Form 10-Q
period 2005-09-30
BlackRock Kelso Capital CORP
filed 2005-11-14
CIK 1326003

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  ----------

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30,
2005

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to ________________

                       Commission file number 000-51327

                      BlackRock Kelso Capital Corporation
                      -----------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

Delaware                                              20-2725151
--------------------------------------------------------------------------------
(State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                Identification No.)

40 East 52nd Street, New York, New York                        10022
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code   212-810-5800
                                                    -------------------

--------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                    Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

           Class                         Outstanding at November 11, 2005
 -----------------------------           --------------------------------
Common stock, $.001 par value                      35,366,589

                       BLACKROCK KELSO CAPITAL CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005


                                Table of Contents

                  INDEX                                                 PAGE NO.
                  -----                                                 --------

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statement of Assets and Liabilities (unaudited) as of        4
                  September 30, 2005

                  Statement of Operations (unaudited) for the period July      5
                  25, 2005 (inception of operations) through September 30,
                  2005

                  Statement of Changes in Net Assets (unaudited) for the       6
                  period July 25, 2005 (inception of operations) through September 30, 2005

                  Statement of Cash Flows (unaudited) for the period July      7
                  25, 2005 (inception of operations) through September 30,
                  2005

                  Schedule of Investments (unaudited) as of September 30,      8
                  2005

                  Notes to Financial Statements (unaudited)                   10

         Item 2.  Management's Discussion and Analysis of Financial           16
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market       20
                  Risk
         Item 4.  Controls and Procedures                                     20

 PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                           21
         Item 2.  Unregistered Sales of Equity Securities and Use of          21
                  Proceeds
         Item 3.  Defaults Upon Senior Securities                             21
         Item 4.  Submission of Matters to a Vote of Security Holders         21
         Item 5.  Other Information                                           21
         Item 6.  Exhibits                                                    21

        SIGNATURES                                                            22

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as "trend," "opportunity," "pipeline," "believe," "comfortable," "expect," "anticipate," "current," "intention," "estimate," "position," "assume," "potential," "outlook," "continue," "remain," "maintain," "sustain," "seek," "achieve" and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "may" or similar expressions. BlackRock Kelso Capital Corporation (the "Company") cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

         In addition to factors previously disclosed in the Company's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

         (1) the introduction, withdrawal, success and timing of business initiatives and strategies;

         (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company's assets;

         (3) the relative and absolute investment performance and operations of the Company's Advisor, BlackRock Kelso Capital Advisors LLC (the "Advisor");

         (4)      the impact of increased competition;

         (5)      the impact of capital improvement projects;

         (6)      the impact of future acquisitions and divestitures;

         (7)      the unfavorable resolution of legal proceedings;

         (8)      the extent and timing of any share repurchases;


         (9) the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

         (10) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company, the Advisor or its affiliates, BlackRock, Inc. or The PNC Financial Services Group, Inc.;

         (11) terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Advisor;

         (12) the ability of the Advisor to attract and retain highly talented professionals;

         (13)     fluctuations in foreign currency exchange rates; and

         (14) the impact of changes to tax legislation and, generally, the tax position of the Company.

         Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


BLACKROCK KELSO CAPITAL CORPORATION

STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
September 30, 2005

ASSETS:
Cash and cash equivalents, at fair value (amortized cost of
  $417,652,895)                                                       $     417,605,390
Investments, at fair value (amortized cost of $123,943,288)                 124,060,153
Interest receivable                                                             187,253
Other assets                                                                    122,332
                                                                         ---------------
Total Assets                                                          $     541,975,128
                                                                         ===============


LIABILITIES:
Payable for investments purchased                                     $       8,990,000
Offering costs payable                                                          800,000
Management fees payable                                                         436,992
Organizational expenses payable                                                 200,000
Accrued administrative services expenses                                        185,484
Directors' fees payable                                                         107,670
Other accrued expenses and payables                                             330,299
                                                                         ---------------
Total                                                                        11,050,445
Liabilities
                                                                         ---------------

NET ASSETS:
Common stock, par value $.001 per share, 40,000,000 common shares                35,367
authorized, 35,366,589 issued and outstanding
Paid-in capital in excess of par                                            529,091,071
Accumulated undistributed net investment income                               1,728,885
Net unrealized appreciation                                                      69,360
                                                                         ---------------
Total Net Assets                                                            530,924,683
                                                                         ---------------
Total Liabilities and Net Assets                                      $     541,975,128
                                                                         ===============


Net Asset Value Per Share                                             $           15.01
                                                                         ===============



   The accompanying notes are an integral part of these financial statements.

BLACKROCK KELSO CAPITAL CORPORATION

STATEMENT OF OPERATIONS (UNAUDITED)
For the period July 25, 2005 (inception of operations) through September 30, 2005

INVESTMENT INCOME:
Interest                                                                     $    3,599,086
                                                                             ---------------

EXPENSES:
Management fees                                                                   1,976,340
Organizational                                                                      200,000
Administrative services                                                             185,484
Advisor expenses                                                                    132,616
Professional fees                                                                   126,216
Directors' fees                                                                     107,670
Insurance                                                                            45,278
Other                                                                                84,767
                                                                             ---------------
         Total Expenses Before Management Fee Waiver                              2,858,371
Management fee waiver                                                              (988,170)
                                                                             ---------------
         Total Expenses After Management Fee Waiver                               1,870,201
                                                                             ---------------
NET INVESTMENT INCOME                                                             1,728,885
                                                                             ---------------

UNREALIZED GAIN ON INVESTMENTS AND CASH EQUIVALENTS Net change in unrealized appreciation:
     Investments                                                                    116,865
     Cash equivalents                                                              (47,505)
                                                                             ---------------
Net change in unrealized appreciation                                                69,360
                                                                             ---------------

NET INCREASE IN NET ASSETS RESULTING FROM
OPERATIONS                                                                   $    1,798,245
                                                                             ===============


Earnings Per Common Share                                                    $         0.05
                                                                             ===============
Basic and Diluted Shares Outstanding                                             35,366,589



   The accompanying notes are an integral part of these financial statements.

BLACKROCK KELSO CAPITAL CORPORATION

STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
For the period July 25, 2005 (inception of operations) through September 30, 2005

INCREASE IN NET ASSETS FROM OPERATIONS:
Net investment income                                                 $      1,728,885
Net change in unrealized appreciation                                           69,360
                                                                      -----------------
Net increase in net assets resulting from operations                         1,798,245
                                                                      -----------------


CAPITAL SHARE TRANSACTIONS:
Proceeds from shares sold                                                  530,498,845
Less offering costs                                                         (1,372,407)
                                                                      -----------------
Net increase in net assets resulting from capital share                    529,126,438
transactions
                                                                      -----------------

TOTAL INCREASE IN NET ASSETS                                               530,924,683
Net assets at beginning of period                                                    -
                                                                      -----------------

Net assets at end of period                                           $    530,924,683
                                                                      =================



   The accompanying notes are an integral part of these financial statements.

BLACKROCK KELSO CAPITAL CORPORATION

STATEMENT OF CASH FLOWS (UNAUDITED)
For the period July 25, 2005 (inception of operations) through September 30, 2005

OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                                 $         1,798,245
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
   Purchases of short-term investments - net                                                (103,196,541)
   Purchases of long-term investments                                                        (20,257,000)
   Change in unrealized appreciation on investments                                             (116,865)
   Amortization of premium/discount - net                                                       (489,747)
   Increase in interest receivable                                                              (187,253)
   Increase in other assets                                                                     (122,332)
   Increase in payable for investments purchased                                               8,990,000
   Increase in offering costs payable                                                            800,000
   Increase in management fees payable                                                           436,992
   Increase in organizational expenses payable                                                   200,000
   Increase in other accrued expenses and payables                                               623,453
                                                                                     --------------------
     Net cash used in operating activities                                                  (111,521,048)
                                                                                     --------------------

FINANCING ACTIVITIES
Net proceeds from issuance of common stock:
   Cash                                                                                      109,408,498
   Contribution of short-term investments and cash equivalents                               419,717,940
                                                                                     --------------------
     Net cash provided by financing activities                                               529,126,438
                                                                                     --------------------

Net increase in cash and cash equivalents                                                    417,605,390

Cash and cash equivalents, beginning of period                                                         -
                                                                                     --------------------

Cash and cash equivalents, end of period                                             $       417,605,390
                                                                                     ====================
Accumulated Undistributed Net Investment Income                                      $         1,728,885
                                                                                     ====================


   The accompanying notes are an integral part of these financial statements.

BLACKROCK KELSO CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS (UNAUDITED)
September 30, 2005
                                                                                 Principal         Amortized
Portfolio Company                                          Industry                Amount             Cost          Fair Value
-----------------                                          --------                ------             ----          ----------
SHORT-TERM INVESTMENTS - 19.5%
Asset-Backed Security - 2.8%
RACERS Trust, Series 2005-17-O, 3.86%
  (LIBOR + 0.02%/Q), 8/21/06, acquired 8/29/05 (*)  Asset-Backed Security       $  15,000,000     $ 15,000,000     $ 15,008,700

Commercial Paper - 16.7%
AIG Funding Inc., 3.65%, 12/21/05                         Insurance                20,000,000       19,835,750       19,824,500
Banque et Caisse d'Epargne de L'Etat, 3.68%,
  12/27/05                                             Sovereign Agency            20,000,000       19,822,375       19,809,334
BNP Paribas (Canada), 3.76%, 1/24/06                       Banking                  1,500,000        1,481,984        1,480,929
Credit Suisse First Boston USA, Inc., 3.76%,         Security Broker and
  1/27/06                                                   Dealer                  8,000,000        7,901,404        7,894,751
Danske Corporation, 3.69%, 12/20/05                        Banking                 20,000,000       19,836,000       19,824,500
Solitaire Funding LLC, 3.92%, 12/28/05                     Banking                 20,000,000       19,808,355       19,805,189
                                                                                --------------    -------------    -------------
Total Commercial Paper                                                             89,500,000       88,685,868       88,639,203
                                                                                --------------    -------------    -------------

TOTAL SHORT TERM INVESTMENTS                                                      104,500,000      103,685,868      103,647,903
                                                                                --------------    -------------    -------------

LONG-TERM INVESTMENTS - 3.8%
Subordinated Debt / Corporate Notes - 1.3%
First Mercury Holdings, Inc., 11.80% (LIBOR +
  8.00%/Q), 8/15/12, acquired 8/12/05 (*)                 Insurance                 1,800,000        1,782,317        1,791,000
InSight Health Services Corp., 9.17% (LIBOR +
  5.25%/Q), 11/1/11, acquired 9/16/05 (*)             Diagnostic Imaging            2,500,000        2,487,550        2,487,500
Select Medical Holdings Corporation, 9.93%
  (LIBOR + 5.75%/S), 9/15/08, acquired 9/15/05 (*)   Specialty Hospitals            2,500,000        2,500,000        2,487,500
                                                                                --------------    -------------    -------------
Total Subordinated Debt / Corporate Notes                                           6,800,000        6,769,867        6,766,000
                                                                                --------------    -------------    -------------

Term Loans - 2.5%
Bushnell Performance Optics, First Lien, 6.64%
  (LIBOR + 3.00%), 8/19/11                             Leisure Products             1,000,000        1,000,000        1,012,500
HIT Entertainment, Inc., Second Lien, 9.33%
  (LIBOR + 5.50%), 2/26/13                              Entertainment               1,000,000        1,000,000        1,017,500
Metaldyne Corporation et al., First Lien, 8.58%
  (LIBOR + 4.50%), 12/31/09                          Motor Vehicle Parts            1,000,000          995,000        1,005,000
NTELOS Inc., Second Lien, 9.03% (LIBOR +
  5.00%), 2/24/12                                     Telecommunications            2,000,000        1,995,000        2,020,000
PBI Media, Inc., Second Lien, 9.86% (LIBOR +
  6.00%), 9/30/13                                    Information Services           5,000,000        5,000,000        5,050,000
Synventive Acquisition Inc., First Lien, 7.12%        Injection Molding
  (LIBOR + 3.25%), 7/29/12                                 Systems                  1,000,000          997,553        1,007,500
U.S. Security Holdings, Inc., First Lien, 7.27%
  (LIBOR + 3.25%), 2/29/12                            Security Services             1,000,000        1,000,000        1,010,000
Wastequip, Inc., Second Lien, 10.02% (LIBOR +
  6.00%), 7/12/11                                      Waste Treatment                500,000          500,000          505,000
Wembley, Inc., Second Lien, 7.83% (LIBOR +
  3.75%), 8/23/12                                           Gaming                  1,000,000        1,000,000        1,018,750
                                                                                --------------    -------------    -------------
Total Term Loans                                                                   13,500,000       13,487,553       13,646,250
                                                                                --------------    -------------    -------------

TOTAL LONG TERM INVESTMENTS                                                        20,300,000       20,257,420       20,412,250
                                                                                --------------    -------------    -------------

TOTAL INVESTMENTS                                                                 124,800,000      123,943,288      124,060,153
                                                                                --------------    -------------    -------------

   The accompanying notes are an integral part of these financial statements.

BLACKROCK KELSO CAPITAL CORPORATION

SCHEDULE OF INVESTMENTS (UNAUDITED) (continued)
September 30, 2005

                                                                           Principal        Amortized
Portfolio Company                                                           Amount             Cost          Fair Value
-----------------                                                           ------             ----          ----------
CASH EQUIVALENTS - 78.7%
------------------------
Commercial Paper - 73.7%
Bank of America Corporation, 3.67%, 10/24/05                             $  10,000,000     $  9,976,553    $   9,976,553
Blue Ridge Asset Funding Corporation, 3.75%,
10/20/05                                                                    25,000,000       24,950,521       24,950,521
CheckPoint Charlie, Inc., 3.77%, 10/17/05                                    5,700,000        5,690,449        5,690,449
Citigroup Funding, Inc., 3.68%, 10/25/05                                    20,000,000       19,950,933       19,950,933
Concord Minutemen Capital Company, LLC, 3.75%,
10/17/05                                                                    26,000,000       25,956,667       25,956,667
Countrywide Financial Corporation, 3.92%, 10/3/05                           26,000,000       25,994,338       25,994,338
Eurohypo AG, New York Branch, 3.71%, 10/25/05                               20,000,000       20,000,067       20,000,067
Galaxy Funding, Inc., 3.93%, 12/28/05                                       10,000,000        9,903,933        9,903,689
Lexington Parker Capital Corp., 3.75%, 10/17/05                             23,200,000       23,161,333       23,161,333
Liberty Street Funding Corporation, 3.68%, 10/12/05                          8,000,000        7,991,004        7,991,004
Liberty Street Funding Corporation, 3.70%, 11/15/05                          6,256,000        6,227,066        6,211,635
Liberty Street Funding Corporation, 3.80%, 12/15/05                         10,095,000       10,015,081       10,012,137
Lockhart Funding LLC, 3.65%, 10/7/05                                        25,000,000       24,984,792       24,984,792
Morgan Stanley & Co., 3.75%, 10/19/05                                       25,000,000       24,953,125       24,953,125
Rabobank USA Financial Corp., 3.88%, 10/3/05                                26,000,000       25,994,396       25,994,396
Ranger Funding Co. LLC, 3.68%, 10/13/05                                     25,000,000       24,969,333       24,969,333
Sedna Finance, Inc., 3.60%, 10/27/05                                        20,000,000       19,948,000       19,919,797
Silver Tower US Funding LLC, 3.78%, 10/26/05                                20,000,000       19,947,500       19,947,500
UBS Finance (Delaware) LLC, 3.80%, 10/5/05                                  20,000,000       19,991,556       19,991,556
Victory Receivables Corporation, 3.88%, 10/3/05                             23,000,000       22,995,042       22,995,042
Wal-Mart Stores, Inc., 3.49%, 10/4/05                                       17,600,000       17,594,881       17,594,198
                                                                         --------------    -------------    -------------
Total Commercial Paper                                                     391,851,000      391,196,570      391,149,065
                                                                         --------------    -------------    -------------

Master Notes - 4.9%
Merrill Lynch Mortgage Capital, Inc., 3.95%, 10/4/05                        26,000,000       26,000,000       26,000,000

Money Market Fund - 0.1%
Galileo Money Market Fund                                                      456,325          456,325          456,325
                                                                         --------------    -------------    -------------


TOTAL CASH EQUIVALENTS                                                     418,307,325      417,652,895      417,605,390
                                                                         --------------    -------------    -------------


TOTAL INVESTMENTS AND CASH EQUIVALENTS - 102.0%                           $543,107,325     $541,596,183      541,665,543
                                                                         ==============    =============
OTHER ASSETS & LIABILITIES (NET) - (2.0%)                                                                    (10,740,860)
                                                                                                            -------------

NET ASSETS - 100.0%                                                                                         $530,924,683
                                                                                                            =============

(*) - These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 4.1% of net assets as of September 30, 2005.

All of the term loans to our portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime
Rate), at the borrower's option. Additionally, the borrower under a term loan generally has the option to select from interest rate reset periods of one, two, three or six months and may alter that selection at the end of any reset period.

Reset frequencies for floating rate investments other than term loans are indicated by Q (quarterly) or S (semiannually).

   The accompanying notes are an integral part of these financial statements.

                       BLACKROCK KELSO CAPITAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  Organization and Interim Financial Statements

BlackRock Kelso Capital Corporation (the "Company"), was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has filed an election to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). In addition, for tax purposes the Company intends to elect to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the "Code"). The Company's investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company intends to invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

On July 25, 2005, the Company completed a private placement (the "Offering") of 35,366,589 shares of its common stock, par value $.001 per share (the "Common Stock"), at a price of $15.00 per share. Net proceeds from the Offering of $529,126,438 reflect the payment of a placement fee of $507,407 and additional offering costs of $865,000. Such additional offering costs represent management's best estimate and are subject to change.

Interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2005.

2.  Significant Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

The significant accounting policies consistently followed by the Company are:

(a) Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Company's Board of Directors.

     Because the Company expects that there will not be a readily available market value for many of the investments in its portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

     With respect to the Company's investments for which market quotations are not readily available, the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

          (1) The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

          (2) Preliminary valuation conclusions are then documented and discussed with senior management;

          (3) To the extent determined by the Audit Committee of the Board of Directors, independent valuation firms engaged by the Board of Directors conduct independent appraisals and review management's preliminary valuations and their own independent assessment;

          (4) The Audit Committee of the Board of Directors reviews the preliminary valuations of the investment professionals and senior management and that of the independent valuation firms; and

          (5) The Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Company's investment advisor, the respective independent valuation firms and the Audit Committee.

     The types of factors that the Company may take into account in fair value pricing its investments include, as relevant, the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

     Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to the financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

     The carrying value of the Company's financial instruments approximate fair value. The carrying value of interest receivable and other assets, accounts payable and accrued expenses, approximate fair value due to their short maturity.

     At this time, none of the Company's portfolio companies is controlled by or affiliated with the Company as defined in the 1940 Act.

(b) Cash equivalents include short-term liquid investments in a money market fund and money market instruments with a remaining maturity when purchased of three months or less.

(c) Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d) Gains or losses on the sale of investments are calculated using the specific identification method.

(e) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Interest income is not accrued if collection is deemed doubtful or the related investment is in default. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, PIK interest is not accrued if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, closing and/or commitment fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

(f) A portion of the net proceeds of the Offering was used to pay the Company's offering costs. The offering costs were charged against the proceeds from the Offering when received and were approximately $1,372,407.

(g) The Company intends to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, intends to make the requisite distributions to its stockholders which will relieve the Company from Federal income and excise taxes. Therefore, no provision has been recorded for Federal income or excise taxes.

     In order to qualify as a RIC, the Company is required to distribute to its stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid Federal excise taxes, the Company must distribute at least 98% of its income (both ordinary income and net capital gains).

     In accordance with GAAP, book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified to capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(h) Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors.

     The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend, then stockholders who have not "opted out" of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.

3.  Agreements and Related Party Transaction

The Company has entered into an Investment Management Agreement (the "Management Agreement") with BlackRock Kelso Capital Advisors LLC (the "Advisor"), under which the Advisor, subject to the overall supervision of the Company's Board of Directors, will manage the day-to-day operations of, and provide investment advisory services to, the Company. For providing these services, the Advisor receives a fee (the "Management Fee") from the Company at an annual rate of 2.0% of the Company's total assets, including any assets acquired with the proceeds of leverage. For services rendered under the Management Agreement during the period commencing from the closing of the Offering (the "Closing") through and including the first twelve months of operations, the Management Fee will be payable monthly in arrears. For services rendered under the Management Agreement after that time, the Management Fee will be paid quarterly in arrears. The Advisor has agreed to waive its rights to receive one-half of the amount of the Management Fee the Advisor would otherwise be entitled to receive from the Company until the first date on which 90% of the assets of the Company are invested in portfolio companies in accordance with the Company's investment objective, excluding investments in cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment, or the first anniversary of the Closing, whichever is sooner (the "Ramp-Up Date"). Thereafter, the Advisor has agreed to waive, until such time as the Company has completed an initial public offering of its Common Stock and listed its Common Stock on a national securities exchange ("Public Market Event"), one-quarter of the amount of the Management Fee the Advisor would otherwise be entitled to receive from the Company. In addition, the Advisor has agreed to (a) waive Management Fees for any calendar year in excess of approximately $11.9 million until the earlier of (i) such time as the Company has completed the Public Market Event or (ii) the fourth anniversary of the Company's inception of operations and (b) waive Management Fees in excess of approximately $5.6 million during the fifth year of the Company's existence unless the Company has completed the Public Market Event.

For the period July 25, 2005 (inception of operations) through September 30, 2005, the Advisor earned $988,170 in base investment advisory and management fees, net of the waiver provision, from the Company.

The Management Agreement provides that the Advisor or its affiliates may be entitled to an incentive fee (the "Carried Interest") under certain circumstances. The determination of the Carried Interest, as described in more detail below, will result in the Advisor or its affiliates receiving no Carried Interest payments if returns to Company stockholders, as described in more detail below, do not meet an 8.0% annualized rate of return and will result in the Advisor or its affiliates receiving less than the full amount of the Carried Interest percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return.

Commencing on the Ramp-Up Date, the Company will pay to the Advisor or its affiliates at the same time as, and not in advance of, any distributions in respect of the Company's Common Stock, (i) 50% of the amount by which the cumulative distributions and amounts distributable to the holders of the Common Stock of the Company exceed an 8% annualized rate of return on net asset value until the Advisor or its affiliates have received from the Company an amount equal to 20% of the sum of the cumulative amounts distributed pursuant to this paragraph and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company's Common Stock, and (ii) thereafter an amount equal to 20% of the sum of the amount distributed pursuant to this paragraph and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company's Common Stock. After the Public Market Event, if any, the amounts above will be measured and paid quarterly on a rolling four-quarter basis and will take into account any decrease in net unrealized depreciation during the measurement period to the extent such decrease did not exceed the net amount of capital depreciation at the beginning of such period and does not exceed the excess of cumulative realized capital gains over cumulative realized capital losses.

For the period July 25, 2005 (inception of operations) through September 30, 2005, no Carried Interest amounts were earned by the Advisor or its affiliates.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the period July 25, 2005 (inception of operations) through September 30, 2005, the Company accrued $132,616 for costs and expenses reimbursable to the Advisor under the Management Agreement.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company has also entered into an Administration Agreement with BlackRock Financial Management, Inc. (the "Administrator"), a majority-owned subsidiary of The PNC Financial Services Group, Inc., under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company's allocable portion of the cost of the Company's officers and their respective staffs. The Administrator will also provide on the Company's behalf and at its request managerial assistance to those portfolio companies to which the Company is required to provide such assistance.

For the period July 25, 2005 (inception of operations) through September 30, 2005, the Company accrued $185,484 for administrative services expenses payable to the Administrator under the Administration Agreement.

From time to time, the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Administrator for such amounts paid on its behalf. For the period July 25, 2005 (inception of operations) through September 30, 2005, the Company reimbursed the Administrator $180,910 for payments made on behalf of the Company to third party providers of goods and services. At September 30, 2005, an additional $17,965 has been accrued for and is owing to the Administrator for such payments.

PFPC Inc. ("PFPC"), a majority-owned subsidiary of The PNC Financial Services Group, Inc., provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of the Company's average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

For the period July 25, 2005 (inception of operations) through September 30, 2005, the Company accrued $33,450 for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements.

On July 25, 2005, in connection with the closing of the Offering, the Company issued approximately 33,333,333 shares of its common stock to an entity for which the Advisor serves as manager in exchange for total consideration of $500,000,000 ($15.00 per share), consisting of $80,282,060 in cash and a portfolio of short-term investments and cash equivalents valued at $419,717,940. The transaction was effected in accordance with the Company's valuation procedures governing securities transactions with affiliates and was ratified by the Board of Directors.

As of September 30, 2005, the Advisor beneficially owned 733,333 shares of the Company's Common Stock, representing approximately 2.1% of the total shares outstanding. As of September 30, 2005, other entities affiliated with the Administrator and PFPC beneficially owned 2,309,150 shares of the Company's Common Stock, representing approximately 6.5% of the total shares outstanding.

4.  Organizational Expenses and Offering Costs

A portion of the proceeds of the Offering was used for organizational expenses and offering costs of approximately $200,000 and $1,372,407, respectively. Organizational expenses are expensed as incurred. Offering costs have been charged against paid-in capital in excess of par. Such organizational expenses and offering costs represent management's best estimate and are subject to change.

5.  Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the period July 25, 2005 (inception of operations) through September 30, 2005.

Numerator for basic and diluted net increase in net assets per share:
$1,798,245.
Denominator for basic and diluted weighted average shares:  35,366,589.

Basic and diluted net increase in net assets per share resulting from operations: $0.05.

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the period.

6.  Purchases and Sales of Investments

Excluding short-term investments, the Company's purchases of investments for the period July 25, 2005 (inception of operations) to September 30, 2005 totaled $20,257,000. There were no sales of investments during the period.

7.  Risks and Uncertainties

The Company has no operating history. It is subject to the business risks and uncertainties associated with any new business. During the period required for the Company to identify and evaluate suitable investments in private middle-market companies, the Company may invest in temporary investments that earn yields that could be substantially lower than required to cover its operating expenses or to pay dividends at all or at a particular level. Many entities will compete with the Company to make the types of investments that it plans to make in middle-market companies and such entities may have one or more competitive advantages compared to the Company. As an externally-managed BDC, the Company will be largely dependent on the efforts of the Advisor and other service providers.

The Company is subject to financial market risks, including changes in interest rates. Many of the investments in the Company's portfolio are expected to have floating rates. While hedging activities may insulate the Company against adverse changes in interest rates, they may also limit the Company's ability to participate in the benefits of lower interest rates with respect to its portfolio of investments.

The Company intends to make investments in private companies, which may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Each of these factors could cause the Company to realize significantly less than the value at which it has previously recorded such investments if it were necessary to liquidate all or a portion of its portfolio quickly.

The Company's investments will primarily be rated below investment-grade or unrated but of comparable credit quality to those rated below investment-grade. The lower rating of such investments reflects a greater possibility that adverse changes in the financial condition of the issuer of such investments or in general business or economic conditions or both may impair the ability of such issuer to make payments of principal and interest. The debt and equity securities or obligations in which the Company will invest may be subordinate to other securities or obligations of the issuers of such investments. The Company may also invest in securities and obligations that may be in covenant or payment default or are issued by companies involved in bankruptcy or other reorganization and liquidation proceedings. The repayment of defaulted obligations is subject to significant uncertainties.

Subject to complying with the diversification requirements to qualify as a RIC, the Company may, from time to time, invest a substantial portion of its assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. As a result, the Company could be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments were more broadly diversified.

8.  Guarantees

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company's individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management's experience, the Company expects the risk of loss to be remote.

9.  Financial Highlights

The following is a schedule of financial highlights for the period July 25, 2005 (inception of operations) through September 30, 2005.

Per Share Data:
Net asset value, beginning of period                                $        -
                                                                ---------------

Gross proceeds from Offering                                             15.00
Offering costs                                                           (0.04)
                                                                ---------------
Net proceeds from Offering                                               14.96
                                                                ---------------
Net investment income                                                     0.05
Net unrealized appreciation                                               0.00*
                                                                ---------------
Net increase in net assets resulting from operations                      0.05
                                                                ---------------
Net asset value, end of period                                          $15.01
                                                                ===============

Total return (1)                                                          0.07%

Shares outstanding at end of period                                 35,366,589

Ratio / Supplemental Data:
Ratio of expenses to average net assets (2)
    Before management fee waiver                                          2.94%

    After management fee waiver                                           1.92%
Ratio of net interest income to average net assets (2)                    1.78%

* Less than $0.01.

(1) Total return is based on the change in net asset value per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan. Interim periods are not annualized.

(2) Annualized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

BlackRock Kelso Capital Corporation (the "Company," "we," "us," and "our"), was incorporated in Delaware on April 13, 2005 and was initially funded on July 25, 2005. Our investment objective is to provide a combination of current income and capital appreciation. We intend to invest primarily in debt and equity securities of private U.S. middle-market companies. The term "middle-market" refers to companies with annual revenues typically between $25 million and $500 million.

We are externally managed and have elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

On July 25, 2005, we completed a private placement (the "Offering") of 35,366,589 shares of our common stock, par value $.001 per share (the "Common Stock"), at a price of $15.00 per share. Net proceeds from the offering of $529,126,438 reflect the payment of a placement fee of $507,407 and additional offering costs of $865,000. Such offering costs represent management's best estimate and are subject to change.

We intend to elect to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Valuation of Portfolio Investments

As a BDC, we intend to invest in illiquid securities including debt and equity securities of middle-market companies. Under procedures established by our Board of Directors, we value investments for which market quotations are readily available at such market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, we value debt investments with remaining maturities within 60 days at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Such determination of fair values may involve subjective judgments and estimates. With respect to investments for which market quotations are not readily available, our Board of Directors, together with independent valuation advisers, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

         o Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

         o Preliminary valuation conclusions are then documented and discussed with senior management;

         o To the extent determined by the Audit Committee of our Board of Directors, independent valuation firms engaged by our Board of Directors conduct independent appraisals and review management's preliminary valuations and their own independent assessment;

         o The Audit Committee of our Board of Directors reviews the preliminary valuations of the investment professionals and senior management and that of the independent valuation firms; and

         o The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firms and the Audit Committee.

Revenue Recognition

We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis. We do not accrue interest income if collection is deemed doubtful or the related investment is in default. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, closing and/or commitment fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. Upon the prepayment of a loan or debt security, we record any prepayment penalties and unamortized loan origination, closing and commitment fees as interest income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Risks and Uncertainties

The Company has no operating history. It is subject to the business risks and uncertainties associated with any new business. During the period required for the Company to identify and evaluate suitable investments in private middle-market companies, the Company may invest in temporary investments that earn yields that could be substantially lower than required to cover its operating expenses or to pay dividends at all or at a particular level. Many entities will compete with the Company to make the types of investments that it plans to make in middle-market companies and such entities may have one or more competitive advantages compared to the Company. As an externally-managed BDC, the Company will be largely dependent on the efforts of its investment advisor and other service providers.

The Company is subject to financial market risks, including changes in interest rates. Many of the investments in the Company's portfolio are expected to have floating rates. While hedging activities may insulate the Company against adverse changes in interest rates, they may also limit the Company's ability to participate in the benefits of lower interest rates with respect to its portfolio of investments.

The Company intends to make investments in private companies, which may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Each of these factors could cause the Company to realize significantly less than the value at which it has previously recorded such investments if it were necessary to liquidate all or a portion of its portfolio quickly.

The Company's investments will primarily be rated below investment-grade or unrated but of comparable credit quality to those rated below investment-grade. The lower rating of such investments reflects a greater possibility that adverse changes in the financial condition of the issuer of such investments or in general business or economic conditions or both may impair the ability of such issuer to make payments of principal and interest. The debt and equity securities or obligations in which the Company will invest may be subordinate to other securities or obligations of the issuers of such investments. The Company may also invest in securities and obligations that may be in covenant or payment default or are issued by companies involved in bankruptcy or other reorganization and liquidation proceedings. The repayment of defaulted obligations is subject to significant uncertainties.

Subject to complying with the diversification requirements to qualify as a RIC, the Company may, from time to time, invest a substantial portion of its assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. As a result, the Company could be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments were more broadly diversified.

Other factors that may affect the Company's future results include those described under the heading "Cautionary Statement Regarding Forward-Looking Statements" in this quarterly report on Form 10-Q.

Portfolio and Investment Activity

We completed our first partial quarter of operations on September 30, 2005 with our portfolio invested 19.5% (as a percent of net asset value) in short-term investments, 3.8% in long-term investments and 78.7% in cash equivalents. Short-term investments consist of high-quality debt investments (other than cash equivalents) that mature within one year or less from the date of purchase. Long-term investments consist of subordinated debt/corporate notes and term loans. All of our subordinated debt/corporate notes at September 30, 2005 were accruing interest at floating rates based on LIBOR. Term loans typically accrue interest at floating rates determined by reference to LIBOR or other base rate (commonly the Federal Funds Rate or the Prime
Rate) with stated maturities at origination that range from 5 to 10 years. At September 30, 2005, the weighted average yield of our long-term investments was 9.3%. The weighted average yield of our subordinated debt/corporate notes and term loans was 10.4% and 7.7%, respectively. We compute yields using interest rates as of the purchase date and include amortization of loan origination fees, original issue discount and market premium or discount, weighted by their respective costs.

To maintain our status as a BDC, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we invest in an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets may not be treated as qualifying assets. This results from the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934 expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company. The staff of the Securities and Exchange Commission (the "SEC") has been considering these issues but has not to our knowledge reached a conclusion. The SEC has proposed a rule that would clarify that "qualifying assets" could include securities of companies whose equity securities are not marginable, and legislation has been introduced in Congress that would liberalize the range of investments that we could treat as "qualifying assets."

Results of Operations

We commenced operations on July 25, 2005 and, therefore, have no period with which to compare results for the partial quarter ended September 30, 2005.

Operating Income

Investment income during our initial period of operations largely reflects income generated from cash equivalents and short-term investments. Investment income totaled $3,599,086 for the period July 25, 2005 (inception of operations) through September 30, 2005, of which $3,542,146 was attributable to short-term investments and cash equivalents, $34,024 to subordinated debt/corporate notes and $22,916 to term loans. As we continue to invest the net proceeds from the Offering in longer-term investments, we expect that we will generate additional income at rates higher than those we received on our investments during the initial period.

Operating Expenses

Operating expenses for the period July 25, 2005 (inception of operations) through September 30, 2005 were approximately $1,870,201, consisting of $988,170 in management fees (net of the management fee waiver of $988,170), $200,000 in expenses related to the organization of the Company, $185,484 in administrative services expenses, $132,616 in Advisor expenses, $126,216 in professional fees, $107,670 for directors' fees, $45,278 in insurance expenses and $84,767 in other expenses.

Net Investment Income

The Company's net investment income was $1,728,885 for the period July 25, 2005 (inception of operations) through September 30, 2005.

Net Unrealized Appreciation

For the period July 25, 2005 (inception of operations) through September 30, 2005, the Company's net unrealized appreciation was $69,360. Net unrealized appreciation on investments totaled $116,865. The Company had net unrealized depreciation of $47,505 on cash equivalents.

Net Increase in Net Assets Resulting From Operations

The net increase in net assets resulting from operations for the period July 25, 2005 (inception of operations) through September 30, 2005 was $1,798,245.

Financial Condition, Liquidity and Capital Resources

During the period July 25, 2005 (inception of operations) to September 30, 2005, we completed a private placement of 35,366,589 shares of our Common Stock at a price of $15.00 per share. The net proceeds from the Offering of $529,126,438 consisted of cash of $109,408,498 and a contribution of short-term investments and cash equivalents of $419,717,940.

We generated cash primarily from the net proceeds of the Offering as well as cash flows from operations, including income earned from temporary investments in cash equivalents and high-quality debt investments that mature in one year or less. In the future, we may also fund a portion of our investments through borrowings from banks and issuances of senior securities. We do not expect to incur such indebtedness until the proceeds from the Offering have been substantially invested. In the future, we may also securitize a portion of our investments in mezzanine or senior secured loans or other assets. Our primary use of funds will be investments in portfolio companies and cash distributions to stockholders.

We anticipate that it will take up to two years to invest substantially all of the net proceeds from the Offering due to the time necessary to identify, evaluate, structure, negotiate and close suitable investments in portfolio companies. We can offer no assurances that we will be able to invest all of our net proceeds within this time frame, as our investment outlook will depend on the availability of appropriate investment opportunities consistent with our investment objectives and other market conditions.

The Company's operating activities resulted in a net use of cash of $111,521,048 for the period July 25, 2005 (inception of operations) through September 30, 2005, primarily due to the purchase of investments and the payment of management fees and other expenses.

The Company's financing activities provided cash of $529,126,438 for the period July 25, 2005 (inception of operations) through September 30, 2005, representing the net proceeds of the Offering.

The Company had no outstanding capital commitments at September 30, 2005.

Off-Balance Sheet Financing

We have no off-balance sheet contractual obligations or arrangements.

Dividends

We intend to elect to be treated as a RIC under Subchapter M of the Code. In order to maintain our status as a RIC, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. For 2005, we anticipate declaring our first dividend in December, which will be payable in January 2006. Thereafter, we intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We also intend to make distributions of net realized capital gains, if any, at least annually.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions at all or at a particular level.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to financial market risks, including changes in interest rates. We expect that many of the term loans in our portfolio will have floating rates. At September 30, 2005, all of our long-term investments were floating rate and approximately 98% of our net assets consisted of high quality short-term investments and cash equivalents. As such, our portfolio is not expected to be materially impacted by market interest rate fluctuations. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the period July 25, 2005 (inception of operations) through September 30, 2005, we did not engage in any hedging activities.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during the period July 25, 2005 (inception of operations) through September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party in any pending legal proceeding, and no such proceedings are known to be contemplated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not required.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)      Exhibits.

         3.1 Form of Administration Agreement between Registrant and BlackRock Financial Management, Inc.

         3.2 Form of Transfer Agency Services Agreement between Registrant and PFPC Inc.

         3.3 Form of Sub-Administration and Accounting Services Agreement between Registrant, PFPC Inc. and BlackRock Financial Management, Inc.

         31.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BLACKROCK KELSO CAPITAL CORPORTATION


Date:  November 14, 2005                 By: /s/ James R. Maher
                                             -----------------------
                                             James R. Maher
                                             Chief Executive Officer



Date: November 14, 2005                  By: /s/  Frank D. Gordon
                                             -----------------------
                                             Frank D. Gordon
                                             Chief Financial Officer