Form 10-K
period 2005-12-31
BlackRock Kelso Capital CORP
filed 2006-03-29
CIK 1326003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  _____________

                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                   For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _______________________ to  _____________________

                        Commission file number 000-51327

                       BlackRock Kelso Capital Corporation
                       -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                 20-2725151
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

40 East 52nd Street, New York, New York                             10022
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

         Registrant's Telephone Number, Including Area Code  212-810-5800
                                                             -------------
                             ______________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes |_| No |X|

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer |_| Accelerated filer |_| Non-Accelerated filer |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

     There is no public trading market for the Registrant's common stock. As a result, an aggregate market value of the Registrant's common stock cannot be determined.

     The number of shares of the Registrant's common stock, $.001 par value per share, outstanding at March 28, 2006, was 35,837,489.


                                          BLACKROCK KELSO CAPITAL CORPORATION
                                             2005 FORM 10-K ANNUAL REPORT

                                                   TABLE OF CONTENTS
                                                   -----------------

                                     PART I
                                                                                                             PAGE
Item 1.       Business....................................................................................    2
Item 1A.      Risk Factors................................................................................    12
Item 1B.      Unresolved Staff Comments...................................................................    18
Item 2.       Properties..................................................................................    18
Item 3.       Legal Proceedings...........................................................................    18
Item 4.       Submission of Matters to a Vote of Security Holders.........................................    18

                                                         PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
              Equity Securities...........................................................................    18
Item 6.       Selected Financial Data.....................................................................    20
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......    21
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..................................    26
Item 8.       Financial Statements and Supplementary Data.................................................    26
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    42
Item 9A.      Controls and Procedures.....................................................................    42
Item 9B.      Other Information...........................................................................    43

                                                        PART III

Item 10.      Directors and Executive Officers of the Registrant..........................................    43
Item 11.      Executive Compensation......................................................................    46
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
              Matters.....................................................................................    46
Item 13.      Certain Relationships and Related Transactions..............................................    48
Item 14.      Principal Accountant Fees and Services......................................................    48

                                                         PART IV

Item 15.      Exhibits and Financial Statement Schedules..................................................    50
Signatures................................................................................................    51

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

In addition to factors previously disclosed in the Company's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

      (1) the introduction, withdrawal, success and timing of business initiatives and strategies;
      (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company's assets;
      (3) the relative and absolute investment performance and operations of the Company's investment adviser, BlackRock
              Kelso Capital Advisors LLC (the "Advisor");
      (4)     the impact of increased competition;
      (5)     the impact of future acquisitions and divestitures;
      (6)     the unfavorable resolution of legal proceedings;
      (7)     the extent and timing of any share repurchases;
      (8) the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
      (9) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Advisor;
      (10) terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Advisor;
      (11) the ability of the Advisor to attract and retain highly talented professionals;
      (12)    fluctuations in foreign currency exchange rates; and
      (13) the impact of changes to tax legislation and, generally, the tax position of the Company.

Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

BlackRock Kelso Capital Corporation ("BlackRock Kelso", the "Company" or the "Registrant," which may also be referred to as "we," "us" or "our"), a Delaware corporation organized on April 13, 2005, is a company that has filed an election to be treated as a business development company, or BDC, under the Investment Company Act of 1940 (the "1940 Act"). In addition, for tax purposes the Company intends to elect to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the "Code").

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies. The term "middle-market" refers to companies with annual revenues typically between $25 million and $500 million.

On July 25, 2005, we completed a private placement of 35,366,589 shares of our common stock at a price of $15.00 per share. We commenced operations on July 25, 2005, receiving approximately $529.3 million in total net proceeds from the placement.

For the period July 25, 2005 (inception of operations) through December 31, 2005, we invested approximately $137.7 million in 27 portfolio companies and received proceeds from principal repayments/dispositions of approximately $1.0 million. At December 31, 2005, our net portfolio consisted of 26 portfolio companies and was invested 25% in senior secured loans, 1% in subordinated debt/corporate notes, 1% in publicly traded, floating rate closed-end funds, less than 1% in common stock/warrants and 73% in short-term investments (including cash equivalents). Our average portfolio company investment was approximately $5 million. Our largest portfolio company investment was approximately $26.5 million, with our five largest portfolio company investments comprising approximately 15% of our net assets at December 31, 2005. Our targeted investment typically ranges between $5 million and $50 million, although the investment sizes may be more or less than the targeted range.

Our weighted average yield on invested capital other than closed-end funds, short-term investments and cash equivalents was 10.7% at December 31, 2005. The weighted average yield on our invested capital including closed-end funds, short-term investments and cash equivalents was 6.0% and, net of expenses, was 4.4% at December 31, 2005. The weighted average yields on our subordinated debt/corporate notes and senior secured loans were 10.3% and 10.8%, respectively, at December 31, 2005.

BLACKROCK KELSO CAPITAL ADVISORS

Our investment activities are managed by our investment adviser, BlackRock Kelso Capital Advisors LLC ("BlackRock Kelso Capital Advisors" or "Advisor"), and are supervised by our Board of Directors, a majority of whom are independent of the Advisor, BlackRock (as defined below), the Kelso Principals (as defined below) and their respective affiliates. The Advisor is led by James R. Maher, our Chairman and Chief Executive Officer, and Michael B. Lazar, our Chief Operating Officer. They are supported by the Advisor's team of 10 dedicated investment professionals, as well as additional investment professionals of BlackRock, Inc. (together with its subsidiaries, "BlackRock"). BlackRock Kelso Capital Advisors' investment committee (the "Investment Committee") has 13 members, including Messrs. Maher and Lazar and several senior executives of BlackRock and principals (the "Kelso Principals") of Kelso & Company, L.P. ("Kelso").

In addition to the professionals dedicated to the Advisor, we benefit from the business and specific industry knowledge, transaction expertise and deal-sourcing capabilities of the Investment Committee and its connection to BlackRock and Kelso. The Advisor has access to investment opportunities through a broad network of contacts. Professionals in Kelso's and BlackRock's businesses are among our sources of potential long-term subordinated loans, senior secured and unsecured loans, preferred and common equity and other investment opportunities.

BlackRock, one of the leading investment managers in the world, manages approximately $453 billion in assets as of December 31, 2005, including over $10 billion in non-investment grade and bank loan assets. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. BlackRock was founded in 1988 on the belief that experienced investment professionals using a disciplined investment process and highly sophisticated analytical tools will consistently add value to client portfolios. BlackRock has assembled a team of investment professionals with expertise in fixed income, liquidity, equity and alternative asset classes, and continues to make extensive investments in internal technology and analytics. BlackRock manages a set of private investment funds, with Kelso as its advisor, with over $3.9 billion in aggregate initial capital. These funds invest primarily in public and private debt obligations and, to a lesser extent, in mezzanine, private equity and other special situation investments. BlackRock is majority owned by The PNC Financial Services Group, Inc. ("PNC").

On February 15, 2006, BlackRock entered into an agreement with Merrill Lynch & Co., Inc. ("Merrill Lynch") pursuant to which Merrill Lynch will contribute its investment management business, Merrill Lynch Investment Managers, to BlackRock. The combined company would be one of the world's largest asset management firms with nearly $1 trillion in assets under management, over 4,500 employees in 18 countries and a major presence in most key markets, including the United States, the United Kingdom, Asia, Australia, the Middle East and Europe. Merrill Lynch would own approximately 49% (but in any event, not more than 49.8%) of the combined company, including a 45% voting interest, PNC would retain approximately 34% ownership of the combined company and the remainder would be held by employees and public shareholders. The transaction, which has been approved by the boards of directors of BlackRock and Merrill Lynch, is subject to various regulatory approvals, client consents, approval by BlackRock shareholders and other customary closing conditions, and is expected to close on or around September 30, 2006.

The Kelso Principals have an average tenure of over fifteen years at Kelso. Kelso is one of the leading private equity firms and since 1980 has invested over $3.4 billion of private equity capital, primarily in middle-market companies across a broad range of industries. Kelso was organized in 1971 as a private advisory firm and initially focused its business activities on the development and implementation of employee stock ownership plans. In 1980, Kelso formed its first investment partnership and has made more than 80 private equity investments through seven investment partnerships since that time. The firm typically makes investments in companies where key managers make significant investments and works in partnership with management teams to create value for investors.

We have entered into a license agreement with BlackRock and the Advisor pursuant to which BlackRock has agreed to grant to the Advisor, and the Advisor has agreed to grant to us, a non-exclusive, royalty-free license to use the name "BlackRock." In addition, we have entered into a license agreement with Michael
B. Lazar, our Chief Operating Officer, and the Advisor pursuant to which Mr. Lazar has agreed to grant to the Advisor, and the Advisor has agreed to grant to us, a non-exclusive, royalty-free license to use the name "Kelso." Mr. Lazar obtained this limited right to license the name "Kelso" under an agreement with Kelso.

ADMINISTRATION

BlackRock, through its subsidiary, BlackRock Financial Management, Inc. (the "Administrator"), serves as our administrator and provides us with office facilities, equipment and office services. BlackRock oversees our financial records, prepares reports to our shareholders and reports filed with the SEC, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. Subject to BlackRock's oversight, PFPC Inc., a subsidiary of PNC, serves as our sub-administrator, accounting agent, investor services agent and transfer agent and provides legal and regulatory support services. PFPC Trust Company, another subsidiary of PNC, serves as custodian of our investment assets. Fees and indemnification in respect of the Administrator and the PFPC entities were approved by our Board of Directors, including the directors that are not "interested persons."

MARKET OPPORTUNITY

We believe the environment for investing in middle market companies is attractive for several reasons, including:

o The middle-market remains underserved by traditional financing sources. Between December 1990 and September 2005, the broad-based consolidation in the U.S. financial services industry reduced the number of FDIC-insured commercial banks and savings institutions from approximately 15,000 to 9,000. Additionally, traditional commercial banks are highly regulated and we believe their credit spectrum and risk profile limit their ability to serve the middle-market.

o Middle-market companies face increasing difficulty in accessing capital markets. We believe many middle-market companies have faced increasing difficulty in accessing the public capital markets because investors are generally seeking larger, more liquid debt offerings. As evidence of this trend, the market for high yield issuance has seen average deal size increase from approximately $198 million in 1995 to $278 million in 2005, while the percentage of offerings of $100 million or less declined from approximately 14% to under 3%.

o There is currently a large pool of uninvested private equity capital. We also believe there is a large pool of uninvested private equity capital, estimated to be in excess of $150 billion at the end of 2005, available to middle market companies. We expect that private equity firms will be active investors in middle market companies and that these private equity funds will seek to leverage their investments by combining capital with senior secured loans, mezzanine debt and equity co-investments from other sources, such as us. Through our extensive deal sourcing contacts and relationships, we anticipate that we will have access to these investment opportunities.

COMPETITIVE ADVANTAGES

We believe we possess the following competitive advantages over many other capital providers to middle-market companies:

Investment Expertise. The investment professionals of the Advisor and BlackRock and the Kelso Principals, individually and collectively, have had experience investing in nearly every industry group in small, middle and large capitalization companies and at every level of the capital structure. Additionally, these individuals have had extensive exposure to middle-market companies through their investment activities in private equity securities, debt securities (comprised of senior and junior, secured and unsecured instruments) and bank loan investments. Although the Kelso Principals who serve on the Investment Committee will bring the benefit of the expertise they have gained at Kelso and elsewhere, Kelso as an organization will not participate in the activities of the Advisor or advise us.

BlackRock manages approximately $304 billion in fixed income investments as of December 31, 2005, and as of that date manages over $10 billion in non-investment grade assets, including over $3.3 billion in bank loan assets. BlackRock has over 400 investment professionals in the fixed income area, including 27 credit research analysts and 321 quantitative research analysts dedicated to risk management. BlackRock emphasizes rigorous credit and deal structure analysis, relative value assessment against pertinent investment risks and ongoing surveillance and risk management. All of the principals who founded the firm in 1988 remain affiliated with the firm. BlackRock manages a set of private investment funds, with Kelso as its advisor, with over $3.9 billion in aggregate initial capital. These funds invest primarily in public and private debt obligations and, to a lesser extent, in mezzanine, private equity and other special situation investments.

The Kelso Principals have an average tenure of over fifteen years at Kelso. Over the past 24 years Kelso has made more than 80 private equity investments totaling over $3.4 billion through seven investment partnerships, spanning multiple business cycles and widely varying conditions in the debt and equity markets. Most of these investments have been made in middle-market companies. The firm has consistently realized attractive returns on its portfolio of investments. Kelso has structured and placed on behalf of its portfolio companies nearly $400 million in privately placed junior debt securities.

Deal Sourcing Capability. We identify potential investments both through active origination and due diligence and through dialogue with numerous management teams, members of the financial community and potential corporate partners with whom the Advisor's investment professionals have relationships. The Advisor's investment professionals also have a broad network of contacts within the investment, commercial banking, private equity and investment management communities. We expect that these contacts will refer investment opportunities to us. The network of contacts of BlackRock's investment professionals and the Kelso Principals are an additional source of potential investments to us. We also expect to generate investment opportunities from accountants, consultants and lawyers with whom the Advisor's and BlackRock's investment professionals and the Kelso Principals have relationships, as well as the management teams of Kelso portfolio companies and other companies. In addition, we will have access to investment opportunities generated through the network of BlackRock clients, including regional banks and other financial institutions.

Operating Expertise. BlackRock has developed a dedicated professional staff, systems, software and procedures necessary for overseeing tax reporting, trading and other administrative, accounting and portfolio and regulatory compliance functions on behalf of its clients. We benefit from the existing infrastructure and administrative capabilities of BlackRock. The BlackRock organization has over 18 years of experience managing closed-end products and, as of December 31, 2005, advised a closed-end family of 55 active funds with approximately $17.6 billion in assets, and 9 unregistered high yield funds with approximately $3.9 billion in assets.

Disciplined, Value-Oriented Investment Philosophy with a Focus on Preservation of Capital. We focus on the risk/reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing potential for capital appreciation. In making investment decisions, the Advisor employs a disciplined and selective review process that focuses on, among other things, a thorough analysis of the underlying issuer's business and the key drivers of that business, as well as an assessment of the legal and economic features of each particular investment. As part of its review process, the Advisor draws on the industry expertise of its investment professionals, as well as on that of the investment professionals of BlackRock and the Kelso Principals.

Versatile Transaction Structuring. The collective expertise and experience of the Advisor's investment professionals enables them to identify, assess and structure investments that are appropriate for us across all levels of a company's capital structure and to manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. As a result, we expect to be able to be flexible in selecting and structuring our investments. This approach should enable us to identify attractive investment opportunities throughout the economic cycle so that we can make investments consistent with our stated objective, even during turbulent periods in the capital markets.

Attractive Fund Structure. Unlike typical private equity and mezzanine funds, we are not subject to capital commitment expirations. The terms of typical private equity or mezzanine funds usually stipulate that their capital, together with any capital gains on such investment, can only be invested once and must be returned to investors after a pre-agreed time period. These provisions often force private equity and mezzanine funds to seek investments that are likely to satisfy these timing constraints, resulting in diminished investment opportunities and potentially lower overall return to investors. Our anticipated flexibility to make investments with a long-term view and without the capital return requirements of traditional private equity or mezzanine funds should provide us with excellent investment opportunities.

OPERATING AND REGULATORY STRUCTURE

Our investment activities are managed by BlackRock Kelso Capital Advisors and supervised by our Board of Directors, a majority of whom are independent of the Advisor, BlackRock, the Kelso Principals and their respective affiliates. BlackRock Kelso Capital Advisors is an investment adviser that is registered under the Investment Advisers Act of 1940. Under our investment management agreement, we have agreed to pay BlackRock Kelso Capital Advisors an annual base management fee based on our total assets, as well as an incentive fee based on our performance. The investment management agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us.

As a BDC, we are required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we will not invest in any private company in which BlackRock, Kelso, or any of their affiliates, or any of the unregistered investment funds managed by them, holds an existing investment. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

PORTFOLIO COMPOSITION

We commenced operations on July 25, 2005, when we received approximately $529.3 million in total net proceeds from the private placement of our common stock. During our initial period of operations, our portfolio was invested primarily in short-term investments and cash equivalents. As we continue to invest the net proceeds from our private placement in longer-term investments, the amounts of our short-term investments and cash equivalents will decline, and we expect to generate additional income at rates higher than those we received on our investments during this initial period, although there can be no assurance that we will achieve this objective. At December 31, 2005, our portfolio was invested 25% in senior secured loans, 1% in subordinated debt/corporate notes, 1% in publicly traded, floating rate closed-end funds, less than 1% in common stock/warrants and 73% in short-term investments (including cash equivalents). At December 31, 2005, all of our senior secured loans were supported by first, second or third priority liens in our favor on collateral consisting of assets or stock of the portfolio company and/or its affiliates.

We will generally seek to invest in companies that generate positive cash flows in a broad variety of industries. Although we may invest in all segments of the capital structure, the Advisor seeks to create a portfolio consisting primarily of various fixed-income securities and obligations of U.S. private middle-market companies. We may also invest in other types of securities and obligations, including common and preferred equity, options and warrants, credit derivatives, high yield bonds, distressed debt and other structured securities. Up to 30% of our assets may be invested opportunistically in investments other than those issued by "eligible portfolio companies," as defined in the 1940 Act.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds.

To the extent provided by the 1940 Act, we will not invest in any private company in which BlackRock, Kelso, or any of their affiliates, or any of the unregistered investment funds managed by them, holds an existing investment. We may, however, co-invest on a concurrent basis with other affiliates of BlackRock or Kelso, subject to compliance with applicable allocation procedures.

INVESTMENT SELECTION

In managing BlackRock Kelso, the Advisor utilizes a similar value oriented philosophy to that used by the investment professionals of BlackRock and to those used by the Kelso Principals serving on the Investment Committee in managing other investment accounts and commits its resources to managing downside exposure.

PROSPECTIVE PORTFOLIO COMPANY CHARACTERISTICS

The Advisor has identified several criteria that it believes are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for the Advisor's investment decisions on our behalf; however, each prospective portfolio company may fail to meet one or more of these criteria. Generally, the Advisor seeks to utilize its access to information generated by its investment professionals and those of its affiliates to identify investment candidates and to structure investments quickly and effectively.

Value Orientation/Positive Cash Flow. The Advisor's investment philosophy places a premium on fundamental analysis from an investor's perspective and has a distinct value orientation. The Advisor focuses on companies in which it can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, the Advisor does not invest in start-up companies or companies having speculative business plans.

Experienced Management. The Advisor generally requires that portfolio companies have an experienced management team. The Advisor also generally requires portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, which may include having significant equity interests.

Strong Competitive Position in Industry. The Advisor seeks to invest in companies that have strong market positions within their respective markets or market niches and are well positioned to capitalize on growth opportunities. The Advisor seeks companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability.

Exit Strategy. The Advisor seeks to invest in companies that it believes will provide a steady stream of cash flow to repay loans and/or build equity value. With respect to loans and debt securities, the Advisor expects that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments will be a key means by which we exit these investments over time. In addition, the Advisor also seeks to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. With respect to our equity investments, the Advisor will look to exit such investments via repurchases by the portfolio company, public offerings and sales pursuant to mergers and acquisitions transactions.

Liquidation Value of Assets. The prospective liquidation value of the assets, if any, collateralizing loans in which we invest are an important factor in the Advisor's credit analysis. The Advisor emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

DUE DILIGENCE

The Advisor on our behalf conducts diligence on prospective portfolio companies. The Advisor's due diligence typically includes:

o     review of historical and prospective financial information;

o     review of public information;

o interviews with management, employees, customers and vendors of the potential portfolio company;

o     review of financing documents and other material contracts;

o     on-site visits;

o     background checks; and

o research relating to the company's management, industry, markets, products, services and competitors.

One or more of the foregoing may not be appropriate and therefore not performed with respect to any particular prospective portfolio company. To the extent we are not the sole investor with respect to a particular prospective portfolio company transaction, we may rely on others investing in the same transaction to perform one or more of the foregoing.

INVESTMENT STRUCTURE

Once the Advisor has determined that a prospective portfolio company is suitable for investment, the Advisor works with the management of that company and its other capital providers, including senior, junior, and equity capital providers, to structure an investment. The Advisor negotiates among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company's capital structure.

The Advisor invests a portion of our assets in senior secured loans. These senior secured loans generally have terms of three to ten years and in some cases provide for deferred interest in the first few years of the term of the loan. Senior secured loans are supported by first, second or third priority liens in our favor on all or a portion of the assets or stock of the portfolio company or on assets or stock of affiliates of the portfolio company. Although we may seek to dispose of such collateral in the event of default, we may be delayed in exercising such rights or our rights may be contested by others. In addition, the value of the collateral may deteriorate so that the collateral is insufficient for us to recover our investment in the event of default. In the current environment, the Advisor expects that the interest rate on our senior secured loans generally will range between 2% and 10% over the London Interbank Offer Rate, or LIBOR. No assurance can be given that these or any other returns, however, can be achieved.

The Advisor may invest a portion of our assets in junior, subordinated and/or unsecured loans, which usually rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. However, such loans rank senior to common and preferred equity in a borrower's capital structure. Typically, such loans have elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest could take the form of warrants, options or an equity co-investment with the transaction sponsor or management of the portfolio company. Such equity interests may include a "put" feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula. Due to their higher risk profile and often less restrictive covenants as compared to senior loans, such loans generally earn a higher return than senior secured loans. We believe that such loans offer an attractive alternative investment opportunity.

The availability of mezzanine investments has waned in recent years as borrowers have increasingly turned to second-lien financing as an alternative to unsecured mezzanine financing to fund leveraged buyouts, recapitalizations and other transactions. Borrowers have found second-lien financing to result in a lower overall cost of funds than mezzanine financing, in many cases without having to offer any equity inducement to lenders to make the loan or any call protection to lenders other than perhaps a nominal premium. Accordingly, if current market conditions continue, the Advisor does not expect to invest a substantial portion of our assets in mezzanine investments.

In the event that opportunities for mezzanine investments arise, the Advisor will structure them primarily as unsecured, subordinated obligations that provide for relatively high, fixed interest rates that will provide us with significant current interest income. These loans typically will have interest-only payments in the early years, with amortization of principal deferred to the later years. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of cash interest for the first few years after investment. Also, in some cases our loans will be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, these loans will have maturities of five to ten years. In the current environment, the Advisor generally targets a total return of 12% to 20%, including capital gains on equity components, for our mezzanine investments. No assurance can be given that these or any other returns, however, can be achieved.

The Advisor may structure equity investments as common and preferred stock, including convertible, participating or payment-in-kind preferred stock. Equity investments may be paired with debt investments in the form of convertible debt or equity co-investments with the transaction sponsor or management of the portfolio company.

The Advisor tailors the terms of our investment to the circumstances of the transaction and the prospective portfolio company, negotiating a structure that seeks to protect our rights and to manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, where the Advisor structures a debt investment, it will seek to limit the downside potential of our investments by means of one or more of the following actions:

o requiring a total return on investment (including both interest and potential equity appreciation) that compensates us adequately for its credit risk;

o incorporating "put" rights and call protection into the investment structure; and

o negotiating covenants that afford the portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

We expect to hold most of our debt investments to maturity or repayment, but will sell investments earlier if otherwise appropriate.

Our fixed-income investments may include equity features, such as warrants or options to buy a minority interest in the common stock of the portfolio company. Any warrants received with debt securities generally will require only a nominal cost to exercise, and thus, if a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. The Advisor may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, which are rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we will also obtain registration rights in connection with these equity interests. We seek to achieve additional investment return from the appreciation and sale of these warrants.

In an effort to increase returns and the number of loans made, we may in the future seek to securitize a portion of our loans. To securitize loans, we would contribute a pool of loans to a wholly-owned subsidiary and sell investment grade fixed income securities issued by such subsidiary to investors willing to accept a lower interest rate to invest in investment-grade securities of loan pools. Our retained interest in the subsidiary would consequently be subject to first loss on the loans in the pool. We may use the proceeds of such sales to pay down bank debt, to fund additional investments or for other corporate purposes.

MANAGERIAL ASSISTANCE

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance or exercising strategic or managerial influence over such companies. We may receive fees for these services. The Advisor will provide managerial assistance on our behalf to those portfolio companies that request this assistance. Employees of the Advisor have experience providing managerial assistance to private operating companies like our portfolio companies, and such assistance has tended to be related to board representation and to strategic and financing transactions. The Advisor will not receive any direct compensation from our portfolio companies for providing managerial assistance.

ONGOING RELATIONSHIPS WITH PORTFOLIO COMPANIES

The Advisor monitors our portfolio companies on an ongoing basis. The Advisor monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company.

The Advisor has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following and other methods:

o Assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

o Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

o     Comparisons to other companies in the industry;

o     Attendance at and participation in board meetings;

o Review of monthly and quarterly financial statements and financial projections for portfolio companies; and

o Retention of third-party valuation firms to assist in determination of fair value.

COMPETITION

Our primary competitors to provide financing to middle market companies include public and private funds, commercial and investment banks, commercial financing companies, business development companies, insurance companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the restrictions that the Code will impose on us as a regulated investment company. We expect to use the industry information of the investment professionals of the Advisor and BlackRock and of the Kelso Principals to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of these individuals, and of BlackRock and Kelso, enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies.

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisor or the Administrator, pursuant to the terms of the investment management agreement and the administration agreement. Each of our executive officers is an employee of the Advisor or the Administrator. Our executive officers are also executive officers of the Advisor. Our day-to-day investment operations are managed by the Advisor. The Advisor has 12 investment professionals who focus on origination and transaction development and monitoring of our investments, and expects to hire additional professionals in the future. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

REGULATION

We are a business development company under the 1940 Act. The 1940 Act contains prohibitions and restrictions related to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates and requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by holders of a majority of our outstanding voting securities.

Under the 1940 Act, a business development company may not acquire any assets other than "qualifying assets," unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company's total assets. This results from the definition of "eligible portfolio company" in the 1940 Act, which in part looks to whether a company has outstanding any securities against which margin credit may be extended ("marginable securities"). Marginable securities are any class of securities with respect to which a member of a national securities exchange, broker or dealer may extend or maintain credit to or for a customer pursuant to rules and regulations adopted by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under
Section 7 of the Securities Exchange Act of 1934 (the "Exchange Act").

We will invest in private companies that may have outstanding privately placed debt securities (in addition to the securities that we acquire) and we intend to treat such investments as qualifying assets. The Advisor believes that these companies should not be deemed to have any outstanding marginable securities for purposes of the 1940 Act's BDC provisions. Furthermore, extensions of commercial credit such as bank loans, leases and receivables factoring are not securities for purposes of the Exchange Act, which provides the authority for the Federal Reserve Board's margin regulations, and accordingly the many private middle-market companies that have only such obligations outstanding should not be treated as having any outstanding marginable securities.

In 1998, the Federal Reserve Board amended Regulation T to include within the definition of marginable securities any "non-equity security." Non-equity securities include debt securities. If applied literally, this change would mean that any company that has issued any debt securities would not be an eligible portfolio company and we would be severely limited in our ability to pursue our strategy.

The Advisor does not believe that this result was intended by the Federal Reserve Board when it amended Regulation T in 1998 or contemplated by Congress when it enacted the provisions of the 1940 Act relating to business development companies, and the Advisor does not believe that these provisions should be interpreted as causing a private company that had outstanding debt securities to be deemed to have outstanding marginable securities, notwithstanding the literal language of the 1940 Act and Regulation T. The SEC and the courts may have a different interpretation of this provision and, accordingly, there can be no assurance that we will be able to pursue our investment objective through privately placed securities.

A decision by the SEC or a court that conflicts with the Advisor's interpretation would have a material adverse effect on our business. For example, such a decision would make it more difficult for the Advisor to identify investment opportunities and may require us to change our investment objective or policies, or conceivably seek shareholder approval to cease to be regulated as a business development company. Such a decision also may require that we dispose of investments made based on the Advisor's interpretation. Disposing of such investments could have a material adverse effect on us and our shareholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. Because these types of investments will generally be illiquid, we may have difficulty in finding a buyer for these investments and, if we do, we may have to sell them at a substantial loss.

On November 1, 2004, the SEC proposed for comment two new rules under the 1940 Act that are designed to realign the definition of eligible portfolio company set forth in the 1940 Act, and the investment activities of BDCs, with their original purpose by (1) defining eligible portfolio company with reference to whether an issuer has any class of securities listed on a national securities exchange or on an automated interdealer quotation system of a national securities association ("NASDAQ") and (2) permitting BDCs to make certain additional ("follow-on") investments in those issuers even after they list their securities on a national securities exchange or on NASDAQ. The proposed rules are intended to expand the definition of eligible portfolio company in a manner that would promote the flow of capital to small, developing and financially troubled companies. We cannot assure you that these rules, or related rules arising out of the comment process, will be approved by the SEC.

Until the SEC or its staff has issued final rules with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

The 1940 Act limits our ability to borrow money or issue debt securities or preferred stock so that the resulting leverage does not exceed our net assets attributable to common shares. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

Under the 1940 Act, we cannot, with minor exceptions, sell securities to, buy securities from, or lend money to, certain controlling or closely affiliated persons or companies; e.g., our directors, officers and employees or the directors, officers and employees of the Advisor, or members of the Investment Committee, or any company that any of these people control. Any such transactions would be subject to prior SEC approval, and we have no plans to invest in these affiliates. If we choose to invest in companies that the Advisor has other associations with, such as a company in which BlackRock or Kelso has a noncontrolling minority equity investment, or a company to which a BlackRock or Kelso affiliate has made a loan or loans, such decision would be subject to approval by our Board of Directors, including a majority of the directors that are not "interested persons."

BROKERAGE ALLOCATION AND OTHER PRACTICES

Since we generally acquire and dispose of our investments in privately negotiated transactions, we rarely use brokers in the normal course of business. In those cases where the Advisor does use a broker on our behalf, the Advisor does not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm's risk and skill in positioning blocks of securities. While the Advisor generally seeks reasonably competitive execution costs, it may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, the Advisor may select a broker based partly upon brokerage or research services provided to it. In return for such services, we may pay a higher commission than other brokers would charge if the Advisor determines in good faith that such commission is reasonable in relation to the services provided. For the period July 25, 2005 (inception of operations) through December 31, 2005, we paid $13,182 in brokerage commissions related to purchases of closed-end funds.

ITEM 1A.  RISK FACTORS

WE ARE A NEW COMPANY WITH A LIMITED OPERATING HISTORY.

We commenced operations on July 25, 2005 and therefore have a limited operating history. We are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that our net asset value could decline substantially.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.

A number of entities compete with us to make the types of investments that we plan to make in middle market companies. We compete with other business development companies, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objectives.

We will not seek to compete primarily based on the interest rates we will offer and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer.

We may lose investment opportunities if we do not match our competitors' pricing, terms and structure. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than what we may have originally anticipated, which may impact our return on these investments.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO MANAGE FUTURE GROWTH EFFECTIVELY.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of the Advisor's investment process and, in conjunction with the Administrator, its ability to provide competent, attentive and efficient services to us.

The members of the Investment Committee will have substantial responsibilities to other clients of the Advisor's affiliates in addition to their activities on our behalf. The members of the Investment Committee and the investment professionals dedicated primarily to us may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

REGULATIONS GOVERNING OUR OPERATION AS A BDC MAY REDUCE OUR OPERATING
FLEXIBILITY.

Please refer to the section on "Regulation" on pages 11 and 12 for a discussion of business development company limitations.

WE MAY NOT REPLICATE THE SUCCESS OF BLACKROCK'S OR KELSO'S INVESTMENT FUNDS.

We are a different vehicle from any investment fund managed by either BlackRock or the Kelso Principals. Our investment strategies differ from those of private funds that are or have been managed by BlackRock, the Kelso Principals or their respective affiliates. To the extent provided by the 1940 Act, we will not invest in any private company in which BlackRock, Kelso, or any of their affiliates, or any of the unregistered investment funds managed by them, holds an existing investment. This may adversely affect the pace at which we make investments. We can provide no assurance that we will replicate the historical or future performance of BlackRock's or Kelso's private investment funds and our investment returns may be substantially lower than the returns achieved by those private funds. As a business development company, we are subject to certain investment restrictions that do not apply to BlackRock's or Kelso's private investment funds.

MANY OF OUR PORTFOLIO INVESTMENTS ARE RECORDED AT FAIR VALUE AS DETERMINED IN GOOD FAITH BY OUR BOARD OF DIRECTORS. AS A RESULT, THERE WILL BE UNCERTAINTY AS TO THE VALUE OF OUR PORTFOLIO INVESTMENTS.

Many of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities at least quarterly at fair value as determined in good faith by our Board of Directors with the assistance of the Advisor and, to the extent determined by the Audit Committee of our Board of Directors, one or more independent valuation firms. However, because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, our determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for investors to accurately value our portfolio investments and could lead to under-valuation or over-valuation of our common shares.

THE LACK OF LIQUIDITY IN OUR INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

We will generally make investments in private companies. Many of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

IF WE DO NOT ACHIEVE THE PUBLIC MARKET EVENT ON OR PRIOR TO THE FIFTH ANNIVERSARY OF OUR INCEPTION, WE COULD BE SUBJECT TO TERMINATION ON THE TENTH ANNIVERSARY OF OUR INCEPTION, WHICH COULD CAUSE SHAREHOLDERS TO INCUR A LOSS OR A LOWER RETURN ON THEIR INVESTMENT.

We expect to seek to complete an initial public offering of our common shares registered under the Securities Act of 1933 (the "Securities Act") and list such common shares on a national securities exchange (collectively, the "Public Market Event") on or prior to the fifth anniversary of our inception. There can be no assurance that we will achieve this objective. In the event we fail to effect the Public Market Event, our Articles of Incorporation provide that we could be subject to termination on the tenth anniversary of our inception and accordingly would be required to liquidate our portfolio of investments, wind up our business and affairs, and be dissolved. The proceeds from the liquidation of our portfolio, net of costs and expenses of winding up our business and affairs, would be distributed to our shareholders, which could result in shareholders receiving less than their original investment or less than the most recent net asset value of our common shares at the time. As a result, shareholders could incur a loss or a lower return on their investment.

WE MAY BORROW MONEY, WHICH MAY MAGNIFY THE POTENTIAL FOR GAIN OR LOSS ON AMOUNTS INVESTED AND MAY INCREASE THE RISK OF INVESTING WITH US.

We may borrow money or issue debt securities or preferred stock to leverage our capital structure. If we do so:

o Our common shares will be exposed to incremental risk of loss. In these circumstances, a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage.

o Adverse changes in interest rates could reduce or eliminate the incremental income we expect to make with the proceeds of any leverage.

o Our ability to pay dividends on our common shares will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such dividends.

o It is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

o We, and indirectly our shareholders, will bear the cost of issuing and paying interest or dividends on such securities.

o Any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

WE MAKE LOANS TO AND INVEST IN PRIVATE MIDDLE-MARKET COMPANIES, WHICH MAY DEFAULT ON THEIR LOANS, THEREBY REDUCING OR ELIMINATING THE RETURN ON OUR INVESTMENTS.

Investment in private middle-market companies involves a number of significant risks, including:

o These companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral.

o They typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns.

o They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us.

o They generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

o They may cease to be treated as private companies for purposes of the regulatory restrictions applicable to us, in which case we may not be able to invest additional amounts in them.

o Little public information exists about these companies. The greater difficulty in making a fully informed investment decision raises the risk of misjudging the credit quality of the company, and we may lose money on our investments.

ECONOMIC DOWNTURNS OR RECESSIONS COULD IMPAIR OUR PORTFOLIO COMPANIES' ABILITY TO REPAY OUR LOANS, HARM OUR OPERATING RESULTS AND REDUCE OUR VOLUME OF NEW LOANS.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase funding costs, limit access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company's failure to satisfy financial or operating covenants could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company's ability to meet its obligations under the debt securities that we hold. We may need to incur additional expenses to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CHANGES IN INTEREST RATES.

Because a substantial portion of our assets will consist of loans and debt securities, the net asset value of our common shares will fluctuate with changes in interest rates, as well as with changes in the prices of the securities we own caused by other factors. These fluctuations are likely to be greater when we are using financial leverage.

IF WE FAIL TO QUALIFY AS A REGULATED INVESTMENT COMPANY, WE WILL HAVE TO PAY CORPORATE-LEVEL TAXES ON OUR INCOME AND OUR INCOME AVAILABLE FOR DISTRIBUTION WOULD BE REDUCED.

To maintain our qualification as a regulated investment company under the Code, which is required in order for us to distribute our income without tax at the corporate level, we must meet certain income source, asset diversification and annual distribution requirements. Satisfying these requirements may require us to take actions we would not otherwise take, such as selling investments at unattractive prices to satisfy diversification, distribution or source of income requirements. In addition, while we are authorized to borrow funds in order to make distributions, under the 1940 Act we are not permitted to make distributions to shareholders while our debt obligations and other senior securities are outstanding unless certain "asset coverage" tests are met. If we fail to qualify as a regulated investment company for any reason and become or remain subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our shareholders.

WE MAY HAVE DIFFICULTY PAYING OUR REQUIRED DISTRIBUTIONS IF WE RECOGNIZE INCOME BEFORE OR WITHOUT RECEIVING CASH REPRESENTING SUCH INCOME.

For U.S. federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we invest in zero coupon securities, deferred interest securities or certain other securities, or if we receive warrants in connection with the making of a loan or possibly in other circumstances. Such original issue discount, which could but is not expected to be significant relative to our overall investment activities, generally will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining regulated investment company status and for avoiding income and excise taxes. Accordingly, we may have to sell some of our investments at times the Advisor would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a regulated investment company and thus be subject to corporate-level income tax. Such a failure would have a material adverse effect on us and our shareholders.

THERE ARE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST THAT COULD IMPACT OUR INVESTMENT RETURNS.

The Advisor, its affiliates or their officers and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business or of investment funds managed by affiliates of the Advisor. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our shareholders.

The Advisor and its affiliates have procedures and policies in place designed to manage potential conflicts of interest that may arise from time to time between the Advisor's fiduciary obligations to us and their similar fiduciary obligations to other clients so that, for example, investment opportunities are allocated in a fair and equitable manner among us and such other clients. An investment opportunity that is suitable for multiple clients of the Advisor's affiliates may not be capable of being shared among some or all of such clients due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that the Advisor's or its affiliates' efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.

Some individuals may be employed both by the Advisor and by another entity that has other clients for whom a particular investment opportunity may be appropriate. When the Advisor can determine the capacity in which a dual employee obtained an investment opportunity, the opportunity will be offered first to the clients of the entity through which the opportunity arose. Where the capacity cannot readily be determined, the Advisor will seek to allocate the opportunity in accordance with the principles articulated above.

RESTRICTIONS ON THE ABILITY OF INVESTMENT PROFESSIONALS OF BLACKROCK AND THE KELSO PRINCIPALS TO REFER POTENTIAL INVESTMENTS TO US COULD REDUCE THE VOLUME OF OUR INVESTMENT OPPORTUNITIES.

We expect that the Kelso Principals, certain of whom are affiliated with the Advisor but have no individual contractual duty to the Advisor or to us, will be a source of investment opportunities. However, investors should be aware that the Kelso Principals are subject to the terms and conditions of the agreements governing the private investment partnerships managed by Kelso, which include restrictions on the non-Kelso fund activities of Kelso and the Kelso Principals. The primary obligation of the Kelso Principals is to manage Kelso's investment partnerships. For example, these agreements generally require that certain of the Kelso Principals who serve on the Investment Committee in their individual capacities as members of the Advisor devote substantially all of their business time and efforts to the private investment partnerships managed by Kelso, and each of them intends to do so. The Advisor is not subject to these restrictions. In addition, these agreements require that any investment opportunities presented to Kelso or the Kelso Principals that are appropriate to such partnerships be offered to the partnerships. Therefore, although the investment opportunities appropriate for us will generally not be of the type that would be appropriate for the private investment partnerships managed by Kelso, if the Kelso Principals are presented with any opportunities that are appropriate for both us and such partnerships, the Kelso Principals would be obligated to offer the opportunities first to such partnerships and not to us, regardless of the capacity in which they received such opportunity. This may limit the extent to which the Kelso Principals (but not the Advisor, to the extent it is able to identify investment opportunities independently) will be a source of investment transactions for us. BlackRock is not subject to any similar arrangements in favor of its clients other than with respect to mezzanine real estate debt, as to which it is required to bring certain opportunities first to certain private real estate debt funds managed by BlackRock.

THE CARRIED INTEREST MAY CREATE AN INCENTIVE FOR THE ADVISOR TO TAKE ACTIONS DETRIMENTAL TO US.

The Carried Interest, which is an incentive fee that may be owing to the Advisor or its affiliates from time to time under the investment management agreement, may create an incentive for the Advisor to make investments that are riskier or more speculative than would otherwise be the case. The way in which the amount of the Carried Interest is determined, which is calculated as a percentage of distributions on our common shares, may encourage the Advisor to use leverage in an effort to increase the return on our investments. If the Advisor acquires poorly performing assets with such leverage, the loss to holders of our common shares could be substantial. Finally, because a portion of the Carried Interest is likely to reflect interest and dividend income and is calculated on an accrual basis regardless of whether we have received a cash payment of such interest or dividends, the Advisor might have an incentive to invest in zero coupon or deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn Carried Interest even when the issuers thereof would not be able to make cash payments on such securities. The foregoing risks could be increased because the Advisor is not obligated to reimburse us for any Carried Interest received even if we subsequently incur losses or never receive in cash income that was previously accrued.

We do not believe the Advisor is susceptible to engaging in these practices, both because excessive risk taking will reduce the likelihood of earning incentive fees over the long term and because of the high standards of fiduciary conduct exhibited by BlackRock and the Kelso Principals in the past. However, our Board of Directors will monitor the investment activities of the Advisor and will be prepared to terminate its services and seek restitution of any harm to us if it believes the Advisor has breached its fiduciary duties in this regard.

DUE TO THE LACK OF LIQUIDITY OF OUR COMMON SHARES, YOU MAY NOT BE ABLE TO SELL YOUR INVESTMENT IN US IF THE NEED ARISES OR YOU MAY REALIZE SIGNIFICANTLY LESS FROM A SALE THAN OUR NET ASSET VALUE PER SHARE.

There is currently no public trading market for our common shares. Our common shares are not freely transferable and shareholders do not have the right to redeem their common shares. The lack of liquidity of our common shares may make it difficult for you to sell your shares if the need arises. In addition, if you need to dispose of your shares, you may realize significantly less than our net asset value per share. Our common shares should be regarded as a long-term investment.

IF THE INDUSTRY SECTORS IN WHICH OUR PORTFOLIO IS CURRENTLY CONCENTRATED EXPERIENCE ADVERSE ECONOMIC CONDITIONS, OUR OPERATING RESULTS MAY BE NEGATIVELY AFFECTED.

We may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among issuers, although over time we anticipate investing in a minimum of 15 to 20 issuers to ensure we satisfy diversification requirements for qualification as a RIC for U.S. federal income tax purposes. Concentration of our assets in an industry or sector may present more risks than if we were broadly diversified over numerous industries and sectors of the economy. A downturn in an industry or sector in which we are concentrated would have a larger impact on us than on a company that does not concentrate in industry or sector. As a result of investing a greater portion of our assets in the securities of a smaller number of issuers, we are classified as a non-diversified company under the 1940 Act. We may be more vulnerable to events affecting a single issuer or industry and therefore subject to greater volatility than a company whose investments are more broadly diversified. Accordingly, an investment in us may present greater risk than an investment in a diversified company. Furthermore, the Advisor has not made and does not intend to make any determination as to the allocation of assets among different classes of securities. At any point in time we may be highly concentrated in a single type of asset, such as junior unsecured loans or distressed debt. Consequently, events which affect a particular asset class disproportionately could have an equally disproportionate effect on us.

CHANGES IN LAWS OR REGULATIONS GOVERNING OUR OPERATIONS, OR CHANGES IN THE INTERPRETATION THEREOF, AND ANY FAILURE BY US TO COMPLY WITH LAWS OR REGULATIONS GOVERNING OUR OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

We and our portfolio companies are subject to laws and regulations at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Any change in these laws or regulations, or any failure to comply with them by us or our portfolio companies, could have a material adverse affect on our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 40 East 52nd Street, New York, NY 10022. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3.  LEGAL PROCEEDINGS

We and the Advisor are not currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended December 31, 2005.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is no established public trading market for our common stock.

HOLDERS

At March 28, 2006, we had approximately 395 shareholders of record. Such number of shareholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

DIVIDENDS

We intend to distribute quarterly dividends to our shareholders. Our quarterly dividends, if any, will be determined by our Board of Directors. On December 22, 2005, we declared an initial dividend of $0.20 per share. On March 8, 2006, we declared a dividend of $0.20 per share for the first quarter of 2006. Because of our limited operating history, these are the only dividends to date that we have declared on our common stock.

We intend to elect to be taxed as a regulated investment company, or RIC, under Subchapter M of the Code. To maintain our RIC status, we must distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an "opt out" dividend reinvestment plan for our common shareholders. As a result, if we declare a dividend, shareholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the period from July 25, 2005 (inception of operations) through December 31, 2005, these fees totaled $906,250.

RECENT SALES OF UNREGISTERED SECURITIES

On July 25, 2005, we completed a private placement of 35,366,589 shares of our common stock, par value $.001 per share, for aggregate gross proceeds of $530,498,845, consisting of cash of $110,780,905 and a contribution of short-term investments and cash equivalents of $419,717,940. The contribution of short-term investments and cash equivalents represented a portion of the consideration for shares of our common stock purchased by BlackRock Kelso Capital Holding LLC, an entity for which the Advisor serves as manager. The transaction was effected in accordance with our valuation procedures governing securities transactions with affiliates and was ratified by our Board of Directors, including the directors that are not "interested persons."

The placement of our common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder for transactions not involving a public offering and based on the fact that the common stock was issued primarily to institutional or accredited investors.

Wachovia Capital Markets, LLC, a broker-dealer registered with the SEC and the National Association of Securities Dealers, acted as our placement agent in connection with a portion (approximately 3% of gross proceeds) of the private placement referenced above and we paid them a placement fee of $507,407. We incurred legal fees and other offering costs of $657,639 relating to the private placement. The net proceeds from the private placement of $529,333,799 were used for general corporate purposes.

Our common stock became a registered class of securities under the Exchange Act pursuant to our Registration Statement on Form 10 (SEC file no. 000-51327), which became effective on July 25, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

The Statement of Operations, Per Share and Balance Sheet data for the period ended December 31, 2005 are derived from our financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                  for the Period
                                                                              July 25, 2005* Through
                                                                                December 31, 2005
                                                                       (Dollar Amounts in Thousands, Except
  Statement of Operations Data:                                                  Per Share Data)
  ----------------------------                                                  ---------------
  Total Investment Income                                                        $       10,005

  Net Expenses:

     Before Management Fee Waiver                                                $        6,137

     After Management Fee Waiver                                                 $        3,802

  Net Investment Income                                                          $        6,203

  Net Realized and Unrealized Gain                                               $          241

  Net Increase in Net Assets Resulting from Operations                           $        6,444


  Per Share Data:
  ---------------
  Net Asset Value at Period End                                                  $        14.95

  Net Investment Income                                                          $         0.17

  Net Realized and Unrealized Gain                                               $         0.01

  Net Increase in Net Assets Resulting from Operations                           $         0.18

  Dividends Declared                                                             $         0.20


  Balance Sheet Data at Period End:
  ---------------------------------
  Total Assets                                                                   $      542,226

  Total Net Assets                                                               $      528,705


  Other Data:
  -----------
  Total Return (1)                                                                          1.0 %

  Number of Portfolio Companies at Period End                                                26

  Amount of Investments in Loans, Bonds and Equities                             $      137,664

  Amount of Loans Sold and Repayments                                            $        1,022

  Weighted Average Yield on Invested Capital, other than                                   10.7 %
     Closed-End Funds, Short-Term Investments and Cash
     Equivalents, at Period End (2)

  Weighted Average Yield on Invested Capital, including                                     6.0 %
     Closed-End Funds, Short-Term Investments and Cash
     Equivalents, at Period End (2)

  Weighted Average Yield on Invested Capital, including                                     4.4 %
     Closed-End Funds, Short-Term Investments and Cash
     Equivalents, at Period End, Net of Expenses (2)

______________

  *   Inception of operations
 (1) Total return is based on the change in net asset value per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan. Total return is not annualized.
 (2) Yields are computed using interest rates and dividend yields as of the purchase date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the value of the respective investment when averaged.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

We were incorporated in Delaware on April 13, 2005 and were initially funded on July 25, 2005. Our investment objective is to provide a combination of current income and capital appreciation. We intend to invest primarily in debt and equity securities of private U.S. middle-market companies.

We are externally managed and have elected to be treated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in "qualifying assets," including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

On July 25, 2005, we completed a private placement (the "Offering") of 35,366,589 shares of our common stock at a price of $15.00 per share, less a placement fee of $507,407 and legal fees and other offering costs of $657,639. We received approximately $529.3 million in net proceeds from the Offering.

We intend to elect to be treated as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986 (the "Code"). To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our shareholders.

Investments. Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
Although conditions during the period from July 25, 2005 (our inception of operations) to December 31, 2005 were challenging, because of our broad relationship network and flexibility and creativity in responding to the needs of prospective portfolio companies we were able to accumulate a diverse portfolio of companies with solid fundamentals at attractive spreads. In the year ahead, we expect the environment for investments in middle-market companies to remain very competitive. We intend to maintain our disciplined investment process, selectively participating in transactions when our assessment of risk and reward indicates a favorable opportunity.

Revenues. We generate revenue primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on warrants and other debt or equity interests that we acquire in portfolio companies. Our fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. Payments of principal on our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or pay interest in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing significant managerial assistance and consulting fees.

Expenses. Our primary operating expenses include the payment of a management fee (the "Management Fee"), expenses reimbursable under the investment management agreement, administration fees and the allocable portion of overhead under the administration agreement. The Management Fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. The investment management agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions, including those relating to: our organization; calculating our net asset value (including the cost and expenses of any independent valuation firms); expenses incurred by the Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; the costs of future offerings of common shares and other securities, if any; the Management Fee; distributions on our common shares; administration fees payable under the administration agreement; fees payable to third parties relating to, or associated with, making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent director fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to our shareholders, including printing costs; our fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; indemnification payments; direct costs and expenses of administration, including audit and legal costs; and all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as its allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

The Advisor has agreed to waive its rights to receive one-half of the amount of the Management Fee the Advisor would otherwise be entitled to receive from us until the first date on which 90% of our assets are invested in portfolio companies in accordance with our investment objective, excluding investments in cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment, or the first anniversary of our inception of operations, whichever is sooner (the "Ramp-Up Date"). Thereafter, the Advisor has agreed to waive, until such time as we have completed an initial public offering of our common stock and listed our common stock on a national securities exchange (collectively, the "Public Market Event"), one-quarter of the amount of the Management Fee the Advisor would otherwise be entitled to receive from us. In addition, the Advisor has agreed to (a) waive Management Fees for any calendar year in excess of approximately $11.9 million until the earlier of (i) such time as the we have completed the Public Market Event or (ii) the fourth anniversary of our inception of operations and (b) waive Management Fees in excess of approximately $5.6 million during the fifth year of our operations unless we have completed the Public Market Event.

CRITICAL ACCOUNTING POLICIES

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

Valuation of Portfolio Investments. Under procedures established by our Board of Directors, we value investments for which market quotations are readily available at such market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, we value debt investments with remaining maturities within 60 days at cost plus accreted discount, or minus amortized premium, which approximates fair value. As a BDC, we generally invest in securities of middle-market companies for which market quotations are not readily available. We value such securities at fair value as determined in good faith by or under the direction of our Board of Directors. Such determinations of fair values may involve subjective judgments and estimates. With respect to investments for which market quotations are not readily available, our Board of Directors, together with independent valuation advisers to the extent the Board of Directors determines in its discretion to utilize them, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public, valuations of like securities and other factors.

As noted, we expect to value many of our portfolio investments at fair value as determined in good faith by or under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

   o The Audit Committee of our Board of Directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

   o The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of our investment adviser, the respective independent valuation firms and the Audit Committee.

Revenue Recognition.   We record interest income, adjusted for amortization of
premium and accretion of discount, on an accrual basis. We do not accrue interest income if collection is deemed doubtful or the related investment is in default. For loans and debt securities with contractual payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, we record any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees as interest income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Federal Income Taxes. We intend to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, intend to make the requisite distributions to our shareholders to relieve us from federal income and excise taxes. In order to qualify as a RIC, we are required to distribute annually at least 90% of investment company taxable income, as defined by the Code, to our shareholders. To avoid federal excise taxes, we must distribute annually at least 98% of our income (both ordinary income and net capital gains).

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

PORTFOLIO AND INVESTMENT ACTIVITY

During the period July 25, 2005 (inception of operations) through December 31, 2005, we invested approximately $137.7 million in 27 portfolio companies and received proceeds from principal repayments/dispositions of approximately $1.0 million. At December 31, 2005, our net portfolio consisted of 26 portfolio companies and was invested 25% in senior secured loans, 1% in subordinated debt/corporate notes, 1% in publicly traded, floating rate closed-end funds, less than 1% in common stock/warrants and 73% in short-term investments (including cash equivalents). Our average portfolio company investment was approximately $5 million. Our largest portfolio company investment was approximately $26.5 million, with our five largest portfolio company investments comprising approximately 15% of our net assets at December 31, 2005.

Our weighted average yield on invested capital other than closed-end funds, short-term investments and cash equivalents was 10.7% at December 31, 2005. The weighted average yield on our invested capital including closed-end funds, short-term investments and cash equivalents was 6.0% and, net of expenses, was 4.4% at December 31, 2005. The weighted average yields on our subordinated debt/corporate notes and senior secured loans were 10.3% and 10.8%, respectively, at December 31, 2005. Yields are computed using interest rates and dividend yields as of the purchase date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the value of the respective investment when averaged.

RESULTS OF OPERATIONS

As this is our first fiscal year of operations, there is no previous period with which to compare financial results. Our financial results for the period July 25, 2005 (inception of operations) to December 31, 2005 are not necessarily indicative of a full year's results.

Operating Income

Investment income totaled $10,004,626 for the period July 25, 2005 (inception of operations) through December 31, 2005, of which $8,501,049 was attributable to interest earned on short-term investments and cash equivalents, $1,253,427 to interest earned on senior secured loans, $215,359 to interest earned on subordinated debt/corporate notes and $34,791 to dividends received from closed-end funds. As we continue to invest the net proceeds from the Offering in longer-term investments, we expect that we will generate additional income at rates higher than those we received on our investments during our initial period of operations, although there can be no assurance that we will achieve this objective.

Operating Expenses

Operating expenses for the period July 25, 2005 (inception of operations) through December 31, 2005 were $3,801,635, consisting of $2,334,922 in management fees (net of management fee waivers of $2,334,922), $435,483 in administrative services expenses, $333,969 in professional fees, $233,508 in director fees, $138,405 in Advisor expenses, $108,374 in insurance expenses, $57,056 in organizational expenses and $159,918 in other expenses. For the period July 25, 2005 (inception of operations) through December 31, 2005, no incentive fee, or Carried Interest, amounts were paid or owed to the Advisor.

Net Investment Income

Net investment income was $6,202,991 for the period July 25, 2005 (inception of operations) through December 31, 2005.

Net Realized Gain

Net realized gain on investments of $1,141 for the period July 25, 2005 (inception of operations) through December 31, 2005 resulted from the disposition of a senior secured loan.

Net Unrealized Appreciation

For the period July 25, 2005 (inception of operations) through December 31, 2005, net unrealized appreciation was $240,236, which was comprised of net unrealized appreciation on investments of $252,276 and net unrealized depreciation on cash equivalents of $12,040.

Net Increase in Net Assets Resulting From Operations

The net increase in net assets resulting from operations for the period July 25, 2005 (inception of operations) through December 31, 2005 was $6,444,368.

Financial Condition, Liquidity and Capital Resources

During the period July 25, 2005 (inception of operations) to December 31, 2005, we completed a private placement of 35,366,589 shares of our common stock at a price of $15.00 per share. The net proceeds from the Offering of $529,333,799 consisted of cash of $109,615,859 and a contribution of short-term investments and cash equivalents of $419,717,940.

We generated cash primarily from the net proceeds of the Offering as well as cash flows from operations, including interest earned on senior secured loans and subordinated debt/corporate notes, as well as from temporary investments in cash equivalents and other high-quality debt investments that mature in one year or less. In the future, we may also fund a portion of our investments through borrowings from banks and issuances of senior securities. As a business development company, we are subject to regulations governing our operations that affect our ability to raise additional capital. In the future, we may also securitize a portion of our investments in senior secured loans or other assets.

At December 31, 2005, we had approximately $289.0 million in cash and cash equivalents and $106.3 million in other short-term investments that we intend to use in our operations. We do not expect to incur indebtedness until such amounts have been substantially invested in longer-term investments.

Our primary uses of funds are expected to be investments in portfolio companies, payment of fees and other operating expenses and cash distributions to shareholders.

Our operating activities resulted in a net use of cash of $240,361,452 for the period July 25, 2005 (inception of operations) through December 31, 2005, primarily due to the purchase of investments and the payment of management fees and other expenses.

Our financing activities provided cash of $529,333,799 for the period July 25, 2005 (inception of operations) through December 31, 2005, comprised of net proceeds from the Offering. In addition, our non-cash financing activities consisted of $7,073,318 of dividend distributions declared.

Off-Balance Sheet Financing

At December 31, 2005, we had a $10 million commitment outstanding to fund a senior secured loan. We have no other off-balance sheet contractual obligations or arrangements.

DIVIDENDS

We intend to distribute quarterly dividends to our shareholders. Our quarterly dividends, if any, will be determined by our Board of Directors. On December 22, 2005, we declared an initial dividend of $0.20 per share. On March 8, 2006, we declared a dividend of $0.20 per share for the first quarter of 2006. Because of our limited operating history, these are the only dividends to date that we have declared on our common stock.

We intend to elect to be taxed as a regulated investment company, or RIC, under Subchapter M of the Code. To maintain our RIC status, we must distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an "opt out" dividend reinvestment plan for our common shareholders. As a result, if we declare a dividend, shareholders' cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the period from July 25, 2005 (inception of operations) through December 31, 2005, these fees totaled $906,250.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. During the period July 25, 2005 (inception of operations) to December 31, 2005, all of the loans in our portfolio had floating rates determined by reference to an index such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such loans generally reset by reference to the current market index after one to six months. At December 31, 2005, over 99% of our investment assets consisted of floating rate investments and high quality short-term investments and cash equivalents.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2005 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $634,000 in the value of our net assets at December 31, 2005.

While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the period July 25, 2005 (inception of operations) through December 31, 2005, we did not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Statement of Assets and Liabilities as of December 31, 2005

Statement of Operations for the period July 25, 2005 (inception of operations) through December 31, 2005

Statement of Changes in Net Assets for the period July 25, 2005 (inception of operations) through December 31, 2005

Statement of Cash Flows for the period July 25, 2005 (inception of operations) through December 31, 2005

Schedule of Investments as of December 31, 2005

Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BlackRock Kelso Capital Corporation:

We have audited the accompanying statement of assets and liabilities of BlackRock Kelso Capital Corporation (the "Company"), including the schedule of investments, as of December 31, 2005, and the related statements of operations, changes in net assets, and cash flows for the period July 25, 2005 (inception of operations) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned at December 31, 2005 by correspondence with the custodian, the management of the investment funds and the brokers; where replies were not received from the brokers, alternative procedures were performed. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations, changes in its net assets, and cash flows for the period July 25, 2005 (inception of operations) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 28, 2006

                       BLACKROCK KELSO CAPITAL CORPORATION
                       STATEMENT OF ASSETS AND LIABILITIES
                                DECEMBER 31, 2005


ASSETS:
Cash and cash equivalents (amortized cost of $288,984,387)    $    288,972,347

Investments, at value (amortized cost of $250,184,074)             250,436,350

Receivable for investments sold                                        996,250

Interest receivable                                                  1,656,131

Other assets                                                           165,363
                                                              -----------------
TOTAL ASSETS                                                  $    542,226,441
                                                              =================



LIABILITIES:
Payable for investments purchased                                    4,198,296
Dividend distribution payable                                        7,073,318
Legal fees (offering costs) payable                                    587,080
Management fees payable                                                455,329
Accrued administrative services expenses                               508,950
Other accrued expenses and payables                                    698,619
                                                              -----------------
TOTAL LIABILITIES                                                   13,521,592
                                                              -----------------

NET ASSETS:
Common stock, par value $.001 per share, 40,000,000 common              35,367
shares authorized, 35,366,589 issued and outstanding

Paid-in capital in excess of par                                   529,298,432

Distributions in excess of net investment income                      (870,327)

Undistributed net realized gain                                          1,141

Net unrealized appreciation                                            240,236
                                                              -----------------
TOTAL NET ASSETS                                                   528,704,849
                                                              -----------------

TOTAL LIABILITIES AND NET ASSETS                              $    542,226,441
                                                              =================

NET ASSET VALUE PER SHARE                                     $          14.95
                                                              =================


   The accompanying notes are an integral part of these financial statements.

                       BLACKROCK KELSO CAPITAL CORPORATION
                             STATEMENT OF OPERATIONS
             FOR THE PERIOD JULY 25, 2005 (INCEPTION OF OPERATIONS)
                            THROUGH DECEMBER 31, 2005


INVESTMENT INCOME:

Interest income                                              $        9,969,835

Dividend income                                                          34,791
                                                             -------------------
Total investment income                                              10,004,626
                                                             -------------------

EXPENSES:

Management fees                                                       4,669,844

Administrative services                                                 435,483

Professional fees                                                       333,969

Director fees                                                           233,508

Advisor expenses                                                        138,405

Insurance                                                               108,374

Organizational                                                           57,056

Other                                                                   159,918
                                                             -------------------
         Expenses Before Management Fee Waiver                        6,136,557

Management fee waiver                                                (2,334,922)
                                                              ------------------
         Net Expenses                                                 3,801,635
                                                             -------------------

NET INVESTMENT INCOME                                                 6,202,991
                                                             -------------------

REALIZED AND UNREALIZED GAIN (LOSS):

Net realized gain on investments                                          1,141
                                                              ------------------
Net unrealized appreciation (depreciation):

         Investments                                                    252,276

         Cash equivalents                                               (12,040)
                                                             -------------------
Net unrealized appreciation                                             240,236
                                                             -------------------
         Net Realized and Unrealized Gain                               241,377
                                                             -------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS         $        6,444,368
                                                             ===================

Earnings Per Share                                           $             0.18
                                                            ====================
Basic and Diluted Shares Outstanding                                 35,366,589





   The accompanying notes are an integral part of these financial statements.



                                    BLACKROCK KELSO CAPITAL CORPORATION
                                    STATEMENT OF CHANGES IN NET ASSETS
                          FOR THE PERIOD JULY 25, 2005 (INCEPTION OF OPERATIONS)
                                         THROUGH DECEMBER 31, 2005


NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:

Net investment income                                                           $          6,202,991

Net unrealized appreciation                                                                  240,236

Net realized gain on investments                                                               1,141
                                                                                ---------------------
      Net increase in net assets resulting from operations                                 6,444,368
                                                                                ---------------------

DIVIDENDS TO SHAREHOLDERS FROM NET INVESTMENT
  INCOME                                                                                  (7,073,318)
                                                                                ---------------------
CAPITAL SHARE TRANSACTIONS:

Proceeds from shares sold                                                                530,498,845

Less offering costs charged against capital                                               (1,165,046)
                                                                                ---------------------
      Net increase in net assets resulting from capital share transactions               529,333,799
                                                                                ---------------------

TOTAL INCREASE IN NET ASSETS                                                             528,704,849

Net assets at beginning of period                                                                  -
                                                                                ---------------------

Net assets at end of period                                                     $        528,704,849
                                                                                =====================

Distributions in excess of net investment income                                $          (870,327)
                                                                                =====================





             The accompanying notes are an integral part of these financial statements.





                               BLACKROCK KELSO CAPITAL CORPORATION
                                     STATEMENT OF CASH FLOWS
                     FOR THE PERIOD JULY 25, 2005 (INCEPTION OF OPERATIONS)
                                    THROUGH DECEMBER 31, 2005


OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                                     $       6,444,368

Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of short-term investments - net                                                     (106,043,189)
Purchases of long-term investments                                                            (144,808,218)
Proceeds from disposition of long-term investments                                               1,021,610
Net unrealized appreciation on investments                                                        (252,276)
Net realized gain on investments                                                                    (1,141)
Amortization of premium/discount - net                                                            (353,136)
Increase in receivable for investment sold                                                        (996,250)
Increase in interest receivable                                                                 (1,656,131)
Increase in other assets                                                                          (165,363)
Increase in payable for investments purchased                                                    4,198,296
Increase in legal fees (offering costs) payable                                                    587,080
Increase in management fees payable                                                                455,329
Increase in accrued administrative services payable                                                508,950
Increase in other accrued expenses and payables                                                    698,619
                                                                                        --------------------
    Net cash used in operating activities                                                     (240,361,452)
                                                                                        --------------------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock:
Cash                                                                                           109,615,859
Contribution of short-term investments and cash equivalents                                    419,717,940
                                                                                        --------------------
    Net cash provided by financing activities                                                  529,333,799
                                                                                        --------------------

Net increase in cash and cash equivalents                                                      288,972,347

Cash and cash equivalents, beginning of period                                                           -
                                                                                        --------------------
Cash and cash equivalents, end of period                                                $      288,972,347
                                                                                        ====================

Supplemental disclosure of non-cash financing activities:
Dividend distribution declared                                                          $       7,073,318
                                                                                        ====================





                  The accompanying notes are an integral part of these financial statements.




                                               BLACKROCK KELSO CAPITAL CORPORATION
                                                     SCHEDULE OF INVESTMENTS
                                                        DECEMBER 31, 2005

                                                                              PRINCIPAL
                                                                              AMOUNT OR
                                                                              NUMBER OF                        FAIR
PORTFOLIO COMPANY (a)                                   INDUSTRY (b)         SHARES/UNITS     COST (c)         VALUE
-----------------                                       --------             ------------     ----             -----

SHORT-TERM INVESTMENTS - 20.1%
------------------------------

ASSET-BACKED SECURITY - 2.8%

RACERS Trust, Series 2005-17-O, 4.39%
    (LIBOR + 0.02%/Q), 8/21/06, acquired
     8/29/05 (d)                                   Asset-Backed Security    $   15,000,000  $  15,000,000   $  15,006,300
                                                                            ----------------------------------------------

COMMERCIAL PAPER - 11.6%

Barclays US Funding Corp., 4.24%, 2/3/06                  Banking               26,000,000     25,900,019      25,900,019

BNP Paribas (Canada), 3.83%, 1/24/06                      Banking                1,500,000      1,496,397       1,496,397

Credit Suisse First Boston USA, Inc., 3.83%,        Security Broker and
    1/27/06                                                Dealer                8,000,000      7,978,626       7,978,626

Morgan Stanley & Co. Incorporated, 4.08%,           Security Broker and
    8/4/06                                                 Dealer               26,000,000     26,000,000      26,003,120
                                                                            ----------------------------------------------
TOTAL COMMERCIAL PAPER                                                          61,500,000     61,375,042      61,378,162
                                                                            ----------------------------------------------

CERTIFICATES OF DEPOSIT - 5.7%

DEFPA BANK plc, New York, 4.53%, 10/16/06                 Banking               15,000,000     15,000,000      14,961,713

Washington Mutual Bank N.A., 4.46%, 3/28/06               Banking               15,000,000     15,000,000      14,999,820
                                                                            ----------------------------------------------
TOTAL CERTIFICATES OF DEPOSIT                                                   30,000,000     30,000,000      29,961,533
                                                                            ----------------------------------------------

TOTAL SHORT-TERM INVESTMENTS                                                $  106,500,000    106,375,042     106,345,995
                                                                            ===============-------------------------------

LONG-TERM INVESTMENTS - 27.3%
-----------------------------

SUBORDINATED DEBT / CORPORATE NOTES - 1.3%

First Mercury Holdings, Inc., 12.33%
    (LIBOR + 8.00%/Q), 8/15/12, acquired
     8/12/05 (d)                                         Insurance          $    1,800,000      1,782,965       1,831,500

InSight Health Services Corp., 9.17%
    (LIBOR + 5.25%/Q), 11/1/11, acquired
     9/16/05 (d)                                     Diagnostic Imaging          2,500,000      2,488,066       2,375,000

Select Medical Holdings Corporation, 9.93%
    (LIBOR + 5.75%/S), 9/15/15, acquired
     9/15/05 (d)                                    Specialty Hospitals          2,500,000      2,500,000       2,512,500
                                                                            --------------- -------------- ---------------
TOTAL SUBORDINATED DEBT / CORPORATE NOTES                                   $    6,800,000      6,771,031       6,719,000
                                                                            =============== -------------- ---------------

SENIOR SECURED LOANS (E) - 24.8%

Applied Tech Products Corp. et al., Tranche A,
    First Lien,  8.91% (LIBOR + 4.50%),
    10/24/10                                         Plastic Packaging      $    4,251,515      4,219,701   4,219,629 (f)

Applied Tech Products Corp. et al., Tranche B,
    Second Lien, 13.41% (LIBOR + 9.00%),
    4/24/11                                          Plastic Packaging           1,951,515      1,932,040   1,932,000 (f)

Applied Tech Products Corp. et al., Tranche C,
    Third Lien, 16.91% (LIBOR + 6.30% cash,
    6.20% PIK), 10/24/11                             Plastic Packaging             696,970        598,331     598,145 (f)

Benchmark Medical Holdings Inc., First Lien,
    9.00% (Base Rate + 1.75%), 12/27/12            Rehabilitation Centers        2,000,000      2,000,000       2,015,000


Benchmark Medical Holdings Inc., Second Lien,
    13.00% (Base Rate + 5.75%), 6/27/13            Rehabilitation Centers        9,000,000      9,000,000       9,000,000


Bushnell Performance Optics, First Lien, 7.53%
    (LIBOR + 3.00%), 8/19/11                          Leisure Products           1,000,000      1,000,000       1,012,469



                            The accompanying notes are an integral part of these financial statements.



                                          BLACKROCK KELSO CAPITAL CORPORATION
                                          SCHEDULE OF INVESTMENTS (CONTINUED)
                                                   DECEMBER 31, 2005

                                                                               PRINCIPAL
                                                                               AMOUNT OR
                                                                               NUMBER OF                         FAIR
PORTFOLIO COMPANY (a)                                   INDUSTRY (b)         SHARES/UNITS       COST (c)         VALUE
-----------------                                       --------             ------------       ----             -----

Cannondale Bicycle Corporation, Second Lien,
    11.53% (LIBOR + 7.00%), 6/5/10                    Bicycles/Apparel        $  10,000,000   $  10,000,000  $  10,000,000 (f)

Champion Energy Corporation et al., First Lien,
    13.38% (LIBOR + 9.00%), 6/30/09               Heating and Oil Services       18,000,000      18,000,000     18,000,000 (f)

Clean Earth Inc., Tranche B, First Lien,
    7.39% (LIBOR + 3.00%), 10/17/11                Environmental Services         1,500,000       1,500,000      1,515,000

Delta Air Lines, Inc., Term Loan B, First
    Lien, 11.01% (LIBOR + 6.50%), 3/16/08                 Airlines                1,000,000       1,000,000      1,036,750

Eight O'Clock Coffee Company, First Lien,
    7.44% (LIBOR + 3.00%), 11/14/11                  Coffee Distributor           3,000,000       3,000,000      3,022,500

Eight O'Clock Coffee Company, Second Lien,
    11.44% (LIBOR + 7.00%), 11/14/12                 Coffee Distributor          12,000,000      12,000,000     12,000,000

Event Rentals, Inc., First Lien, 9.94%
    (LIBOR + 5.25%), 11/17/11                          Party Rentals             14,454,545      14,454,545     14,454,545 (f)

Event Rentals, Inc., Acquisition Loan (Funded),
    First Lien, 9.92% (LIBOR + 5.25%), 11/17/11        Party Rentals              9,847,159       9,847,159      9,847,159 (f)

Event Rentals, Inc., Acquisition Loan
    (Unfunded), First Lien, 0.50%, 11/18/07            Party Rentals              2,198,295       2,198,295      2,198,295 (f)

Haggar Clothing Co., Second Lien, 11.51%
    (LIBOR + 7.00%), 11/1/11                              Apparel                 2,500,000       2,500,000      2,500,000

The Hertz Corporation, Tranche B, First Lien,          Automobile and
    8.50% (Base Rate + 1.25%), 12/21/12               Equipment Rental            2,000,000       2,000,000      2,022,500

HIT Entertainment, Inc., Second Lien, 9.71%
    (LIBOR + 5.50%), 2/26/13                           Entertainment              1,000,000       1,000,000        990,000

Houghton International Inc., First Lien, 9.25%
    (Base Rate + 2.00%), 12/15/11                   Specialty Chemicals           5,000,000       5,000,000      5,043,750

MD Beauty, Inc., Second Lien, 11.25%
    (LIBOR + 7.00%), 2/18/13                             Cosmetics                3,000,000       3,000,000      3,022,500

Metaldyne Corporation et al., First Lien, 8.58%
    (LIBOR + 4.50%), 12/31/09                         Automotive Parts              998,741         988,476      1,001,237

NTELOS Inc., Second Lien, 9.39%
    (LIBOR + 5.00%), 2/24/12                         Telecommunications           2,000,000       1,984,276      2,020,000

PBI Media, Inc., Second Lien, 10.24%
    (LIBOR + 6.00%), 9/30/13                        Information Services          6,000,000       5,990,032      5,940,000

Precision Parts International Services Corp.
    et al., First Lien, 7.98% (LIBOR + 3.75%),
    9/30/11                                           Automotive Parts            3,000,000       3,000,000      3,022,501

QTC Acquisition Inc., Second Lien, 10.84%
    (LIBOR + 6.50%), 5/10/13                       Disability Evaluations        10,000,000      10,000,000     10,075,000

US Investigations Services, Inc., Tranche B,
    First Lien, 7.00% (LIBOR + 2.50%),
    10/14/12                                        Commercial Services           1,995,000       1,995,000      1,999,988

U.S. Security Holdings, Inc., First Lien, 7.27%
    (LIBOR + 3.25%), 2/29/12                         Security Services              983,400         983,400        990,776

Wastequip, Inc., Second Lien, 10.53%
    (LIBOR + 6.00%), 7/15/12                          Waste Treatment               500,000         500,000        506,250

Wembley, Inc., Second Lien, 7.83%
    (LIBOR + 3.75%),  8/23/12                              Gaming                 1,000,000       1,000,000      1,006,250
                                                                            -----------------------------------------------
TOTAL SENIOR SECURED LOANS                                                   $  130,877,140     130,691,255    130,992,244
                                                                            ================-------------------------------

                              The accompanying notes are an integral part of these financial statements.


                                          BLACKROCK KELSO CAPITAL CORPORATION
                                          SCHEDULE OF INVESTMENTS (CONTINUED)
                                                   DECEMBER 31, 2005

                                                                               PRINCIPAL
                                                                               AMOUNT OR
                                                                               NUMBER OF                          FAIR
PORTFOLIO COMPANY (a)                                   INDUSTRY (b)         SHARES/UNITS       COST (c)         VALUE
-----------------                                       --------             ------------       ----             -----

CLOSED-END FUNDS - 1.4%

Eaton Vance Floating-Rate Income Trust                Closed-End Fund             175,000  $    2,988,408    $  2,952,250

Nuveen Floating Rate Income Fund                      Closed-End Fund              94,400       1,159,147       1,188,496

PIMCO Floating Rate Strategy Fund                     Closed-End Fund             170,000       2,997,026       3,036,200
                                                                                           -------------------------------
TOTAL CLOSED-END FUNDS                                                                          7,144,581       7,176,946
                                                                                           -------------------------------

EQUITY WARRANTS - 0.0%

ATEP Holdings, Inc., expire 10/24/15                 Plastic Packaging                470               -           - (f)

ATH Holdings, Inc., expire 10/24/15                  Plastic Packaging                470               -           - (f)

ATPP Holdings, Inc., expire 10/24/15                 Plastic Packaging                470          90,114      90,114 (f)

ATPR Holdings, Inc., expire 10/24/15                 Plastic Packaging                470               -           - (f)
                                                                                           -------------------------------
TOTAL EQUITY WARRANTS                                                                              90,114          90,114
                                                                                           -------------------------------

TOTAL LONG-TERM INVESTMENTS
INCLUDING UNEARNED INCOME                                                                     144,696,981     144,978,304

UNEARNED INCOME - (0.2)%                                                                         (887,949)       (887,949)
                                                                                           -------------------------------

TOTAL LONG-TERM INVESTMENTS                                                                   143,809,032     144,090,355
                                                                                           -------------------------------

TOTAL INVESTMENTS - 47.4%                                                                  $  250,184,074     250,436,350
                                                                                           ===============----------------

OTHER ASSETS & LIABILITIES (NET) - 52.6%                                                                      278,268,499
                                                                                                           ---------------

NET ASSETS - 100.0%                                                                                        $  528,704,849
                                                                                                           ===============


_________________

(a) None of our portfolio companies are "controlled" or "affiliated" as defined by the Investment Company Act of 1940.

(b) Unaudited.

(c) Represents amortized cost for fixed income securities and unearned income, and cost for closed-end funds and equity warrants.

(d) These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 4.1% of net assets at December 31, 2005.

(e) All of the senior secured loans to our portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower's option. Additionally, the borrower under a senior secured loan generally has the option to select from interest rate reset periods of one, two, three or six months and may alter that selection at the end of any reset period. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(f) Fair value of this investment determined by or under the direction of our Board of Directors (see Note 2).




   The accompanying notes are an integral part of these financial statements.

                     BLACKROCK KELSO CAPITAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

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

On July 25, 2005, the Company completed a private placement (the "Offering") of 35,366,589 shares of its common stock, par value $.001 per share (the "Common Stock"), at a price of $15.00 per share. Net proceeds from the Offering of $529,333,799 reflect the payment of a placement fee of $507,407 and legal fees and other offering costs of $657,639.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

2. SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material.

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

                       BLACKROCK KELSO CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)


         (4) The Audit Committee of the Board of Directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

         (5) The Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Company's investment adviser, the respective independent valuation firms and the Audit Committee.

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

The carrying value of the Company's financial instruments approximate fair value. The carrying value of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturity.

None of the Company's portfolio companies are controlled by or affiliated with the Company as defined in the 1940 Act.

(b) Cash equivalents include short-term investments in money market instruments with remaining maturities when purchased of three months or less.

(c) Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d) Gains or losses on the sale of investments are calculated using the specific identification method.

(e) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Interest income is not accrued if collection is deemed doubtful or the related investment is in default. For loans and debt securities with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, PIK interest is not accrued if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Dividend income is recorded on the ex-dividend date. Expenses are recorded on an accrual basis.

(f) Organizational costs of the Company are expensed as incurred. Offering costs are charged against paid-in capital.

(g) The Company intends to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, intends to make the requisite distributions to its shareholders which will relieve the Company from federal income and excise taxes. Therefore, no provision has been recorded for federal income or excise taxes.

     In order to qualify as a RIC, the Company is required to distribute annually to its shareholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains).

     In accordance with GAAP, book and tax basis differences relating to distributions to shareholders and other

                       BLACKROCK KELSO CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)


permanent book and tax differences are reclassified to capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(h) Dividends and distributions to common shareholders are recorded on the ex-date. The amount to be paid out as a dividend is determined by the Board of Directors. On December 22, 2005, the Company declared a dividend of $0.20 per share, payable on January 31, 2006 to shareholders of record at the close of business on December 31, 2005. The ex-date of this dividend was December 29, 2005. On March 8, 2006, the Company declared a dividend of $0.20 per share, payable on March 31, 2006 to shareholders of record at the close of business on March 15, 2006. The ex-date of this dividend is March 29, 2006.

     The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend, then shareholders who have not "opted out" of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.

3.  AGREEMENTS AND RELATED PARTY TRANSACTION

The Company has entered into an Investment Management Agreement (the "Management Agreement") with BlackRock Kelso Capital Advisors LLC (the "Investment Advisor"), under which the Investment Advisor, subject to the overall supervision of the Company's Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Advisor receives a fee (the "Management Fee") from the Company at an annual rate of 2.0% of the Company's total assets, including any assets acquired with the proceeds of leverage. For services rendered under the Management Agreement during the period commencing from the closing of the Offering (the "Closing") through and including the first twelve months of operations, the Management Fee will be payable monthly in arrears. For services rendered under the Management Agreement after that time, the Management Fee will be paid quarterly in arrears. The Investment Advisor has contractually agreed to waive its rights to receive one-half of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company until the first date on which 90% of the assets of the Company are invested in portfolio companies in accordance with the Company's investment objective, excluding investments in cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment, or the first anniversary of the Closing, whichever is sooner (the "Ramp-Up Date"). Thereafter, the Investment Advisor has agreed to waive, until such time as the Company has completed an initial public offering of its Common Stock and listed its Common Stock on a national securities exchange (collectively, the "Public Market Event"), one-quarter of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company. In addition, the Investment Advisor has agreed to (a) waive Management Fees for any calendar year in excess of approximately $11.9 million until the earlier of (i) such time as the Company has completed the Public Market Event or (ii) the fourth anniversary of the Company's inception of operations and (b) waive Management Fees in excess of approximately $5.6 million during the fifth year of the Company's operations unless the Company has completed the Public Market Event.

For the period July 25, 2005 (inception of operations) through December 31, 2005, the Investment Advisor earned $2,334,922 in fees, net of the waiver provision, from the Company.

The Management Agreement provides that the Investment Advisor or its affiliates may be entitled to an incentive fee (the "Carried Interest") under certain circumstances. The determination of the Carried Interest, as described in more detail below, will result in the Investment Advisor or its affiliates receiving no Carried Interest payments if returns to Company shareholders, as described in more detail below, do not meet an 8.0% annualized rate of return and will result in the Investment Advisor or its affiliates receiving less than the full amount of the Carried Interest percentage until returns to shareholders exceed an approximate 13.3% annualized rate of return.

                       BLACKROCK KELSO CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

Commencing on the Ramp-Up Date, the Company will pay to the Investment Advisor or its affiliates at the same time as, and not in advance of, any distributions in respect of the Company's Common Stock, (i) 50% of the amount by which the cumulative distributions and amounts distributable to the holders of the Common Stock of the Company exceed an 8% annualized rate of return on net asset value until the Investment Advisor or its affiliates have received from the Company an amount equal to 20% of the sum of the cumulative amounts distributed pursuant to this paragraph and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company's Common Stock, and (ii) thereafter an amount equal to 20% of the sum of the amount distributed pursuant to this paragraph and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company's Common Stock. After the Public Market Event, if any, the amounts above will be measured and paid quarterly on a rolling four-quarter basis and will take into account any decrease in net unrealized depreciation during the measurement period to the extent such decrease did not exceed the net amount of capital depreciation at the beginning of such period and does not exceed the excess of cumulative realized capital gains over cumulative realized capital losses.

For the period July 25, 2005 (inception of operations) through December 31, 2005, no Carried Interest amounts were earned by the Investment Advisor.

The Management Agreement provides that the Company will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to the Company. For the period July 25, 2005 (inception of operations) through December 31, 2005, the Company accrued $138,405 for costs and expenses reimbursable to the Investment Advisor under the Management Agreement.

No person who is an officer, director or employee of the Investment Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Investment Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company has also entered into an Administration Agreement with BlackRock Financial Management, Inc. (the "Administrator"), a majority-owned subsidiary of The PNC Financial Services Group, Inc., under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company's allocable portion of the cost of certain of the Company's officers and their respective staffs.

For the period July 25, 2005 (inception of operations) through December 31, 2005, the Company accrued $435,483 for administrative services expenses payable to the Administrator under the Administration Agreement.

From time to time, the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Administrator for such amounts paid on its behalf. For the period July 25, 2005 (inception of operations) through December 31, 2005, the Company reimbursed the Administrator $198,875 of payments made on behalf of the Company to third party providers of goods and services. At December 31, 2005, an additional $10,935 has been accrued for and is owing to the Administrator for such payments.

PFPC Inc. ("PFPC"), a subsidiary of The PNC Financial Services Group, Inc. ("PNC"), provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of the Company's average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

                       BLACKROCK KELSO CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)

For the period July 25, 2005 (inception of operations) through December 31, 2005, the Company accrued $83,919 for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements.

On July 25, 2005, in connection with the closing of the Offering, the Company issued approximately 33,333,333 shares of its common stock to BlackRock Kelso Capital Holding LLC, an entity for which the Investment Advisor serves as manager, in exchange for total consideration of $500,000,000 ($15.00 per share), consisting of $80,282,060 in cash and a portfolio of short-term investments and cash equivalents valued at $419,717,940. The transaction was effected in accordance with the Company's valuation procedures governing securities transactions with affiliates and was ratified by the Board of Directors.

At December 31, 2005, the Investment Advisor beneficially owned indirectly 733,333 shares of the Company's Common Stock, representing approximately 2.1% of the total shares outstanding. At December 31, 2005, other entities affiliated with the Administrator and PFPC beneficially owned indirectly 2,309,150 shares of the Company's Common Stock, representing approximately 6.5% of the total shares outstanding. At December 31, 2005, an entity affiliated with the Administrator and PFPC owned 36.5% of the members' interests of the Investment Advisor.

4.  ORGANIZATIONAL EXPENSES AND OFFERING COSTS

A portion of the proceeds of the Offering was used for organizational expenses and offering costs of $57,056 and $1,165,046, respectively. Organizational expenses were charged to expense as incurred. Offering costs have been charged against paid-in capital in excess of par.

5.  EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the period July 25, 2005 (inception of operations) through December 31, 2005.

Numerator for basic and diluted net
increase in net assets per share:                                    $6,444,368

Denominator for basic and diluted weighted average shares:           35,366,589

Basic/diluted net increase in net assets per share
resulting from operations:                                                $0.18

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the period.

6.  PURCHASES AND SALES OF INVESTMENTS

Excluding short-term investments, the Company's purchases and sales of investments for the period July 25, 2005 (inception of operations) to December 31, 2005 totaled $144,808,218 and $996,250, respectively.

7. COMMITMENTS AND CONTINGENCIES

At December 31, 2005, the Company had a $10 million commitment outstanding to fund a senior secured loan.

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

                       BLACKROCK KELSO CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)


8.  FINANCIAL HIGHLIGHTS

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the period July 25, 2005 (inception of operations) through December 31, 2005.

      Per Share Data:

      Net asset value, beginning of period                      $              -
                                                                ----------------
      Gross proceeds from Offering                                        15.00
                                                                ----------------
      Offering costs                                                      (0.03)
                                                                ----------------
      Net proceeds from Offering                                          14.97
                                                                ----------------
      Net investment income                                                0.17
      Net realized and unrealized gain                                     0.01
                                                                ----------------
      Total from investment operations                                     0.18
                                                                ----------------
      Less:  Dividends to shareholders from net                           (0.20)
        investment income
                                                                ----------------
      Net decrease in net assets                                          (0.02)
                                                                ----------------
      Net asset value, end of period                            $         14.95
                                                                ================

      Total return (1)(2)                                                 1.00%

      Ratios / Supplemental Data:

      Ratio of expenses to average net assets (3)
          Before management fee waiver                                     2.64%
          After management fee waiver                                      1.63%

      Ratio of net investment income
          to average net assets (3)                                        2.67%

      Net assets, end of period                                     $528,704,849

      Portfolio turnover (2)                                                  2%

      (1) Total return is based on the change in net asset value per share assuming an investment at the initial offering price of $15.00 per share. Total return also takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
      (2) Not annualized.
      (3) Annualized.

9.  FEDERAL TAX INFORMATION

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain, as appropriate, in the period that the differences arise. The following permanent difference as of December 31, 2005, attributable to the reclassification of dividends to shareholders, was reclassified for tax purposes as follows:

                       BLACKROCK KELSO CAPITAL CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)



Decrease accumulated net realized gain                                 ($1,141)
Increase distributions in excess of net investment income               $1,141

The following reconciles net increase in net assets resulting from operations to taxable income for the period from July 25, 2005 (inception of operations) through December 31, 2005:

   Net increase in net assets resulting from operations            $  6,444,368
   Net unrealized appreciation not taxable                             (240,236)
   Origination, structuring, closing, commitment and other
      upfront fees currently taxable, deferred for book purposes        887,949
   Expenses not currently deductible                                     55,467
                                                                   -------------

   Taxable income before deductions for distributions              $  7,147,548
                                                                   =============

At December 31, 2005, the cost of investments for tax purposes was $251,072,023, resulting in net unrealized depreciation on investments of $635,673.

At December 31, 2005, the components of accumulated losses on a tax basis and a reconciliation to accumulated losses on a book basis were as follows:

   Undistributed ordinary income - net                             $     74,230
   Unrealized losses - net                                             (647,713)
                                                                   -------------
   Total accumulated losses - net, tax basis                           (573,483)
   Expenses not currently deductible                                    (55,467)
                                                                   -------------

   Total accumulated losses - net, book basis                      $   (628,950)
                                                                   =============

The difference between book-basis unrealized gains and tax-basis unrealized losses is attributable to the book deferral of origination, structuring, closing, commitment and other upfront fees. Expenses not currently deductible are a book/tax temporary difference attributable to certain organizational expenses.

For income tax purposes, distributions paid to shareholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. Dividends declared of $7,073,318 for the period from July 25, 2005 (inception of operations) through December 31, 2005 were taxable entirely as ordinary income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors currently consists of five members, four of whom are not "interested persons" of the Company or of BlackRock Kelso Capital Advisors LLC as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who serve at the discretion of the Board of Directors. Each director holds office until his successor is elected and qualified, or until his term as a director is terminated as provided in the Company's by-laws. The directors of the Company are as follows:


Name                             Age             Position
----                             ---             --------

James R. Maher*                   56      Chairman of the Board of Directors and
                                            Chief Executive Officer, since 2005
Jerrold B. Harris (1)(2)          63      Director, since 2005
William E. Mayer (1)              65      Director, since 2005
Francois de Saint Phalle (1)(2)   60      Director, since 2005
Maureen K. Usifer (1)(2)          46      Director, since 2005

_____________________

*Interested person of the Company and of BlackRock Kelso Capital Advisors LLC within the meaning of the 1940 Act.
(1) Member of the Governance Committee.
(2) Member of the Audit Committee.

The address for each director is c/o BlackRock Kelso Capital Corporation, 40 East 52nd Street, New York, New York 10022.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Our executive officers who are not directors are as follows:

Name                  Age            Position
----                  ---            --------

Michael B. Lazar      36      Chief Operating Officer, since 2005
Frank D. Gordon       45      Chief Financial Officer and Treasurer, since 2005
Vincent B. Tritto     44      Chief Compliance Officer and Secretary, since 2005

The address for each executive officer is c/o BlackRock Kelso Capital Corporation, 40 East 52nd Street, New York, New York 10022.

The following is information concerning the business experience of our Board of Directors and executive officers:

JAMES R. MAHER, Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Advisor. Since June 2004 Mr. Maher has been engaged in establishing the Company. Mr. Maher was, from 2001 until June 2004, a partner at Park Avenue Equity Partners, L.P. ("Park Avenue"). Park Avenue is a private equity fund specializing in middle-market management buyouts and growth capital investments. Prior to joining Park Avenue, Mr. Maher was President of MacAndrews & Forbes Holdings Inc., a diversified holding company with interests primarily in consumer products and financial services companies. Mr. Maher served as Chairman of Laboratory

Corporation of America Holdings ("LabCorp"), a large clinical laboratory company, after serving as President and Chief Executive Officer of National Health Laboratories, LabCorp's predecessor, from 1992 to 1995. Prior to joining National Health Laboratories, Mr. Maher was Vice Chairman and a member of the Operating Committee of The First Boston Corporation, an international investment-banking firm. He served on the Group Executive Committee of Credit Suisse First Boston, Inc., where he was responsible for the global oversight and coordination of merger and acquisition activities, as well as being a member of its investment committee. He was also Head of the Investment Banking Group for more than four years. He joined The First Boston Corporation in 1976 and was named a Managing Director in 1982. Mr. Maher serves as a Director of Panavision, Inc. and HCI Direct, Inc. He is also a Director of Prep for Prep, an organization based in New York City that assists intellectually gifted public school students from minority group backgrounds, and prepares them for placement in independent schools. He has served as a Director of the Brearley School in New York City and on the boards of a number of public companies. Mr. Maher received a Master's in Business Administration from Columbia University in 1976 and an undergraduate degree from Boston College in 1971.

JERROLD B. HARRIS, Director of the Company. Mr. Harris has been retired since 1999. From 1990 to 1999, Mr. Harris was President and Chief Executive Officer of VWR Scientific Products Corporation (which was acquired by Merck KGaA in 1999). Mr. Harris is currently a director of BlackRock Liquidity Funds and Henry Troemner LLC. Mr. Harris is a trustee of Ursinus College. Mr. Harris earned a B.S. degree from the University of California at Berkeley in 1964.

WILLIAM E. MAYER, Director of the Company. Since 1999, Mr. Mayer has been a partner at Park Avenue, which he co-founded. From 1996 until the formation of Park Avenue, Mr. Mayer was a founding Partner of Development Capital, which invested in private and public companies. From the fall of 1992 until December 1996, Mr. Mayer was a professor and Dean of the College of Business and Management at the University of Maryland. From 1991 to 1992, Mr. Mayer served as a professor and Dean of the Simon Graduate School of Business at the University of Rochester. Mr. Mayer worked for The First Boston Corporation (now Credit Suisse), a major investment bank, from 1967 to 1990. During his career at The First Boston Corporation, Mr. Mayer held numerous management positions including President and Chief Executive Officer. Mr. Mayer is currently a board member of Lee Enterprises (a newspaper company owning or having stakes in approximately 45 daily newspapers) and Reader's Digest, and is a trustee of the Columbia Group of Mutual Funds. Over the past 25 years, he has been a board member of numerous other public and private companies. Mr. Mayer is also Chairman of the Aspen Institute and a trustee of The University of Maryland. Mr. Mayer was a First Lieutenant and Navigator in the U.S. Air Force. He holds a B.S. degree and an M.B.A. degree from the University of Maryland.

FRANCOIS DE SAINT PHALLE, Director of the Company. Mr. de Sainte Phalle has been retired since 2001. From 1990 to 2001, Mr. de Saint Phalle was Vice-Chairman and Chief Operating Officer of Dillon, Read & Co., Inc., an investment bank which was acquired by Swiss Bank Corporation in 1997. From 1968 to 1990, Mr. de Saint Phalle was a Managing Director at Lehman Brothers, Inc. and, from 1985 to 1990, Chairman of Lehman Brothers International (Europe). Mr. de Saint Phalle is currently a director of Cornerstone Management Solutions. Mr. de Saint Phalle earned a B.A. degree from Columbia College in 1968.

MAUREEN K. USIFER, Director of the Company. Maureen K. Usifer has been a senior finance director with Church & Dwight Co., Inc., a major producer of baking soda and consumer products, from May 2004 until present. From October 2001 until May 2004, Ms. Usifer was the Chief Financial Officer for Armkel, LLC a joint venture with Church & Dwight and Kelso which encompassed over $400 million in personal care sales. Ms. Usifer was Division Controller of Church & Dwight's Armus joint venture, which encompassed $500 million in laundry sales, from May 2000 through October 2001. From 1996 through 2000, Ms. Usifer was a Senior Finance Manager of Church & Dwight responsible for all of the Arm & Hammer's personal care businesses. Ms. Usifer received an undergraduate degree in business from St. Michael's College and an M.B.A. in Finance from Clarkson University.

MICHAEL B. LAZAR, Chief Operating Officer of the Company and Chief Operating Officer of the Advisor. Prior to joining the Company and the Advisor, Mr. Lazar was a Managing Director and Principal at Kelso, one of the oldest and most established firms specializing in private equity investing. Having originally joined Kelso in 1993, Mr. Lazar has been involved in Kelso's private equity transactions since that time. Prior to joining Kelso, Mr. Lazar worked in the Acquisition Finance Group at Chemical Securities, Inc. (predecessor to J.P. Morgan Securities Inc.) where his responsibilities included working with financial sponsors on the analysis, evaluation and financing of leveraged buyouts. Mr. Lazar began his career in the Corporate Finance and Structured Finance Groups at Chemical Bank, where he focused on financings for leveraged companies. He received a B.A. degree, cum laude, from Dartmouth College. Mr. Lazar is a director of Endurance Business Media, Inc. and Waste Services, Inc.

FRANK D. GORDON, Chief Financial Officer and Treasurer of the Company, Chief Financial Officer and Treasurer of the Advisor and a Director of the Administrator. Mr. Gordon has worked at BlackRock since 1998, where his primary responsibility was until recently the administration of structured finance entities managed by the high yield and bank loan teams, including compliance monitoring, legal affairs and financial and shareholder reporting. Mr. Gordon has been involved in BlackRock's high yield and mezzanine efforts since their inception. Prior to joining BlackRock's high yield effort, Mr. Gordon was the Controller of Anthracite Capital, Inc., a publicly traded (NYSE: AHR) real estate investment trust managed by BlackRock. From 1994 to 1998, Mr. Gordon was an attorney in the Structured Finance department of Skadden, Arps, Slate, Meagher & Flom LLP. From 1987 to 1990, Mr. Gordon was a Vice President in the Fixed Income Research department of The First Boston Corporation. From 1983 to 1986, Mr. Gordon was a senior auditor at Deloitte Haskins & Sells. Mr. Gordon earned a B.S. degree in economics from the Wharton School of the University of Pennsylvania in 1983 and an M.B.A. degree with honors and a J.D. degree from The University of Chicago in 1992 and 1994, respectively. Mr. Gordon is a Certified Public Accountant and a Chartered Financial Analyst.

VINCENT B. TRITTO, Chief Compliance Officer and Secretary of the Company, Chief Compliance Officer of the Advisor and a Managing Director and Senior Counsel of the Administrator. Mr. Tritto has worked at BlackRock since 2002. He also serves as the Secretary of the 56 active funds comprising the BlackRock Closed-end Funds. Prior to joining BlackRock, Mr. Tritto was Executive Director and Counsel at Morgan Stanley Investment Management Inc. for four years. Previously, he was Counsel (1998), and an associate (1988 through 1997), at the New York law firm of Rogers & Wells. During this time he also served as a foreign associate at the Tokyo law firm of Masuda & Ejiri, from 1992 to 1994. Mr. Tritto earned B.A. degrees, cum laude, from the University of Rochester in 1983 and a J.D. degree, cum laude, from St. John's University School of Law in 1988 where he was managing editor of the St. John's Law Review.

THE AUDIT COMMITTEE

The Audit Committee operates pursuant to a charter approved by our Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function. The Audit Committee is presently composed of three persons, including Ms. Usifer (Chairperson) and Messrs. Harris and de Saint Phalle, all of whom are considered independent. The Company's Board of Directors has determined that Ms. Usifer is an "audit committee financial expert" as defined under Item 401 of Regulation S-K of the Exchange Act. Ms. Usifer meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an "interested person" of the Company or of BlackRock Kelso Capital Advisors LLC as defined in Section 2(a)(19) of the 1940 Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

CODE OF ETHICS

We have adopted a code of ethics that applies to our Chief Executive Officer, President, Chief Financial Officer and Treasurer, or persons performing similar functions, as required under Item 406 of Regulation S-K under the Exchange Act. The code of ethics is filed as an exhibit to this annual report on Form 10-K and is available at our corporate website at www.blackrockkelso.com under the heading "Investor Relations/Corporate Governance." Further, we will provide a copy of the code of ethics without charge to each shareholder upon written request. Requests for copies should be addressed to the Corporate Secretary, BlackRock Kelso Capital Corporation, 40 East 52nd Street, New York, New York 10022. We intend to satisfy any disclosure requirements regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our corporate website at www.blackrockkelso.com under the heading "Investor Relations/Corporate Governance."

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows information regarding the compensation received by the directors and executive officers of the Company for the calendar year ended December 31, 2005. No compensation is paid to directors who are "interested persons."


                                                                     Pension or Retirement             Total Compensation from
Name and                                Aggregate Compensation       Benefits Accrued as Part          the Company Paid to
Principal Position                      from the Company             of Our Expenses (1)               Director/Officer
------------------                      ----------------             --------------------              ----------------

DIRECTORS:
James R. Maher,*                                None                           None                              None
  Chairman of the Board of Directors
  and Chief Executive Officer (2)
Jerrold B. Harris,                              $62,000                        None                             $62,000
  Director
William E. Mayer,                               $62,500                        None                             $62,500
  Director
Francois de Saint Phalle,                       $62,000                        None                             $62,000
  Director
Maureen K. Usifer,                              $69,500                        None                             $69,500
  Director

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:
Michael B. Lazar,                               None                           None                              None
  Chief Operating Officer (2)
Frank D. Gordon,                                None                           None                              None
  Chief Financial Officer and
  Treasurer (3)
Vincent B. Tritto,                              None                           None                              None
  Chief Compliance Officer
  and Secretary (3)

____________________

*Interested person of the Company and of BlackRock Kelso Capital Advisors LLC within the meaning of the 1940 Act.
(1)   We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)   James R. Maher and Michael B. Lazar are officers and members of BlackRock Kelso Capital Advisors LLC, the Advisor.
(3)   Frank D. Gordon and Vincent B. Tritto are officers of BlackRock Kelso Capital Advisors LLC, the Advisor,
      and are employees of BlackRock Financial Management, Inc., the Administrator.


The independent directors receive an annual fee of $50,000. They also receive $2,500 ($1,250 for telephonic attendance) plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $1,000 ($500 for telephonic attendance) plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the Chairman of the Audit Committee receives an annual fee of $7,500 and each chairman of any other committee receives an annual fee of $2,500 for their additional services in these capacities. In addition, we purchase directors' and officers' liability insurance on behalf of our directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

At December 31, 2005, Virginia Retirement System beneficially owned 25% or more of our outstanding voting securities, and therefore would be deemed to control us, as such term is defined in the 1940 Act.

The following table sets forth, at December 31, 2005, information with respect to the ownership of our common stock by each shareholder who owned more than 5% of our outstanding shares of common stock, each director, our chief executive officer, each of our other executive officers and our directors and executive officers as a group. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power.


                                                                                          Percentage of
                                                                Type of       Shares      Common Stock
Name and Address                                               Ownership      Owned       Outstanding
----------------                                               ---------      -----       -----------
Virginia Retirement System (1)                                 Beneficial    13,333,333     37.70%
1200 East Main Street
Richmond, VA  23219

Performance Equity Management, LLC (2)(3)                      Beneficial     6,666,667     18.85%
2 Pickwick Plaza, Suite 310
Greenwich, CT  06830

First Plaza Group Trust (2)(3)                                 Beneficial     5,000,000     14.13%
c/o JP Morgan Chase Bank, N.A.
3 Chase Metro Center - Fifth Floor
Brooklyn, NY  11245

Officers and Directors:
James R. Maher (4)                                             Beneficial       666,666     1.89%
Jerrold B. Harris                                              Beneficial        40,000       *%
William E. Mayer                                               Beneficial        16,667       *%
Francois de Saint Phalle                                         Direct         333,333       *%
Maureen K. Usifer                                                Direct           6,667       *%
Michael B. Lazar                                               Beneficial        66,667       *%
Frank D. Gordon                                                  Direct           3,333       *%
Vincent B. Tritto                                                Direct              67       *%
All officers and directors as a group (8 persons)(5)            Direct/       1,133,400      3.2%
                                                              Beneficial

_________________

 *   Represents less than 1%.

(1) This information is obtained from a Schedule 13G filed on August 9, 2005, by Virginia Retirement System.
(2) This information is obtained from a Schedule 13G filed on August 9, 2005, by First Plaza Group Trust and General Motors Investment Management Corporation (predecessor in interest to Performance Equity Management, LLC).
(3) Performance Equity Management, LLC and First Plaza Group Trust retain shared power to vote or to direct the vote and to dispose or to direct the disposition of the same 5,000,000 shares.
(4) Includes 97,333 shares owned indirectly by the individual's children and 102,667 shares owned indirectly by a family trust for which the individual serves as a trustee, as to each of which the individual disclaims beneficial ownership.
(5) The address for all our officers and directors is c/o BlackRock Kelso Capital Corporation, 40 East 52nd Street, New York, NY 10022.

The following table sets forth the dollar range of our equity securities beneficially owned by each of our directors at December 31, 2005. We are not part of a "family of investment companies," as that term is defined in the 1940 Act.
                                                       Dollar Range of Equity
Name of Director                                   Securities in the Company (1)
----------------                                    ----------------------------

INDEPENDENT DIRECTORS:

Jerrold B. Harris                                       $500,001 - $1,000,000

William E. Mayer                                         $100,001 - $500,000

Francois de Saint Phalle                                   Over $1,000,000

Maureen K. Usifer                                        $50,001 - $100,000

INTERESTED DIRECTOR AND EXECUTIVE OFFICER:

James R. Maher                                             Over $1,000,000

_____________

(1)  Dollar ranges are as follows: None, $1 - $10,000, $10,001 - $50,000,
     $50,001 - $100,000, $100,001 - $500,000, $500,001 - $1,000,000 or over
     $1,000,000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into an investment management agreement with BlackRock Kelso Capital Advisors LLC (the "Advisor"). Our senior management and our Chairman of the Board of Directors have ownership and financial interests in the Advisor. In addition, our executive officers and directors and the employees of the Advisor, serve or may serve as officers, directors or principals of entities that operate in the same or related line of business as we do or of investment funds managed by our affiliates. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisers affiliated with the Advisor. However, the Advisor and BlackRock intend to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies.

We have entered into a license agreement with BlackRock and the Advisor pursuant to which BlackRock has agreed to grant to the Advisor, and the Advisor has agreed to grant to us, a non-exclusive, royalty-free license to use the name "BlackRock." In addition, we have entered into a license agreement with Michael
B. Lazar, our Chief Operating Officer, and the Advisor pursuant to which Mr. Lazar has agreed to grant to the Advisor, and the Advisor has agreed to grant to us, a non-exclusive, royalty-free license to use the name "Kelso." Mr. Lazar obtained this limited right to license the name "Kelso" under an agreement with Kelso.

Pursuant to the terms of the administration agreement, BlackRock, through its wholly owned subsidiary, BlackRock Financial Management, Inc., provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Subject to BlackRock's oversight, PFPC Inc., a subsidiary of PNC, serves as our sub-administrator, accounting agent, investor services agent and transfer agent and provides legal and regulatory support services. PFPC Trust Company, another subsidiary of PNC, serves as custodian of our investment assets. Fees and indemnification in respect of BlackRock and the PFPC entities as providers of such services were approved by our Board of Directors, including the directors that are not "interested persons."

To the extent provided by the 1940 Act, we will not invest in any private company in which BlackRock, Kelso, or any of their affiliates, or any of the unregistered investment funds managed by them, holds an existing investment. We may, however, co-invest on a concurrent basis with other affiliates of BlackRock or Kelso, subject to compliance with applicable allocation procedures.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of our Board of Directors selected Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ended December 31, 2005. Deloitte & Touche LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

AUDIT FEES: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings. Fees incurred were $165,000 for the quarterly review associated with our Form 10-Q filing and for the annual audit of the Company's financial statements included as part of our Form 10-K filing.

AUDIT-RELATED FEES: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no audit-related fees charged to the Company for the period ended December 31, 2005.

TAX SERVICES FEES: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees incurred by the Company were $4,000 during the fiscal period ended December 31, 2005 and represented work related to our excise tax distribution requirements and their respective form extensions.

ALL OTHER FEES: Other fees would include fees for products and services other than the services reported above. There were no such fees charged to the Company for the period ended December 31, 2005.

The Audit Committee of the Board of Directors of BlackRock Kelso Capital Corporation operates under a written charter adopted by the Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The Company's Independent Registered Public Accounting Firm ("Independent Auditors") are responsible for performing an independent audit of the Company's financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the Company's Independent Auditors.

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte & Touche LLP, the Company's Independent Auditors. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such service does not impair the Independent Auditors' independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the Independent Auditors to management.

The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States.

The Audit Committee has discussed with Deloitte & Touche LLP, the Company's Independent Auditors, matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee received and reviewed the written disclosures and the letter from the Independent Auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with the Independent Auditors their independence.

Based on the Audit Committee's discussion with management and the Independent Auditors, the Audit Committee's review of the audited financial statements, the representations of management and the report of the Independent Auditors to the Audit Committee, the Audit Committee recommends that the Board of Directors include the audited financial statements in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2005 for filing with the Securities and Exchange Commission. The Audit Committee has also appointed Deloitte & Touche LLP to serve as independent auditors for the year ending December 31, 2006.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)(1)       Financial Statements.

                  Refer to Item 8 above.

     (a)(2)       Financial Statement Schedules

                  None.

     (a)(3)       Exhibits

     3.1          Certificate of Incorporation of the Registrant (1)

     3.2 Certificate of Amendment to the Certificate of Incorporation of the Registrant (1)

     3.3          By-laws of the Registrant (1)

     4.1*         Form of Stock Certificate of the Registrant

     10.1* Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC

     10.2* Administration Agreement between the Registrant and BlackRock Financial Management, Inc.

     10.3*        Dividend Reinvestment Plan

     10.4* Custodian Services Agreement between PFPC Trust Company and the Registrant

     10.5*        Transfer Agency Services Agreement between PFPC Inc. and the
                  Registrant

     10.6* Sub-Administration and Accounting Services Agreement by and among the Registrant, PFPC Inc. and BlackRock Financial Management, Inc.

     10.7* Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC

     11.1*        Statement regarding computation of per share earnings

     14.1*        Code of Ethics of the Registrant

     31.1* Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     31.2* Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32.1* Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

________________
 *   Filed herewith.
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed with the Securities and Exchange Commission on May 24, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION


By:  /s/ James R. Maher
    --------------------------------
    James R. Maher
    Chairman of the Board and Chief Executive Officer
    March 29, 2006

Each of the officers and directors of BlackRock Kelso Capital Corporation whose signature appears below, in so signing, also makes, constitutes and appoints each of James R. Maher and Frank D. Gordon, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                        TITLE                               DATE
                  ---------                                        -----                               ----

              /s/ James R. Maher                            Chairman of the Board                 March 29, 2006
-----------------------------------------               and Chief Executive Officer
               JAMES R. MAHER                          (principal executive officer)



             /s/ Frank D. Gordon                         Chief Financial Officer and              March 29, 2006
-----------------------------------------                        Treasurer
               FRANK D. GORDON                       (principal financial and accounting
                                                                 officer)


            /s/ Jerrold B. Harris                                 Director                        March 29, 2006
-----------------------------------------
              JERROLD B. HARRIS


             /s/ William E. Mayer                                 Director                        March 29, 2006
-----------------------------------------
               WILLIAM E. MAYER


         /s/ Francois de Saint Phalle                             Director                        March 29, 2006
-----------------------------------------
           FRANCOIS DE SAINT PHALLE



            /s/ Maureen K. Usifer                                 Director                        March 29, 2006
-----------------------------------------
              MAUREEN K. USIFER

