Form 10-Q
period 2006-03-31
BlackRock Kelso Capital CORP
filed 2006-05-10
CIK 1326003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ________________________

                        Commission file number 000-51327

                      BlackRock Kelso Capital Corporation
                      -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                 20-2725151
------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

40 East 52nd Street, New York, New York                              10022
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code   212-810-5800
                                                    -------------------

-------------------------------------------------------------------------------
        Former Name, Former Address and Former Fiscal Year, if Changed
                              Since last Report.

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

         The number of shares of the Registrant's common stock, $.001 par value per share, outstanding at May 9, 2006, was 36,339,072.

                      BLACKROCK KELSO CAPITAL CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

                               Table of Contents

                     INDEX                                             PAGE NO.
                     -----                                             --------

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Statements of Assets and Liabilities as of March 31, 2006     4
              (unaudited) and December 31, 2005

              Statement of Operations (unaudited) for the three months      5
              ended March 31, 2006

              Statement of Changes in Net Assets (unaudited) for the        6
              three months ended March 31, 2006

              Statement of Cash Flows (unaudited) for the three months      7
              ended March 31, 2006

              Schedules of Investments as of March 31, 2006 (unaudited)     8
              and December 31, 2005

              Notes to Financial Statements (unaudited)                    15

   Item 2. Management's Discussion and Analysis of Financial Condition 20 and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk   23

   Item 4.    Controls and Procedures                                      24


 PART II.          OTHER INFORMATION

   Item 1.    Legal Proceedings                                            24

   Item 1A.   Risk Factors                                                 24

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds  24

   Item 3.    Defaults Upon Senior Securities                              24

   Item 4.    Submission of Matters to a Vote of Security Holders          24

   Item 5.    Other Information                                            24

   Item 6.    Exhibits                                                     25

   SIGNATURES                                                              26

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

In addition to factors previously disclosed in the Company's Securities and Exchange Commission (the "SEC") reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

     (1) the introduction, withdrawal, success and timing of business initiatives and strategies;
     (2) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company's assets;
     (3) the relative and absolute investment performance and operations of the Company's investment adviser, BlackRock Kelso Capital Advisors LLC (the "Investment Advisor");
     (4)  the impact of increased competition;
     (5)  the impact of future acquisitions and divestitures;
     (6)  the unfavorable resolution of legal proceedings;
     (7)  the extent and timing of any share repurchases;
     (8) the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
     (9) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Investment Advisor;
     (10) terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Investment Advisor;
     (11) the ability of the Investment Advisor to attract and retain highly talented professionals;
     (12) fluctuations in foreign currency exchange rates; and
     (13) the impact of changes to tax legislation and, generally, the tax position of the Company.

Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I.  FINANCIAL INFORMATION

In this Quarterly Report, "Company", "we", "us" and "our" refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.  Financial Statements.


                                               BLACKROCK KELSO CAPITAL CORPORATION
                                              STATEMENTS OF ASSETS AND LIABILITIES

                                                                                  MARCH 31, 2006
                                                                                    (UNAUDITED)              DECEMBER 31, 2005
                                                                                -------------------         -------------------

ASSETS:
Cash and cash equivalents (amortized cost of $255,960,590 and $288,984,387)        $    255,960,590           $    288,972,347
Investments, at value (amortized cost of $290,560,367 and $250,184,074)                 291,646,836                250,436,350
Receivable for investments sold                                                                   -                    996,250
Interest receivable                                                                       2,349,695                  1,656,131
Dividends receivable                                                                         30,658                          -
Other assets                                                                                 53,063                    165,363
                                                                                 -------------------         ------------------
Total Assets                                                                       $    550,040,842           $    542,226,441
                                                                                 ===================         ==================

LIABILITIES:
Payable for investments purchased                                                         5,190,795                  4,198,296
Dividend distribution payable                                                                     -                  7,073,318
Legal fees (offering costs) payable                                                         584,453                    587,080
Management fees payable                                                                     460,752                    455,329
Accrued administrative services expenses                                                    782,175                    508,950
Other accrued expenses and payables                                                         602,340                    698,619
                                                                                 -------------------         ------------------
Total Liabilities                                                                         7,620,515                 13,521,592
                                                                                 -------------------         ------------------

NET ASSETS:
Common stock, par value $.001 per share, 40,000,000 common shares
authorized, 36,285,072 and 35,366,589 issued and outstanding, respectively                   36,285                     35,367
Paid-in capital in excess of par                                                        543,059,433                529,298,432
Distributions in excess of net investment income                                         (1,357,835)                  (870,327)
Accumulated net realized (loss) gain                                                       (404,025)                     1,141
Net unrealized appreciation                                                               1,086,469                    240,236
                                                                                  ------------------         ------------------
Total Net Assets                                                                        542,420,327                528,704,849
                                                                                  ------------------         ------------------
Total Liabilities and Net Assets                                                   $    550,040,842           $    542,226,441
                                                                                  ==================         ==================

Net Asset Value Per Share                                                          $          14.95           $          14.95
                                                                                  ==================         ==================



                            The accompanying notes are an integral part of these financial statements.


                       BLACKROCK KELSO CAPITAL CORPORATION
                       STATEMENT OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

      INVESTMENT INCOME:

      Interest income                                                $    8,479,492
      Dividend income                                                       151,918
      Other income                                                          102,000
                                                                    ----------------
      Total investment income                                             8,733,410
                                                                    ----------------

      EXPENSES:
      Management fees                                                     2,664,878
      Administrative services                                               246,575
      Professional fees                                                     213,917
      Investment Advisor expenses                                            77,957
      Director fees                                                          70,188
      Insurance                                                              36,539
      Other                                                                  75,806
                                                                    ----------------
               Expenses before management fee waiver                      3,385,860

      Management fee waiver                                              (1,332,439)
                                                                    ----------------
               Net Expenses                                               2,053,421
                                                                    ----------------

      NET INVESTMENT INCOME                                               6,679,989
                                                                    ----------------

      REALIZED AND UNREALIZED GAIN (LOSS):
      Net realized loss on investments                                     (405,166)
                                                                    ----------------
      Net change in unrealized appreciation (depreciation):
               Investments                                                  834,193
               Cash equivalents                                              12,040
                                                                    ----------------
      Net change in unrealized appreciation                                 846,233
                                                                    ----------------
               Net realized and unrealized gain                             441,067
                                                                    ----------------
      NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS           $    7,121,056
                                                                    ================

      Earnings Per Share                                             $         0.20
                                                                    ================
      Basic and Diluted Weighted-Average Shares Outstanding              35,685,496



   The accompanying notes are an integral part of these financial statements.


                       BLACKROCK KELSO CAPITAL CORPORATION
                 STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

      NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:
      Net investment income                                               $     6,679,989
      Net change in unrealized appreciation                                       846,233
      Net realized loss on investments                                           (405,166)
                                                                       -------------------
               Net increase in net assets resulting from operations             7,121,056
                                                                       -------------------

      DIVIDENDS TO SHAREHOLDERS FROM NET INVESTMENT
        INCOME                                                                 (7,167,498)
                                                                       -------------------
      CAPITAL SHARE TRANSACTIONS:
      Reinvestment of dividends                                                13,761,920
                                                                       -------------------

      TOTAL INCREASE IN NET ASSETS                                             13,715,478

      Net assets at beginning of period                                       528,704,849
                                                                       -------------------

      Net assets at end of period                                         $   542,420,327
                                                                       ===================

      CAPITAL SHARE ACTIVITY:

      Shares issued from reinvestment of dividends                                918,484
                                                                       ===================

      ACCUMULATED DISTRIBUTIONS:

      Accumulated distributions in excess of net investment income        $    (1,357,835)
                                                                       ===================




   The accompanying notes are an integral part of these financial statements.



                       BLACKROCK KELSO CAPITAL CORPORATION
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006

OPERATING ACTIVITIES:

Net increase in net assets resulting from operations                        $     7,121,056

Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

Proceeds from dispositions of short-term investments - net                       25,990,928

Purchases of long-term investments                                              (72,653,669)

Proceeds from dispositions of long-term investments                               6,256,303

Net change in unrealized appreciation on investments                               (834,193)

Net realized loss on investments                                                    405,166

Amortization of premium/discount - net                                             (377,301)

Decrease in receivable for investments sold                                         996,250

Increase in interest receivable                                                    (693,564)

Increase in dividends receivable                                                    (30,658)

Decrease in other assets                                                            112,300

Increase in payable for investments purchased                                       992,499

Decrease in legal fees (offering costs) payable                                      (2,627)

Increase in management fees payable                                                   5,423

Increase in accrued administrative services expenses                                273,225

Decrease in other accrued expenses and payables                                     (96,279)
                                                                        --------------------
    Net cash used in operating activities                                       (32,535,141)
                                                                        --------------------

FINANCING ACTIVITIES:

Dividends paid                                                                     (476,616)
                                                                        --------------------

Net decrease in cash and cash equivalents                                       (33,011,757)

Cash and cash equivalents, beginning of period                                  288,972,347
                                                                        --------------------
Cash and cash equivalents, end of period                                    $   255,960,590
                                                                        ====================

Supplemental disclosure of non-cash financing activities:

Dividend distributions reinvested                                           $    13,761,920
                                                                        ====================




   The accompanying notes are an integral part of these financial statements.


                                           BLACKROCK KELSO CAPITAL CORPORATION
                                          SCHEDULES OF INVESTMENTS (UNAUDITED)
                                                     MARCH 31, 2006

                                                                                  Principal
                                                                                  Amount or
                                                                                  Number of                        Fair
Portfolio Company (a)                                           Industry         Shares/Units     Cost (b)        Value
-----------------                                               --------         ------------     ----            -----

SHORT-TERM INVESTMENTS - 14.9%
------------------------------

Asset-Backed Security - 2.8%

RACERS Trust, Series 2005-17-O, 4.79%
    (LIBOR + 0.02%/Q), 8/21/06, acquired 8/29/05 (c)      Asset-Backed Security   $ 15,000,000   $ 15,000,000   $ 15,003,600
                                                                                ---------------------------------------------

Certificates of Deposit - 2.8%

DEFPA BANK plc, New York, 4.53%, 10/16/06                        Banking            15,000,000     15,000,000     14,939,414
                                                                                ---------------------------------------------

Commercial Paper - 8.4%
                                                          Securities Broker
Morgan Stanley & Co. Incorporated, 4.96%, 8/4/06             and Dealer             26,000,000     26,000,000     26,000,780

Natexis Banques Populaires US Finance Co. LLC,
    4.56%, 7/31/06                                               Banking            20,000,000     19,693,803     19,664,500
                                                                                ---------------------------------------------
Total Commercial Paper                                                              46,000,000     45,693,803     45,665,280
                                                                                ---------------------------------------------

Master Notes - 0.9%

Citigroup Global Markets Inc., 4.57%, 8/25/06              Financial Services        5,000,000      5,000,000      5,000,000
                                                                                ---------------------------------------------

TOTAL SHORT-TERM INVESTMENTS                                                      $ 81,000,000     80,693,803     80,608,294
                                                                                =================----------------------------

LONG-TERM INVESTMENTS - 39.1%
-----------------------------
Subordinated Debt / Corporate Notes - 0.7%

First Mercury Holdings, Inc., 12.75%
    (LIBOR + 8.00%/Q), 8/15/12, acquired 8/12/05 (c)            Insurance         $  1,800,000      1,783,599      1,831,500

Select Medical Corporation, 7.63%, 2/1/15                  Specialty Hospitals       1,950,000      1,744,012      1,759,875
                                                                                ---------------------------------------------
Total Subordinated Debt / Corporate Notes                                         $  3,750,000      3,527,611      3,591,375
                                                                                =================----------------------------

Senior Secured Loans (d) - 37.0%

Applied Tech Products Corp. et al., Tranche A,
    First Lien, 9.03% (LIBOR + 4.50%), 10/24/10             Plastic Packaging     $  4,251,515      4,221,331      4,221,331 (e)

Applied Tech Products Corp. et al., Tranche B,
    Second Lien, 13.53% (LIBOR + 9.00%), 4/24/11            Plastic Packaging        1,951,515      1,932,944      1,932,944 (e)

Applied Tech Products Corp. et al., Tranche C,
    Third Lien, 17.03% (LIBOR + 6.30% cash,
    6.20% PIK), 10/24/11                                    Plastic Packaging          704,319        609,863        609,863 (e)

Benchmark Medical Holdings Inc., First Lien, 7.98%
    (LIBOR + 3.00%), 12/27/12                            Rehabilitation Centers      1,995,000      1,995,000      2,004,975


                              The accompanying notes are an integral part of these financial statements.


                                           BLACKROCK KELSO CAPITAL CORPORATION
                                    SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                                     MARCH 31, 2006


                                                                                  Principal
                                                                                  Amount or
                                                                                  Number of                        Fair
Portfolio Company (a)                                           Industry         Shares/Units     Cost (b)        Value
-----------------                                               --------         ------------     ----            -----

Benchmark Medical Holdings, Inc., Second Lien,
    12.06% (LIBOR + 7.00%), 6/27/13                       Rehabilitation Centers  $ 9,000,000    $ 9,000,000    $ 9,000,000

Bushnell Performance Optics, First Lien, 7.53%
    (LIBOR + 3.00%), 8/19/11                                 Leisure Products         997,561        997,561      1,007,537

Cannondale Bicycle Corporation, Second Lien, 11.98%
    (LIBOR + 7.00%), 6/5/10                                  Bicycles/Apparel      10,000,000     10,000,000     10,000,000 (e)

Champion Energy Corporation et al., First Lien, 13.77%
    (LIBOR + 9.00%), 6/30/09                             Heating and Oil Services  18,000,000     18,000,000     18,000,000 (e)

Clean Earth Inc., Tranche B, First Lien, 7.81%
    (LIBOR + 3.00%), 10/17/11                             Environmental Services    1,481,250      1,481,250      1,496,063

Data Transmission Network Corporation, Second Lien,
    12.70% (LIBOR + 8.00%), 9/10/13                        Information Services     4,000,000      4,000,000      4,000,000

Delta Air Lines, Inc., Term Loan B, First Lien, 9.26%
    (LIBOR + 4.75%), 3/16/08                                     Airlines           1,000,000      1,000,000      1,027,500

Deluxe Entertainment Services Group Inc., Second Lien,
    13.23% (LIBOR + 8.25%), 7/28/11                            Entertainment       20,000,000     20,000,000     20,100,000

Eight O'Clock Coffee Company, First Lien, 7.69%
    (LIBOR + 3.00%), 11/14/11                               Coffee Distributor      2,962,500      2,962,500      2,992,125

Eight O'Clock Coffee Company, Second Lien, 11.69%
    (LIBOR + 7.00%), 11/14/12                               Coffee Distributor     12,000,000     12,000,000     12,120,000

Event Rentals, Inc., First Lien, 9.95%
    (LIBOR + 5.25%), 11/17/11                                  Party Rentals       14,454,545     14,454,545     14,454,545 (e)

Event Rentals, Inc., Acquisition Loan (Funded),
    First Lien, 9.92% (LIBOR + 5.25%), 11/17/11                Party Rentals        9,845,876      9,845,876      9,845,876 (e)

Event Rentals, Inc., Acquisition Loan (Unfunded),
    First Lien, 0.50%, 11/18/07                                Party Rentals        2,198,295      2,198,295      2,198,295 (e)

Haggar Clothing Co., Second Lien, 11.51%
    (LIBOR + 7.00%), 11/1/11                                      Apparel           2,500,000      2,476,723      2,500,000

Heartland Automotive Services II Inc. et al.,
    Term Loan A, First Lien, 8.58% (LIBOR + 3.75%),
    2/27/12                                                  Automobile Repair      7,000,000      6,992,682      7,035,000

Heartland Automotive Services II Inc. et al.,
    Acquisition Loan (Unfunded), First Lien, 0.75%,
    2/27/08                                                  Automobile Repair      3,000,000      2,992,500      3,015,000

The Hertz Corporation, Tranche B, First Lien, 6.98%      Automobile and Equipment
    (LIBOR + 2.25%), 12/21/12                                     Rental            1,995,000      1,995,000      2,014,950

HIT Entertainment, Inc., Second Lien, 10.24%
    (LIBOR + 5.50%), 2/26/13                                   Entertainment        1,000,000      1,000,000      1,010,000



                       The accompanying notes are an integral part of these financial statements.


                                           BLACKROCK KELSO CAPITAL CORPORATION
                                    SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                                     MARCH 31, 2006


                                                                                Principal
                                                                                Amount or
                                                                                Number of                           Fair
Portfolio Company (a)                                         Industry         Shares/Units        Cost (b)        Value
-----------------                                             --------         ------------        ----            -----

Houghton International Inc., First Lien, 7.96%
    (LIBOR + 3.00%), 12/15/11                            Specialty Chemicals    $   4,931,944   $    4,931,944   $  4,987,429

MacAndrews Deluxe Holdings LLC, First Lien,
    13.00%, 7/28/11                                         Entertainment          10,000,000       10,000,000     10,000,000

MD Beauty, Inc., Second Lien, 11.67%
    (LIBOR + 7.00%), 2/18/13                                  Cosmetics             3,000,000        3,000,000      3,030,000

NTELOS Inc., Second Lien, 9.83%
    (LIBOR + 5.00%), 2/24/12                             Telecommunications         2,000,000        1,984,893      2,012,500

PBI Media, Inc., Second Lien, 10.67%
    (LIBOR + 6.00%), 9/30/13                            Information Services        6,000,000        5,990,349      5,910,000

Precision Parts International Services Corp. et al.,
    First Lien, 8.31% (LIBOR + 3.75%), 9/30/11            Automotive Parts          2,992,500        2,992,500      2,999,981

QTC Acquisition Inc., Second Lien, 11.33%
    (LIBOR + 6.50%), 5/10/13                           Disability Evaluations      10,000,000       10,000,000     10,100,000

United Subcontractors, Inc., Second Lien, 11.95%
    (LIBOR + 7.25%), 6/27/13                          Building and Construction    10,000,000       10,000,000     10,000,000

US Investigations Services, Inc., Tranche B,
    First Lien, 7.43% (LIBOR + 2.50%), 10/14/12        Investigative Services       1,973,197        1,973,197      1,995,395

US Investigations Services, Inc., Tranche C,
    First Lien, 7.43% (LIBOR + 2.50%), 10/14/12        Investigative Services         741,803          741,803        745,513

U.S. Security Holdings, Inc., Tranche B, First Lien,
    8.32% (LIBOR + 3.25%), 2/29/12                        Security Services           966,700          966,700        971,534

Wastequip, Inc., Second Lien, 10.98%
    (LIBOR + 6.00%), 7/15/12                               Waste Treatment            500,000          500,000        506,250

Wembley, Inc., Second Lien, 8.74%
    (LIBOR + 3.75%), 8/23/12                                   Gaming               1,000,000        1,000,000      1,015,000

Westward Dough Operating Company, LLC, Term Loan
    A, First Lien, 8.96% (LIBOR + 4.00%), 3/30/11            Restaurants            8,000,000        8,000,000      8,000,000 (e)

Westward Dough Operating Company, LLC, Term Loan
    B, First Lien, 11.96% (LIBOR + 7.00%), 3/30/11           Restaurants            8,000,000        8,000,000      8,000,000 (e)
                                                                               -------------------------------------------------
Total Senior Secured Loans                                                      $ 200,443,520      200,237,456    200,859,606
                                                                               ==================-------------------------------

Closed-End Funds - 1.4%

Eaton Vance Floating-Rate Income Trust                     Closed-End Fund            175,000        2,988,408      3,164,000

Nuveen Floating Rate Income Fund                           Closed-End Fund             94,400        1,159,186      1,231,584

PIMCO Floating Rate Strategy Fund                          Closed-End Fund            170,000        2,997,026      3,235,100
                                                                                               ---------------------------------
Total Closed-End Funds                                                                               7,144,620      7,630,684
                                                                                               ---------------------------------



                       The accompanying notes are an integral part of these financial statements.



                                           BLACKROCK KELSO CAPITAL CORPORATION
                                    SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                                     MARCH 31, 2006

                                                                          Principal
                                                                          Amount or
                                                                          Number of                        Fair
Portfolio Company (a)                                   Industry         Shares/Units      Cost (b)        Value
-----------------                                       --------         ------------      ----            -----

Equity Warrants - 0.0%

ATEP Holdings, Inc., expire 10/24/15               Plastic Packaging         470       $        -       $       - (e)

ATH Holdings, Inc., expire 10/24/15                Plastic Packaging         470                -               - (e)

ATPP Holdings, Inc., expire 10/24/15               Plastic Packaging         470           90,114          90,114 (e)

ATPR Holdings, Inc., expire 10/24/15               Plastic Packaging         470                -               - (e)
                                                                                  ----------------------------------
Total Equity Warrants                                                                      90,114          90,114
                                                                                  ----------------------------------

TOTAL LONG-TERM  INVESTMENTS                                                          210,999,801     212,171,779

INCLUDING UNEARNED INCOME

UNEARNED INCOME - (0.2)%                                                               (1,133,237)     (1,133,237)
                                                                                  ----------------------------------

TOTAL LONG-TERM  INVESTMENTS                                                          209,866,564     211,038,542
                                                                                  ----------------------------------

TOTAL INVESTMENTS - 53.8%                                                           $ 290,560,367     291,646,836
                                                                                  =================-----------------

OTHER ASSETS & LIABILITIES (NET) - 46.2%                                                              250,773,491
                                                                                                   -----------------

NET ASSETS - 100.0%                                                                                 $ 542,420,327
                                                                                                   =================
---------------

(a) None of our portfolio companies are "controlled" or "affiliated" as defined by the Investment Company Act of 1940.

(b) Represents amortized cost for fixed income securities and unearned income, and cost for closed-end funds and equity warrants.

(c) These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.1% of net assets at March 31, 2006.

(d) Approximately 95% of the senior secured loans to our portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds
Rate or the Prime Rate), at the borrower's option. Additionally, the borrower under a senior secured loan generally has the option to select from interest rate reset periods of one, two, three or six months and may alter that selection at the end of any reset period. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(e) Fair value of this investment determined by or under the direction of our Board of Directors (see Note 2).


                       The accompanying notes are an integral part of these financial statements.


                                           BLACKROCK KELSO CAPITAL CORPORATION
                                                SCHEDULES OF INVESTMENTS
                                                    DECEMBER 31, 2005

                                                                                 Principal
                                                                                 Amount or
                                                                                 Number of                         Fair
Portfolio Company (a)                                      Industry (b)         Shares/Units      Cost (c)         Value
-----------------                                          --------             ------------      ----             -----

SHORT-TERM INVESTMENTS - 20.1%
------------------------------

Asset-Backed Security - 2.8%

RACERS Trust, Series 2005-17-O, 4.39%
    (LIBOR + 0.02%/Q), 8/21/06,
    acquired 8/29/05 (d)                             Asset-Backed Security     $   15,000,000    $ 15,000,000   $  15,006,300
                                                                               -----------------------------------------------

Certificates of Deposit - 5.7%

DEFPA BANK plc, New York, 4.53%, 10/16/06                     Banking              15,000,000      15,000,000      14,961,713

Washington Mutual Bank N.A., 4.46%, 3/28/06                   Banking              15,000,000      15,000,000      14,999,820
                                                                               -----------------------------------------------
Total Certificates of Deposit                                                      30,000,000      30,000,000      29,961,533
                                                                               -----------------------------------------------

Commercial Paper - 11.6%

Barclays US Funding Corp., 4.24%, 2/3/06                      Banking              26,000,000      25,900,019      25,900,019

BNP Paribas (Canada), 3.83%, 1/24/06                          Banking               1,500,000       1,496,397       1,496,397

Credit Suisse First Boston USA, Inc., 3.83%,           Securities Broker and
      1/27/06                                                Dealer                 8,000,000       7,978,626       7,978,626

                                                       Securities Broker and
Morgan Stanley & Co. Incorporated, 4.08%, 8/4/06              Dealer               26,000,000      26,000,000      26,003,120
                                                                               -----------------------------------------------
Total Commercial Paper                                                             61,500,000      61,375,042      61,378,162
                                                                               -----------------------------------------------

TOTAL SHORT-TERM INVESTMENTS                                                    $ 106,500,000     106,375,042     106,345,995
                                                                               ================-------------------------------

LONG-TERM INVESTMENTS - 27.3%
-----------------------------
Subordinated Debt / Corporate Notes - 1.3%

First Mercury Holdings, Inc., 12.33%
    (LIBOR + 8.00%/Q), 8/15/12, acquired 8/12/05(d)        Insurance            $   1,800,000       1,782,965       1,831,500

InSight Health Services Corp., 9.17%
    (LIBOR + 5.25%/Q), 11/1/11, acquired 9/16/05(d)    Diagnostic Imaging           2,500,000       2,488,066       2,375,000

Select Medical Holdings Corporation, 9.93%
    (LIBOR + 5.75%/S), 9/15/15, acquired 9/15/05(d)    Specialty Hospitals          2,500,000       2,500,000       2,512,500
                                                                               -----------------------------------------------
Total Subordinated Debt / Corporate Notes                                       $   6,800,000       6,771,031       6,719,000
                                                                               ================-------------------------------

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




                                           BLACKROCK KELSO CAPITAL CORPORATION
                                          SCHEDULES OF INVESTMENTS (continued)
                                                    DECEMBER 31, 2005

                                                                                  Principal
                                                                                  Amount or
                                                                                  Number of                         Fair
Portfolio Company (a)                                       Industry (b)         Shares/Units        Cost (c)       Value
-----------------                                           --------             ------------        ----           -----

Cannondale Bicycle Corporation, Second Lien, 11.53%
    (LIBOR + 7.00%), 6/5/10                               Bicycles/Apparel      $   10,000,000   $  10,000,000   $ 10,000,000 (f)

Champion Energy Corporation et al., First Lien, 13.38%     Heating and Oil
    (LIBOR + 9.00%), 6/30/09                                 Services               18,000,000      18,000,000     18,000,000 (f)

Clean Earth Inc., Tranche B, First Lien, 7.39%           Environmental Services      1,500,000       1,500,000      1,515,000
    (LIBOR + 3.00%), 10/17/11

Delta Air Lines, Inc., Term Loan B, First Lien, 11.01%
    (LIBOR + 6.50%), 3/16/08                                  Airlines               1,000,000       1,000,000      1,036,750

Eight O'Clock Coffee Company, First Lien, 7.44%            Coffee Distributor        3,000,000       3,000,000      3,022,500
    (LIBOR + 3.00%), 11/14/11

Eight O'Clock Coffee Company, Second Lien,  11.44%         Coffee Distributor       12,000,000      12,000,000     12,000,000
    (LIBOR + 7.00%), 11/14/12

Event Rentals, Inc., First Lien, 9.94%                       Party Rentals          14,454,545      14,454,545     14,454,545 (f)
    (LIBOR + 5.25%), 11/17/11

Event Rentals, Inc., Acquisition Loan (Funded),              Party Rentals           9,847,159       9,847,159      9,847,159 (f)
    First Lien, 9.92% (LIBOR + 5.25%), 11/17/11

Event Rentals, Inc., Acquisition Loan (Unfunded),            Party Rentals           2,198,295       2,198,295      2,198,295 (f)
    First Lien, 0.50%, 11/18/07

Haggar Clothing Co., Second Lien, 11.51%                        Apparel              2,500,000       2,500,000      2,500,000
    (LIBOR + 7.00%), 11/1/11

The Hertz Corporation, Tranche B, First Lien, 8.50%        Automobile and
    (Base Rate + 1.25%), 12/21/12                         Equipment Rental           2,000,000       2,000,000      2,022,500

HIT Entertainment, Inc., Second Lien, 9.71%                  Entertainment           1,000,000       1,000,000        990,000
    (LIBOR + 5.50%), 2/26/13

Houghton International Inc., First Lien, 9.25%            Specialty Chemicals        5,000,000       5,000,000      5,043,750
    (Base Rate + 2.00%), 12/15/11

MD Beauty, Inc., Second Lien, 11.25%                           Cosmetics             3,000,000       3,000,000      3,022,500
    (LIBOR + 7.00%), 2/18/13

Metaldyne Corporation et al., First Lien, 8.58%             Automotive Parts           998,741         988,476      1,001,237
    (LIBOR + 4.50%), 12/31/09

NTELOS Inc., Second Lien, 9.39%                            Telecommunications        2,000,000       1,984,276       2,020,000
    (LIBOR + 5.00%), 2/24/12

PBI Media, Inc., Second Lien, 10.24%                      Information Services       6,000,000       5,990,032       5,940,000
    (LIBOR + 6.00%), 9/30/13

Precision Parts International Services Corp. et al.,        Automotive Parts         3,000,000       3,000,000       3,022,501
    First Lien, 7.98% (LIBOR + 3.75%), 9/30/11

QTC Acquisition Inc., Second Lien, 10.84%                Disability Evaluations     10,000,000      10,000,000      10,075,000
    (LIBOR + 6.50%), 5/10/13

US Investigations Services, Inc., Tranche B, First
    Lien, 7.00% (LIBOR + 2.50%), 10/14/12               Investigative Services       1,995,000       1,995,000       1,999,988

U.S. Security Holdings, Inc., First Lien, 7.27%            Security Services           983,400         983,400         990,776
    (LIBOR + 3.25%), 2/29/12

Wastequip, Inc., Second Lien, 10.53%                        Waste Treatment            500,000         500,000         506,250
    (LIBOR + 6.00%), 7/15/12

Wembley, Inc., Second Lien, 7.83%
    (LIBOR + 3.75%),  8/23/12                                  Gaming                1,000,000       1,000,000       1,006,250
                                                                                ------------------------------------------------
Total Senior Secured Loans                                                      $  130,877,140     130,691,255     130,992,244
                                                                                ===============+--------------------------------

                       The accompanying notes are an integral part of these financial statements.



                                           BLACKROCK KELSO CAPITAL CORPORATION
                                          SCHEDULES OF INVESTMENTS (continued)
                                                    DECEMBER 31, 2005


                                                                       Principal
                                                                       Amount or
                                                                        Number of                        Fair
Portfolio Company (a)                              Industry (b)       Shares/Units     Cost (c)          Value
-----------------                                  --------           ------------     ----              -----

Closed-End Funds - 1.4%

Eaton Vance Floating-Rate Income Trust           Closed-End Fund         175,000    $  2,988,408    $   2,952,250
Nuveen Floating Rate Income Fund                 Closed-End Fund          94,400       1,159,147        1,188,496
PIMCO Floating Rate Strategy Fund                Closed-End Fund         170,000       2,997,026        3,036,200
                                                                                  --------------------------------
Total Closed-End Funds                                                                 7,144,581        7,176,946
                                                                                  --------------------------------

Equity Warrants - 0.0%
ATEP Holdings, Inc., expire 10/24/15            Plastic Packaging            470               -                - (f)
ATH Holdings, Inc., expire 10/24/15             Plastic Packaging            470               -                - (f)
ATPP Holdings, Inc., expire 10/24/15            Plastic Packaging            470          90,114           90,114 (f)
ATPR Holdings, Inc., expire 10/24/15            Plastic Packaging            470               -                - (f)
                                                                                  --------------------------------
Total Equity Warrants                                                                     90,114           90,114
                                                                                  --------------------------------

TOTAL LONG-TERM INVESTMENTS
INCLUDING UNEARNED INCOME                                                            144,696,981      144,978,304

UNEARNED INCOME - (0.2)%                                                                (887,949)        (887,949)
                                                                                  --------------------------------

TOTAL LONG-TERM INVESTMENTS                                                          143,809,032      144,090,355
                                                                                  --------------------------------

TOTAL INVESTMENTS - 47.4%                                                          $ 250,184,074      250,436,350
                                                                                  ===============-----------------

OTHER ASSETS & LIABILITIES (NET) - 52.6%                                                              278,268,499
                                                                                                  ----------------

NET ASSETS - 100.0%                                                                                 $ 528,704,849
                                                                                                  ================

--------------

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


                      BLACKROCK KELSO CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. Organization

BlackRock Kelso Capital Corporation (the "Company") was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has filed an election to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). In addition, for tax purposes the Company intends to elect to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the "Code"). The Company's investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company intends to invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

On July 25, 2005, the Company completed a private placement (the "Offering") of 35,366,589 shares of its common stock, par value $.001 per share (the "Common Stock"), at a price of $15.00 per share. Net proceeds from the Offering of $529,333,799 reflect the payment of a placement fee of $507,407 and legal fees and other offering costs of $657,639.

The accompanying interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

With respect to the Company's investments for which market quotations are not readily available, the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

     (1) The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of BlackRock Kelso Capital Advisors LLC, the Company's investment adviser (the "Investment Advisor"), responsible for the portfolio investment;

     (2) Preliminary valuation conclusions are then documented and discussed with senior management;

                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


     (3) To the extent determined by the Audit Committee of the Board of Directors, independent valuation firms engaged by the Board of Directors conduct independent appraisals and review management's preliminary valuations and their own independent assessment;

     (4) The Audit Committee of the Board of Directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

     (5) The Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Advisor, the respective independent valuation firms and the Audit Committee.

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

(f) Organizational costs of the Company were expensed as incurred. Offering costs were charged against paid-in capital.

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

     In order to qualify as a RIC, the Company is required to distribute annually to its shareholders at least 90% of investment company taxable

                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


     income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains).

     In accordance with GAAP, book and tax basis differences relating to distributions to shareholders and other permanent book and tax differences are reclassified to capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(h) Dividends and distributions to common shareholders are recorded on the ex-date. The amount to be paid out as a dividend is determined by the Board of Directors. On December 22, 2005, the Company declared a dividend of $0.20 per share, payable on January 31, 2006 to shareholders of record at the close of business on December 31, 2005. The ex-date of this dividend was December 29, 2005. On March 8, 2006, the Company declared a dividend of $0.20 per share, payable on March 31, 2006 to shareholders of record at the close of business on March 15, 2006. The ex-date of this dividend was March 29, 2006. On May 9, 2006, the Company declared a dividend of $0.23 per share, payable on June 30, 2006 to shareholders of record at the close of business on June 15, 2006. The ex-date of this dividend will be June 28, 2006.

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

3.   Agreements and Related Party Transaction

The Company has entered into an Investment Management Agreement (the "Management Agreement") with the Investment Advisor, under which the Investment Advisor, subject to the overall supervision of the Company's Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Advisor receives a fee (the "Management Fee") from the Company at an annual rate of 2.0% of the Company's total assets, including any assets acquired with the proceeds of leverage. For services rendered under the Management Agreement during the period commencing from July 25, 2005, the closing of the Offering (the "Closing"), through and including the first twelve months of operations, the Management Fee will be payable monthly in arrears. For services rendered under the Management Agreement after that time, the Management Fee will be paid quarterly in arrears. The Investment Advisor has contractually agreed to waive its rights to receive one-half of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company until the first date on which 90% of the assets of the Company are invested in portfolio companies in accordance with the Company's investment objective, excluding investments in cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the date of investment, or the first anniversary of the Closing, whichever is sooner (the "Ramp-Up Date"). Thereafter, the Investment Advisor has agreed to waive, until such time as the Company has completed an initial public offering of its Common Stock and listed its Common Stock on a national securities exchange (collectively, the "Public Market Event"), one-quarter of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company. In addition, the Investment Advisor has agreed to (a) waive Management Fees for any calendar year in excess of approximately $11.9 million until the earlier of (i) such time as the Company has completed the Public Market Event or (ii) the fourth anniversary of the Company's inception of operations and (b) waive Management Fees in excess of approximately $5.6 million during the fifth year of the Company's operations unless the Company has completed the Public Market Event.

For the three months ended March 31, 2006, the Investment Advisor earned $1,332,439 in fees, net of the waiver provision, from the Company.

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

                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


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

For the three months ended March 31, 2006, no Carried Interest amounts were earned by the Investment Advisor.

The Management Agreement provides that the Company will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to the Company. For the three months ended March 31, 2006, the Company accrued $77,957 for costs and expenses reimbursable to the Investment Advisor under the Management Agreement.

No person who is an officer, director or employee of the Investment Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Investment Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company has also entered into an Administration Agreement with BlackRock Financial Management, Inc. (the "Administrator"), a majority-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company's allocable portion of the cost of certain of the Company's officers and their respective staffs.

For the three months ended March 31, 2006, the Company accrued $246,575 for administrative services expenses payable to the Administrator under the Administration Agreement.

From time to time, the Investment Advisor or the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Investment Advisor or the Administrator, as the case may be, for such amounts paid on its behalf. For the three months ended March 31, 2006, the Company reimbursed the Investment Advisor and Administrator $149,992 and $24,900, respectively, for payments made on behalf of the Company to third party providers of goods and services. At March 31, 2006, an additional $13,076 and $434 has been accrued for and is owing to the Investment Advisor and the Administrator, respectively, for such payments.

PFPC Inc. ("PFPC"), a subsidiary of PNC, provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. For the services provided to the Company by

                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of the Company's average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly.

For the three months ended March 31, 2006, the Company accrued $55,409 for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements.

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

At March 31, 2006, the Investment Advisor beneficially owned indirectly approximately 760,000 shares of the Company's Common Stock, representing approximately 2.1% of the total shares outstanding. At March 31, 2006, other entities affiliated with the Administrator and PFPC beneficially owned indirectly approximately 2,390,000 shares of the Company's Common Stock, representing approximately 6.6% of the total shares outstanding. These percentages of total shares outstanding did not change appreciably from December 31, 2005. At March 31, 2006 and December 31, 2005, an entity affiliated with the Administrator and PFPC owned 36.5% of the members' interests of the Investment Advisor.

On March 8, 2006, the Company's Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of the Company's Common Stock to certain existing and future employees of the Investment Advisor at a price per share equal to the greater of $15.00 or the Company's most recently determined net asset value per share at the time of sale. The sales are expected to be exempt from the registration requirements of the Securities Act of 1933. Pursuant to this authorization, on April 1, 2006 the Company agreed to issue and sell 54,000 shares of Common Stock for aggregate proceeds of $810,000 to certain employees of the Investment Advisor.

4.  Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2006.


Numerator for basic and diluted net increase in net assets per share:              $7,121,056

Denominator for basic and diluted weighted average shares:                         35,685,496

Basic/diluted net increase in net assets per share resulting from operations:           $0.20


Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the period.

5.  Purchases and Sales/Repayments of Investments

Excluding short-term investments, the Company's purchases and sales/repayments of investments for the three months ended March 31, 2006 totaled $72,653,669 and $6,256,303, respectively.

6.  Commitments and Contingencies

At March 31, 2006, the Company had a $3.5 million commitment outstanding to fund a senior secured loan.

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to

                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)



such agreements. The Company's individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management's experience, the Company expects the risk of loss to be remote.

7.  Financial Highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2006.

       Per Share Data:

       Net asset value, beginning of period                    $       14.95
                                                               --------------
       Net investment income                                            0.19
       Net realized and unrealized gain                                 0.01
                                                               --------------
       Total from investment operations                                 0.20
                                                               --------------
       Less:  Dividends to shareholders from net                       (0.20)
         investment income
                                                               --------------
       Net change in net assets                                            -
                                                               --------------
       Net asset value, end of period                          $       14.95
                                                               ==============

       Total return (1)(2)                                              1.34%

       Ratios / Supplemental Data:
       Ratio of expenses to average net assets (3)
           Before management fee waiver                                 2.56%
           After management fee waiver                                  1.56%
       Ratio of net investment income
           to average net assets (3)                                    5.06%
       Net assets, end of period                               $  542,420,327
       Portfolio turnover (2)                                              4%

       (1) Total return is based on the change in net asset value per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
       (2)  Not annualized.
       (3)  Annualized.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

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

On July 25, 2005, we completed the Offering of 35,366,589 shares of our Common Stock at a price of $15.00 per share, less a placement fee of $507,407 and legal fees and other offering costs of $657,639. We received approximately $529.3 million in net proceeds from the Offering.

We intend to elect to be treated as a regulated investment company, or a RIC, under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our shareholders.

Portfolio and Investment Activity

During the quarter ended March 31, 2006, we invested approximately $72.7 million across six new portfolio companies while adding to one existing position. The new investments were primarily senior loans secured by first or second liens. During the quarter, we received proceeds from principal repayments/dispositions of approximately $6.3 million. At March 31, 2006, our net portfolio consisted of 30 portfolio companies and was invested 37% in senior secured loans, 1% in subordinated debt/corporate notes, 1% in publicly traded, floating rate closed-end funds, less than 1% in common stock/warrants and 61% in short-term investments (including cash equivalents). Our average portfolio company investment was approximately $7 million. Our largest portfolio company investment was approximately $26.5 million, with our five largest portfolio company investments comprising approximately 18% of our net assets at March 31, 2006.

Our weighted average yield on invested capital other than closed-end funds, short-term investments and cash equivalents was 10.9% at March 31, 2006 and 10.7% at December 31, 2005. The weighted average yield on our invested capital including closed-end funds, short-term investments and cash equivalents was 7.0% and 6.0%, respectively, at March 31, 2006 and December 31, 2005 and, net of expenses, was 5.5% and 4.4%, respectively, at March 31, 2006 and December 31, 2005. The weighted average yields on our subordinated debt/corporate notes and senior secured loans were 10.7% and 10.9%, respectively, at March 31, 2006, and were 10.3% and 10.8%, respectively, at December 31, 2005. Yields are computed using interest rates and dividend yields as of the purchase date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the value of the respective investment when averaged.

At March 31, 2006, 94% of our long-term investments bear interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 6% bear interest at fixed rates. At December 31, 2005, more than 99% of our long-term investments bore interest based on floating rates.

Results of Operations

We commenced operations on July 25, 2005 and, therefore, there is no comparable period from the prior year with which to compare the results of operations for the three months ended March 31, 2006.

Operating Income

Investment income totaled $8,733,410 for the three months ended March 31, 2006, of which $4,311,775 was attributable to interest and amortization of upfront fees on senior secured loans, $4,125,906 to interest earned on short-term investments and cash equivalents, $143,811 to interest earned on subordinated debt/corporate notes, $151,918 to dividends received from closed-end funds and $102,000 to other income, primarily consent and commitment fees. As we continue to invest in longer-term investments, we expect that we will generate additional income at rates higher than those we received on our investments since our inception of operations, although there can be no assurance that we will achieve this objective.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were $2,053,421, consisting of $1,332,439 in management fees (net of management fee waivers of $1,332,439), $246,575 in administrative services expenses, $213,917 in professional fees, $77,957 in Investment Advisor expenses, $70,188 in director fees, $36,539 in insurance expenses, and $75,806 in other expenses. For the three months ended March 31, 2006, no incentive fee, or Carried Interest, amounts were paid or owed to the Investment Advisor.

Net Investment Income

Net investment income was $6,679,989 for the three months ended March 31, 2006.

Net Realized Loss

Net realized loss on investments of $405,166 for the three months ended March 31, 2006 resulted primarily from the disposition of two subordinated debt/corporate notes positions.

Net Unrealized Appreciation

For the three months ended March 31, 2006, the change in net unrealized appreciation was $846,233, which was comprised of an increase in net unrealized appreciation on investments of $834,193 and a decrease in net unrealized depreciation on cash equivalents of $12,040.

Net Increase in Net Assets Resulting From Operations

The net increase in net assets resulting from operations for the three months ended March 31, 2006 was $7,121,056.

Financial Condition, Liquidity and Capital Resources

On July 25, 2005, we completed a private placement of 35,366,589 shares of our Common Stock at a price of $15.00 per share. The net proceeds from the Offering of $529,333,799 consisted of cash of $109,615,859 and a contribution of short-term investments and cash equivalents of $419,717,940.

During the three months ended March 31, 2006, we generated cash primarily from cash flows from operations, including interest earned on senior secured loans and subordinated debt/corporate notes, as well as from temporary investments in cash equivalents and other high-quality debt investments that mature in one year or less. In the future, we may also fund a portion of our investments through borrowings from banks and issuances of senior securities. As a business development company, we are subject to regulations governing our operations that affect our ability to raise additional capital. In the future, we may also securitize a portion of our investments in senior secured loans or other assets.

At March 31, 2006, we had approximately $256.0 million in cash and cash equivalents and $80.6 million in other short-term investments that we intend to use in our operations.

Our primary uses of funds are investments in portfolio companies, payment of fees and other operating expenses and cash distributions to shareholders.

Our operating activities resulted in a net use of cash of $32,535,141 for the three months ended March 31, 2006, primarily due to the purchase of investments and the payment of management fees and other expenses.

Our financing activities resulted in the use of cash of $476,616 for the three months ended March 31, 2006, to pay the portion of dividends declared during the fiscal quarter that were not reinvested by shareholders. In addition, our non-cash financing activities consisted of $13,761,920 of dividend distributions reinvested.

On March 8, 2006, our Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of our Common Stock to certain existing and future employees of the Investment Advisor at a price per share equal to the greater of $15.00 or our most recently determined net asset value per share at the time of sale. Pursuant to this authorization, on April 1, 2006 we agreed to issue and sell 54,000 shares of Common Stock for aggregate proceeds of $810,000 to certain employees of the Investment Advisor.

Off-Balance Sheet Financing

At March 31, 2006, we had a $3.5 million commitment outstanding to fund a senior secured loan. We have no other off-balance sheet contractual obligations or arrangements.

Dividends

We intend to distribute quarterly dividends to our shareholders. Our quarterly dividends, if any, will be determined by our Board of Directors. On December 22, 2005, we declared an initial dividend of $0.20 per share. On March 8, 2006, we declared a dividend of $0.20 per share for the first quarter of 2006 and, on May 9, 2006, we declared a dividend of $0.23 per share for the second quarter of 2006. Because of our limited operating history, these are the only dividends to date that we have declared on our Common Stock.

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the three months ended March 31, 2006, these fees totaled $327,500.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2006, 94% of our long-term investments bear interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. In addition, at March 31, 2006, 61% of our investment assets consist of high quality short-term investments and cash equivalents.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our March 31, 2006 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $602,000 in the value of our net assets at March 31, 2006.

While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2006, we did not engage in any hedging activities.


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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party in any material pending legal proceeding, and no such proceedings are known to be contemplated.

Item 1A.  Risk Factors

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not required.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)  Exhibits.

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


                                          BLACKROCK KELSO CAPITAL CORPORATION


Date:  May 10, 2006                       By: /s/ James R. Maher
                                              -----------------------
                                              James R. Maher
                                              Chief Executive Officer


Date:  May 10, 2006                       By: /s/ Frank D. Gordon
                                              -----------------------
                                              Frank D. Gordon
                                              Chief Financial Officer