Form 10-Q
period 2006-06-30
BlackRock Kelso Capital CORP
filed 2006-08-11
CIK 1326003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________

                        Commission file number 000-51327

                      BlackRock Kelso Capital Corporation
                      -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                     20-2725151
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

40 East 52nd Street, New York, New York                         10022
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code   212-810-5800
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

     The number of shares of the Registrant's common stock, $.001 par value per share, outstanding at August 10, 2006, was 36,893,977.

                      BLACKROCK KELSO CAPITAL CORPORATION

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

                               Table of Contents

                     INDEX                                             PAGE NO.
                     -----                                             --------

PART I.              FINANCIAL INFORMATION

        Item 1.      Financial Statements
                     Statements of Assets and Liabilities as of
                     June 30, 2006  (unaudited) and December 31, 2005       4

                     Statements of Operations (unaudited) for the
                     three and six months ended June 30, 2006               5

                     Statement of Changes in Net Assets (unaudited)         6
                     for the six months ended June 30, 2006

                     Statement of Cash Flows (unaudited) for
                     the six months ended June 30, 2006                     7

                     Schedules of Investments as of June 30, 2006
                     (unaudited) and December 31, 2005                      8

                     Notes to Financial Statements (unaudited)             15

        Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   21

        Item 3.      Quantitative and Qualitative Disclosures about
                     Market Risk                                           25

        Item 4.      Controls and Procedures                               25

PART II.             OTHER INFORMATION

        Item 1.      Legal Proceedings                                     26
        Item 1A.     Risk Factors                                          26
        Item 2.      Unregistered Sales of Equity Securities and
                     Use of Proceeds                                       26
        Item 3.      Defaults Upon Senior Securities                       26
        Item 4.      Submission of Matters to a Vote of Security Holders   26
        Item 5.      Other Information                                     26
        Item 6.      Exhibits                                              27

SIGNATURES                                                                 28

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

PART I.  FINANCIAL INFORMATION

In this Quarterly Report, "Company", "we", "us" and "our" refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.  Financial Statements.


                                           BLACKROCK KELSO CAPITAL CORPORATION
                                          STATEMENTS OF ASSETS AND LIABILITIES

                                                                           JUNE 30, 2006
                                                                            (UNAUDITED)              DECEMBER 31, 2005
                                                                          --------------------   ------------------------

ASSETS:
Cash and cash equivalents (amortized cost of $123,522,867 and
  $288,984,387)                                                            $      123,522,867          $     288,972,347
Investments, at fair value (amortized cost of $451,148,550 and
  $250,184,074)                                                                   453,205,721                250,436,350
Receivable for investments sold                                                             -                    996,250
Interest receivable                                                                 3,710,392                  1,656,131
Dividends receivable                                                                   32,378                          -
Other assets                                                                          143,583                    165,363
                                                                          --------------------       -------------------
Total Assets                                                               $      580,614,941          $     542,226,441
                                                                          ====================       ====================

LIABILITIES:

Payable to custodian                                                       $       17,348,239          $               -
Payable for investments purchased                                                   6,247,500                  4,198,296
Dividend distribution payable                                                          19,832                  7,073,318
Legal fees (offering costs) payable                                                   584,453                    587,080
Management fees payable                                                               453,573                    455,329
Accrued administrative services expenses                                              967,726                    508,950
Other accrued expenses and payables                                                   612,673                    698,619
                                                                          --------------------       --------------------
Total Liabilities                                                                  26,233,996                 13,521,592
                                                                          --------------------       --------------------

NET ASSETS:
Common stock, par value $.001 per share, 40,000,000 common shares
authorized, 36,893,977 and 35,366,589 issued and outstanding                           36,894                     35,367
Paid-in capital in excess of par                                                  552,207,075                529,298,432
Undistributed (distributions in excess of) net investment income                      281,509                   (870,327)
Accumulated net realized (loss) gain                                                 (201,704)                     1,141
Net unrealized appreciation                                                         2,057,171                    240,236
                                                                          --------------------       --------------------
Total Net Assets                                                                  554,380,945                528,704,849
                                                                          --------------------       --------------------
Total Liabilities and Net Assets                                           $      580,614,941          $     542,226,441
                                                                          ====================       ====================

Net Asset Value Per Share                                                  $            15.03          $           14.95
                                                                          ====================       ====================






                       The accompanying notes are an integral part of these financial statements.



                                           BLACKROCK KELSO CAPITAL CORPORATION
                                          STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                   ENDED                      ENDED
                                                               JUNE 30, 2006              JUNE 30, 2006
                                                            --------------------      -------------------
   INVESTMENT INCOME:
   Interest income                                             $     11,963,082        $    20,442,574
   Dividend income                                                      161,419                313,337
   Other income                                                          20,134                122,134
                                                            --------------------     ------------------
   Total investment income                                           12,144,635             20,878,045
                                                            --------------------     ------------------

   EXPENSES:
   Management fees                                                    2,734,456              5,399,334
   Administrative services                                              291,762                580,107
   Professional fees                                                    106,082                319,999
   Investment Advisor expenses                                          203,179                281,136
   Director fees                                                         86,873                157,061
   Insurance                                                             46,566                 83,105
   Other                                                                 45,651                 79,687
                                                            --------------------     ------------------
            Expenses before management fee waiver                     3,514,569              6,900,429
   Management fee waiver                                             (1,367,361)            (2,699,800)
                                                            --------------------     ------------------
            Net expenses                                              2,147,208              4,200,629
                                                            --------------------     ------------------

   NET INVESTMENT INCOME                                              9,997,427             16,677,416
                                                            --------------------     ------------------

   REALIZED AND UNREALIZED GAIN (LOSS):
   Net realized gain (loss) on investments                              202,321              (202,845)
                                                            --------------------     ------------------
   Net change in unrealized appreciation (depreciation):
            Investments                                                 970,702              1,804,895
            Cash equivalents                                                  -                 12,040
                                                            --------------------     ------------------
   Net change in unrealized appreciation                                970,702              1,816,935
                                                            --------------------     ------------------
            Net realized and unrealized gain                          1,173,023              1,614,090
                                                            --------------------     ------------------

   NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS        $     11,170,450        $    18,291,506
                                                            ====================     ==================

   Earnings Per Share                                          $           0.31        $          0.51
                                                            ====================     ==================

   Basic and Diluted Weighted-Average Shares Outstanding             36,345,171             36,017,156











                       The accompanying notes are an integral part of these financial statements.



                                           BLACKROCK KELSO CAPITAL CORPORATION
                                     STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2006


         NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:

         Net investment income                                                           $     16,677,416
         Net change in unrealized appreciation                                                  1,816,935
         Net realized loss on investments                                                        (202,845)
                                                                                       -------------------
                  Net increase in net assets resulting from operations                         18,291,506
                                                                                       -------------------

         DIVIDENDS TO SHAREHOLDERS FROM NET INVESTMENT
           INCOME                                                                             (15,525,485)
                                                                                       -------------------

         CAPITAL SHARE TRANSACTIONS:
         Proceeds from shares sold                                                                810,000
         Reinvestment of dividends                                                             22,100,075
                                                                                       -------------------
                  Net increase in net assets resulting from capital share
                  transactions                                                                 22,910,075
                                                                                       -------------------
         TOTAL INCREASE IN NET ASSETS                                                          25,676,096
         Net assets at beginning of period                                                    528,704,849
                                                                                       -------------------

         Net assets at end of period                                                     $    554,380,945
                                                                                       ===================

         CAPITAL SHARE ACTIVITY:
         Shares issued from subscriptions                                                          54,000
         Shares issued from reinvestment of dividends                                           1,473,388
                                                                                       -------------------
                  Total increase in shares                                               $      1,527,388
                                                                                       ===================
         ACCUMULATED DISTRIBUTIONS:

         Undistributed net investment income                                             $        281,509
                                                                                       ===================












                       The accompanying notes are an integral part of these financial statements.



                                           BLACKROCK KELSO CAPITAL CORPORATION
                                           STATEMENT OF CASH FLOWS (UNAUDITED)
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2006

         OPERATING ACTIVITIES:

         Net increase in net assets resulting from operations                                $      18,291,506
         Adjustments to reconcile net increase in net assets resulting from operations
         to net cash used in operating activities:
         Proceeds from dispositions of short-term investments - net                                 24,990,928
         Purchases of long-term investments                                                       (260,908,244)
         Proceeds from principal repayments/dispositions of long-term investments                   35,363,676
         Net change in unrealized appreciation on investments                                       (1,804,895)
         Net realized loss on investments                                                              202,845
         Amortization of premium/discount - net                                                       (615,961)
         Decrease in receivable for investments sold                                                   996,250
         Increase in interest receivable                                                            (2,054,261)
         Increase in dividends receivable                                                              (32,378)
         Decrease in other assets                                                                       21,780
         Increase in payable for investments purchased                                               2,049,204
         Decrease in legal fees (offering costs) payable                                                (2,627)
         Decrease in management fees payable                                                            (1,756)
         Increase in accrued administrative services expenses                                          458,776
         Decrease in other accrued expenses and payables                                               (85,946)
                                                                                       ------------------------
             Net cash used in operating activities                                                (183,131,103)
                                                                                       ------------------------

         FINANCING ACTIVITIES:
         Increase in payable to custodian                                                           17,348,239
         Proceeds from capital subscriptions                                                           810,000
         Dividends paid - net of reinvestment                                                         (476,616)
                                                                                       ------------------------
         Net cash provided by financing activities                                                  17,681,623
                                                                                       ------------------------

         Net decrease in cash and cash equivalents                                                (165,449,480)

         Cash and cash equivalents, beginning of period                                            288,972,347
                                                                                       ------------------------
         Cash and cash equivalents, end of period                                            $     123,522,867
                                                                                       ========================

         Supplemental disclosure of non-cash financing activities:
         Dividend distributions reinvested                                                   $      22,100,075
                                                                                       ========================













                       The accompanying notes are an integral part of these financial statements.



                                             BLACKROCK KELSO CAPITAL CORPORATION
                                             SCHEDULES OF INVESTMENTS (UNAUDITED)
                                                        JUNE 30, 2006


                                                                                     Principal
                                                                                     Amount or
                                                                                     Number of                     Fair
Portfolio Company (a)                                           Industry            Shares/Units    Cost (b)       Value
---------------------                                           --------            ------------    --------       -----


SHORT-TERM INVESTMENTS - 14.8%
------------------------------
Asset-Backed Security - 2.7%
RACERS Trust, Series 2005-17-O, 5.21%
    (LIBOR + 0.02%/Q), 8/21/06, acquired 8/29/05 (c)     Asset-Backed Security    $  15,000,000   $ 15,000,000   $ 15,000,000
                                                                                  -------------------------------------------

Certificates of Deposit - 2.7%
DEFPA BANK plc, New York, 4.53%, 10/16/06                       Banking              15,000,000     15,000,000     14,948,577
                                                                                  -------------------------------------------

Commercial Paper - 8.3%
Morgan Stanley & Co. Incorporated, 5.39%, 8/4/06     Securities Broker and Dealer    26,000,000     26,000,000     26,000,000
Natexis Banques Populaires US Finance Co. LLC,
    4.56%, 7/31/06                                              Banking              20,000,000     19,924,083     19,924,083
                                                                                  -------------------------------------------
Total Commercial Paper                                                               46,000,000     45,924,083     45,924,083
                                                                                  -------------------------------------------

Master Notes - 1.1%
Citigroup Global Markets Inc., 4.63%, 8/25/06              Financial Services         6,000,000      6,000,000      6,000,000
                                                                                  -------------------------------------------
TOTAL SHORT-TERM INVESTMENTS                                                      $  82,000,000   $ 81,924,083   $ 81,872,660
                                                                                  ===============----------------------------

LONG-TERM INVESTMENTS - 66.9%
-----------------------------
Subordinated Debt / Corporate Notes - 1.6%
First Mercury Holdings, Inc., 13.17%
    (LIBOR + 8.00%/Q), 8/15/12, acquired 8/12/05 (c)           Insurance          $   1,800,000      1,784,239      1,854,000
U.S. Security Holdings, Inc., 13.00%, 5/8/14,
    acquired 5/10/06 (c)                                  Security Services           7,000,000      7,000,000      7,026,250
                                                                                  -------------------------------------------
Total Subordinated Debt / Corporate Notes                                         $   8,800,000      8,784,239      8,880,250
                                                                                  ===============----------------------------

Senior Secured Loans (d) - 64.0%
AGY Holding Corp., Second Lien, 12.50%
    (LIBOR + 7.00%), 4/7/13                              Glass Yarns/Fibers       $  10,000,000     10,000,000     10,150,000
ALM Media, Inc., Second Lien, 11.25%
    (LIBOR + 5.75%), 3/7/11                                    Publishing            39,750,000     39,752,286     39,978,563
Applied Tech Products Corp. et al., Tranche A,
    First Lien, 9.32% (LIBOR + 4.50%), 10/24/10          Plastic Packaging            4,251,515      4,222,979      4,222,979 (e)
Applied Tech Products Corp. et al., Tranche B,
    Second Lien, 13.82% (LIBOR + 9.00%), 4/24/11         Plastic Packaging            1,951,515      1,933,858      1,933,858 (e)
Applied Tech Products Corp. et al., Tranche C,
    Third Lien, 17.32% (LIBOR + 6.30% cash,
    6.20% PIK), 10/24/11                                 Plastic Packaging              715,236        625,010        625,010 (e)





                          The accompanying notes are an integral part of these financial statements.



                                             BLACKROCK KELSO CAPITAL CORPORATION
                                       SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                                        JUNE 30, 2006

                                                                                     Principal
                                                                                     Amount or
                                                                                     Number of                     Fair
Portfolio Company (a)                                           Industry            Shares/Units    Cost (b)       Value
---------------------                                           --------            ------------    --------       -----

Bare Escentuals Beauty, Inc., Second Lien, 12.43%
    (LIBOR + 7.00%), 2/18/13                                     Cosmetics        $  4,000,000    $  4,000,000  $   4,040,000
Benchmark Medical Holdings Inc., First Lien, 8.34%
    (LIBOR + 3.00%), 12/27/12                              Rehabilitation Centers    1,990,000       1,990,000      1,990,000
Benchmark Medical Holdings, Inc., Second Lien,
    12.06% (LIBOR + 7.00%), 6/27/13                        Rehabilitation Centers    9,000,000       9,000,000      9,000,000
Bushnell Performance Optics, First Lien, 8.32%
    (LIBOR + 3.00%), 8/19/11                                  Leisure Products         995,122         995,122      1,000,512
Cambridge International, Inc., Second Lien, 12.31%
    (LIBOR + 6.50%), 11/11/13                               Metal Conveyor Belts    20,500,000      20,298,814     20,295,000
Cannondale Bicycle Corporation, Second Lien, 12.35%
    (LIBOR + 7.00%), 6/5/10                                   Bicycles/Apparel      10,000,000      10,000,000     10,000,000 (e)
Champion Energy Corporation et al., First Lien, 10.50%
    (LIBOR + 5.00%), 6/29/11                             Heating and Oil Services   15,000,000      15,000,000     15,000,000 (e)
Champion Energy Corporation et al., Second Lien,
    16.00% (12.00% cash, 4.00% PIK), 6/30/12             Heating and Oil Services   20,000,000      19,700,000     19,700,000 (e)
Clean Earth Inc., Tranche B, First Lien, 7.98%
    (LIBOR + 2.75%), 10/17/11                             Environmental Services     1,462,521       1,462,521      1,466,177
Data Transmission Network Corporation, Second Lien,
    13.30% (LIBOR + 8.00%), 9/10/13                       Information Services       4,000,000       4,000,000      4,000,000
Delta Air Lines, Inc., Term Loan B, First Lien, 10.02%
    (LIBOR + 4.75%), 3/16/08                                      Airlines           1,000,000       1,000,000      1,020,313
Deluxe Entertainment Services Group Inc., Second Lien,
    13.75% (LIBOR + 8.25%), 7/28/11                           Entertainment         16,000,000      16,000,000     16,480,000
DynaVox Systems LLC, Term Loan B, First Lien,                Augmentative
    9.00% (LIBOR + 3.50%), 6/30/11                       Communication Products      3,500,000       3,474,006      3,500,000
DynaVox Systems LLC, Term Loan C, First Lien,                Augmentative
    10.50% (LIBOR + 5.00%), 12/13/11                     Communication Products      1,750,000       1,736,993      1,750,000
Eight O'Clock Coffee Company, First Lien, 8.13%
    (LIBOR + 3.00%), 11/14/11                             Coffee Distributor         2,705,357       2,705,357      2,705,357
Eight O'Clock Coffee Company, Second Lien, 12.13%
    (LIBOR + 7.00%), 11/14/12                             Coffee Distributor        12,000,000      12,000,000     12,180,000
Electrical Components International Holdings Company,
    Second Lien, 11.78% (LIBOR + 6.50%), 5/1/14               Electronics           20,000,000      20,000,000     20,050,000
Event Rentals, Inc., First Lien, 10.80% (LIBOR +
    5.25%), 11/17/11                                         Party Rentals          14,228,693      14,228,693     14,228,693 (e)
Event Rentals, Inc., Acquisition Loan,
    First Lien, 10.74% (LIBOR + 5.25%), 11/17/11             Party Rentals          17,225,000      17,225,000     17,225,000 (e)
Haggar Clothing Co., Second Lien, 12.28%
    (LIBOR + 7.00%), 11/1/11                                    Apparel              2,500,000       2,477,761      2,500,000
Heartland Automotive Services II Inc. et al.,
    Term Loan A, First Lien, 8.96% (LIBOR + 3.75%),
    2/27/12                                               Automobile Repair          6,864,375       6,857,437      6,898,697


                          The accompanying notes are an integral part of these financial statements.


                                             BLACKROCK KELSO CAPITAL CORPORATION
                                       SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                                        JUNE 30, 2006

                                                                                    Principal
                                                                                    Amount or
                                                                                    Number of                     Fair
Portfolio Company (a)                                           Industry           Shares/Units    Cost (b)       Value
---------------------                                           --------           ------------    --------       -----


Heartland Automotive Services II Inc. et al.,
    Acquisition Loan (Funded), First Lien, 9.11%,
    (LIBOR + 4.00%), 2/27/12                                Automobile Repair    $   1,740,000   $  1,740,000   $   1,740,000
Heartland Automotive Services II Inc. et al.,
    Acquisition Loan (Unfunded), First Lien, 0.75%,
    2/27/08                                                 Automobile Repair        1,260,000      1,260,000   $   1,260,000
HIT Entertainment, Inc., Second Lien, 10.58%
    (LIBOR + 5.50%), 2/26/13                                 Entertainment           1,000,000      1,000,000       1,005,000
Houghton International Inc., First Lien, 8.40%
    (LIBOR + 3.00%), 12/15/11                              Specialty Chemicals       4,919,444      4,919,444       4,950,191
International Radiology Group, L.L.C. et al., First
Lien,                                                     Healthcare Management
    10.00% (Base Rate + 1.75%), 6/30/11                         Services             5,000,000      4,950,039       5,000,000
International Radiology Group, L.L.C. et al., Second      Healthcare Management
    Lien, 13.75% (Base Rate + 5.50%), 6/30/12                   Services            10,000,000      9,900,046      10,000,000
MacAndrews Deluxe Holdings LLC, First
Lien,                  13.00%, 7/28/11                        Entertainment         14,000,000     14,000,000      14,105,000
Precision Parts International Services Corp. et al.,
    First Lien, 8.81% (LIBOR + 3.75%), 9/30/11              Automotive Parts         2,985,000      2,985,000       2,977,538
Prism Business Media Holdings, Inc., Second Lien,
    11.13% (LIBOR + 6.00%), 9/30/13                       Information Services      11,000,000     10,990,669      10,835,000
Professional Paint, Inc., Second Lien, 11.38%
    (LIBOR + 5.75%), 5/31/13                               Paint and Coatings       16,000,000     16,000,000      16,160,000
QTC Acquisition Inc., Second Lien, 11.85%
    (LIBOR + 6.50%), 5/10/13                             Disability Evaluations     10,000,000     10,000,000      10,000,000
Robertson Aviation, L.L.C., First Lien, 9.04%
    (LIBOR + 3.50%), 4/19/13                              Aviation Fuel Systems      5,000,000      4,987,500       5,025,000
United Subcontractors, Inc., Second Lien, 11.95%
    (LIBOR + 7.25%), 6/27/13                           Building and Construction    10,000,000     10,000,000       9,950,000
US Investigations Services, Inc., Tranche B, First
Lien,
    7.92% (LIBOR + 2.50%), 10/14/12                      Investigative Services      1,973,197      1,973,197       1,968,264
US Investigations Services, Inc., Tranche C, First
Lien,
    7.92% (LIBOR + 2.50%), 10/14/12                      Investigative Services        741,803        741,803         739,949
Wastequip, Inc., Second Lien, 11.00%
    (LIBOR + 5.50%), 7/15/12                                 Waste Treatment           500,000        500,000         500,000
Wembley, Inc., Second Lien, 8.74%
    (LIBOR + 3.75%), 8/23/12                                     Gaming              1,000,000      1,000,000       1,005,833
Westward Dough Operating Company, LLC, Term
    Loan A, First Lien, 9.51% (LIBOR + 4.00%),
    3/30/11                                                   Restaurants            8,000,000      8,000,000       8,000,000 (e)
Westward Dough Operating Company, LLC, Term
    Loan B, First Lien, 12.51% (LIBOR + 7.00%),
    3/30/11                                                    Restaurants           8,000,000      8,000,000       8,000,000 (e)
                                                                                 ------------------------------------------------
Total Senior Secured Loans                                                       $ 354,508,778    353,633,535     355,161,934
                                                                                 =================-------------------------------

                          The accompanying notes are an integral part of these financial statements.



                                             BLACKROCK KELSO CAPITAL CORPORATION
                                       SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                                        JUNE 30, 2006

                                                                        Principal
                                                                        Amount or
                                                                        Number of                           Fair
Portfolio Company (a)                               Industry           Shares/Units       Cost (b)          Value
---------------------                               --------           ------------      --------           -----


Closed-End Funds - 1.4%
Eaton Vance Floating-Rate Income Trust             Closed-End Fund         175,000    $   2,988,407     $    3,171,000
Nuveen Floating Rate Income Fund                   Closed-End Fund          94,400        1,159,147          1,232,864
PIMCO Floating Rate Strategy Fund                  Closed-End Fund         170,000        2,997,026          3,224,900
                                                                                      --------------------------------
Total Closed-End Funds                                                                    7,144,580          7,628,764
                                                                                      --------------------------------

Equity Warrants - 0.0% (f)


ATEP Holdings, Inc., expire 10/24/15              Plastic Packaging            470                -                  - (e)
ATH Holdings, Inc., expire 10/24/15               Plastic Packaging            470                -                  - (e)
ATPP Holdings, Inc., expire 10/24/15              Plastic Packaging            470           90,112             90,112 (e)
ATPR Holdings, Inc., expire 10/24/15              Plastic Packaging            470                -                  - (e)
Champion Energy Corporation, expire 6/29/16   Heating and Oil Services      15,900          300,000            300,000 (e)
                                                                                     ---------------------------------
Total Equity Warrants                                                                       390,112            390,112
                                                                                     ---------------------------------

TOTAL LONG-TERM  INVESTMENTS
INCLUDING UNEARNED INCOME                                                               369,952,466        372,061,060

UNEARNED INCOME - (0.1)%                                                                   (727,999)          (727,999)
                                                                                     ----------------------------------
TOTAL LONG-TERM  INVESTMENTS                                                            369,224,467        371,333,061
                                                                                     ----------------------------------

TOTAL INVESTMENTS - 81.7%                                                               451,148,550        453,205,721
                                                                                    ==============---------------------

OTHER ASSETS & LIABILITIES (NET) - 18.3%                                                                   101,175,224
                                                                                                        ---------------

NET ASSETS - 100.0%                                                                                     $  554,380,945
                                                                                                        ===============


----------------

(a)  None of our portfolio companies are "controlled" or "affiliated" as defined in the Investment Company Act of 1940.

(b)  Represents amortized cost for fixed income securities and unearned income, and cost for closed-end funds and equity warrants.

(c)  These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 4.3% of net assets at June 30, 2006.

(d)  Approximately 90% of the senior secured loans to our portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal
     Funds Rate or the Prime Rate), at the borrower's option. Additionally, the borrower under a senior secured loan generally has the option to select from interest rate reset periods of one, two, three or six months and may alter that selection at the end of any reset period. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(e)  Fair value of this investment determined by or under the direction of our Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $98,597,653, or 17.8% of net assets, at June
     30, 2006.

(f)  Equity warrants are non-income producing securities.




                       The accompanying notes are an integral part of these financial statements.


                                           BLACKROCK KELSO CAPITAL CORPORATION
                                                SCHEDULES OF INVESTMENTS
                                                    DECEMBER 31, 2005

                                                                        Principal
                                                                        Amount or
                                                                        Number of                          Fair
Portfolio Company (a)                               Industry           Shares/Units      Cost (b)          Value
---------------------                               --------           ------------      --------          -----

SHORT-TERM INVESTMENTS - 20.1%
Asset-Backed Security - 2.8%
RACERS Trust, Series 2005-17-O, 4.39%
    (LIBOR + 0.02%/Q), 8/21/06,
    acquired 8/29/05 (d)                      Asset-Backed Security   $   15,000,000   $   15,000,000    $   15,006,300
                                                                      -------------------------------------------------

Certificates of Deposit - 5.7%
DEFPA BANK plc, New York, 4.53%, 10/16/06          Banking                15,000,000       15,000,000        14,961,713
Washington Mutual Bank N.A., 4.46%, 3/28/06        Banking                15,000,000       15,000,000        14,999,820
                                                                      -------------------------------------------------
Total Certificates of Deposit                                             30,000,000       30,000,000        29,961,533
                                                                      -------------------------------------------------

Commercial Paper - 11.6%
Barclays US Funding Corp., 4.24%, 2/3/06           Banking                 26,000,000      25,900,019       25,900,019
BNP Paribas (Canada), 3.83%, 1/24/06               Banking                  1,500,000       1,496,397        1,496,397
Credit Suisse First Boston USA, Inc.,           Securities Broker
    3.83%, 1/27/06                                 and Dealer               8,000,000       7,978,626        7,978,626
Morgan Stanley & Co. Incorporated,              Securities Broker
    4.08%, 8/4/06                                  and Dealer              26,000,000      26,000,000       26,003,120
                                                                      ------------------------------------------------
Total Commercial Paper                                                     61,500,000      61,375,042       61,378,162
                                                                      -------------------------------------------------

TOTAL SHORT-TERM INVESTMENTS                                          $   106,500,000     106,375,042      106,345,995
                                                                      =================--------------------------------

LONG-TERM INVESTMENTS - 27.3%
Subordinated Debt / Corporate Notes - 1.3%
First Mercury Holdings, Inc., 12.33%
    (LIBOR + 8.00%/Q), 8/15/12,
    acquired 8/12/05 (d)                            Insurance         $     1,800,000       1,782,965        1,831,500
InSight Health Services Corp., 9.17%
    (LIBOR + 5.25%/Q), 11/1/11,
    acquired 9/16/05 (d)                       Diagnostic Imaging           2,500,000       2,488,066        2,375,000
Select Medical Holdings Corporation, 9.93%
    (LIBOR + 5.75%/S), 9/15/15,
    acquired 9/15/05 (d)                       Specialty Hospitals          2,500,000       2,500,000        2,512,500
                                                                      -------------------------------------------------
Total Subordinated Debt / Corporate Notes                             $     6,800,000       6,771,031        6,719,000
                                                                      =================

Senior Secured Loans (e) - 24.8%
Applied Tech Products Corp. et al.,
    Tranche A, First Lien,  8.91%
    (LIBOR + 4.50%), 10/24/10                  Plastic Packaging      $     4,251,515       4,219,701        4,219,629 (f)
Applied Tech Products Corp. et al.,
    Tranche B, Second Lien, 13.41%
    (LIBOR + 9.00%), 4/24/11                   Plastic Packaging            1,951,515       1,932,040        1,932,000 (f)
Applied Tech Products Corp. et al.,
    Tranche C, Third Lien, 16.91%
    (LIBOR + 6.30% cash,
    6.20% PIK), 10/24/11                       Plastic Packaging              696,970         598,331          598,145 (f)
Benchmark Medical Holdings Inc.,
    First Lien, 9.00%
    (Base Rate + 1.75%), 12/27/12            Rehabilitation Centers         2,000,000       2,000,000        2,015,000
Benchmark Medical Holdings Inc.,
    Second Lien, 13.00% (Base Rate
    + 5.75%), 6/27/13                        Rehabilitation Centers         9,000,000       9,000,000        9,000,000
Bushnell Performance Optics, First
    Lien, 7.53% (LIBOR + 3.00%), 8/19/11        Leisure Products            1,000,000       1,000,000        1,012,469


                       The accompanying notes are an integral part of these financial statements.



                                           BLACKROCK KELSO CAPITAL CORPORATION
                                          SCHEDULES OF INVESTMENTS (continued)
                                                    DECEMBER 31, 2005

                                                                        Principal
                                                                        Amount or
                                                                        Number of                          Fair
Portfolio Company (a)                               Industry           Shares/Units      Cost (b)          Value
---------------------                               --------           ------------      --------          -----


Cannondale Bicycle Corporation, Second
    Lien, 11.53% (LIBOR + 7.00%), 6/5/10        Bicycles/Apparel       $   10,000,000    $   10,000,000    $   10,000,000 (f)
Champion Energy Corporation et al.,
    First Lien, 13.38% (LIBOR + 9.00%),          Heating and
    6/30/09                                      Oil Services              18,000,000        18,000,000        18,000,000 (f)
Clean Earth Inc., Tranche B, First Lien,
    7.39% (LIBOR + 3.00%), 10/17/11            Environmental Services       1,500,000         1,500,000         1,515,000
Delta Air Lines, Inc., Term Loan B,
    First Lien, 11.01%
    (LIBOR + 6.50%), 3/16/08                       Airlines                 1,000,000         1,000,000         1,036,750
Eight O'Clock Coffee Company,
    First Lien, 7.44%
    (LIBOR + 3.00%), 11/14/11                 Coffee Distributor            3,000,000         3,000,000         3,022,500
Eight O'Clock Coffee Company,
    Second Lien,  11.44%
    (LIBOR + 7.00%), 11/14/12                 Coffee Distributor           12,000,000        12,000,000        12,000,000
Event Rentals, Inc., First Lien, 9.94%
    (LIBOR + 5.25%), 11/17/11                    Party Rentals             14,454,545        14,454,545        14,454,545 (f)
Event Rentals, Inc., Acquisition
    Loan (Funded), First Lien, 9.92%
    (LIBOR + 5.25%), 11/17/11                    Party Rentals              9,847,159         9,847,159         9,847,159 (f)
Event Rentals, Inc., Acquisition Loan
    (Unfunded), First Lien, 0.50%, 11/18/07      Party Rentals              2,198,295         2,198,295         2,198,295 (f)
Haggar Clothing Co., Second Lien, 11.51%
    (LIBOR + 7.00%), 11/1/11                       Apparel                  2,500,000         2,500,000         2,500,000
The Hertz Corporation, Tranche B,
    First Lien, 8.50%                            Automobile and
    (Base Rate + 1.25%), 12/21/12               Equipment Rental            2,000,000         2,000,000         2,022,500
HIT Entertainment, Inc., Second Lien, 9.71%
    (LIBOR + 5.50%), 2/26/13                      Entertainment             1,000,000         1,000,000           990,000
Houghton International Inc., First Lien, 9.25%
    (Base Rate + 2.00%), 12/15/11              Specialty Chemicals          5,000,000         5,000,000         5,043,750
MD Beauty, Inc., Second Lien, 11.25%
    (LIBOR + 7.00%), 2/18/13                       Cosmetics                3,000,000         3,000,000         3,022,500
Metaldyne Corporation et al., First Lien, 8.58%
    (LIBOR + 4.50%), 12/31/09                    Automotive Parts             998,741           988,476         1,001,237
NTELOS Inc., Second Lien, 9.39%
    (LIBOR + 5.00%), 2/24/12                    Telecommunications          2,000,000         1,984,276         2,020,000
PBI Media, Inc., Second Lien, 10.24%
    (LIBOR + 6.00%), 9/30/13                    Information Services        6,000,000         5,990,032         5,940,000
Precision Parts International Services
    Corp. et al., First Lien, 7.98%
    (LIBOR + 3.75%), 9/30/11                    Automotive Parts            3,000,000         3,000,000         3,022,501
QTC Acquisition Inc., Second Lien, 10.84%
    (LIBOR + 6.50%), 5/10/13                  Disability Evaluations       10,000,000        10,000,000        10,075,000
US Investigations Services, Inc.,
    Tranche B, First Lien,
    7.00% (LIBOR + 2.50%), 10/14/12           Investigative Services        1,995,000         1,995,000         1,999,988
U.S. Security Holdings, Inc.,
    First Lien, 7.27%
    (LIBOR + 3.25%), 2/29/12                    Security Services             983,400           983,400           990,776
Wastequip, Inc., Second Lien, 10.53%
    (LIBOR + 6.00%), 7/15/12                    Waste Treatment               500,000           500,000           506,250
Wembley, Inc., Second Lien, 7.83%
    (LIBOR + 3.75%),  8/23/12                     Gaming                    1,000,000         1,000,000         1,006,250
                                                                       ---------------------------------------------------
Total Senior Secured Loans                                             $  130,877,140       130,691,255       130,992,244
                                                                       =================----------------------------------

                       The accompanying notes are an integral part of these financial statements.



                                           BLACKROCK KELSO CAPITAL CORPORATION
                                          SCHEDULES OF INVESTMENTS (continued)
                                                    DECEMBER 31, 2005

                                                                      Principal
                                                                      Amount or
                                                                      Number of                            Fair
Portfolio Company (a)                             Industry           Shares/Units        Cost (b)          Value
---------------------                             --------           ------------        --------          -----


Closed-End Funds - 1.4%
Eaton Vance Floating-Rate Income Trust             Closed-End Fund       175,000     $     2,988,408    $     2,952,250
Nuveen Floating Rate Income Fund                   Closed-End Fund        94,400           1,159,147          1,188,496
PIMCO Floating Rate Strategy Fund                  Closed-End Fund       170,000           2,997,026          3,036,200
                                                                                    -----------------------------------
Total Closed-End Funds                                                                     7,144,581          7,176,946
                                                                                    -----------------------------------

Equity Warrants - 0.0% (g)

ATEP Holdings, Inc., expire 10/24/15              Plastic Packaging          470                   -                  - (f)
ATH Holdings, Inc., expire 10/24/15               Plastic Packaging          470                   -                  - (f)
ATPP Holdings, Inc., expire 10/24/15              Plastic Packaging          470              90,114             90,114 (f)
ATPR Holdings, Inc., expire 10/24/15              Plastic Packaging          470                   -                  - (f)
                                                                                   ------------------------------------
Total Equity Warrants                                                                         90,114             90,114
                                                                                   ------------------------------------

TOTAL LONG-TERM INVESTMENTS
INCLUDING UNEARNED INCOME                                                                144,696,981        144,978,304

UNEARNED INCOME - (0.2)%                                                                    (887,949)          (887,949)
                                                                                   -------------------------------------

TOTAL LONG-TERM INVESTMENTS                                                              143,809,032        144,090,355
                                                                                   -------------------------------------

TOTAL INVESTMENTS - 47.4%                                                            $   250,184,074        250,436,350
                                                                                   =================-------------------

OTHER ASSETS & LIABILITIES (NET) - 52.6%                                                                    278,268,499
                                                                                                      ------------------

NET ASSETS - 100.0%                                                                                     $   528,704,849
                                                                                                      ==================

----------------

(a)  None of our portfolio companies are "controlled" or "affiliated" as defined in the Investment Company Act of 1940.

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

(e)  Approximately 98% of the senior secured loans to our portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal
     Funds Rate or the Prime Rate), at the borrower's option. Additionally, the borrower under a senior secured loan generally has the option to select from interest rate reset periods of one, two, three or six months and may alter that selection at the end of any reset period. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(f)  Fair value of this investment determined by or under the direction of our Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $60,451,938, or 11.4% of net assets, at
     December 31, 2005.

(g)  Equity warrants are non-income producing securities.


                       The accompanying notes are an integral part of these financial statements.


                      BLACKROCK KELSO CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   Organization

BlackRock Kelso Capital Corporation (the "Company") was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has filed an election to be treated as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the "Code"). The Company's investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company intends to invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

On July 25, 2005, the Company completed a private placement (the "Offering") of 35,366,589 shares of its common stock, par value $.001 per share (the "Common Stock"), at a price of $15.00 per share. Net proceeds from the Offering of $529,333,799 reflect the payment of a placement fee of $507,407 and legal fees and other offering costs of $657,639.

The accompanying interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim period, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company's financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 29, 2006.

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

                      BLACKROCK KELSO CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

         (4) The Audit Committee of the Board of Directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

         (5) The Board of Directors discusses valuations and determines the fair value of each investment in the ( portfolio in good faith based on the input of the Investment Advisor, the respective independent valuation firms and the Audit Committee.

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

(e) Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Interest income is not accrued if collection is deemed doubtful or the related investment is in default. For loans and debt securities with contractual payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the loan balance and which generally becomes due at maturity, PIK interest is not accrued if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Dividend income is recorded on the ex-dividend date. Expenses are recorded on an accrual basis.

                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


(f) Organizational costs of the Company were expensed as incurred. Offering costs were charged against paid-in capital.

(g) The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its shareholders which will relieve the Company from federal income and excise taxes. Therefore, no provision has been recorded for federal income or excise taxes.

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

(h) Dividends and distributions to common shareholders are recorded on the ex-date. The amount to be paid out as a dividend is determined by the Board of Directors. Recent dividends declared by the Company were as follows:


         Dividend Amount
      Per Share Outstanding         Ex-Date             Record Date            Pay Date
      ---------------------         -------             -----------            --------

             $0.20              December 29, 2005      December 31, 2005     January 31, 2006
             $0.20               March 29, 2006         March 15, 2006        March 31, 2006
             $0.23               June 28, 2006          June 15, 2006         June 30, 2006
             $0.30             September 13, 2006     September 15, 2006    September 29, 2006


     The Company has adopted a dividend reinvestment plan that provides for reinvestmen f of shareholders, unless a shareholder elects to receive cash. As a result, if thet of distributions on behal authorizes, and the Company declares, a cash dividend, then shareholders who have Board of Directors dividend reinvestment plan will have their cash dividends automatically reinvestednot "opted out" of the Common Stock, rather than receiving the cash dividends. in additional shares of

3.   Agreements and Related Party Transaction

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

                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


For the three and six months ended June 30, 2006, the Investment Advisor earned $1,367,095 and $2,699,534 in management fees, net of the waiver provision, from the Company.

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

Commencing on the Ramp-Up Date, the Company will pay to the Investment Advisor or its affiliates at the same time as, and not in advance of, any distributions in respect of the Company's Common Stock, (i) 50% of the amount by which the cumulative distributions and amounts distributable to the holders of the Common Stock of the Company exceed an 8% annualized rate of return on net asset value on the Ramp-Up Date until the Investment Advisor or its affiliates have received from the Company an amount equal to 20% of the sum of the cumulative amounts distributed pursuant to this paragraph and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company's Common Stock, and (ii) thereafter an amount equal to 20% of the sum of the amount distributed pursuant to this paragraph and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company's Common Stock. After the Public Market Event, if any, the amounts above will be measured and paid quarterly on a rolling four-quarter basis and will take into account any decrease in net unrealized depreciation during the measurement period to the extent such decrease did not exceed the net amount of capital depreciation at the beginning of such period and does not exceed the excess of cumulative realized capital gains over cumulative realized capital losses.

During the three and six months ended June 30, 2006, no Carried Interest amounts were earned by the Investment Advisor.

The Management Agreement provides that the Company will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to the Company. For the three and six months ended June 30, 2006, the Company incurred $203,179 and $281,136, respectively, for costs and expenses reimbursable to the Investment Advisor under the Management Agreement.

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

For the three and six months ended June 30, 2006, the Company incurred $249,316 and $495,891, respectively, for administrative services expenses payable to the Administrator under the Administration Agreement.

From time to time, the Investment Advisor or the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Investment Advisor or the Administrator, as the case may be, for such amounts paid on its behalf. Reimbursements to the Investment Advisor for the three and six months ended June 30, 2006 were $282,261 and $432,253, respectively, and reimbursements to the Administrator

                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)



for the three and six months ended June 30, 2006 were $2,594 and $27,494, respectively. An additional $1,009 in reimbursements remains payable to the Investment Advisor at June 30, 2006.

PFPC Inc. ("PFPC"), a subsidiary of PNC, provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of the Company's average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. PFPC may charge the Company additional fees for cash overdraft balances or for sweeping excess cash balances.

For the three months and six months ended June 30, 2006, the Company incurred $49,935 and $105,344, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements.

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

On March 8, 2006, the Company's Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of the Company's Common Stock to certain existing and future employees of the Investment Advisor at a price per share equal to the greater of $15.00 or the Company's most recently determined net asset value per share at the time of sale. Pursuant to this authorization, on April 1, 2006 the Company issued and sold in a private placement 54,000 shares of Common Stock for aggregate proceeds of $810,000 to certain employees of the Investment Advisor. On August 10, 2006, the Company's Board of Directors authorized the issuance and sale from time to time of an unlimited number of shares of the Company's Common Stock to the Investment Advisor at a price per share equal to the Company's most recently determined net asset value per share at the time of sale, such shares to be used by the Advisor for employee compensation purposes. Sales under both of the foregoing authorizations are expected to be exempt from the registration requirements of the Securities Act of 1933.

At June 30, 2006, the Investment Advisor beneficially owned indirectly approximately 766,000 shares of the Company's Common Stock, representing approximately 2.1% of the total shares outstanding. At June 30, 2006, other entities affiliated with the Administrator and PFPC beneficially owned indirectly approximately 2,426,000 shares of the Company's Common Stock, representing approximately 6.6% of the total shares outstanding. These percentages of total shares outstanding did not change appreciably from December 31, 2005. At June 30, 2006 and December 31, 2005, an entity affiliated with the Administrator and PFPC owned 36.5% of the members' interests of the Investment Advisor.

4.   Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2006.


                                                                           Three Months Ended      Six Months Ended
                                                                              June 30, 2006         June 30, 2006
                                                                              -------------         -------------

Numerator for basic and diluted net increase in net assets per share           $11,170,450           $18,291,506
Denominator for basic and diluted weighted average shares                       36,345,171            36,017,156

Basic/diluted net increase in net assets per share resulting from
operations                                                                        $0.31                 $0.51


                      BLACKROCK KELSO CAPITAL CORPORATION
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)


Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the periods because there were no common stock equivalents outstanding during such period.

5.   Purchases and Sales/Repayments of Investments

Excluding short-term investments, the Company's purchases and sales/repayments of investments for the three months ended June 30, 2006 totaled $188,254,574 and $29,107,373, respectively, and for the six months ended June 30, 2006 totaled $260,908,244 and $35,363,676, respectively.

6.   Commitments and Contingencies

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

7.   Financial Highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2006:

         Per Share Data:

         Net asset value, beginning of period                   $       14.95
                                                               ---------------
         Net investment income                                           0.46
         Net realized and unrealized gain                                0.05
                                                               ---------------
         Total from investment operations                                0.51
                                                               ---------------
         Less:  Dividends to shareholders from net
             investment income                                          (0.43)
                                                               ---------------
         Net change in net assets                                        0.08
                                                               ---------------
         Net asset value, end of period                         $       15.03
                                                               ===============

         Total return (1)(2)                                             3.42%

         Ratios / Supplemental Data:
         Ratio of expenses to average net assets (3)
             Before management fee waiver                                2.57%
             After management fee waiver                                 1.57%
         Ratio of net investment income
             to average net assets (3)                                   6.21%
         Net assets, end of period                              $ 554,380,945
         Portfolio turnover (2)                                            15%


         --------------
         (1) Total return is based on the change in net asset value per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

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

We have qualified and elected to be treated as a regulated investment company, or a RIC, under Subchapter M of the Code. To continue to qualify as a RIC, we must, among other things, continue to meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally have not had and will not have to pay corporate-level taxes on any income that we distribute to our shareholders.

Portfolio and Investment Activity

The second quarter was active. We believe this level of activity is a result of our expansive transaction network and growing team of investment professionals, as well as current market conditions. During the quarter ended June 30, 2006, we invested approximately $188.3 million across eight new and six existing portfolio companies. The new investments consisted primarily of senior loans secured by second liens ($141.6 million) and first liens ($39.3 million), and subordinated debt ($7.0 million). For the year-to-date period through June 30, 2006, we invested $260.9 million across 14 new and 7 existing portfolio companies.

During the quarter, we received proceeds from principal repayments/dispositions of approximately $29.1 million. The majority of that total represents a refinancing we completed for an existing portfolio company in which we restructured the terms and increased the amount of our investment, enabling the issuer to repay higher cost debt. For the year-to-date period through June 30, 2006, we received proceeds from principal repayments/dispositions of approximately $35.4 million.

At June 30, 2006, our net portfolio (investments plus cash and cash equivalents) of $577 million consisted of 35 portfolio companies and was invested 61% in senior secured loans, 2% in subordinated debt/corporate notes, 1% in publicly traded, floating rate closed-end funds, less than 1% in common stock/warrants and 36% in short-term investments (including cash and cash equivalents). Our average portfolio company investment by market value was approximately $10 million. Our largest portfolio company investment by market value was approximately $40 million and our five largest portfolio company investments by market value comprised approximately 26% of our net assets at June 30, 2006. At December 31, 2005, our net portfolio of $539 million consisted of 26 portfolio companies and was invested 25% in senior secured loans, 1% in subordinated debt/corporate notes, 1% in publicly traded, floating rate closed-end funds, less than 1% in common stock/warrants and 73% in short-term investments (including cash and cash equivalents).

Our weighted average yield on invested capital other than closed-end funds, short-term investments and cash equivalents was 11.4% at June 30, 2006 versus 10.9% at March 31, 2006 and 10.7% at December 31, 2005. The weighted average yield on our invested capital including closed-end funds, short-term investments and cash equivalents was 9.1% at June 30, 2006, versus 7.0% and 6.0% at March 31, 2006 and December 31, 2005, respectively. Net of expenses, such yields were 7.6% at June 30, 2006, 5.5% at March 31, 2006 and 4.4% at December 31, 2005. The weighted average yields on our subordinated debt/corporate notes and senior secured loans were 12.8% and 11.5%, respectively, at June 30, 2006 versus 10.7% and 10.9%, respectively, at March 31, 2006, and 10.3% and 10.8%, respectively, at December 31, 2005. Yields are computed using interest rates and dividend yields as of the purchase date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the value of the respective investment when averaged.

At June 30, 2006, 89% of our long-term investments bear interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 11% bear interest at fixed rates. At December 31, 2005, more than 98% of our long-term investments bore interest based on floating rates.

Results of Operations

We commenced operations on July 25, 2005 and, therefore, there is no comparable period from the prior year with which to compare the results of operations for the three and six months ended June 30, 2006.

Operating Results for the Three Months Ended June 30, 2006

Operating Income

Investment income totaled $12,144,635 for the three months ended June 30, 2006, of which $8,176,419 was attributable to interest and amortization of upfront fees on senior secured loans, $3,580,213 to interest earned on short-term investments and cash equivalents, $206,451 to interest earned on subordinated debt/corporate notes, $161,418 to dividends received from closed-end funds and $20,134 to other income. In connection with the successful completion of a refinancing for an existing portfolio company, during the three months ended June 30, 2006 we recognized $1,125,114 of unamortized upfront loan fees and prepayment fees as interest income attributable to senior secured loans. As we continue to invest in longer-term investments, we expect that we will generate additional income at rates higher than those we received on our investments since our inception of operations, although there can be no assurance that we will achieve this objective.

Operating Expenses

Net operating expenses for the three months ended June 30, 2006 were $2,147,208, consisting of $1,367,095 in management fees (net of management fee waiver of $1,367,361), $291,762 in administrative services expenses, $106,082 in professional fees, $203,179 in Investment Advisor expenses, $86,873 in director fees, $46,566 in insurance expenses, and $45,651 in other expenses. For the three months ended June 30, 2006, no incentive fee, or Carried Interest, amounts were paid or owed to the Investment Advisor.

Net Investment Income

Net investment income was $9,997,427 for the three months ended June 30, 2006.

Net Realized Gain

Net realized gain on investments of $202,321 for the three months ended June 30, 2006 resulted primarily from the disposition of one subordinated debt/corporate note position and one senior secured loan position.

Net Unrealized Appreciation

For the three months ended June 30, 2006, the change in net unrealized appreciation was $970,702, which was comprised of an increase in net unrealized appreciation on investments.

Net Increase in Net Assets Resulting From Operations

The net increase in net assets resulting from operations for the three months ended June 30, 2006 was $11,170,450.

Operating Results for the Six Months Ended June 30, 2006

Operating Income

Investment income totaled $20,878,045 for the six months ended June 30, 2006, of which $12,386,193 was attributable to interest and amortization of upfront fees on senior secured loans, $7,706,119 to interest earned on short-term investments and cash equivalents, $350,262 to interest earned on subordinated debt/corporate notes, $313,337 to dividends received from closed-end funds and $122,134 to other income. In connection with the successful completion of a refinancing for an existing portfolio company, during the six months ended June 30, 2006 we recognized $1,125,114 of unamortized upfront loan fees and prepayment fees as interest income attributable to senior secured loans. As we continue to invest in longer-term investments, we expect that we will generate additional income at rates higher than those we received on our investments since our inception of operations, although there can be no assurance that we will achieve this objective.

Operating Expenses

Net operating expenses for the six months ended June 30, 2006 were $4,200,629, consisting of $2,699,534 in management fees (net of management fee waiver of $2,699,800), $580,107 in administrative services expenses, $319,999 in professional fees, $281,136 in Investment Advisor expenses, $157,061 in director fees, $83,105 in insurance expenses, and $79,687 in other expenses. For the six months ended June 30, 2006, no incentive fee, or Carried Interest, amounts were paid or owed to the Investment Advisor.

Net Investment Income

Net investment income was $16,677,416 for the six months ended June 30, 2006.

Net Realized Loss

Net realized loss on investments of $202,845 for the six months ended June 30, 2006 resulted primarily from realized losses on the disposition of two subordinated debt/corporate notes positions, which were partially offset by realized gains on the disposition of one subordinated debt/corporate note position and one senior secured loan position.

Net Unrealized Appreciation

For the six months ended June 30, 2006, the change in net unrealized appreciation was $1,816,935, which was comprised of an increase in net unrealized appreciation on investments of $1,804,895 and a decrease in net unrealized depreciation on cash equivalents of $12,040.

Net Increase in Net Assets Resulting From Operations

The net increase in net assets resulting from operations for the six months ended June 30, 2006 was $18,291,506.

Financial Condition, Liquidity and Capital Resources

On July 25, 2005, we completed a private placement of 35,366,589 shares of our Common Stock at a price of $15.00 per share. The net proceeds from the Offering of $529,333,799 consisted of cash of $109,615,859 and a contribution of short-term investments and cash equivalents of $419,717,940.

On March 8, 2006, our Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of our Common Stock to certain existing and future employees of the Investment Advisor at a price per share equal to the greater of $15.00 or our most recently determined net asset value per share at the time of sale. Pursuant to this authorization, on April 1, 2006 we issued and sold in a private placement 54,000 shares of Common Stock for aggregate proceeds of $810,000 to certain employees of the Investment Advisor.

During the six months ended June 30, 2006, we generated cash primarily from cash flows from operations, including interest earned on senior secured loans and subordinated debt/corporate notes, as well as from temporary investments in cash equivalents and other high-quality debt investments that mature in one year or less. In the future, we may also fund a portion of our investments through borrowings from banks and issuances of senior securities. As a business development company, we are subject to regulations governing our operations that affect our ability to raise additional capital. In the future, we may also securitize a portion of our investments in senior secured loans or other assets.

At June 30, 2006, we had $123,522,867 in cash and cash equivalents and $81,872,660 in other short-term investments that we intend to use in our operations.

Our primary uses of funds are investments in portfolio companies, payment of fees and other operating expenses and cash distributions to shareholders.

Our operating activities resulted in a net use of cash of $183,131,103 for the six months ended June 30, 2006, primarily due to net purchases of investments.

Our financing activities resulted in the inflow of cash of $17,681,623 for the six months ended June 30, 2006, primarily due to temporary borrowings from our custodian. In addition, our non-cash financing activities consisted of $22,100,075 of dividend distributions reinvested.

Off-Balance Sheet Financing

At June 30, 2006, we had no off-balance sheet contractual obligations or arrangements.

Dividends

We intend to distribute quarterly dividends to our shareholders. Our quarterly dividends, if any, will be determined by our Board of Directors. Recent dividends declared by the Company were as follows:


       Dividend Amount
    Per Share Outstanding               Ex-Date                   Record Date                  Pay Date
    ---------------------               -------                   -----------                  --------
            $0.20                  December 29, 2005           December 31, 2005            January 31, 2006
            $0.20                    March 29, 2006              March 15, 2006              March 31, 2006
            $0.23                    June 28, 2006               June 15, 2006               June 30, 2006
            $0.30                  September 13, 2006          September 15, 2006          September 29, 2006

We have qualified and elected to be taxed as a regulated investment company, or RIC, under Subchapter M of the Code. To maintain our RIC status, we must distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

With respect to the dividends paid to shareholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to shareholders. For the three and six months ended June 30, 2006, these fees totaled $445,722 and $773,222, respectively.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2006, 89% of our long-term investments bear interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. In addition, at June 30, 2006, 36% of our net portfolio consists of high quality short-term investments and cash equivalents.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our June 30, 2006 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $1,800,000 in the value of our net assets at June 30, 2006.

While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2006, we did not engage in any hedging activities.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2006, we completed a private placement of 54,000 shares of our common stock, par value $.001 per share, for aggregate proceeds of $810,000, which were used for general corporate purposes. The placement was exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder for transactions not involving a public offering and based on the fact that the common stock was issued to accredited investors.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

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

         32 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.


(b)   Reports on Form 8-K.

         On August 10, 2006, we filed a current report on Form 8-K, pursuant to
Item 7.01 reporting the issuance of a press release announcing a fiscal third quarter dividend of $0.30 per share.

         On May 9, 2006, we filed a current report on Form 8-K, pursuant to
Item 7.01 reporting the issuance of a press release announcing a fiscal second quarter dividend of $0.23 per share.

         On March 8, 2006, we filed a current report on Form 8-K, pursuant to
Item 7.01 reporting the issuance of a press release announcing a fiscal first quarter dividend of $0.20 per share.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BLACKROCK KELSO CAPITAL CORPORATION


Date:  August 11, 2006                     By: /s/  James R. Maher
                                               -----------------------
                                                James R. Maher
                                                Chief Executive Officer


Date:  August 11, 2006                     By: /s/  Frank D. Gordon
                                               -----------------------
                                                Frank D. Gordon
                                                Chief Financial Officer