Form 10-Q
period 2006-09-30
BlackRock Kelso Capital CORP
filed 2006-11-14
CIK 1326003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _______________________ to ______________________

                        Commission file number 000-51327

                       BlackRock Kelso Capital Corporation
                       -----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                    20-2725151
--------------------------------------------------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

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

     The number of shares of the Registrant's common stock, $.001 par value per share, outstanding at November 13, 2006, was 37,627,405.

                       BLACKROCK KELSO CAPITAL CORPORATION

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                Table of Contents

               INDEX                                                    PAGE NO.
               -----                                                    --------

PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Statements of Assets and Liabilities                           4


               Statements of Operations (unaudited)                           5

               Statements of Changes in Net Assets (unaudited)                6

               Statements of Cash Flows (unaudited)                           7

               Schedules of Investments (unaudited)                           8

               Notes to Financial Statements (unaudited)                      16

     Item 2.   Management's  Discussion and Analysis of Financial Condition   23
               and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk     28

     Item 4.   Controls and Procedures                                        28


PART II.          OTHER INFORMATION

     Item 1.   Legal Proceedings                                              29

     Item 1A.  Risk Factors                                                   29

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    29

     Item 3.   Defaults Upon Senior Securities                                29

     Item 4.   Submission of Matters to a Vote of Security Holders            29

     Item 5.   Other Information                                              29

     Item 6.   Exhibits                                                       30



     SIGNATURES                                                               31

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

PART I.  FINANCIAL INFORMATION

In this Quarterly Report, "Company", "we", "us" and "our" refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.  Financial Statements.

                                             BLACKROCK KELSO CAPITAL CORPORATION
                                             STATEMENTS OF ASSETS AND LIABILITIES

                                                                              SEPTEMBER 30, 2006
                                                                                 (UNAUDITED)              DECEMBER 31, 2005
                                                                           -------------------------   ------------------------
ASSETS:
Cash and cash equivalents (amortized cost of $11,005,143 and  $288,984,387)        $     11,004,790          $     288,972,347
Investments, at fair value (amortized cost of $557,308,473 and $250,184,074)            559,518,512                250,436,350
Receivable for investments sold                                                           2,724,328                    996,250
Foreign currency, at fair value (cost of $119,714)                                          120,647                          -
Interest receivable                                                                       6,798,358                  1,656,131
Dividends receivable                                                                         12,250                          -
Unrealized appreciation on forward foreign currency contract                                113,698                          -
Other assets                                                                                101,389                    165,363
                                                                           -------------------------   ------------------------
Total Assets                                                                       $    580,393,972           $    542,226,441
                                                                           =========================   ========================

LIABILITIES:
Payable for investments purchased                                                  $      9,760,000           $      4,198,296
Dividend distribution payable                                                                     -                  7,073,318
Legal fees (offering costs) payable                                                               -                    587,080
Base management fees payable                                                              1,541,975                    455,329
Incentive management fees payable                                                         1,309,382                          -
Accrued administrative services expenses                                                  1,249,019                    508,950
Other accrued expenses and payables                                                         781,841                    698,619
                                                                           -------------------------   ------------------------
Total Liabilities                                                                        14,642,217                 13,521,592
                                                                           -------------------------   ------------------------

NET ASSETS:
Common stock, par value $.001 per share, 40,000,000 common shares
authorized, 37,627,405 and 35,366,589 issued and outstanding                                 37,627                     35,367
Paid-in capital in excess of par                                                        563,233,775                529,298,432
Undistributed (distributions in excess of) net investment income                            220,757                   (870,327)
Accumulated net realized (loss) gain                                                        (61,904)                     1,141
Net unrealized appreciation                                                               2,321,500                    240,236
                                                                           -------------------------   ------------------------
Total Net Assets                                                                        565,751,755                528,704,849
                                                                           -------------------------   ------------------------
Total Liabilities and Net Assets                                                   $    580,393,972          $     542,226,441
                                                                           =========================   ========================

Net Asset Value Per Share                                                          $          15.04          $           14.95
                                                                           =========================   ========================

   The accompanying notes are an integral part of these financial statements.

                                              BLACKROCK KELSO CAPITAL CORPORATION
                                             STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                             JULY 25, 2005*
                                                        THREE MONTHS ENDED       NINE MONTHS ENDED              THROUGH
                                                        SEPTEMBER 30, 2006       SEPTEMBER 30, 2006       SEPTEMBER 30, 2005**
                                                        ---------------------    ---------------------   -----------------------
INVESTMENT INCOME:
Interest income                                             $     14,999,584          $    35,442,158            $    3,599,086
Dividend income                                                      116,866                  430,203                         -
Other income                                                               -                  122,133                         -
                                                        ---------------------    ---------------------   -----------------------
Total investment income                                           15,116,450               35,994,494                 3,599,086
                                                        ---------------------    ---------------------   -----------------------

EXPENSES:
Base management fees                                               2,818,865                8,218,199                 1,976,340
Incentive management fees                                          1,309,382                1,309,382                         -
Administrative services                                              295,260                  875,367                   216,708
Organizational                                                             -                        -                   200,000
Professional fees                                                    211,224                  531,223                   126,216
Investment Advisor expenses                                          200,994                  482,130                   132,616
Director fees                                                         64,526                  221,587                   107,670
Insurance                                                             42,194                  125,299                    45,278
Other                                                                 62,089                  141,776                    53,543
                                                        ---------------------    ---------------------   -----------------------
         Expenses before management fee waiver                     5,004,534               11,904,963                 2,858,371
Management fee waiver                                               (895,428)              (3,595,228)                 (988,170)
                                                        ---------------------    ---------------------   -----------------------
         Net expenses                                              4,109,106                8,309,735                 1,870,201
                                                        ---------------------    ---------------------   -----------------------

NET INVESTMENT INCOME                                             11,007,344               27,684,759                 1,728,885
                                                        ---------------------    ---------------------   -----------------------

REALIZED AND UNREALIZED GAIN (LOSS):
Net realized gain (loss) on:
         Investments                                                 430,880                  228,035                         -
         Foreign currency                                           (291,079)                (291,079)                        -
                                                        ---------------------    ---------------------   -----------------------
Net realized gain (loss)                                             139,801                  (63,044)                        -
                                                        ---------------------    ---------------------   -----------------------
Net change in unrealized appreciation (depreciation):
         Investments                                                 150,051                1,954,946                   116,865
         Foreign currency translations                               114,631                  114,631                         -
         Cash equivalents                                               (353)                  11,687                   (47,505)
                                                        ---------------------    ---------------------   -----------------------
Net change in unrealized appreciation                                264,329                2,081,264                    69,360
                                                        ---------------------    ---------------------   -----------------------
         Net realized and unrealized gain                            404,130                2,018,220                    69,360
                                                        ---------------------    ---------------------   -----------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS        $     11,411,474          $    29,702,979            $    1,798,245
                                                        =====================    =====================   =======================

Earnings Per Share                                            $         0.31            $        0.82              $       0.05
                                                        =====================    =====================   =======================

Basic and Diluted Weighted-Average Shares Outstanding             36,901,928               36,315,321                35,366,589


      *  Inception of operations.
      ** Certain amounts have been reclassified to conform to the current period's presentation.


   The accompanying notes are an integral part of these financial statements.

                                            BLACKROCK KELSO CAPITAL CORPORATION
                                      STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                              NINE MONTHS                 JULY 25, 2005*
                                                                                  ENDED                      THROUGH
                                                                           SEPTEMBER 30, 2006           SEPTEMBER 30, 2005
                                                                        -----------------------      -----------------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income                                                          $    27,684,759               $    1,728,885
Net change in unrealized appreciation                                                2,081,264                       69,360
Net realized loss                                                                      (63,044)                           -
                                                                        -----------------------      -----------------------
    Net increase in net assets resulting from operations                            29,702,979                    1,798,245
                                                                        -----------------------      -----------------------

DIVIDENDS TO SHAREHOLDERS FROM NET INVESTMENT
  INCOME                                                                           (26,593,678)                           -
                                                                        -----------------------      -----------------------

CAPITAL SHARE TRANSACTIONS:
Proceeds from shares sold                                                              810,000                  530,498,845
Less offering costs                                                                          -                   (1,372,407)
Reinvestment of dividends                                                           33,127,605                            -
                                                                        -----------------------      -----------------------
    Net increase in net assets resulting from capital share transactions            33,937,605                  529,126,438

                                                                        -----------------------      -----------------------

TOTAL INCREASE IN NET ASSETS                                                        37,046,906                  530,924,683
Net assets at beginning of period                                                  528,704,849                            -
                                                                        -----------------------      -----------------------

Net assets at end of period                                                   $    565,751,755         $        530,924,683
                                                                        =======================      =======================

CAPITAL SHARE ACTIVITY:
Shares issued from subscriptions                                                        54,000                   35,366,589
Shares issued from reinvestment of dividends                                         2,206,816                            -
                                                                        -----------------------      -----------------------
    Total increase in shares                                                         2,260,816                   35,366,589
                                                                        =======================      =======================

ACCUMULATED DISTRIBUTIONS:
Undistributed net investment income                                            $      220,757                $    1,728,885
                                                                        =======================      =======================

             * Inception of operations.


   The accompanying notes are an integral part of these financial statements.

                                             BLACKROCK KELSO CAPITAL CORPORATION
                                             STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                              JULY 25, 2005*
                                                                                  NINE MONTHS ENDED              THROUGH
                                                                                 SEPTEMBER 30, 2006         SEPTEMBER 30, 2005
                                                                              ------------------------   -----------------------
OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                                 $     29,702,979           $     1,798,245
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from dispositions (purchases) of short-term investments - net                     76,990,928              (103,196,541)
Purchases of long-term investments                                                       (451,805,780)              (20,257,000)
Purchases of foreign currency - net                                                         (413,610)                         -
Proceeds from sales/repayments of long-term investments                                    68,720,921                         -
Net change in unrealized appreciation on investments                                       (1,954,946)                 (116,865)
Net change in unrealized appreciation on foreign currency translations                       (114,631)                        -
Net realized gain on investments                                                             (228,035)                        -
Net realized loss on foreign currency                                                         291,079                         -
Amortization of premium/discount - net                                                       (802,433)                 (489,747)
Increase in receivable for investments sold                                                (1,728,078)                        -
Increase in interest receivable                                                            (5,142,227)                 (187,253)
Increase in dividends receivable                                                              (12,250)                        -
Decrease (increase) in other assets                                                            63,974                  (122,332)
Increase in payable for investments purchased                                               5,561,704                 8,990,000
(Decrease) increase in legal fees (offering costs) payable                                   (587,080)                  800,000
Increase in base management fees payable                                                    1,086,646                   436,992
Increase in incentive management fees payable                                               1,309,382                         -
Increase in organization expenses payable                                                           -                   200,000
Increase in accrued administrative services expenses                                          740,069                   185,484
Increase in other accrued expenses and payables                                                83,222                   437,969
                                                                              ------------------------   -----------------------
    Net cash used in operating activities                                                (278,238,166)             (111,521,048)
                                                                              ------------------------   -----------------------

FINANCING ACTIVITIES:
Net proceeds from issuance of common stock:
    Cash                                                                                      810,000               109,408,498
    Contribution of short-term investments and cash equivalents                                     -               419,717,940
Dividends paid - net of reinvestment                                                         (539,391)                        -
                                                                              ------------------------   -----------------------
Net cash provided by financing activities                                                     270,609               529,126,438
                                                                              ------------------------   -----------------------

Net (decrease) increase in cash and cash equivalents                                     (277,967,557)              417,605,390

Cash and cash equivalents, beginning of period                                            288,972,347                         -
                                                                              ------------------------   -----------------------
Cash and cash equivalents, end of period                                             $     11,004,790          $    417,605,390
                                                                              ========================   =======================

Supplemental disclosure of non-cash financing activities:
Dividend distributions reinvested                                                    $     33,127,605             $          -
                                                                              ========================   =======================

                 * Inception of operations.



   The accompanying notes are an integral part of these financial statements.

                                         BLACKROCK KELSO CAPITAL CORPORATION
                                         SCHEDULES OF INVESTMENTS (UNAUDITED)
                                                   SEPTEMBER 30, 2006

                                                                             Principal
                                                                              Amount
                                                                                or
                                                                             Number of                           Fair
Portfolio Company (a)                                   Industry            Shares/Units        Cost (b)         Value
---------------------                                   --------           -------------- ----------------- -----------------
SHORT-TERM INVESTMENTS - 5.3%
-----------------------------
Commercial Paper - 3.5%

Morgan Stanley & Co. Incorporated, 5.30%,
    1/31/07                                   Securities Broker and Dealer $   20,000,000    $   20,000,000    $   20,012,800
                                                                           -------------- ----------------- -----------------

Master Notes - 1.8%

Citigroup Global Markets Inc., 5.45%,
    8/27/07                                        Financial Services          10,000,000        10,000,000        10,000,000
                                                                           -------------- ----------------- -----------------

                                                                           $   30,000,000        30,000,000        30,012,800
                                                                           ============== ----------------- -----------------

LONG-TERM INVESTMENTS - 93.6%
-----------------------------
Subordinated Debt / Corporate Notes - 11.9%

American Residential Services L.L.C., 15.00%
    (12.00% cash, 3.00% PIK), 9/28/13            HVAC/Plumbing Services    $   28,700,000        28,700,000        28,700,000 (e)
First Mercury Holdings, Inc., 13.41%
    (LIBOR + 8.00%/Q), 8/15/12, acquired
    8/12/05 (c)                                        Insurance                1,800,000         1,784,888         1,840,500
Lucite International Luxembourg Finance
    S.ar.l., PIK Loan, 12.11% PIK (EURIBOR
    + 9.00%/Q), 7/14/14                                Chemicals               13,000,000 (d)    16,002,896        16,205,339
Mattress Giant Corporation, 13.00%
    (11.00% cash, 2.00% PIK), 8/1/12               Bedding - Retail            13,667,000        13,534,135        13,667,000
U.S. Security Holdings, Inc., 13.00%
    (11.00% cash, 2.00% PIK), 5/8/14,
    acquired 5/10/06 (c)                           Security Services            7,000,000         7,000,000         7,017,500
                                                                                          ----------------- -----------------
Total Subordinated Debt / Corporate Notes                                                        67,021,919        67,430,339
                                                                                          ----------------- -----------------

Senior Secured Loans - 81.3% (f)

AGY Holding Corp., Second Lien, 12.32%
    (LIBOR + 7.00%), 4/7/13                        Glass Yarns/Fibers      $   10,000,000        10,000,000        10,150,000
ALM Media, Inc., Second Lien, 11.12%
    (LIBOR + 5.75%), 3/7/11                            Publishing              39,750,000        39,752,161        39,849,375
American Safety Razor Company, LLC, Second
    Lien, 11.72% (LIBOR + 6.25%), 1/30/14          Consumer Products           10,000,000        10,000,000        10,150,000
Applied Tech Products Corp. et al.,
    Tranche A, First Lien, 9.72% (LIBOR +
    4.50%), 10/24/10                               Plastic Packaging            4,251,515         4,224,645         4,224,645 (e)
Applied Tech Products Corp. et al.,
    Tranche B, Second Lien, 14.22% (LIBOR
    + 9.00%), 4/24/11                              Plastic Packaging            1,951,515         1,934,782         1,934,782 (e)
Applied Tech Products Corp. et al.,
    Tranche C, Third Lien, 17.72% (LIBOR +
    6.30% cash, 6.20% PIK), 10/24/11               Plastic Packaging              726,445           640,496           640,496 (e)
Bankruptcy Management Solutions, Inc.,
    Second Lien, 11.74% (LIBOR + 6.25%),
    7/31/13                                            Software                25,000,000        25,000,000        25,390,625
Bare Escentuals Beauty, Inc., Second Lien,
    14.25% (Base Rate + 6.00%), 2/18/13                Cosmetics                4,000,000         4,000,000         4,000,000



   The accompanying notes are an integral part of these financial statements.

                                               BLACKROCK KELSO CAPITAL CORPORATION
                                        SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                                       SEPTEMBER 30, 2006

                                                                               Principal
                                                                                Amount
                                                                                  or
                                                                               Number of                           Fair
Portfolio Company (a)                                     Industry            Shares/Units        Cost (b)         Value
---------------------                                     --------           -------------- ----------------- -----------------
Benchmark Medical Holdings Inc., First Lien,
    8.65% (LIBOR + 3.25%), 12/27/12                 Rehabilitation Centers       $ 1,990,000     $ 1,990,000    $ 1,930,300
Benchmark Medical Holdings, Inc., Second
    Lien, 12.06% (LIBOR + 7.00%), 6/27/13           Rehabilitation Centers         9,000,000       9,000,000      8,730,000
Cambridge International, Inc., Second Lien,
    11.87% (LIBOR + 6.50%), 11/11/13                 Metal Conveyor Belts         20,500,000      20,305,770     20,295,000
Cannondale Bicycle Corporation, Second Lien,
    12.37% (LIBOR + 7.00%), 6/5/10                     Bicycles/Apparel           10,000,000      10,000,000     10,000,000 (e)
Champion Energy Corporation et al., First
    Lien, 10.37% (LIBOR + 5.00%), 6/29/11          Heating and Oil Services       15,000,000      15,000,000     15,000,000 (e)
Champion Energy Corporation et al., Second
    Lien, 16.00% (12.00% cash, 4.00% PIK),
    6/30/12                                        Heating and Oil Services       20,002,222      19,715,218     19,715,218 (e)
Data Transmission Network Corporation,
    Second Lien, 13.39% (LIBOR + 8.00%),
    9/10/13                                          Information Services          4,000,000       4,000,000      4,000,000
Delta Air Lines, Inc., Term Loan B, First
    Lien, 10.02% (LIBOR + 4.75%), 3/16/08                  Airlines                1,000,000       1,000,000      1,020,163
Deluxe Entertainment Services Group Inc.,
    Second Lien, 13.62% (LIBOR + 8.25%),
    7/28/11                                             Entertainment             16,000,000      16,000,000     16,460,000
DynaVox Systems LLC, Term Loan B, First Lien,            Augmentative
    9.00% (LIBOR + 3.50%), 6/30/11                  Communication Products         3,491,250       3,466,478      3,491,250
DynaVox Systems LLC, Term Loan C, First Lien,            Augmentative
    10.50% (LIBOR + 5.00%), 12/13/11                Communication Products         1,750,000       1,737,594      1,750,000
Electrical Components International Holdings
    Company, Second Lien, 11.78% (LIBOR +
    6.50%), 5/1/14                                       Electronics              20,000,000      20,000,000     20,100,000
Event Rentals, Inc., First Lien, 10.77%
    (LIBOR + 5.25%), 11/17/11                           Party Rentals             14,115,767      14,115,767     14,115,767 (e)
Event Rentals, Inc., Acquisition Loan,
    First Lien, 10.74% (LIBOR + 5.25%),
    11/17/11                                            Party Rentals             19,423,598      19,423,598     19,423,598 (e)
Facet Technologies, LLC, Second Lien, 12.33%
    LIBOR + 7.00%), 1/26/12                            Medical Devices            27,000,000      27,000,000     27,000,000 (e)

Fitness Together Franchise Corporation,
    First Lien, 11.75% (LIBOR + 6.25%),
    7/14/12                                            Personal Fitness           13,900,000      13,630,573     13,630,573 (e)
Gleason Corporation, Second Lien, 10.97%
    (LIBOR + 5.50%), 12/30/13                     Gear Production Machinery       16,000,000      16,000,000     16,180,000
Haggar Clothing Co., Second Lien, 12.28%
    (LIBOR + 7.00%), 11/1/11                               Apparel                 2,500,000       2,478,811      2,500,000
Heartland Automotive Services II Inc. et al.,
    Term Loan A, First Lien, 9.16% (LIBOR +
    3.75%), 2/27/12                                   Automobile Repair            6,755,662       6,749,138      6,789,441
Heartland Automotive Services II Inc. et al.,
    Acquisition Loan (Funded), First Lien,
    9.51%, (LIBOR + 4.00%), 2/27/12                   Automobile Repair            1,740,000       1,740,000      1,740,000
Heartland Automotive Services II Inc. et al.,
    Acquisition Loan (Unfunded), First Lien,
    0.75%, 2/27/08                                    Automobile Repair            1,260,000       1,260,000      1,260,000



                     The accompanying notes are an integral part of these financial statements.

                                           BLACKROCK KELSO CAPITAL CORPORATION
                                    SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                                   SEPTEMBER 30, 2006

                                                                                   Principal
                                                                                    Amount
                                                                                      or
                                                                                    Number
                                                                                      of                             Fair
Portfolio Company (a)                                        Industry             Shares/Units     Cost (b)          Value
-----------------                                            --------            -------------   -------------  --------------
HIT Entertainment, Inc., Second Lien, 10.83%
    (LIBOR + 5.50%), 2/26/13                               Entertainment         $   1,000,000   $   1,000,000  $   1,005,000
International Radiology Group, L.L.C. et al., First    Healthcare Management
Lien, 8.58% (LIBOR + 3.25%), 6/30/11                         Services                4,960,227       4,913,151      4,960,227
International Radiology Group, L.L.C. et al.,          Healthcare Management
    Second Lien, 12.33% (LIBOR + 7.00%), 6/30/12             Services               10,000,000       9,904,243     10,000,000
MacAndrews Deluxe Holdings LLC, First Lien,
    13.00%, 7/28/11                                        Entertainment            14,000,000      14,000,000     14,105,000
Oriental Trading Company, Inc., Second Lien, 11.47%     Party Supplies and
    (LIBOR + 6.00%), 1/31/14                                 Novelties               3,000,000       3,000,000      2,997,501
Precision Parts International Services Corp. et al.,
    First Lien, 9.14% (LIBOR + 3.75%), 9/30/11           Automotive Parts            4,927,500       4,927,500      4,927,500
Premier Yachts, Inc. et al., Term A, First Lien
    9.08% (LIBOR + 3.75%), 8/22/12                     Entertainment Cruises         7,944,588       7,905,609      7,904,865
Premier Yachts, Inc. et al., Term B, First Lien,
    12.33% (LIBOR + 7.00%), 8/22/13                    Entertainment Cruises         1,750,000       1,741,390      1,741,250
Prism Business Media Holdings, Inc., Second Lien,
    11.49% (LIBOR + 6.00%), 9/30/13                    Information Services         11,000,000      10,990,237     10,972,500
Professional Paint, Inc., Second Lien, 11.38%
    (LIBOR + 5.75%), 5/31/13                            Paint and Coatings          16,000,000      16,000,000     16,120,000
QTC Acquisition Inc., Second Lien, 11.82%
    (LIBOR + 6.50%), 5/10/13                          Disability Evaluations        23,000,000      22,937,877     23,000,000
Robertson Aviation, L.L.C., First Lien, 9.14%
    (LIBOR + 3.50%), 4/19/13                           Aviation Fuel Systems         4,850,481       4,838,765      4,874,733
Stolle Machinery Company, LLC, Second Lien, 11.37%
    (LIBOR + 6.00%), 9/29/13                             Canning Machinery           8,500,000       8,500,000      8,569,063
United Subcontractors, Inc., Second Lien, 12.86%
    (LIBOR + 7.25%), 6/27/13                         Building and Construction      10,000,000      10,000,000      9,950,000
Wastequip, Inc., Second Lien, 10.82%
    (LIBOR + 5.50%), 7/15/12                              Waste Treatment              500,000         500,000        505,000
Wembley, Inc., Second Lien, 9.70%
    (LIBOR + 4.25%), 8/23/12                                  Gaming                 1,000,000       1,000,000      1,008,750
Westward Dough Operating Company, LLC, Term
    Loan A, First Lien, 9.37% (LIBOR + 4.00%),
    3/30/11                                                 Restaurants              8,000,000       8,000,000      8,000,000 (e)
Westward Dough Operating Company, LLC, Term
    Loan B, First Lien, 12.37% (LIBOR + 7.00%),
    3/30/11                                                 Restaurants              8,000,000       8,000,000      8,000,000 (e)
                                                                                 -------------   -------------  --------------
Total Senior Secured Loans                                                       $ 459,540,770     458,323,803    460,112,622
                                                                                 =============   -------------  --------------

Preferred Stock - 0.2%

Facet Holdings Corp., Class A, 12.00% PIK                 Medical Devices                  900         900,000        900,000 (e)
Fitness Together Holdings, Inc., Series A, 8.00% PIK     Personal Fitness              187,500         187,500        187,500 (e)
                                                                                                 -------------   --------------
Total Preferred Stock                                                                                1,087,500       1,087,500
                                                                                                 -------------   --------------


                     The accompanying notes are an integral part of these financial statements.

                                       BLACKROCK KELSO CAPITAL CORPORATION
                                SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                                               SEPTEMBER 30, 2006

                                                                               Principal
                                                                                Amount
                                                                                  or
                                                                                Number
                                                                                  of                               Fair
Portfolio Company (a)                                    Industry             Shares/Units     Cost (b)          Value
-----------------                                        --------             -------------   -------------  --------------
Common Stock - 0.4% (g)

Facet Holdings Corp.                                  Medical Devices             10,000      $     100,000   $     100,000 (e)
Fitness Together Holdings, Inc.                      Personal Fitness             62,500             62,500          62,500 (e)
MGHC Holding Corporation                             Bedding - Retail            205,000          2,050,000       2,050,000 (e)
                                                                                              -------------  --------------
Total Common Stock                                                                                2,212,500       2,212,500
                                                                                              -------------  --------------

Limited Partnership Interest - 0.1% (g)

ARS Co-Investors, L.P.                            HVAC/Plumbing Services               -            324,216         324,216 (e)
                                                                                              -------------  --------------

Equity Warrants - 0.1% (g)

ATEP Holdings, Inc., expire 10/24/15                 Plastic Packaging               470                  -               - (e)
ATH Holdings, Inc., expire 10/24/15                  Plastic Packaging               470                  -               - (e)
ATPP Holdings, Inc., expire 10/24/15                 Plastic Packaging               470             90,112          90,112 (e)
ATPR Holdings, Inc., expire 10/24/15                 Plastic Packaging               470                  -               - (e)
Champion Energy Corporation, expire 6/29/16      Heating and Oil Services         15,900            300,000         300,000 (e)
Fitness Together Holdings, Inc., expire 7/14/16      Personal Fitness            105,263             56,000          56,000 (e)
                                                                                              -------------  --------------
Total Equity Warrants                                                                               446,112         446,112
                                                                                              -------------  --------------


TOTAL LONG-TERM  INVESTMENTS
INCLUDING UNEARNED INCOME                                                                       529,416,050     531,613,289

UNEARNED INCOME - (0.4)%                                                                         (2,107,577)     (2,107,577)
                                                                                              -------------  --------------

TOTAL LONG-TERM  INVESTMENTS                                                                    527,308,473     529,505,712
                                                                                              -------------  --------------

TOTAL INVESTMENTS - 98.9%                                                                     $ 557,308,473     559,518,512
                                                                                              =============  --------------

OTHER ASSETS & LIABILITIES (NET) - 1.1%                                                                           6,233,243
                                                                                                             --------------

NET ASSETS - 100.0%                                                                                           $ 565,751,755
                                                                                                             ==============

-------------------
(a) None of our portfolio companies are "controlled" or "affiliated" as defined in the Investment Company Act of 1940.

(b) Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership interest and equity warrants.

(c) These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 1.6% of net assets at September 30, 2006.

(d) Denominated in Euro ((euro)).

(e) Fair value of this investment determined by or under the direction of our Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $172,347,830, or 30.5% of net assets, at September 30, 2006.


   The accompanying notes are an integral part of these financial statements.

                       BLACKROCK KELSO CAPITAL CORPORATION
                SCHEDULES OF INVESTMENTS (UNAUDITED) (continued)
                               SEPTEMBER 30, 2006


(f) Approximately 92% of the senior secured loans to our portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower's option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(g) Non-income producing securities.



   The accompanying notes are an integral part of these financial statements.

                                           BLACKROCK KELSO CAPITAL CORPORATION
                                                SCHEDULES OF INVESTMENTS
                                                    DECEMBER 31, 2005

                                                                                Principal
                                                                                Amount or
                                                                                  Number
                                                                                    of                             Fair
Portfolio Company (a)                                   Industry (b)           Shares/Units        Cost (c)        Value
-----------------                                       --------              --------------- --------------- ---------------
SHORT-TERM INVESTMENTS - 20.1%
------------------------------
Asset-Backed Security - 2.8%

RACERS Trust, Series 2005-17-O, 4.39%
    (LIBOR + 0.02%/Q), 8/21/06, acquired
    8/29/05 (d)                                    Asset-Backed Security       $   15,000,000  $   15,000,000  $   15,006,300
                                                                              --------------- --------------- ---------------

Certificates of Deposit - 5.7%

DEFPA BANK plc, New York, 4.53%, 10/16/06                 Banking                  15,000,000      15,000,000      14,961,713
Washington Mutual Bank N.A., 4.46%, 3/28/06               Banking                  15,000,000      15,000,000      14,999,820
                                                                              --------------- --------------- ---------------
Total Certificates of Deposit                                                      30,000,000      30,000,000      29,961,533
                                                                              --------------- --------------- ---------------

Commercial Paper - 11.6%

Barclays US Funding Corp., 4.24%, 2/3/06                  Banking                  26,000,000      25,900,019      25,900,019
BNP Paribas (Canada), 3.83%, 1/24/06                      Banking                   1,500,000       1,496,397       1,496,397
Credit Suisse First Boston USA, Inc., 3.83%,
    1/27/06                                     Securities Broker and Dealer        8,000,000       7,978,626       7,978,626
Morgan Stanley & Co. Incorporated, 4.08%,
    8/4/06                                      Securities Broker and Dealer       26,000,000      26,000,000      26,003,120
                                                                              --------------- --------------- ---------------
Total Commercial Paper                                                             61,500,000      61,375,042      61,378,162
                                                                              --------------- --------------- ---------------

TOTAL SHORT-TERM INVESTMENTS                                                    $ 106,500,000     106,375,042     106,345,995
                                                                              =============== --------------- ---------------

LONG-TERM INVESTMENTS - 27.3%
-----------------------------
Subordinated Debt / Corporate Notes - 1.3%

First Mercury Holdings, Inc., 12.33%
    (LIBOR + 8.00%/Q), 8/15/12, acquired
    8/12/05 (d)                                          Insurance            $     1,800,000       1,782,965       1,831,500
InSight Health Services Corp., 9.17%
    (LIBOR + 5.25%/Q), 11/1/11, acquired
     9/16/05 (d)                                     Diagnostic Imaging             2,500,000       2,488,066       2,375,000
Select Medical Holdings Corporation, 9.93%
    (LIBOR + 5.75%/S), 9/15/15, acquired
    9/15/05 (d)                                     Specialty Hospitals             2,500,000       2,500,000       2,512,500
                                                                              --------------- --------------- ---------------
Total Subordinated Debt / Corporate Notes                                     $     6,800,000       6,771,031       6,719,000
                                                                              ===============

Senior Secured Loans - 24.8% (e)

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

                                          BLACKROCK KELSO CAPITAL CORPORATION
                                         SCHEDULES OF INVESTMENTS (continued)
                                                   DECEMBER 31, 2005

                                                                                Principal
                                                                                Amount or
                                                                                  Number
                                                                                    of                             Fair
Portfolio Company (a)                                   Industry (b)           Shares/Units        Cost (c)        Value
-----------------                                       --------              --------------- --------------- ---------------
Cannondale Bicycle Corporation, Second Lien,
    11.53% (LIBOR + 7.00%), 6/5/10                    Bicycles/Apparel          $   10,000,000   $   10,000,000 $   10,000,000 (f)
Champion Energy Corporation et al., First
    Lien, 13.38% (LIBOR + 9.00%), 6/30/09         Heating and Oil Services          18,000,000       18,000,000     18,000,000 (f)
Clean Earth Inc., Tranche B, First Lien,
    7.39% (LIBOR + 3.00%), 10/17/11                Environmental Services            1,500,000        1,500,000      1,515,000
Delta Air Lines, Inc., Term Loan B, First
    Lien, 11.01% (LIBOR + 6.50%), 3/16/08                 Airlines                   1,000,000        1,000,000      1,036,750
Eight O'Clock Coffee Company, First Lien,
    7.44% (LIBOR + 3.00%), 11/14/11                  Coffee Distributor              3,000,000        3,000,000      3,022,500
Eight O'Clock Coffee Company, Second Lien,
    11.44% (LIBOR + 7.00%), 11/14/12                 Coffee Distributor             12,000,000       12,000,000     12,000,000
Event Rentals, Inc., First Lien, 9.94%
    (LIBOR + 5.25%), 11/17/11                          Party Rentals                14,454,545       14,454,545     14,454,545 (f)
Event Rentals, Inc., Acquisition Loan (Funded),
    First Lien, 9.92% (LIBOR + 5.25%), 11/17/11        Party Rentals                 9,847,159        9,847,159      9,847,159 (f)
Event Rentals, Inc., Acquisition Loan (Unfunded),
    First Lien, 0.50%, 11/18/07                        Party Rentals                 2,198,295        2,198,295      2,198,295 (f)
Haggar Clothing Co., Second Lien, 11.51%
    (LIBOR + 7.00%), 11/1/11                              Apparel                    2,500,000        2,500,000      2,500,000
The Hertz Corporation, Tranche B, First Lien,          Automobile and
    8.50% (Base Rate + 1.25%), 12/21/12               Equipment Rental               2,000,000        2,000,000      2,022,500
HIT Entertainment, Inc., Second Lien, 9.71%
    (LIBOR + 5.50%), 2/26/13                           Entertainment                 1,000,000        1,000,000        990,000
Houghton International Inc., First Lien, 9.25%
    (Base Rate + 2.00%), 12/15/11                   Specialty Chemicals              5,000,000        5,000,000      5,043,750
MD Beauty, Inc., Second Lien, 11.25%
    (LIBOR + 7.00%), 2/18/13                             Cosmetics                   3,000,000        3,000,000      3,022,500
Metaldyne Corporation et al., First Lien, 8.58%
    (LIBOR + 4.50%), 12/31/09                         Automotive Parts                 998,741          988,476      1,001,237
NTELOS Inc., Second Lien, 9.39%
    (LIBOR + 5.00%), 2/24/12                         Telecommunications              2,000,000        1,984,276      2,020,000
PBI Media, Inc., Second Lien, 10.24%
    (LIBOR + 6.00%), 9/30/13                        Information Services             6,000,000        5,990,032      5,940,000
Precision Parts International Services Corp.
    et al., First Lien, 7.98% (LIBOR + 3.75%),
    9/30/11                                           Automotive Parts               3,000,000        3,000,000      3,022,501
QTC Acquisition Inc., Second Lien, 10.84%
    (LIBOR + 6.50%), 5/10/13                       Disability Evaluations           10,000,000       10,000,000     10,075,000
US Investigations Services, Inc., Tranche B,
    First Lien, 7.00% (LIBOR + 2.50%),
    10/14/12                                       Investigative Services            1,995,000        1,995,000      1,999,988
U.S. Security Holdings, Inc., First Lien,
    7.27% (LIBOR + 3.25%), 2/29/12                   Security Services                 983,400          983,400        990,776
Wastequip, Inc., Second Lien, 10.53%
    (LIBOR + 6.00%), 7/15/12                          Waste Treatment                  500,000          500,000        506,250
Wembley, Inc., Second Lien, 7.83%
    (LIBOR + 3.75%),  8/23/12                              Gaming                    1,000,000        1,000,000      1,006,250
                                                                             ----------------- ---------------- ---------------
Total Senior Secured Loans                                                       $ 130,877,140      130,691,255    130,992,244
                                                                             ================= ---------------- ---------------

   The accompanying notes are an integral part of these financial statements.

                                                BLACKROCK KELSO CAPITAL CORPORATION
                                               SCHEDULES OF INVESTMENTS (continued)
                                                         DECEMBER 31, 2005
                                                                            Principal
                                                                            Amount or
                                                                              Number
                                                                                of                             Fair
Portfolio Company (a)                                   Industry (b)       Shares/Units        Cost (c)        Value
-----------------                                       --------          --------------- --------------- ---------------

Closed-End Funds - 1.4%

Eaton Vance Floating-Rate Income Trust               Closed-End Fund           175,000     $    2,988,408   $   2,952,250
Nuveen Floating Rate Income Fund                     Closed-End Fund            94,400          1,159,147       1,188,496
PIMCO Floating Rate Strategy Fund                    Closed-End Fund           170,000          2,997,026       3,036,200
                                                                                          --------------- ---------------
Total Closed-End Funds                                                                          7,144,581       7,176,946
                                                                                          --------------- ---------------

Equity Warrants - 0.0% (g)

ATEP Holdings, Inc., expire 10/24/15                Plastic Packaging              470                  -               - (f)

ATH Holdings, Inc., expire 10/24/15                 Plastic Packaging              470                  -               - (f)
ATPP Holdings, Inc., expire 10/24/15                Plastic Packaging              470             90,114          90,114 (f)
ATPR Holdings, Inc., expire 10/24/15                Plastic Packaging              470                  -               - (f)
                                                                                          --------------- ---------------
Total Equity Warrants                                                                              90,114          90,114
                                                                                          --------------- ---------------

TOTAL LONG-TERM INVESTMENTS
INCLUDING UNEARNED INCOME                                                                     144,696,981     144,978,304

UNEARNED INCOME - (0.2)%                                                                         (887,949)       (887,949)

TOTAL LONG-TERM INVESTMENTS                                                                   143,809,032     144,090,355
                                                                                          --------------- ---------------

TOTAL INVESTMENTS - 47.4%                                                                  $  250,184,074     250,436,350
                                                                                          =============== ---------------

OTHER ASSETS & LIABILITIES (NET) - 52.6%                                                                      278,268,499
                                                                                                          ---------------

NET ASSETS - 100.0%                                                                                        $  528,704,849
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

The accompanying interim financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

                       BLACKROCK KELSO CAPITAL CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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

     (4) The Audit Committee of the Board of Directors reviews the preliminary valuations of the investment ( professionals, senior management and independent valuation firms; and

     (5) The Board of Directors discusses valuations and determines the fair value of each investment in the ( portfolio in good faith based on the input of the Investment Advisor, the respective independent valuation firms and the Audit Committee.

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

(i) The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contract.

     Details of the open forward foreign currency contract at September 30, 2006 were as follows.

                                                                                     US$ Value at
   Foreign Currency                        Amount Purchased /      US$ Value at      September 30,     Unrealized
      Bought/Sold       Settlement Date           Sold            Settlement Date         2006         Appreciation
      -----------       ---------------           ----            ---------------         ----         ------------
         Euro          January 10, 2007      12,900,000 Sold        $16,572,631       $16,458,933        $113,698

     There were no open forward foreign currency contracts at December 31, 2005.


(j) Foreign currency amounts are translated into United States dollars on the following basis:


     (1) market value of investment securities, other assets and liabilities -- at the spot exchange rate on the last business day of each month; and

     (2) purchases and sales of investment securities, income and expenses -- at the rates of exchange prevailing on the respective dates of such transactions.

                       BLACKROCK KELSO CAPITAL CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

     The Company isolates that portion of the results of operations arising as a result of changes in the foreign exchange rates from the fluctuations arising from changes in the market prices of investments held at period end. Similarly, the Company isolates the effect of changes in foreign exchange rates from the fluctuations arising from changes in the market prices of portfolio investments sold during the period.

     Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

(k)  Recently Issued Accounting Pronouncements:

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Company's financial statements has not been determined.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements. At this time, the impact to the Company's financial statements has not been determined.

3.   Agreements and Related Party Transaction

The Company has entered into an Investment Management Agreement (the "Management Agreement") with the Investment Advisor, under which the Investment Advisor, subject to the overall supervision of the Company's Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Advisor receives a base management fee (the "Management Fee") from the Company at an annual rate of 2.0% of the Company's total assets, including any assets acquired with the proceeds of leverage. For services rendered under the Management Agreement during the period commencing from July 25, 2005, the closing of the Offering (the "Closing"), through and including the first twelve months of operations, the Management Fee will be payable monthly in arrears. For services rendered under the Management Agreement after that time, the Management Fee will be paid quarterly in arrears.

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

                       BLACKROCK KELSO CAPITAL CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

For the three and nine months ended September 30, 2006 and for the period July 25, 2005 (inception of operations) to September 30, 2005, the Investment Advisor earned $1,923,437, $4,622,971 and $988,170, respectively, in base management fees, net of the waiver provision, from the Company.

The Management Agreement provides that the Investment Advisor or its affiliates may be entitled to an incentive management fee (the "Carried Interest") under certain circumstances. The determination of the Carried Interest, as described in more detail below, will result in the Investment Advisor or its affiliates receiving no Carried Interest payments if returns to Company shareholders, as described in more detail below, do not meet an 8.0% annualized rate of return and will result in the Investment Advisor or its affiliates receiving less than the full amount of the Carried Interest percentage until returns to shareholders exceed an approximate 13.3% annualized rate of return. The determination of the Carried Interest is subject to any applicable limitations under the 1940 Act and the Investment Advisors Act of 1940.

Commencing on the Ramp-Up Date, the Company will pay to the Investment Advisor or its affiliates at the same time as, and not in advance of, any distributions in respect of the Company's Common Stock, (i) 50% of the amount by which the cumulative distributions and amounts distributable to the holders of the Common Stock of the Company exceed an 8% annualized rate of return on net asset value on the Ramp-Up Date until the Investment Advisor or its affiliates have received from the Company an amount equal to 20% of the sum of the cumulative amounts distributed in accordance with the Management Agreement and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company's Common Stock, and (ii) thereafter an amount equal to 20% of the sum of the amount distributed in accordance with the Management Agreement and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company's Common Stock. After the Public Market Event, if any, the amounts above will be measured and paid quarterly on a rolling four-quarter basis and will take into account any decrease in net unrealized depreciation during the measurement period to the extent such decrease did not exceed the net amount of capital depreciation at the beginning of such period and does not exceed the excess of cumulative realized capital gains over cumulative realized capital losses.

For the period July 25, 2006 (Ramp-Up Date) through September 30, 2006, the Investment Advisor earned $1,309,382 in incentive management fees, or Carried Interest, from the Company. No incentive management fees were earned prior to the Ramp-Up Date.

The Management Agreement provides that the Company will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to the Company. For the three and nine months ended September 30, 2006 and for the period July 25, 2005 (inception of operations) to September 30, 2005, the Company incurred $200,994, $482,130 and $132,616, respectively, for costs and expenses reimbursable to the Investment Advisor under the Management Agreement.

No person who is an officer, director or employee of the Investment Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Investment Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company has also entered into an Administration Agreement with BlackRock Financial Management, Inc. (the "Administrator") under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company's allocable portion of the cost of certain of the Company's officers and their respective staffs. The PNC Financial Services Group, Inc. ("PNC") is a significant shareholder of the ultimate parent of the Administrator.

For the three and nine months ended September 30, 2006 and for the period July 25, 2005 (inception of operations) to September 30, 2005, the Company incurred $252,054, $747,945 and $185,484, respectively, for administrative services expenses payable to the Administrator under the Administration Agreement.

                       BLACKROCK KELSO CAPITAL CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

From time to time, the Investment Advisor or the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Investment Advisor or the Administrator, as the case may be, for such amounts paid on its behalf. Reimbursements to the Investment Advisor for the three and nine months ended September 30, 2006 and for the period July 25, 2005 (inception of operations) to September 30, 2005 were $231,124, $663,377 and $0, respectively. Reimbursements to the Administrator for the three and nine months ended September 30, 2006 and for the period July 25, 2005 (inception of operations) to September 30, 2005, were $3,614, $31,107 and $180,910, respectively. An additional $1,857 and $10,935 in reimbursements were payable to the Investment Advisor at September 30, 2006 and December 31, 2005, respectively.

PFPC Inc. ("PFPC"), a subsidiary of PNC, provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of the Company's average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. PFPC Trust Company may charge the Company additional fees for cash overdraft balances or for sweeping excess cash balances.

For the three months and nine months ended September 30, 2006 and for the period July 25, 2005 (inception of operations) to September 30, 2005, the Company incurred $52,996, $158,340 and $33,450, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements.

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

At September 30, 2006, the Investment Advisor beneficially owned indirectly approximately 775,000 shares of the Company's Common Stock, representing approximately 2.1% of the total shares outstanding. At September 30, 2006, other entities affiliated with the Administrator and/or PFPC beneficially owned indirectly approximately 2,475,000 shares of the Company's Common Stock, representing approximately 6.6% of the total shares outstanding. These percentages of total shares outstanding did not change appreciably from December 31, 2005. At September 30, 2006 and December 31, 2005, an entity affiliated with the Administrator owned 36.5% of the members' interests of the Investment Advisor.

On September 29, 2006, Merrill Lynch & Co., Inc. ("Merrill Lynch") contributed its investment management business, Merrill Lynch Investment Managers ("MLIM"), to BlackRock, Inc. ("BlackRock"), the ultimate parent of the Company's Administrator and of a significant holder of the members' interests of the Investment Advisor, to form a new investment management company. The new company operates under the BlackRock name and is governed by a board of directors with a majority of independent members. Merrill Lynch will own no more than 49.8% of the capital stock of the new company on a fully diluted basis and no more than 45% on an undiluted basis. PNC owns approximately

                       BLACKROCK KELSO CAPITAL CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

34% of the new company's common stock. Prior to September 29, 2006, PNC was a majority shareholder of BlackRock.

The Company earned $132,101 and $335,362 in interest income on investments in money market securities issued by MLIM or its former affiliates for the three and nine months ended September 30, 2006, respectively, and $66,670 for the period July 25, 2005 (inception of operations) to September 30, 2005. The Company held no investments in securities issued by MLIM or its former affiliates at September 30, 2006. From time to time, former affiliates of MLIM may serve as broker/dealer or agent for the Company or for portfolio companies in which the Company invests. For the period July 25, 2005 (inception of operations) to September 30, 2006, the Company did not make any payments to former MLIM affiliates for such services.

4.   Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2006 and for the period July 25, 2005 (inception of operations) to September 30, 2005.

                                                                Three Months      Nine Months Ended     July 25, 2005*
                                                                    Ended              Ended                Through
                                                             September 30, 2006   September 30, 2006   September 30, 2005
                                                             ------------------   ------------------   ------------------
Numerator for basic and diluted net increase in net
assets per share                                                 $11,411,474         $29,702,979          $1,798,245
Denominator for basic and diluted weighted average
shares                                                           36,901,928           36,315,321          35,366,589

Basic/diluted net increase in net assets per share
resulting from operations                                           $0.31               $0.82               $0.05

     * Inception of operations.

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the periods because there were no common stock equivalents outstanding during such periods.

5.   Purchases and Sales/Repayments of Investments

Excluding short-term investments, the Company's purchases and sales/repayments of investments for the three months ended September 30, 2006 totaled $190,897,536 and $33,357,245, respectively, and for the nine months ended September 30, 2006 totaled $451,805,780 and $68,720,921, respectively.

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

                       BLACKROCK KELSO CAPITAL CORPORATION
              NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

7.   Financial Highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2006 and during the period July 25, 2005 (inception of operations) to September 30, 2005:

                                                                NINE MONTHS              JULY 25, 2005 (1)
                                                                    ENDED                     THROUGH
                                                             SEPTEMBER 30, 2006          SEPTEMBER 30, 2005
                                                          -----------------------     ------------------------
        Per Share Data:

        Net asset value, beginning of period                          $    14.95                 $          -
                                                          -----------------------     ------------------------
        Gross proceeds from Offering                                           -                        15.00
        Offering costs                                                         -                        (0.04)
                                                          -----------------------     ------------------------
        Net proceeds from Offering                                             -                        14.96
        Net investment income                                               0.76                         0.05
        Net realized and unrealized gain                                    0.06                         0.00 (2)
                                                          -----------------------     ------------------------
        Total from investment operations                                    0.82                         0.05
                                                          -----------------------     ------------------------
        Less:  Dividends to shareholders from net
            investment income                                              (0.73)                           -
                                                          -----------------------     ------------------------
        Net change in net assets                                            0.09                        15.01
                                                          -----------------------     ------------------------
        Net asset value, end of period                                $    15.04                  $     15.01
                                                          =======================     ========================

        Total return (3)(4)                                                 5.55%                        0.07%

        Ratios / Supplemental Data:
        Ratio of expenses to average net assets (5)
            Before management fee waiver                                    2.91%                        2.94%
            After management fee waiver                                     2.03%                        1.92%
        Ratio of net investment income
            to average net assets (5)                                       6.76%                        1.78%
        Net assets, end of period                                 $  565,751,755               $  530,924,683
        Portfolio turnover (4)                                                22%                           -

        -----------
        (1) Inception of operations.

        (2) Less than $0.01.
        (3) Total return is based on the change in net asset value per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.
        (4) Not annualized.
        (5) Annualized.

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

Portfolio and Investment Activity

We closed a substantial number of new and diverse investments in portfolio companies during the third quarter of 2006, a result of our Investment Advisor's investment platform and favorable market conditions. During the quarter, we invested approximately $190.9 million across 11 new and 3 existing portfolio companies. The new investments consisted primarily of senior loans secured by second liens ($101.9 million) and first liens ($27.9 million), subordinated debt/corporate notes ($57.4 million) and equity securities ($3.7 million). For the year-to-date period through September 30, 2006, we invested $451.8 million across 25 new and 10 existing portfolio companies.

During the quarter, we received proceeds from sales/repayments of approximately $33.4 million. For the year-to-date period through September 30, 2006, we received proceeds from sales/repayments of approximately $68.7 million.

At September 30, 2006, our net portfolio (investments plus cash and cash equivalents) of $571 million consisted of 40 portfolio companies and was invested 80% in senior secured loans, 12% in subordinated debt/corporate notes, 1% in equity investments and 7% in short-term investments (including cash and cash equivalents). Our average portfolio company investment by market value was approximately $13 million. Our largest portfolio company investment by market value was approximately $40 million and our five largest portfolio company investments by market value comprised approximately 27% of our net assets at September 30, 2006. At December 31, 2005, our net portfolio of $539 million consisted of 26 portfolio companies and was invested 25% in senior secured loans, 1% in subordinated debt/corporate notes, 1% in publicly traded, floating rate closed-end funds, less than 1% in equity investments and 73% in short-term investments (including cash and cash equivalents).

Our weighted average yield on invested capital excluding equity investments, closed-end funds, short-term investments and cash equivalents was 12.0% at September 30, 2006 versus 11.4% at June 30, 2006, 10.9% at March 31, 2006 and
10.7% at December 31, 2005. The weighted average yield on our invested capital including equity investments, closed-end funds, short-term investments and cash equivalents was 11.5% at September 30, 2006 versus 9.1% at June 30, 2006, 7.0% at March 31, 2006 and 6.0% at December 31, 2005. Net of expenses, such yields were 9.5% at September 30, 2006, compared with 7.6% at June 30, 2006, 5.5% at March 31, 2006 and 4.4% at December 31, 2005. The weighted average yields on our subordinated debt/corporate notes and senior secured loans were 14.1% and 11.7%, respectively, at September 30, 2006 versus 12.8% and 11.5%, respectively, at June 30, 2006, 10.7% and 10.9%, respectively, at March 31, 2006, and 10.3% and
10.8%, respectively, at December 31, 2005. Yields are computed using interest rates and dividend yields as of the purchase date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the value of the respective investment when averaged.

At September 30, 2006, 88% of our long-term investments bear interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 12% bear interest at fixed rates. At December 31, 2005, more than 98% of our long-term investments bore interest based on floating rates.

Results of Operations

Operating Results for the Three Months Ended September 30, 2006 and the Period Ended September 30, 2005

Operating results for the prior period July 25, 2005 (inception of operations) to September 25, 2005 ("the period ended September 30, 2005") reflect our initial period of operations, during which our portfolio was primarily invested in cash equivalents and short-term investments.

Operating Income

Investment income totaled $15,116,450 and $3,599,086, respectively, for the three months ended September 30, 2006 and the period ended September 30, 2005, of which $12,565,057 and $22,916, respectively, were attributable to interest and amortization of upfront fees on senior secured loans, $1,408,296 and $3,542,146, respectively, to interest earned on short-term investments and cash equivalents, $1,026,230 and $34,024, respectively, to interest earned on subordinated debt/corporate notes, and $116,867 and $0, respectively, to dividends from closed-end funds and preferred stock. As we continue to invest in longer-term investments, we expect that we will generate additional income at rates higher than those we received on our investments since our inception of operations, although there can be no assurance that we will achieve this objective.

Operating Expenses

Net operating expenses for the three months ended September 30, 2006 and the period ended September 30, 2005 were $4,109,106 and $1,870,201, respectively, consisting of $1,923,437 and $988,170, respectively, in base management fees (net of management fee waiver of $895,428 and $988,170, respectively), $1,309,382 and $0, respectively, in incentive management fees, or Carried Interest, owed to the Investment Advisor, $295,260 and $216,708, respectively, in administrative services expenses, $0 and $200,000, respectively, in expenses related to the organization of the Company, $211,224 and $126,216, respectively, in professional fees, $200,994 and $132,616, respectively, in Investment Advisor expenses, $64,526 and $107,670, respectively, in director fees, $42,194 and $45,278, respectively, in insurance expenses, and $62,089 and $53,543, respectively, in other expenses.

Net Investment Income

Net investment income was $11,007,344 and $1,728,885, respectively, for the three months ended September 30, 2006 and the period ended September 30, 2005.

Net Realized Gain

Net realized gain on investments of $139,801 for the three months ended September 30, 2006 was the result of $430,880 in net gains realized from the disposition of investments partially offset by $291,079 in net losses realized on foreign currency transactions during the period. For the period ended September 30, 2005, net realized gain on investments was $0.

Net Unrealized Appreciation

For the three months ended September 30, 2006 and the period ended September 30, 2005, the change in net unrealized appreciation was $264,329 and $69,360, respectively, which was comprised of an increase in net unrealized appreciation on investments of $150,051 and $116,865, respectively, an increase in net unrealized depreciation on cash equivalents of $353 and $47,505, respectively, and net unrealized appreciation on foreign currency translations of $114,631 and $0, respectively.

Net Increase in Net Assets Resulting  from Operations

The net increase in net assets resulting from operations for the three months ended September 30, 2006 and the period ended September 30, 2005 was $11,411,474 and $1,798,245, respectively.

Operating Results for the Nine Months Ended September 30, 2006

We commenced operations on July 25, 2005 and, therefore, have no period with which to reasonably compare results for the nine months ended September 30, 2006.

Operating Income

Investment income totaled $35,994,494 for the nine months ended September 30, 2006, of which $24,951,251 was attributable to interest and amortization of upfront fees on senior secured loans, $9,114,415 to interest earned on short-term investments and cash equivalents, $1,376,492 to interest earned on subordinated debt/corporate notes, $430,203 to dividends from closed-end funds and preferred stock and $122,133 to other income. As we continue to invest in longer-term investments, we expect that we will generate additional income at rates higher than those we received on our investments since our inception of operations, although there can be no assurance that we will achieve this objective.

Operating Expenses

Net operating expenses for the nine months ended September 30, 2006 were $8,309,735, consisting of $4,622,971 in base management fees (net of management fee waiver of $3,595,228), $1,309,382 in incentive management fees, or Carried Interest, owed to the Investment Advisor, $875,367 in administrative services expenses, $531,223 in professional fees, $482,130 in Investment Advisor expenses, $221,587 in director fees, $125,299 in insurance expenses, and $141,776 in other expenses.

Net Investment Income

Net investment income was $27,684,759 for the nine months ended September 30, 2006.

Net Realized Loss

Net realized loss on investments of $63,044 for the nine months ended September 30, 2006 was the result of $291,079 in net losses realized on foreign currency transactions partially offset by $228,035 in net gains realized on the disposition of investments during the period.

Net Unrealized Appreciation

For the nine months ended September 30, 2006, the change in net unrealized appreciation was $2,081,264, which was comprised of an increase in net unrealized appreciation on investments of $1,954,946, an increase in net unrealized appreciation on cash equivalents of $11,687, and unrealized appreciation on foreign currency translations of $114,631.

Net Increase in Net Assets Resulting  from Operations

The net increase in net assets resulting from operations for the nine months ended September 30, 2006 was $29,702,979.

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

During the nine months ended September 30, 2006, we generated cash primarily from cash flows from operations, including interest earned on senior secured loans and subordinated debt/corporate notes, as well as from temporary investments in cash equivalents and dividends received from closed-end fund holdings. In the future, we may also fund a portion of our investments through borrowings from banks and issuances of senior securities. As a business development company, we are subject to regulations governing our operations that affect our ability to raise additional capital. In the future, we may also securitize a portion of our investments in senior secured loans or other assets.

At September 30, 2006, we had $11,004,790 in cash and cash equivalents and $30,012,800 in other short-term investments that we intend to use in our operations.

Our primary uses of funds are investments in portfolio companies, payment of fees and other operating expenses and cash distributions to shareholders.

Our operating activities resulted in a net use of cash of $278,238,166 for the nine months ended September 30, 2006, primarily due to net purchases of investments.

Our financing activities resulted in the inflow of cash of $270,609 for the nine months ended September 30, 2006, primarily due to proceeds from capital subscriptions. In addition, our non-cash financing activities consisted of $33,127,605 of dividend distributions reinvested.

Off-Balance Sheet Financing

At September 30, 2006, we had no off-balance sheet contractual obligations or arrangements.

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

To the extent we perform substantial services in connection with investments in portfolio companies, the associated income from origination, structuring, closing, commitment and other upfront fees is treated as taxable income and accordingly, distributed to shareholders as dividends. For the three and nine months ended September 30, 2006, fees for such services totaled $1,636,982 and $2,200,829, respectively.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2006, 88% of our long-term investments bear interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. In addition, at September 30, 2006, 7% of our net portfolio consists of high quality short-term investments and cash equivalents.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our September 30, 2006 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $2,300,000 in the value of our net assets at September 30, 2006.

While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2006, we did not engage in any interest rate hedging activities.

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

None.

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



                                       BLACKROCK KELSO CAPITAL CORPORATION


Date:  November 14, 2006               By: /s/ James R. Maher
                                           -----------------------
                                           James R. Maher
                                           Chief Executive Officer



Date:  November 14, 2006               By: /s/ Frank D. Gordon
                                           -----------------------
                                           Frank D. Gordon
                                           Chief Financial Officer