Form 10-K
period 2006-12-31
BlackRock Kelso Capital CORP
filed 2007-03-29
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 000-51327

BlackRock Kelso Capital Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2725151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code 212-810-5800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No   ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.     Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                     Accelerated Filer  ☐                     Non-Accelerated Filer  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☑

There is no public trading market for the Registrant’s common stock. As a result, an aggregate market value of the Registrant’s common stock cannot be determined.

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at March 27, 2007, was 38,945,834.

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders filed on March 16, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BLACKROCK KELSO CAPITAL CORPORATION

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

General

BlackRock Kelso Capital Corporation (“BlackRock Kelso”, the “Company” or the “Registrant,” which may also be referred to as “we,” “us” or “our”) provides middle-market companies with flexible financing solutions, including senior and junior secured, unsecured and subordinated debt securities and loans, and equity securities. Our strategy is to provide capital to meet our clients’ current and future needs across this spectrum, creating long-term partnerships with growing middle-market companies.

We are organized as an externally-managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, which we refer to as the 1940 Act. In addition, for tax purposes we intend to continue to qualify as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, which we refer to as the Code.

Our investment objective is to generate both current income and capital appreciation through our debt and equity investments. We invest primarily in middle-market companies and target investments throughout the capital structure that we believe provide an attractive risk-adjusted return. The term “middle-market” refers to companies with annual revenues typically between $50 million and $1 billion. Our targeted investment typically ranges between $10 million and $50 million, although the investment sizes may be more or less than the targeted range and the size of our investments may grow with our capital availability. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flows.

Although most of our investments are in senior and junior secured, unsecured and subordinated loans to U.S. private middle-market companies, we invest throughout the capital structure, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We may from time-to-time invest up to 30% of our assets opportunistically in other types of investments, including securities of public companies, foreign securities and real estate related assets.

We commenced operations on July 25, 2005, receiving approximately $529.3 million in total net proceeds from the private placement of 35,366,589 shares of our common stock at a price of $15.00 per share. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor” or “BlackRock Kelso Capital Advisors”), including our senior management, has evaluated more than 600 investment opportunities and completed more than 70 investments on our behalf, aggregating over $1 billion in capital provided to middle-market companies through February 2007.

At December 31, 2006, our portfolio included investments in 49 portfolio companies with a total value of $757.3 million. The weighted average yield on our total debt portfolio was approximately 12.5% at December 31, 2006. Our largest portfolio company investment by value was approximately $42.2 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2006. The following table provides selected financial information as of December 31, 2006 and 2005.

(In thousands, except per share data)	For the year ended December 31, 2006	For the period from July 25, 2005 (inception) to December 31, 2005
Net Investment Income	$39,892	$6,203
Net Realized and Unrealized Gain	1,662	241
Net Increase in Net Assets Resulting from Operations	41,555	6,444
Dividends per Share	1.15	0.20
Net Asset Value Per Share at Period End	14.93	14.95
Net Asset Value at Period End	561,800	528,705
Total Assets at Period End	766,259	542,226
Total Investment Portfolio at Period End	757,331	539,409
Yield on Long-Term Investments at Period End	12.5%	10.7%

BlackRock Kelso Capital Advisors

Our investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is led by James R. Maher, Chairman and Chief Executive Officer of the Company and the Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Advisor. They are supported by the Advisor’s team of employees, including 14 investment professionals who have extensive experience in commercial lending, investment banking, accounting, corporate law and private equity investing.

The Advisor has an investment committee comprised of 13 members, including Messrs. Maher and Lazar and several senior executives of BlackRock, Inc. (“BlackRock”) and several of the principals of Kelso & Company, L.P. (the “Kelso Principals”). The investment committee is responsible for approving our investments. We benefit from the extensive and varied relevant experience of the BlackRock executives and the Kelso Principals serving on the Advisor’s investment committee. Many of the BlackRock senior executives and the Kelso Principals who are members of the investment committee have worked together in a similar capacity since 1998. Although the BlackRock executives and Kelso Principals who serve on the investment committee bring the benefit of expertise they have gained at BlackRock, Kelso & Company, L.P. (“Kelso”) and elsewhere, neither of those organizations provides us with investment advice. Nevertheless, we benefit from the business and specific industry knowledge, transaction expertise and deal-sourcing capabilities of BlackRock. The Kelso Principals who serve on the investment committee bring the benefit of the expertise they gained at Kelso and elsewhere including providing access to a broad network of contacts.

Since BlackRock’s founding in 1988 primarily as an institutional fixed income manager, BlackRock has become a premier provider of global investment management, risk management and advisory services to institutional and retail clients. As of December 31, 2006, the assets under management of BlackRock were over $1.1 trillion. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management and alternative investment products. In addition, a growing number of institutional investors use BlackRock Solutions® investment system, risk management and financial advisory services.

In September 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) completed the plan entered into in February 2006 to merge Merrill Lynch’s investment management business, Merrill Lynch Investment Managers, and BlackRock to create a new independent asset management company. The new company operates under the BlackRock name and is governed by a board of directors with a majority of independent members. As a result of the transaction, Merrill Lynch owns approximately 49% of the combined company, with a 45% voting interest. The PNC Financial Services Group, Inc. retained approximately a 34% ownership of the combined company, and the remainder is held by employees and public stockholders.

The Kelso Principals have an average tenure of at least fifteen years at Kelso. Kelso is a leading private equity firm and since 1980 has invested over $4.1 billion of private equity capital, primarily in middle-market companies across a broad range of industries and through different economic and interest rate environments. Kelso was organized in 1971 and has since made more than 80 private equity investments with total capitalization of more than $22 billion. The firm typically makes investments in companies where key managers make significant investments and works in partnership with management teams to create value for investors. Through our relationship with the Kelso Principals, we have access to these management teams who can provide unique insight into the industries in which they operate. Although the Kelso Principals who serve on the investment committee will bring the benefit of the expertise they have gained at Kelso and elsewhere, Kelso as an organization will not participate in the activities of the Advisor or advise us.

Administration

BlackRock, through its subsidiary, BlackRock Financial Management, Inc. (the “Administrator”), serves as our administrator and leases office space to us and provides us with equipment and office services. BlackRock oversees our financial records, assists in the preparation of reports to our stockholders and reports filed with the United States Securities and Exchange Commission, or the SEC, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Market Opportunity

We believe the environment for investing in middle-market companies is attractive for several reasons, including:

Middle-market companies have faced increasing difficulty in accessing the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult in recent years as institutional investors have sought to invest in larger, more liquid offerings. As evidence of this trend, the average new issue size of public high-yield debt securities has grown from approximately $164 million in 1997 to approximately $509 million in 2006. Moreover, in 2006, only 1.9% of all high-yield issues raised less than $100 million.

There is a large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there is a large pool of uninvested private equity capital available to middle-market companies. We expect that private equity firms will be active investors in middle-market companies and that these private equity firms will seek to supplement their investments with senior secured and junior loans and equity co-investments from other sources, such as us. Record amounts of private equity capital have been raised in recent years. In 2005 and 2006, private equity firms raised $151 billion and $182 billion, respectively. Of this amount, we believe that approximately $39 billion and $35 billion in 2005 and 2006, respectively, was raised by private equity firms targeting middle-market companies, which are the companies that we target for investment. Since our commencement of operations in July 2005, we have invested in transactions involving more than 40 private equity firms in more than 50 different portfolio companies. We believe that our extensive relationships with private equity firms and other deal sourcing contacts is a competitive advantage and a source for future investment opportunities.

Middle-market companies are increasingly seeking private sources for debt and equity capital. The cost and effort associated with being a public company in the United States have become more onerous, causing many management teams to consider alternative liquidity strategies. We believe that many middle-market companies prefer to execute transactions with private capital providers such as us, rather than execute high-yield bond or equity transactions in the public markets, which may necessitate increased financial and regulatory compliance and reporting obligations. As evidence of this trend with regard to public equity, the volume of public-to-private leveraged buyout, or LBO, transactions in the United States increased from $22.8 billion in 2004 to $50.0 billion in 2005 and $127.6 billion in 2006. We believe there will be a continued opportunity to provide private debt and equity financing to middle-market companies and that we are well positioned to serve this market.

Consolidation among commercial banks has reduced the focus on middle-market business. We believe that many senior lenders have de-emphasized their service and product offerings to middle-market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers.

Competitive Advantages

We believe we possess the following competitive advantages over many other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since July 2005, we have built our portfolio using privately raised capital with the intent of raising public funds to further grow our portfolio once our investment processes and sourcing were well-established. Since inception, we have invested in excess of $1 billion across more than 70 portfolio companies and have a portfolio yield of approximately 12% as of February 28, 2007. In 2006, we invested an average of approximately $187 million of gross assets in each quarter.

Proven transaction sourcing strategy. Since the Advisor’s inception of operations, it has sourced and reviewed more than 600 potential investments and has a proven process through which it has invested in excess of $1 billion on our behalf through February 2007. The Advisor identifies potential investments through its active transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. In addition to its investment professionals, senior members of the Advisor’s investment committee have relationships with a large and diverse group of financial intermediaries. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Access to BlackRock and Kelso Principals’ broad investing capabilities. Our Advisor’s relationship with BlackRock and the Kelso Principals provides access to extensive expertise across asset classes. The Advisor’s investment committee, which is comprised of individuals from BlackRock Kelso Capital Advisors, BlackRock and the Kelso Principals, and its team of dedicated investment professionals have had extensive experience in fixed-income, public equity and private equity investing. BlackRock has over 100 portfolio managers and 50 credit research analysts in the fixed income area, including a 21 person bank loan and high yield group. Collectively, members of the investment committee and the investment professionals of the Advisor have had experience investing in nearly every industry group in small, middle and large capitalization companies and at every level of the capital structure.

Highly experienced investment committee. Our investment activities are carried out by BlackRock Kelso Capital Advisors and led by James R. Maher and Michael B. Lazar with guidance from the Advisor’s investment committee. The investment committee is comprised of senior members of BlackRock and the Kelso Principals, including BlackRock’s Chief Executive Officer and three other members of its Management Committee. Many of the BlackRock senior executives and the Kelso Principals who are members of the investment committee have worked together in a similar capacity since 1998. These investment committee members are supported by a team of seasoned investment professionals of the Advisor who possess a broad range of transaction, financial, managerial and investment skills. Collectively, their involvement in our investment process provides us with substantial market insight and valuable access to investment opportunities. This insight and judgment enables us to achieve favorable risk-adjusted rates of return on the capital we deploy.

Disciplined investment process with focus on preservation of capital. In making investment decisions, the Advisor employs a disciplined and selective review process that focuses on, among other things, a thorough analysis of the underlying issuer’s business and the performance drivers of that business, as well as an assessment of the legal and economic features of each particular investment. As part of its review process, the Advisor draws on the industry expertise of its investment professionals, as well as on that of the members of its investment committee and BlackRock’s credit research analysts. Though each transaction involves a somewhat different approach, the Advisor undertakes a thorough due diligence analysis that leverages the capabilities of BlackRock and the Kelso Principals, including, for example, assessing business and industry prospects, conducting competitive analysis and meeting with management teams to get an insider’s view of the business or industry. This enables the Advisor to consider the total return on investment when evaluating each prospective portfolio company, seeking to minimize the risk of capital loss without forgoing potential for capital appreciation.

Cost-effective and high quality infrastructure. We benefit from the existing infrastructure and administrative capabilities of BlackRock. BlackRock serves as our administrator and leases office space to us and provides us with equipment and office services. It oversees our financial records, assists in the preparation of reports to our stockholders and reports filed with the SEC, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. BlackRock has over 18 years of experience managing closed-end products and, as of December 31, 2006, advised a closed-end family of 103 active funds with approximately $43.4 billion in assets. Our relationship with BlackRock grants us access to BlackRock’s fund administration platform which we believe provides higher quality service and lower cost than traditionally available in the industry and further enhances our returns.

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of the Advisor, BlackRock, the Kelso Principals and their respective affiliates. The Advisor is an investment adviser that is registered under the Investment Advisers Act of 1940, or the Advisers Act. Under our investment management agreement, we have agreed to pay the Advisor an annual base management fee based on our total assets, as well as an incentive fee based on our performance. The investment management agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us.

As a BDC, we are required to comply with certain regulatory requirements. For example, we would not generally be permitted to invest in any private company in which BlackRock, Kelso, or any of their affiliates holds an existing investment, except to the extent permitted by the 1940 Act. Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

Portfolio composition

We have created a portfolio that includes senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private middle-market companies. We invest a range of $10 million to $50 million of capital, on average, per transaction, although the investment sizes may be more or less and are expected to grow with our capital availability. Although most of our investments are in senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private middle-market companies, we invest throughout the capital structure of these companies in other securities, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flows. While our focus is to generate current income through these investments, we also seek capital appreciation.

Structurally, subordinated loans usually rank junior in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, subordinated loans rank senior to common and preferred equity in a borrowers’ capital structure. Due to their higher risk profile and often less restrictive covenants as compared to senior loans, subordinated loans generally earn a higher return than senior secured loans. We believe that subordinated loans offer an attractive alternative investment opportunity. In many cases investors in subordinated loans receive opportunities to invest directly in the equity securities of borrowers, and from time to time, may also receive warrants to purchase equity securities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds.

We generally are not permitted to invest in any private company in which BlackRock, Kelso, or any of their affiliates holds an existing investment, except to the extent permitted by the 1940 Act. We may, however, co-invest on a concurrent basis with other affiliates of BlackRock or Kelso, subject to compliance with such affiliates’ allocation procedures.

At December 31, 2006, our net portfolio was invested 71% in senior secured loans, 26% in subordinated debt/corporate notes, 3% in equity investments and less than 1% in cash, cash equivalents and foreign currency.

The industry composition of our portfolio as of December 31, 2006 and 2005 was as follows:

	December 31,
Industry	2006	2005
Healthcare	13.3%	18.8%
Consumer Products	11.2	2.2
Business Services	10.7	2.2
Other Services	10.4	19.2
Electronics	7.9	0.0
Printing, Publishing and Media	7.2	4.3
Entertainment and Leisure	6.9	9.4
Manufacturing	6.6	0.4
Metals	4.8	0.0
Utilities	4.6	13.1
Chemicals	4.3	3.7
Beverage, Food and Tobacco	3.8	10.9
Homebuilding	3.4	0.0
Retail	3.0	0.0
Containers and Packaging	0.9	5.0
Aerospace and Defense	0.6	0.0

	December 31,
Industry	2006	2005
Textiles	0.3	1.8
Transportation	0.1	0.7
Auto sector	0.0	4.4
Telecommunications	0.0	1.5
Insurance	0.0	1.3
Environmental Services	0.0	1.1

Total	100.0%	100.0%

Investment selection criteria

The Advisor chooses investments and constructs our portfolio based on the investment experience of its professionals and a detailed investment analysis for each investment opportunity. In analyzing each prospective portfolio company, the Advisor has identified several criteria it believes are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for the Advisor’s investment decisions on our behalf, although each prospective portfolio company may fail to meet one or more of these criteria. Generally, the Advisor seeks to utilize its access to information generated by its investment professionals and those of its affiliates to identify investment candidates and to structure investments quickly and effectively.

Value Orientation/Positive Cash Flow. The Advisor’s investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value orientation. The Advisor focuses on companies in which it can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, the Advisor does not invest in start-up companies or companies having speculative business plans.

Experienced Management. The Advisor generally requires that portfolio companies have an experienced management team. The Advisor also generally requires portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, which may include having significant equity interests.

Strong Competitive Position in Industry. The Advisor seeks to invest in companies that have strong market positions within their respective markets or market niches and are well positioned to capitalize on growth opportunities. The Advisor seeks companies that demonstrate significant competitive advantages versus their competitors, which it believes should help to protect their market position and profitability.

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

Liquidation Value of Assets. The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in the Advisor’s credit analysis. The Advisor emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

Generally, the Advisor utilizes access to information generated by its investment professionals to identify investment candidates and to structure investments quickly and effectively. Furthermore, the Advisor seeks to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the security in the company’s capital structure.

Investment selection process

The Advisor selectively narrows prospective investment opportunities through a process designed to identify the most attractive opportunities. If the senior investment professionals responsible for the transaction and the Advisor’s senior management determine that an investment opportunity merits pursuit, the Advisor engages in an intensive due diligence process. This process involves extensive research into the target company, its management, its industry, its growth prospects and its ability to withstand adverse conditions.

In conducting their due diligence, the Advisor’s investment professionals use publicly available information as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers, among others. Though each transaction involves a somewhat different approach, the Advisor often undertakes the following due diligence steps. Initially, the investment team involved in the transaction may meet with management to get an insider’s view of the business and probe for potential weaknesses in business prospects. They may also visit headquarters and company operations, meeting top- and middle-level executives. Independently from the company, the investment team may check management’s backgrounds and references. With information provided by the company, the investment team performs a detailed review of historical financial performance and the quality of earnings. To assess both business prospects and standard practices, they may contact customers and vendors and conduct a competitive analysis, comparing the company to its main competitors on an operating, financial, market share and valuation basis. The investment team also researches the industry for historic growth trends and future prospects utilizing industry analysts at BlackRock, third party research, industry association literature and general news. Furthermore, they assess asset value and the ability of physical infrastructure and information systems to handle anticipated growth and investigate any legal risks and the viability of current financial and accounting systems. Attorneys and independent accountants as well as outside advisors, as appropriate, may conduct additional due diligence on behalf of the Advisor.

After the Advisor has identified an investment opportunity and completed due diligence, the investment team involved in the transaction prepares a written investment analysis. Senior investment professionals involved in the transaction review the analysis, and if they are in favor of making the potential investment, present it first to the Advisor’s senior management and then to the Advisor’s investment committee. The investment committee is comprised of Messrs. Maher and Lazar and several senior executives of BlackRock and several of the Kelso Principals. Investment committee members have an average of over 20 years of investment experience in the fixed income and private equity markets. Each investment opportunity requires the consensus of the investment committee in order to be approved, except that investments of less than approximately 3% of our net assets may be made without the prior approval of the investment committee if approved by our senior management and two other members of the investment committee. Temporary investments, such as those in cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less, do not require approval by the investment committee.

Investment structure

Once the Advisor determines that a prospective portfolio company is a suitable investment, it works with the management of that company, any intermediaries and other capital providers, including senior and junior debt security investors and equity capital providers, to structure an investment quickly and effectively.

We invest in portfolio companies primarily in the form of senior secured loans and junior loans. The senior secured loans generally have terms of three to ten years. We obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of the senior secured loans. The collateral may take the form of first or second priority liens on the assets of a portfolio company.

The Advisor structures junior loans primarily as unsecured, subordinated loans that have relatively high, floating or fixed interest rates that provide us with current investment income. The junior loans generally have terms of up to ten years. These loans may have interest-only payments in the early years, with amortization of principal deferred to the later years of the loan. Also, some junior loans will be collateralized by a subordinate lien on some or all of the assets of the company.

In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind, or PIK, interest. To the extent interest is PIK, it will be payable through the increase of the principal amount of the loan by the amount of the interest due on the then-outstanding principal amount of the loan. PIK interest is taxable income and is therefore generally distributed.

In the case of the senior secured and junior loans, the Advisor tailors the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, the Advisor seeks to limit the downside potential of our investments. The Advisor may accomplish this through requiring a total return on our investment (including both interest and potential equity appreciation) that compensates us for credit risk or through incorporating call protection into the investment structure. The Advisor may also negotiate covenants in connection with our investments that protect the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

In general, our debt investments include financial covenants and terms that require the portfolio company to reduce leverage over time, thereby enhancing its credit quality. These methods may include: maintenance leverage covenants requiring a decreasing ratio of debt to cash flow; maintenance cash flow covenants requiring an increasing ratio of cash flow to interest expense and possibly other cash expenses such as capital expenditures, cash taxes and mandatory principal payments; and debt incurrence prohibitions, limiting a company’s ability to relever its balance sheet, among others. In addition, limitations on asset sales and capital expenditures prevent a company from changing the nature of its business or capitalization without our consent.

Our debt investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Warrants we receive with our debt may require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We generally seek to structure the warrants to provide provisions protecting our rights as a minority-interest holder, and we generally seek to structure puts or rights to sell such securities back to the company upon the occurrence of specified events.

Our equity investments may consist of preferred equity that pay dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to distributions on liquidations and dividends. In some cases, we may acquire common equity. Our equity investments are frequently not control-oriented investments, and in many cases, we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. Our preferred and common equity investments are typically made in conjunction with loans to these companies.

Ongoing relationship with portfolio companies

The Advisor monitors our portfolio companies on an ongoing basis. The Advisor monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company.

The Advisor has several methods of evaluating and monitoring the performance and fair values of our investments, which may include the following and other methods:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other companies in the industry;

•	attendance at and participation in board meetings;

•	review of interim and annual financial statements and financial projections for portfolio companies; and

•	retention of third-party valuation firms to assist in determination of fair value.

Managerial assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance or exercising strategic or managerial influence over such companies. We may receive fees for these services. The Advisor will provide managerial assistance on our behalf to those portfolio companies that request this assistance. Employees of the Advisor have experience providing managerial assistance to private operating companies like our portfolio companies, and such assistance has tended to be related to board representation and to strategic and financing transactions. The Advisor will generally not receive any direct compensation from our portfolio companies for providing managerial assistance although it may do so from time to time.

Investment rating system

The Advisor employs a grading system for our entire portfolio. The Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. The Advisor assigns only one loan grade to each portfolio company for all loan investments in that portfolio company. The following is a description of the conditions associated with each investment rating:

Grade 1: Investments in portfolio companies whose performance is substantially within the Advisor’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment. As of December 31, 2006, the Advisor rated approximately 90% of our portfolio companies representing approximately 94% of the value of our total investments as Grade 1.

Grade 2: Investments in portfolio companies whose performance is below the Advisor’s expectations and that require closer monitoring; however, no loss of investment return (interest and/or dividends) or principal is expected. As of December 31, 2006, the Advisor rated approximately 8% of our portfolio companies representing approximately 4% of the value of our total investments as Grade 2.

Grade 3: Investments in portfolio companies whose performance is below the Advisor’s expectations and for which risk has increased materially since origination. Some loss of investment return is expected, but no loss of principal is expected. Companies graded 3 will generally be out of compliance with debt covenants and will be unlikely to make debt repayments on their original schedule. As of December 31, 2006, the Advisor rated approximately 2% of our portfolio companies representing approximately 2% of the value of our total investments as Grade 3.

Grade 4: Investments in portfolio companies whose performance is materially below the Advisor’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment. Investments graded 4 are those for which some loss of principal is expected. As of December 31, 2006, the Advisor rated none of our portfolio companies as Grade 4.

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor reviews these investment ratings on a quarterly basis, and our Board of Directors reviews such ratings. Our average investment rating was 1.08 at December 31, 2006.

The investment rating process begins with each portfolio company or investment being initially evaluated by the transaction team, led by a senior investment professional who is responsible for the portfolio company relationship. This evaluation generally is completed no less frequently than quarterly. At the Advisor’s weekly investment professionals’ meeting, the transaction team presents an update on the activities of any company rated below Grade 1. Each quarter, all investment professionals attend a separate investment rating meeting. At these quarterly meetings, the transaction team responsible for each portfolio investment reviews each portfolio company and suggests a rating for each investment for discussion among the investment professionals. At the conclusion of discussion, and subject to the approval of the Advisor’s chief executive officer and chief operating officer, the Advisor’s chief financial officer records the internal investment ratings for review by the Board of Directors quarterly.

The investment committee

The Advisor’s investment activities are overseen by its investment committee. The members of the investment committee are:

Committee Member	Affiliation	Title at Affiliated Entity

James R. Maher	BlackRock Kelso Capital Advisors LLC	Chairman and Chief Executive Officer

Michael B. Lazar	BlackRock Kelso Capital Advisors LLC	Chief Operating Officer

Laurence D. Fink	BlackRock, Inc.	Chairman and Chief Executive Officer

Ralph L. Schlosstein	BlackRock, Inc.	President

Robert S. Kapito	BlackRock, Inc.	Vice Chairman and Head of Portfolio Management

Keith Anderson	BlackRock, Inc.	Vice Chairman and Global Chief Investment Officer for Fixed Income

Sacha M. Bacro	BlackRock, Inc.	Managing Director and Head of Structured Products

Jeff Gary	BlackRock, Inc.	Managing Director and Co-Head of High Yield and Bank Loans

Mark J. Williams	BlackRock, Inc.	Managing Director and Co-Head of High Yield and Bank Loans

Frank T. Nickell	Kelso & Company, L.P.	President and Chief Executive Officer

Michael B. Goldberg	Kelso & Company, L.P.	Managing Director

Frank J. Loverro	Kelso & Company, L.P.	Managing Director

George E. Matelich	Kelso & Company, L.P.	Managing Director

Investment management agreement

We have entered into an investment management agreement, or management agreement, with the Advisor, under which the Advisor, subject to the overall supervision of our Board of Directors, manages our day-to-day operations of and provides us with investment advisory services. For providing these services, the Advisor receives a base management fee from us at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears.

For the year ended December 31, 2006, the Advisor earned $6,780,053 in base management fees, net of waiver provisions applicable during that period, under the management agreement, which fees would have been $11,094,308 without the waiver. For the period from July 25, 2005 (inception of operations) through December 31, 2005, the Advisor earned $2,334,922 in base management fees, net of waiver provisions applicable during that period, under the management agreement, which fees would have been $4,669,844 without the waiver.

The management agreement provides that the Advisor or its affiliates may be entitled to the Incentive Fee under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to our stockholders do not meet an 8.0% annualized rate of return and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to our stockholders exceed an approximate 13.3% annualized rate of return.

The Advisor will be entitled to receive the Incentive Fee from us if our performance exceeds a “hurdle rate” during different periods. The hurdle rate for each measurement period is 2.0% times the net asset value of our common shares at the beginning of the measurement period calculated after giving effect to any distributions that occurred during the measurement period times the number of calendar quarters in the measurement period.

For the period beginning on July 25, 2006, the first anniversary of the date we commenced operations, to the beginning of the calendar quarter in which we complete an initial public offering of our common stock and list such common stock on a national securities exchange or market, which we refer to collectively as the public market event, we have paid and, assuming our performance continues to exceed the hurdle rate, will pay the Advisor an Incentive Fee equal to the amount by which the aggregate cumulative distributions and amounts distributable out of taxable net income (including realized capital gain) exceeds the cumulative combination of realized capital loss and net unrealized capital depreciation, if any, through the period of determination. We refer to the amount of the excess described in this paragraph as the pre-offering excess amount.

The Incentive Fee for this period will equal 50% of the pre-offering excess amount, until the cumulative Incentive Fee payments for this period equals 20% of the pre-offering excess amount distributed or distributable to investors. Thereafter, the Incentive Fee for this period will equal an amount such that the cumulative Incentive Fee payments to the Advisor during this period equal 20% of the pre-offering excess amount.

For the period beginning on the first day of the calendar quarter in which the public market event occurs and ending on the first anniversary of this date, assuming our performance exceeds the hurdle rate, we will pay the Advisor an Incentive Fee equal to the amount by which the aggregate distributions and amounts distributable out of taxable net income (including realized capital gains) exceeds the combination of (1) realized capital loss occurring during the period and (2) net unrealized capital depreciation, if any, occurring during the period. We refer to the amount of the excess described in this paragraph as the transition period excess amount.

The Incentive Fee for this period will equal 50% of the transition period excess amount, until the cumulative Incentive Fee payments for this period equals 20% of the transition period excess amount distributed or distributable to investors. Thereafter, the Incentive Fee for this period will equal an amount such that the cumulative Incentive Fee payments to the Advisor during this period equal 20% of the sum of the transition period excess amount.

For each trailing four quarter period beginning on the last day of the calendar quarter in which the first anniversary of the date of the public market event occurs, assuming our performance exceeds the hurdle rate, we will pay the Advisor an Incentive Fee if the aggregate distributions and amounts distributable out of taxable net income (including realized capital gains) exceed the combination of (i) realized capital loss occurring during the period and (ii) unrealized capital depreciation, if any, occurring during the period. We refer to the amount of the excess described in this paragraph as the post-offering quarterly excess amount.

The Incentive Fee for this period will equal 50% of the post-offering quarterly excess amount, until the cumulative Incentive Fee payments for this period equals 20% of the post-offering quarterly excess amount distributed or distributable to investors. Thereafter, the Incentive Fee for this period will equal an amount such that the cumulative Incentive Fee payments to the Advisor during this period equal 20% of the sum of the post-offering quarterly excess amount.

In addition to the foregoing, the amount of any Incentive Fee payable from realized capital gains for any specified period will not exceed the amount permitted by the Advisers Act as interpreted from time to time by the SEC and its staff. As currently interpreted, the amount of the Incentive Fee payable from realized capital gain for any specified period is 20% of our realized capital gains for the period computed net of realized capital losses for the period (but excluding any realized capital loss that results from the conversion of unrealized capital depreciation from a prior period into a realized capital loss in the current period) and unrealized capital depreciation for the period.

For the period from July 25, 2006 (the first anniversary of our inception of operations) through December 31, 2006, $4,443,298 of Incentive Fee was paid or payable by us to the Advisor. No Incentive Fee was paid or payable by us to the Advisor prior to that period.

Payment of our expenses

All investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Advisor. We will bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses incurred by the Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our common shares;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•

all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the year ended December 31, 2006, we incurred $469,287 for costs and expenses reimbursable to the Advisor under the management agreement. For the period July 25, 2005 (inception of operations) to December 31, 2005, we incurred $138,405 for cost and expenses reimbursable to the Advisor under the management agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. For the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, we reimbursed the Advisor $1,053,392 and $0, respectively, for payments made on our behalf to third party providers of goods and services.

Indemnification

The management agreement provides that in the absence of willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations thereunder, the Advisor is not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, and provides for indemnification by us of its members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to certain limitations and conditions.

Board and stockholder approval of the management agreement

The management agreement was originally approved by our Board of Directors at an in-person meeting of the Board of Directors held on April 14, 2005, including a majority of the directors who are not parties to the agreements or interested persons of any such party (as such term is defined in the 1940 Act). In addition, the management agreement was approved by our sole stockholder on July 21, 2005. A discussion regarding the basis for the Board’s approval of the management agreement is available in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Duration and termination

The management agreement will continue in effect until July 25, 2007, and if not sooner terminated, will continue in effect for successive periods of twelve months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the management agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the management agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The management agreement will terminate automatically in the event of its assignment. On March 2, 2007, our Board of Directors approved certain amendments to the management agreement that are intended to simplify the description of the Incentive Fee and to make clear that the Incentive Fee formula complies with applicable regulations. The amendments were approved by the vote of a majority of our outstanding voting securities on March 27, 2007.

Additional compensation to the Advisor

Shares of our common stock are owned by the Advisor and certain entities it manages, including BlackRock Kelso Capital Holding LLC (“Holding”), which owned approximately 94% of our outstanding common stock at December 31, 2006. As of that date, the Advisor, its Chief Executive Officer and Chief Operating Officer, BlackRock, the Kelso Principals and certain other individuals owned an aggregate of approximately 8% of the outstanding limited liability company interests in Holding. In addition, certain of the Advisor’s members and employees (the “re-allocation group”) who are direct or indirect members of Holding are entitled to receive from Holding a number of shares of our common stock if the performance of our common stock exceeds certain thresholds. If after a certain period of time following the completion of this offering the market price of our common stock exceeds a certain ratio in respect of the net asset value of the common stock, then the re-allocation group is entitled to a number of shares of common stock with a value equal to 10% of the number of shares of common stock owned by Holding multiplied by the excess of the market price over the net asset value of our common stock. In addition, if upon certain specified dates the internal rate of return to the members of Holding exceeds a certain threshold, then the re-allocation group is entitled to a number of shares of common stock owned by Holding with a value equal to 10% of the number of shares of common stock owned by Holding multiplied by the excess of the market price over the net asset value of our common stock.

Organization of the Advisor

The Advisor is organized as a Delaware limited liability company. The Advisor is registered as an investment advisor with the SEC under the Advisers Act. Its principal executive offices are located at 40 East 52nd Street, New York, New York. The Advisor is controlled by James R. Maher and Michael B. Lazar, the managing members of the Advisor.

Administration agreement

We have entered into an administration agreement with the Administrator, a subsidiary of BlackRock, under which the Administrator provides administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

For the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, we incurred $588,741 and $435,483, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

From time to time, the Administrator may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Administrator for such amounts paid on our behalf. For the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, we reimbursed the Administrator $33,829 and $198,875, respectively, for payments made on our behalf to third party providers of goods and services.

License agreement

We have entered into a license agreement with BlackRock and the Advisor pursuant to which BlackRock has agreed to grant to the Advisor, and the Advisor has agreed to grant to us, a non-exclusive, royalty-free license to use the name “BlackRock.” In addition, we have entered into a license agreement with Michael B. Lazar, our Chief Operating Officer, and the Advisor pursuant to which Mr. Lazar has agreed to grant to the Advisor, and the Advisor has agreed to grant to us, a non-exclusive, royalty-free license to use the name “Kelso.” Mr. Lazar obtained this limited right to license the name “Kelso” under an agreement with Kelso.

Competition

Our primary competitors provide financing to middle-market companies, including public and private funds, commercial and investment banks, commercial financing companies, BDCs, insurance companies and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC.

Leverage

We maintain a four-year, multi-currency $400 million senior secured credit facility with a group of banks, under which we have approximately $275 million of indebtedness outstanding at February 28, 2007. This borrowing facility, which we refer to as our Credit Facility, allows us to increase its size to $1 billion subject to certain conditions. The Credit Facility has a stated maturity date of December 6, 2010 and the interest rate applicable to borrowings thereunder is LIBOR plus 87.5 basis points. We expect that our substantial debt capital resources will provide us with the flexibility to take advantage of market opportunities when they arise.

Staffing

Services necessary for our business are provided by individuals who are employees of the Advisor or the Administrator, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers is an employee of the Advisor or the Administrator. Our executive officers are also executive officers of the Advisor. Our day-to-day investment operations are managed by the Advisor. The Advisor currently has 16 investment professionals who focus on origination and transaction development and monitoring of our investments, and expects to hire additional professionals in the future. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Regulation

We are a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors or sub-advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate and foreign exchange rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.

Privacy principles

We are committed to maintaining the privacy of stockholders and to safeguarding our non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to nonpublic personal information about our stockholders to our investment advisor’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

ITEM 1A.	RISK FACTORS

Before you invest in our shares, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our business

We are a relatively new company with a limited operating history.

We commenced operations on July 25, 2005 and therefore have a limited operating history. As a result, we have limited financial information on which you can evaluate our prior performance or an investment in us. We are subject to the business risks and uncertainties associated with any relatively new business, including the risk that we will not achieve our investment objective and that our net asset value could decline substantially. Immediately following the commencement of our operations, we invested a substantial portion of the net proceeds from the initial private placement of our common stock largely in temporary investments, such as cash equivalents, which earn yields substantially lower than the interest income we expected to receive on our senior and subordinated loans.

Our investment advisor and its management have limited experience operating under the constraints imposed on us as a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. These constraints, among others, may hinder the Advisor’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. The Advisor’s experience operating under these constraints is limited to the period since our inception.

If we are unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of the Advisor’s investment process and, in conjunction with the Administrator, its ability to provide competent, attentive and efficient services to us.

The members of the investment committee have substantial responsibilities to other clients of the Advisor’s affiliates in addition to their activities on our behalf. The investment professionals dedicated primarily to us may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objectives.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than what we may have originally anticipated, which may impact our return on these investments.

We are dependent upon senior management personnel of our investment advisor for our future success, and if our investment advisor is unable to hire and retain qualified personnel or if our investment advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of the Advisor, particularly its Chairman and Chief Executive Officer, James R. Maher, and its Chief Operating Officer, Michael B. Lazar, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that BlackRock Kelso Capital Advisors will remain our investment advisor, that BlackRock Financial Management, Inc. will remain our administrator or that we will continue to have access to BlackRock’s investment professionals or the Kelso Principals.

There is a risk that we may not make distributions and consequently will be subject to corporate-level income tax.

We intend to make distributions on a quarterly basis to our stockholders of our net investment income and short term capital gains. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our existing and any future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC, and we would be subject to corporate-level federal income tax. We cannot assure you that you will receive distributions at a particular level or at all.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

We may experience fluctuations in our quarterly and annual operating results.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt investments we make, the default rate on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

If we incur additional debt, it could increase the risk of investing in our shares.

At February 28, 2007, we have outstanding indebtedness pursuant to our Credit Facility in the amount of $275 million. We expect, in the future, to borrow additional amounts under our Credit Facility and to increase the size of our Credit Facility. Lenders have fixed dollar claims on our assets that are superior to the claims of our stockholders, and we have granted a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowings at December 31, 2006, which represented borrowings equal to 21% of our total assets. On such date, we also had $766 million in total assets; an average cost of funds of 6.64%; $164 million in debt outstanding, and $562 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2006 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 6.64% times the $164 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2006 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on our Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-15.6%	-8.8%	-1.9%	4.9%	11.7%

The total return on our shares of common stock is comprised of two elements: the distributions we pay on our common stock (the amount of which is largely determined by our net investment income after paying interest or dividends on any senior securities we have outstanding and our operating expenses) and gains or losses on the value of our investments. As required by SEC rules, the table above assumes that we are more likely to suffer capital losses than to enjoy capital appreciation. For example, to assume a total return of 0%, we must assume that the income we receive on our investments is entirely offset by losses in the value of our investments.

The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue debt securities or preferred stock to leverage our capital structure. As a result:

•

our common shares are exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage;

•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•

our ability to pay dividends on our common shares will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

•	such securities are governed by an indenture or other instrument containing covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

Because we will distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions.

Our investment advisor and its affiliates, officers and employees have certain conflicts of interest.

The Advisor, its officers and employees and its investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business or of investment funds managed by affiliates of the Advisor. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders.

We may not replicate the success of BlackRock or Kelso.

We are not managed by either BlackRock or Kelso. Our investment strategies differ from those of BlackRock, the Kelso Principals or their respective affiliates. We would not generally be permitted to invest in any private company in which BlackRock, Kelso, or any of their affiliates, holds an existing investment, except to the extent permitted by the 1940 Act. This may adversely affect the pace at which we make investments. We can provide no assurance that we will replicate the historical or future performance of BlackRock’s or Kelso’s investments and our investment returns may be substantially lower than the returns achieved by those firms. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock or Kelso.

The Incentive Fee and certain other compensation payable to our investment advisor may increase risks.

The potential for the Advisor to earn an Incentive Fee from time to time under the management agreement may create an incentive for the Advisor to make investments that are riskier or more speculative than would otherwise be the case. The way in which the amount of the Incentive Fee is determined, which is calculated as a percentage of distributions on our common shares, may encourage the Advisor to use leverage in an effort to increase the return on our investments. If the Advisor acquires poorly performing assets with such leverage, the loss to holders of our common shares could be substantial. Finally, because a portion of the Incentive Fee is likely to reflect interest and dividend income and is calculated on an accrual basis regardless of whether we have received a cash payment of such interest or dividends, the Advisor might have an incentive to invest in zero coupon or deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the Incentive Fee even when the issuers thereof would not be able to make cash payments on such securities. The foregoing risks could be increased because the Advisor is not obligated to reimburse us for any Incentive Fee received even if we subsequently incur losses or never receive in cash income that was previously accrued. The allocation of shares of our common stock that the Advisor and its affiliates may receive from some of our investors if certain performance thresholds are achieved also may encourage the Advisor to cause us to invest in riskier investments to achieve these thresholds, which would increase the risk of loss.

A substantial portion of our portfolio investments is recorded at fair value as determined in good faith by or under the direction of our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

Our debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by, or under the direction of, our Board of Directors. Because there is not a readily available market value for many of the investments in our portfolio, we value many of our portfolio investments at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Our Board of Directors may utilize the services of one or more independent valuation firms to aid it in determining the fair value of these investments. The types of factors that we may take into account in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Risks related to our investments

Our investments may be risky, and you could lose all or part of your investment.

We invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

Risks Associated with Middle-market Companies. Investment in private middle-market companies involves a number of significant risks, including:

•

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral;

•

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us; and

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

Little public information exists about these companies. The greater difficulty in making a fully informed investment decision raises the risk of misjudging the credit quality of the company and we may lose money on our investments.

Lower Credit Quality Obligations. Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal.

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our Company is subject to the following specific risks:

•	increased price sensitivity to a deteriorating economic environment;

•	greater risk of loss due to default or declining credit quality;

•	adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and

•

if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

Adverse changes in economic conditions are more likely to lead to a weakened capacity of a lower grade issuer to make principal payments and interest payments than an investment grade issuer. The principal amount of lower grade securities outstanding has proliferated in the past decade as an increasing number of issuers have used lower grade securities for corporate financing. An economic downturn could severely affect the ability of highly leveraged issuers to service their debt obligations or to repay their obligations upon maturity. Similarly, downturns in profitability in specific industries could adversely affect the ability of lower grade issuers in that industry to meet their obligations. The market values of lower grade debt tend to reflect individual developments of the issuer to a greater extent than do higher quality investments, which react primarily to fluctuations in the general level of interest rates. Factors having an adverse impact on the market value of lower grade debt may have an adverse effect on our net asset value and the market value of our common shares. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default in payment of principal of or interest on our portfolio holdings. In certain circumstances, we may be required to foreclose on an issuer’s assets and take possession of its property or operations. In such circumstances, we would incur additional costs in disposing of such assets and potential liabilities from operating any business acquired.

The secondary market for lower grade debt may not be as liquid as the secondary market for more highly rated debt, a factor which may have an adverse effect on our ability to dispose of a particular instrument. There are fewer dealers in the market for lower grade securities than investment grade obligations. The prices quoted by different dealers may vary significantly and the spread between the bid and asked price is generally much larger than higher quality instruments. Under adverse market or economic conditions, the secondary market for lower grade debt could contract further, independent of any specific adverse changes in the condition of a particular issuer, and these instruments may become highly illiquid. As a result, we could find it more difficult to sell these instruments or may be able to sell the securities only at prices lower than if such instruments were widely traded. Prices realized upon the sale of such lower rated or unrated securities, under these circumstances, may be less than the prices used in calculating our net asset value.

Since investors generally perceive that there are greater risks associated with lower grade debt of the type in which we may invest a portion of our assets, the yields and prices of such debt may tend to fluctuate more than those for higher rated instruments. In the lower quality segments of the fixed income markets, changes in perceptions of issuers’ creditworthiness tend to occur more frequently and in a more pronounced manner than do changes in higher quality segments of the income securities market, resulting in greater yield and price volatility.

Distressed Debt Securities Risk. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Preferred Stock Risk. To the extent we invest in preferred securities, there are special risks associated with investing in preferred securities, including:

Deferral. Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes although it has not yet received such income.

Subordination. Preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than more senior debt instruments.

Liquidity. Preferred securities may be substantially less liquid than many other securities, such as common stocks or U.S. Government securities.

Limited Voting Rights. Generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board. Generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

Common Stock Risk. We may have exposure to common stocks. Although common stocks have historically generated higher average total returns than fixed-income securities over the long term, common stocks also have experienced significantly more volatility in those returns. The equity securities that we acquire may fail to appreciate and may decline in value or become worthless.

Hedging Transactions. We may employ hedging techniques to minimize currency exchange rate risks or interest rate risks, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

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

A portfolio company’s failure to satisfy financial or operating covenants could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may need to incur additional expenses to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligations to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Concentration of our assets in an issuer, industry or sector may present more risks than if we were more broadly diversified over numerous issuers, industries and sectors of the economy.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among issuers to ensure that we satisfy diversification requirements for qualification as a RIC for U.S. federal income tax purposes. A downturn in an industry or sector in which we are concentrated would have a larger impact on us than on a company that does not concentrate in an industry or sector. As a result of investing a greater portion of our assets in the securities of a smaller number of issuers, we are classified as a non-diversified company under the 1940 Act. Accordingly, an investment in us may present greater risk than an investment in a diversified company. Furthermore, the Advisor has not made and does not intend to make any determination as to the allocation of assets among different classes of securities. At any point in time we may be highly concentrated in a single type of asset, such as junior unsecured loans or distressed debt. Consequently, events which affect a particular asset class disproportionately could have an equally disproportionate effect on us.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy permits us to purchase securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Risks related to our operations as a BDC

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. We consider BlackRock, Kelso and their affiliates to be affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

•

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and you may experience dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could negatively affect the profitability of our operations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

Loss of status as a RIC would reduce our net asset value and distributable income.

We currently qualify as a RIC under the Code and intend to continue to qualify each year as a RIC. As a RIC we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain distribution requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

If we are unable to qualify for tax treatment as a RIC, we will be subject to corporate-level income tax, which will adversely affect our results of operations and financial condition.

To maintain our qualification as a RIC under the Code, which is required in order for us to distribute our income without tax at the corporate level and to obtain favorable RIC treatment, we must meet certain income source, asset diversification and annual distribution requirements. Satisfying these requirements may require us to take actions we would not otherwise take, such as selling investments at unattractive prices to satisfy diversification, distribution or source of income requirements. In addition, while we are authorized to borrow funds in order to make distributions, under the 1940 Act we are not permitted to make distributions to stockholders while we have debt obligations or other senior securities outstanding unless certain “asset coverage” tests are met. If we fail to qualify as a RIC for any reason and become or remain subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Risks relating to an investment in our common stock

Due to the lack of liquidity of our common stock, you may not be able to sell your investment in us if the need arises or you may realize significantly less from a sale than our net asset value per share.

There is currently no public trading market for our common stock. Our common stock is not freely transferable and stockholders do not have the right to redeem their common stock. The lack of liquidity of our common stock may make it difficult for you to sell your shares if the need arises. In addition, if you need to dispose of your shares, you may realize significantly less than our net asset value per share. Our common stock should be regarded as a long-term investment.

Our principal stockholders have substantial ownership in us, and this control could limit your ability to influence the outcome of key transactions, including a change of control.

Certain of our principal investors through Holding beneficially own, in the aggregate, approximately 94% of the outstanding shares of our common stock. As a result, these investors may be able to exert influence over our management and policies. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company, and ultimately affecting the value of our common stock.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the potential value of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the net asset value of our common stock.

If we do not achieve the public market event on or prior to the fifth anniversary of our inception, we could be subject to termination on the tenth anniversary of our inception, which could cause stockholders to incur a loss or a lower return on their investment.

Although we have filed a Form N-2 registration statement relating to a possible initial public offering of our common stock and have applied to have our common stock approved for quotation on the Nasdaq Global Market, there can be no assurance that we will complete an initial public offering or obtain such listing. In the event we fail to effect an initial public offering of our common stock and the listing of such stock on a national securities exchange or market on or prior to the fifth anniversary of our inception, our Articles of Incorporation provide that we could be subject to termination on the tenth anniversary of our inception and accordingly would be required to liquidate our portfolio of investments, wind up our business and affairs, and be dissolved. The proceeds from the liquidation of our portfolio, net of costs and expenses of winding up our business and affairs, would be distributed to our stockholders, which could result in stockholders receiving less than their original investment or less than the most recent net asset value of our common shares at the time. As a result, stockholders could incur a loss or a lower return on their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 40 East 52nd Street, New York, NY 10022. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM 3.	LEGAL PROCEEDINGS

We and the Advisor are not currently subject to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock.

Holders

At March 27, 2007, there were approximately 407 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) were as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007

We intend to continue to qualify as a regulated investment company, or RIC, under Subchapter M of the Code. To maintain our RIC status, we must distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one-year period ending on October 31st and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

Recent Sales of Unregistered Securities

On July 25, 2005, we completed a private placement of 35,366,589 shares of our common stock, par value $.001 per share, for aggregate gross proceeds of $530,498,845, consisting of cash of $110,780,905 and a contribution of short-term investments and cash equivalents of $419,717,940. The contribution of short-term investments and cash equivalents represented a portion of the consideration for shares of our common stock purchased by BlackRock Kelso Capital Holding LLC, an entity for which the Advisor serves as manager. The transaction was effected in accordance with our valuation procedures governing securities transactions with affiliates and was ratified by our Board of Directors, including the directors that are not “interested persons.”

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

On April 1, 2006, we issued and sold to certain employees of the Advisor in a private placement 54,000 shares of our common stock for aggregate proceeds of $810,000. On January 2, 2007 and February 26, 2007, we issued and sold to the Advisor in private placements a total of approximately 186,289 shares of our common stock for aggregate proceeds of $2,790,665. On February 1, 2007 and March 1, 2007, we issued and sold to certain officers and employees of the Advisor in private placements a total of approximately 90,200 shares of our common stock for aggregate proceeds of $1,353,000. The proceeds of these placements were used for general corporate purposes. These placements were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder for transactions not involving a public offering and based on the fact that the common stock was issued primarily to accredited investors.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The Statement of Operations, Per Share Data and Balance Sheet Data for the year ended December 31, 2006 and for the period from July 25, 2005 (inception of operations) through December 31, 2005 are derived from our financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2006	Period from July 25, 2005* through December 31, 2005
	(dollar amounts in thousands, except per share data)
Statement of Operations Data
Total Investment Income	$53,892	$10,005
Net Expenses:
Before Base Management Fee Waiver	18,314	6,137
After Base Management Fee Waiver(1)	14,000	3,802
Net Investment Income	39,892	6,203
Net Realized and Unrealized Gain	1,662	241
Net Increase in Net Assets Resulting from Operations	41,555	6,444

	Year ended December 31, 2006	Period from July 25, 2005* through December 31, 2005
	(dollar amounts in thousands, except per share data)
Per Share Data:
Net Asset Value at Period End	$14.93	$14.95
Net Investment Income	1.09	0.17
Net Realized and Unrealized Gain	0.04	0.01
Net Increase in Net Assets Resulting from Operations	1.13	0.18
Dividends Declared	1.15	0.20
Balance Sheet Data at Period End:
Total Assets	$766,259	$542,226
Borrowings Outstanding	164,000	—
Total Net Assets	561,800	528,705
Other Data:
Total Return(2)	7.8%	1.0%
Number of Portfolio Companies at Period End	49	26
Value of Long-Term Investments at Period End(3)	$754,168	$137,664
Amount of Investments Sold and Repayments	138,404	1,022
Weighted Average Yield on Long-Term Investments at Period End(3)(4)	12.5%	10.7%

*	Inception of operations.

(1)	The base management fee waiver will not be in effect following any initial public offering of our common stock.

(2)	Total return is based on the change in net asset value per share and takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan. Total return is not annualized. Total return would have been 6.95% for the year ended December 31, 2006 and 0.55% for the period from July 25, 2005 (inception of operations) to December 31, 2005 without the base management fee waiver.

(3)	Excludes investments in closed-end funds, which we consider temporary.

(4)	Yields are computed using interest rates and dividend yields at period end and include amortization of loan origination and other upfront fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment when averaged.

Selected quarterly data (unaudited)

	2006				2005*
	Q4	Q3	Q2	Q1	Q4	Q3
	(dollar amounts in thousands, except per share data)
Total Investment Income	$17,898	$15,116	$12,145	$8,733	$6,406	$3,599
Net Investment Income	$12,207	$11,007	$9,997	$6,680	$4,474	$1,729
Net Realized and Unrealized Gain (Loss)	$(356)	$404	$1,173	$441	$172	$69
Net Increase in Net Assets Resulting from Operations	$11,852	$11,411	$11,170	$7,121	$4,646	$1,798
Net Asset Value per Share at the End of the Quarter	$14.93	$15.04	$15.03	$14.95	$14.95	$15.01

*	From July 25, 2005 (inception of operations).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Selected Financial Data and our financial statements and notes thereto appearing elsewhere in this Annual Report.

Forward-looking statements

In addition to factors previously identified elsewhere in this Annual Report, including the “Risk Factors” section of this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of the Advisor;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	the extent and timing of any share repurchases;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or the Advisor;

•	terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and us and the Advisor;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

This report, and other statements that we may make, may contain forward-looking statements with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

Overview

We were incorporated in Delaware on April 13, 2005 and were initially funded on July 25, 2005. Our investment objective is to provide a combination of current income and capital appreciation. We intend to invest primarily in debt and equity securities of private U.S. middle-market companies.

We are externally managed and have elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

On July 25, 2005, we completed a private placement of 35,366,589 shares of our common stock at a price of $15.00 per share, less a placement fee of $507,407 and legal fees and other offering costs of $657,639. We received approximately $529.3 million in net proceeds from this offering.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make. In the past two years, the senior secured loan market has experienced dramatic growth in new issuance along with narrowing interest rate spreads. These conditions have led to the general weakening of loan covenants and have driven traditional senior lenders to pursue opportunities in the subordinated loan market. We expect these trends to continue and, as a result, the environment for investments in middle-market companies should remain very competitive. Despite these conditions, we expect to be able to continue to utilize our debt and equity capital to grow our long-term investment portfolio. We intend to maintain our disciplined investment process, selectively participating in transactions when our assessment of risk and reward indicates a favorable opportunity.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The SEC recently adopted new rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies and companies whose securities are not listed on a national securities exchange. The new rules also will permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. The new rules became effective November 30, 2006. As a result of these new rules, we are no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding marginable securities.

In addition to the adoption of the rules described above, the SEC also proposed for comment a rule that would include as eligible portfolio companies certain public companies that have listed their securities on a national securities exchange, as long as their public float and/or market capitalization is below a specified level. We will continue to monitor closely any developments with respect to the definition of an eligible portfolio company and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rules, as well as any other regulatory, legislative, administrative or judicial actions in this area.

Revenues

We generate the sale of revenue primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or pay interest in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of a base management fee, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our management agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses incurred by the Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our common shares;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•

all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

During the first year of our operations (through July 2006), the Advisor agreed to waive its right to receive one-half of the base management fee the Advisor would otherwise have been entitled to receive from us. Thereafter, the Advisor waived one-quarter of the amount of the base management fee the Advisor would otherwise have been entitled to receive from us. All of the fee waivers will terminate upon completion of an initial public offering of our common stock.

Additionally, the management agreement provides that the Advisor or its affiliates may be entitled to an Incentive Fee under certain circumstances. The determination of the Incentive Fee will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to our stockholders do not meet an 8.0% annualized rate of return and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return. The determination of the Incentive Fee is subject to any applicable limitations under the 1940 Act and the Advisers Act.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements.

Valuation of portfolio investments

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which represents fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by, or under the direction of, our Board of Directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management;

•

to the extent determined by the audit committee of our Board of Directors, independent valuation firms engaged by our Board of Directors conduct independent appraisals and review management’s preliminary valuations and their own independent assessment;

•	the audit committee of our Board of Directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

•

the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

The types of factors that we may take into account in determining the fair value of our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the loan balance and generally due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, we record any prepayment fees and unamortized loan origination, structuring, closing, commitment and other upfront fees as interest income. We record dividend income on the ex-dividend date.

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the year ended December 31, 2006, upfront fees totaling $4.1 million are being amortized into income over the lives of the respective loans. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment fees. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Federal income taxes

We have elected to be taxed as a RIC under Subchapter M of the Code, and, among other things, have made and intend to make the requisite distributions to our stockholders to relieve us from federal income and excise taxes. In order to qualify as a RIC, we are required to distribute annually at least 90% of investment company taxable income, as defined by the Code, to our stockholders. To avoid federal excise taxes, we must distribute annually at least 98% of our income (both ordinary income and net capital gains).

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Portfolio and investment activity

During the year ended December 31, 2006, we closed a substantial number of new and diverse investments in portfolio companies as a result of our Advisor’s investment platform, favorable market conditions and access to additional financing through the use of the Credit Facility. During the year ended December 31, 2006, we invested approximately $745.7 million across 35 new and five existing portfolio companies. The new investments consisted primarily of senior loans secured by second liens ($370.0 million, or 50% of the 2006 total) and first liens ($169.1 million, or 23%), subordinated debt/corporate notes ($170.6 million, or 23%) and equity securities ($19.1 million, or 3%). Additionally, we received proceeds from sales/repayments of principal of approximately $138.4 million during 2006.

At December 31, 2006, our net portfolio of $757.3 million (at value) consisted of 49 portfolio companies and was invested 71% in senior secured loans, 26% in subordinated debt/corporate notes, 3% in equity investments and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $15 million. Our largest portfolio company investment by value was approximately $42.2 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2006. At December 31, 2005, our net portfolio of $539.4 million (at value) consisted of 26 portfolio companies and was invested 25% in senior secured loans, 1% in subordinated debt/corporate notes, 1% in publicly traded, floating rate closed-end funds, less than 1% in equity investments and 73% in short-term investments (including cash and cash equivalents).

Our weighted average yield on invested capital was 12.5% at December 31, 2006 versus 10.7% at December 31, 2005. The weighted average yields on our subordinated debt/corporate notes and senior secured loans were 13.2% and 12.5%, respectively, at December 31, 2006, versus 10.3% and 10.8%, respectively, at December 31, 2005. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment when averaged. Yields on invested capital exclude common equity investments, closed-end funds, short-term investments, cash and cash equivalents.

At December 31, 2006, 69% of our long-term investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 31% bore interest at fixed rates. At December 31, 2005, more than 98% of our long-term investments bore interest based on floating rates.

Results of operations

Results comparisons are for the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005 (“the period ended December 31, 2005”). Operating results for the period ended December 31, 2005 reflect our initial period of operations, during which our portfolio was primarily invested in temporary investments and are not necessarily indicative of a full year’s results.

Operating income

The increase in operating income compared to the prior period reflects the growth of our portfolio and a full year’s operating results. Investment income totaled $53,892,435 and $10,004,626, respectively, for the year ended December 31, 2006 and the period ended December 31, 2005, of which $39,541,255 and $1,253,427, respectively, were attributable to interest and fees on senior secured loans, $9,577,833 and $8,501,049, respectively, to interest earned on short-term investments and cash equivalents, $4,189,990 and $215,359, respectively, to interest earned on subordinated debt/corporate notes, $461,223 and $34,791, respectively, to dividends from closed-end funds and preferred stock and $122,134 and $0, respectively, to other income.

Operating expenses

The increase in operating expenses compared to the prior period reflects the growth of our portfolio, a full year’s operating results and the incurrence of borrowings under the Credit Facility. Net operating expenses for the year ended December 31, 2006 and the period ended December 31, 2005 were $14,000,212 and $3,801,635, respectively, which consisted of $6,780,053 and $2,334,922, respectively, in base management fees (net of base management fee waivers of $4,314,255 and $2,334,922, respectively), $4,443,298 and $0, respectively, in incentive management fees owed to the Advisor, $760,188 and $508,950, respectively, in administrative services expenses, $486,359 and $333,969, respectively, in professional fees, $286,113 and $233,508, respectively, in director fees, $469,287 and $138,405, respectively, in Advisor expenses, $167,610 and $108,374, respectively, in insurance expenses, $279,432 and $0, respectively, in amortization of debt issuance costs and interest expense related to the Credit Facility, $0 and $57,056, respectively, in expenses related to the organization of the Company and $327,872 and $86,451, respectively, in other expenses.

Net investment income

Net investment income was $39,892,223 and $6,202,991, respectively, for the year ended December 31, 2006 and the period ended December 31, 2005 (which amounts would have been $35,577,968 and $3,868,069, respectively, without base management fee waivers).

Net realized gain

Net realized gain on investments of $479,397 for the year ended December 31, 2006 was the result of $777,548 in net gains realized from the disposition of investments offset by $298,151 in net losses realized on foreign currency transactions during the year. For the period ended December 31, 2005, net realized gain on investments was $1,141 resulting from the disposition of a senior secured loan.

Net unrealized appreciation

For the year ended December 31, 2006 and the period ended December 31, 2005, the change in net unrealized appreciation was $1,183,036 and $240,236, respectively, which was comprised of an increase in net unrealized appreciation on investments of $1,634,063 and $252,276, respectively, a (decrease)/increase in net unrealized depreciation on cash equivalents of $(12,040) and $12,040, respectively, and net unrealized depreciation on foreign currency translations of $463,067 and $0, respectively.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the year ended December 31, 2006 and the period ended December 31, 2005 was $41,554,656 and $6,444,368, respectively. As compared to the prior period, the increase reflects the growth of our portfolio, the transition of the portfolio from temporary to long-term investments and a full year’s operating results.

Financial condition, liquidity and capital resources

During the year, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and subordinated debt/corporate notes, as well as from interest earned on temporary investments and dividends received from closed-end fund holdings. In the future, we may securitize a portion of our investments in senior secured loans or other assets.

Our primary uses of funds for operations during the year ended December 31, 2006 consisted of investments in portfolio companies and payment of fees and other operating expenses incurred by the Company.

Our operating activities resulted in a net use of cash of $450,206,544 for the year ended December 31, 2006.

On March 8, 2006, our Board of Directors authorized the issuance and sale from time to time of up to $2.5 million in aggregate net asset value of shares of our common stock to certain existing and future employees of the Advisor at a price per share equal to the greater of $15.00 or our then current determined net asset value per share at the time of sale. Pursuant to this authorization, on April 1, 2006 we issued and sold to certain employees of the Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000.

On December 6, 2006, we closed on our Credit Facility, which is a $225 million, multi-currency, four year, senior secured credit facility with a group of banks. The Credit Facility provides us with the ability to seek additional commitments to an aggregate amount not to exceed $500 million, subject to certain conditions. The Credit Facility has a stated maturity of December 6, 2010 and the interest rate applicable to borrowings thereunder is LIBOR plus 87.5 basis points. As a BDC, we are permitted to issue senior securities only in amounts such that our asset coverage equals at least 200% after each issuance of senior securities. At December 31, 2006, we had $164 million drawn and outstanding under the Credit Facility, with $61 million available to us.

On February 8, 2007, we increased commitments under the Credit Facility to $400 million by adding new lenders. Additionally, we increased the ability to seek additional commitments under the Credit Facility to an aggregate amount not to exceed $1 billion. We expect that our substantial debt capital resources will provide us with the flexibility to take advantage of market opportunities when they arise.

Our financing activities resulted in the inflow of cash of $164,270,609 for the year ended December 31, 2006, primarily from borrowings under the Credit Facility.

At December 31, 2006, we had $3,036,413 in cash and cash equivalents. In addition, we had $126,375 in foreign currency.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at December 31, 2006 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit Facility Payable(1)	$164	$—	$—	$164	$—

(1)	At December 31, 2006, $61 million remained unused under our Credit Facility.

We have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our gross assets and an incentive fee. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. Pursuant to various other agreements, subsidiaries of PNC provide custodian services, administrative and accounting services, transfer agency and compliance support services to us. Payments under such agreements are generally equal to a percentage of our average net assets plus reimbursement of reasonable expenses, and a base fee. Either party may terminate each of the investment management agreement, administration agreement and such other agreements without penalty upon not less than 60 days’ written notice to the other. See Note 3 to our financials statements for more information.

Off-Balance sheet financing

At December 31, 2006, we had no off-balance sheet contractual obligations or arrangements. At December 31, 2005, we had a $10 million commitment outstanding to fund a senior secured loan.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, and whether that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated (distributions in excess of) net investment income. We are currently evaluating the impact of adopting FIN 48 on financial statements. At this time, the impact to our financial statements has not been determined.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on financial statements. At this time, the impact to our financial statements has not been determined.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) were as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status and obtain favorable RIC tax treatment, we must distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income for the calendar year;

•	98% of our capital gains in excess of capital losses for the one-year period ending on October 31st; and

•	any ordinary income and net capital gains for preceding years that were not distributed during such years.

In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the year ended December 31, 2006 and for the period from July 25, 2005 (inception of operations) through December 31, 2005, these fees totaled $4,060,829 and $906,250, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Recent developments

On March 6, 2007, we filed a Form N-2 registration statement with the SEC that would permit us, after it is declared effective by the SEC, to raise capital through a public offering of our common stock.

On March 28, 2007, we filed a certificate of amendment to our articles of incorporation to increase our authorized capital stock from 40 million shares of common stock to 100 million shares of common stock.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2006, 69% of our long-term investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2006 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $6,600,000, or $0.18 per share, in the value of our net assets at December 31, 2006 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $6,900,000, or $0.18 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the year ended December 31, 2006 and for the period from July 25, 2005 (inception of operations) through December 31, 2005, we did not engage in any interest rate hedging activity.

We may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts.

Details of open forward foreign currency contracts at December 31, 2006 were as follows:

Foreign Currency Sold	Settlement Date	Amount Sold	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Depreciation
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$455,094
Euro	January 10, 2007	500,000 Sold	$639,880	$659,990	$20,110

There were no open forward foreign currency contracts at December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1.

IT EM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Stockholder Meeting filed with the Securities and Exchange Commission on March 16, 2007, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Stockholder Meeting filed with the Securities and Exchange Commission on March 16, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Stockholder Meeting filed with the Securities and Exchange Commission on March 16, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Stockholder Meeting filed with the Securities and Exchange Commission on March 16, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2007 Annual Stockholder Meeting filed with the Securities and Exchange Commission on March 16, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See the Index to Financial Statements on page F-1.

(2)	Financial Statement Schedules – None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	By-laws of the Registrant (1)

4.1	Form of Stock Certificate of the Registrant (3)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (3)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (3)

10.3	Dividend Reinvestment Plan (3)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (3)

10.5	Transfer Agency Services Agreement between PFPC Inc. and the Registrant (3)

10.6	Sub-Administration and Accounting Services Agreement by and among the Registrant, PFPC Inc. and BlackRock Financial Management, Inc. (3)

10.7	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (3)

10.8	Senior Secured Revolving Credit Agreement, dated as of December 6, 2006, between the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (4)

10.9	Amendment No. 1 and Agreement, dated as of February 8, 2007, to the Senior Secured Revolving Credit Agreement, among the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (5)

14.1	Code of Ethics of the Registrant (3)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.

(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.

(2)	Filed with the Registrant’s Form 8-K dated as of March 28, 2007.

(3)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(4)	Previously filed with the Registrant’s Form 8-K dated as of December 6, 2006.

(5)	Previously filed with the Registrant’s Form 8-K dated as of February 8, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying statements of assets and liabilities of BlackRock Kelso Capital Corporation (the “Company”), including the schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005 (“period ended December 31, 2005”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned at December 31, 2006 and 2005 by correspondence with the custodian, the management of the investment funds and the brokers; where replies were not received from the brokers, alternative procedures were performed. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations, changes in its net assets, and cash flows for the year ended December 31, 2006 and period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York March 6, 2007

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	December 31, 2006	December 31, 2005
Assets:
Cash and cash equivalents (amortized cost of $3,036,413 and $288,984,387)	$3,036,413	$288,972,347
Investments, at value (amortized cost of $716,844,625 and $250,184,074)	718,730,964	250,436,350
Affiliate investments, at value (amortized cost of $35,437,060 and $0)	35,437,060	—
Receivable for investments sold	—	996,250
Foreign currency, at value (cost of $119,714 and $0)	126,375	—
Interest receivable	7,759,464	1,656,131
Dividends receivable	43,270	—
Prepaid expenses and other assets	1,125,838	165,363

Total Assets	$766,259,384	$542,226,441

Liabilities:
Payable for investments purchased	$16,260,000	$4,198,296
Unrealized depreciation on forward foreign currency contracts	475,204	—
Credit facility payable	164,000,000	—
Dividend distributions payable	15,803,510	7,073,318
Legal fees (offering costs) payable	—	587,080
Base management fees payable	2,157,082	455,329
Incentive management fees payable	4,443,298	—
Accrued administrative services expenses	366,354	508,950
Interest payable on credit facility	152,793	—
Other accrued expenses and payables	801,221	698,619

Total Liabilities	204,459,462	13,521,592

Net Assets:
Common stock, par value $.001 per share, 40,000,000 common shares authorized, 37,627,405 and 35,366,589 issued and outstanding	37,627	35,367
Paid-in capital in excess of par	563,233,775	529,298,432
Distributions in excess of net investment income	(3,392,549)	(870,327)
Accumulated net realized gain	497,795	1,141
Net unrealized appreciation	1,423,274	240,236

Total Net Assets	561,799,922	528,704,849

Total Liabilities and Net Assets	$766,259,384	$542,226,441

Net Asset Value Per Share	$14.93	$14.95

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations

	Year ended December 31, 2006	July 25, 2005* through December 31, 2005**
Investment Income:
Interest income	$53,309,078	$9,969,835
Dividend income	461,223	34,791
Other income	122,134	—

Total investment income	53,892,435	10,004,626

Expenses:
Base management fees	11,094,308	4,669,844
Incentive management fees	4,443,298	—
Administrative services	760,188	508,950
Professional fees	486,359	333,969
Director fees	286,113	233,508
Investment advisor expenses	469,287	138,405
Insurance	167,610	108,374
Interest and other credit facility expenses	279,432	—
Organizational	—	57,056
Other	327,872	86,451

Expenses before management fee waiver	18,314,467	6,136,557
Base management fee waiver	(4,314,255)	(2,334,922)

Net expenses	14,000,212	3,801,635

Net Investment Income	39,892,223	6,202,991

Realized and Unrealized Gain (Loss):
Net realized gain (loss) on:
Investments	777,548	1,141
Foreign currency	(298,151)	—

Net realized gain (loss)	479,397	1,141

Net change in unrealized appreciation (depreciation):
Investments	1,634,063	252,276
Foreign currency translations	(463,067)	—
Cash equivalents	12,040	(12,040)

Net change in unrealized appreciation (depreciation)	1,183,036	240,236

Net realized and unrealized gain	1,662,433	241,377

Net Increase in Net Assets Resulting from Operations	$41,554,656	$6,444,368

Earnings Per Share	$1.13	$0.18

Basic and Diluted Weighted-Average Shares Outstanding	36,632,218	35,366,589

*	Inception of operations.

**	Certain amounts have been reclassified from administrative services expenses to other expenses to conform to the current year’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets

	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Net Increase in Net Assets Resulting from Operations:
Net investment income	$39,892,223	$6,202,991
Net change in unrealized appreciation (depreciation)	1,183,036	240,236
Net realized gain (loss)	479,397	1,141

Net increase in net assets resulting from operations	41,554,656	6,444,368

Dividend Distributions to Stockholders from:
Net investment income	(42,117,435)	(7,073,318)
Net realized gains	(279,753)	—

Total dividend distributions	(42,397,188)	(7,073,318)

Capital Share Transactions:
Proceeds from shares sold	810,000	530,498,845
Less offering costs	—	(1,165,046)
Reinvestment of dividends	33,127,605

Net increase in net assets resulting from capital share transactions	33,937,605	529,333,799

Total Increase in Net Assets	33,095,073	528,704,849
Net assets at beginning of period	528,704,849	—

Net assets at end of period	$561,799,922	$528,704,849

Capital Share Activity:
Shares issued from subscriptions	54,000	35,366,589
Shares issued from reinvestment of dividends	2,206,816	—

Total increase in shares	2,260,816	35,366,589

Distributions in Excess:
Distributions in excess of net investment income	$(3,392,549)	$(870,327)

*	Inception of operations.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows

	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Operating Activities:
Net increase in net assets resulting from operations	$41,554,656	$6,444,368
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from dispositions (purchases) of short-term investments—net	106,990,928	(106,043,189)
Purchases of long-term investments	(745,727,828)	(144,808,218)
Purchases of foreign currency—net	(413,610)	—
Proceeds from sales/repayments of long-term investments	138,404,643	1,021,610
Net change in unrealized appreciation on investments	(1,634,063)	(252,276)
Net change in unrealized depreciation on foreign currency translations	463,067	—
Net realized gain on investments	(777,548)	(1,141)
Net realized loss on foreign currency	298,151	—
Amortization of premium/discount—net	(986,586)	(353,136)
Decrease (increase) in receivable for investments sold	996,250	(996,250)
Increase in interest receivable	(6,103,333)	(1,656,131)
Increase in dividends receivable	(43,270)	—
Increase in prepaid expenses and other assets	(960,475)	(165,363)
Increase in payable for investments purchased	12,061,704	4,198,296
(Decrease) increase in legal fees (offering costs) payable	(587,080)	587,080
Increase in base management fees payable	1,701,753	455,329
Increase in incentive management fees payable	4,443,298	—
(Decrease) increase in accrued administrative services expenses payable	(142,596)	508,950
Increase in interest payable on credit facility	152,793	—
Increase in other accrued expenses and payables	102,602	698,619

Net cash used in operating activities	(450,206,544)	(240,361,452)

Financing Activities:
Net proceeds from issuance of common stock
Cash	810,000	109,615,859
Contribution of short-term investments and cash equivalents	—	419,717,940
Dividend distributions paid	(33,666,996)	—
Dividend distributions reinvested	33,127,605	—
Borrowings under credit facility	279,000,000	—
Repayments under credit facility	(115,000,000)	—

Net cash provided by financing activities	164,270,609	529,333,799

Net (decrease) increase in cash and cash equivalents	(285,935,934)	288,972,347
Cash and cash equivalents, beginning of period	288,972,347	—

Cash and cash equivalents, end of period	$3,036,413	$288,972,347

Supplemental disclosure of cash flow information:
Cash interest paid during period	$19,911	$—

*	Inception of operations.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Subordinated Debt/Corporate Notes—28.0%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$15,037,500
Al Solutions, Inc., 16.00% (12.00% cash, 4.00% PIK), 12/29/13(d)	Metals	22,000,000		22,000,000	22,000,000	(e)
American Residential Services L.L.C., 15.00% (12.00% cash, 3.00% PIK), 9/28/13	HVAC/ Plumbing Services	20,000,000		20,000,000	20,000,000	(e)
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	40,026,667		40,026,667	39,876,567
Lucite International Luxembourg Finance S.àr.l., PIK Loan, 12.52% PIK (EURIBOR + 9.00%/Q), 7/14/14(f)	Chemicals	13,411,203	(f)	16,526,817	17,391,819
Mattress Giant Corporation, 13.00% (11.00% cash, 2.00% PIK), 8/1/12	Bedding—Retail	13,667,000		13,539,811	13,667,000
MediMedia USA, Inc., 11.38%, 11/15/14, acquired 11/1/06(c)	Information Services	8,000,000		8,081,672	8,380,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	14,000,000		14,000,000	14,000,000	(e)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000		7,000,000	7,017,500

Total Subordinated Debt/Corporate Notes				156,174,967	157,370,386

Senior Secured Loans—103.5%(g)
ALM Media, Inc., Second Lien, 11.11% (LIBOR + 5.75%), 3/7/11	Publishing	39,750,000		39,752,039	39,716,888
American Safety Razor Company, LLC, Second Lien, 11.72% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	10,125,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 11.87% (LIBOR + 4.50% cash, 2.00% PIK), 10/24/10	Plastic Packaging	4,251,515		4,226,310	4,226,310	(e)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 16.37% (LIBOR + 9.00% cash, 2.00% PIK), 4/24/11	Plastic Packaging	1,951,515		1,935,706	1,935,706	(e)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 19.87% (LIBOR + 6.30% cash, 8.20% PIK), 10/24/11	Plastic Packaging	737,955		656,283	656,283	(e)
Bankruptcy Management Solutions, Inc., Second Lien, 11.60% (LIBOR + 6.25%), 7/31/13	Software	24,937,500		24,937,500	25,249,219

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Benchmark Medical Holdings Inc., First Lien, 9.14% (LIBOR + 3.75%), 12/27/12	Rehabilitation Centers	$1,980,000	$1,980,000	$1,920,600
Benchmark Medical Holdings, Inc., Second Lien, 12.87% (LIBOR + 7.50%), 6/27/13	Rehabilitation Centers	9,000,000	9,000,000	8,730,000
Cambridge International, Inc., Second Lien, 11.86% (LIBOR + 6.50%), 11/11/13	Metal Conveyor Belts	20,500,000	20,312,576	20,295,000
Cannondale Bicycle Corporation, Second Lien, 12.35% (LIBOR + 7.00%), 6/5/10	Bicycles/ Apparel	10,000,000	10,000,000	10,000,000	(e)
Champion Energy Corporation et al., First Lien, 10.36% (LIBOR + 5.00%), 6/29/11	Heating and Oil Services	15,000,000	15,000,000	15,000,000	(e)
Champion Energy Corporation et al., Second Lien, 16.00% (12.00% cash, 4.00% PIK), 6/30/12	Heating and Oil Services	20,206,689	19,932,133	19,932,133	(e)
Data Transmission Network Corporation, Second Lien, 13.36% (LIBOR + 8.00%), 9/10/13	Information Services	4,000,000	4,000,000	4,000,000
Delta Air Lines, Inc., Term Loan B, First Lien, 10.12% (LIBOR + 4.75%), 3/16/08	Airlines	1,000,000	1,000,000	1,015,938
Deluxe Entertainment Services Group Inc., Second Lien, 13.61% (LIBOR + 8.25%), 7/28/11	Entertainment	16,000,000	16,000,000	16,440,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.88% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,491,250	3,467,793	3,491,250
DynaVox Systems LLC, Term Loan C, First Lien, 10.38% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000	1,738,195	1,750,000
Eight O’Clock Coffee Company et al., Second Lien, 11.88% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000	14,000,000	14,210,000
Electrical Components International Holdings Company, Second Lien, 11.88% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	20,100,000
Event Rentals, Inc., First Lien, 11.00% (Base Rate + 2.75%), 12/19/13	Party Rentals	15,000,000	14,850,704	15,000,000
Event Rentals, Inc., Acquisition Loan (Unfunded), First Lien, 0.75%, 12/19/09	Party Rentals	15,000,000	15,000,000	15,000,000
Facet Technologies, LLC, Second Lien, 12.37% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(e)
Fitness Together Franchise Corporation, First Lien, 11.62% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,900,000	13,834,539	13,834,539	(e)
Gleason Corporation, Second Lien, 10.88% (LIBOR + 5.50%), 12/30/13	Gear Production Machinery	16,000,000	16,000,000	16,090,000
Haggar Clothing Co., Second Lien, 12.40% (LIBOR + 7.00%), 11/1/11	Apparel	2,500,000	2,479,861	2,500,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 9.12% (LIBOR + 3.75%), 2/27/12	Automobile Repair	$3,719,780	$3,716,355	$3,719,780
Heartland Automotive Services II Inc. et al., Acquisition Loan (Funded), First Lien, 9.38%, (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,740,000	1,740,000	1,740,000
Heartland Automotive Services II Inc. et al., Acquisition Loan (Unfunded), First Lien, 0.75%, 2/27/08	Automobile Repair	1,260,000	1,260,000	1,260,000
HIT Entertainment, Inc., Second Lien, 10.86% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	1,009,688
International Radiology Group, L.L.C. et al., First Lien, 8.60% (LIBOR + 3.25%), 6/30/11	Healthcare Management Services	4,920,455	4,876,235	4,920,455
International Radiology Group, L.L.C. et al., Second Lien, 12.35% (LIBOR + 7.00%), 6/30/12	Healthcare Management Services	10,000,000	9,908,440	10,000,000
Isola USA Corp., First Lien, 10.12% (LIBOR + 4.75%), 12/18/12	Electronics	10,000,000	9,850,206	9,800,100
Isola USA Corp., Second Lien, 13.12% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	25,000,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.85% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(e)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	40,000,000	40,000,000	40,000,000	(e)
MacAndrews Deluxe Holdings LLC, First Lien, 13.00%, 7/28/11	Entertainment	14,000,000	14,000,000	14,052,500
MCCI Group Holdings, LLC, Second Lien, 14.25% (Base Rate + 6.00%), 6/21/13	Healthcare Services	29,000,000	28,927,836	29,000,000
Oriental Trading Company, Inc., Second Lien, 11.47% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	3,000,000
Precision Parts International Services Corp. et al., First Lien, 9.24% (LIBOR + 3.75%), 9/30/11	Automotive Parts	4,915,181	4,915,181	4,915,181
Premier Yachts, Inc. et al., Term A, First Lien 9.10% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,761,904	7,725,431	7,723,094
Premier Yachts, Inc. et al., Term B, First Lien, 12.35% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,750,000	1,741,702	1,741,250
Prism Business Media Holdings, Inc., Second Lien, 11.38% (LIBOR + 6.00%), 9/30/13	Information Services	11,000,000	10,990,588	10,990,837
Professional Paint, Inc., Second Lien, 11.13% (LIBOR + 5.75%), 5/31/13	Paint and Coatings	16,000,000	16,000,000	16,120,000
QTC Acquisition Inc., Second Lien, 11.85% (LIBOR + 6.50%), 5/10/13	Disability Evaluations	23,000,000	22,940,221	23,057,500

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Robertson Aviation, L.L.C., First Lien, 8.92% (LIBOR + 3.50%), 4/19/13	Aviation Fuel Systems	$4,603,817	$4,593,121	$4,626,836
Stolle Machinery Company, LLC, Second Lien, 11.36% (LIBOR + 6.00%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,585,000
Sunrise Medical LTC LLC et al., Second Lien, 11.87% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,436,000
Total Safety U.S. Inc., Second Lien, 11.85% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	9,045,000
United Subcontractors, Inc., Second Lien, 12.86% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	9,500,000
Wastequip, Inc., Second Lien, 10.85% (LIBOR + 5.50%), 7/15/12	Waste Management Equipment	500,000	500,000	502,500
Wembley, Inc., Second Lien, 9.70% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	1,012,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 11.36% (LIBOR + 6.00%), 3/30/11	Restaurants	7,350,000	7,350,000	7,114,000	(e)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 14.36% (LIBOR + 9.00%), 3/30/11	Restaurants	8,000,000	8,000,000	7,678,000	(e)

Total Senior Secured Loans			581,038,955	581,769,087

Preferred Stock—2.1%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	900,000	(e)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(e)
Tygem Holdings, Inc., 8.00%(d)	Metals	10,789,367	10,826,867	10,826,867	(e)

Total Preferred Stock			11,914,367	11,914,367

Common Stock—1.0%(h)
Facet Holdings Corp.	Medical Devices	10,000	100,000	100,000	(e)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	62,500	(e)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	2,050,000	(e)
Tygem Holdings, Inc.(d)	Metals	3,596,456	3,608,956	3,608,956	(e)

Total Common Stock			5,821,456	5,821,456

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Limited Partnership Interest—0.1%(h)
ARS Co-Investors, L.P.(i)	HVAC/Plumbing Services	—	$324,216	$324,216	(e)

Equity Warrants—0.2%(h)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	50,900	(e)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
Champion Energy Corporation, expire 6/29/16	Heating and Oil Services	15,900	300,000	300,000	(e)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	56,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	512,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	64,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	24,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	9,000	(e)

Total Equity Warrants			1,055,112	1,015,900

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			756,329,073	758,215,412
UNEARNED INCOME—(0.7)%			(4,047,388)	(4,047,388)

TOTAL INVESTMENTS—134.2%			$752,281,685	754,168,024

OTHER ASSETS & LIABILITIES (NET)—(34.2)%				(192,368,102)

NET ASSETS—100.0%				$561,799,922

(a)	Unaudited.

(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership interest and equity warrants.

(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 5.4% of net assets at December 31, 2006.

(d)	These securities are considered “controlled” investments under the Investment Company Act of 1940. The aggregate fair value of these investments (net of unearned income) is $35,437,060, or 6.3% of net assets, at December 31, 2006.

(e)	Fair value of this investment determined by or under the direction of our Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $221,405,554, or 39.4% of net assets, at December 31, 2006.

(f)	Non-U.S. company. Principal amount is denominated in Euro (€).

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

(g)	Approximately 83% of the senior secured loans to our portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2006 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(h)	Non-income producing securities.

(i)	The Company is the sole limited partner in ARS Co-Investors, L.P., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2005

Portfolio Company(a)	Industry(b)	Principal Amount or Number of Shares/Units	Cost(c)	Fair Value
SHORT-TERM INVESTMENTS—20.1%
Asset-Backed Security—2.8%
RACERS Trust, Series 2005-17-O, 4.39% (LIBOR + 0.02%/Q), 8/21/06, acquired 8/29/05(d)	Asset-Backed Security	$15,000,000	$15,000,000	$15,006,300

Certificates of Deposit—5.7%
DEFPA BANK plc, New York, 4.53%, 10/16/06	Banking	15,000,000	15,000,000	14,961,713
Washington Mutual Bank N.A., 4.46%, 3/28/06	Banking	15,000,000	15,000,000	14,999,820

Total Certificates of Deposit		$30,000,000	30,000,000	29,961,533

Commercial Paper—11.6%
Barclays US Funding Corp., 4.24%, 2/3/06	Banking	$26,000,000	25,900,019	25,900,019
BNP Paribas (Canada), 3.83%, 1/24/06	Banking	1,500,000	1,496,397	1,496,397
Credit Suisse First Boston USA, Inc., 3.83%, 1/27/06	Securities Broker and Dealer	8,000,000	7,978,626	7,978,626
Morgan Stanley & Co. Incorporated, 4.08%, 8/4/06	Securities Broker and Dealer	26,000,000	26,000,000	26,003,120

Total Commercial Paper		61,500,000	61,375,042	61,378,162

TOTAL SHORT-TERM INVESTMENTS		$106,500,000	106,375,042	106,345,995

LONG-TERM INVESTMENTS—27.3%
Subordinated Debt / Corporate Notes—1.3%
First Mercury Holdings, Inc., 12.33% (LIBOR + 8.00%/Q), 8/15/12, acquired 8/12/05(d)	Insurance	$1,800,000	1,782,965	1,831,500
InSight Health Services Corp., 9.17% (LIBOR + 5.25%/Q), 11/1/11, acquired 9/16/05(d)	Diagnostic Imaging	2,500,000	2,488,066	2,375,000
Select Medical Holdings Corporation, 9.93% (LIBOR + 5.75%/S), 9/15/15, acquired 9/15/05(d)	Specialty Hospitals	2,500,000	2,500,000	2,512,500

Total Subordinated Debt/Corporate Notes		$6,800,000	6,771,031	6,719,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2005

Portfolio Company(a)	Industry(b)	Principal Amount or Number of Shares/Units	Cost(c)	Fair Value
Senior Secured Loans—24.8%(e)
Applied Tech Products Corp. et al., Tranche A, First Lien, 8.91% (LIBOR + 4.50%), 10/24/10	Plastic Packaging	$4,251,515	$4,219,701	$4,219,629	(f)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 13.41% (LIBOR + 9.00%), 4/24/11	Plastic Packaging	1,951,515	1,932,040	1,932,000	(f)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 16.91% (LIBOR + 6.30% cash, 6.20% PIK), 10/24/11	Plastic Packaging	696,970	598,331	598,145	(f)
Benchmark Medical Holdings Inc., First Lien, 9.00% (Base Rate + 1.75%), 12/27/12	Rehabilitation Centers	2,000,000	2,000,000	2,015,000
Benchmark Medical Holdings Inc., Second Lien, 13.00% (Base Rate + 5.75%), 6/27/13	Rehabilitation Centers	9,000,000	9,000,000	9,000,000
Bushnell Performance Optics, First Lien, 7.53% (LIBOR + 3.00%), 8/19/11	Leisure Products	1,000,000	1,000,000	1,012,469
Cannondale Bicycle Corporation, Second Lien, 11.53% (LIBOR + 7.00%), 6/5/10	Bicycles/ Apparel	10,000,000	10,000,000	10,000,000	(f)
Champion Energy Corporation et al., First Lien, 13.38% (LIBOR + 9.00%), 6/30/09	Heating and Oil Services	18,000,000	18,000,000	18,000,000	(f)
Clean Earth Inc., Tranche B, First Lien, 7.39% (LIBOR + 3.00%), 10/17/11	Environmental Services	1,500,000	1,500,000	1,515,000
Delta Air Lines, Inc., Term Loan B, First Lien, 11.01% (LIBOR + 6.50%), 3/16/08	Airlines	1,000,000	1,000,000	1,036,750
Eight O’Clock Coffee Company, First Lien, 7.44% (LIBOR + 3.00%), 11/14/11	Coffee Distributor	3,000,000	3,000,000	3,022,500
Eight O’Clock Coffee Company, Second Lien, 11.44% (LIBOR + 7.00%), 11/14/12	Coffee Distributor	12,000,000	12,000,000	12,000,000
Event Rentals, Inc., First Lien, 9.94% (LIBOR + 5.25%), 11/17/11	Party Rentals	14,454,545	14,454,545	14,454,545	(f)
Event Rentals, Inc., Acquisition Loan (Funded), First Lien, 9.92% (LIBOR + 5.25%), 11/17/11	Party Rentals	9,847,159	9,847,159	9,847,159	(f)
Event Rentals, Inc., Acquisition Loan (Unfunded), First Lien, 0.50%, 11/18/07	Party Rentals	2,198,295	2,198,295	2,198,295	(f)
Haggar Clothing Co., Second Lien, 11.51% (LIBOR + 7.00%), 11/1/11	Apparel	2,500,000	2,500,000	2,500,000
The Hertz Corporation, Tranche B, First Lien, 8.50% (Base Rate + 1.25%), 12/21/12	Automobile and Equipment Rental	2,000,000	2,000,000	2,022,500

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2005

Portfolio Company(a)	Industry(b)	Principal Amount or Number of Shares/Units	Cost(c)	Fair Value
HIT Entertainment, Inc., Second Lien, 9.71% (LIBOR + 5.50%), 2/26/13	Entertainment	$1,000,000	$1,000,000	$990,000
Houghton International Inc., First Lien, 9.25% (Base Rate + 2.00%), 12/15/11	Specialty Chemicals	5,000,000	5,000,000	5,043,750
MD Beauty, Inc., Second Lien, 11.25% (LIBOR + 7.00%), 2/18/13	Cosmetics	3,000,000	3,000,000	3,022,500
Metaldyne Corporation et al., First Lien, 8.58% (LIBOR + 4.50%), 12/31/09	Automotive Parts	998,741	988,476	1,001,237
NTELOS Inc., Second Lien, 9.39% (LIBOR + 5.00%), 2/24/12	Telecommunications	2,000,000	1,984,276	2,020,000
PBI Media, Inc., Second Lien, 10.24% (LIBOR + 6.00%), 9/30/13	Information Services	6,000,000	5,990,032	5,940,000
Precision Parts International Services Corp. et al., First Lien, 7.98% (LIBOR + 3.75%), 9/30/11	Automotive Parts	3,000,000	3,000,000	3,022,501
QTC Acquisition Inc., Second Lien, 10.84% (LIBOR + 6.50%), 5/10/13	Disability Evaluations	10,000,000	10,000,000	10,075,000
US Investigations Services, Inc., Tranche B, First Lien, 7.00% (LIBOR + 2.50%), 10/14/12	Investigative Services	1,995,000	1,995,000	1,999,988
U.S. Security Holdings, Inc., First Lien, 7.27% (LIBOR + 3.25%), 2/29/12	Security Services	983,400	983,400	990,776
Wastequip, Inc., Second Lien, 10.53% (LIBOR + 6.00%), 7/15/12	Waste Management Equipment	500,000	500,000	506,250
Wembley, Inc., Second Lien, 7.83% (LIBOR + 3.75%), 8/23/12	Gaming	1,000,000	1,000,000	1,006,250

Total Senior Secured Loans		$130,877,140	130,691,255	130,992,244

Closed-End Funds—1.4%
Eaton Vance Floating-Rate Income Trust	Closed-End Fund	175,000	2,988,408	2,952,250
Nuveen Floating Rate Income Fund	Closed-End Fund	94,400	1,159,147	1,188,496
PIMCO Floating Rate Strategy Fund	Closed-End Fund	170,000	2,997,026	3,036,200

Total Closed-End Funds			7,144,581	7,176,946

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2005

Portfolio Company(a)	Industry(b)	Principal Amount or Number of Shares/Units	Cost(c)	Fair Value
Equity Warrants—0.0%(g)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	$470	$—	$—	(f)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(f)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,114	90,114	(f)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(f)

Total Equity Warrants			90,114	90,114

TOTAL LONG-TERM INVESTMENTS INCLUDING UNEARNED INCOME			144,696,981	144,978,304
UNEARNED INCOME—(0.2)%			(887,949)	(887,949)

TOTAL LONG-TERM INVESTMENTS			143,809,032	144,090,355

TOTAL INVESTMENTS—47.4%			$250,184,074	250,436,350

OTHER ASSETS & LIABILITIES (NET)—52.6%				278,268,499

NET ASSETS—100.0%				$528,704,849

(a)	None of our portfolio companies are “controlled” or “affiliated” as defined in the Investment Company Act of 1940.

(b)	Unaudited.

(c)	Represents amortized cost for fixed income securities and unearned income, and cost for closed-end funds and equity warrants.

(d)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 4.1% of net assets at December 31, 2005.

(e)	Approximately 98% of the senior secured loans to our portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest rate reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2005 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(f)	Fair value of this investment determined by or under the direction of our Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $60,451,938, or 11.4% of net assets, at December 31, 2005.

(g)	Equity warrants are non-income producing securities.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Notes to Financial Statements

1. Organization

BlackRock Kelso Capital Corporation (the “Company”) was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company, or RIC, under the Internal Revenue Code of 1986 (the “Code”). The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

On July 25, 2005, the Company completed a private placement (the “Offering”) of 35,366,589 shares of its common stock, par value $.001 per share (the “Common Stock”), at a price of $15.00 per share. Net proceeds from the Offering of $529,333,799 reflect the payment of a placement fee of $507,407 and legal fees and other offering costs of $657,639.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The significant accounting policies consistently followed by the Company are:

(a)	Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for many of the investments in its portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to the Company’s investments for which market quotations are not readily available, the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

(i)	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Investment Advisor”), responsible for the portfolio investment;

(ii)	Preliminary valuation conclusions are then documented and discussed with senior management;

(iii)	To the extent determined by the audit committee of the Board of Directors, independent valuation firms engaged by the Board of Directors conduct independent appraisals and review management’s preliminary valuations and their own independent assessment;

(iv)	The audit committee of the Board of Directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

(v)	The Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Investment Advisor, the respective independent valuation firms and the audit committee.

The types of factors that the Company may take into account in fair value pricing its investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to the financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

The carrying value of the Company’s financial instruments approximate fair value. The carrying value of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturity. The carrying value of the Company’s credit facility payable approximates fair value because it bears interest at a variable rate, based on current market.

(b)	Cash equivalents include short-term investments in money market instruments with remaining maturities when purchased of three months or less.

(c)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d)	Gains or losses on the sale of investments are calculated using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Interest income is not accrued if collection is deemed doubtful or the related investment is in default. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance and which generally becomes due at maturity, PIK interest is not accrued if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Dividend income is recorded on the ex-dividend date. Expenses are recorded on an accrual basis.

(f)	Organizational costs of the Company were expensed as incurred. Offering costs were charged against paid-in capital.

(g)	The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income and excise taxes. Therefore, no provision has been recorded for federal income or excise taxes.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains).

In accordance with GAAP, book and tax basis differences relating to distributions to stockholders and other permanent book and tax differences are reclassified to capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(h)	Dividends and distributions to common stockholders are recorded on the ex-date. The amount to be paid out as a dividend is determined by the Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) were as follows:

Dividend amount per share outstanding	Record date	Pay date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006

Dividend amount per share outstanding	Record date	Pay date
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash dividend, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends.

(i)	The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contract.

Details of open forward foreign currency contracts at December 31, 2006 were as follows.

Foreign Currency Sold	Settlement Date	Amount Sold	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Depreciation
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$455,094
Euro	January 10, 2007	500,000 Sold	$639,880	$659,990	$20,110

There were no open forward foreign currency contracts at December 31, 2005.

(j)	Foreign currency amounts are translated into United States dollars on the following basis:

(i)	market value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of each month; and

(ii)	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated (distributions in excess of) net investment income. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact in the Company’s financial statements.

3. Agreements and related party transactions

The Company has entered into an Investment Management Agreement (the “Management Agreement”) with the Investment Advisor, under which the Investment Advisor, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Advisor receives a base management fee (the “Management Fee”) from the Company at an annual rate of 2.0% of the Company’s total assets, including any assets acquired with the proceeds of leverage. For services rendered under the Management Agreement during the period commencing from July 25, 2005, the closing of the Offering (the “Closing”), through July 25, 2006, the Management Fee was payable monthly in arrears. For services rendered under the Management Agreement after that time, the Management Fee is paid quarterly in arrears.

The Investment Advisor has contractually agreed to waive its rights to receive one-half of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company until the first date on which 90% of the assets of the Company are invested in portfolio companies in accordance with the Company’s investment objective, excluding investments in cash, cash equivalents, U.S. Government securities and other high-quality debt investments that mature in one year or less from the date of investment, or the first anniversary of the Closing, whichever is sooner (the “Ramp-Up Date”). The Ramp-Up Date occurred on July 25, 2006. Thereafter, the Investment Advisor has agreed to waive, until such time as the Company has completed an initial public offering of its Common Stock and listed its Common Stock on a national securities exchange or market (collectively, the “Public Market Event”), one-quarter of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company. In addition, the Investment Advisor has agreed to (a) waive Management Fees for any calendar year in excess of approximately $11.9 million until the earlier of (i) such time as the Company has completed the Public Market Event or (ii) the fourth anniversary of the Company’s inception of operations and (b) waive Management Fees in excess of approximately $5.6 million during the fifth year of the Company’s operations unless the Company has completed the Public Market Event.

For the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Investment Advisor earned $6,780,053 and $2,334,922, respectively, in base management fees, net of the waiver provision, from the Company.

The Management Agreement provides that the Investment Advisor or its affiliates may be entitled to an incentive management fee (the “Carried Interest”) under certain circumstances. The determination of the Carried Interest, as described in more detail below, will result in the Investment Advisor or its affiliates receiving no Carried Interest payments if returns to Company stockholders, as described in more detail below, do not meet an 8.0% annualized rate of return and will result in the Investment Advisor or its affiliates receiving less than the full amount of the Carried Interest percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return. The determination of the Carried Interest is subject to any applicable limitations under the 1940 Act and the Investment Advisers Act of 1940.

Commencing on the Ramp-Up Date, the Company will pay to the Investment Advisor or its affiliates at the same time as, and not in advance of, any distributions in respect of the Company’s Common Stock, (i) 50% of the amount by which the cumulative distributions and amounts distributable to the holders of the Common Stock of the Company exceed an 8% annualized rate of return on net asset value until the Investment Advisor or its affiliates have received from the Company an amount equal to 20% of the sum of the cumulative amounts distributed pursuant to this paragraph and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company’s Common Stock, and (ii) thereafter an amount equal to 20% of the sum of the amount distributed pursuant to this paragraph and the cumulative amounts of net income (including realized capital gains in excess of realized capital losses) in excess of net unrealized capital depreciation distributed to the holders of the Company’s Common Stock. After the Public Market Event, if any, the amounts above will be measured and paid quarterly on a rolling four-quarter basis and will take into account any decrease in net unrealized depreciation during the measurement period to the extent such decrease did not exceed the net amount of capital depreciation at the beginning of such period and does not exceed the excess of cumulative realized capital gains over cumulative realized capital losses.

For the period from July 25, 2006 through December 31, 2006, the Investment Advisor earned $4,443,298 in incentive management fees, or Carried Interest, from the Company. No incentive management fees were earned prior to July 25, 2006.

The Management Agreement provides that the Company will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to the Company. For the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Company incurred $469,287 and $138,405, respectively, for costs and expenses reimbursable to the Investment Advisor under the Management Agreement.

No person who is an officer, director or employee of the Investment Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Investment Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company has also entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. For the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Company incurred $588,741 and $435,483, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

From time to time, the Investment Advisor or the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Investment Advisor or the Administrator, as the case may be, for such amounts paid on its behalf. Reimbursements to the Investment Advisor for the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, were $1,053,392 and $0, respectively. Reimbursements to the Administrator for the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, were $33,829 and $198,875, respectively.

PFPC Inc. (“PFPC”), a subsidiary of PNC, provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of the Company’s average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. PFPC Trust Company may charge the Company additional fees for cash overdraft balances or for sweeping excess cash balances.

For the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Company accrued $216,365 and $83,919, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements.

On July 25, 2005, in connection with the closing of the Offering, the Company issued approximately 33,333,333 shares of its common stock to BlackRock Kelso Capital Holding LLC, an entity for which the Investment Advisor serves as manager, in exchange for total consideration of $500,000,000 ($15.00 per share), consisting of $80,282,060 in cash and a portfolio of short-term investments and cash equivalents valued at $419,717,940. The transaction was effected in accordance with the Company’s valuation procedures governing securities transactions with affiliates and was ratified by the Board of Directors.

On March 8, 2006, our Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of our common stock to certain existing and future employees of the Investment Advisor at a price per share equal to the greater of $15.00 or our most recently determined net asset value per share at the time of sale. Pursuant to this authorization, on April 1, 2006 we issued and sold to certain employees of the Investment Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, on February 1 and March 1, 2007, we issued and sold to certain employees of the Advisor in private placements a total of approximately 90,200 shares of common stock for aggregate proceeds of $1,353,000.

On August 10, 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an unlimited number of shares of the Company’s common stock to the Investment Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the Advisor for employee compensation and other purposes. Pursuant to this authorization, on January 2, 2007, the Company issued and sold to the Advisor in a private placement 52,956 shares of common stock for aggregate proceeds of $790,665. Also pursuant to this authorization, on February 26, 2007, the Company issued and sold to the Advisor in a private placement approximately 133,333 shares of common stock for aggregate proceeds of $2,000,000.

At December 31, 2006, the Investment Advisor beneficially owned indirectly approximately 775,000 shares of the Company’s Common Stock, representing approximately 2.1% of the total shares outstanding. At December 31, 2006, other entities affiliated with the Administrator and PFPC beneficially owned indirectly approximately 2,475,000 shares of the Company’s Common Stock, representing approximately 6.6% of the total shares outstanding. These percentages of shares outstanding did not change appreciably from December 31, 2005. At December 31, 2006 and 2005, an entity affiliated with the Administrator and PFPC owned 36.5% of the members’ interests of the Investment Advisor.

On September 29, 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) announced that they had completed the plan entered into February 15, 2006 to merge Merrill Lynch’s investment management business, Merrill Lynch Investment Managers (“MLIM”), and BlackRock to create a new independent asset management company with over $1 trillion in assets under management. The new company operates under the BlackRock name and is governed by a board of directors with a majority of independent members. As a result of the transaction, Merrill Lynch owns approximately 49% of the combined company (with a 45% voting interest therein). PNC retained approximately a 34% ownership of the combined company, and the remainder is held by employees and public stockholders. Prior to September 29, 2006, BlackRock was majority owned by PNC.

The Company earned $335,362 in interest income on investments in money market securities issued by MLIM or its former affiliates for the year ended December 31, 2006 and $337,180 for the period July 25, 2005 (inception of operations) through December 31, 2005. The Company held $26,750,000 in money market securities issued by MLIM or its former affiliates at December 31, 2005, representing approximately 5.1% of the Company’s net assets. No MLIM-affiliated investments were held by the Company at December 31, 2006. From time to time, former affiliates of MLIM may serve as broker/dealer or agent for the Company or for portfolio companies in which the Company invests. For the period July 25, 2005 (inception of operations) through December 31, 2006, the Company did not make any payments to former MLIM affiliates for such services.

4. Organizational expenses and offering costs

A portion of the proceeds of the Offering was used to pay organizational expenses and offering costs of $57,056 and $1,165,046, respectively, during the period from July 25, 2005 (inception of operations) through December 31, 2005. Organizational expenses were charged to expense as incurred. Offering costs have been charged against paid-in capital in excess of par.

5. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005.

	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Numerator for basic and diluted net increase in net assets per share	$41,554,656	$6,444,368
Denominator for basic and diluted weighted average shares	36,632,218	35,366,589
Basic/diluted net increase in net assets per share resulting from operations	$1.13	$0.18

*	Inception of operations.

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the above periods.

6. Purchases and sales/repayments of investments

Excluding short-term investments, the Company’s purchases of investments for the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005 totaled $745,727,828 and $144,808,218, respectively. Sales/repayments of long-term investments for the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005 were $138,404,643 and $1,021,610, respectively.

7. Credit agreement and borrowings

On December 6, 2006, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent for the lenders. Under the Credit Agreement, the lenders have agreed to extend credit to the Company in an aggregate principal amount not to exceed $225 million at any one time outstanding. The Credit Agreement is a four-year revolving facility (with a stated maturity date of December 6, 2010) and is secured by substantially all of the assets in the Company’s portfolio. Subject to certain exceptions, the interest rate payable under the Credit Agreement is 87.5 basis points over LIBOR. The Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. In addition to the asset coverage ratio described above, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that will apply different advance rates to different types of assets in the Company’s portfolio. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility to a maximum of $500 million under certain circumstances. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At December 31, 2006, the Company had $164,000,000 (at value) drawn on the revolving credit facility. The weighted average annual interest cost for the year ended December 31, 2006 was 7.39%, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility. At December 31, 2006, the Company had outstanding a conversion notice pursuant to which $50,000,000 of the amount drawn on the credit facility will be converted from a prime rate borrowing to a LIBOR borrowing effective as of January 2, 2007.

The average debt outstanding on the credit facility was $81,157,895 for the period that borrowings were outstanding from December 11, 2006 through December 31, 2006. The maximum amount borrowed during this period was $204,000,000. The remaining amount available under the facility was $61,000,000 at December 31, 2006.

At December 31, 2006, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

On February 8, 2007, the Company increased commitments under the Credit Facility to $400 million by adding new lenders. Additionally, the Company increased the ability to seek additional commitments under the Credit Facility to an aggregate amount not to exceed $1 billion.

8. Commitments and contingencies

At December 31, 2005, the Company had a $10 million commitment outstanding to fund a senior secured loan. There were no such commitments outstanding at December 31, 2006.

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.

9. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the year ended December 31, 2006 and during the period July 25, 2005 (inception of operations) through December 31, 2005.

	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Per Share Data:
Net asset value, beginning of period	$14.95	$—

Gross proceeds from Offering	—	15.00
Offering costs	—	(0.03)

Net proceeds from Offering	—	14.97

Net investment income	1.09	0.17
Net realized and unrealized gain	0.04	0.01

Total from investment operations	1.13	0.18

Less dividend distributions to stockholders from:
Net investment income	(1.14)	(0.20)
Net realized gains	(0.01)	—

Total dividend distributions	(1.15)	(0.20)

Net decrease in net assets	(0.02)	(0.02)

Net asset value, end of period	$14.93	$14.95

Total return(1)(2)	7.76%	1.00%
Ratios / Supplemental Data:
Ratio of expenses to average net assets
Before management fee waiver	3.31%	2.64	%(3)
After management fee waiver	2.53%	1.63	%(3)
Ratio of net investment income to average net assets	7.21%	2.67	%(3)
Net assets, end of period	$561,799,922	$528,704,849
Portfolio turnover(2)	36%	2%

(1)	Total return is based on the change in net asset value per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. Total return is not annualized.

(2)	Not annualized.

(3)	Annualized.

*	Inception of operations.

10. Affiliate investments

During the year ended December 31, 2006, the Company made investments in securities issued by companies considered to be “controlled” as defined by the Investment Company Act of 1940. No such investments were made during the fiscal period ended December 31, 2005.

Portfolio company	Investment	Par/shares	Percentage of equity held	Affiliated income earned during the year ended December 31, 2006		Fair value at December 31, 2006
Controlled investments—Majority owned:
Tygem Holdings, Inc.	Preferred Stock	10,789,367	70.4%	$—		$10,826,867
Tygem Holdings, Inc.(1)	Common Stock	3,596,456	70.4%	—		3,608,956
Al Solutions, Inc.(2)	Subordinated Debt	22,000,000	70.4%	20,729		22,000,000
	16.00%, 12/29/13
Less: Unearned Income Relating to Al Solutions, Inc. Subordinated Debt						(998,763)

Affiliate Investment Totals				$20,729	(3)	$35,437,060

(1)	Non-income producing security.

(2)	Tygem Holdings, Inc. owns all of the common stock of Al Solutions, Inc.

(3)	Amount is included in interest income of the accompanying Statement of Operations.

11. Federal tax information

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain, as appropriate, in the period that the differences arise. The following permanent differences as of December 31, 2006, attributable to transactions involving foreign securities and other differences between financial reporting and tax accounting, were reclassified for tax purposes as follows:

Increase accumulated net realized gain	$297,010
Decrease distributions in excess of net investment income	$(297,010)

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2006:

Net increase in net assets resulting from operations	$41,554,656
Net unrealized appreciation not taxable	(1,183,036)
Post-October 31, 2006 foreign currency losses	524,730
Section 1256 foreign currency contracts mark-to-market	(475,204)
Origination, structuring, closing, commitment and other upfront fees currently taxable, deferred for book purposes	3,011,353
Expenses currently deductible	(4,117)

Taxable income before deductions for distributions	$43,428,382

At December 31, 2006, the cost of investments for tax purposes was $755,915,502, resulting in net unrealized appreciation of $2,299,910, which was comprised of gross unrealized appreciation and depreciation of $4,173,835 and $1,873,925, respectively. At December 31, 2005, the cost of investments for tax purposes was $251,072,023, resulting in net unrealized appreciation of $252,276, which was comprised of gross unrealized appreciation and depreciation of $514,853 and $262,577, respectively.

At December 31, 2006, the components of accumulated losses on a tax basis and reconciliation to accumulated losses on a book basis were as follows:

Undistributed ordinary income—net	$1,000,495
Undistributed net realized gains	104,929
Unrealized gains—net	1,423,274
Section 1256 foreign currency contracts mark-to-market	475,204
Origination, structuring, closing, commitment and other upfront fees currently taxable, deferred for book purposes	(3,899,302)
Post-October foreign currency losses	(524,730)
Expenses not currently deductible	(51,350)

Total accumulated losses—net, book basis	$(1,471,480)

The difference between book-basis unrealized gains and tax-basis unrealized losses is attributable to the book deferral of origination, structuring, closing, commitment and other upfront fees. Expenses not currently deductible are a book/tax temporary difference attributable to certain organizational expenses.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. The estimated tax character of distributions paid or declared during the year ended December 31, 2006 and during the period from July 25, 2005 (inception of operations) through December 31, 2005 was as follows:

Fiscal year/ period ended	Ordinary income	Amount per share*	Long-term capital gain	Amount per share*	Total distributions	Total amount per share*
December 31, 2006	$42,382,231	$1.15	$14,957	$0.00	$42,397,188	$1.15
December 31, 2005	$7,073,318	$0.20	—	—	$7,073,318	$0.20

*	Rounded to the nearest $0.01.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

By:	/s/ James R. Maher
James R. Maher
Chairman of the Board and Chief Executive Officer March 28, 2007

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

SIGNATURE	TITLE	DATE

/s/ James R. Maher James R. Maher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 28, 2007

/s/ Frank D. Gordon Frank D. Gordon	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 28, 2007

/s/ Jerrold B. Harris Jerrold B. Harris	Director	March 28, 2007

/s/ William E. Mayer William E. Mayer	Director	March 28, 2007

/s/ François de Saint Phalle François de Saint Phalle	Director	March 28, 2007

/s/ Maureen K. Usifer Maureen K. Usifer	Director	March 28, 2007