Form 10-Q
period 2007-03-31
BlackRock Kelso Capital CORP
filed 2007-05-10
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 9, 2007, was 40,034,983.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. BlackRock Kelso Capital Corporation (the “Company”) cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in the Company’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(2)	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company’s assets;

(3)	the relative and absolute investment performance and operations of the Company’s investment adviser, BlackRock Kelso Capital Advisors LLC (the “Investment Advisor”);

(4)	the impact of increased competition;

(5)	the impact of future acquisitions and divestitures;

(6)	the unfavorable resolution of legal proceedings;

(7)	the extent and timing of any share repurchases;

(8)	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

(9)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Investment Advisor;

(10)	terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Investment Advisor;

(11)	the ability of the Investment Advisor to attract and retain highly talented professionals;

(12)	fluctuations in foreign currency exchange rates; and

(13)	the impact of changes to tax legislation and, generally, the tax position of the Company.

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	March 31, 2007 (Unaudited)	December 31, 2006
Assets:
Investments at fair value:
Non-affiliate investments (amortized cost of $879,388,660 and $716,844,625)	$884,394,607	$718,730,964
Control investments (amortized cost of $35,472,194 and $35,437,060)	35,463,238	35,437,060
Affiliate investments (amortized cost of $35,050,000)	35,116,660	—

Total investments at fair value	954,974,505	754,168,024
Cash and cash equivalents	5,330,578	3,036,413
Receivable for investments sold	287,500	—
Foreign currency, at value (cost of $121,505 and $119,714)	128,800	126,375
Interest receivable	13,011,041	7,759,464
Dividends receivable	303,747	43,270
Prepaid expenses and other assets	1,007,406	1,125,838

Total Assets	$975,043,577	$766,259,384

Liabilities:
Payable for investments purchased	$64,634,548	$16,260,000
Unrealized depreciation on forward foreign currency contracts	446,800	475,204
Credit facility payable	300,000,000	164,000,000
Interest payable on credit facility	2,677,869	152,793
Dividend distributions payable	52,589	15,803,510
Base management fees payable	2,769,806	2,157,082
Incentive management fees payable	4,326,534	4,443,298
Accrued administrative services expenses	574,937	366,354
Other accrued expenses and payables	888,880	801,221

Total Liabilities	376,371,963	204,459,462

Net Assets:
Common stock, par value $.001 per share, 100,000,000 and 40,000,000 common shares authorized, 40,034,983 and 37,627,405 issued and outstanding	40,035	37,627
Paid-in capital in excess of par	599,431,542	563,233,775
Distributions in excess of net investment income	(5,734,939)	(3,392,549)
Accumulated net realized gain	304,920	497,795
Net unrealized appreciation	4,630,056	1,423,274

Total Net Assets	598,671,614	561,799,922

Total Liabilities and Net Assets	$975,043,577	$766,259,384

Net Asset Value Per Share	$14.95	$14.93

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006*
Investment Income:
Interest income	$24,778,258	$8,479,492
Dividend income	260,477	151,918
Other income	13,495	102,000

Total investment income	25,052,230	8,733,410

Expenses:
Base management fees	3,693,075	2,664,878
Incentive management fees	3,692,649	—
Administrative services	218,703	288,345
Professional fees	146,591	213,917
Director fees	63,505	70,188
Investment advisor expenses	196,093	77,957
Insurance	40,931	36,539
Interest and credit facility fees	3,714,805	—
Amortization of debt issuance costs	62,705	—
Other	132,069	34,036

Expenses before management fee waiver	11,961,126	3,385,860
Base management fee waiver	(923,269)	(1,332,439)

Net expenses	11,037,857	2,053,421

Net Investment Income	14,014,373	6,679,989

Realized and Unrealized Gain (Loss):
Net realized gain (loss) on:
Investments	22,027	(405,166)
Foreign currency	(214,902)	—

Net realized loss	(192,875)	(405,166)

Net change in unrealized appreciation:
Investments	3,177,312	834,193
Foreign currency translations	29,470	—
Cash equivalents	—	12,040

Net change in unrealized appreciation	3,206,782	846,233

Net realized and unrealized gain	3,013,907	441,067

Net Increase in Net Assets Resulting from Operations	$17,028,280	$7,121,056

Earnings Per Share	$0.44	$0.20

Basic and Diluted Weighted-Average Shares Outstanding	38,501,302	35,685,496

*	Certain amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net Increase in Net Assets Resulting from Operations:
Net investment income	$14,014,373	$6,679,989
Net change in unrealized appreciation	3,206,782	846,233
Net realized loss	(192,875)	(405,166)

Net increase in net assets resulting from operations	17,028,280	7,121,056

Dividend Distributions to Stockholders from:
Net investment income	(16,356,763)	(7,167,498)

Capital Share Transactions:
Proceeds from shares sold	4,145,067	—
Reinvestment of dividends	32,055,108	13,761,920

Net increase in net assets resulting from capital share transactions	36,200,175	13,761,920

Total Increase in Net Assets	36,871,692	13,715,478
Net assets at beginning of period	561,799,922	528,704,849

Net assets at end of period	$598,671,614	$542,420,327

Capital Share Activity:
Shares issued from subscriptions	273,904	—
Shares issued from reinvestment of dividends	2,133,674	918,484

Total increase in shares	2,407,578	918,484

Distributions in Excess:
Distributions in excess of net investment income	$(5,734,939)	$(1,357,835)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Operating Activities:
Net increase in net assets resulting from operations	$17,028,280	$7,121,056
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from dispositions (purchases) of short-term investments—net	—	25,990,928
Purchases of long-term investments	(213,879,179)	(72,653,669)
Purchases of foreign currency—net	(226,377)	—
Proceeds from sales/repayments of long-term investments	16,541,581	6,256,303
Net change in unrealized appreciation on investments	(3,177,312)	(834,193)
Net change in unrealized depreciation on foreign currency translations	(29,470)	—
Net realized (gain) loss on investments	(22,027)	405,166
Net realized loss on foreign currency	214,902	—
Amortization of premium/discount—net	(269,543)	(377,301)
Amortization of debt issuance costs	62,705	—
(Increase) decrease in receivable for investments sold	(287,500)	996,250
Increase in interest receivable	(5,251,577)	(693,564)
Increase in dividends receivable	(260,477)	(30,658)
Decrease in prepaid expenses and other assets	118,432	112,300
Increase in payable for investments purchased	48,374,548	992,499
Decrease in legal fees (offering costs) payable	—	(2,627)
Increase in base management fees payable	612,724	5,423
Decrease in incentive management fees payable	(116,764)	—
Increase in accrued administrative services expenses payable	208,583	273,225
Increase in interest payable on credit facility	2,525,076	—
Increase (decrease) in other accrued expenses and payables	87,659	(96,279)

Net cash used in operating activities	(137,745,737)	(32,535,141)

Financing Activities:
Net proceeds from issuance of common stock	4,145,067	—
Dividend distributions paid	(32,160,273)	(14,238,536)
Dividend distributions reinvested	32,055,108	13,761,920
Borrowings under credit facility	428,000,000	—
Repayments under credit facility	(292,000,000)	—

Net cash provided by (used in) financing activities	140,039,902	(476,616)

Net increase (decrease) in cash and cash equivalents	2,294,165	(33,011,757)
Cash and cash equivalents, beginning of period	3,036,413	288,972,347

Cash and cash equivalents, end of period	$5,330,578	$255,960,590

Supplemental disclosure of cash flow information:
Cash interest paid during period	$1,194,086	$—

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

March 31, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Subordinated Debt/Corporate Notes—44.5%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	$18,500,000		$18,500,000	$18,500,000	(b)
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	15,000,000		15,000,000	15,600,000
Al Solutions, Inc., 16.00% (12.00% cash, 4.00% PIK), 12/29/13(d)	Metals	22,000,000		22,000,000	22,000,000	(b)
American Residential Services L.L.C., 15.00% (12.00% cash, 3.00% PIK), 9/28/13	HVAC/ Plumbing Services	20,155,000		20,155,000	20,155,000	(b)
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	41,240,809		41,240,809	41,189,258
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	30,000,000		30,000,000	30,000,000	(b)
Lucite International Luxembourg Finance S.àr.l., PIK Loan, 12.75% PIK (EURIBOR + 9.00%/Q), 7/14/14(e)	Chemicals	13,840,268	(e)	17,093,972	18,845,686
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	39,500,000		39,500,000	39,500,000	(b)
Mattress Giant Corporation, 13.00% (11.00% cash, 2.00% PIK), 8/1/12	Bedding —Retail	13,735,335		13,613,823	13,735,335
MediMedia USA, Inc., 11.38%, 11/15/14, acquired 11/1/06(c)	Information Services	8,000,000		8,079,966	8,400,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,000,000		10,000,000	10,000,000	(b)
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	14,000,000		14,000,000	14,000,000	(b)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000		7,000,000	7,052,500
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,500,000		7,500,000	7,500,000	(b)

Total Subordinated Debt/Corporate Notes				263,683,570	266,477,779

Senior Secured Loans—108.1%(f)
ALM Media, Inc., Second Lien, 11.10% (LIBOR + 5.75%), 3/7/11	Publishing	43,814,417		43,816,336	43,814,417
American Safety Razor Company, LLC, Second Lien, 11.63% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	10,125,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 12.36% (LIBOR + 5.00% cash, 2.00% PIK), 10/24/10	Plastic Packaging	4,420,313		4,396,755	4,396,755	(b)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 16.36% (LIBOR + 9.00% cash, 2.00% PIK), 4/24/11	Plastic Packaging	2,043,805		2,028,910	2,028,910	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Applied Tech Products Corp. et al., Tranche C, Third Lien, 21.86% (LIBOR + 6.30% cash, 8.20% PIK), 10/24/11	Plastic Packaging	$791,024	$713,582	$713,582	(b)
Bankruptcy Management Solutions, Inc., Second Lien, 11.60% (LIBOR + 6.25%), 7/31/13	Software	24,875,000	24,875,000	25,185,938
Benchmark Medical Holdings Inc., First Lien, 9.11% (LIBOR + 3.75%), 12/27/12	Rehabilitation Centers	1,975,000	1,975,000	1,836,750
Benchmark Medical Holdings, Inc., Second Lien, 12.87% (LIBOR + 7.50%), 6/27/13	Rehabilitation Centers	9,000,000	9,000,000	8,370,000
Cambridge International, Inc., Second Lien, 11.85% (LIBOR + 6.50%), 11/11/13	Metal Conveyor Belts	20,500,000	20,319,382	20,295,000
Cannondale Bicycle Corporation, Second Lien, 11.36% (LIBOR + 6.00%), 6/5/10	Bicycles/ Apparel	10,000,000	10,000,000	10,000,000	(b)
Champion Energy Corporation et al., First Lien, 10.35% (LIBOR + 5.00%), 6/29/11	Heating and Oil Services	15,000,000	15,000,000	15,000,000	(b)
Champion Energy Corporation et al., Second Lien, 16.00% (12.00% cash, 4.00% PIK), 6/30/12	Heating and Oil Services	20,608,309	20,346,201	20,346,201	(b)
Delta Air Lines, Inc., Term Loan B, First Lien, 10.11% (LIBOR + 4.75%), 3/16/08	Airlines	1,000,000	1,000,000	1,004,063
Deluxe Entertainment Services Group Inc., Second Lien, 13.60% (LIBOR + 8.25%), 7/28/11	Entertainment	16,000,000	16,000,000	16,520,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.88% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,482,478	3,460,363	3,482,478
DynaVox Systems LLC, Term Loan C, First Lien, 10.38% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000	1,738,783	1,750,000
Eight O’Clock Coffee Company et al., Second Lien, 11.88% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000	14,000,000	14,210,000
Electrical Components International Holdings Company, Second Lien, 11.88% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	20,150,000
Event Rentals, Inc., First Lien, 9.12% (LIBOR + 3.75%), 12/19/13	Party Rentals	14,962,500	14,818,846	14,962,500
Event Rentals, Inc., Acquisition Loan (Funded), First Lien, 10.96% (Base Rate + 3.00%), 12/19/13	Party Rentals	2,894,202	2,894,202	2,894,202
Event Rentals, Inc., Acquisition Loan (Unfunded), First Lien, 0.75%, 12/19/09	Party Rentals	12,105,798	12,105,798	12,105,798
Facet Technologies, LLC, Second Lien, 12.38% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(b)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 10.61% (LIBOR + 5.25%), 1/18/13	Retail Grocery	1,500,000	1,500,000	1,500,000	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	$11,513,420	$11,513,420	$11,513,420	(b)
Fitness Together Franchise Corporation, First Lien, 11.61% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,500,000	13,439,253	13,439,253	(b)
Gleason Corporation, Second Lien, 10.88% (LIBOR + 5.50%), 12/30/13	Gear Production Machinery	16,000,000	16,000,000	16,150,000
Haggar Clothing Co., Second Lien, 12.40% (LIBOR + 7.00%), 11/1/11	Apparel	2,500,000	2,480,888	2,500,000
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 9.11% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,683,898	3,680,668	3,674,688
Heartland Automotive Services II Inc. et al., Acquisition Loan (Funded), First Lien, 9.36%, (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,740,000	1,740,000	1,735,650
Heartland Automotive Services II Inc. et al., Acquisition Loan (Unfunded), First Lien, 0.75%, 2/27/08	Automobile Repair	1,260,000	1,260,000	1,256,850
HIT Entertainment, Inc., Second Lien, 10.86% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	1,010,313
InterMedia Outdoor, Inc., Second Lien, 12.10% (LIBOR + 6.75%), 1/31/14	Printing/Publishing	10,000,000	10,000,000	10,000,000	(b)
International Radiology Group, L.L.C. et al., First Lien, 8.57% (LIBOR + 3.25%), 6/30/11	Healthcare Management Services	4,880,682	4,839,252	4,880,682
International Radiology Group, L.L.C. et al., Second Lien, 12.32% (LIBOR + 7.00%), 6/30/12	Healthcare Management Services	10,000,000	9,912,546	10,000,000
Isola USA Corp., First Lien, 10.10% (LIBOR + 4.75%), 12/18/12	Electronics	9,975,000	9,831,824	9,950,063
Isola USA Corp., Second Lien, 13.10% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	25,000,000
J.G. Wentworth, LLC, Second Lien, 10.35% (LIBOR + 5.00%), 10/4/14	Financial Services	10,000,000	10,000,000	10,100,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.88% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(b)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	40,111,111	39,540,130	39,540,130	(b)
MacAndrews Deluxe Holdings LLC, First Lien, 13.00%, 7/28/11	Entertainment	14,000,000	14,000,000	14,081,662
MCCI Group Holdings, LLC, Second Lien, 12.36% (LIBOR + 7.00%), 6/21/13	Healthcare Services	29,000,000	28,930,584	29,000,000
Oriental Trading Company, Inc., Second Lien, 11.36% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	3,048,750

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Penton Media, Inc. et al., Second Lien, 10.35% (LIBOR + 5.00%), 2/1/14(g)	Information Services	$20,000,000	$20,000,000	$20,066,660
Precision Parts International Services Corp. et al., First Lien, 9.11% (LIBOR + 3.75%), 9/30/11	Automotive Parts	4,902,863	4,902,863	4,902,863
Premier Yachts, Inc. et al., Term A, First Lien, 9.10% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	8,521,386	8,486,506	8,478,778
Premier Yachts, Inc. et al., Term B, First Lien, 12.34% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,913,243	1,911,627
Professional Paint, Inc., Second Lien, 11.13% (LIBOR + 5.75%), 5/31/13	Paint and Coatings	16,000,000	16,000,000	16,160,000
QTC Acquisition Inc., Second Lien, 11.82% (LIBOR + 6.50%), 5/10/13	Disability Evaluations	23,000,000	22,942,565	23,057,500
Robertson Aviation, L.L.C., First Lien, 8.62% (LIBOR + 3.25%), 4/19/13	Aviation Fuel Systems	4,438,982	4,429,076	4,461,177
Stolle Machinery Company, LLC, Second Lien, 11.35% (LIBOR + 6.00%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,585,000
Sunrise Medical LTC LLC et al., Second Lien, 11.85% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,400,000
Total Safety U.S. Inc., Second Lien, 11.85% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	9,045,000
United Subcontractors, Inc., Second Lien, 12.62% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	9,766,670
Wembley, Inc., Second Lien, 9.63% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	1,007,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 11.35% (LIBOR + 6.00%), 3/30/11	Restaurants	7,100,000	7,100,000	6,972,000	(b)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 14.35% (LIBOR + 9.00%), 3/30/11	Restaurants	8,000,000	8,000,000	7,820,000	(b)
York Tape & Label, Inc. et al., Second Lien, 11.85% (LIBOR + 6.50%), 9/30/13	Printing/ Publishing	23,000,000	23,000,000	23,000,000	(b)

Total Senior Secured Loans			645,831,976	647,207,830

Preferred Stock—2.0%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	900,000	(b)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(b)
Tygem Holdings, Inc., 8.00%(d)	Metals	10,789,367	10,826,867	10,826,867	(b)

Total Preferred Stock			11,914,367	11,914,367

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Common Stock—1.8%(h)
BKC MTCH Blocker, Inc.(i).	Transportation	5,000,000	$5,000,000	$5,000,000	(b)
Facet Holdings Corp.	Medical Devices	10,000	100,000	150,000	(b)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	67,500	(b)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	2,050,000	(b)
Tygem Holdings, Inc.(d)	Metals	3,596,456	3,608,956	3,600,000	(b)

Total Common Stock			10,821,456	10,867,500

Limited Partnership/Limited Liability Company Interests—3.7%
ARS Co-Investors, L.P.(h)(j)	HVAC/Plumbing Services	—	324,216	850,000	(b)
Big Dumpster Coinvestment, LLC(h)	Waste Management Equipment	—	5,333,333	5,333,333	(b)
Prism Business Media Holdings LLC(g)(h)	Information Services	68	15,050,000	15,050,000	(b)
Sentry Common Investors, LLC(h)	Security Services	147,271	147,271	147,271	(b)
Sentry Security Systems Holdings, LLC, 8.00%	Security Services	602,729	602,729	602,729	(b)

Total Limited Partnership/Limited Liability Company Interests			21,457,549	21,983,333

Equity Warrants—0.2%(h)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	4,000	(b)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(b)
Champion Energy Corporation, expire 6/29/16	Heating and Oil Services	15,900	300,000	335,000	(b)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	61,100	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	711,230	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	135,789	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	80,423	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	49,330	(b)

Total Equity Warrants			1,055,112	1,376,872

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			954,764,030	959,827,681
UNEARNED INCOME—(0.8)%			(4,853,176)	(4,853,176)

TOTAL INVESTMENTS—159.5%			$949,910,854	954,974,505

OTHER ASSETS & LIABILITIES (NET)—(59.5)%				(356,302,891)

NET ASSETS—100.0%				$598,671,614

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

March 31, 2007

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants.
(b)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $399,214,147, or 66.7% of net assets, at March 31, 2007.
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, the securities represent 5.2% of net assets at March 31, 2007.
(d)	These securities are considered “controlled” investments under the Investment Company Act of 1940 because the Company owns more than 25% of the portfolio company’s outstanding voting securities. For the three months ended March 31, 2007, for these portfolio companies there was interest income of $924,975 and dividend income of $222,980. The aggregate fair value of the investments (net of unearned income) in these portfolio companies is $35,463,238, or 5.9% of net assets, at March 31, 2007.
(e)	Non-U.S. company. Principal amount is denominated in Euro (€).
(f)	Approximately 87% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of March 31, 2007 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).
(g)	These securities are considered “affiliated” investments under the Investment Company Act of 1940 because the Company owns more than 5% (but not more than 25%) of the portfolio company’s outstanding voting securities. For the three months ended March 31, 2007, for these portfolio companies there were total purchases of $35,050,000, interest income of $275,631 and net unrealized gains of $66,600. The aggregate fair value of the investments (net of unearned income) in these portfolio companies is $35,116,660, or 5.9% of net assets, at March 31, 2007.
(h)	Non-income producing securities.
(i)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
(j)	The Company is the sole limited partner in ARS Co-Investors, L.P., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Subordinated Debt/Corporate Notes—28.0%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$15,037,500
Al Solutions, Inc., 16.00% (12.00% cash, 4.00% PIK), 12/29/13(d)	Metals	22,000,000		22,000,000	22,000,000	(e)
American Residential Services L.L.C., 15.00% (12.00% cash, 3.00% PIK), 9/28/13	HVAC/ Plumbing Services	20,000,000		20,000,000	20,000,000	(e)
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	40,026,667		40,026,667	39,876,567
Lucite International Luxembourg Finance S.àr.l., PIK Loan, 12.52% PIK (EURIBOR + 9.00%/Q), 7/14/14(f)	Chemicals	13,411,203	(f)	16,526,817	17,391,819
Mattress Giant Corporation, 13.00% (11.00% cash, 2.00% PIK), 8/1/12	Bedding—Retail	13,667,000		13,539,811	13,667,000
MediMedia USA, Inc., 11.38%, 11/15/14, acquired 11/1/06(c)	Information Services	8,000,000		8,081,672	8,380,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	14,000,000		14,000,000	14,000,000	(e)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000		7,000,000	7,017,500

Total Subordinated Debt/Corporate Notes				156,174,967	157,370,386

Senior Secured Loans—103.5%(g)
ALM Media, Inc., Second Lien, 11.11% (LIBOR + 5.75%), 3/7/11	Publishing	39,750,000		39,752,039	39,716,888
American Safety Razor Company, LLC, Second Lien, 11.72% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	10,125,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 11.87% (LIBOR + 4.50% cash, 2.00% PIK), 10/24/10	Plastic Packaging	4,251,515		4,226,310	4,226,310	(e)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 16.37% (LIBOR + 9.00% cash, 2.00% PIK), 4/24/11	Plastic Packaging	1,951,515		1,935,706	1,935,706	(e)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 19.87% (LIBOR + 6.30% cash, 8.20% PIK), 10/24/11	Plastic Packaging	737,955		656,283	656,283	(e)
Bankruptcy Management Solutions, Inc., Second Lien, 11.60% (LIBOR + 6.25%), 7/31/13	Software	24,937,500		24,937,500	25,249,219
Benchmark Medical Holdings Inc., First Lien, 9.14% (LIBOR + 3.75%), 12/27/12	Rehabilitation Centers	1,980,000		1,980,000	1,920,600
Benchmark Medical Holdings, Inc., Second Lien, 12.87% (LIBOR + 7.50%), 6/27/13	Rehabilitation Centers	9,000,000		9,000,000	8,730,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Cambridge International, Inc., Second Lien, 11.86% (LIBOR + 6.50%), 11/11/13	Metal Conveyor Belts	$20,500,000	$20,312,576	$20,295,000
Cannondale Bicycle Corporation, Second Lien, 12.35% (LIBOR + 7.00%), 6/5/10	Bicycles/ Apparel	10,000,000	10,000,000	10,000,000	(e)
Champion Energy Corporation et al., First Lien, 10.36% (LIBOR + 5.00%), 6/29/11	Heating and Oil Services	15,000,000	15,000,000	15,000,000	(e)
Champion Energy Corporation et al., Second Lien, 16.00% (12.00% cash, 4.00% PIK), 6/30/12	Heating and Oil Services	20,206,689	19,932,133	19,932,133	(e)
Data Transmission Network Corporation, Second Lien, 13.36% (LIBOR + 8.00%), 9/10/13	Information Services	4,000,000	4,000,000	4,000,000
Delta Air Lines, Inc., Term Loan B, First Lien, 10.12% (LIBOR + 4.75%), 3/16/08	Airlines	1,000,000	1,000,000	1,015,938
Deluxe Entertainment Services Group Inc., Second Lien, 13.61% (LIBOR + 8.25%), 7/28/11	Entertainment	16,000,000	16,000,000	16,440,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.88% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,491,250	3,467,793	3,491,250
DynaVox Systems LLC, Term Loan C, First Lien, 10.38% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000	1,738,195	1,750,000
Eight O’Clock Coffee Company et al., Second Lien, 11.88% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000	14,000,000	14,210,000
Electrical Components International Holdings Company, Second Lien, 11.88% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	20,100,000
Event Rentals, Inc., First Lien, 11.00% (Base Rate + 2.75%), 12/19/13	Party Rentals	15,000,000	14,850,704	15,000,000
Event Rentals, Inc., Acquisition Loan (Unfunded), First Lien, 0.75%, 12/19/09	Party Rentals	15,000,000	15,000,000	15,000,000
Facet Technologies, LLC, Second Lien, 12.37% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(e)
Fitness Together Franchise Corporation, First Lien, 11.62% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,900,000	13,834,539	13,834,539	(e)
Gleason Corporation, Second Lien, 10.88% (LIBOR + 5.50%), 12/30/13	Gear Production Machinery	16,000,000	16,000,000	16,090,000
Haggar Clothing Co., Second Lien, 12.40% (LIBOR + 7.00%), 11/1/11	Apparel	2,500,000	2,479,861	2,500,000
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 9.12% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,719,780	3,716,355	3,719,780
Heartland Automotive Services II Inc. et al., Acquisition Loan (Funded), First Lien, 9.38%, (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,740,000	1,740,000	1,740,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Heartland Automotive Services II Inc. et al., Acquisition Loan (Unfunded), First Lien, 0.75%, 2/27/08	Automobile Repair	$1,260,000	$1,260,000	$1,260,000
HIT Entertainment, Inc., Second Lien, 10.86% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	1,009,688
International Radiology Group, L.L.C. et al., First Lien, 8.60% (LIBOR + 3.25%), 6/30/11	Healthcare Management Services	4,920,455	4,876,235	4,920,455
International Radiology Group, L.L.C. et al., Second Lien, 12.35% (LIBOR + 7.00%), 6/30/12	Healthcare Management Services	10,000,000	9,908,440	10,000,000
Isola USA Corp., First Lien, 10.12% (LIBOR + 4.75%), 12/18/12	Electronics	10,000,000	9,850,206	9,800,100
Isola USA Corp., Second Lien, 13.12% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	25,000,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.85% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(e)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	40,000,000	40,000,000	40,000,000	(e)
MacAndrews Deluxe Holdings LLC, First Lien, 13.00%, 7/28/11	Entertainment	14,000,000	14,000,000	14,052,500
MCCI Group Holdings, LLC, Second Lien, 14.25% (Base Rate + 6.00%), 6/21/13	Healthcare Services	29,000,000	28,927,836	29,000,000
Oriental Trading Company, Inc., Second Lien, 11.47% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	3,000,000
Precision Parts International Services Corp. et al., First Lien, 9.24% (LIBOR + 3.75%), 9/30/11	Automotive Parts	4,915,181	4,915,181	4,915,181
Premier Yachts, Inc. et al., Term A, First Lien 9.10% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,761,904	7,725,431	7,723,094
Premier Yachts, Inc. et al., Term B, First Lien, 12.35% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,750,000	1,741,702	1,741,250
Prism Business Media Holdings, Inc., Second Lien, 11.38% (LIBOR + 6.00%), 9/30/13	Information Services	11,000,000	10,990,588	10,990,837
Professional Paint, Inc., Second Lien, 11.13% (LIBOR + 5.75%), 5/31/13	Paint and Coatings	16,000,000	16,000,000	16,120,000
QTC Acquisition Inc., Second Lien, 11.85% (LIBOR + 6.50%), 5/10/13	Disability Evaluations	23,000,000	22,940,221	23,057,500
Robertson Aviation, L.L.C., First Lien, 8.92% (LIBOR + 3.50%), 4/19/13	Aviation Fuel Systems	4,603,817	4,593,121	4,626,836
Stolle Machinery Company, LLC, Second Lien, 11.36% (LIBOR + 6.00%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,585,000
Sunrise Medical LTC LLC et al., Second Lien, 11.87% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,436,000
Total Safety U.S. Inc., Second Lien, 11.85% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	9,045,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
United Subcontractors, Inc., Second Lien, 12.86% (LIBOR + 7.25%), 6/27/13	Building and Construction	$10,000,000	$10,000,000	$9,500,000
Wastequip, Inc., Second Lien, 10.85% (LIBOR + 5.50%), 7/15/12	Waste Management Equipment	500,000	500,000	502,500
Wembley, Inc., Second Lien, 9.70% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	1,012,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 11.36% (LIBOR + 6.00%), 3/30/11	Restaurants	7,350,000	7,350,000	7,114,000	(e)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 14.36% (LIBOR + 9.00%), 3/30/11	Restaurants	8,000,000	8,000,000	7,678,000	(e)

Total Senior Secured Loans			581,038,955	581,769,087

Preferred Stock—2.1%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	900,000	(e)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(e)
Tygem Holdings, Inc., 8.00%(d)	Metals	10,789,367	10,826,867	10,826,867	(e)

Total Preferred Stock			11,914,367	11,914,367

Common Stock—1.0%(h)
Facet Holdings Corp.	Medical Devices	10,000	100,000	100,000	(e)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	62,500	(e)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	2,050,000	(e)
Tygem Holdings, Inc.(d)	Metals	3,596,456	3,608,956	3,608,956	(e)

Total Common Stock			5,821,456	5,821,456

Limited Partnership Interest—0.1%(h)
ARS Co-Investors, L.P.(i)	HVAC/Plumbing Services	—	324,216	324,216	(e)

Equity Warrants—0.2%(h)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	50,900	(e)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
Champion Energy Corporation, expire 6/29/16	Heating and Oil Services	15,900	300,000	300,000	(e)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	56,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	512,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	64,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	24,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	9,000	(e)

Total Equity Warrants			1,055,112	1,015,900

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$756,329,073	$758,215,412
UNEARNED INCOME—(0.7)%			(4,047,388)	(4,047,388)

TOTAL INVESTMENTS—134.2%			$752,281,685	754,168,024

OTHER ASSETS & LIABILITIES (NET)—(34.2)%				(192,368,102)

NET ASSETS—100.0%				$561,799,922

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership interest and equity warrants.
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 5.4% of net assets at December 31, 2006.
(d)	These securities are considered “controlled” investments under the Investment Company Act of 1940 because the Company owns more than 25% of the portfolio company’s outstanding voting securities. For the year ended December 31, 2006, for this portfolio company there was interest income of $20,729. The aggregate fair value of the investments (net of unearned income) in this portfolio company is $35,437,060, or 6.3% of net assets, at December 31, 2006.
(e)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $221,405,554, or 39.4% of net assets, at December 31, 2006.
(f)	Non-U.S. company. Principal amount is denominated in Euro (€).
(g)	Approximately 83% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2006 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).
(h)	Non-income producing securities.
(i)	The Company is the sole limited partner in ARS Co-Investors, L.P., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2007.

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

The carrying value of the Company’s financial instruments approximate fair value. The carrying value of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying value of the Company’s credit facility payable approximates fair value because it bears interest at a variable rate, based on current market.

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

(h)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) were as follows:

Dividend amount per share outstanding	Record date	Pay date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007

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

(i)	The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contract.

Details of open forward foreign currency contracts at March 31, 2007 and at December 31, 2006, respectively, were as follows:

Foreign Currency Sold	Settlement Date	Amount Sold	US$ Value at Settlement Date	US$ Value at March 31, 2007	Unrealized Depreciation
Euro	April 18, 2007	13,400,000 Sold	$17,503,522	$17,934,877	$431,355
Euro	April 18, 2007	500,000 Sold	$653,767	$669,212	$15,445

Foreign Currency Sold	Settlement Date	Amount Sold	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Depreciation
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$455,094
Euro	January 10, 2007	500,000 Sold	$639,880	$659,990	$20,110

(j)	Foreign currency amounts are translated into United States dollars on the following basis:

(i)	market value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of each month; and

(ii)	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

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

(k)	Debt issuance costs are being amortized over the life of the credit facility using the straight line method, which closely approximates the effective yield method.

(l)	Recently Issued Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the last day of the first reporting period beginning after December 15, 2006, which is March 31, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

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

The Investment Advisor has contractually agreed to waive its rights to receive one-half of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company until the first date on which 90% of the assets of the Company are invested in portfolio companies in accordance with the Company’s investment objective, excluding investments in cash, cash equivalents, U.S. Government securities and other high-quality debt investments that mature in one year or less from the date of investment, or the first anniversary of the Closing, whichever is sooner (the “Ramp-Up Date”). The Ramp-Up Date occurred on July 25, 2006. Thereafter, the Investment Advisor has agreed to waive, until such time as the Company has completed an initial public offering of its Common Stock and listed its Common Stock on a national securities exchange or market (collectively, the “Public Market Event”), one-quarter of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company. In addition, the Investment Advisor has agreed to (a) waive Management Fees for any calendar year in excess of a certain maximum until the earlier of (i) such time as the Company has completed the Public Market Event or (ii) the fourth anniversary of the Company’s inception of operations and (b) waive Management Fees in excess of a certain maximum during the fifth year of the Company’s operations unless the Company has completed the Public Market Event.

For the three months ended March 31, 2007, the Investment Advisor earned $2,769,806, in base management fees, net of the waiver provision, from the Company. For the three months ended March 31, 2006, the Investment Advisor earned $1,332,439 in such fees.

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

For the period beginning on the Ramp-Up Date to the beginning of the calendar quarter in which the Public Market Event occurs, the Company has paid and, assuming the Company’s performance continues to exceed the hurdle rate, will pay the Investment Advisor Carried Interest equal to the amount by which the aggregate cumulative distributions and amounts distributable to stockholders out of taxable net income (including realized capital gain) exceeds the cumulative combination of realized capital loss and net unrealized capital depreciation, if any, through the period of determination. The amount of the excess described in this paragraph is referred to as the pre-offering excess amount.

The Carried Interest for this period equals 50% of the pre-offering excess amount, until the cumulative Carried Interest payments for this period equals 20% of the pre-offering excess amount distributed or distributable to stockholders. Thereafter, the Carried Interest for this period equals an amount such that the cumulative Carried Interest payments to the Investment Advisor during this period equal 20% of the pre-offering excess amount.

For the period beginning on the first day of the calendar quarter in which the Public Market Event occurs and ending on the first anniversary of this date, assuming the Company’s performance exceeds the hurdle rate, the Company will pay the Investment Advisor Carried Interest equal to the amount by which the aggregate distributions and amounts distributable to stockholders out of taxable net income (including realized capital gains) exceeds the combination of (1) realized capital loss occurring during the period and (2) net unrealized capital depreciation, if any, occurring during the period. The amount of the excess described in this paragraph is referred to as the transition period excess amount.

The Carried Interest for this period will equal 50% of the transition period excess amount, until the cumulative Carried Interest payments for this period equals 20% of the transition period excess amount distributed or distributable to stockholders. Thereafter, the Carried Interest for this period will equal an amount such that the cumulative Carried Interest payments to the Investment Advisor during this period equal 20% of the sum of the transition period excess amount.

For each trailing four quarter period beginning on the last day of the calendar quarter in which the first anniversary of the Public Market Event occurs, assuming the Company’s performance exceeds the hurdle rate, the Company will pay the Investment Advisor Carried Interest if the aggregate distributions and amounts distributable to stockholders out of taxable net income (including realized capital gains) exceed the combination of (i) realized capital loss occurring during the period and (ii) unrealized capital depreciation, if any, occurring during the period. The amount of the excess described in this paragraph is referred to as the post-offering quarterly excess amount.

The Carried Interest for this period will equal 50% of the post-offering quarterly excess amount, until the cumulative Carried Interest payments for this period equals 20% of the post-offering quarterly excess amount distributed or distributable to stockholders. Thereafter, the Carried Interest for this period will equal an amount such that the cumulative Carried Interest payments to the Interest Advisor during this period equal 20% of the sum of the postoffering quarterly excess amount.

In addition to the foregoing, the amount of any Carried Interest payable from realized capital gains for any specified period will not exceed the amount permitted by the Investment Advisers Act of 1940 as interpreted from time to time by the SEC and its staff. As currently interpreted, the amount of Carried Interest payable from realized capital gain for any specified period is 20% of the Company’s realized capital gains for the period computed net of realized capital losses for the period (but excluding any realized capital loss that results from the conversion of unrealized capital depreciation from a prior period into a realized capital loss in the current period) and unrealized capital depreciation for the period.

For the three months ended March 31, 2007, the Investment Advisor earned $3,692,649 in incentive management fees, or Carried Interest, from the Company. No incentive management fees were earned prior to July 25, 2006.

The Management Agreement provides that the Company will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to the Company. For the three months ended March 31, 2007, the Company incurred $196,093 for costs and expenses reimbursable to the Investment Advisor under the Management Agreement. For the three months ended March 31, 2006, the Company incurred $77,957 in such costs and expenses.

No person who is an officer, director or employee of the Investment Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Investment Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company has also entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. For the three months ended March 31, 2007, the Company incurred $175,000 for administrative services expenses payable to the Administrator under the administration agreement. For the three months ended March 31, 2006, the Company incurred $246,575 in such expenses.

From time to time, the Investment Advisor or the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Investment Advisor or the Administrator, as the case may be, for such amounts paid on its behalf. Reimbursements to the Investment Advisor and Administrator for the three months ended March 31, 2007 were $309,253 and $0, respectively. Reimbursements to the Investment Advisor and Administrator for the three months ended March 31, 2006 were $149,992 and $24,900, respectively.

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

For the three months ended March 31, 2007, the Company incurred $58,703, for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements. For the three months ended March 31, 2006, the Company incurred $55,409 for such fees payable to PFPC and its affiliates.

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

In March 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of the Company’s common stock to certain existing and future officers and employees of the Investment Advisor at a price per share equal to the greater of $15.00 or the Company’s most recently determined net asset value per share at the time of sale. Pursuant to this authorization, in April 2006 the Company issued and sold to certain employees of the Investment Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, during the three months ended March 31, 2007, the Company issued and sold to certain officers and employees of the Investment Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,354,000.

In August 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of the Company’s common stock to the Investment Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the Investment Advisor for employee compensation and other purposes. Pursuant to this authorization, during the three months ended March 31, 2007, the Company issued and sold to the Investment Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

At March 31, 2007 and December 31, 2006, respectively, the Investment Advisor beneficially owned indirectly approximately 1,043,000 and 775,000 shares of the Company’s Common Stock, representing approximately 2.6% and 2.1% of the total shares outstanding. At March 31, 2007 and December 31, 2006, respectively, other entities affiliated with the Administrator and PFPC beneficially owned indirectly approximately 2,615,000 and 2,475,000 shares of the Company’s Common Stock, representing approximately 6.5% and 6.6% of the total shares outstanding. At March 31, 2007 and December 31, 2006 an entity affiliated with the Administrator and PFPC owned 36.5% of the members’ interests of the Investment Advisor.

In September 2006, BlackRock and Merrill Lynch & Co., Inc. (“Merrill Lynch”) completed the plan entered into February 2006 to merge Merrill Lynch’s investment management business, Merrill Lynch Investment Managers (“MLIM”), and BlackRock to create a new independent asset management company with over $1 trillion in assets under management. The new company operates under the BlackRock name and is governed by a board of directors with a majority of independent members. As a result of the transaction, Merrill Lynch owns approximately 49% of the combined company (with a 45% voting interest therein). PNC retained approximately a 34% ownership of the combined company, and the remainder is held by employees and public stockholders. Prior to the merger, BlackRock was majority owned by PNC.

The Company earned $124,729 in interest income on investments in money market securities issued by MLIM or its former affiliates for the three months ended March 31, 2006. The Company held $4,885,000 in money market securities issued by MLIM or its former affiliates at March 31, 2006, representing approximately 0.9% of the Company’s net assets. No MLIM-affiliated investments were held by the Company during the three months ended March 31, 2007. From time to time, former affiliates of MLIM may serve as broker/dealer or agent for the Company or for portfolio companies in which the Company invests. For the three months ended March 31, 2007 and March 31, 2006, the Company did not make any payments to former MLIM affiliates for such services.

As described in Note 7, on February 8, 2007 the Company added several lenders to its credit facility in order to increase amounts available for borrowing thereunder. One of the new lenders was Merrill Lynch Capital Corporation (“MLCC”), a subsidiary of Merrill Lynch, with a lending commitment of $75,000,000. On April 16, 2007, MLCC’s commitment was increased by $25,000,000, to $100,000,000 in aggregate, pursuant to a temporary (until October 15, 2007) increase of amounts available under the facility. The terms and conditions applicable to MLCC as a lender are identical to those of any other lender under the facility. In accordance with such terms, MLCC generally receives a pro rata share of any payments the Company makes under the credit facility for principal, interest or fees.

4. Net asset value per share

At March 31, 2007, the Company’s total net assets and net asset value per share were $598,671,614 and $14.95, respectively. This compares to total net assets and net asset value per share at December 31, 2006 of $561,799,922 and $14.93, respectively.

5. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the three months ended March 31, 2007 and March 31, 2006.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Numerator for basic and diluted net increase in net assets per share	$17,028,280	$7,121,056
Denominator for basic and diluted weighted average shares	38,501,302	35,685,496
Basic/diluted net increase in net assets per share resulting from operations	$0.44	$0.20

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the above periods.

6. Investments

Excluding short-term investments, purchases and sales/repayments of investments for the three months ended March 31, 2007 totaled $213,879,179 and $16,541,581, respectively. Purchases and sales/repayments of long-term investments for the three months ended March 31, 2006 were $72,653,669 and $6,256,303, respectively.

At March 31, 2007, investments and cash and cash equivalents consisted of the following, excluding unearned income:

	Amortized Cost	Fair Value
Cash and cash equivalents	$5,330,578	$5,330,578

Subordinated debt/corporate notes	263,683,570	266,477,779

Senior secured loans:
First lien	185,052,562	185,037,969
Second/other priority lien	460,779,414	462,169,861

Total senior secured loans	645,831,976	647,207,830

Preferred stock	11,914,367	11,914,367
Common stock	10,821,456	10,867,500
Limited partnership/limited liability company interests	21,457,549	21,983,333
Equity warrants	1,055,112	1,376,872

Total	$960,094,608	$965,158,259

At December 31, 2006, investments and cash and cash equivalents consisted of the following, excluding unearned income:

	Amortized Cost	Fair Value
Cash and cash equivalents	$3,036,413	$3,036,413

Subordinated debt/corporate notes	156,174,967	157,370,386

Senior secured loans:
First lien	183,865,772	183,529,833
Second/other priority lien	397,173,183	398,239,254

Total senior secured loans	581,038,955	581,769,087

Preferred stock	11,914,367	11,914,367
Common stock	5,821,456	5,821,456
Limited partnership interest	324,216	324,216
Equity warrants	1,055,112	1,015,900

Total	$759,365,486	$761,251,825

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments.

The industry composition of the portfolio at fair value at March 31, 2007 and December 31, 2006 was as follows, excluding unearned income:

Industry	March 31, 2007	December 31, 2006
Printing, Publishing and Media	11.7%	7.2%
Manufacturing	11.6	6.6
Healthcare	10.4	13.3
Business Services	9.7	10.7
Consumer Products	8.8	11.2
Other Services	8.2	10.4
Electronics	6.3	7.9
Entertainment and Leisure	5.5	6.9
Transportation	4.7	0.1
Metals	3.8	4.8

Industry	March 31, 2007	December 31, 2006
Utilities	3.7	4.6
Retail	3.7	3.0
Chemicals	3.6	4.3
Beverage, Food and Tobacco	3.0	3.8
Homebuilding	2.7	3.4
Finance	1.1	0.0
Containers and Packaging	0.7	0.9
Aerospace and Defense	0.5	0.6
Textiles	0.3	0.3

Total	100.0%	100.0%

7. Credit agreement and borrowings

On December 6, 2006, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) and, on February 8, 2007, completed certain amendments thereto. Under the amended Credit Agreement, the lenders have agreed to extend credit to the Company in an aggregate principal amount not to exceed $400 million at any one time outstanding. The Credit Agreement is a four-year revolving facility (with a stated maturity date of December 6, 2010) and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, the interest rate payable under the Credit Agreement is 87.5 basis points over LIBOR. The Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. In addition to the asset coverage ratio described above, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility to a maximum of $1 billion under certain circumstances. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At March 31, 2007, the Company had $300,000,000 drawn on the revolving credit facility versus $164,000,000 at December 31, 2006. The weighted average annual interest cost for the three months ended March 31, 2007 was 6.77%, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility was $220,484,436 during the three months ended March 31, 2007. The maximum amount borrowed during this period was $301,000,000. The remaining amount available under the facility was $100,000,000 at March 31, 2007 versus $61,000,000 at December 31, 2006.

At March 31, 2007 and December 31, 2006, respectively, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

On April 16, 2007, the Company increased commitments under the Credit Agreement to $500 million until October 15, 2007, on which date total commitments will revert to $400 million.

8. Commitments and contingencies

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

9. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2007 and during the three months ended March 31, 2006.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Per Share Data:
Net asset value, beginning of period	$14.93	$14.95

Net investment income	0.36	0.19
Net realized and unrealized gain	0.08	0.01

Total from investment operations	0.44	0.20

Less dividend distributions to stockholders from net investment income	(0.42)	(0.20)

Net increase in net assets	0.02	—

Net asset value, end of period	$14.95	$14.95

Total return(1)(2)	2.97%	1.34%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	5.04%	1.56%
Ratio of credit facility related expenses to average net assets(3)	2.63%	—

Ratio of total expenses to average net assets(3)(4)	7.67%	1.56%
Ratio of net investment income to average net assets(3)	2.40%	5.06%
Net assets, end of period	$598,671,614	$542,420,327
Average debt outstanding	$220,484,436	—
Average debt per share(5)	$5.73	—
Portfolio turnover(2)	2%	4%

(1)	Total return is based on the change in net asset value per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(2)	Not annualized.
(3)	Annualized.
(4)	For the three months ended March 31, 2007 and March 31, 2006, the ratio of operating expenses before management fee waiver to average net assets is 5.68% and 2.56%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 8.31% and 2.56%, respectively.
(5)	Average debt per share is calculated as average debt outstanding divided by the average shares outstanding during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or pay interest in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Investment Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our management agreement with the Investment Advisor provides that we will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the management agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to us. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses incurred by the Investment Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our common shares;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•

all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

During the first year of our operations (through July 2006), the Investment Advisor agreed to waive its right to receive one-half of the base management fee the Investment Advisor would otherwise have been entitled to receive from us. Thereafter, the Investment Advisor waived one-quarter of the amount of the base management fee the Investment Advisor would otherwise have been entitled to receive from us. All of the fee waivers will terminate upon completion of an initial public offering of our common stock.

Additionally, the management agreement provides that the Investment Advisor or its affiliates may be entitled to an incentive fee under certain circumstances. The determination of the incentive fee will result in the Investment Advisor or its affiliates receiving no incentive fee payments if returns to our stockholders do not meet an 8.0% annualized rate of return and will result in the Investment Advisor or its affiliates receiving less than the full amount of the incentive fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return. The determination of the incentive fee is subject to any applicable limitations under the 1940 Act and the Investment Advisers Act of 1940.

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

With respect to investments for which market quotations are not readily available, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Advisor responsible for the portfolio investment;

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

•

the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Advisor, the respective independent valuation firms and the audit committee.

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies in which the Investment Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the three months ended March 31, 2007, these fees totaled $1,293,750. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Portfolio and investment activity

During the quarter ended March 31, 2007, we closed a number of new investments in portfolio companies. We attribute our ability to have made these investments to the investment platform of our Investment Advisor, favorable market conditions and access to additional financing through the use of our credit facility. During the quarter, we invested approximately $213.9 million across 9 new and 2 existing portfolio companies. The new investments consisted primarily of senior loans secured by second liens ($79.8 million, or 37% of the total) and first liens ($2.0 million, or 1%), subordinated debt/corporate notes ($106.0 million, or 50%) and equity securities ($26.1 million, or 12%). Additionally, we received proceeds from sales/repayments of principal of approximately $16.5 million during the quarter ended March 31, 2007.

At March 31, 2007, our net portfolio of $960.4 million (at value) consisted of 55 portfolio companies and was invested 67% in senior secured loans, 27% in subordinated debt/corporate notes, 5% in equity investments and 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $17.4 million. Our largest portfolio company investment by value was approximately $44.5 million and our five largest portfolio company investments by value comprised approximately 22% of our portfolio at March 31, 2007. At December 31, 2006, our net portfolio of $757.3 million (at value) consisted of 49 portfolio companies and was invested 71% in senior secured loans, 26% in subordinated debt/corporate notes, 3% in equity investments and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $15 million at December 31, 2006. Our largest portfolio company investment by value was approximately $42.2 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2006.

Our weighted average yield on invested capital was 12.6% at March 31, 2007 versus 12.5% at December 31, 2006. The weighted average yields on our subordinated debt/corporate notes and senior secured loans were 13.7% and 12.3%, respectively, at March 31, 2007, versus 13.2% and 12.5%, respectively, at December 31, 2006. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment when averaged. Yields on invested capital exclude common equity investments, closed-end funds, short-term investments, cash and cash equivalents.

At March 31, 2007, 63% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 37% bore interest at fixed rates. At December, 2006, 69% of our debt investments bore interest based on floating rates and 31% bore interest at fixed rates.

The Investment Advisor employs a grading system for our entire portfolio. The Investment Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. The Investment Advisor assigns only one loan grade to each portfolio company for all loan investments in that portfolio company. The following is a description of the conditions associated with each investment rating:

Grade 1: Investments in portfolio companies whose performance is substantially within the Investment Advisor’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment. As of March 31, 2007, the Investment Advisor rated approximately 82% of our portfolio companies representing approximately 88% of the value of our total investments as Grade 1.

Grade 2: Investments in portfolio companies whose performance is below the Investment Advisor’s expectations and that require closer monitoring; however, no loss of investment return (interest and/or dividends) or principal is expected. As of March 31, 2007, the Investment Advisor rated approximately 16% of our portfolio companies representing approximately 11% of the value of our total investments as Grade 2.

Grade 3: Investments in portfolio companies whose performance is below the Investment Advisor’s expectations and for which risk has increased materially since origination. Some loss of investment return is expected, but no loss of principal is expected. Companies graded 3 will generally be out of compliance with debt covenants and will be unlikely to make debt repayments on their original schedule. As of March 31, 2007, the Investment Advisor rated none of our portfolio companies as Grade 3.

Grade 4: Investments in portfolio companies whose performance is materially below the Investment Advisor’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment. Investments graded 4 are those for which some loss of principal is expected. As of March 31, 2007, the Investment Advisor rated approximately 2% of our portfolio companies representing approximately 2% of the value of our total investments as Grade 4.

The Investment Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Investment Advisor and our Board of Directors reviews these investment ratings on a quarterly basis. Our average investment rating was 1.15 at March 31, 2007.

Results of operations

Results comparisons are for the three months ended March 31, 2007 and March 31, 2006.

Operating income

Investment income totaled $25,052,230 and $8,733,410, respectively, for the three months ended March 31, 2007 and March 31, 2006, of which $18,361,445 and $4,209,775, respectively, were attributable to interest and fees on senior secured loans, $162,636 and $4,125,906, respectively, to interest earned on short-term investments and cash equivalents, $6,254,177 and $143,811, respectively, to interest earned on subordinated debt/corporate notes, $260,477 and $151,918, respectively, to dividends from preferred stock and closed-end funds and $13,495 and $102,000 respectively, to other income. The increase in operating income compared to the prior period reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Operating expenses

Net operating expenses for the three months ended March 31, 2007 and March 31, 2006 were $11,037,857 and $2,053,421, respectively, which consisted of $2,769,806 and $1,332,439, respectively, in base management fees (net of base management fee waivers of $923,269 and $1,332,439, respectively), $3,692,649 and $0, respectively, in incentive management fees owed to the Investment Advisor, $218,703 and $288,345, respectively, in administrative services expenses, $146,591 and $213,917, respectively, in professional fees, $63,505 and $70,188, respectively, in director fees, $196,093 and $77,957, respectively, in Investment Advisor expenses, $40,931 and $36,539, respectively, in insurance expenses, $3,714,805 and $0, respectively, in interest expense and fees related to the Credit Facility, $62,705 and $0, respectively, in amortization of debt issuance costs, and $132,069 and $34,036, respectively, in other expenses. The increase in operating expenses compared to the prior period reflects the growth of our portfolio, the incurrence of incentive management fees to the Investment Advisor, and the incurrence of borrowing costs under our credit facility.

Net investment income

Net investment income was $14,014,373 and $6,679,989, respectively, for the three months ended March 31, 2007 and March 31, 2006 (which amounts would have been $13,091,104 and $5,347,550, respectively, without base management fee waivers).

Net realized loss

Net realized loss on investments of $192,875 for the three months ended March 31, 2007 was the result of $22,027 in net gains realized from the disposition of investments offset by $214,902 in net losses realized on foreign currency transactions during the year. For the three months ended March 31, 2006, net realized loss on investments was $405,166 resulting primarily from disposition of two subordinated debt/corporate notes positions.

Net unrealized appreciation

For the three months ended March 31, 2007 and March 31, 2006, the change in net unrealized appreciation was $3,206,782 and $846,233, respectively, which was comprised of an increase in net unrealized appreciation on investments of $3,177,312 and $834,193, respectively, a decrease in net unrealized depreciation on cash equivalents of $0 and $12,040, respectively, and net unrealized appreciation on foreign currency translations of $29,470 and $0, respectively.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended March 31, 2007 and March 31, 2006 was $17,028,280 and $7,121,056, respectively. As compared to the prior period, the increase reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Financial condition, liquidity and capital resources

During the three months ended March 31, 2007, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and subordinated debt/corporate notes, as well as from interest earned on temporary investments and dividends received from equity holdings. In the future, we may securitize a portion of our investments in senior secured loans or other assets.

Our primary uses of funds for operations during the three months ended March 31, 2007 consisted of investments in portfolio companies and payment of fees and other operating expenses incurred by the Company.

Our operating activities resulted in a net use of cash of $137,745,737 for the three months ended March 31, 2007.

In March 2006, our Board of Directors authorized the issuance and sale from time to time of up to $2.5 million in aggregate net asset value of shares of our common stock to certain existing and future officers and employees of the Investment Advisor at a price per share equal to the greater of $15.00 or our then current determined net asset value per share at the time of sale. Pursuant to this authorization, in April 2006 we issued and sold to certain employees of the Investment Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, during the three months ended March 31, 2007, we issued and sold to certain officers and employees of the Investment Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,354,000.

In August 2006, our Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of our common stock to the Investment Advisor at a price per share equal to our most recently determined net asset value per share at the time of sale, such shares to be used by the Investment Advisor for employee compensation and other purposes. Pursuant to this authorization, during the three months ended March 31, 2007, we issued and sold to the Investment Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

On December 6, 2006, we closed on our credit facility, and, on February 8, 2007, completed certain amendments thereto. The facility is a $400 million, multi-currency, four year, senior secured credit facility with a group of lenders. It provides us with the ability to seek additional commitments to an aggregate amount not to exceed $1 billion, subject to certain conditions. The credit facility has a stated maturity of December 6, 2010 and the interest rate applicable to borrowings thereunder is LIBOR plus 87.5 basis points. As a BDC, we are permitted to issue senior securities only in amounts such that our asset coverage equals at least 200% after each issuance of senior securities. At March 31, 2007, we had $300 million drawn and outstanding under the credit facility, with $100 million available to us.

Our financing activities resulted in a net inflow of cash of $140,039,902 for the three months ended March 31, 2007, primarily from borrowings under our credit facility.

At March 31, 2007, we had $5,330,578 in cash and cash equivalents. In addition, we had $128,800 in foreign currency at that date.

On March 6, 2007, we filed a Form N-2 registration statement with the SEC that would permit us, after it is declared effective by the SEC, to raise capital through a public offering of our common stock. On April 13, 2007, we filed an amendment to that registration statement.

On March 28, 2007, we filed a certificate of amendment to our articles of incorporation to increase our authorized capital stock from 40 million shares of common stock to 100 million shares of common stock.

On April 16, 2007, we increased commitments under the credit facility to $500 million until October 15, 2007, on which date total commitments will revert to $400 million. We expect that our substantial debt capital resources will provide us with the flexibility to take advantage of market opportunities when they arise.

On May 8, 2007, our Board of Directors declared a dividend of $0.42 per share, payable on May 31, 2007 to stockholders of record at the close of business on May 15, 2007.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at March 31, 2007 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit Facility Payable(1)	$300	$—	$—	$300	$—

(1)	At March 31, 2007, $100 million remained unused under our Credit Facility. As discussed above, on April 16, 2007 we increased commitments under the credit facility to $500 million until October 15, 2007, on which date total commitments will revert to $400 million.

We have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Investment Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our gross assets and an incentive fee. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. Pursuant to various other agreements, subsidiaries of PNC provide custodian services, administrative and accounting services, transfer agency and compliance support services to us. Payments under such agreements are generally equal to a percentage of our average net assets plus reimbursement of reasonable expenses, and a base fee. Either party may terminate each of the investment management agreement, administration agreement and such other agreements without penalty upon not less than 60 days’ written notice to the other. See Note 3 to our financials statements for more information regarding these agreements.

Off-Balance sheet financing

We had no off-balance sheet contractual obligations or arrangements at March 31, 2007 and December 31, 2006, respectively.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, and whether that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the last day of the first reporting period beginning after December 15, 2006, which is March 31, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements. At this time, the impact to the Company’s financial statements has not been determined.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status and obtain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of:

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies in which the Investment Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the three months ended March 31, 2007, these fees totaled $1,293,750. For the three months ended March 31, 2006, such fees totaled $320,000. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2007, 63% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our March 31, 2007 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $5,700,000, or $0.14 per share, in the value of our net assets at March 31, 2007 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $5,700,000, or $0.14 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2007 and March 31, 2006, we did not engage in any interest rate hedging activity.

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

Details of open forward foreign currency contracts at March 31, 2007 and at December 31, 2006, respectively, were as follows:

Foreign Currency Sold	Settlement Date	Amount Sold	US$ Value at Settlement Date	US$ Value at March 31, 2007	Unrealized Depreciation
Euro	April 18, 2007	13,400,000 Sold	$17,503,522	$17,934,877	$431,355
Euro	April 18, 2007	500,000 Sold	$653,767	$669,212	$15,445

Foreign Currency Sold	Settlement Date	Amount Sold	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Depreciation
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$455,094
Euro	January 10, 2007	500,000 Sold	$639,880	$659,990	$20,110

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2007 and February 26, 2007, the Company issued and sold to the Investment Advisor in private placements a total of 184,300 shares of the Company’s common stock for aggregate proceeds of approximately $2,791,000. On February 1, 2007 and March 1, 2007, the Company issued and sold to certain officers and employees of the Investment Advisor in private placements a total of 89,604 shares of the Company’s common stock for aggregate proceeds of approximately $1,354,000. The proceeds of these placements were used for general corporate purposes. These placements were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder for transactions not involving a public offering and based on the fact that the common stock was issued primarily to accredited investors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On March 27, 2007, the Company held its 2007 Annual Meeting of Stockholders in New York, New York for the purpose of considering and voting upon the election of Directors, to increase the number of authorized shares of the Company’s common stock from 40 million to 100 million, to amend the Company’s Investment Management Agreement and to ratify the selection of an independent registered public accounting firm. Votes were cast as follows:

Director nominee	For	Withheld
James R. Maher	28,840,991	—
Jerrold B. Harris	28,840,470	521
William E. Mayer	28,840,730	260
François de Saint Phalle	28,772,055	260
Maureen K. Usifer	28,771,316	521

Proposal	For	Against	Abstain
Increase authorized shares of common stock	28,833,391	7,600	260
Amend investment management agreement	28,840,470	—	260
Ratify the selection of Deloitte & Touche LLP	28,840,991	—	—

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

Date: May 10, 2007	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: May 10, 2007	By:	/s/ Frank D. Gordon
Frank D. Gordon Chief Financial Officer