Form 10-Q
period 2007-06-30
BlackRock Kelso Capital CORP
filed 2007-08-14
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

212-810-5800

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since last Report)

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 14, 2007, was 51,163,816.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

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

In addition to factors previously disclosed in the Company’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(2)	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company’s assets;

(3)	the relative and absolute investment performance and operations of the Company’s investment adviser, BlackRock Kelso Capital Advisors LLC (the “Investment Advisor”);

(4)	the impact of increased competition;

(5)	the impact of future acquisitions and divestitures;

(6)	the unfavorable resolution of legal proceedings;

(7)	the extent and timing of any share repurchases;

(8)	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

(9)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Investment Advisor;

(10)	terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Investment Advisor;

(11)	the ability of the Investment Advisor to attract and retain highly talented professionals;

(12)	fluctuations in foreign currency exchange rates; and

(13)	the impact of changes to tax legislation and, generally, the tax position of the Company.

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	June 30, 2007 (Unaudited)	December 31, 2006
Assets:
Investments at fair value:
Non-affiliate investments (amortized cost of $978,336,224 and $716,844,625)	$982,939,627	$718,730,964
Control investments (amortized cost of $35,730,396 and $35,437,060)	30,591,221	35,437,060
Affiliate investments (amortized cost of $67,803,784)	67,791,260	—

Total investments at fair value	1,081,322,108	754,168,024
Cash and cash equivalents	4,337,438	3,036,413
Foreign currency, at value (cost of $141,849 and $119,714)	143,887	126,375
Proceeds receivable from shares sold	160,000,000	—
Interest receivable	13,672,586	7,759,464
Dividends receivable	769,662	43,270
Prepaid expenses and other assets	1,272,896	1,125,838

Total Assets	$1,261,518,577	$766,259,384

Liabilities:
Payable for investments purchased	$45,365,799	$16,260,000
Unrealized depreciation on forward foreign currency contracts	27,514	475,204
Credit facility payable	430,803,995	164,000,000
Interest payable on credit facility	1,317,659	152,793
Offering costs payable	9,870,972	—
Dividend distributions payable	—	15,803,510
Base management fees payable	3,400,913	2,157,082
Incentive management fees payable	8,158,208	4,443,298
Accrued administrative services expenses	263,983	366,354
Other accrued expenses and payables	1,129,445	801,221

Total Liabilities	500,338,488	204,459,462

Net Assets:
Common stock, par value $.001 per share, 100,000,000 and 40,000,000 common shares authorized, 51,163,816 and 37,627,405 issued and outstanding	51,164	37,627
Paid-in capital in excess of par	766,120,049	563,233,775
Distributions in excess of net investment income	(5,191,458)	(3,392,549)
Accumulated net realized gain	774,106	497,795
Net unrealized appreciation (depreciation)	(573,772)	1,423,274

Total Net Assets	761,180,089	561,799,922

Total Liabilities and Net Assets	$1,261,518,577	$766,259,384

Net Asset Value Per Share	$14.88	$14.93

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended June 30, 2007	Six months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2006
Investment Income:
Interest income	$32,722,365	$57,500,623	$11,963,082	$20,442,574
Dividend income	480,200	740,677	161,419	313,337
Other income	5,000	18,495	20,134	122,134

Total investment income	33,207,565	58,259,795	12,144,635	20,878,045

Expenses:
Base management fees	4,534,551	8,227,626	2,734,456	5,399,334
Incentive management fees	5,831,674	9,524,323	—	—
Administrative services	259,773	478,476	291,762	580,107
Professional fees	396,195	542,786	106,082	319,999
Director fees	66,667	130,172	86,873	157,061
Investment advisor expenses	194,174	390,267	203,179	281,136
Insurance	48,844	89,775	46,566	83,105
Interest and credit facility fees	5,434,516	9,149,321	—	—
Amortization of debt issuance costs	82,264	144,969	—	—
Other	134,372	266,441	45,651	79,687

Expenses before management fee waiver	16,983,030	28,944,156	3,514,569	6,900,429
Base management fee waiver	(1,133,638)	(2,056,907)	(1,367,361)	(2,699,800)

Net expenses	15,849,392	26,887,249	2,147,208	4,200,629

Net Investment Income	17,358,173	31,372,546	9,997,427	16,677,416

Realized and Unrealized Gain (Loss):
Net realized gain (loss) on:
Investments	647,015	669,042	202,321	(202,845)
Foreign currency	(177,828)	(392,730)	—	—

Net realized gain (loss)	469,187	276,312	202,321	(202,845)

Net change in unrealized appreciation (depreciation):
Investments	(5,611,947)	(2,434,635)	970,702	1,804,895
Foreign currency translations	408,120	437,590	—	—
Cash equivalents	—	—	—	12,040

Net change in unrealized appreciation (depreciation)	(5,203,827)	(1,997,045)	970,702	1,816,935

Net realized and unrealized gain (loss)	(4,734,640)	(1,720,733)	1,173,023	1,614,090

Net Increase in Net Assets Resulting from Operations	$12,623,533	$29,651,813	$11,170,450	$18,291,506

Net Investment Income Per Share	$0.42	$0.79	$0.28	$0.46

Earnings Per Share	$0.31	$0.75	$0.31	$0.51

Basic and Diluted Weighted-Average Shares Outstanding	40,968,979	39,741,957	36,345,171	36,017,156

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Net Increase in Net Assets Resulting from Operations:
Net investment income	$31,372,546	$16,677,416
Net change in unrealized appreciation (depreciation)	(1,997,045)	1,816,935
Net realized gain (loss)	276,312	(202,845)

Net increase in net assets resulting from operations	29,651,813	18,291,506

Dividend Distributions to Stockholders from:
Net investment income	(33,171,455)	(15,525,485)

Capital Share Transactions:
Proceeds from shares sold	164,143,683	810,000
Less offering costs	(10,064,144)
Reinvestment of dividends	48,820,270	22,100,075

Net increase in net assets resulting from capital share transactions	202,899,809	22,910,075

Total Increase in Net Assets	199,380,167	25,676,096
Net assets at beginning of period	561,799,922	528,704,849

Net assets at end of period	$761,180,089	$554,380,945

Capital Share Activity:
Shares issued from subscriptions	10,273,904	54,000
Shares issued from reinvestment of dividends	3,262,507	1,473,388

Total increase in shares	13,536,411	1,527,388

Distributions in Excess:
Undistributed/(Distributions in excess of) net investment income	$(5,191,458)	$281,509

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Operating Activities:
Net increase in net assets resulting from operations	$29,651,813	$18,291,506
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from dispositions of short-term investments—net	—	24,990,928
Purchases of long-term investments	(511,089,886)	(260,908,244)
Purchases of foreign currency—net	(745,534)	—
Proceeds from sales/repayments of long-term investments	183,081,131	35,363,676
Net change in unrealized appreciation (depreciation) on investments	2,434,635	(1,804,895)
Net change in unrealized depreciation on foreign currency translations	(437,590)	—
Net realized (gain) loss on investments	(669,042)	202,845
Net realized loss on foreign currency	392,730	—
Amortization of premium/discount—net	(585,730)	(615,961)
Amortization of debt issuance costs	144,969	—
Decrease in receivable for investments sold	—	996,250
Increase in interest receivable	(5,913,122)	(2,054,261)
Increase in dividends receivable	(726,392)	(32,378)
Increase in deferred debt issuance costs	(123,128)	—
(Increase) decrease in prepaid expenses and other assets	(168,899)	21,780
Increase in payable for investments purchased	29,105,799	2,049,204
Increase (decrease) in offering costs payable	9,870,972	(2,627)
Increase (decrease) in base management fees payable	1,243,831	(1,756)
Increase in incentive management fees payable	3,714,910	—
(Decrease) increase in accrued administrative services expenses payable	(102,371)	458,776
Increase in interest payable on credit facility	1,164,866	—
Increase (decrease) in other accrued expenses and payables	328,224	(85,946)

Net cash used in operating activities	(259,427,814)	(183,131,103)

Financing Activities:
Net proceeds from issuance of common stock	154,079,539	810,000
Dividend distributions paid	(48,974,965)	(22,576,691)
Dividend distributions reinvested	48,820,270	22,100,075
Borrowings under credit facility	1,102,203,995	—
Repayments under credit facility	(835,400,000)	—
Increase in proceeds receivable from shares sold	(160,000,000)	—
Increase in payable to custodian	—	17,348,239

Net cash provided by financing activities	260,728,839	17,681,623

Net increase (decrease) in cash and cash equivalents	1,301,025	(165,449,480)
Cash and cash equivalents, beginning of period	3,036,413	288,972,347

Cash and cash equivalents, end of period	$4,337,438	$123,522,867

Supplemental disclosure of cash flow information:
Cash interest paid during period	$7,907,765	$—

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

June 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Subordinated Debt/Corporate Notes—35.5%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	$18,500,000		$18,500,000	$18,500,000	(b)
Advanstar, Inc., 12.36% PIK (LIBOR + 7.00%/Q), 11/30/15	Printing/Publishing	6,059,547		6,059,547	6,059,547
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/Fibers	15,000,000		15,000,000	15,412,500
Al Solutions, Inc., 16.00% (12.00% cash, 4.00% PIK), 12/29/13(d)	Metals	22,227,333		22,227,333	22,227,300	(b)
AMC Entertainment Holdings, Inc., 10.36% PIK (LIBOR + 5.00%/Q), 6/13/12	Entertainment	12,000,000		11,702,956	12,000,000	(b)
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	42,491,780		42,491,780	42,491,780
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	30,618,750		30,618,750	30,618,750	(b)
Lucite International Luxembourg Finance S.àr.l., PIK Loan, 12.99% PIK (EURIBOR + 9.00%/Q), 7/14/14(e)	Chemicals	10,281,565	(e)	12,675,525	14,441,180
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	39,500,000		39,500,000	39,500,000	(b)
Mattress Giant Corporation, 13.00% (11.00% cash, 2.00% PIK), 8/1/12	Bedding —Retail	13,804,012		13,688,176	13,665,972
MediMedia USA, Inc., 11.38%, 11/15/14, acquired 11/1/06(c)	Information Services	8,000,000		8,078,269	8,440,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,044,167		10,044,167	10,044,200	(b)
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	22,000,000		22,000,000	22,000,000	(b)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000		7,000,000	7,052,500
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,500,000		7,500,000	7,500,000	(b)

Total Subordinated Debt/Corporate Notes				267,086,503	269,953,729

Senior Secured Loans—98.3%(f)
Advanstar Communications Inc., Second Lien, 10.36% (LIBOR + 5.00%), 11/30/14	Printing/Publishing	14,000,000		14,000,000	14,040,838
ALM Media, Inc., Second Lien, 11.07% (LIBOR + 5.75%), 3/7/11	Publishing	43,814,417		43,816,213	43,814,417
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/Plumbing Services	35,000,000		35,000,000	35,000,000	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
American Safety Razor Company, LLC, Second Lien, 11.63% (LIBOR + 6.25%), 1/30/14	Consumer Products	$10,000,000		$10,000,000	$10,050,000
American SportWorks LLC, Second Lien, 18.00% (15.00% cash, 3.00% PIK), 6/27/14(g)	Utility Vehicles	13,000,000		13,000,000	13,000,000	(b)
AmQuip Crane Rental LLC, Second Lien, 13.00% (Base Rate + 4.75%), 6/29/14	Construction Equipment	22,000,000		22,000,000	22,000,000	(b)
Applied Tech Products Corp. et al., Tranche A, First Lien, 12.32% PIK (LIBOR + 7.00%), 10/24/10	Plastic Packaging	4,556,973		4,535,045	4,517,700	(b)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 16.32% PIK (LIBOR + 11.00%), 4/24/11	Plastic Packaging	2,127,430		2,113,439	2,114,500	(b)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 21.82% PIK (LIBOR + 16.50%), 10/24/11	Plastic Packaging	834,267		761,008	50,200	(b)
Bankruptcy Management Solutions, Inc., Second Lien, 11.57% (LIBOR + 6.25%), 7/31/13	Software	24,812,500		24,812,500	25,184,688
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 11.48% (CBA + 7.00%), 7/1/12(h)	Convenience Stores	20,000,000	(h)	18,835,700	18,835,700	(b)
Cannondale Bicycle Corporation, Second Lien, 11.36% (LIBOR + 6.00%), 6/5/10	Bicycles/ Apparel	10,000,000		10,000,000	10,000,000	(b)
Champion Energy Corporation et al., First Lien, 12.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(b)
Custom Direct, Inc. et al., Second Lien, 11.36% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	10,000,000	(b)
Deluxe Entertainment Services Group Inc., Second Lien, 11.36% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000		12,000,000	12,075,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.86% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,473,750		3,452,999	3,473,750
DynaVox Systems LLC, Term Loan C, First Lien, 10.36% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000		1,739,384	1,750,000
Eight O’Clock Coffee Company et al., Second Lien, 11.88% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000		14,000,000	14,210,000
Electrical Components International Holdings Company, Second Lien, 11.86% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000		20,000,000	20,100,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Event Rentals, Inc., Acquisition Loan (Funded), First Lien, 9.37% (LIBOR + 4.00%), 12/19/13	Party Rentals	$2,894,202	$2,894,202	$2,879,731
Event Rentals, Inc., Acquisition Loan (Unfunded), First Lien, 0.75%, 12/19/09	Party Rentals	12,105,798	12,105,798	12,045,269
Facet Technologies, LLC, Second Lien, 12.38% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(b)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 10.59% (LIBOR + 5.25%), 1/18/13	Retail Grocery	1,500,000	1,496,531	1,500,000	(b)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,542,868	11,489,056	11,542,900	(b)
Fitness Together Franchise Corporation, First Lien, 11.61% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,500,000	13,442,117	13,442,117	(b)
The Gleason Works, Second Lien, 10.84% (LIBOR + 5.50%), 12/30/13	Gear Production Machinery	16,000,000	16,000,000	16,120,000
Haggar Clothing Co., Second Lien, 12.65% (LIBOR + 7.25%), 11/1/11	Apparel	2,500,000	2,481,926	2,500,000
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 9.11% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,642,036	3,639,004	3,619,273
Heartland Automotive Services II Inc. et al., Acquisition Loan (Funded), First Lien, 9.35%, (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,740,000	1,740,000	1,705,200
Heartland Automotive Services II Inc. et al., Acquisition Loan (Unfunded), First Lien, 0.75%, 2/27/08	Automobile Repair	1,260,000	1,260,000	1,234,800
HIT Entertainment, Inc., Second Lien, 10.86% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	1,007,813
InterMedia Outdoor, Inc., Second Lien, 12.11% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	10,100,000
International Radiology Group, L.L.C. et al., First Lien, 8.57% (LIBOR + 3.25%), 6/30/11	Healthcare Management Services	4,840,909	4,802,203	4,840,909
International Radiology Group, L.L.C. et al., Second Lien, 12.32% (LIBOR + 7.00%), 6/30/12	Healthcare Management Services	10,000,000	9,916,697	10,000,000
Isola USA Corp., First Lien, 10.11% (LIBOR + 4.75%), 12/18/12	Electronics	9,950,000	9,813,410	9,850,500
Isola USA Corp., Second Lien, 13.07% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	24,937,500

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
J.G. Wentworth, LLC, Second Lien, 10.36% (LIBOR + 5.00%), 10/4/14	Financial Services	$10,000,000	$10,000,000	$10,000,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.88% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(b)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	40,512,222	39,971,594	39,971,594	(b)
MCCI Group Holdings, LLC, Second Lien, 12.36% (LIBOR + 7.00%), 6/21/13	Healthcare Services	29,000,000	28,933,364	29,000,000	(b)
Oriental Trading Company, Inc., Second Lien, 11.36% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	3,028,125
Penton Media, Inc. et al., Second Lien, 10.36% (LIBOR + 5.00%), 2/1/14(g)	Information Services	20,000,000	20,000,000	20,031,260
Physiotherapy Associates, Inc. et al., Second Lien, 13.75% (Base Rate + 5.50%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000	(b)
Precision Parts International Services Corp. et al., First Lien, 9.09% (LIBOR + 3.75%), 9/30/11	Automotive Parts	4,890,544	4,890,544	4,890,544
Premier Yachts, Inc. et al., Term A, First Lien, 9.09% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	8,338,701	8,305,433	8,297,008
Premier Yachts, Inc. et al., Term B, First Lien, 12.34% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,913,554	1,911,627
Professional Paint, Inc., Second Lien, 11.63% (LIBOR + 6.25%), 5/31/13	Paint and Coatings	31,500,000	31,500,000	31,500,000	(b)
Stolle Machinery Company, LLC, Second Lien, 11.32% (LIBOR + 6.00%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,585,000
Sunrise Medical LTC LLC et al., Second Lien, 11.86% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,400,000
Total Safety U.S. Inc., Second Lien, 11.82% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	9,045,000
United Subcontractors, Inc., Second Lien, 12.62% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	9,766,670
Water Pik, Inc., Second Lien, 10.86% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000	(b)
WBS Group LLC et al., Second Lien, 11.61% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	20,000,000	(b)
Wembley, Inc., Second Lien, 9.63% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	1,003,750
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 9.36% (LIBOR + 4.00%), 3/30/11	Restaurants	7,100,000	7,100,000	7,100,000	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 12.36% PIK (LIBOR + 7.00%), 3/30/11	Restaurants	$8,079,589	$8,079,589	$8,000,000	(b)
York Tape & Label, Inc. et al., Second Lien, 11.86% (LIBOR + 6.50%), 9/30/13	Printing	23,000,000	23,000,000	23,000,000

Total Senior Secured Loans			747,741,310	748,073,383

Preferred Stock—3.3%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	900,000	(b)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(b)
M & M Tradition Holdings Corp., Series A Convertible, 16.00%(g)	Sheet Metal Fabrication	15,000	15,000,000	15,000,000	(b)
Tygem Holdings, Inc., 8.00% PIK(d)	Metals	10,789,367	10,822,148	9,291,962	(b)

Total Preferred Stock			26,909,648	25,379,462

Common Stock—1.6%(i)
BKC ASW Blocker, Inc.(g)(j)	Utility Vehicles	5	250,000	250,000	(b)
BKC MTCH Blocker, Inc.(k)	Transportation	1,000	5,000,000	5,000,000	(b)
Facet Holdings Corp.	Medical Devices	10,000	100,000	150,000	(b)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	65,000	(b)
M & M Tradition Holdings Corp.(g)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000	(b)
MGHC Holding Corporation	Bedding— Retail	205,000	2,050,000	1,900,000	(b)
Tygem Holdings, Inc.(d)	Metals	3,596,456	3,608,956	—	(b)

Total Common Stock			16,071,456	12,365,000

Limited Partnership/Limited Liability Company Interests—3.9%
ARS Co-Investors, L.P.(i)(l)	HVAC/ Plumbing Services	—	—	600,000	(b)
Big Dumpster Coinvestment, LLC(i)	Waste Management Equipment	—	5,333,333	5,300,000	(b)
Prism Business Media Holdings LLC(g)(i)	Information Services	68	14,943,175	14,900,000	(b)
Sentry Common Investors, LLC(i)	Security Services	147,271	147,271	147,300	(b)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,700	(b)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	8,000,000	(b)

Total Limited Partnership/Limited Liability Company Interests			29,026,508	29,550,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Equity Warrants—0.3%(i)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	$—	$—	(b)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	—	(b)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(b)
Champion Energy Corporation, expire 6/29/16	Heating and Oil Services	15,900	300,000	1,000,000	(b)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	58,800	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	705,914	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	132,562	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	77,044	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	46,347	(b)

Total Equity Warrants			1,055,112	2,020,667

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,087,890,537	1,087,342,241
UNEARNED INCOME—(0.8)%			(6,020,133)	(6,020,133)

TOTAL INVESTMENTS—142.1%			$1,081,870,404	1,081,322,108

OTHER ASSETS & LIABILITIES (NET)—(42.1)%				(320,142,019)

NET ASSETS—100.0%				$761,180,089

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants.
(b)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $614,259,492, or 80.7% of net assets, at June 30, 2007.
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, such securities represent 4.1% of net assets at June 30, 2007.
(d)	These securities are considered “controlled” investments under the Investment Company Act of 1940 because the Company owns more than 25% of the portfolio company’s outstanding voting securities. For the six months ended June 30, 2007, for these portfolio companies there was interest income of $1,849,556, dividend income of $438,768 and net unrealized losses of $5,139,175. The aggregate fair value of the investments (net of unearned income) in these portfolio companies is $30,591,221, or 4.0% of net assets, at June 30, 2007.
(e)	Non-U.S. company. Principal amount is denominated in Euro (€).
(f)	Approximately 82% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Canadian Bankers’ Acceptance Rate (CBA), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of June 30, 2007 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2007

(g)	These securities are considered “affiliated” investments under the Investment Company Act of 1940 because the Company owns more than 5% (but not more than 25%) of the portfolio company’s outstanding voting securities. For the six months ended June 30, 2007, for these portfolio companies there were total purchases of $67,803,174, interest income of $819,083, dividend income of $126,667 and net unrealized losses of $12,524. The aggregate fair value of the investments (net of unearned income) in these portfolio companies is $67,791,260, or 8.9% of net assets, at June 30, 2007.
(h)	Non-U.S. company. Principal amount is denominated in Canadian dollars (CAD).
(i)	Non-income producing securities.
(j)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 5% (but not more than 25%) of the voting securities of American SportWorks LLC.
(k)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
(l)	The Company is the sole limited partner in ARS Co-Investors, L.P., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Cambridge International, Inc., Second Lien, 11.86% (LIBOR + 6.50%), 11/11/13	Metal Conveyor Belts	$20,500,000	$20,312,576	$20,295,000
Cannondale Bicycle Corporation, Second Lien, 12.35% (LIBOR + 7.00%), 6/5/10	Bicycles/ Apparel	10,000,000	10,000,000	10,000,000	(e)
Champion Energy Corporation et al., First Lien, 10.36% (LIBOR + 5.00%), 6/29/11	Heating and Oil Services	15,000,000	15,000,000	15,000,000	(e)
Champion Energy Corporation et al., Second Lien, 16.00% (12.00% cash, 4.00% PIK), 6/30/12	Heating and Oil Services	20,206,689	19,932,133	19,932,133	(e)
Data Transmission Network Corporation, Second Lien, 13.36% (LIBOR + 8.00%), 9/10/13	Information Services	4,000,000	4,000,000	4,000,000
Delta Air Lines, Inc., Term Loan B, First Lien, 10.12% (LIBOR + 4.75%), 3/16/08	Airlines	1,000,000	1,000,000	1,015,938
Deluxe Entertainment Services Group Inc., Second Lien, 13.61% (LIBOR + 8.25%), 7/28/11	Entertainment	16,000,000	16,000,000	16,440,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.88% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,491,250	3,467,793	3,491,250
DynaVox Systems LLC, Term Loan C, First Lien, 10.38% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000	1,738,195	1,750,000
Eight O’Clock Coffee Company et al., Second Lien, 11.88% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000	14,000,000	14,210,000
Electrical Components International Holdings Company, Second Lien, 11.88% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	20,100,000
Event Rentals, Inc., First Lien, 11.00% (Base Rate + 2.75%), 12/19/13	Party Rentals	15,000,000	14,850,704	15,000,000
Event Rentals, Inc., Acquisition Loan (Unfunded), First Lien, 0.75%, 12/19/09	Party Rentals	15,000,000	15,000,000	15,000,000
Facet Technologies, LLC, Second Lien, 12.37% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(e)
Fitness Together Franchise Corporation, First Lien, 11.62% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,900,000	13,834,539	13,834,539	(e)
The Gleason Works, Second Lien, 10.88% (LIBOR + 5.50%), 12/30/13	Gear Production Machinery	16,000,000	16,000,000	16,090,000
Haggar Clothing Co., Second Lien, 12.40% (LIBOR + 7.00%), 11/1/11	Apparel	2,500,000	2,479,861	2,500,000
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 9.12% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,719,780	3,716,355	3,719,780
Heartland Automotive Services II Inc. et al., Acquisition Loan (Funded), First Lien, 9.38% (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,740,000	1,740,000	1,740,000

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
United Subcontractors, Inc., Second Lien, 12.86% (LIBOR + 7.25%), 6/27/13	Building and Construction	$10,000,000	$10,000,000	$9,500,000
Wastequip, Inc., Second Lien, 10.85% (LIBOR + 5.50%), 7/15/12	Waste Management Equipment	500,000	500,000	502,500
Wembley, Inc., Second Lien, 9.70% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	1,012,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 11.36% (LIBOR + 6.00%), 3/30/11	Restaurants	7,350,000	7,350,000	7,114,000	(e)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 14.36% (LIBOR + 9.00%), 3/30/11	Restaurants	8,000,000	8,000,000	7,678,000	(e)

Total Senior Secured Loans			581,038,955	581,769,087

Preferred Stock—2.1%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	900,000	(e)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(e)
Tygem Holdings, Inc., 8.00% PIK(d)	Metals	10,789,367	10,826,867	10,826,867	(e)

Total Preferred Stock			11,914,367	11,914,367

Common Stock—1.0%(h)
Facet Holdings Corp.	Medical Devices	10,000	100,000	100,000	(e)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	62,500	(e)
MGHC Holding Corporation	Bedding— Retail	205,000	2,050,000	2,050,000	(e)
Tygem Holdings, Inc.(d)	Metals	3,596,456	3,608,956	3,608,956	(e)

Total Common Stock			5,821,456	5,821,456

Limited Partnership Interest—0.1%(h)
ARS Co-Investors, L.P.(i)	HVAC/ Plumbing Services	—	324,216	324,216	(e)

Equity Warrants—0.2%(h)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	50,900	(e)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
Champion Energy Corporation, expire 6/29/16	Heating and Oil Services	15,900	300,000	300,000	(e)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	56,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	512,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	64,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	24,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	9,000	(e)

Total Equity Warrants			1,055,112	1,015,900

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$756,329,073	$758,215,412
UNEARNED INCOME—(0.7)%			(4,047,388)	(4,047,388)

TOTAL INVESTMENTS—134.2%			$752,281,685	754,168,024

OTHER ASSETS & LIABILITIES (NET)—(34.2)%				(192,368,102)

NET ASSETS—100.0%				$561,799,922

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership interest and equity warrants.
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, such securities represent 5.4% of net assets at December 31, 2006.
(d)	These securities are considered “controlled” investments under the Investment Company Act of 1940 because the Company owns more than 25% of the portfolio company’s outstanding voting securities. For the year ended December 31, 2006, for this portfolio company there was interest income of $20,729. The aggregate fair value of the investments (net of unearned income) in this portfolio company is $35,437,060, or 6.3% of net assets, at December 31, 2006.
(e)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $221,405,554, or 39.4% of net assets, at December 31, 2006.
(f)	Non-U.S. company. Principal amount is denominated in Euro (€).
(g)	Approximately 83% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2006 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).
(h)	Non-income producing securities.
(i)	The Company is the sole limited partner in ARS Co-Investors, L.P., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.

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

On July 2, 2007, the Company completed an initial public offering through which it sold an additional 10,000,000 shares of its common stock at a price of $16.00 per share and listed its shares on the NASDAQ Global Select Market (collectively, the “Public Market Event”). Net proceeds from the Public Market Event of $149,935,856 reflect the payment of an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,664,144.

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

(h)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) were as follows:

Dividend amount per share outstanding	Record date	Pay date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007

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

(i)	The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contract.

Details of open forward foreign currency contracts at June 30, 2007 and at December 31, 2006, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2007	Unrealized Appreciation/ (Depreciation)
Euro	July 18, 2007	13,900,000 Sold	$18,736,853	$18,816,433	$(79,580)
Euro	July 18, 2007	4,080,000 Bought	$5,471,031	$5,523,097	$52,066

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Appreciation/ (Depreciation)
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$(455,094)
Euro	January 10, 2007	500,000 Sold	$639,880	$659,990	$(20,110)

(j)	Foreign currency amounts are translated into United States dollars on the following basis:

(i)	market value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of each month; and

(ii)	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, and if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the last day of the first reporting period beginning after December 15, 2006, which was March 31, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

3. Agreements and related party transactions

The Company has entered into an Investment Management Agreement (the “Management Agreement”) with the Investment Advisor, under which the Investment Advisor, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Advisor receives a base management fee (the “Management Fee”) from the Company quarterly in arrears at an annual rate of 2.0% of the Company’s total assets, including any assets acquired with the proceeds of leverage.

The Investment Advisor contractually agreed to waive its rights to receive one-half of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company until the first date on which 90% of the assets of the Company were invested in portfolio companies in accordance with the Company’s investment objective or the first anniversary of the Closing, whichever was sooner (the “Ramp-Up Date”). The Ramp-Up Date occurred on July 25, 2006. Thereafter, the Investment Advisor agreed to waive, until such time as the Company had completed the Public Market Event, one-quarter of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company.

For the three and six months ended June 30, 2007, the Investment Advisor earned $3,400,913 and $6,170,719, in base management fees, net of the waiver provision, from the Company. For the three and six months ended June 30, 2006, the Investment Advisor earned $1,367,095 and $2,699,534 in such fees.

The Management Agreement provides that the Investment Advisor or its affiliates may be entitled to an incentive management fee (the “Incentive Fee”) under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Investment Advisor or its affiliates receiving no Incentive Fee payments if returns to Company stockholders, as described in more detail below, do not meet an 8.0% annualized rate of return and will result in the Investment Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return. Annualized rate of return in this context is computed by reference to the Company’s net asset value and does not take into account changes in the market price of the Company’s common stock.

The Investment Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: the pre-offering period; the transition period; trailing four quarters’ periods (which will apply only to the portion of the Incentive Fee based on income) and annual periods (which will apply only to the portion of the Incentive Fee based on capital gains).

• The “pre-offering period” began on July 25, 2006, the first anniversary of the date the Company commenced operations, and ended on June 30, 2007.

• The “transition period” began on July 1, 2007 and will end on June 30, 2008.

• The “trailing four quarters’ periods” will begin on September 30, 2008. In other words, the income portion of the Incentive Fee payable for the quarterly period ending on September 30, 2008, will be determined by reference to the four quarter period ending on September 30, 2008.

• The term “annual period” means the period beginning on July 1 of each calendar year beginning in 2007 and ending on June 30 of the next calendar year.

The hurdle rate for each quarterly portion of a measurement period is 2.0% times the net asset value of the Company’s common stock at the beginning of the respective measurement period calculated after giving effect to any distributions that occurred during the measurement period times the number of calendar quarters in the measurement period. A portion of the Incentive Fee is based on the Company’s income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income. For each of the first three measurement periods referred to above (the pre-offering period, the transition period and each rolling four quarter period), the Company will pay the Investment Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess described in this paragraph for each period is referred to as the excess income amount.

The portion of the Incentive Fee based on income for each period will equal 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equals 20% of the period’s excess income amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on income for the period will equal an amount such that the cumulative Incentive Fee payments to the Investment Advisor during the period based on income equals 20% of the period’s excess income amount.

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated separately for each of two periods: the pre-offering period (on a quarterly basis) and after the pre-offering period (on an annual basis). For each period, the Company will pay the Investment Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess described in this paragraph is referred to the excess gain amount.

The portion of the Incentive Fee based on capital gains for each period will equal 50% of the period’s excess gain amount, until such payments equal 20% of the period’s excess gain amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period will equal an amount such that the portion of the Incentive Fee payments to the Investment Advisor based on capital gains for the period will equal 20% of the period’s excess gain amount. The result of this formula is that, if the portion of the Incentive Fee based on income for the period exceeds the period’s hurdle rate, then the portion of the Incentive Fee based on capital gains will be capped at 20% of the excess gain amount.

In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for its assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

For the three and six months ended June 30, 2007, the Investment Advisor earned $5,831,674 and $9,524,323 in incentive management fees from the Company. No incentive management fees were earned prior to July 25, 2006.

The Management Agreement provides that the Company will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to the Company. For the three and six months ended June 30, 2007, the Company incurred $194,174 and $390,267 for costs and expenses reimbursable to the Investment Advisor under the Management Agreement. For the three and six months ended June 30, 2006, the Company incurred $203,179 and $281,136 in such costs and expenses.

No person who is an officer, director or employee of the Investment Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Investment Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company has also entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. For the three and six months ended June 30, 2007, the Company incurred $213,681 and $388,681 for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2006, the Company incurred $249,316 and $495,891 in such expenses.

From time to time, the Investment Advisor or the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Investment Advisor or the Administrator, as the case may be, for such amounts paid on its behalf. Reimbursements to the Investment Advisor for the three and six months ended June 30, 2007 were $408,072 and $717,325 respectively. There were no reimbursements to the Administrator for the three and six months ended June 30, 2007. Reimbursements to the Investment Advisor for the three and six months ended June 30, 2006 were $282,261 and $432,253, respectively, and reimbursements to the Administrator for the three and six months ended June 30, 2006 were $2,594 and $27,494, respectively.

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

For the three and six months ended June 30, 2007, the Company incurred $68,329 and $127,032 for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements. For the three and six months ended June 30, 2006, the Company incurred $49,935 and $105,344 for such fees payable to PFPC and its affiliates.

In March 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of the Company’s common stock to certain existing and future officers and employees of the Investment Advisor at a price per share equal to the greater of $15.00 or the Company’s most recently determined net asset value per share at the time of sale. Pursuant to this authorization, in April 2006 the Company issued and sold to certain employees of the Investment Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, during the six months ended June 30, 2007, the Company issued and sold to certain officers and employees of the Investment Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,354,000.

In August 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of the Company’s common stock to the Investment Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the

Investment Advisor for employee compensation and other purposes. Pursuant to this authorization, during the six months ended June 30, 2007, the Company issued and sold to the Investment Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

At June 30, 2007 and December 31, 2006, respectively, the Investment Advisor beneficially owned approximately 1,006,000 and 775,000 shares of the Company’s Common Stock, representing approximately 2.0% and 2.1% of the total shares outstanding. At June 30, 2007 and December 31, 2006, respectively, other entities affiliated with the Administrator and PFPC beneficially owned indirectly approximately 2,689,000 and 2,475,000 shares of the Company’s Common Stock, representing approximately 5.3% and 6.6% of the total shares outstanding. At June 30, 2007 and December 31, 2006 an entity affiliated with the Administrator and PFPC owned 36.5% of the members’ interests of the Investment Advisor.

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

The Company earned $59,782 and $184,511 in interest income on investments in money market securities issued by MLIM or its former affiliates for the three and six months ended June 30, 2006. The Company held $4,885,000 in money market securities issued by MLIM or its former affiliates at June 30, 2006, representing approximately 0.9% of the Company’s net assets. No MLIM-affiliated investments were held by the Company during the six months ended June 30, 2007. From time to time, former affiliates of MLIM may serve as broker/dealer or agent for the Company or for portfolio companies in which the Company invests. For the three and six months ended June 30, 2007 and for the three and six months ended June 30, 2006, the Company did not make any payments to former MLIM affiliates for such services.

As described in Note 7, on February 8, 2007 the Company added several lenders to its credit facility in order to increase amounts available for borrowing there under. One of the new lenders was Merrill Lynch Capital Corporation (“MLCC”), a subsidiary of Merrill Lynch, with a lending commitment of $75,000,000. On April 16, 2007, MLCC’s commitment was increased by $25,000,000, to $100,000,000 in aggregate, pursuant to a temporary (until October 16, 2007) increase of amounts available under the facility. The terms and conditions applicable to MLCC as a lender are identical to those of any other lender under the facility. In accordance with such terms, MLCC generally receives a pro rata share of any payments the Company makes under the credit facility for principal, interest or fees.

Pursuant to the underwriting agreement with respect to the Public Market Event, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a subsidiary of Merrill Lynch, served as an underwriter and a senior book-running manager, committing to purchase 2,000,000 shares of the Company’s common stock at a price of $16.00 per share. The terms and conditions applicable to MLPF&S under the underwriting agreement were identical to those of other entities serving in similar capacities. In accordance with such terms, MLPF&S received approximately $1,800,000 of the underwriting discount paid by the Company.

4. Net asset value per share

At June 30, 2007, the Company’s total net assets and net asset value per share were $761,180,089 and $14.88, respectively. This compares to total net assets and net asset value per share at December 31, 2006 of $561,799,922 and $14.93, respectively.

5. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the three and six months ended June 30, 2007 and June 30, 2006.

	Three months ended June 30, 2007	Six months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2006
Numerator for basic and diluted net increase in net assets per share	$12,623,533	$29,651,813	$11,170,450	$18,291,506
Denominator for basic and diluted weighted average shares	40,968,979	39,741,957	36,345,171	36,017,156
Basic/diluted net increase in net assets per share resulting from operations	$0.31	$0.75	$0.31	$0.51

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the above periods.

6. Investments

Excluding short-term investments, purchases and sales/repayments of investments for the three months ended June 30, 2007 totaled $297,210,707 and $166,539,550, respectively, and for the six months ended June 30, 2007 totaled $511,089,886 and $183,081,131, respectively. Purchases and sales/repayments of long-term investments for the three months ended June 30, 2006 were $188,254,574 and $29,107,373, respectively, and for the six months ended June 30, 2006 totaled $260,908,244 and $35,363,676, respectively.

At June 30, 2007, investments and cash and cash equivalents consisted of the following, excluding unearned income:

	Amortized Cost	Fair Value
Cash and cash equivalents	$4,337,438	$4,337,438

Subordinated debt/corporate notes	267,086,503	269,953,729

Senior secured loans:
First lien	187,017,107	186,865,722
Second/other priority lien	560,724,203	561,207,661

Total senior secured loans	747,741,310	748,073,383

Preferred stock	26,909,648	25,379,462
Common stock	16,071,456	12,365,000
Limited partnership/limited liability company interests	29,026,508	29,550,000
Equity warrants	1,055,112	2,020,667

Total	$1,092,227,975	$1,091,679,679

At December 31, 2006, investments and cash and cash equivalents consisted of the following, excluding unearned income:

	Amortized Cost	Fair Value
Cash and cash equivalents	$3,036,413	$3,036,413

Subordinated debt/corporate notes	156,174,967	157,370,386

Senior secured loans:
First lien	183,865,772	183,529,833
Second/other priority lien	397,173,183	398,239,254

Total senior secured loans	581,038,955	581,769,087

Preferred stock	11,914,367	11,914,367
Common stock	5,821,456	5,821,456
Limited partnership interest	324,216	324,216
Equity warrants	1,055,112	1,015,900

Total	$759,365,486	$761,251,825

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments.

The industry composition of the portfolio at fair value at June 30, 2007 and December 31, 2006 was as follows, excluding unearned income:

Industry	June 30, 2007	December 31, 2006
Printing, Publishing and Media	13.1%	7.2%
Business Services	11.3	10.7
Consumer Products	10.6	11.2
Manufacturing	10.3	6.6
Other Services	10.0	10.4
Healthcare	7.7	13.3
Chemicals	5.6	6.4
Electronics	5.5	7.9
Entertainment and Leisure	5.5	6.9
Retail	5.4	3.0
Transportation	3.6	0.1
Utilities	3.2	4.6
Metals	2.9	4.8
Beverage, Food and Tobacco	2.7	3.8
Finance	0.9	—
Homebuilding	0.9	1.3
Containers and Packaging	0.6	0.9
Textiles	0.2	0.3
Aerospace and Defense	—	0.6

Total	100.0%	100.0%

7. Credit agreement and borrowings

On December 6, 2006, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) and, on February 8 and April 16, 2007, completed certain amendments thereto. Under the amended Credit Agreement, the lenders have agreed to extend credit to the Company in an aggregate principal amount not to exceed $500 million at any one time outstanding until October 16, 2007, on which date total commitments will revert to $400 million. The Credit Agreement is a four-year revolving facility (with a stated maturity date of December 6, 2010) and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, the interest rate payable under the Credit Agreement is 87.5 basis points over LIBOR. The Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. In addition to the asset coverage ratio described above, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility to a maximum of $1 billion under certain circumstances. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At June 30, 2007, the Company had $430,803,995 drawn on the revolving credit facility versus $164,000,000 at December 31, 2006. The weighted average annual interest cost for the three and six months ended June 30, 2007 was 6.47% and 6.59% respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility was $328,401,557 and $274,741,110, respectively, during the three and six months ended June 30, 2007. The maximum amount borrowed during the three and six months ended June 30, 2007 was $430,803,995. The remaining amount available under the facility was $69,196,005 at June 30, 2007 versus $61,000,000 at December 31, 2006.

At June 30, 2007 and December 31, 2006, respectively, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

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

9. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2007 and during the six months ended June 30, 2006.

	Six months ended June 30, 2007	Six months ended June 30, 2006
Per Share Data:
Net asset value, beginning of period	$14.93	$14.95

Net investment income	0.79	0.46
Net realized and unrealized gain (loss)	(0.04)	0.05

Total from investment operations	0.75	0.51
Dividend distributions to stockholders from net investment income	(0.84)	(0.43)
Effect of anti-dilution	0.23	—
Offering costs	(0.19)	—

Net increase in net assets	(0.05)	0.08

Net asset value, end of period	$14.88	$15.03

Market price, end of period(1)	$14.75	$—

Total return(2)(3)	5.34%	3.42%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(4)(5)	5.76%	1.57%
Ratio of credit facility related expenses to average net assets(4)	3.04%	—

Ratio of total expenses to average net assets(4)(5)	8.80%	1.57%
Ratio of net investment income to average net assets(4)	10.27%	6.21%
Net assets, end of period	$761,180,089	$554,380,945
Average debt outstanding	$274,741,110	—
Weighted average shares outstanding	39,741,957	36,017,156
Average debt per share(6)	$6.91	—
Portfolio turnover(3)	20%	15%

(1)	The Company’s common stock commenced trading on the NASDAQ Global Select Market on June 26, 2007. There was no established public trading market for the stock prior to that date.
(2)	Total return is based on the change in net asset value per share during the period and takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(3)	Not annualized.
(4)	Annualized.
(5)	For the six months ended June 30, 2007 and June 30, 2006, the ratio of operating expenses before management fee waiver to average net assets is 6.43% and 2.57%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 9.47% and 2.57%, respectively.

(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On July 2, 2007, we completed an initial public offering through which we sold an additional 10,000,000 shares of our common stock at a price of $16.00 per share, less an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,664,144. We received approximately $149.9 million in net proceeds from this offering.

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” The SEC recently adopted new rules under the 1940 Act to expand the definition of “eligible portfolio company” to include all private companies and companies whose securities are not listed on a national securities exchange. The new rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. The new rules became effective November 30, 2006. As a result of these new rules, we are no longer required to determine the eligibility of a portfolio company by reference to whether or not it has outstanding marginable securities.

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

During the first year of our operations (through July 2006), the Investment Advisor agreed to waive its right to receive one-half of the base management fee the Investment Advisor would otherwise have been entitled to receive from us. Thereafter, the Investment Advisor waived one-quarter of the amount of the base management fee the Investment Advisor would otherwise have been entitled to receive from us. All of the fee waivers terminated upon completion of the initial public offering of our common stock.

Additionally, the management agreement provides that the Investment Advisor or its affiliates may be entitled to an incentive fee under certain circumstances. The determination of the incentive fee will result in the Investment

Advisor or its affiliates receiving no incentive fee payments if returns to our stockholders do not meet an 8.0% annualized rate of return and will result in the Investment Advisor or its affiliates receiving less than the full amount of the incentive fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return. Annualized rate of return in this context is computed by reference to our net asset value and does not take into account changes in the market price of our common stock. The determination of the incentive fee is subject to any applicable limitations under the 1940 Act and the Investment Advisers Act of 1940.

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies in which the Investment Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the three months and six months ended June 30, 2007, these fees totaled $2,499,512 and $3,793,262, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Portfolio and investment activity

During the quarter ended June 30, 2007, we invested approximately $297.2 million across 10 new and 5 existing portfolio companies. The new investments consisted primarily of senior loans secured by second liens ($187.3 million, or 63% of the total) and first liens ($52.9 million, or 18%), subordinated debt/corporate notes ($28.7 million, or 10%) and equity securities ($28.3 million, or 9%). Additionally, we received proceeds from sales/repayments of principal of approximately $166.5 million during the quarter ended June 30, 2007.

At June 30, 2007, our net portfolio of $1.1 billion (at fair value) consisted of 59 portfolio companies and was invested 69% in senior secured loans, 25% in subordinated debt/corporate notes, 6% in equity investments and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $18.3 million. Our largest portfolio company investment by value was approximately $44.5 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at June 30, 2007. At December 31, 2006, our net portfolio of $757.3 million (at fair value) consisted of 49 portfolio companies and was invested 71% in senior secured loans, 26% in subordinated debt/corporate notes, 3% in equity investments and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $15 million at December 31, 2006. Our largest portfolio company investment by value was approximately $42.2 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2006.

Our weighted average yield on invested capital was 12.5% at June 30, 2007 and December 31, 2006. The weighted average yields on our subordinated debt/corporate notes and senior secured loans were 13.4% and 12.2%, respectively, at June 30, 2007, versus 13.2% and 12.5%, respectively, at December 31, 2006. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment when averaged. Yields on invested capital exclude common equity investments, short-term investments, cash and cash equivalents.

At June 30, 2007, 64% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 36% bore interest at fixed rates. At December 31, 2006, 69% of our debt investments bore interest based on floating rates and 31% bore interest at fixed rates.

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

Grade 1: Investments in portfolio companies whose performance is substantially within the Investment Advisor’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment. As of June 30, 2007, the Investment Advisor rated 48 of our portfolio companies representing approximately 84% of the value of our total investments as Grade 1.

Grade 2: Investments in portfolio companies whose performance is below the Investment Advisor’s expectations and that require closer monitoring; however, no loss of investment return (interest and/or dividends) or principal is expected. As of June 30, 2007, the Investment Advisor rated 9 of our portfolio companies representing approximately 12% of the value of our total investments as Grade 2.

Grade 3: Investments in portfolio companies whose performance is below the Investment Advisor’s expectations and for which risk has increased materially since origination. Some loss of investment return is expected, but no loss of principal is expected. Companies graded 3 will generally be out of compliance with debt covenants and will be unlikely to make debt repayments on their original schedule. As of June 30, 2007, the Investment Advisor rated one of our portfolio companies representing approximately 1% of the value of our total investments as Grade 3.

Grade 4: Investments in portfolio companies whose performance is materially below the Investment Advisor’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment. Investments graded 4 are those for which some loss of principal is expected. As of June 30, 2007, the Investment Advisor rated one of our portfolio companies representing approximately 3% of the value of our total investments as Grade 4.

The Investment Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Investment Advisor and our Board of Directors reviews these investment ratings on a quarterly basis. Our average investment rating was 1.23 at June 30, 2007.

Results of operations

Operating results for the three months ended June 30, 2007 and June 30, 2006

Operating income

Investment income totaled $33,207,565 and $12,144,635, respectively, for the three months ended June 30, 2007 and June 30, 2006, of which $24,153,242 and $8,176,418, respectively, were attributable to interest and fees on senior secured loans, $8,547,392 and $206,451, respectively, to interest earned on subordinated debt/corporate notes, $21,731 and $3,580,213, respectively, to interest earned on short-term investments and cash equivalents, $480,200 and $161,419, respectively, to dividends from preferred stock and closed-end funds and $5,000 and $20,134 respectively, to other income. The increase in operating income compared to the prior period reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Operating expenses

Net operating expenses for the three months ended June 30, 2007 and June 30, 2006 were $15,849,392 and $2,147,208, respectively, which consisted of $3,400,913 and $1,367,095, respectively, in base management fees (net of base management fee waivers of $1,133,638 and $1,367,361, respectively), $5,831,674 and $0, respectively, in incentive management fees owed to the Investment Advisor, $259,773 and $291,762, respectively, in administrative services expenses, $396,195 and $106,082, respectively, in professional fees, $66,667 and $86,873, respectively, in director fees, $194,174 and $203,179, respectively, in Investment Advisor expenses, $48,844 and $46,566, respectively, in insurance expenses, $5,434,516 and $0, respectively, in interest expense and fees related to the Credit

Facility, $82,264 and $0, respectively, in amortization of debt issuance costs, and $134,372 and $45,651, respectively, in other expenses. The increase in operating expenses compared to the prior period reflects the growth of our portfolio, the incurrence of incentive management fees to the Investment Advisor, and the incurrence of borrowing costs under our credit facility.

Net investment income

Net investment income was $17,358,173 and $9,997,427, respectively, for the three months ended June 30, 2007 and June 30, 2006 (which amounts would have been $16,224,535 and $8,630,066, respectively, without base management fee waivers).

Net realized gain/loss

Net realized gain on investments of $469,187 for the three months ended June 30, 2007 was the result of $647,015 in net gains realized from the disposition of investments partially offset by $177,828 in net losses realized on foreign currency transactions during the period. For the three months ended June 30, 2006, net realized gain on investments was $202,321.

Net unrealized appreciation (depreciation)

For the three months ended June 30, 2007 and June 30, 2006, the change in net unrealized appreciation (depreciation) was ($5,203,827) and $970,702, respectively, which was comprised of a (decrease) increase in net unrealized appreciation (depreciation) on investments of ($5,611,947) and $970,702, respectively, and net unrealized appreciation on foreign currency translations of $408,120 and $0, respectively.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended June 30, 2007 and June 30, 2006 was $12,623,533 and $11,170,450, respectively. As compared to the prior period, the increase reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Operating results for the six months ended June 30, 2007 and June 30, 2006

Operating income

Investment income totaled $58,259,795 and $20,878,045, respectively, for the six months ended June 30, 2007 and June 30, 2006, of which $42,514,687 and $12,386,193, respectively, were attributable to interest and fees on senior secured loans, $14,801,569 and $350,262, respectively, to interest earned on subordinated debt/corporate notes, $184,367 and $7,706,119, respectively, to interest earned on short-term investments and cash equivalents, $740,677 and $313,337, respectively, to dividends from preferred stock and closed-end funds and $18,495 and $122,134 respectively, to other income. The increase in operating income compared to the prior period reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Operating expenses

Net operating expenses for the six months ended June 30, 2007 and June 30, 2006 were $26,887,249 and $4,200,629, respectively, which consisted of $6,170,719 and $2,699,534, respectively, in base management fees (net of base management fee waivers of $2,056,907 and $2,699,800, respectively), $9,524,323 and $0, respectively, in incentive management fees owed to the Investment Advisor, $478,476 and $580,107, respectively, in administrative services expenses, $542,786 and $319,999, respectively, in professional fees, $130,172 and $157,061, respectively, in director fees, $390,267 and $281,136, respectively, in Investment Advisor expenses, $89,775 and $83,105, respectively, in insurance expenses, $9,149,321 and $0, respectively, in interest expense and fees related to the Credit Facility, $144,969 and $0, respectively, in amortization of debt issuance costs, and $266,441 and $79,687, respectively, in other expenses. The increase in operating expenses compared to the prior period reflects the growth of our portfolio, the incurrence of incentive management fees to the Investment Advisor, and the incurrence of borrowing costs under our credit facility.

Net investment income

Net investment income was $31,372,546 and $16,677,416, respectively, for the six months ended June 30, 2007 and June 30, 2006 (which amounts would have been $29,315,639 and $13,977,616, respectively, without base management fee waivers).

Net realized gain/loss

Net realized gain on investments of $276,312 for the six months ended June 30, 2007 was the result of $669,042 in net gains realized from the disposition of investments partially offset by $392,730 in net losses realized on foreign currency transactions during the period. For the six months ended June 30, 2006, net realized loss on investments was $202,845.

Net unrealized appreciation (depreciation)

For the six months ended June 30, 2007 and June 30, 2006, the change in net unrealized appreciation (depreciation) was ($1,997,045) and $1,816,935, respectively, which was comprised of a (decrease) increase in net unrealized appreciation (depreciation) on investments of ($2,434,635) and $1,804,895, respectively, net unrealized appreciation on foreign currency translations of $437,590 and $0, respectively, and net unrealized appreciation on cash equivalents of $0 and $12,040, respectively.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the six months ended June 30, 2007 and June 30, 2006 was $29,651,813 and $18,291,506, respectively. As compared to the prior period, the increase reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2007, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and subordinated debt/corporate notes, from sales of selected portfolio company investments or repayments of principal, as well as from dividends earned on preferred equity investments. In the future, we may securitize a portion of our investments in senior secured loans or other assets.

Our primary uses of funds for operations during the six months ended June 30, 2007 consisted of investments in portfolio companies, payment of base and incentive management fees incurred by the Company and payment of interest charges incurred on credit facility borrowings.

Our operating activities resulted in a net use of cash of $259,427,814 for the six months ended June 30, 2007.

In March 2006, our Board of Directors authorized the issuance and sale from time to time of up to $2.5 million in aggregate net asset value of shares of our common stock to certain existing and future officers and employees of the Investment Advisor at a price per share equal to the greater of $15.00 or our then current determined net asset value per share at the time of sale. Pursuant to this authorization, in April 2006 we issued and sold to certain employees of the Investment Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, during the six months ended June 30, 2007, we issued and sold to certain officers and employees of the Investment Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,354,000.

In August 2006, our Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of our common stock to the Investment Advisor at a price per share equal to our most recently determined net asset value per share at the time of sale, such shares to be used by the Investment Advisor for employee compensation and other purposes. Pursuant to this authorization, during the six months ended June 30, 2007, we issued and sold to the Investment Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

On December 6, 2006, we closed on our credit facility, and, on February 8 and April 16, 2007, completed certain amendments thereto. The facility is a $500 million, multi-currency, four year, senior secured credit facility with a group of lenders. It provides us with the ability to seek additional commitments to an aggregate amount not to exceed $1 billion, subject to certain conditions. The credit facility has a stated maturity of December 6, 2010 and the interest rate applicable to borrowings thereunder is LIBOR plus 87.5 basis points. On October 16, 2007, total commitments under the credit facility will revert to $400 million. As a BDC, we are permitted to issue senior securities only in amounts such that our asset coverage equals at least 200% after each issuance of senior securities. At June 30, 2007, we had approximately $431 million drawn and outstanding under the credit facility, with $69 million available to us. After application of the net proceeds of our initial public offering to repay debt, pro forma borrowings outstanding under our credit facility would have been approximately $281 million at June 30, 2007, with $219 million available to us.

Our financing activities resulted in a net inflow of cash of $260,728,839 for the six months ended June 30, 2007, primarily from the net proceeds received from our initial public offering and from net borrowings under our credit facility.

At June 30, 2007, we had $4,337,438 in cash and cash equivalents. In addition, we had $143,887 in foreign currency at that date.

On July 2, 2007, we completed an initial public offering through which we sold 10,000,000 shares of our common stock at a price of $16.00 per share, less an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,664,144. We received $149,935,856 in net proceeds from this offering.

On August 9, 2007, our Board of Directors declared a dividend of $0.42 per share, payable on September 28, 2007 to stockholders of record at the close of business on September 14, 2007.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at June 30, 2007 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Credit Facility Payable(1)	$431	$—	$—	$431	$—

(1)	At June 30, 2007, $69 million remained unused under our Credit Facility. After application of the net proceeds of our initial public offering to repay debt, pro forma borrowings outstanding under our Credit Facility would have been approximately $281 million at June 30, 2007, with $219 million remaining unused.

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

Off-Balance sheet financing

We had no off-balance sheet contractual obligations or arrangements at June 30, 2007 and December 31, 2006, respectively.

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

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies in which the Investment Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the three and six months ended June 30, 2007, these fees totaled $2,499,512 and $3,793,262, respectively. For the three and six months ended June 30, 2006, such fees totaled $445,722 and $773,222, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2007, 64% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our June 30, 2007 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $9,700,000, or $0.19 per share, in the value of our net assets at June 30, 2007 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $9,700,000, or $0.19 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2007 and June 30, 2006, we did not engage in any interest rate hedging activity.

We may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. Details of open forward foreign currency contracts at June 30, 2007 and at December 31, 2006, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2007	Unrealized Appreciation/ (Depreciation)
Euro	July 18, 2007	13,900,000 Sold	$18,736,853	$18,816,433	$(79,580)
Euro	July 18, 2007	4,080,000 Bought	$5,471,031	$5,523,097	$52,066

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Appreciation/ (Depreciation)
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$(455,094)
Euro	January 10, 2007	500,000 Sold	$639,880	$659,990	$(20,110)

Item 4.	Controls and Procedures

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

There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K filing.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: August 14, 2007	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer