Form 10-Q
period 2007-09-30
BlackRock Kelso Capital CORP
filed 2007-11-13
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-33559

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 12, 2007, was 51,978,325.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

In addition to factors previously disclosed in the Company’s Securities and Exchange Commission (the “SEC”) reports and those identified elsewhere in this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

(1)	the introduction, withdrawal, success and timing of business initiatives and strategies;

(2)	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of the Company’s assets;

(3)	the relative and absolute investment performance and operations of the Company’s investment adviser, BlackRock Kelso Capital Advisors LLC (the “Investment Advisor”);

(4)	the impact of increased competition;

(5)	the impact of future acquisitions and divestitures;

(6)	the unfavorable resolution of legal proceedings;

(7)	the extent and timing of any share repurchases;

(8)	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

(9)	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company or the Investment Advisor;

(10)	terrorist activities, which may adversely affect the general economy, real estate, financial and capital markets, specific industries, and the Company and the Investment Advisor;

(11)	the ability of the Investment Advisor to attract and retain highly talented professionals;

(12)	fluctuations in foreign currency exchange rates; and

(13)	the impact of changes to tax legislation and, generally, the tax position of the Company.

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	September 30, 2007 (Unaudited)	December 31, 2006
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,008,065,858 and $716,844,625)	$995,613,786	$718,730,964
Controlled investments (amortized cost of $36,437,915 and $35,437,060)	25,644,952	35,437,060
Affiliated investments (amortized cost of $70,604,501 and $0)	74,490,023	—

Total investments at fair value	1,095,748,761	754,168,024
Cash and cash equivalents	1,089,985	3,036,413
Foreign currency at fair value (cost of $387,450 and $119,714)	413,503	126,375
Interest receivable	21,553,561	7,759,464
Dividends receivable	1,881,956	43,270
Prepaid expenses and other assets	1,305,846	1,125,838

Total Assets	$1,121,993,612	$766,259,384

Liabilities:
Payable for investments purchased	$8,587,302	$16,260,000
Unrealized depreciation on forward foreign currency contracts	1,471,865	475,204
Credit facility payable	346,400,000	164,000,000
Interest payable on credit facility	4,706,343	152,793
Offering costs payable	65,288	—
Dividend distributions payable	—	15,803,510
Base management fees payable	5,319,050	2,157,082
Incentive management fees payable	—	4,443,298
Accrued administrative services expenses	365,581	366,354
Other accrued expenses and payables	924,455	801,221

Total Liabilities	367,839,884	204,459,462

Net Assets:
Common stock, par value $.001 per share, 100,000,000 and 40,000,000 common shares authorized, 51,978,325 and 37,627,405 issued and outstanding	51,978	37,627
Paid-in capital in excess of par	778,116,247	563,233,775
Distributions in excess of net investment income	(4,324,681)	(3,392,549)
Accumulated net realized gain	1,102,935	497,795
Net unrealized appreciation (depreciation)	(20,792,751)	1,423,274

Total Net Assets	754,153,728	561,799,922

Total Liabilities and Net Assets	$1,121,993,612	$766,259,384

Net Asset Value Per Share	$14.51	$14.93

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation Statements of Operations (Unaudited)	Three months ended September 30, 2007	Nine months ended September 30, 2007	Three months ended September 30, 2006*	Nine months ended September 30, 2006*
Investment Income:
From non-controlled/non-affiliated investments:
Interest	$30,901,350	$85,410,789	$14,999,584	$35,442,158
Dividends	369,249	585,317	116,866	430,203
Other income	16,500	34,995	—	122,133
From controlled investments:
Interest	951,449	2,801,006	—	—
Dividends	215,787	654,555	—	—
From affiliated investments:
Interest	1,141,468	1,983,094	—	—
Dividends	568,083	653,925	—	—
Other income	—	300,000	—	—

Total investment income	34,163,886	92,423,681	15,116,450	35,994,494

Expenses:
Base management fees	5,319,049	13,546,675	2,818,865	8,218,199
Incentive management fees	(112,226)	9,412,097	1,309,382	1,309,382
Administrative services	325,608	804,084	295,260	875,367
Professional fees	260,960	803,746	211,224	531,223
Director fees	121,688	251,860	64,526	221,587
Investment advisor expenses	218,221	608,488	200,994	482,130
Insurance	112,146	201,921	42,194	125,299
Interest and credit facility fees	5,321,907	14,471,228	—	—
Amortization of debt issuance costs	62,819	207,788	—	—
Other	178,092	444,533	62,089	141,776

Expenses before management fee waiver	11,808,264	40,752,420	5,004,534	11,904,963
Base management fee waiver	—	(2,056,907)	(895,428)	(3,595,228)

Net expenses	11,808,264	38,695,513	4,109,106	8,309,735

Net Investment Income	22,355,622	53,728,168	11,007,344	27,684,759

Realized and Unrealized Gain (Loss):
Net realized gain (loss) on:
Investments	860,090	1,529,132	430,880	228,035
Foreign currency	(531,262)	(923,992)	(291,079)	(291,079)

Net realized gain (loss)	328,828	605,140	139,801	(63,044)

Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments:
Investments and cash equivalents	(17,055,475)	(14,338,411)	149,698	1,966,633
Foreign currency translations	(1,407,763)	(970,173)	114,631	114,631
Controlled investments	(5,653,788)	(10,792,963)	—	—
Affiliated investments	3,898,046	3,885,522	—	—

Net change in unrealized appreciation (depreciation)	(20,218,980)	(22,216,025)	264,329	2,081,264

Net realized and unrealized gain (loss)	(19,890,152)	(21,610,885)	404,130	2,018,220

Net Increase in Net Assets Resulting from Operations	$2,465,470	$32,117,283	$11,411,474	$29,702,979

Net Investment Income Per Share	$0.44	$1.23	$0.30	$0.76

Earnings Per Share	$0.05	$0.74	$0.31	$0.82

Basic and Diluted Weighted-Average Shares Outstanding	51,190,376	43,600,033	36,901,928	36,315,321

*	Certain amounts have been reclassified to conform to the current periods’ presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net Increase in Net Assets Resulting from Operations:
Net investment income	$53,728,168	$27,684,759
Net change in unrealized appreciation (depreciation)	(22,216,025)	2,081,264
Net realized gain (loss)	605,140	(63,044)

Net increase in net assets resulting from operations	32,117,283	29,702,979

Dividend Distributions to Stockholders from:
Net investment income	(54,660,300)	(26,593,678)

Capital Share Transactions:
Proceeds from shares sold	164,143,683	810,000
Less offering costs	(9,884,838)	—
Reinvestment of dividends	60,637,978	33,127,605

Net increase in net assets resulting from capital share transactions	214,896,823	33,937,605

Total Increase in Net Assets	192,353,806	37,046,906
Net assets at beginning of period	561,799,922	528,704,849

Net assets at end of period	$754,153,728	$565,751,755

Capital Share Activity:
Shares issued from subscriptions	10,273,904	54,000
Shares issued from reinvestment of dividends	4,077,016	2,206,816

Total increase in shares	14,350,920	2,260,816

Distributions in Excess:
(Distributions in excess of)/Undistributed net investment income, end of period	$(4,324,681)	$220,757

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Operating Activities:
Net increase in net assets resulting from operations	$32,117,283	$29,702,979
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from dispositions (purchase) of short-term investments—net	—	76,990,928
Purchases of long-term investments	(635,102,461)	(451,805,780)
Purchases of foreign currency—net	(302,953)	(413,610)
Proceeds from sales/repayments of long-term investments	273,915,761	68,720,921
Net change in unrealized appreciation (depreciation) on investments	21,245,852	(1,954,946)
Net change in unrealized appreciation (depreciation) on foreign currency translations	970,173	(114,631)
Net realized gain on investments	(1,529,132)	(228,035)
Net realized loss on foreign currency	923,992	291,079
Amortization of premium/discount—net	(992,434)	(802,433)
Amortization of debt issuance costs	207,788	—
Increase in receivable for investments sold	—	(1,728,078)
Increase in interest receivable	(13,794,097)	(5,142,227)
Increase in dividends receivable	(1,838,686)	(12,250)
Increase in deferred debt issuance costs	(81,948)	—
(Increase) decrease in prepaid expenses and other assets	(305,849)	63,974
(Decrease) increase in payable for investments purchased	(7,672,698)	5,561,704
Increase (decrease) in offering costs payable	65,288	(587,080)
Increase in base management fees payable	3,161,968	1,086,646
(Decrease) increase in incentive management fees payable	(4,443,298)	1,309,382
(Decrease) increase in accrued administrative services expenses payable	(773)	740,069
Increase in interest payable on credit facility	4,553,549	—
Increase in other accrued expenses and payables	123,234	83,222

Net cash used in operating activities	(328,779,441)	(278,238,166)

Financing Activities:
Net proceeds from issuance of common stock	154,258,845	810,000
Dividend distributions paid	(70,463,810)	(33,666,996)
Dividend distributions reinvested	60,637,978	33,127,605
Borrowings under credit facility	1,247,203,995	—
Repayments under credit facility	(1,064,803,995)	—

Net cash provided by financing activities	326,833,013	270,609

Net decrease in cash and cash equivalents	(1,946,428)	(277,967,557)
Cash and cash equivalents, beginning of period	3,036,413	288,972,347

Cash and cash equivalents, end of period	$1,089,985	$11,004,790

Supplemental disclosure of cash flow information:
Cash interest paid during period	$9,748,088	$—

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

September 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Senior Secured Notes—6.0%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(b)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$14,962,500
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,000,000		30,000,000	30,000,000	(c)

Total Senior Secured Notes				45,000,000	44,962,500

Unsecured Debt—21.7%
AMC Entertainment Holdings, Inc., 10.60% PIK (LIBOR + 5.00%/Q), 6/13/12	Entertainment	12,331,520		12,049,582	11,961,575
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	43,780,697		43,780,697	41,920,019
BE Foods Investments, Inc., 10.61% PIK (LIBOR + 5.25%/Q), 7/11/12	Food	25,000,000		24,152,207	23,875,000
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	31,675,249		31,675,249	31,675,249	(c)
Lucite International Luxembourg Finance S.àr.l., PIK Loan, 13.23% PIK (EURIBOR + 9.00%/Q), 7/14/14(d)	Chemicals	10,619,120	(e)	13,148,563	14,573,426
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	39,500,000		39,500,000	39,500,000	(c)

Total Unsecured Debt				164,306,298	163,505,269

Subordinated Debt—12.5%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	18,592,500		18,592,500	18,592,500	(c)
Advanstar, Inc., 12.20% PIK (LIBOR + 7.00%/Q), 11/30/15	Printing/ Publishing	6,248,867		6,248,867	6,264,489
Al Solutions, Inc., 16.00% PIK, 12/29/13(f)	Metals	22,894,153		22,894,153	22,894,153	(c)
Mattress Giant Corporation, 13.00% (11.00% cash, 2.00% PIK), 8/1/12	Bedding —Retail	13,873,032		13,762,872	13,179,380
MediMedia USA, Inc., 11.38%, 11/15/14, acquired 11/1/06(b)	Information Services	8,000,000		8,076,492	8,490,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,120,335		10,120,335	10,120,335	(c)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(b)	Security Services	7,000,000		7,000,000	6,860,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,561,250		7,561,250	7,561,250	(c)

Total Subordinated Debt				94,256,469	93,962,107

Senior Secured Loans—97.4%(g)
Advanstar Communications Inc., Second Lien, 10.20% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	13,335,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Alpha Media Group Inc., Second Lien, 12.70% (LIBOR + 7.50%), 2/11/15	Publishing	$20,000,000		$19,209,391	$19,400,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/Plumbing Services	35,000,000		35,000,000	35,000,000	(c)
American Safety Razor Company, LLC, Second Lien, 11.69% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	9,850,000
American SportWorks LLC, Second Lien, 18.00% (15.00% cash, 3.00% PIK), 6/27/14(h)	Utility Vehicles	13,000,000		13,000,000	13,000,000	(c)
AmQuip Crane Rental LLC, Second Lien, 10.91% (LIBOR + 5.75%), 6/29/14	Construction Equipment	22,000,000		22,000,000	21,340,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 12.25% PIK (Base Rate + 4.50%), 10/24/10	Plastic Packaging	4,699,181		4,678,919	4,699,181	(c)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 16.25% PIK (Base Rate + 8.50%), 4/24/11	Plastic Packaging	2,215,331		2,202,264	2,174,171	(c)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 19.75% PIK (Base Rate + 12.00%), 10/24/11	Plastic Packaging	880,336		811,353	—	(c)
Arclin US Holdings Inc., Second Lien, 11.86% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	14,500,000
Bankruptcy Management Solutions, Inc., Second Lien, 11.38% (LIBOR + 6.25%), 7/31/13	Software	24,750,000		24,750,000	24,007,500
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 11.90% (CBA + 7.00%), 7/1/12(d)	Discount Stores	19,869,754	(i)	18,526,319	19,795,770	(c)
Berlin Packaging L.L.C., Second Lien, 11.85% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,289,630	23,280,000
Cannondale Bicycle Corporation, Second Lien, 11.13% (LIBOR + 6.00%), 6/5/10	Bicycles/ Apparel	10,000,000		10,000,000	10,000,000	(c)
Champion Energy Corporation et al., First Lien, 12.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(c)
Custom Direct, Inc. et al., Second Lien, 11.20% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	9,750,000
Deluxe Entertainment Services Group Inc., Second Lien, 11.20% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000		12,000,000	11,640,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.79% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,465,000		3,445,592	3,465,000	(c)
DynaVox Systems LLC, Term Loan C, First Lien, 10.25% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000		1,739,978	1,750,000	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Eight O’Clock Coffee Company et al., Second Lien, 11.88% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	$14,000,000	$14,000,000	$13,440,000
Electrical Components International Holdings Company, Second Lien, 12.06% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	17,600,000
Event Rentals, Inc., Acquisition Loan (Funded), First Lien, 9.37% (LIBOR + 4.00%), 12/19/13	Party Rentals	6,412,698	6,412,698	6,380,635
Event Rentals, Inc., Acquisition Loan (Unfunded), First Lien, 0.75%, 12/19/09	Party Rentals	8,587,302	8,587,302	8,544,365
Facet Technologies, LLC, Second Lien, 12.38% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(c)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 10.57% (LIBOR + 5.25%), 1/18/13	Retail Grocery	1,500,000	1,496,688	1,500,000	(c)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,572,393	11,520,650	11,572,393	(c)
Fitness Together Franchise Corporation, First Lien, 11.62% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,250,000	13,196,030	13,196,030	(c)
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 12.38% (Base Rate + 4.75%), 2/27/12	Automobile Repair	3,600,173	3,597,339	3,564,172
Heartland Automotive Services II Inc. et al., Acquisition Loan, First Lien, 11.36%, (LIBOR + 6.00%), 2/27/12	Automobile Repair	1,740,000	1,740,000	1,722,600
HIT Entertainment, Inc., Second Lien, 10.86% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	955,000
InterMedia Outdoor, Inc., Second Lien, 11.95% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	10,100,000
Isola USA Corp., First Lien, 9.95% (LIBOR + 4.75%), 12/18/12	Electronics	9,925,000	9,794,965	9,379,125
Isola USA Corp., Second Lien, 13.30% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	24,000,000
Kaz, Inc. et al., M&E Loan, First Lien, 10.38% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(c)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	40,921,846	40,411,900	40,411,900	(c)
LJVH Holdings Inc., Second Lien, 10.70% (LIBOR + 5.50%), 1/19/15(d)	Specialty Coffee	25,000,000	25,000,000	24,250,000
MCCI Group Holdings, LLC, Second Lien, 12.46% (LIBOR + 7.00%), 6/21/13	Healthcare Services	29,000,000	28,936,173	29,000,000	(c)
Oriental Trading Company, Inc., Second Lien, 11.13% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	2,850,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Penton Media, Inc. et al., Second Lien, 10.36% (LIBOR + 5.00%), 2/1/14(h)	Information Services	$25,000,000	$24,651,805	$23,703,125
Physiotherapy Associates, Inc. et al., Second Lien, 13.25% (Base Rate + 5.50%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	16,830,000
Precision Parts International Services Corp. et al., First Lien, 10.08% (LIBOR + 5.00%), 9/30/11	Automotive Parts	4,878,225	4,878,225	4,487,967
Premier Yachts, Inc. et al., Term A, First Lien, 9.30% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	8,107,942	8,076,303	8,067,403
Premier Yachts, Inc. et al., Term B, First Lien, 12.55% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,913,869	1,911,627
Professional Paint, Inc., Second Lien, 11.88% (LIBOR + 6.50%), 5/31/13	Paint and Coatings	31,500,000	31,500,000	31,500,000	(c)
Stolle Machinery Company, LLC, Second Lien, 11.25% (LIBOR + 6.00%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,160,000
Sunrise Medical LTC LLC et al., Second Lien, 11.70% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,256,000
Total Safety U.S. Inc., Second Lien, 11.86% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,730,000
United Subcontractors, Inc., Second Lien, 12.61% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	9,512,500
Water Pik, Inc., Second Lien, 11.19% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	29,400,000	(c)
WBS Group LLC et al., Second Lien, 11.73% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	20,000,000	(c)
Wembley, Inc., Second Lien, 9.72% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	920,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 9.20% (LIBOR + 4.00%), 3/30/11	Restaurants	7,100,000	7,100,000	7,100,000	(c)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 12.20% (LIBOR + 7.00%), 3/30/11	Restaurants	8,334,656	8,334,656	8,334,656	(c)
York Tape & Label, Inc. et al., Second Lien, 11.64% (LIBOR + 6.50%), 9/30/13	Printing	23,000,000	23,000,000	22,540,000

Total Senior Secured Loans			746,202,049	734,906,120

Preferred Stock—2.4%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	900,000	(c)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(c)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(h)	Sheet Metal Fabrication	13,135	13,135,000	13,332,025	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Tygem Holdings, Inc., 8.00% PIK(f)	Metals	10,789,367	$10,826,867	$3,642,860	(c)

Total Preferred Stock			25,049,367	18,062,385

Common Stock—1.7%(j)
BKC ASW Blocker, Inc.(h)(k)	Utility Vehicles	1,000	250,000	330,378	(c)
BKC MTCH Blocker, Inc.(l)	Transportation	1,000	5,000,000	5,600,000	(c)
Facet Holdings Corp.	Medical Devices	10,000	100,000	125,000	(c)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	64,900	(c)
M & M Tradition Holdings Corp.(h)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000	(c)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	1,500,000	(c)
Tygem Holdings, Inc.(f)	Metals	3,596,456	3,608,956	—	(c)

Total Common Stock			16,071,456	12,620,278

Limited Partnership/Limited Liability Company Interests—4.3%
ARS Investment Holdings, LLC(j)	HVAC/Plumbing Services	—	—	650,000	(c)
Big Dumpster Coinvestment, LLC(j)	Waste Management Equipment	—	5,333,333	3,500,000	(c)
Prism Business Media Holdings LLC(h)(j)	Information Services	68	14,943,201	19,500,000	(c)
Sentry Common Investors, LLC(j)	Security Services	147,271	147,271	147,300	(c)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729	(c)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	8,000,000	(c)

Total Limited Partnership/Limited Liability Company Interests			29,026,534	32,400,029

Equity Warrants—0.1%(j)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	—	(c)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	58,800	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	627,631	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	109,459	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	59,499	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	33,695	(c)

Total Equity Warrants			755,112	889,084

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2007

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,120,667,285	$1,101,307,772
UNEARNED INCOME—(0.7)%			(5,559,011)	(5,559,011)

TOTAL INVESTMENTS—145.3%			$1,115,108,274	1,095,748,761

OTHER ASSETS & LIABILITIES (NET)—(45.3)%				(341,595,033)

NET ASSETS—100.0%				$754,153,728

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants.
(b)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, such securities represent 4.0% of net assets at September 30, 2007.
(c)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $564,655,353, or 74.9% of net assets, at September 30, 2007.
(d)	Non-U.S. company or principal place of business outside the U.S.
(e)	Principal amount is denominated in Euro (€).
(f)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Net Unrealized Gains (Losses)	Fair Value at September 30, 2007	Interest Income**	Dividend Income**
Al Solutions, Inc.
Subordinated Debt	$22,000,000	$894,153	$—	$22,894,153	$2,801,006	$—
Tygem Holdings, Inc.:
Preferred Stock	10,826,867	—	(7,184,007)	3,642,860	—	654,555
Common Stock	3,608,956	—	(3,608,956)	—	—	—
Less: Unearned Income	(998,763)	106,702	—	(892,061)	—	—

Totals	$35,437,060	$1,000,855	$(10,792,963)	$25,644,952	$2,801,006	$654,555

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the nine months ended September 30, 2007.

The aggregate fair value of these investments (net of unearned income) represents 3.4% of net assets at September 30, 2007.

(g)	Approximately 81% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Canadian Bankers’ Acceptance Rate (CBA), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of September 30, 2007 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2007

(h)	“Affiliated” investments under the Investment Company Act of 1940, whereby the Company owns more than 5% (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Affiliated Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Net Unrealized Gains (Losses)	Fair Value at September 30, 2007	Interest/Other Income**	Dividend Income**
American SportWorks LLC:
Senior Secured Loan	$—	$13,000,000	$—	$13,000,000	$632,148	$—
Common Stock	—	250,000	80,378	330,378	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	—	13,135,000	197,025	13,332,025	300,000	653,925
Common Stock	—	5,000,000	—	5,000,000	—	—
Penton Media, Inc.
Senior Secured Loan	—	24,651,805	(948,680)	23,703,125	1,350,946	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	—	14,943,201	4,556,799	19,500,000	—	—
Less: Unearned Income	—	(375,505)	—	(375,505)	—	—

Totals	$—	$70,604,501	$3,885,522	$74,490,023	$2,283,094	$653,925

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the nine months ended September 30, 2007.

The aggregate fair value of these investments (net of unearned income) represents 9.9% of net assets at September 30, 2007.

(i)	Principal amount is denominated in Canadian dollars (CAD).
(j)	Non-income producing securities.
(k)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 5% (but not more than 25%) of the voting securities of American SportWorks LLC.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Notes—5.2%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$15,037,500
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	14,000,000		14,000,000	14,000,000	(e)

Total Senior Secured Notes				29,000,000	29,037,500

Unsecured Debt—10.2%
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	40,026,667		40,026,667	39,876,567
Lucite International Luxembourg Finance S.àr.l., PIK Loan, 12.52% PIK (EURIBOR + 9.00%/Q), 7/14/14(f)	Chemicals	13,411,203	(f)	16,526,817	17,391,819

Total Unsecured Debt				56,553,484	57,268,386

Subordinated Debt—12.6%
Al Solutions, Inc., 16.00% (12.00% cash, 4.00% PIK), 12/29/13(d)	Metals	22,000,000		22,000,000	22,000,000	(e)
American Residential Services L.L.C., 15.00% (12.00% cash, 3.00% PIK), 9/28/13	HVAC/ Plumbing Services	20,000,000		20,000,000	20,000,000	(e)
Mattress Giant Corporation, 13.00% (11.00% cash, 2.00% PIK), 8/1/12	Bedding—Retail	13,667,000		13,539,811	13,667,000
MediMedia USA, Inc., 11.38%, 11/15/14, acquired 11/1/06(c)	Information Services	8,000,000		8,081,672	8,380,000
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000		7,000,000	7,017,500

Total Subordinated Debt				70,621,483	71,064,500

Senior Secured Loans—103.5%
ALM Media, Inc., Second Lien, 11.11% (LIBOR + 5.75%), 3/7/11	Publishing	39,750,000		39,752,039	39,716,888
American Safety Razor Company, LLC, Second Lien, 11.72% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	10,125,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 11.87% (LIBOR + 4.50% cash, 2.00% PIK), 10/24/10	Plastic Packaging	4,251,515		4,226,310	4,226,310	(e)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 16.37% (LIBOR + 9.00% cash, 2.00% PIK), 4/24/11	Plastic Packaging	1,951,515		1,935,706	1,935,706	(e)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 19.87% (LIBOR + 6.30% cash, 8.20% PIK), 10/24/11	Plastic Packaging	737,955		656,283	656,283	(e)
Bankruptcy Management Solutions, Inc., Second Lien, 11.60% (LIBOR + 6.25%), 7/31/13	Software	24,937,500		24,937,500	25,249,219

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Heartland Automotive Services II Inc. et al., Acquisition Loan (Funded), First Lien, 9.38% (LIBOR + 4.00%), 2/27/12	Automobile Repair	$1,740,000	$1,740,000	$1,740,000
Heartland Automotive Services II Inc. et al., Acquisition Loan (Unfunded), First Lien, 0.75%, 2/27/08	Automobile Repair	1,260,000	1,260,000	1,260,000
HIT Entertainment, Inc., Second Lien, 10.86% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	1,009,688
International Radiology Group, L.L.C. et al., First Lien, 8.60% (LIBOR + 3.25%), 6/30/11	Healthcare Management Services	4,920,455	4,876,235	4,920,455
International Radiology Group, L.L.C. et al., Second Lien, 12.35% (LIBOR + 7.00%), 6/30/12	Healthcare Management Services	10,000,000	9,908,440	10,000,000
Isola USA Corp., First Lien, 10.12% (LIBOR + 4.75%), 12/18/12	Electronics	10,000,000	9,850,206	9,800,100
Isola USA Corp., Second Lien, 13.12% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	25,000,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.85% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(e)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	40,000,000	40,000,000	40,000,000	(e)
MacAndrews Deluxe Holdings LLC, First Lien, 13.00%, 7/28/11	Entertainment	14,000,000	14,000,000	14,052,500
MCCI Group Holdings, LLC, Second Lien, 14.25% (Base Rate + 6.00%), 6/21/13	Healthcare Services	29,000,000	28,927,836	29,000,000
Oriental Trading Company, Inc., Second Lien, 11.47% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	3,000,000
Precision Parts International Services Corp. et al., First Lien, 9.24% (LIBOR + 3.75%), 9/30/11	Automotive Parts	4,915,181	4,915,181	4,915,181
Premier Yachts, Inc. et al., Term A, First Lien 9.10% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,761,904	7,725,431	7,723,094
Premier Yachts, Inc. et al., Term B, First Lien, 12.35% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,750,000	1,741,702	1,741,250
Prism Business Media Holdings, Inc., Second Lien, 11.38% (LIBOR + 6.00%), 9/30/13	Information Services	11,000,000	10,990,588	10,990,837
Professional Paint, Inc., Second Lien, 11.13% (LIBOR + 5.75%), 5/31/13	Paint and Coatings	16,000,000	16,000,000	16,120,000
QTC Acquisition Inc., Second Lien, 11.85% (LIBOR + 6.50%), 5/10/13	Disability Evaluations	23,000,000	22,940,221	23,057,500
Robertson Aviation, L.L.C., First Lien, 8.92% (LIBOR + 3.50%), 4/19/13	Aviation Fuel Systems	4,603,817	4,593,121	4,626,836
Stolle Machinery Company, LLC, Second Lien, 11.36% (LIBOR + 6.00%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,585,000
Sunrise Medical LTC LLC et al., Second Lien, 11.87% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,436,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Total Safety U.S. Inc., Second Lien, 11.85% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	$9,000,000	$9,000,000	$9,045,000
United Subcontractors, Inc., Second Lien, 12.86% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	9,500,000
Wastequip, Inc., Second Lien, 10.85% (LIBOR + 5.50%), 7/15/12	Waste Management Equipment	500,000	500,000	502,500
Wembley, Inc., Second Lien, 9.70% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	1,012,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 11.36% (LIBOR + 6.00%), 3/30/11	Restaurants	7,350,000	7,350,000	7,114,000	(e)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 14.36% (LIBOR + 9.00%), 3/30/11	Restaurants	8,000,000	8,000,000	7,678,000	(e)

Total Senior Secured Loans			581,038,955	581,769,087

Preferred Stock—2.1%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	900,000	(e)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(e)
Tygem Holdings, Inc., 8.00% PIK(d)	Metals	10,789,367	10,826,867	10,826,867	(e)

Total Preferred Stock			11,914,367	11,914,367

Common Stock—1.0%(h)
Facet Holdings Corp.	Medical Devices	10,000	100,000	100,000	(e)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	62,500	(e)
MGHC Holding Corporation	Bedding —Retail	205,000	2,050,000	2,050,000	(e)
Tygem Holdings, Inc.(d)	Metals	3,596,456	3,608,956	3,608,956	(e)

Total Common Stock			5,821,456	5,821,456

Limited Partnership Interest—0.1%(h)
ARS Co-Investors, L.P.(i)	HVAC/Plumbing Services	—	324,216	324,216	(e)

Equity Warrants—0.2%(h)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	50,900	(e)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(e)
Champion Energy Corporation, expire 6/29/16	Heating and Oil Services	15,900	300,000	300,000	(e)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	56,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	512,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	64,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	24,000	(e)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	9,000	(e)

Total Equity Warrants			1,055,112	1,015,900

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

Certain amounts have been reclassified to conform to the September 30, 2007 presentation.

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

On July 2, 2007, the Company completed an initial public offering through which it sold an additional 10,000,000 shares of its common stock at a price of $16.00 per share and listed its shares on the NASDAQ Global Select Market (collectively, the “Public Market Event”). Net proceeds from the Public Market Event of $150,115,162 reflect the payment of an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,484,838.

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

The significant accounting policies consistently followed by the Company are:

(a)

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company generally obtains market quotations from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for many of the investments in its portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available.

With respect to the Company’s investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

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

(b)	Cash equivalents include short-term investments in money market instruments with remaining maturities when purchased of three months or less.

(c)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d)	Gains or losses on the sale of investments are calculated using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Interest income is not accrued if collection is deemed doubtful or the related investment is in default. For loans and debt securities with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance and which generally becomes due at maturity, PIK interest is not accrued if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Dividend income is recorded on the ex-dividend date. Expenses are recorded on an accrual basis.

(f)	Organizational costs of the Company were expensed as incurred. Offering costs were charged against paid-in capital.

(g)	The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income and excise taxes. Therefore, no provision has been recorded for federal income or excise taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

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

(h)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) were as follows:

Dividend amount per share outstanding	Record date	Pay date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007

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

(i)	The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contract.

Details of open forward foreign currency contracts at September 30, 2007 and at December 31, 2006, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2007	Unrealized Appreciation/ (Depreciation)
Euro	October 17, 2007	9,720,000 Sold	$13,423,320	$13,871,874	$(448,554)
Euro	October 17, 2007	980,000 Sold	1,354,268	1,398,605	(44,337)
CAD	October 17, 2007	19,875,000 Sold	19,016,627	19,995,601	(978,974)

Total			$33,794,215	$35,266,080	$(1,471,865)

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Appreciation/ (Depreciation)
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$(455,094)
Euro	January 10, 2007	500,000 Sold	639,880	659,990	(20,110)

Total			$17,212,511	$17,687,715	$(475,204)

(j)	Foreign currency amounts are translated into United States dollars on the following basis:

(i)	market value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of each month; and

(ii)	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements. At this time, the impact on the Company’s financial statements has not been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements. At this time, the impact on the Company’s financial statements has not been determined.

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

The Investment Advisor contractually agreed to waive its rights to receive one-half of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company until the first date on which 90% of the assets of the Company were invested in portfolio companies in accordance with the Company’s investment objective or the first anniversary of the Closing, whichever was sooner (the “Ramp-Up Date”). The Ramp-Up Date occurred on July 25, 2006. Thereafter, the Investment Advisor agreed to waive, until such time as the Company had completed the Public Market Event, one-quarter of the amount of the Management Fee the Investment Advisor would otherwise be entitled to receive from the Company. All such fee waivers terminated upon completion of the Public Market Event.

For the three and nine months ended September 30, 2007, the Investment Advisor earned $5,319,049 and $11,489,768, respectively, in base management fees, net of the waiver provision, from the Company. For the three and nine months ended September 30, 2006, the Investment Advisor earned $1,923,437 and $4,622,971, respectively, in such fees, net of the waiver provision.

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

• The “pre-offering period” began on the Ramp-Up Date and ended on June 30, 2007.

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

For the three and nine months ended September 30, 2007, the Investment Advisor earned ($112,226) and $9,412,097, respectively, in incentive management fees from the Company. The negative amount for the three month period represents a reversal of incentive management fees accrued in prior quarters. For the three and nine months ended September 30, 2006, the Investment Advisor earned $1,309,382 and $1,309,382, respectively, in incentive management fees. No incentive management fees were earned prior to July 25, 2006.

The Management Agreement provides that the Company will reimburse the Investment Advisor for costs and expenses incurred by the Investment Advisor for office space rental, office equipment and utilities allocable to the performance by the Investment Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Investment Advisor relating to any non-investment advisory, administrative or operating services provided by the Investment Advisor to the Company. For the three and nine months ended September 30, 2007, the Company incurred $218,221 and $608,488, respectively, for costs and expenses reimbursable to the Investment Advisor under the Management Agreement. For the three and nine months ended September 30, 2006, the Company incurred $200,994 and $482,130, respectively, in such costs and expenses.

No person who is an officer, director or employee of the Investment Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Investment Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company has also entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. For the three and nine months ended September 30, 2007, the Company incurred $281,154 and $669,835, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2006, the Company incurred $252,054 and $747,945, respectively, in such expenses.

From time to time, the Investment Advisor or the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Investment Advisor or the Administrator, as the case may be, for such amounts paid on its behalf. Reimbursements to the Investment Advisor for the three and nine months ended September 30, 2007 were $342,057 and $1,059,382, respectively. There were no reimbursements to the Administrator for the three and nine months ended September 30, 2007. Reimbursements to the Investment Advisor for the three and nine months ended September 30, 2006 were $231,124 and $663,377, respectively, and reimbursements to the Administrator for the three and nine months ended September 30, 2006 were $3,614 and $31,107, respectively.

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

For the three and nine months ended September 30, 2007, the Company incurred $54,175 and $181,207, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements. For the three and nine months ended September 30, 2006, the Company incurred $52,996 and $158,340, respectively, for such fees payable to PFPC and its affiliates.

In March 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of the Company’s common stock to certain existing and future officers and employees of the Investment Advisor at a price per share equal to the greater of $15.00 or the Company’s most recently determined net asset value per share at the time of sale. Pursuant to this authorization, in April 2006 the Company issued and sold to certain employees of the Investment Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, during the nine months ended September 30, 2007, the Company issued and sold to certain officers and employees of the Investment Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,354,000.

In August 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of the Company’s common stock to the Investment Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the Investment Advisor for employee compensation and other purposes. Pursuant to this authorization, during the nine months ended September 30, 2007, the Company issued and sold to the Investment Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

At September 30, 2007 and December 31, 2006, respectively, the Investment Advisor beneficially owned approximately 1,041,000 and 775,000 shares of the Company’s Common Stock, representing approximately 2.0% and 2.1% of the total shares outstanding. At September 30, 2007 and December 31, 2006, respectively, other entities affiliated with the Administrator and PFPC beneficially owned indirectly approximately 2,764,000 and 2,475,000 shares of the Company’s Common Stock, representing approximately 5.3% and 6.6% of the total shares outstanding. At September 30, 2007 and December 31, 2006 an entity affiliated with the Administrator and PFPC owned 36.5% of the members’ interests of the Investment Advisor.

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

The Company earned $132,101 and $335,362 in interest income on investments in money market securities issued by MLIM or its former affiliates for the three and nine months ended September 30, 2006, respectively. The Company held no investments in securities issued by MLIM or its former affiliates at December 31, 2006. Additionally, no MLIM-affiliated investments were held by the Company during the nine months ended September 30, 2007. From time to time, former affiliates of MLIM may serve as broker/dealer or agent for the Company or for portfolio companies in which the Company invests. For the three and nine months ended September 30, 2007 and for the three and nine months ended September 30, 2006, the Company did not make any payments to former MLIM affiliates for such services.

During 2007, the Company added several lenders to its credit facility in order to increase amounts available for borrowing thereunder. One of the new lenders was Merrill Lynch Capital Corporation (“MLCC”), a subsidiary of Merrill Lynch, with a lending commitment of $75,000,000. MLCC’s commitment was subsequently increased by $25,000,000, to $100,000,000 in aggregate, pursuant to a temporary (until April 14, 2008) increase of amounts available under the facility. The terms and conditions applicable to MLCC as a lender are identical to those of any other lender under the facility. In accordance with such terms, MLCC generally receives a pro rata share of any payments the Company makes under the credit facility for principal, interest or fees.

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

4. Net asset value per share

At September 30, 2007, the Company’s total net assets and net asset value per share were $754,153,728 and $14.51, respectively. This compares to total net assets and net asset value per share at December 31, 2006 of $561,799,922 and $14.93, respectively.

5. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the three and nine months ended September 30, 2007 and September 30, 2006.

	Three months ended September 30, 2007	Nine months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2006
Numerator for basic and diluted net increase in net assets per share	$2,465,470	$32,117,283	$11,411,474	$29,702,979
Denominator for basic and diluted weighted average shares	51,190,376	43,600,033	36,901,928	36,315,321
Basic/diluted net increase in net assets per share resulting from operations	$0.05	$0.74	$0.31	$0.82

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the above periods.

6. Investments

Excluding short-term investments, purchases and sales/repayments of investments for the three months ended September 30, 2007 totaled $124,012,575 and $90,834,630, respectively, and for the nine months ended September 30, 2007 totaled $635,102,461 and $273,915,761, respectively. Purchases and sales/repayments of long-term investments for the three months ended September 30, 2006 were $190,897,536 and $33,357,245, respectively, and for the nine months ended September 30, 2006 totaled $451,805,780 and $68,720,921, respectively.

At September 30, 2007, investments and cash and cash equivalents consisted of the following, excluding unearned income of $5,559,011:

	Amortized Cost	Fair Value
Cash and cash equivalents	$1,089,985	$1,089,985
Senior secured notes	45,000,000	44,962,500
Unsecured debt	164,306,298	163,505,269
Subordinated debt	94,256,469	93,962,107
Senior secured loans:
First lien	180,930,783	181,310,431
Second/other priority lien	565,271,266	553,595,689

Total senior secured loans	746,202,049	734,906,120

Preferred stock	25,049,367	18,062,385
Common stock	16,071,456	12,620,278
Limited partnership/limited liability company interests	29,026,534	32,400,029
Equity warrants	755,112	889,084

Total	$1,121,757,270	$1,102,397,757

At December 31, 2006, investments and cash and cash equivalents consisted of the following, excluding unearned income of $4,047,388:

	Amortized Cost	Fair Value
Cash and cash equivalents	$3,036,413	$3,036,413
Senior secured notes	29,000,000	29,037,500
Unsecured debt	56,553,484	57,268,386
Subordinated debt	70,621,483	71,064,500
Senior secured loans:
First lien	183,865,772	183,529,833
Second/other priority lien	397,173,183	398,239,254

Total senior secured loans	581,038,955	581,769,087

Preferred stock	11,914,367	11,914,367
Common stock	5,821,456	5,821,456
Limited partnership interest	324,216	324,216
Equity warrants	1,055,112	1,015,900

Total	$759,365,486	$761,251,825

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments.

The industry composition of the portfolio at fair value at September 30, 2007 and December 31, 2006 was as follows, excluding unearned income:

Industry	September 30, 2007	December 31, 2006
Printing, Publishing and Media	11.3%	7.2%
Business Services	10.9	10.7
Other Services	10.5	10.4
Consumer Products	10.4	11.2
Manufacturing	8.4	6.6
Beverage, Food and Tobacco	7.0	3.8
Chemicals	6.9	6.4
Healthcare	6.2	13.3
Entertainment and Leisure	5.3	6.9
Retail	5.3	3.0
Electronics	5.1	7.9
Transportation	3.6	0.1
Utilities	3.1	4.6
Containers and Packaging	2.7	0.9
Metals	2.4	4.8
Homebuilding	0.9	1.3
Aerospace and Defense	—	0.6
Textiles	—	0.3

Total	100.0%	100.0%

7. Credit agreement and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On December 6, 2006, the Company entered into a Senior Secured Revolving Credit Agreement (the “Credit Agreement”) and, during 2007, completed certain amendments thereto. Under the amended Credit Agreement, the lenders have agreed to extend credit to the Company in an aggregate principal amount not to exceed $500 million at any one time outstanding until April 14, 2008, on which date total commitments will revert to $400 million. The Credit Agreement is a four-year revolving facility (with a stated maturity date of December 6, 2010) and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, the interest rate payable under the Credit Agreement is 87.5 basis points over LIBOR. The Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments,

(d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. In addition to the asset coverage ratio described above, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility to a maximum of $1 billion under certain circumstances. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At September 30, 2007, the Company had $346,400,000 drawn on the revolving credit facility versus $164,000,000 at December 31, 2006. The weighted average annual interest cost for the three and nine months ended September 30, 2007 was 6.36% and 6.52%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility was $326,079,097 and $292,041,834, respectively, during the three and nine months ended September 30, 2007. The maximum amount borrowed during the three and nine months ended September 30, 2007 was $430,803,995. The remaining amount available under the facility was $153,600,000 at September 30, 2007 versus $61,000,000 at December 31, 2006.

At September 30, 2007 and December 31, 2006, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

On October 15, 2007, the Company entered into an amendment to the Credit Agreement to extend to April 14, 2008 the expiration date of $100,000,000 in commitments that had previously been scheduled to expire on October 16, 2007.

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

9. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2007 and during the nine months ended September 30, 2006.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Per Share Data:
Net asset value, beginning of period	$14.93	$14.95

Net investment income	1.23	0.76
Net realized and unrealized gain (loss)	(0.49)	0.06

Total from investment operations	0.74	0.82
Dividend distributions to stockholders from net investment income	(1.26)	(0.73)
Effect of anti-dilution	0.29	—
Offering costs	(0.19)	—

Net (decrease) increase in net assets	(0.42)	0.09

Net asset value, end of period	$14.51	$15.04

Market price, end of period(1)	$14.50	$—

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Total return(2)(3)	5.70%	5.55%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(4)(5)	4.88%	2.03%
Ratio of credit facility related expenses to average net assets(4)	2.98%	—

Ratio of total expenses to average net assets(4)(5)	7.86%	2.03%
Ratio of net investment income to average net assets(4)	10.91%	6.76%
Net assets, end of period	$754,153,728	$565,751,755
Average debt outstanding	$292,041,834	—
Weighted average shares outstanding	43,600,033	36,315,321
Average debt per share(6)	$6.70	—
Portfolio turnover(3)	28%	22%

(1)	The Company’s common stock commenced trading on the NASDAQ Global Select Market on June 26, 2007. There was no established public trading market for the stock prior to that date.
(2)	Total return was calculated based on the change in net asset value per share during the period. The total return for the period June 26, 2007 through September 30, 2007 based on the change in market price per common share during that period was (6.75%). Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(3)	Not annualized.
(4)	Annualized.
(5)	For the nine months ended September 30, 2007 and September 30, 2006, the ratio of operating expenses before management fee waiver to average net assets is 5.30% and 2.91%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 8.28% and 2.91%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On July 2, 2007, we completed an initial public offering through which we sold an additional 10,000,000 shares of our common stock at a price of $16.00 per share, less an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,484,838. We received approximately $150.1 million in net proceeds from this offering.

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

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

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

Valuation of portfolio investments

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. We generally obtain market quotations from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies in which the Investment Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the three months and nine months ended September 30, 2007, these fees totaled $1,520,000 and $5,313,262, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Federal income taxes

We have elected to be taxed as a RIC under Subchapter M of the Code, and, among other things, have made and intend to make the requisite distributions to our stockholders to relieve us from federal income and excise taxes. In order to qualify as a RIC, we are required to distribute annually at least 90% of investment company taxable income, as defined by the Code, to our stockholders. To avoid federal excise taxes, we must distribute annually at least 98% of our income (both ordinary income and net capital gains). We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. We will accrue excise tax on estimated excess taxable income as required.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Portfolio and investment activity

During the quarter ended September 30, 2007, we invested approximately $124.0 million across five new and two existing portfolio companies. The new investments consisted primarily of senior loans secured by second liens ($86.8 million, or 70% of the total) or first liens ($0.8 million, or 1%), and unsecured or subordinated debt securities ($36.4 million, or 29%). Additionally, we received proceeds from sales/repayments of principal of approximately $90.8 million during the quarter ended September 30, 2007.

At September 30, 2007, our net portfolio of $1.1 billion (at fair value) consisted of 59 portfolio companies and was invested 67% in senior secured loans, 23% in unsecured or subordinated debt securities, 6% in equity investments, 4% in senior secured notes and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $18.6 million. Our largest portfolio company investment by value was approximately $45.1 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at September 30, 2007. At December 31, 2006, our net portfolio of $757.3 million (at fair value) consisted of 49 portfolio companies and was invested 76% in senior secured loans, 17% in unsecured or subordinated debt securities, 4% in senior secured notes, 3% in equity investments and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $15 million at December 31, 2006. Our largest portfolio company investment by value was approximately $42.2 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2006.

Our weighted average yield on invested capital was 12.5% at September 30, 2007 and December 31, 2006. The weighted average yields on our senior secured loans and other debt securities were 12.3% and 13.0%, respectively, at September 30, 2007, versus 12.5% and 13.2%, respectively, at December 31, 2006. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment when averaged. Yields on invested capital exclude common equity investments, short-term investments, cash and cash equivalents.

At September 30, 2007, 63% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, CBA, the Federal Funds Rate or the Prime Rate, and 37% bore interest at fixed rates. At December 31, 2006, 69% of our debt investments bore interest based on floating rates and 31% bore interest at fixed rates.

The Investment Advisor employs a grading system for our entire portfolio. The Investment Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Generally, the Investment Advisor assigns only one loan grade to each portfolio company for all loan investments in that portfolio company, however the Investment Advisor will assign multiple ratings when appropriate for different investments in one portfolio company. The following is a description of the conditions associated with each investment rating:

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

The Investment Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Investment Advisor and our Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.20 at September 30, 2007. The following is a distribution of the investment ratings of our portfolio companies as of September 30, 2007 and December 31, 2006, excluding unearned income:

	September 30, 2007	December 31, 2006
Grade 1	$956,117,402	$716,683,833
Grade 2	97,544,530	26,739,579
Grade 3	21,108,827	14,792,000
Grade 4	26,537,013	—

Total	$1,101,307,772	$758,215,412

Results of operations

Operating results for the three months ended September 30, 2007 and September 30, 2006

Operating income

Investment income totaled $34,163,886 and $15,116,450, respectively, for the three months ended September 30, 2007 and September 30, 2006, of which $22,862,066 and $12,565,057, respectively, were attributable to interest and fees on senior secured loans, $10,007,186 and $1,026,230, respectively, to interest earned on other debt securities, $1,153,119 and $116,867, respectively, to dividends from preferred stock and closed-end funds, $125,015 and $1,408,296, respectively, to interest earned on short-term investments and cash equivalents, and $16,500 and $0 respectively, to other income. The increase in operating income compared to the prior period reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Operating expenses

Net operating expenses for the three months ended September 30, 2007 and September 30, 2006 were $11,808,264 and $4,109,106, respectively, which consisted of $5,319,049 and $1,923,437, respectively, in base management fees (net of base management fee waivers of $0 and $895,428, respectively), ($112,226) and $1,309,382, respectively, in incentive management fees owed (from) to the Investment Advisor, $325,608 and $295,260, respectively, in administrative services expenses, $260,960 and $211,224, respectively, in professional fees, $121,688 and $64,526, respectively, in director fees, $218,221 and $200,994, respectively, in Investment Advisor expenses, $112,146 and $42,194, respectively, in insurance expenses, $5,321,907 and $0, respectively, in interest expense and fees related to the Credit Facility, $62,819 and $0, respectively, in amortization of debt issuance costs, and $178,092 and $62,089, respectively, in other expenses. The increase in operating expenses compared to the prior period reflects the growth of our portfolio and the incurrence of borrowing costs under our credit facility.

Net investment income

Net investment income was $22,355,622 and $11,007,344, respectively, for the three months ended September 30, 2007 and September 30, 2006 (which amounts would have been $22,355,622 and $10,111,916, respectively, without base management fee waivers).

Net realized gain/loss

Net realized gain of $328,828 for the three months ended September 30, 2007 was the result of $860,090 in net gains realized from the disposition of investments offset by $531,262 in net losses realized on foreign currency transactions during the period. For the three months ended September 30, 2006, net realized gain was $139,801.

Net unrealized appreciation (depreciation)

For the three months ended September 30, 2007 and September 30, 2006, the change in net unrealized appreciation (depreciation) was ($20,218,980) and $264,329, respectively, which was comprised of a (decrease) increase in net unrealized appreciation (depreciation) on investments and cash equivalents of ($18,811,217) and $149,698, respectively, and a (decrease) increase in net unrealized appreciation (depreciation) on foreign currency translations of ($1,407,763) and $114,631, respectively. The net change in unrealized appreciation (depreciation) was primarily a result of declines in market quotations used to value certain investments.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended September 30, 2007 and September 30, 2006 was $2,465,470 and $11,411,474, respectively. As compared to the prior period, the decrease primarily reflects the increase in net unrealized depreciation on investments.

Operating results for the nine months ended September 30, 2007 and September 30, 2006

Operating income

Investment income totaled $92,423,681 and $35,994,494, respectively, for the nine months ended September 30, 2007 and September 30, 2006, of which $65,076,753 and $24,951,251, respectively, were attributable to interest and fees on senior secured loans, $24,808,755 and $1,376,492, respectively, to interest earned on other debt securities, $1,893,797 and $430,203, respectively, to dividends from preferred stock and closed-end funds, $309,381 and $9,114,415, respectively, to interest earned on short-term investments and cash equivalents, and $334,995 and $122,133 respectively, to other income. The increase in operating income compared to the prior period reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Operating expenses

Net operating expenses for the nine months ended September 30, 2007 and September 30, 2006 were $38,695,513 and $8,309,735, respectively, which consisted of $11,489,768 and $4,622,971, respectively, in base management fees (net of base management fee waivers of $2,056,907 and $3,595,228, respectively), $9,412,097 and $1,309,382, respectively, in incentive management fees owed to the Investment Advisor, $804,084 and $875,367, respectively, in administrative services expenses, $803,746 and $531,223, respectively, in professional fees, $251,860 and $221,587, respectively, in director fees, $608,488 and $482,130, respectively, in Investment Advisor expenses, $201,921 and $125,299, respectively, in insurance expenses, $14,471,228 and $0, respectively, in interest expense and fees related to the Credit Facility, $207,788 and $0, respectively, in amortization of debt issuance costs, and $444,533 and $141,776, respectively, in other expenses. The increase in operating expenses compared to the prior period reflects the growth of our portfolio, the incurrence of incentive management fees to the Investment Advisor, and the incurrence of borrowing costs under our credit facility.

Net investment income

Net investment income was $53,728,168 and $27,684,759, respectively, for the nine months ended September 30, 2007 and September 30, 2006 (which amounts would have been $51,671,261 and $24,089,531, respectively, without base management fee waivers).

Net realized gain/loss

Net realized gain of $605,140 for the nine months ended September 30, 2007 was the result of $1,529,132 in net gains realized from the disposition of investments offset by $923,992 in net losses realized on foreign currency transactions during the period. For the nine months ended September 30, 2006, net realized loss was $63,044.

Net unrealized appreciation (depreciation)

For the nine months ended September 30, 2007 and September 30, 2006, the change in net unrealized appreciation (depreciation) was ($22,216,025) and $2,081,264, respectively, which was comprised of a (decrease) increase in net unrealized appreciation (depreciation) on investments and cash equivalents of ($21,245,852) and $1,966,633, respectively, and net unrealized appreciation (depreciation) on foreign currency translations of ($970,173) and $114,631, respectively. The net change in unrealized appreciation (depreciation) was primarily a result of declines in market quotations used to value certain investments.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the nine months ended September 30, 2007 and September 30, 2006 was $32,117,283 and $29,702,979, respectively. As compared to the prior period, the increase reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments, partially offset by the increase in net unrealized depreciation on investments.

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2007, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, from sales of selected portfolio company investments or repayments of principal, as well as from dividends earned on preferred equity investments. In the future, we may securitize a portion of our investments in senior secured loans or other assets.

Our primary uses of funds for operations during the nine months ended September 30, 2007 consisted of investments in portfolio companies, payment of base and incentive management fees incurred by the Company and payment of interest charges incurred on credit facility borrowings.

Our operating activities resulted in a net use of cash of $328,779,441 for the nine months ended September 30, 2007.

In March 2006, our Board of Directors authorized the issuance and sale from time to time of up to $2.5 million in aggregate net asset value of shares of our common stock to certain existing and future officers and employees of the Investment Advisor at a price per share equal to the greater of $15.00 or our then current determined net asset value per share at the time of sale. Pursuant to this authorization, in April 2006 we issued and sold to certain employees of the Investment Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, during the nine months ended September 30, 2007, we issued and sold to certain officers and employees of the Investment Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,354,000.

In August 2006, our Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of our common stock to the Investment Advisor at a price per share equal to our most recently determined net asset value per share at the time of sale, such shares to be used by the Investment Advisor for employee compensation and other purposes. Pursuant to this authorization, during the nine months ended September 30, 2007, we issued and sold to the Investment Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

On December 6, 2006, we closed on our credit facility and, during 2007, completed certain amendments thereto. The facility is a $500 million, multi-currency, four year, senior secured credit facility with a group of lenders. It provides us with the ability to seek additional commitments to an aggregate amount not to exceed $1 billion, subject to certain conditions. The credit facility has a stated maturity of December 6, 2010 and the interest rate applicable to borrowings thereunder is LIBOR plus 87.5 basis points. On April 14, 2008, total commitments under the credit facility will revert to $400 million. As a BDC, we are permitted to issue senior securities only in amounts such that our asset coverage equals at least 200% after each issuance of senior securities. At September 30, 2007, we had approximately $346 million drawn and outstanding under the credit facility, with $154 million available to us.

On July 2, 2007, we completed an initial public offering through which we sold 10,000,000 shares of our common stock at a price of $16.00 per share, less an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,484,838. We received $150,115,162 in net proceeds from this offering.

Our financing activities resulted in a net inflow of cash of $326,833,013 for the nine months ended September 30, 2007, primarily from the net proceeds received from our initial public offering and from net borrowings under our credit facility.

At September 30, 2007, we had $1,089,985 in cash and cash equivalents. In addition, we had $413,503 in foreign currency at that date.

On September 27, 2007, we completed certain amendments to our Dividend Reinvestment Plan that enable the plan agent to purchase shares of our common stock in the open market for purposes of dividend reinvestment when advantageous to do so and subject to certain conditions.

On October 15, 2007, we entered into an amendment to our credit facility to extend to April 14, 2008 the expiration date of $100,000,000 in commitments that had previously been scheduled to expire on October 16, 2007.

On November 6, 2007, our Board of Directors declared a dividend of $0.43 per share, payable on December 31, 2007 to stockholders of record at the close of business on December 14, 2007.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at September 30, 2007 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$346	$—	$—	$346	$—

(1)	At September 30, 2007, $154 million remained unused under our Credit Facility.

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

Off-Balance sheet financing

We had no off-balance sheet contractual obligations or arrangements at September 30, 2007 and December 31, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on financial statements. At this time, the impact on our financial statements has not been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements. At this time, the impact on the Company’s financial statements has not been determined.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies in which the Investment Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the three and nine months ended September 30, 2007, these fees totaled $1,520,000 and $5,313,262, respectively. For the three and nine months ended September

30, 2006, such fees totaled $1,636,982 and $2,200,829, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2007, 63% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our September 30, 2007 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $11,100,000, or $0.21 per share, in the value of our net assets at September 30, 2007 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $11,100,000, or $0.21 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2007 and September 30, 2006, we did not engage in any interest rate hedging activity.

We may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. Details of open forward foreign currency contracts at September 30, 2007 and at December 31, 2006, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2007	Unrealized Appreciation/ (Depreciation)
Euro	October 17, 2007	9,720,000 Sold	$13,423,320	$13,871,874	$(448,554)
Euro	October 17, 2007	980,000 Sold	1,354,268	1,398,605	(44,337)
CAD	October 17, 2007	19,875,000 Sold	19,016,627	19,995,601	(978,974)

Total			$33,794,215	$35,266,080	$(1,471,865)

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Appreciation/ (Depreciation)
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$(455,094)
Euro	January 10, 2007	500,000 Sold	639,880	659,990	(20,110)

Total			$17,212,511	$17,687,715	$(475,204)

Item 4.	Controls and Procedures

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: November 13, 2007	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: November 13, 2007	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer