Form 10-K
period 2007-12-31
BlackRock Kelso Capital CORP
filed 2008-03-17
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 29, 2007 (the last business day of the Registrant’s most recently completed second quarter) was $329,553,663 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 52,825,109 shares of the Registrant’s common stock outstanding at March 14, 2008.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK KELSO CAPITAL CORPORATION

2007 FORM 10-K ANNUAL REPORT

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

Although most of our investments are in senior and junior secured, unsecured and subordinated loans to U.S. private middle-market companies, we invest throughout the capital structure, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We may from time to time invest up to 30% of our assets opportunistically in other types of investments, including securities of public companies, foreign securities and real estate related assets.

The senior and junior secured loans in which we invest generally have stated terms of three to ten years and the subordinated debt investments we make generally have stated terms of up to ten years, but the expected average life of such senior and junior secured loans and subordinated debt is generally between three and seven years. However, there is no limit on the maturity or duration of any security in our portfolio. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

We commenced operations on July 25, 2005, and completed our initial public offering on July 2, 2007. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor” or “BlackRock Kelso Capital Advisors”), including our senior management, has evaluated more than 1,000 investment opportunities and completed more than 100 investments on our behalf, aggregating over $1.5 billion in capital provided to middle-market companies through December 31, 2007.

At December 31, 2007, our portfolio included investments in 60 portfolio companies with a total value of $1.1 billion. The weighted average yield of the debt and income producing equity securities in our portfolio was approximately 12.4% at December 31, 2007. Our largest portfolio company investment by value was approximately $44.9 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at December 31, 2007. The following table provides selected financial information as of and for the periods ended December 31, 2007, 2006 and 2005.

(In thousands, except per share data)	Year ended December 31, 2007	Year ended December 31, 2006	Period From July 25, 2005* to December 31, 2005
Net Investment Income	$75,846	$39,892	$6,203
Net Realized and Unrealized Gain (Loss)	(59,626)	1,662	241
Net Increase in Net Assets Resulting from Operations	16,219	41,555	6,444
Dividends per Share	1.69	1.15	0.20
Net Asset Value Per Common Share at Period End	13.78	14.93	14.95
Market Price Per Common Share at Period End(1)	15.28	—	—
Net Asset Value at Period End	728,192	561,800	528,705
Total Assets at Period End	1,121,821	766,259	542,226
Total Investment Portfolio at Period End(2)	1,103,349	757,331	539,409
Total Return(3)	3.4%	7.8%	1.0%
Yield on Long-Term Investments at Period End(4)	12.4%	12.5%	10.7%

*	Inception of operations.
(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(2)	Including cash, cash equivalents and foreign currency.
(3)	Total return is based on the change in net asset value per common share during the period. The total return for the period June 26, 2007 through December 31, 2007 based on the change in market price per share during that period was 1.0%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(4)	Yield on long-term investments at period end represents the weighted average yield on the debt and income producing equity securities in the Company’s portfolio. Yields are computed using interest rates and dividend yields at period end and include amortization of loan origination and other upfront fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment when averaged. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

BlackRock Kelso Capital Advisors

Our investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is led by James R. Maher, Chairman and Chief Executive Officer of the Company and the Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Advisor. They are supported by the Advisor’s team of employees, including 16 investment professionals who have extensive experience in commercial lending, investment banking, accounting, corporate law and private equity investing.

The Advisor has an investment committee comprised of 12 members, including Messrs. Maher and Lazar and several senior executives of BlackRock, Inc. (“BlackRock”) and several of the principals of Kelso & Company, L.P. (the “Kelso Principals”). The investment committee is responsible for approving our investments. We benefit from the extensive and varied relevant experience of the BlackRock executives and the Kelso Principals serving on the Advisor’s investment committee. Many of the BlackRock senior executives and the Kelso Principals who are members of the investment committee have worked together in a similar capacity since 1998. Although the BlackRock executives and Kelso Principals who serve on the investment committee bring the benefit of expertise they have gained at BlackRock, Kelso & Company, L.P. (“Kelso”) and elsewhere, neither of those organizations provides us with investment advice. Nevertheless, we benefit from the business and specific industry knowledge, transaction expertise and deal-sourcing capabilities of BlackRock. The Kelso Principals who serve on the investment committee bring the benefit of the expertise they gained at Kelso and elsewhere including providing access to a broad network of contacts.

Since BlackRock’s founding in 1988 primarily as an institutional fixed income manager, BlackRock has become a premier provider of global investment management, risk management and advisory services to institutional and retail clients. As of December 31, 2007, the assets under management of BlackRock were over $1.3 trillion. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management and alternative investment products. In addition, a growing number of institutional investors use BlackRock Solutions® investment system, risk management and financial advisory services.

The Kelso Principals have an average tenure of at least fifteen years at Kelso. Kelso is a leading private equity firm and since 1980 has invested over $4.9 billion of private equity capital, primarily in middle-market companies across a broad range of industries and through different economic and interest rate environments. Kelso was organized in 1971 and has since made more than 90 private equity investments with total capitalization of approximately $50 billion. The firm typically makes investments in companies where key managers make significant investments and works in partnership with management teams to create value for investors. Through our relationship with the Kelso Principals, we have access to these management teams who can provide unique insight into the industries in which they operate. Although the Kelso Principals who serve on the investment committee bring the benefit of the expertise they have gained at Kelso and elsewhere, Kelso as an organization does not participate in the activities of the Advisor or advise us.

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

There is a large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there is a large pool of uninvested private equity capital available to middle-market companies. We expect that private equity firms will be active investors in middle-market companies and that these private equity firms will seek to supplement their investments with senior secured and junior loans and equity co-investments from other sources, such as us. Record amounts of private equity capital have been raised in recent years. Since our commencement of operations in July 2005, we have invested in transactions involving more than 60 private equity firms in more than 100 different portfolio companies. We believe that our extensive relationships with private equity firms and other deal sourcing contacts is a competitive advantage and a source for future investment opportunities.

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

Recent disruptions within the credit markets generally have brought a reduction in competition and a more lender-friendly environment. Current credit market dislocation has caused many of the alternative methods of obtaining middle-market debt financing to significantly decrease in scope and availability while demand for financings has remained robust. We believe we are able to structure investments with lower leverage, better terms, better yields, and longer duration than was typical before the recent market correction.

Competitive Advantages

We believe we possess the following competitive advantages over many other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since inception, we have invested in excess of $1.5 billion across more than 100 portfolio companies with more than 60 financial sponsors and have a portfolio yield of approximately 12.4% as of December 31, 2007. In 2007, we invested approximately $711 million of gross assets in new and existing portfolio companies.

Proven transaction sourcing strategy. Since the Advisor’s inception of operations, it has sourced and reviewed more than 1,000 potential investments and has a proven process through which it has invested in excess of $1.5 billion on our behalf through December 31, 2007. The Advisor identifies potential investments through its active transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms, as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. In addition to its investment professionals, senior members of the Advisor’s investment committee have relationships with a large and diverse group of financial intermediaries. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

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

Highly experienced investment committee. Our investment activities are carried out by BlackRock Kelso Capital Advisors and led by James R. Maher and Michael B. Lazar with guidance from the Advisor’s investment committee. The investment committee is comprised of senior members of BlackRock and the Kelso Principals, including BlackRock’s Chief Executive Officer and two other members of its Management Committee. Many of the BlackRock senior executives and the Kelso Principals who are members of the investment committee have worked together in a similar capacity since 1998. These investment committee members are supported by a team of seasoned investment professionals of the Advisor who possess a broad range of transaction, financial, managerial and investment skills. Collectively, their involvement in our investment process provides us with substantial market insight and valuable access to investment opportunities. This insight and judgment enables us to achieve favorable risk-adjusted rates of return on the capital we deploy.

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

Cost-effective and high quality infrastructure. We benefit from the existing infrastructure and administrative capabilities of BlackRock. BlackRock serves as our administrator and provides us with office space, equipment and office services. It oversees our financial records, assists in the preparation of reports to our stockholders and reports filed with the SEC, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. BlackRock has over 19 years of experience managing closed-end products and, as of December 31, 2007, advised a closed-end family of 106 active registered funds with approximately $44.7 billion in assets. Our relationship with BlackRock grants us access to BlackRock’s fund administration platform which we believe provides higher quality service and lower cost than traditionally available in the industry.

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of the Advisor, BlackRock, the Kelso Principals and their respective affiliates. The Advisor is registered under the Investment Advisers Act of 1940, or the Advisers Act. Under our investment management agreement, we have agreed to pay the Advisor an annual base management fee based on our total assets, as well as an incentive fee based on our performance. The investment management agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us.

As a BDC, we are required to comply with certain regulatory requirements. For example, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

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

Structurally, subordinated loans usually rank junior in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, subordinated loans rank senior to common and preferred equity in a borrowers’ capital structure. Due to their higher risk profile and often less restrictive covenants as compared to senior loans, subordinated loans generally earn a higher return than senior secured loans. We believe that subordinated loans offer an attractive alternative investment opportunity. In many cases investors in subordinated loans receive opportunities to invest directly in the equity securities of borrowers, and from time to time also may receive warrants to purchase equity securities.

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

At December 31, 2007, our net portfolio of 60 portfolio companies was invested 64% in senior secured loans, 26% in unsecured or subordinated debt securities, 5% in equity investments, 4% in senior secured notes and less than 1% in cash, cash equivalents and foreign currency.

The industry composition of our portfolio as of December 31, 2007 and 2006 was as follows:

	December 31,
Industry	2007	2006
Printing, Publishing and Media	12.5%	7.2%
Other Services	10.9	10.4
Business Services	10.6	10.7
Consumer Products	10.4	11.2
Manufacturing	8.1	6.6
Beverage, Food and Tobacco	6.8	3.8
Healthcare	6.1	13.3
Entertainment and Leisure	5.2	6.9
Electronics	4.9	7.9
Retail	4.8	3.0
Chemicals	4.0	6.4
Transportation	4.0	0.1
Utilities	3.1	4.6
Containers and Packaging	2.7	0.9
Distribution	2.3	—
Finance	1.5	—
Metals	1.4	4.8
Buildings and Real Estate	0.7	1.3
Aerospace and Defense	—	0.6
Textiles	—	0.3

Total	100.0%	100.0%

Investment selection criteria

The Advisor chooses investments and constructs our portfolio based on the investment experience of its professionals and a detailed investment analysis for each investment opportunity. In analyzing each prospective portfolio company, the Advisor has identified several criteria it believes are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for the Advisor’s investment decisions on our behalf, although each prospective portfolio company may fail to meet one or more of these criteria. Generally, the Advisor seeks to utilize its access to information generated by its investment professionals and investment committee members to identify investment candidates and to structure investments quickly and effectively.

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

After the Advisor has identified an investment opportunity and completed due diligence, the investment team involved in the transaction prepares a written investment analysis. Senior investment professionals involved in the transaction review the analysis, and if they are in favor of making the potential investment, present it first to Messrs. Maher and Lazar and then, if approved by Messrs. Maher and Lazar, to the Advisor’s investment committee. The investment committee is comprised of Messrs. Maher and Lazar and several senior executives of BlackRock and several of the Kelso Principals. Investment committee members have an average of over 20 years of investment experience in the fixed income and private equity markets. Each investment opportunity requires the consensus of the investment committee in order to be approved, except that investments of less than approximately 3% of our net assets may be made without the prior approval of the investment committee if approved by Messrs. Maher and Lazar and two other members of the investment committee, one of whom must be an individual from BlackRock and the other a Kelso Principal. In addition, certain follow-on investments in existing portfolio companies do not require investment committee approval beyond that obtained when the initial investment in the company was made. Temporary investments, such as those in cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less, do not require approval by the investment committee.

Investment structure

Once the Advisor determines that a prospective portfolio company is a suitable investment, it works with the management of that company, any intermediaries and other capital providers, including senior and junior debt security investors and equity capital providers, to structure an investment quickly and effectively.

We invest in portfolio companies primarily in the form of senior and junior secured loans and unsecured and subordinated loans. The senior and junior secured loans generally have terms of three to ten years. We obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of the senior and junior secured loans. The collateral may take the form of first or second priority liens on the assets of a portfolio company.

The Advisor structures unsecured and subordinated debt securities and loans to have relatively high, floating or fixed interest rates that provide us with current investment income. These debt securities and loans generally have terms of up to ten years. Such unsecured and subordinated debt securities and loans may have interest-only payments in the early years, with amortization of principal deferred to the later years of the loan. Also, some of these loans will be collateralized by a subordinate lien on some or all of the assets of the company.

In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind (“PIK”) interest. To the extent interest is PIK, it will be payable through the increase of the principal amount of the loan by the amount of the interest due on the then-outstanding principal amount of the loan. PIK interest is taxable income and is therefore generally distributed.

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

In general, our debt investments include financial covenants and terms that require the portfolio company to reduce leverage over time, thereby enhancing its credit quality. These methods may include: maintenance leverage covenants requiring a decreasing ratio of debt to cash flow; maintenance cash flow covenants requiring an increasing ratio of cash flow to interest expense and possibly other cash expenses such as capital expenditures, cash taxes and mandatory principal payments; and debt incurrence prohibitions, limiting a company’s ability to relever its balance sheet; among others. In addition, limitations on asset sales and capital expenditures prevent a company from changing the nature of its business or capitalization without our consent.

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

Our equity investments may consist of preferred equity that pays dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to distributions on liquidations and dividends. In some cases, we may acquire common equity. Our equity investments frequently are not control-oriented investments, and in many cases, we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. Our preferred and common equity investments typically are made in conjunction with loans to these companies.

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

Managerial assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance or exercising strategic or managerial influence over such companies. We may receive fees for these services. The Advisor will provide managerial assistance on our behalf to those portfolio companies that request this assistance. Employees of the Advisor have experience providing managerial assistance to private operating companies like our portfolio companies, and such assistance has tended to be related to board representation and to strategic and financing transactions. The Advisor generally will not receive any direct compensation from our portfolio companies for providing managerial assistance although it may do so from time to time.

Investment rating system

The Advisor employs a grading system for our entire portfolio. The Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Generally, the Advisor assigns only one loan grade to each portfolio company for all loan investments in that portfolio company, however the Advisor will assign multiple ratings when appropriate for different investments in one portfolio company. The following is a description of the conditions associated with each investment rating:

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

Grade 3: Investments in portfolio companies whose performance is below the Advisor’s expectations and for which risk has increased materially since origination. Some loss of investment return is expected, but no loss of principal is expected. Companies graded 3 generally will be out of compliance with debt covenants and will be unlikely to make debt repayments on their original schedule.

Grade 4: Investments in portfolio companies whose performance is materially below the Advisor’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment. Investments graded 4 are those for which some loss of principal is expected.

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our dollar-weighted average investment rating was 1.23 at December 31, 2007 versus 1.08 at December 31, 2006. The following is a distribution of the investment ratings of our portfolio companies as of December 31, 2007 and 2006, excluding unearned income:

	December 31, 2007	December 31, 2006
Grade 1	$910,545,131	$716,683,833
Grade 2	154,212,434	26,739,579
Grade 3	17,888,578	14,792,000
Grade 4	21,198,500	—

Total	$1,103,844,643	$758,215,412

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

The investment committee

The Advisor’s investment activities are overseen by its investment committee. The members of the investment committee are:

Committee Member	Affiliation	Title at Affiliated Entity
James R. Maher	BlackRock Kelso Capital Advisors LLC	Chairman and Chief Executive Officer

Michael B. Lazar	BlackRock Kelso Capital Advisors LLC	Chief Operating Officer

Laurence D. Fink	BlackRock, Inc.	Chairman and Chief Executive Officer

Robert S. Kapito	BlackRock, Inc.	President

Richard S. Davis	BlackRock, Inc.	Managing Director and Chief Operating Officer of Boston Office

Sacha M. Bacro	BlackRock, Inc.	Managing Director and Head of Capital Markets

Mark J. Williams	BlackRock, Inc.	Managing Director and Head of Bank Loans, Co-Head of Leveraged Finance

Jeff Gary	BlackRock, Inc.	Managing Director and High Yield Portfolio Manager

Frank T. Nickell	Kelso & Company, L.P.	President and Chief Executive Officer

Michael B. Goldberg	Kelso & Company, L.P.	Managing Director

Frank J. Loverro	Kelso & Company, L.P.	Managing Director

George E. Matelich	Kelso & Company, L.P.	Managing Director

Investment management agreement

We have entered into an investment management agreement, which we refer to as the management agreement, with the Advisor, under which the Advisor, subject to the overall supervision of our Board of Directors, manages our day-to-day operations and provides us with investment advisory services. For providing these services, the Advisor receives a base management fee from us at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. On March 27, 2007, we held our annual meeting of stockholders at which time an amendment to our management agreement was approved. The management agreement was amended on that date and was further amended on June 22, 2007 to clarify the language used to describe the formula pursuant to which the Incentive Fee is calculated and to make more explicit that the Incentive Fee formula complies with the requirements of the Investment Advisers Act of 1940.

For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Advisor earned $17,095,983, $6,780,053 and $2,334,922, respectively, in base management fees, net of waiver provisions applicable during those periods, under the management agreement. The base management fees, prior to such waivers, would have been $19,152,889, $11,094,308 and $4,669,844 for the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) to December 31, 2005, respectively.

The management agreement provides that the Advisor or its affiliates may be entitled to the Incentive Fee under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to our stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to our stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to our net asset value and does not take into account changes in market price of our common stock.

The Advisor will be entitled to receive the Incentive Fee from us if our performance exceeds a “hurdle rate” during different measurement periods: the pre-offering period; the transition period; trailing four quarters’ periods (which will apply only to the portion of the Incentive Fee based on income) and annual periods (which will apply only to the portion of the Incentive Fee based on capital gains).

•	The “pre-offering period” on July 25, 2006, the first anniversary of the date we commenced operations, and ended on June 30, 2007.

•	The “transition period” began on July 1, 2007 and will end on June 30, 2008.

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

The hurdle rate for each quarterly portion of a measurement period is 2.0% times the net asset value of our common shares at the beginning of the respective measurement period calculated after giving effect to any distributions that occurred during the measurement period times the number of calendar quarters in the measurement period.

A portion of the Incentive Fee is based on our income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income. We calculate the portion of the Incentive Fee based on income separately for each of three measurement periods: the pre-offering period; the transition period; and each rolling four quarter period. For each period, we will pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. We refer to the amount of the excess described in this paragraph for each period as the excess income amount.

The portion of the Incentive Fee based on income for each period will equal 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equals 20% of the period’s excess income amount distributed or distributable to our stockholders. Thereafter, the portion of the Incentive Fee based on income for the period will equal an amount such that the cumulative Incentive Fee payments to the Advisor during the period based on income equals 20% of the period’s excess income amount.

Periodic Incentive Fee Based on Capital Gains. We calculate the portion of the Incentive Fee based on capital gains separately for each of two periods: the pre-offering period and after the pre-offering period on an annual basis. For each period, we will pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. We refer to the amount of the excess described in this paragraph as the excess gain amount.

The portion of the Incentive Fee based on capital gains for each period will equal 50% of the period’s excess gain amount, until such payments equal 20% of the period’s excess gain amount distributed or distributable to our stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period will equal an amount such that the portion of the Incentive Fee payments to the Advisor based on capital gains for the period will equal 20% of the period’s excess gain amount. The result of this formula is that, if the portion of the Incentive Fee based on income for the period exceeds the period’s hurdle rate, then the portion of the Incentive Fee based on capital gains will be capped at 20% of the excess gain amount.

In calculating whether the portion of the Incentive Fee based on capital gains is payable under the management agreement for any period, we will account for our assets on a security-by-security basis. In addition, we will use the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses and unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Advisers Act by the staff of the SEC, the calculation of unrealized depreciation for each portfolio security over a period will be based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

For the years ended December 31, 2007 and 2006, we incurred $9,412,097 and $4,443,298, respectively, in incentive management fees to the Advisor. No incentive management fees were incurred prior to July 25, 2006.

Although we did not incur any incentive management fees during the last two calendar quarters of 2007, we may incur such fees in the future relating to investment performance since June 30, 2007 measured on a rolling four quarter basis.

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

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, we incurred $876,429, $469,287 and $138,405, respectively, for costs and expenses reimbursable to the Advisor under the management agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, we reimbursed the Advisor $1,475,237, $1,053,392 and $0, respectively, for payments made on our behalf to third party providers of goods and services.

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

Board and stockholder approval of the management agreement

The management agreement was originally approved by our Board of Directors at an in-person meeting of the Board of Directors held on April 14, 2005, including a majority of the directors who are not parties to the agreements or interested persons of any such party (as such term is defined in the 1940 Act). In addition, the management agreement was approved by our sole stockholder on July 21, 2005. A discussion regarding the basis for the Board’s approval of the investment management agreement is available in our Proxy Statement for our 2007 Annual Meeting of Stockholders. Our Board of Directors approved the continuation of the management agreement for an additional twelve-month period to July 25, 2008 at an in-person meeting held on May 8, 2007, including a majority of the directors who are not parties to the agreement or interested persons of any such party (as such term is defined in the 1940 Act).

Duration and termination

The management agreement will continue in effect until July 25, 2008, and if not sooner terminated, will continue in effect for successive periods of twelve months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the management agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the management agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The management agreement will terminate automatically in the event of its assignment.

Additional compensation to the Advisor

Shares of our common stock are owned by the Advisor and certain entities it manages, including BlackRock Kelso Capital Holding LLC (“Holding”). Holding owned approximately 75.6% or 39,926,723 shares, of our outstanding common stock at December 31, 2007. At that date, the Advisor, its Chief Executive Officer and Chief Operating Officer, BlackRock, the Kelso Principals and certain other individuals owned an aggregate of approximately 8.1% of the outstanding limited liability company interests in Holding. In addition, certain of the Advisor’s members and employees (the “re-allocation group”) are entitled to receive from Holding a number of shares of our common stock if the performance of our common stock exceeds certain thresholds. If, upon the expiration of the lock-up agreement to which Holding is subject on December 26, 2008, the market price of our common stock exceeds a threshold multiple in respect of the net asset value of the common stock as adjusted to reflect any impact on net asset value resulting from any sales of the common stock by us, then the re-allocation group is entitled to a number of shares of common stock with a value equal to 10% of the number of shares of common stock owned by Holding multiplied by the excess of the market price over the net asset value of our common stock. In addition, if upon certain specified dates the internal rate of return to the members of Holding exceeds a certain threshold, then the re-allocation group is entitled to a number of shares of common stock owned by Holding with a value equal to 10% of the number of shares of common stock owned by Holding multiplied by the excess of the market price over the net asset value of our common stock.

Organization of the Advisor

The Advisor is organized as a Delaware limited liability company. The Advisor is registered as an investment advisor with the SEC under the Advisers Act. Its principal executive offices are located at 40 East 52nd Street, New York, New York. The Advisor is controlled by James R. Maher and Michael B. Lazar, the managing members of the Advisor. BlackRock, through a subsidiary, owns a controlling interest in the Advisor, as the term “control” is defined in the 1940 Act.

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

For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, we incurred $947,028, $588,741 and $435,483, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

From time to time, the Administrator may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Administrator for such amounts paid on our behalf. For the year ended December 31, 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, we reimbursed the Administrator $33,829 and $198,875, respectively, for payments made on our behalf to third party providers of goods and services. No reimbursements were made to the Administrator during the year ended December 31, 2007.

License agreements

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

Leverage

We maintain a multi-currency $600 million senior secured credit facility with a group of lenders, under which we had approximately $381 million of indebtedness outstanding at December 31, 2007. Availability under the facility, which we refer to as our Credit Facility, consists of $455 million in revolving loan commitments and $145 million in term loan commitments. The term loan commitments have been fully drawn and may not be reborrowed once repaid. The Credit Facility allows us to increase its size to $1.395 billion subject to certain conditions, and $55 million of the existing revolving loan availability expires on April 14, 2008. The Credit Facility has a stated maturity date of December 6, 2010 and the interest rate applicable to borrowings thereunder is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. We expect that our substantial debt capital resources will provide us with the flexibility to take advantage of market opportunities when they arise.

Staffing

Services necessary for our business are provided by individuals who are employees of the Advisor or the Administrator, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers is an employee of the Advisor or the Administrator. Our executive officers are also executive officers of the Advisor. Our day-to-day investment operations are managed by the Advisor. The Advisor currently has 18 investment professionals who focus on origination and transaction development and monitoring of our investments, and expects to hire additional professionals in the future. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, The NASDAQ Global Select Market has adopted or is in the process of adopting corporate governance changes to its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

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

Available information

Our internet address is www.blackrockkelso.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, before making a decision to purchase our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our business

If we are unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of the Advisor’s investment process and, in conjunction with the Administrator, its ability to provide competent, attentive and efficient services to us. Many of the members of the Advisor’s investment committee have substantial responsibilities to other clients in addition to their activities on our behalf. The investment professionals dedicated primarily to us may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that meet our investment objectives.

Entrants in our industry compete on several factors, including price, flexibility in transaction structuring, service, reputation, market knowledge and speed in decision-making. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on better terms to our portfolio companies than what we may have originally anticipated, which may impact our return on these investments.

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

We may experience fluctuations in our periodic results.

We could experience fluctuations in our periodic results due to a number of factors, some of which are beyond our control, including our ability to make investments in companies that meet our investment criteria, the interest rates payable on the debt investments we make, the default rate on such investments, the level of our expenses (including the interest rates payable on our borrowings and the dividend rates on any preferred stock we may issue), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

In accordance with generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: origination, structuring, closing, commitment and other upfront fees, end of term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facility and expect, in the future, to borrow additional amounts under our Credit Facility and to increase the size of our Credit Facility. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders, and we have granted a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2007, which represented borrowings equal to 34% of our total assets. On such date, we also had $1.1 billion in total assets; an average cost of funds of 6.07%; $381 million in debt outstanding; and $728 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2007 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 6.07% times the $381 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2007 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on our Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-18.6%	-10.9%	-3.2%	4.5%	12.2%

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

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

We are not managed by either BlackRock or Kelso. Our investment strategies differ from those of BlackRock, the Kelso Principals or their respective affiliates. We would not generally be permitted to invest in any private company in which BlackRock, Kelso, or any of their affiliates, holds an existing investment, except to the extent permitted by the 1940 Act. This may adversely affect the pace at which we make investments. We can provide no assurance that we will replicate the historical or future performance of BlackRock’s or Kelso’s investments and our investment returns may be substantially lower than the returns achieved by those firms. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock or Kelso. Finally, we can offer no assurance that the Advisor will be able to continue to implement our investment objective with the same degree of success as it has in the past or that shares of our common stock will continue to trade at the current level.

The Incentive Fee and certain other compensation payable to our investment advisor may increase risks.

The potential for the Advisor to earn an Incentive Fee from time to time under the management agreement may create an incentive for the Advisor to make investments that are riskier or more speculative than would otherwise be the case. The way in which the amount of the Incentive Fee is determined, which is calculated as a percentage of distributions on our common shares, may encourage the Advisor to use leverage in an effort to increase the return on our investments. If the Advisor acquires poorly performing assets with such leverage, the loss to holders of our common shares could be substantial. Finally, because a portion of the Incentive Fee is likely to reflect interest and dividend income and is calculated on an accrual basis regardless of whether we have received a cash payment of such interest or dividends, the Advisor might have an incentive to invest in zero coupon or deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the Incentive Fee even when the issuers thereof would not be able to make cash payments on such securities. The foregoing risks could be increased because the Advisor is not obligated to reimburse us for any Incentive Fee received even if we subsequently incur losses or never receive in cash income that was previously accrued. Although we did not incur any Incentive Fee during the last two calendar quarters of 2007, we may incur Incentive Fees in the future relating to investment performance since June 30, 2007 measured on a rolling annual basis. The allocation of shares of our common stock that the Advisor and its affiliates may receive from some of our investors if certain performance thresholds are achieved also may encourage the Advisor to cause us to invest in riskier investments to achieve these thresholds, which would increase the risk of loss.

A substantial portion of our portfolio investments is recorded at fair value as determined in good faith by or under the direction of our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

There is not a readily available market value for a substantial portion of the investments in our portfolio. We value these investments quarterly at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Our Board of Directors utilizes the services of one or more independent valuation firms to aid it in determining the fair value of these investments. The types of factors that we may take into account in determining the fair value of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the amounts we realize on any dispositions of such investments. In addition, the impact of changes in the market environment and other events on the fair values of our investments that have no readily available market values may differ from the impact of such changes on the readily available market values for our other investments. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We are a relatively new company with a limited operating history.

We commenced operations on July 25, 2005 and therefore have a limited operating history. As a result, we have limited financial information on which you can evaluate our prior performance or an investment in us. We are subject to the business risks and uncertainties associated with any relatively new business, including the risk that we will not achieve our investment objective and that our net asset value could decline substantially. Immediately following the commencement of our operations, we invested a substantial portion of the net proceeds from the initial private placement of our common stock largely in temporary investments, such as cash equivalents, which earn yields substantially lower than the interest income we expected to receive on our senior and subordinated loans. By December 31, 2006, we had invested substantially all of such net proceeds in senior and subordinated loans and equity securities of our portfolio companies.

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

Lower Credit Quality Obligations. Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would not treat the debt issued by such a subsidiary as senior securities. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

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

To maintain our qualification as a RIC under the Code, which is required in order for us to distribute our income without tax at the corporate level and to obtain favorable RIC treatment, we must meet certain income source, asset diversification and annual distribution requirements. Satisfying these requirements may require us to take actions we would not otherwise take, such as selling investments at unattractive prices to satisfy diversification, distribution or source of income requirements. In addition, while we are authorized to borrow funds in order to make distributions, under the 1940 Act we are not permitted to make distributions to stockholders while we have debt obligations or other senior securities outstanding unless certain “asset coverage” tests are met. If we fail to qualify as a RIC for any reason and become or remain subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Risks relating to an investment in our common stock

The price of our common stock may be volatile and may fluctuate substantially.

As with any company, the price of our common stock will fluctuate with market conditions and other factors.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

volatility in the market price and trading volume of common stocks of BDCs or other companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel from the Advisor;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

If a substantial number of shares becomes available for sale and are sold in a short period of time, the market price of our common stock could decline.

Sales of substantial amounts of our common stock, or the availability of common stock for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of common stock should we desire to do so.

Our principal stockholders have substantial ownership in us, and this control could limit your ability to influence the outcome of key transactions, including a change of control.

BlackRock Kelso Capital Holding LLC, or Holding, beneficially owned, in the aggregate, approximately 75.6% of the outstanding shares of our common stock at December 31, 2007. As a result, the beneficial owners of Holding may be able to exert influence over our management and policies. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and ultimately affecting the market price of our common stock.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of common stock

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “BKCC” since June 27, 2007. The following table lists the high and low closing sales price for common stock, the closing sales price as a percentage of NAV, and quarterly dividends per share since shares of our common stock began being regularly quoted on The NASDAQ Global Select Market.

		Closing Sales Price
	NAV(1)	High	Low	Premium/ Discount of High Sales Price to NAV (2)	Premium/ Discount of Low Sales Price to NAV (2)	Declared Dividends
Year Ending December 31, 2007
Second Quarter (period from June 27, 2007 to June 30, 2007)	$14.88	$14.75	$14.55	99%	98%	$0.42
Third Quarter	$14.51	$15.68	$12.61	108%	87%	$0.42
Fourth Quarter	$13.78	$15.56	$13.17	113%	96%	$0.43

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by NAV.

Holders

At March 14, 2008, there were approximately 410 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$ 0.20	December 31, 2005	January 31, 2006
$ 0.20	March 15, 2006	March 31, 2006
$ 0.23	June 15, 2006	June 30, 2006
$ 0.30	September 15, 2006	September 29, 2006
$ 0.42	December 31, 2006	January 31, 2007
$ 0.42	March 15, 2007	March 30, 2007
$ 0.42	May 15, 2007	May 31, 2007
$ 0.42	September 14, 2007	September 28, 2007
$ 0.43	December 14, 2007	December 31, 2007
$ 0.43	March 17, 2008	March 31, 2008

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies in which the Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, these fees totaled $6,507,209, $4,060,829 and $906,250, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Stock performance graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period June 26, 2007 (the date our initial public offering was priced) through December 31, 2007. The graph assumes that, on June 26, 2007, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Financial Services Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Our common stock became a registered class of securities under the Securities Exchange Act of 1934, or the Exchange Act, pursuant to our Registration Statement on Form 10 (SEC file no. 000-51327), which became effective on July 25, 2005.

On April 1, 2006, we issued and sold to certain employees of the Advisor in a private placement 54,000 shares of our common stock for aggregate proceeds of $810,000. On January 2, 2007 and February 26, 2007, we issued and sold to the Advisor in private placements a total of 184,300 shares of our common stock for aggregate proceeds of $2,790,665. On February 1, 2007 and March 1, 2007, we issued and sold to certain officers and employees of the Advisor in private placements a total of 89,604 shares of our common stock for aggregate proceeds of $1,353,019. The proceeds of these placements were used for general corporate purposes. These placements were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 promulgated thereunder for transactions not involving a public offering and based on the fact that the common stock was issued primarily to accredited investors.

Issuer purchases of equity securities

The following table provides information regarding open-market purchases of our common stock by the Advisor for each month in the three month period ended December 31, 2007.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	—	—	—	—
November 2007	$13.85	58,575	—	—
December 2007	13.74	13,128	—	—

Total	$13.83	71,703	—	—

In November 2007, our Board of Directors authorized the purchase from time to time in the open market of an indeterminate number of shares of our common stock by the Advisor, in its discretion, subject to compliance with our and the Advisor’s applicable policies and requirements of law. The above purchases were made in accordance with such policies and Rule 10b-18 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The Statement of Operations, Per Share Data and Balance Sheet Data for the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) to December 31, 2005, are derived from our financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. See note 8 to our financial statements for our financial highlights information.

	Year ended December 31, 2007	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
	(dollar amounts in thousands, except per share data)
Statement of Operations Data
Total Investment Income	$127,776	$53,892	$10,005
Net Expenses:
Before Base Management Fee Waiver	53,963	18,314	6,137
After Base Management Fee Waiver(1)	51,906	14,000	3,802
Net Investment Income	75,846	39,892	6,203
Net Realized and Unrealized Gain (Loss)	(59,626)	1,662	241
Net Increase in Net Assets Resulting from Operations	16,219	41,555	6,444
Per Share Data:
Net Asset Value Per Common Share at Period End	$13.78	$14.93	$14.95
Market Price at Period End(2)	15.28	—	—
Net Investment Income	1.66	1.09	0.17
Net Realized and Unrealized Gain (Loss)	(1.31)	0.04	0.01
Net Increase in Net Assets Resulting from Operations	0.35	1.13	0.18
Dividends Declared	1.69	1.15	0.20
Balance Sheet Data at Period End:
Total Assets	$1,121,821	$766,259	$542,226
Borrowings Outstanding	381,300	164,000	—
Total Net Assets	728,192	561,800	528,705
Other Data:
Total Return(3)	3.4%	7.8%	1.0%
Number of Portfolio Companies at Period End	60	49	26
Value of Long-Term Investments at Period End	$1,098,261	$754,168	$137,664
Amount of Investments Sold and Repayments	310,436	138,404	1,022
Yield on Long-Term Investments at Period End(4)	12.4%	12.5%	10.7%

*	Inception of operations.
(1)	The base management fee waiver commenced on July 25, 2005 and terminated on June 30, 2007.
(2)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(3)	Total return is based on the change in net asset value per common share during the period. The total return for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during that period is 1.0%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(4)	Yield on long-term investments at period end represents the weighted average yield on the debt and income producing equity securities in our portfolio. Yields are computed using interest rates and dividend yields at period end and include amortization of loan origination and other upfront fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment when averaged. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

Selected quarterly data (unaudited)

	2007				2006				2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3*
	(dollar amounts in thousands, except per share data)
Total Investment Income	$35,352	$34,164	$33,208	$25,052	$17,898	$15,116	$12,145	$8,733	$6,406	$3,599
Net Investment Income	$22,118	$22,356	$17,358	$14,014	$12,207	$11,007	$9,997	$6,680	$4,474	$1,729
Net Realized and Unrealized Gain (Loss)	$(38,016)	$(19,890)	$(4,735)	$3,014	$(356)	$404	$1,173	$441	$172	$69
Net Increase (Decrease) in Net Assets Resulting from Operations	$(15,898)	$2,465	$12,624	$17,028	$11,852	$11,411	$11,170	$7,121	$4,646	$1,798
Net Asset Value per Common Share at the End of the Quarter	$13.78	$14.51	$14.88	$14.95	$14.93	$15.04	$15.03	$14.95	$14.95	$15.01

*	From July 25, 2005 (inception of operations).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements

In addition to factors previously identified elsewhere in this Annual Report, including the “Risk Factors” section of this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

On July 2, 2007, we completed an initial public offering through which we sold an additional 10,000,000 shares of our common stock at a price of $16.00 per share and listed our shares on The NASDAQ Global Select Market (collectively, the “Public Market Event”). Net proceeds from the Public Market Event of approximately $150.1 million reflect the payment of an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,489,500.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our management agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses incurred by the Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	dividends and distributions on our preferred shares, if any, and common shares;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

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

Valuation of portfolio investments

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. We generally obtain market quotations from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Advisor believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations to not reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “forced” sale by a distressed seller.

With respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, our Board of Directors undertakes a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Advisor responsible for the portfolio investment;

•

the investment professionals provide recent portfolio company financial statements and other reporting materials to independent valuation firms engaged by our Board of Directors, such firms conduct independent appraisals each quarter and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor;

•	the audit committee of our Board of Directors reviews the preliminary valuations of the independent valuation firms; and

•

the Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

With respect to the initial valuations of unquoted investments by the investment professionals of the Advisor, upon acquisition each unquoted investment generally is valued at cost until the end of the second calendar quarter following its acquisition date. As of that date, an independent valuation firm conducts the initial independent appraisal of the investment.

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

Revenue recognition

We record interest income, adjusted for amortization of premium and accretion of discount, and dividend income on an accrual basis to the extent that we expect to collect such amounts. Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method. For loans and securities with contractual PIK income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, we do not accrue PIK income if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, we record any prepayment fees and unamortized loan origination, structuring, closing, commitment and other upfront fees as interest income.

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in which the Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, these fees totaled $6,507,209, $4,060,829 and $906,250, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Federal income taxes

We have elected to be taxed as a RIC under Subchapter M of the Code, and, among other things, have made and intend to make the requisite distributions to our stockholders to relieve us from federal income and excise taxes. In order to qualify as a RIC, we are required to distribute annually at least 90% of investment company taxable income, as defined by the Code, to our stockholders. To avoid federal excise taxes, we must distribute annually at least 98% of our income for the current year (both ordinary income and net capital gains) and any undistributed ordinary income and net capital gains from the preceding years. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. We will accrue excise tax on estimated excess taxable income as required. For the year ended December 31, 2007, a provision of $24,035 was recorded for federal excise taxes. No federal excise taxes were incurred during the periods prior to 2007.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Portfolio and investment activity

During the year ended December 31, 2007, we invested approximately $711.3 million across 26 new and 12 existing portfolio companies. The new investments consisted primarily of senior loans secured by second liens ($381.0 million, or 54% of the total) or first liens ($56.7 million, or 8%), unsecured or subordinated debt securities ($217.1 million, or 30%), and equity securities ($56.5 million, or 8%). Additionally, we received proceeds from sales/repayments of principal of approximately $310.4 million during the year ended December 31, 2007.

At December 31, 2007, our net portfolio of $1.1 billion (at fair value) consisted of 60 portfolio companies and was invested 64% in senior secured loans, 26% in unsecured or subordinated debt securities, 5% in equity investments, 4% in senior secured notes and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $18 million. Our largest portfolio company investment by value was approximately $44.9 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at December 31, 2007. At December 31, 2006, our net portfolio of $757.3 million (at fair value) consisted of 49 portfolio companies and was invested 76% in senior secured loans, 17% in unsecured or subordinated debt securities, 4% in senior secured notes, 3% in equity investments and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $15 million at December 31, 2006. Our largest portfolio company investment by value was approximately $42.2 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2006.

The weighted average yield of the debt and income producing equity securities in our portfolio was 12.4% at December 31, 2007 and 12.5% at December 31, 2006. The weighted average yields on our senior secured loans and other debt securities were 11.9% and 13.3%, respectively, at December 31, 2007, versus 12.5% and 13.2%, respectively, at December 31, 2006. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment when averaged. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At December 31, 2007, 60% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, CBA, the Federal Funds Rate or the Prime Rate, and 40% bore interest at fixed rates. At December 31, 2006, 69% of our debt investments bore interest based on floating rates and 31% bore interest at fixed rates.

Results of operations

Results comparisons are for the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, which we refer to as the period ended December 31, 2005. Operating results for the period ended December 31, 2005 reflect our initial period of operations, during which our portfolio was primarily invested in temporary investments and are not necessarily indicative of a full year’s results.

Operating income

Investment income totaled $127,776,128, $53,892,435 and $10,004,626, respectively, for the years ended December 31, 2007 and 2006, and for the period ended December 31, 2005, of which $88,316,905, $39,541,255 and $1,253,427 were attributable to interest and fees on senior secured loans, $36,638,953, $4,189,990 and $215,359 to interest earned on other debt securities, $2,132,404, $461,223 and $34,791 to dividends from preferred equity securities and closed-end funds, $332,171, $9,577,833 and $8,501,049 to interest earned on short-term investments and cash equivalents, and $355,695, $122,134 and $0, to other income, respectively. The increase in operating income compared to each prior period reflects the growth of our portfolio and the transition of the portfolio from temporary to long-term investments.

Expenses

Net expenses for the years ended December 31, 2007 and 2006, and for the period ended December 31, 2005, were $51,930,356, $14,000,212 and $3,801,635, respectively, which consisted of $17,095,983, $6,780,053 and $2,334,922 in base management fees (net of base management fee waivers of $2,056,906, $4,314,255 and $2,334,922), $9,412,097, $4,443,298 and $0 in incentive management fees owed to the Advisor, $1,144,394, $760,188 and $508,950 in administrative services expenses, $1,249,491, $486,359 and $333,969 in professional fees, $399,385, $286,113 and $233,508 in director fees, $876,429, $469,287 and $138,405 in Advisor expenses, $341,016, $167,610 and $108,374 in insurance expenses, $20,272,906, $261,114 and $0 in interest expense and fees related to the Credit Facility, $387,706, $18,318 and $0 in amortization of debt issuance costs, $0, $0 and $57,056 in expenses related to the organization of the company and $726,914, $327,872 and $86,451 in other expenses, respectively. Excise tax expense of

$24,035 was incurred during the year ended December 31, 2007. The increase in operating expenses compared to the prior periods reflects the growth of our portfolio and the incurrence of additional borrowing costs under our credit facility.

Net investment income

Net investment income was $75,845,772, $39,892,223 and $6,202,991, respectively, for the years ended December 31, 2007 and 2006, and for the period ended December 31, 2005 (which amounts would have been $73,788,866, $35,577,968 and $3,868,069, respectively, without base management fee waivers).

Net realized gain (loss)

Net realized loss of $645,793 for the year ended December 31, 2007 was the result of $1,623,116 in net gains realized from the disposition of investments offset by $2,268,909 in net losses realized on foreign currency transactions during the year. For the year ended December 31, 2006, net realized gain was $479,397 as a result of $777,548 in net gains realized from the disposition of investments offset by $298,151 in net losses realized on foreign currency transactions during the year. For the period ended December 31, 2005 net realized gain was $1,141 as a result of the disposition of a senior secured loan.

Net unrealized appreciation (depreciation)

For the years ended December 31, 2007 and 2006, and for the period ended December 31, 2005, the increase (decrease) in net unrealized appreciation was ($58,980,614), $1,183,036 and $240,236, respectively, which was comprised of a (decrease) increase in net unrealized appreciation on investments and cash equivalents of ($59,000,295), $1,646,103 and $240,236, respectively, and an increase (decrease) increase in net unrealized appreciation on foreign currency translations of $19,681, ($463,067) and $0, respectively. The net change in unrealized appreciation (depreciation) was primarily a result of overall declines in market values for the quoted investments in our portfolio, as well as a reduction in the value of our unquoted investments in Tygem Holdings, Inc.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the years ended December 31, 2007 and 2006, and for the period ended December 31, 2005, was $16,219,365, $41,554,656 and $6,444,368, respectively.

Financial condition, liquidity and capital resources

During the year ended December 31, 2007, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, and from sales of selected portfolio company investments or repayments of principal, as well as from dividends earned on preferred equity investments. In the future, we may securitize a portion of our investments in senior secured loans or other assets.

Our primary uses of funds for operations during the year ended December 31, 2007 consisted of investments in portfolio companies, payment of base and incentive management fees incurred and payment of interest charges incurred on credit facility borrowings.

Our operating activities resulted in a net use of cash of $351,593,553 for the year ended December 31, 2007.

In March 2006, our Board of Directors authorized the issuance and sale from time to time of up to $2.5 million in aggregate net asset value of shares of our common stock to certain existing and future officers and employees of the Advisor at a price per share equal to the greater of $15.00 or our then current determined net asset value per share at the time of sale. Pursuant to this authorization, in April 2006 we issued and sold to certain employees of the Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, during the year ended December 31, 2007, we issued and sold to certain officers and employees of the Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,353,000.

In August 2006, our Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of our common stock to the Advisor at a price per share equal to our most recently determined net asset value per share at the time of sale, such shares to be used by the Advisor for employee compensation and other purposes. Pursuant to this authorization, during the year ended December 31, 2007, we issued and sold to the Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total revolving loan commitments will revert to $400,000,000 on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. The Credit Facility will continue to be used to supplement our equity capital to make additional portfolio investments and for general corporate purposes. At December 31, 2007, we had approximately $381 million drawn and outstanding under the Credit Facility, with $219 million available to us.

On July 2, 2007, we completed an initial public offering through which we sold 10,000,000 shares of our common stock at a price of $16.00 per share, less an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,489,500. We received $150,110,500 in net proceeds from this offering.

Our financing activities resulted in a net inflow of cash of $353,634,835 for the year ended December 31, 2007, primarily from the net proceeds received from our initial public offering and from net borrowings under our credit facility.

At December 31, 2007, we had $5,077,695 in cash and cash equivalents. In addition, we had $10,864 in foreign currency at that date.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at December 31, 2007 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$381	$—	$381	$—	$—

(1)	At December 31, 2007, $219 million remained unused under our Credit Facility.

We have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our gross assets and an incentive fee. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. Pursuant to various other agreements, subsidiaries of The PNC Financial Services Group, Inc. (“PNC”) provide custodian services, administrative and accounting services, transfer agency and compliance support services to us. Payments under such agreements are generally equal to a percentage of our average net assets plus reimbursement of reasonable expenses, and a base fee. Either party may terminate each of the investment management agreement, administration agreement and such other agreements without penalty upon not less than 60 days’ written notice to the other. See Note 3 to our financials statements for more information regarding these agreements.

Off-Balance sheet financing

At December 31, 2007, our only off-balance sheet contractual obligation or arrangement consisted of a commitment to make an equity investment of up to $2.5 million in an existing portfolio company. We had no off-balance sheet contractual obligations or arrangements at December 31, 2006.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements. At this time, the impact on our financial statements has not been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We applied SFAS 159 on January 1, 2008 and have not elected to apply the fair value option to any other financial assets or liabilities.

Effective March 31, 2007, we implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity, including investment companies, before being measured and recognized in the financial statements. Management has evaluated the application of FIN 48 to us and has determined that the adoption of FIN 48 did not have a material impact on our financial statements. We file U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on our U.S. federal tax returns remains open for the years ended December 31, 2005 and 2006. The statute of limitations on our state and local tax returns may remain open for an additional year depending upon the jurisdiction.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in which the Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, these fees totaled $6,507,209, $4,060,829 and $906,250, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Recent developments

On January 14, 2008, we filed a Form N-2 registration statement with the SEC that would permit us, after it is declared effective by the SEC to offer, from time to time, up to $1 billion of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights.

On March 5, 2008, our Board of Directors declared a dividend of $0.43 per share, payable on March 31, 2008 to stockholders of record at the close of business on March 17, 2008.

On March 11, 2008, we amended our dividend reinvestment plan, which we refer to as the Plan. Under the terms of the amended Plan, dividends may be paid in newly issued shares of our common stock at a price equal to 95% of the market price on the dividend payment date. The amended Plan alleviates many of the timing and administrative issues that burdened us under the previous dividend reinvestment plan. The amended Plan means that, under certain circumstances, we may issue shares of our common stock at a price that is less than our net asset value per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2007, 60% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2007 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $11,200,000, or $0.21 per share, in the value of our net assets at December 31, 2007 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $11,400,000, or $0.22 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, we did not engage in any interest rate hedging activity.

We may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. Details of open forward foreign currency contracts at December 31, 2007 and 2006, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2007	Unrealized Appreciation/ (Depreciation)
Euro	January 23, 2008	11,000,000 Sold	$15,485,448	$16,058,413	$(572,965)
Canadian dollar	January 23, 2008	19,750,000 Sold	20,045,552	19,924,531	121,021

Total			$35,531,000	$35,982,944	$(451,944)

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Appreciation/ (Depreciation)
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$(455,094)
Euro	January 10, 2007	500,000 Sold	639,880	659,990	(20,110)

Total			$17,212,511	$17,687,715	$(475,204)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2007, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Controls over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The Company’s internal control over financial reporting as of December 31, 2007, has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on page F-2.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2008 Annual Stockholder Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See the Index to Financial Statements on page F-1.

(2)	Financial Statement Schedules – None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits

Number	Description
3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (3)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (3)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (4)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (3)

10.6	Transfer Agency Services Agreement between PFPC Inc. and the Registrant (4)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PFPC Inc. and BlackRock Financial Management, Inc. (4)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (4)

10.9	Amended and Restated Senior Secured Credit Agreement, dated as of December 28, 2007, between the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (6)

14.1	Code of Ethics of the Registrant (4)

14.2	Code of Ethics of the Advisor (3)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of March 28, 2007.
(3)	Previously filed with the Registrant’s Registration Statement on Form N-2 (Commission File No. 333-141090), as amended, originally filed on March 6, 2007.
(4)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(5)	Previously filed with the Registrant’s Form 8-K dated as of March 11, 2008.
(6)	Previously filed with the Registrant’s Form 8-K dated as of January 2, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying statements of assets and liabilities of BlackRock Kelso Capital Corporation (the “Company”), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2007 and 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities owned at December 31, 2007 and 2006 by correspondence with the custodian, management of the investment funds and brokers; where replies were not received from the brokers, alternative procedures were performed. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlackRock Kelso Capital Corporation as of December 31, 2007 and 2006, and the results of its operations, changes in its net assets, and cash flows for the years ended December 31, 2007 and 2006 and for the period July 25, 2005 (inception of operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York

March 17, 2008

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	December 31, 2007	December 31, 2006
Assets:
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $1,049,585,229 and $716,844,625)	$1,018,013,709	$718,730,964
Controlled investments (amortized cost of $38,881,854 and $35,437,060)	14,834,395	35,437,060
Affiliated investments (amortized cost of $66,907,657 and $0)	65,412,682	—

Total investments at fair value	1,098,260,786	754,168,024
Cash and cash equivalents	5,077,695	3,036,413
Foreign currency at fair value (cost of $10,291 and $119,714)	10,864	126,375
Interest receivable	14,260,266	7,759,464
Dividends receivable	1,796,615	43,270
Prepaid expenses and other assets	2,414,954	1,125,838

Total Assets	$1,121,821,180	$766,259,384

Liabilities:
Payable for investments purchased	$—	$16,260,000
Unrealized depreciation on forward foreign currency contracts	451,944	475,204
Credit facility payable	381,300,000	164,000,000
Interest payable on credit facility	1,508,277	152,793
Dividend distributions payable	3,310,606	15,803,510
Base management fees payable	5,606,213	2,157,082
Incentive management fees payable	—	4,443,298
Accrued administrative services expenses	361,118	366,354
Other accrued expenses and payables	1,091,153	801,221

Total Liabilities	393,629,311	204,459,462

Net Assets:
Common stock, par value $.001 per share, 100,000,000 and 40,000,000 common shares authorized, 52,825,109 and 37,627,405 issued and outstanding	52,825	37,627
Paid-in capital in excess of par	790,378,102	563,233,775
Distributions in excess of net investment income	(5,411,353)	(3,392,549)
Accumulated net realized gain	729,635	497,795
Net unrealized appreciation (depreciation)	(57,557,340)	1,423,274

Total Net Assets	728,191,869	561,799,922

Total Liabilities and Net Assets	$1,121,821,180	$766,259,384

Net Asset Value Per Share	$13.78	$14.93

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations

	Year ended December 31, 2007	Year ended December 31, 2006**	July 25, 2005* through December 31, 2005**
Investment Income:
From non-controlled/non-affiliated investments:
Interest	$118,219,979	$53,288,349	$9,969,835
Dividends	940,969	461,223	34,791
Other income	55,695	122,134	—
From controlled investments:
Interest	3,808,869	20,729	—
Dividends	—	—	—
From affiliated investments:
Interest	3,259,182	—	—
Dividends	1,191,434	—	—
Other income	300,000	—	—

Total investment income	127,776,128	53,892,435	10,004,626

Expenses:
Base management fees	19,152,889	11,094,308	4,669,844
Incentive management fees	9,412,097	4,443,298	—
Administrative services	1,144,394	760,188	508,950
Professional fees	1,249,491	486,359	333,969
Director fees	399,385	286,113	233,508
Investment advisor expenses	876,429	469,287	138,405
Insurance	341,016	167,610	108,374
Interest and credit facility fees	20,272,906	261,114	—
Amortization of debt issuance costs	387,706	18,318	—
Organizational	—	—	57,056
Other	726,914	327,872	86,451

Expenses before management fee waiver	53,963,227	18,314,467	6,136,557
Base management fee waiver	(2,056,906)	(4,314,255)	(2,334,922)

Net expenses	51,906,321	14,000,212	3,801,635

Net investment income before excise taxes	75,869,807	39,892,223	6,202,991
Excise tax expense	(24,035)	—	—

Net Investment Income	75,845,772	39,892,223	6,202,991

Realized and Unrealized Gain (Loss):
Net realized gain (loss) from non-controlled/non-affiliated entities:
Investments	1,623,116	777,548	1,141
Foreign currency	(2,268,909)	(298,151)	—

Net realized gain (loss)	(645,793)	479,397	1,141

Net change in unrealized appreciation (depreciation) on:
Non-controlled/non-affiliated investments:
Investments and cash equivalents	(33,457,861)	1,646,103	240,236
Foreign currency translations	19,681	(463,067)	—
Controlled investments	(24,047,459)	—	—
Affiliated investments	(1,494,975)	—	—

Net change in unrealized appreciation (depreciation)	(58,980,614)	1,183,036	240,236

Net realized and unrealized gain (loss)	(59,626,407)	1,662,433	241,377

Net Increase in Net Assets Resulting from Operations	$16,219,365	$41,554,656	$6,444,368

Net Investment Income Per Share	$1.66	$1.09	$0.17

Earnings Per Share	$0.35	$1.13	$0.18

Basic and Diluted Weighted-Average Shares Outstanding	45,714,141	36,632,218	35,366,589

*	Inception of operations.
**	Certain amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets

	Year ended December 31, 2007	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Net Increase in Net Assets Resulting from Operations:
Net investment income	$75,845,772	$39,892,223	$6,202,991
Net change in unrealized appreciation (depreciation)	(58,980,614)	1,183,036	240,236
Net realized gain (loss)	(645,793)	479,397	1,141

Net increase in net assets resulting from operations	16,219,365	41,554,656	6,444,368

Dividend Distributions to Stockholders from:
Net investment income	(76,491,196)	(42,117,435)	(7,073,318)
Net realized gains	(519,782)	(279,753)	—

Total dividend distributions	(77,010,978)	(42,397,188)	(7,073,318)

Capital Share Transactions:
Proceeds from shares sold	164,143,683	810,000	530,498,845
Less offering costs	(9,890,023)	—	(1,165,046)
Reinvestment of dividends	72,929,900	33,127,605	—

Net increase in net assets resulting from capital share transactions	227,183,560	33,937,605	529,333,799

Total Increase in Net Assets	166,391,947	33,095,073	528,704,849
Net assets at beginning of period	561,799,922	528,704,849	—

Net assets at end of period	$728,191,869	$561,799,922	$528,704,849

Capital Share Activity:
Shares issued from subscriptions	10,273,904	54,000	35,366,589
Shares issued from reinvestment of dividends	4,923,800	2,206,816	—

Total increase in shares	15,197,704	2,260,816	35,366,589

Distributions in Excess:
Distributions in excess of net investment income, end of period	$(5,411,353)	$(3,392,549)	$(870,327)

*	Inception of operations.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows

	Year ended December 31, 2007	Year ended December 31, 2006**	July 25, 2005* through December 31, 2005
Operating Activities:
Net increase in net assets resulting from operations	$16,219,365	$41,554,656	$6,444,368
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Proceeds from dispositions (purchases) of short-term investments—net	—	106,990,928	(106,043,189)
Purchases of long-term investments	(711,280,828)	(745,727,828)	(144,808,218)
Purchases of foreign currency—net	(1,281,451)	(413,610)	—
Proceeds from sales/repayments of long-term investments	310,435,608	138,404,643	1,021,610
Net change in unrealized appreciation (depreciation) on investments	59,000,295	(1,634,063)	(252,276)
Net change in unrealized appreciation (depreciation) on foreign currency translations	(19,681)	463,067	—
Net realized gain on investments	(1,623,116)	(777,548)	(1,141)
Net realized loss on foreign currency	2,268,909	298,151	—
Amortization of premium/discount—net	(1,500,246)	(986,585)	(353,136)
Amortization of debt issuance costs	387,706	18,318	—
Decrease (increase) in receivable for investments sold	—	996,250	(996,250)
Increase in interest receivable	(6,500,802)	(6,103,333)	(1,656,131)
Increase in dividends receivable	(1,753,345)	(43,270)	—
Decrease (increase) in prepaid expenses and other assets	(331,980)	50,559	(165,363)
Increase (decrease) in payable for investments purchased	(16,260,000)	12,061,704	4,198,296
Increase (decrease) in offering costs payable	—	(587,080)	587,080
Increase in base management fees payable	3,449,131	1,701,753	455,329
Increase (decrease) in incentive management fees payable	(4,443,298)	4,443,298	—
Increase (decrease) in accrued administrative services expenses payable	(5,236)	(142,596)	508,950
Increase in interest payable on credit facility	1,355,484	152,793	—
Increase in other accrued expenses and payables	289,932	102,602	698,619

Net cash used in operating activities	(351,593,553)	(449,177,191)	(240,361,452)

Financing Activities:
Net proceeds from issuance of common stock:
Cash	154,253,660	810,000	109,615,859
Contribution of short-term investments and cash equivalents	—	—	419,717,940
Dividend distributions paid	(89,503,882)	(33,666,996)	—
Dividend distributions reinvested	72,929,900	33,127,605	—
Borrowings under credit facility	1,459,103,995	279,000,000	—
Repayments under credit facility	(1,241,803,995)	(115,000,000)	—
Increase in deferred debt issuance costs	(1,344,843)	(1,029,352)	—

Net cash provided by financing activities	353,634,835	163,241,257	529,333,799

Net increase (decrease) in cash and cash equivalents	2,041,282	(285,935,934)	288,972,347
Cash and cash equivalents, beginning of period	3,036,413	288,972,347	—

Cash and cash equivalents, end of period	$5,077,695	$3,036,413	$288,972,347

Supplemental disclosure of cash flow information:
Cash interest paid during period	$18,676,650	$19,911	$—

*	Inception of operations.
**	Certain amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Notes—6.2%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$14,550,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,277,111		30,277,111	30,277,111	(d)

Total Senior Secured Notes				45,277,111	44,827,111

Unsecured Debt—24.8%
AMC Entertainment Holdings, Inc., 9.99% PIK (LIBOR + 5.00%/Q), 6/13/12	Entertainment	12,661,936		12,395,105	11,981,357
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	45,152,493		45,152,493	42,669,106
BE Foods Investments, Inc., 10.50% PIK (LIBOR + 5.25%/Q), 7/11/12	Food	25,486,292		24,683,196	23,702,251
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	32,756,167		32,756,167	32,756,167	(d)
Lucite International Luxembourg Finance S.àr.l., PIK Loan, 13.64% PIK (EURIBOR + 9.00%/Q), 7/14/14(e)	Chemicals	10,978,044	(f)	13,666,704	14,987,131
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	39,500,000		39,500,000	39,500,000	(d)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Finance	9,000,000		9,000,000	9,045,000
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Finance	6,000,000		5,658,622	5,685,687

Total Unsecured Debt				182,812,287	180,326,699

Subordinated Debt—14.9%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	18,777,852		18,777,852	18,777,852	(d)
Advanstar, Inc., 11.84% PIK (LIBOR + 7.00%/Q), 11/30/15	Printing/ Publishing	6,441,546		6,441,546	6,441,546
Al Solutions, Inc., 16.00% PIK, 12/29/13(g)	Metals	12,648,145		12,648,145	12,648,145	(d)
Conney Safety Products, LLC, 16.00%, 10/01/14	Safety Products	25,000,000		25,000,000	25,000,000	(d)
Mattress Giant Corporation, 13.25% (11.00% cash, 2.25% PIK), 8/1/12	Bedding —Retail	13,944,709		13,840,288	13,247,474
MediMedia USA, Inc., 11.38%, 11/15/14, acquired 11/1/06(c)	Information Services	8,000,000		8,074,656	8,220,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,274,409		10,274,409	10,274,409	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	$7,000,000		$7,000,000	$6,650,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,561,250		7,561,250	7,561,250	(d)

Total Subordinated Debt				109,618,146	108,820,676

Senior Secured Loans—97.9%(h)
Advanstar Communications Inc., Second Lien, 9.84% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	12,880,000
Alpha Media Group Inc., Second Lien, 12.33% (LIBOR + 7.50%), 2/11/15	Publishing	20,000,000		19,236,444	18,400,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/Plumbing Services	40,000,000		40,000,000	40,000,000	(d)
American Safety Razor Company, LLC, Second Lien, 11.69% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	9,950,000
American SportWorks LLC, Second Lien, 18.00% (15.00% cash, 3.00% PIK), 6/27/14(i)	Utility Vehicles	13,202,280		13,202,280	13,202,280	(d)
AmQuip Crane Rental LLC, Second Lien, 10.63% (LIBOR + 5.75%), 6/29/14	Construction Equipment	22,000,000		22,000,000	21,340,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 11.75% PIK (Base Rate + 4.50%), 10/24/10	Plastic Packaging	4,847,723		4,829,127	4,847,723	(d)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 15.75% PIK (Base Rate + 8.50%), 4/24/11	Plastic Packaging	2,308,004		2,295,861	1,568,358	(d)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 19.25% PIK (Base Rate + 12.00%), 10/24/11(j)	Plastic Packaging	916,240		851,534	—	(d)
Arclin US Holdings Inc., Second Lien, 11.40% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	14,500,000	(d)
Bankruptcy Management Solutions, Inc., Second Lien, 11.10% (LIBOR + 6.25%), 7/31/13	Software	24,687,500		24,687,500	20,367,188
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 11.81% (CBA + 7.00%), 7/1/12(e)	Discount Stores	19,739,508	(k)	18,414,992	19,800,510	(d)
Berlin Packaging L.L.C., Second Lien, 11.85% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,312,346	23,040,000
Cannondale Bicycle Corporation, Second Lien, 10.85% (LIBOR + 6.00%), 6/5/10	Bicycles/ Apparel	10,000,000		10,000,000	10,000,000	(d)
Champion Energy Corporation et al., First Lien, 12.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Custom Direct, Inc. et al., Second Lien, 10.84% (LIBOR + 6.00%), 12/31/14	Printing	$10,000,000	$10,000,000	$8,500,000
Deluxe Entertainment Services Group Inc., Second Lien, 10.83% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000	12,000,000	10,800,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.38% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,351,322	3,333,809	3,351,322	(d)
DynaVox Systems LLC, Term Loan C, First Lien, 9.88% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000	1,740,579	1,750,000	(d)
Eight O’Clock Coffee Company et al., Second Lien, 11.38% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000	14,000,000	13,440,000
Electrical Components International Holdings Company, Second Lien, 11.37% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	16,000,000
Event Rentals, Inc., Acquisition Loan, First Lien, 9.05% (LIBOR + 4.00%), 12/19/13	Party Rentals	15,000,000	15,000,000	14,925,000
Facet Technologies, LLC, Second Lien, 11.88% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(d)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 9.96% (LIBOR + 5.00%), 1/18/13	Retail Grocery	1,485,000	1,481,877	1,485,000	(d)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,601,670	11,551,996	11,601,670	(d)
Fitness Together Franchise Corporation, First Lien, 11.40% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,150,000	13,099,256	13,099,256	(d)
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 12.00% (Base Rate + 4.75%), 2/27/12(j)	Automobile Repair	3,558,311	3,555,669	3,415,978
Heartland Automotive Services II Inc. et al., Acquisition Loan, First Lien, 12.25%, (Base Rate + 5.00%), 2/27/12(j)	Automobile Repair	1,740,000	1,740,000	1,722,600
HIT Entertainment, Inc., Second Lien, 10.38% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	950,000
InterMedia Outdoor, Inc., Second Lien, 11.58% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	9,600,000
Isola USA Corp., First Lien, 9.58% (LIBOR + 4.75%), 12/18/12	Electronics	9,900,000	9,776,400	9,306,000
Isola USA Corp., Second Lien, 12.83% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	23,500,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.69% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(d)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	41,753,560	41,274,295	41,274,295	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
LJVH Holdings Inc., Second Lien, 10.33% (LIBOR + 5.50%), 1/19/15(e)	Specialty Coffee	$25,000,000	$25,000,000	$23,000,000
MCCI Group Holdings, LLC, Second Lien, 12.71% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,938,983	29,000,000	(d)
Oriental Trading Company, Inc., Second Lien, 10.85% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	2,790,000
Penton Media, Inc. et al., Second Lien, 9.98% (LIBOR + 5.00%), 2/1/14(i)	Information Services	25,000,000	24,665,642	21,250,000
Physiotherapy Associates, Inc. et al., Second Lien, 11.41% (LIBOR + 5.50%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	15,810,000
Precision Parts International Services Corp. et al., First Lien, 10.08% (LIBOR + 5.00%), 9/30/11	Automotive Parts	4,853,442	4,853,442	4,368,097
Premier Yachts, Inc. et al., Term A, First Lien, 8.69% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,877,183	7,847,172	7,837,797
Premier Yachts, Inc. et al., Term B, First Lien, 11.94% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,914,184	1,911,626
Stolle Machinery Company, LLC, Second Lien, 11.38% (LIBOR + 6.50%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,245,000
Sunrise Medical LTC LLC et al., Second Lien, 11.35% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,040,000
Total Safety U.S. Inc., Second Lien, 11.33% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,730,000
United Subcontractors, Inc., Second Lien, 12.21% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	7,850,000
Water Pik, Inc., Second Lien, 10.49% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	29,400,000	(d)
WBS Group LLC et al., Second Lien, 11.35% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	20,000,000	(d)
Wembley, Inc., Second Lien, 9.72% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	910,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 8.83% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	6,850,000	(d)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 11.83% (LIBOR + 7.00%), 3/30/11	Restaurants	8,334,656	8,334,656	8,334,656	(d)
York Tape & Label, Inc. et al., Second Lien, 12.25% (LIBOR + 7.25%), 9/30/13	Printing	45,197,368	44,767,550	44,293,421

Total Senior Secured Loans			741,955,594	713,237,777

Preferred Stock—1.9%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	318,420	(d)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(i)	Sheet Metal Fabrication	9,208	$9,208,000	$9,415,180	(d)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)	Finance	1,750	1,650,005	1,657,860
Tygem Holdings, Inc., 8.00% PIK(g)(j)	Metals	10,789,367	10,826,867	—	(d)
Tygem Holdings, Inc., Series B Convertible(g)(l)	Metals	45,567,701	12,225,535	2,613,900	(d)

Total Preferred Stock			34,997,907	14,192,860

Common Stock—1.7%(l)
BKC ASW Blocker, Inc.(i)(m)	Utility Vehicles	1,000	250,000	406,689	(d)
BKC MTCH Blocker, Inc.(n)	Transportation	1,000	5,000,000	5,100,000	(d)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(d)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	77,400	(d)
M & M Tradition Holdings Corp.(i)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000	(d)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	1,700,000	(d)
Tygem Holdings, Inc.(g)	Metals	3,596,456	3,608,956	—	(d)

Total Common Stock			16,071,456	12,284,089

Limited Partnership/Limited Liability Company Interests—4.0%
ARS Investment Holdings, LLC(l)	HVAC/Plumbing Services	66,902	—	575,000	(d)
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	3,200,000	(d)
Prism Business Media Holdings LLC(i)(l)	Information Services	68	14,943,201	16,500,000	(d)
Sentry Common Investors, LLC(l)	Security Services	147,271	147,271	147,300	(d)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729	(d)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	8,000,000	(d)

Total Limited Partnership/Limited Liability Company Interests			29,026,534	29,025,029

Equity Warrants/Options—0.2%(l)
ATEP Holdings, Inc., expire10/24/15	Plastic Packaging	470	—	—	(d)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	—	(d)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	55,400	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	477,065	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	81,554	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Kaz, Inc., expire 12/8/16	Consumer Products	16	$24,000	$44,333	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	25,378	(d)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Finance	455	444,450	446,672

Total Equity Warrants/Options			1,199,562	1,130,402

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,160,958,597	1,103,844,643
UNEARNED INCOME—(0.8)%			(5,583,857)	(5,583,857)

TOTAL INVESTMENTS—150.8%			$1,155,374,740	1,098,260,786

OTHER ASSETS & LIABILITIES (NET)—(50.8)%				(370,068,917)

NET ASSETS—100.0%				$728,191,869

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 6.4% of net assets at December 31, 2007.
(d)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $560,250,667, or 76.9% of net assets, at December 31, 2007.
(e)	Non-U.S. company or principal place of business outside the U.S.
(f)	Principal amount is denominated in Euro (€).
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest Income***
Al Solutions, Inc. Subordinated Debt	$22,000,000	$3,296,290	$(12,648,145)	$—	$12,648,145	$3,808,869
Tygem Holdings, Inc.: Preferred Stock	10,826,867	—		(10,826,867)	—	—
Preferred Stock Series B Convertible	—	12,225,535	—	(9,611,635)	2,613,900	—
Common Stock	3,608,956	—		(3,608,956)	—	—
Less: Unearned Income	(998,763)	571,113	—		(427,650)	—

Totals	$35,437,060	$16,092,938	$(12,648,145)	$(24,047,458)	$14,834,395	$3,808,869

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2006

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2007. There was no dividend income from these securities during the year.

The aggregate fair value of these investments (net of unearned income) represents 2.0% of net assets at December 31, 2007.

(h)	Approximately 80% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Canadian Bankers’ Acceptance Rate (CBA), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2007 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).
(i)	“Affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Affiliated Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest/Other Income**	Dividend Income**
American SportWorks LLC: Senior Secured Loan	$—	$13,202,280	$—	$13,202,280	$1,248,969	$—
Common Stock	—	250,000	156,689	406,689	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	—	9,208,000	207,180	9,415,180	300,000	1,191,434
Common Stock	—	5,000,000	—	5,000,000	—	—
Penton Media, Inc.
Senior Secured Loan	—	24,665,642	(3,415,642)	21,250,000	2,010,213	—
Prism Business Media Holdings LLC Limited Liability Co. Interest	—	14,943,201	1,556,799	16,500,000	—	—
Less: Unearned Income	—	(361,467)	—	(361,467)	—	—

Totals	$—	$66,907,656	$(1,494,794)	$65,412,682	$3,559,182	$1,191,434

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2007.

The aggregate fair value of these investments (net of unearned income) represents 9.0% of net assets at December 31, 2007.

(j)	Non-accrual status at December 31, 2007.
(k)	Principal amount is denominated in Canadian dollars (CAD).
(l)	Non-income producing at December 31, 2007.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Notes—5.2%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$15,037,500
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	14,000,000		14,000,000	14,000,000	(d)

Total Senior Secured Notes				29,000,000	29,037,500

Unsecured Debt—10.2%
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	40,026,667		40,026,667	39,876,567
Lucite International Luxembourg Finance S.àr.l., PIK Loan, 12.52% PIK (EURIBOR + 9.00%/Q), 7/14/14(e)	Chemicals	13,411,203	(e)	16,526,817	17,391,819

Total Unsecured Debt				56,553,484	57,268,386

Subordinated Debt—12.6%
Al Solutions, Inc., 16.00% (12.00% cash, 4.00% PIK), 12/29/13(f)	Metals	22,000,000		22,000,000	22,000,000	(d)
American Residential Services L.L.C., 15.00% (12.00% cash, 3.00% PIK), 9/28/13	HVAC/ Plumbing Services	20,000,000		20,000,000	20,000,000	(d)
Mattress Giant Corporation, 13.00% (11.00% cash, 2.00% PIK), 8/1/12	Bedding—Retail	13,667,000		13,539,811	13,667,000
MediMedia USA, Inc., 11.38%, 11/15/14, acquired 11/1/06(c)	Information Services	8,000,000		8,081,672	8,380,000
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000		7,000,000	7,017,500

Total Subordinated Debt				70,621,483	71,064,500

Senior Secured Loans—103.5%(g)
ALM Media, Inc., Second Lien, 11.11% (LIBOR + 5.75%), 3/7/11	Publishing	39,750,000		39,752,039	39,716,888
American Safety Razor Company, LLC, Second Lien, 11.72% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	10,125,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 11.87% (LIBOR + 4.50% cash, 2.00% PIK), 10/24/10	Plastic Packaging	4,251,515		4,226,310	4,226,310	(d)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 16.37% (LIBOR + 9.00% cash, 2.00% PIK), 4/24/11	Plastic Packaging	1,951,515		1,935,706	1,935,706	(d)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 19.87% (LIBOR + 6.30% cash, 8.20% PIK), 10/24/11	Plastic Packaging	737,955		656,283	656,283	(d)
Bankruptcy Management Solutions, Inc., Second Lien, 11.60% (LIBOR + 6.25%), 7/31/13	Software	24,937,500		24,937,500	25,249,219

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Benchmark Medical Holdings Inc., First Lien, 9.14% (LIBOR + 3.75%), 12/27/12	Rehabilitation Centers	$1,980,000	$1,980,000	$1,920,600
Benchmark Medical Holdings, Inc., Second Lien, 12.87% (LIBOR + 7.50%), 6/27/13	Rehabilitation Centers	9,000,000	9,000,000	8,730,000
Cambridge International, Inc., Second Lien, 11.86% (LIBOR + 6.50%), 11/11/13	Metal Conveyor Belts	20,500,000	20,312,576	20,295,000
Cannondale Bicycle Corporation, Second Lien, 12.35% (LIBOR + 7.00%), 6/5/10	Bicycles/ Apparel	10,000,000	10,000,000	10,000,000	(d)
Champion Energy Corporation et al., First Lien, 10.36% (LIBOR + 5.00%), 6/29/11	Heating and Oil Services	15,000,000	15,000,000	15,000,000	(d)
Champion Energy Corporation et al., Second Lien, 16.00% (12.00% cash, 4.00% PIK), 6/30/12	Heating and Oil Services	20,206,689	19,932,133	19,932,133	(d)
Data Transmission Network Corporation, Second Lien, 13.36% (LIBOR + 8.00%), 9/10/13	Information Services	4,000,000	4,000,000	4,000,000
Delta Air Lines, Inc., Term Loan B, First Lien, 10.12% (LIBOR + 4.75%), 3/16/08	Airlines	1,000,000	1,000,000	1,015,938
Deluxe Entertainment Services Group Inc., Second Lien, 13.61% (LIBOR + 8.25%), 7/28/11	Entertainment	16,000,000	16,000,000	16,440,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.88% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,491,250	3,467,793	3,491,250
DynaVox Systems LLC, Term Loan C, First Lien, 10.38% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000	1,738,195	1,750,000
Eight O’Clock Coffee Company et al., Second Lien, 11.88% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000	14,000,000	14,210,000
Electrical Components International Holdings Company, Second Lien, 11.88% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	20,100,000
Event Rentals, Inc., First Lien, 11.00% (Base Rate + 2.75%), 12/19/13	Party Rentals	15,000,000	14,850,704	15,000,000
Event Rentals, Inc., Acquisition Loan (Unfunded), First Lien, 0.75%, 12/19/09	Party Rentals	15,000,000	15,000,000	15,000,000
Facet Technologies, LLC, Second Lien, 12.37% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(d)
Fitness Together Franchise Corporation, First Lien, 11.62% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,900,000	13,834,539	13,834,539	(d)
The Gleason Works, Second Lien, 10.88% (LIBOR + 5.50%), 12/30/13	Gear Production Machinery	16,000,000	16,000,000	16,090,000
Haggar Clothing Co., Second Lien, 12.40% (LIBOR + 7.00%), 11/1/11	Apparel	2,500,000	2,479,861	2,500,000
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 9.12% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,719,780	3,716,355	3,719,780

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Heartland Automotive Services II Inc. et al., Acquisition Loan (Funded), First Lien, 9.38% (LIBOR + 4.00%), 2/27/12	Automobile Repair	$1,740,000	$1,740,000	$1,740,000
Heartland Automotive Services II Inc. et al., Acquisition Loan (Unfunded), First Lien, 0.75%, 2/27/08	Automobile Repair	1,260,000	1,260,000	1,260,000
HIT Entertainment, Inc., Second Lien, 10.86% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	1,009,688
International Radiology Group, L.L.C. et al., First Lien, 8.60% (LIBOR + 3.25%), 6/30/11	Healthcare Management Services	4,920,455	4,876,235	4,920,455
International Radiology Group, L.L.C. et al., Second Lien, 12.35% (LIBOR + 7.00%), 6/30/12	Healthcare Management Services	10,000,000	9,908,440	10,000,000
Isola USA Corp., First Lien, 10.12% (LIBOR + 4.75%), 12/18/12	Electronics	10,000,000	9,850,206	9,800,100
Isola USA Corp., Second Lien, 13.12% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	25,000,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.85% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(d)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	40,000,000	40,000,000	40,000,000	(d)
MacAndrews Deluxe Holdings LLC, First Lien, 13.00%, 7/28/11	Entertainment	14,000,000	14,000,000	14,052,500
MCCI Group Holdings, LLC, Second Lien, 14.25% (Base Rate + 6.00%), 6/21/13	Healthcare Services	29,000,000	28,927,836	29,000,000
Oriental Trading Company, Inc., Second Lien, 11.47% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	3,000,000
Precision Parts International Services Corp. et al., First Lien, 9.24% (LIBOR + 3.75%), 9/30/11	Automotive Parts	4,915,181	4,915,181	4,915,181
Premier Yachts, Inc. et al., Term A, First Lien 9.10% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,761,904	7,725,431	7,723,094
Premier Yachts, Inc. et al., Term B, First Lien, 12.35% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,750,000	1,741,702	1,741,250
Prism Business Media Holdings, Inc., Second Lien, 11.38% (LIBOR + 6.00%), 9/30/13	Information Services	11,000,000	10,990,588	10,990,837
Professional Paint, Inc., Second Lien, 11.13% (LIBOR + 5.75%), 5/31/13	Paint and Coatings	16,000,000	16,000,000	16,120,000
QTC Acquisition Inc., Second Lien, 11.85% (LIBOR + 6.50%), 5/10/13	Disability Evaluations	23,000,000	22,940,221	23,057,500
Robertson Aviation, L.L.C., First Lien, 8.92% (LIBOR + 3.50%), 4/19/13	Aviation Fuel Systems	4,603,817	4,593,121	4,626,836
Stolle Machinery Company, LLC, Second Lien, 11.36% (LIBOR + 6.00%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,585,000
Sunrise Medical LTC LLC et al., Second Lien, 11.87% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,436,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Total Safety U.S. Inc., Second Lien, 11.85% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	$9,000,000	$9,000,000	$9,045,000
United Subcontractors, Inc., Second Lien, 12.86% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	9,500,000
Wastequip, Inc., Second Lien, 10.85% (LIBOR + 5.50%), 7/15/12	Waste Management Equipment	500,000	500,000	502,500
Wembley, Inc., Second Lien, 9.70% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	1,012,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 11.36% (LIBOR + 6.00%), 3/30/11	Restaurants	7,350,000	7,350,000	7,114,000	(d)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 14.36% (LIBOR + 9.00%), 3/30/11	Restaurants	8,000,000	8,000,000	7,678,000	(d)

Total Senior Secured Loans			581,038,955	581,769,087

Preferred Stock—2.1%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	900,000	(d)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(d)
Tygem Holdings, Inc., 8.00% PIK(f)	Metals	10,789,367	10,826,867	10,826,867	(d)

Total Preferred Stock			11,914,367	11,914,367

Common Stock—1.0%(h)
Facet Holdings Corp.	Medical Devices	10,000	100,000	100,000	(d)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	62,500	(d)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	2,050,000	(d)
Tygem Holdings, Inc.(f)	Metals	3,596,456	3,608,956	3,608,956	(d)

Total Common Stock			5,821,456	5,821,456

Limited Partnership Interest—0.1%(h)
ARS Co-Investors, L.P.(i)	HVAC/Plumbing Services	—	324,216	324,216	(d)

Equity Warrants—0.2%(h)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	50,900	(d)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
Champion Energy Corporation, expire 6/29/16	Heating and Oil Services	15,900	300,000	300,000	(d)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	56,000	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	512,000	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	64,000	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	24,000	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	9,000	(d)

Total Equity Warrants			1,055,112	1,015,900

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2006

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$756,329,073	$758,215,412
UNEARNED INCOME—(0.7)%			(4,047,388)	(4,047,388)

TOTAL INVESTMENTS—134.2%			$752,281,685	754,168,024

OTHER ASSETS & LIABILITIES (NET)—(34.2)%				(192,368,102)

NET ASSETS—100.0%				$561,799,922

Certain amounts have been reclassified to conform to the December 31, 2007 presentation.

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership interest and equity warrants.
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 5.4% of net assets at December 31, 2006.
(d)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $221,405,554, or 39.4% of net assets, at December 31, 2006.
(e)	Non-U.S. company. Principal amount is denominated in Euro (€).
(f)	These securities are considered “controlled” investments under the Investment Company Act of 1940 because the Company owns more than 25% of the portfolio company’s outstanding voting securities. For the year ended December 31, 2006, for this portfolio company there was interest income of $20,729. The aggregate fair value of the investments (net of unearned income) in this portfolio company is $35,437,060, or 6.3% of net assets, at December 31, 2006.
(g)	Approximately 83% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2006 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).
(h)	Non-income producing at December 31, 2006.
(i)	The Company is the sole limited partner in ARS Co-Investors, L.P., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.

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

On July 2, 2007, the Company completed an initial public offering through which it sold an additional 10,000,000 shares of its common stock at a price of $16.00 per share and listed its shares on The NASDAQ Global Select Market (collectively, the “Public Market Event”). Net proceeds from the Public Market Event of $150,110,500 reflect the payment of an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,489,500.

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

The significant accounting policies consistently followed by the Company are:

(a)	Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company generally obtains market quotations from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for many of the investments in its portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Advisor believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations to not reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “forced” sale by a distressed seller.

With respect to the Company’s investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, the Board of Directors undertakes a multi-step valuation process each quarter, as described below:

(i)	The quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”), responsible for the portfolio investment;

(ii)	The investment professionals provide recent portfolio company financial statements and other reporting materials to independent valuation firms engaged by the Board of Directors, such firms conduct independent appraisals each quarter and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor;

(iii)	The audit committee of the Board of Directors reviews the preliminary valuations of the independent valuation firms; and

(iv)	The Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

With respect to the initial valuations of unquoted investments by the investment professionals of the Advisor, upon acquisition each unquoted investment generally is valued at cost until the end of the second calendar quarter following its acquisition date. As of that date, an independent valuation firm conducts the initial independent appraisal of the investment.

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

The carrying value of the Company’s financial instruments approximates fair value. The carrying value of receivables, other assets, accounts payable and accrued expenses approximates fair value due to their short maturities. The carrying value of the Company’s credit facility payable approximates fair value because it bears interest at a variable rate, based on current market.

(b)	Cash equivalents include short-term investments in money market instruments with remaining maturities when purchased of three months or less.

(c)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d)	Gains or losses on the sale of investments are calculated using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income is recorded on an accrual basis. Interest and dividend income is not accrued if collection is deemed doubtful or the related investment is in default. Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method. For loans and securities with contractual payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and which generally becomes due at maturity, PIK income is not accrued if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(f)	Organizational costs of the Company were expensed as incurred. Offering costs were charged against paid-in capital.

(g)	The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income and excise taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

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

(h)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) were as follows:

Dividend amount per share outstanding	Record date	Pay date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008

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

(i)	The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contract.

Details of open forward foreign currency contracts at December 31, 2007 and 2006, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2007	Unrealized Appreciation/ (Depreciation)
Euro	January 23, 2008	11,000,000 Sold	$15,485,448	$16,058,413	$(572,965)
Canadian dollar	January 23, 2008	19,750,000 Sold	20,045,552	19,924,531	121,021

Total			$35,531,000	$35,982,944	$(451,944)

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2006	Unrealized Appreciation/ (Depreciation)
Euro	January 10, 2007	12,900,000 Sold	$16,572,631	$17,027,725	$(455,094)
Euro	January 10, 2007	500,000 Sold	639,880	659,990	(20,110)

Total			$17,212,511	$17,687,715	$(475,204)

(j)	Foreign currency amounts are translated into United States dollars on the following basis:

(i)	market value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of each month; and

(ii)	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

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

(k)	Debt issuance costs are being amortized over the life of the credit facility using the straight line method, which closely approximates the effective yield method.

(l)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(m)	Recently Issued Accounting Pronouncements:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company applied SFAS 159 on January 1, 2008 and has not elected to apply the fair value option to any other financial assets or liabilities.

Effective March 31, 2007, the Company implemented FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), . FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity, including investment companies, before being measured and recognized in the financial statements. Management has evaluated the application of FIN 48 to the Company and has determined that the adoption of FIN 48 did not have a material impact on the Company’s financial statements. The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal tax returns remains open for the years ended December 31, 2005 and 2006. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

3. Agreements and related party transactions

The Company has entered into an Investment Management Agreement (the “Management Agreement”) with the Advisor, under which the Advisor, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Advisor receives a base management fee (the “Management Fee”) from the Company quarterly in arrears at an annual rate of 2.0% of the Company’s total assets, including any assets acquired with the proceeds of leverage.

The Advisor contractually agreed to waive its rights to receive one-half of the amount of the Management Fee the Advisor would otherwise be entitled to receive from the Company until the first date on which 90% of the assets of the Company were invested in portfolio companies in accordance with the Company’s investment objective or the first anniversary of the Closing, whichever was sooner (the “Ramp-Up Date”). The Ramp-Up Date occurred on July 25, 2006. Thereafter, the Advisor agreed to waive, until such time as the Company had completed the Public Market Event, one-quarter of the amount of the Management Fee the Advisor would otherwise be entitled to receive from the Company. All such fee waivers terminated upon completion of the Public Market Event.

For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Advisor earned $17,095,983, $6,780,053 and $2,334,922, respectively, in base management fees, net of the waiver provision, from the Company.

The Management Agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee (the “Incentive Fee”) under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to Company stockholders, as described in more detail below, do not meet an 8.0% annualized rate of return and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return. Annualized rate of return in this context is computed by reference to the Company’s net asset value and does not take into account changes in the market price of the Company’s common stock.

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: the pre-offering period; the transition period; trailing four quarters’ periods (which will apply only to the portion of the Incentive Fee based on income); and annual periods (which will apply only to the portion of the Incentive Fee based on capital gains).

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

Quarterly Incentive Fee Based on Income. For each of the first three measurement periods referred to above (the pre-offering period, the transition period and each rolling four quarter period), the Company will pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess described in this paragraph for each period is referred to as the excess income amount.

The portion of the Incentive Fee based on income for each period will equal 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equals 20% of the period’s excess income amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on income for the period will equal an amount such that the cumulative Incentive Fee payments to the Advisor during the period based on income equals 20% of the period’s excess income amount.

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated separately for each of two periods: the pre-offering period (on a quarterly basis) and after the pre-offering period (on an annual basis). For each period, the Company will pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess described in this paragraph is referred to as the excess gain amount.

The portion of the Incentive Fee based on capital gains for each period will equal 50% of the period’s excess gain amount, until such payments equal 20% of the period’s excess gain amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period will equal an amount such that the portion of the Incentive Fee payments to the Advisor based on capital gains for the period will equal 20% of the period’s excess gain amount. The result of this formula is that, if the portion of the Incentive Fee based on income for the period exceeds the period’s hurdle rate, then the portion of the Incentive Fee based on capital gains will be capped at 20% of the excess gain amount.

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

For the year ended December 31, 2007 and for the period July 25, 2006 through December 31, 2006, the Advisor earned $9,412,097 and $4,443,298, respectively, in incentive management fees from the Company. No incentive management fees were earned prior to July 25, 2006.

Although the Company did not incur any incentive management fees during the last two calendar quarters of 2007, it may incur such fees in the future relating to investment performance since June 30, 2007 measured on a rolling four quarter basis.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Company incurred $876,429, $469,287 and $138,405, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Company incurred $947,028, $588,741 and $435,483, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

From time to time, the Advisor or the Administrator may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor or the Administrator, as the case may be, for such amounts paid on its behalf. Reimbursements to the Advisor for the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, were $1,475,237, $1,053,392 and $0, respectively. Reimbursements to the Administrator for the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, were $0, $33,829 and $198,875, respectively.

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

For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Company incurred $262,079, $216,365 and $83,919, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements.

On July 25, 2005, in connection with the closing of the Offering, the Company issued approximately 33,333,333 shares of its common stock to BlackRock Kelso Capital Holding LLC, an entity for which the Advisor serves as manager, in exchange for total consideration of $500,000,000 ($15.00 per share), consisting of $80,282,060 in cash and a portfolio of short-term investments and cash equivalents valued at $419,717,940. The transaction was effected in accordance with the Company’s valuation procedures governing securities transactions with affiliates and was ratified by the Board of Directors.

In March 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of the Company’s common stock to certain existing and future officers and employees of the Advisor at a price equal to the greater of $15.00 per share or the Company’s most recently determined net asset value per share at the time of sale. Pursuant to this authorization, in April 2006 the Company issued and sold to certain employees of the Advisor in a private placement 54,000 shares of common stock for aggregate proceeds of $810,000. Also pursuant to this authorization, during the year ended December 31, 2007, the Company issued and sold to certain officers and employees of the Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,353,000.

In August 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of the Company’s common stock to the Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the Advisor for employee compensation and other purposes. Pursuant to this authorization, during the year ended December 31, 2007, the Company issued and sold to the Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

At December 31, 2007, the Advisor owned directly approximately 276,000 shares of the Company’s common stock, representing 0.5% of the total shares outstanding. The Advisor did not own directly any shares of the Company’s common stock at December 31, 2006. The Advisor’s allocable portion of shares of the Company’s common stock owned indirectly by an entity in which the Advisor holds a non-voting investment interest was approximately 854,000 and 775,000 shares at December 31, 2007 and 2006, respectively. The Advisor disclaims ownership of the shares held by such entity. Inclusive if its allocable portion of the shares held by such entity, the Advisor would be deemed to own approximately 2.1% of the Company’s total shares outstanding at December 31, 2007 and 2006. At December 31, 2007 and 2006, other entities affiliated with the Administrator and PFPC beneficially owned indirectly approximately 2,843,000 and 2,475,000 shares, respectively, of the Company’s common stock, representing approximately 5.4% and 6.6% of the total shares outstanding. At December 31, 2007 and 2006, an entity affiliated with the Administrator and PFPC owned 36.5% of the members’ interests of the Advisor.

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

The Company earned $335,362 in interest income on investments in money market securities issued by MLIM or its former affiliates for the year ended December 31, 2006 and $337,180 for the period July 25, 2005 (inception of operations) through December 31, 2005. The Company held no investments in securities issued by MLIM or its former affiliates at December 31, 2006. Additionally, no MLIM-affiliated investments were held by the Company during the year ended December 31, 2007. From time to time, former affiliates of MLIM may serve as broker/dealer or agent for the Company or for portfolio companies in which the Company invests. For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, the Company did not make any payments to former MLIM affiliates for such services.

During 2007, the Company added several lenders to its credit facility in order to increase amounts available for borrowing thereunder. One of the new lenders was Merrill Lynch Capital Corporation (“MLCC”), a subsidiary of Merrill Lynch, with a lending commitment of $75,000,000. MLCC’s commitment was subsequently increased by $25,000,000, to $100,000,000 in aggregate, pursuant to a temporary (until April 14, 2008) increase of amounts available under the facility. The terms and conditions applicable to MLCC as a lender are identical to those of other lenders under the facility. In accordance with such terms, MLCC generally receives a pro rata share of any payments the Company makes under the credit facility for principal, interest or fees.

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

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005.

	Year ended December 31, 2007	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Numerator for basic and diluted net increase in net assets per share	$16,219,365	$41,554,656	$6,444,368
Denominator for basic and diluted weighted average shares	45,714,141	36,632,218	35,366,589
Basic/diluted net increase in net assets per share resulting from operations	$0.35	$1.13	$0.18

*	Inception of operations.

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Excluding short-term investments, purchases of investments for the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, totaled $711,280,828, $745,727,828 and $144,808,218, respectively. Sales/repayments of long-term investments for the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, totaled $310,435,608, $138,404,643 and $1,021,610, respectively.

At December 31, 2007, investments and cash and cash equivalents consisted of the following, excluding unearned income of $5,583,857:

	Amortized Cost	Fair Value
Cash and cash equivalents	$5,077,695	$5,077,695
Senior secured notes	45,277,111	44,827,111
Unsecured debt	182,812,287	180,326,699
Subordinated debt	109,618,146	108,820,676
Senior secured loans:
First lien	181,045,458	181,279,860
Second/other priority lien	560,910,136	531,957,917

Total senior secured loans	741,955,594	713,237,777

Preferred stock	34,997,907	14,192,860
Common stock	16,071,456	12,284,089
Limited partnership/limited liability company interests	29,026,534	29,025,029
Equity warrants/options	1,199,562	1,130,402

Total	$1,166,036,292	$1,108,922,338

At December 31, 2006, investments and cash and cash equivalents consisted of the following, excluding unearned income of $4,047,388:

	Amortized Cost	Fair Value
Cash and cash equivalents	$3,036,413	$3,036,413
Senior secured notes	29,000,000	29,037,500
Unsecured debt	56,553,484	57,268,386
Subordinated debt	70,621,483	71,064,500
Senior secured loans:
First lien	183,865,772	183,529,833
Second/other priority lien	397,173,183	398,239,254

Total senior secured loans	581,038,955	581,769,087

Preferred stock	11,914,367	11,914,367
Common stock	5,821,456	5,821,456
Limited partnership interest	324,216	324,216
Equity warrants	1,055,112	1,015,900

Total	$759,365,486	$761,251,825

The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums on debt investments.

The industry composition of the portfolio at fair value at December 31, 2007 and 2006 was as follows, excluding unearned income:

Industry	December 31, 2007	December 31, 2006
Printing, Publishing and Media	12.5%	7.2%
Other Services	10.9	10.4
Business Services	10.6	10.7
Consumer Products	10.4	11.2
Manufacturing	8.1	6.6
Beverage, Food and Tobacco	6.8	3.8
Healthcare	6.1	13.3
Entertainment and Leisure	5.2	6.9
Electronics	4.9	7.9
Retail	4.8	3.0
Chemicals	4.0	6.4
Transportation	4.0	0.1
Utilities	3.1	4.6
Containers and Packaging	2.7	0.9
Distribution	2.3	—
Finance	1.5	—
Metals	1.4	4.8
Buildings and Real Estate	0.7	1.3
Aerospace and Defense	—	0.6
Textiles	—	0.3

Total	100.0%	100.0%

6. Credit agreement and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On December 28, 2007, the Company amended and restated its Senior Secured, Multi-Currency Credit Agreement (the “Credit Agreement”). Under the amended Credit Agreement, the lenders have agreed to extend credit to the Company in an aggregate principal amount not to exceed $600 million outstanding, at any one time, consisting of $455 million in revolving loan commitments and $145 million in term loan commitments. Total revolving loan commitments will revert to $400 million on April 14, 2008. The Credit Agreement has a stated maturity date of December 6, 2010 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The term loans under the facility mature on the termination date of the Credit Agreement, have been fully drawn and, once repaid, may not be reborrowed. Subject to certain exceptions, the interest rate payable under the facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. In addition to the asset coverage ratio described above, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility under certain circumstances to a maximum of $1 billion with respects to the revolving loans, and $395 million with respect to the term loans. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At December 31, 2007, the Company had $381,300,000 drawn on the credit facility versus $164,000,000 at December 31, 2006. The weighted average annual interest cost for the years ended December 31, 2007 and 2006 was 6.38% and 7.39%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the years ended December 31, 2007 and 2006 was $313,057,645 and $81,157,895, respectively. The maximum amounts borrowed during the years ended December 31, 2007 and 2006 were $430,803,995 and $204,000,000, respectively. The remaining amount available under the facility was $218,700,000 at December 31, 2007.

At December 31, 2007 and 2006, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

7. Commitments and contingencies

At December 31, 2007, the Company had a commitment outstanding to make an equity investment of up to $2,500,000 in an existing portfolio company. The Company had no such commitments outstanding at December 31, 2006.

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

8. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005.

	Year ended December 31, 2007	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Per Share Data:
Net asset value, beginning of period	$14.93	$14.95	$—
Gross proceeds from Offering	—	—	15.00
Offering costs	—	—	(0.03)

Net proceeds from Offering	—	—	14.97

Net investment income	1.66	1.09	0.17
Net realized and unrealized gain (loss)	(1.30)	0.04	0.01

Total from investment operations	0.36	1.13	0.18
Dividend distributions to stockholders from:
Net investment income	(1.68)	(1.14)	(0.20)
Net realized gains	(0.01)	(0.01)	—

Total dividend distributions	(1.69)	(1.15)	(0.20)
Effect of anti-dilution	0.37	—	—
Offering costs	(0.19)	—	—

Net decrease in net assets	(1.15)	(0.02)	(0.02)

Net asset value, end of period	$13.78	$14.93	$14.95

Market price, end of period(1)	$15.28	$—	$—

Total return(2)(3)	3.41%	7.76%	1.00%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(4)(5)	4.60%	2.48%	1.63%
Ratio of credit facility related expenses to average net assets(4)	3.04%	0.05%	—

Ratio of total expenses to average net assets(4)(5)	7.64%	2.53%	1.63%
Ratio of net investment income to average net assets(4)	11.16%	7.21%	2.67%
Net assets, end of period	$728,191,869	$561,799,922	$528,704,849
Average debt outstanding	$313,057,645	$81,157,895	$—
Weighted average shares outstanding	45,714,141	36,632,218	35,366,589
Average debt per share(6)	$6.85	$2.22	$—
Portfolio turnover(3)	31%	36%	2%

*	Inception of operations.
(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(2)	Total return was calculated based on the change in net asset value per common share during the period. The total return for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during that period was 1.03%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(3)	Not annualized.
(4)	Annualized.
(5)	For the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, the ratio of operating expenses before management fee waiver to average net assets is 4.90%, 3.26% and 2.64%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 7.94%, 3.31% and 2.64%, respectively.

(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

9. Federal tax information

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain, as appropriate, in the period that the differences arise. The following permanent differences at December 31, 2007 and 2006 attributable to transactions involving foreign securities and currencies, disallowed expenses, redesignation of tax distributions and other differences between financial reporting and tax accounting, were reclassified for tax purposes as follows:

	December 31, 2007	December 31, 2006
Decrease in paid-in capital in excess of par	$(24,035)	$—
Increase in accumulated net realized gain	$1,397,415	$297,010
Decrease in distributions in excess of net investment income	$(1,373,380)	$(297,010)

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2007:

Year ended December 31, 2007
Net increase in net assets resulting from operations	$16,219,365
Net unrealized depreciation not taxable	58,980,614
Reversal of prior year post-October foreign currency losses	(524,730)
Section 1256 foreign currency contracts mark-to-market	(451,944)
Reversal of prior year Section 1256 foreign currency contracts mark-to-market	475,204
Origination, structuring, closing, commitment and other upfront fees currently taxable, deferred for book purposes	4,798,016
Interest income for book purposes taxable in prior years	(478,628)
Non-deductible excise tax expense	24,035
Dividend income written off for tax purposes	(117,510)
Expenses currently deductible	(3,804)

Taxable income before deductions for distributions	$78,920,618

At December 31, 2007, the cost of investments for tax purposes was $1,163,475,920, resulting in net unrealized depreciation of ($65,215,134), which was comprised of gross unrealized appreciation and depreciation of $5,841,820 and $71,056,954, respectively.

At December 31, 2007, the components of accumulated losses on a tax basis and reconciliation to accumulated losses on a book basis were as follows:

Year ended December 31, 2007
Undistributed ordinary income—net	$2,684,480
Undistributed net realized gains	330,584
Unrealized gains (losses)—net	(57,557,340)
Section 1256 foreign currency contracts mark-to-market	451,944
Origination, structuring, closing, commitment and other upfront fees currently taxable, deferred for book purposes	(8,218,690)
Expenses not currently deductible	(47,546)
Dividend income written off for tax purposes	117,510

Total accumulated losses—net, book basis	$(62,239,058)

The difference between book-basis unrealized losses and tax-basis unrealized losses is attributable to the book deferral of origination, structuring, closing, commitment and other upfront fees. Expenses not currently deductible are a book/tax temporary difference attributable to certain organizational expenses.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. The estimated tax character of distributions paid or declared during the years ended December 31, 2007 and 2006, and for the period July 25, 2005 (inception of operations) through December 31, 2005, respectively, was as follows:

Year ended	Ordinary income	Amount per share*	Long-term capital gain	Amount per share*	Total distributions	Total amount per share*
December 31, 2007	$76,491,196	$1.68	$519,782	$0.01	$77,010,978	$1.69
December 31, 2006	$42,382,231	$1.15	$14,957	$0.00	$42,397,188	$1.15
December 31, 2005	$7,073,318	$0.20	—	—	$7,073,318	$0.20

*	Rounded to the nearest $0.01.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

By:	/s/ James R. Maher
James R. Maher
Chairman of the Board and Chief Executive Officer
March 17, 2008

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

SIGNATURE	TITLE	DATE
/s/ James R. Maher James R. Maher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 17, 2008

/s/ Frank D. Gordon Frank D. Gordon	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 17, 2008

/s/ Jerrold B. Harris Jerrold B. Harris	Director	March 17, 2008

/s/ William E. Mayer William E. Mayer	Director	March 17, 2008

/s/ François de Saint Phalle François de Saint Phalle	Director	March 17, 2008

/s/ Maureen K. Usifer Maureen K. Usifer	Director	March 17, 2008