Form 10-Q
period 2008-03-31
BlackRock Kelso Capital CORP
filed 2008-05-12
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-Accelerated filer  ☐

Smaller reporting company   ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 9, 2008, was 53,275,008.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to factors previously identified elsewhere in the reports BlackRock Kelso Capital Corporation has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of BlackRock Kelso Capital Advisors LLC, our investment advisor (the “Advisor”), to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	March 31, 2008 (Unaudited)	December 31, 2007
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,113,727,067 and $1,049,585,229)	$1,032,233,001	$1,018,013,709
Non-controlled, affiliated investments (amortized cost of $67,028,179 and $66,907,657)	58,797,089	65,412,682
Controlled investments (amortized cost of $41,905,183 and $38,881,854)	12,509,254	14,834,395

Total investments at fair value	1,103,539,344	1,098,260,786
Cash and cash equivalents	1,941,082	5,077,695
Foreign currency at fair value (cost of $518,219 and $10,291)	508,556	10,864
Interest receivable	14,266,324	14,260,266
Dividends receivable	2,566,711	1,796,615
Prepaid expenses and other assets	2,139,261	2,414,954

Total Assets	$1,124,961,278	$1,121,821,180

Liabilities:
Unrealized depreciation on forward foreign currency contracts	$1,339,002	$451,944
Credit facility payable	444,900,000	381,300,000
Interest payable on credit facility	387,561	1,508,277
Dividend distributions payable	—	3,310,606
Base management fees payable	5,566,860	5,606,213
Accrued administrative services	361,450	361,118
Other accrued expenses and payables	1,299,642	1,091,153

Total Liabilities	453,854,515	393,629,311

Net Assets:
Common stock, par value $.001 per share, 100,000,000 and 40,000,000 common shares authorized, 53,275,008 and 52,825,109 issued and outstanding	53,275	52,825
Paid-in capital in excess of par	795,480,856	790,378,102
Distributions in excess of net investment income	(4,912,142)	(5,411,353)
Accumulated net realized gain	935,150	729,635
Net unrealized depreciation	(120,450,376)	(57,557,340)

Total Net Assets	671,106,763	728,191,869

Total Liabilities and Net Assets	$1,124,961,278	$1,121,821,180

Net Asset Value Per Share	$12.60	$13.78

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007*
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$33,088,207	$23,577,652
Dividends	481,114	37,497
Other income	546	13,495
From non-controlled, affiliated investments:
Interest	1,200,564	275,631
Dividends	394,520	—
From controlled investments:
Interest	529,566	924,975
Dividends	—	222,980

Total investment income	35,694,517	25,052,230

Expenses:
Base management fees	5,566,860	3,693,075
Incentive management fees	—	3,692,649
Administrative services	293,435	218,703
Professional fees	598,330	146,591
Director fees	94,500	63,505
Investment advisor expenses	274,898	196,093
Insurance	137,583	40,931
Interest and credit facility fees	5,214,057	3,714,805
Amortization of debt issuance costs	166,195	62,705
Other	134,652	132,069

Expenses before management fee waiver	12,480,510	11,961,126
Base management fee waiver	—	(923,269)

Net expenses	12,480,510	11,037,857

Net Investment Income	23,214,007	14,014,373

Realized and Unrealized Gain (Loss):
Net realized gain (loss) from non-controlled, non-affiliated investments:
Investments	28,363	22,027
Foreign currency	177,152	(214,902)

Net realized gain (loss)	205,515	(192,875)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments:
Investments	(49,922,548)	3,177,312
Foreign currency translation	(885,903)	29,470
Non-controlled, affiliated investments	(6,736,115)	—
Controlled investments	(5,348,470)	—

Net change in unrealized appreciation or depreciation	(62,893,036)	3,206,782

Net realized and unrealized gain (loss)	(62,687,521)	3,013,907

Net Increase (Decrease) in Net Assets Resulting from Operations	$(39,473,514)	$17,028,280

Net Investment Income Per Share	$0.44	$0.36

Earnings (Loss) Per Share	$(0.75)	$0.44

Basic and Diluted Weighted-Average Shares Outstanding	52,830,053	38,501,302

*	Certain amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$23,214,007	$14,014,373
Net change in unrealized appreciation or depreciation	(62,893,036)	3,206,782
Net realized gain (loss)	205,515	(192,875)

Net increase (decrease) in net assets resulting from operations	(39,473,514)	17,028,280

Dividend Distributions to Stockholders from:
Net investment income	(22,714,796)	(16,356,763)

Capital Share Transactions:
Proceeds from shares sold	—	4,145,067
Reinvestment of dividends	5,103,204	32,055,108

Net increase in net assets resulting from capital share transactions	5,103,204	36,200,175

Total Increase (Decrease) in Net Assets	(57,085,106)	36,871,692
Net assets at beginning of period	728,191,869	561,799,922

Net assets at end of period	$671,106,763	$598,671,614

Capital Share Activity:
Shares issued from subscriptions	—	273,904
Shares issued from reinvestment of dividends	449,899	2,133,674

Total increase in shares	449,899	2,407,578

Distributions in Excess:
Distributions in excess of net investment income, end of period	$(4,912,142)	$(5,734,939)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(39,473,514)	$17,028,280
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of long-term investments	(94,558,697)	(213,879,179)
Purchases of foreign currency—net	(481,879)	(226,378)
Proceeds from sales/repayments of long-term investments	27,985,697	16,541,581
Net change in unrealized appreciation or depreciation on investments	62,007,133	(3,177,312)
Net change in unrealized appreciation or depreciation on foreign currency translation	885,903	(29,470)
Net realized gain on investments	(28,363)	(22,027)
Net realized gain (loss) on foreign currency	(177,152)	214,902
Amortization of premium/discount—net	(521,834)	(269,543)
Amortization of debt issuance costs	166,195	62,705
Increase in receivable for investments sold	—	(287,500)
Increase in interest receivable	(6,058)	(5,251,577)
Increase in dividends receivable	(770,096)	(260,477)
Decrease in prepaid expenses and other assets	109,498	118,432
Increase in payable for investments purchased	—	48,374,548
(Decrease) increase in base management fees payable	(39,353)	612,724
Decrease in incentive management fees payable	—	(116,764)
Increase in accrued administrative services payable	332	208,583
(Decrease) increase in interest payable on credit facility	(1,120,716)	2,525,076
Increase in other accrued expenses and payables	208,489	87,659

Net cash used in operating activities	(45,814,415)	(137,745,737)

Financing Activities:
Net proceeds from issuance of common stock	—	4,145,067
Dividend distributions paid	(26,025,402)	(32,160,273)
Dividend distributions reinvested	5,103,204	32,055,108
Borrowings under credit facility	87,700,000	428,000,000
Repayments under credit facility	(24,100,000)	(292,000,000)

Net cash provided by financing activities	42,677,802	140,039,902

Net (decrease) increase in cash and cash equivalents	(3,136,613)	2,294,165
Cash and cash equivalents, beginning of period	5,077,695	3,036,413

Cash and cash equivalents, end of period	$1,941,082	$5,330,578

Supplemental disclosure of cash flow information:
Cash interest paid during period	$6,239,141	$1,194,086

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

March 31, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Senior Secured Notes—7.7%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired multiple dates(b)	Glass Yarns/Fibers	$23,500,000		$23,042,060	$21,150,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,277,111		30,277,111	30,277,111	(c)

Total Senior Secured Notes				53,319,171	51,427,111

Unsecured Debt—26.7%
AMC Entertainment Holdings, Inc., 7.80% PIK (LIBOR + 5.00%/Q), 6/13/12	Entertainment	12,981,702		12,729,814	10,709,904
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	46,522,118		46,522,118	40,474,243
BE Foods Investments, Inc., 9.70% PIK (LIBOR + 5.25%/Q), 7/11/12	Food	28,258,946		27,190,871	22,889,746
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	33,898,538		33,898,538	33,898,538	(c)
Lucite International Luxembourg Finance S.àr.l., 13.41% PIK (EURIBOR + 9.00%/Q), 7/14/14(d)	Chemicals	11,360,630	(e)	14,230,835	13,276,180
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	45,423,354		45,423,354	45,423,354	(c)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(b)	Finance	9,000,000		9,000,000	7,650,000
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(b)	Finance	6,000,000		5,662,670	5,160,000

Total Unsecured Debt				194,658,200	179,481,965

Subordinated Debt—19.0%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	18,871,741		18,871,741	18,871,741	(c)
Advanstar, Inc., 9.67% PIK (LIBOR + 7.00%/Q), 11/30/15	Printing/ Publishing	6,634,375		6,634,375	5,148,950	(c)
Al Solutions, Inc., 16.00% PIK, 12/29/13(f)	Metals	13,154,071		13,154,071	12,919,500	(c)
Conney Safety Products, LLC, 16.00%, 10/1/14	Safety Products	25,000,000		25,000,000	25,000,000	(c)
Mattress Giant Corporation, 13.25% (11.00% cash, 2.25% PIK), 8/1/12	Bedding —Retail	14,023,148		13,924,404	12,901,296
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(b)	Information Services	8,000,000		8,072,783	8,160,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,063,333		15,063,333	15,063,333	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	$5,000,000		$4,901,215	$4,900,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,352,323		10,352,323	10,352,323	(c)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(b)	Security Services	7,000,000		7,000,000	6,510,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,638,543		7,638,543	7,638,543	(c)

Total Subordinated Debt				130,612,788	127,465,686

Senior Secured Loans—104.7%(g)
Advanstar Communications Inc., Second Lien, 7.67% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	10,865,425	(c)
Alpha Media Group Inc., Second Lien, 10.20% (LIBOR + 7.50%), 2/11/15	Publishing	20,000,000		19,263,189	18,000,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	40,000,000		40,000,000	40,000,000	(c)
American Safety Razor Company, LLC, Second Lien, 8.91% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	8,600,000
American SportWorks LLC, Second Lien, 18.00% (15.00% cash, 3.00% PIK), 6/27/14(h)	Utility Vehicles	13,302,398		13,302,398	13,302,398	(c)
AmQuip Crane Rental LLC, Second Lien, 8.48% (LIBOR + 5.75%), 6/29/14	Construction Equipment	22,000,000		22,000,000	21,340,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 9.75% (Base Rate + 4.50%), 10/24/10	Plastic Packaging	4,847,723		4,830,775	4,847,723	(c)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 13.75% (Base Rate + 8.50%), 4/24/11	Plastic Packaging	2,308,004		2,296,775	1,474,800	(c)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 17.25% PIK (Base Rate + 12.00%), 10/24/11(i)	Plastic Packaging	916,240		855,764	—	(c)
Arclin US Holdings Inc., Second Lien, 9.60% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	14,500,000	(c)
Bankruptcy Management Solutions, Inc., Second Lien, 8.95% (LIBOR + 6.25%), 7/31/13	Software	24,625,000		24,625,000	17,606,875
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 11.04% (CBA + 7.00%), 7/1/12(d)	Discount Stores	19,609,262	(j)	18,303,199	18,920,296	(c)
Berlin Packaging L.L.C., Second Lien, 9.26% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,334,815	20,400,000
Champion Energy Corporation et al., First Lien, 12.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(c)
Custom Direct, Inc. et al., Second Lien, 8.70% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	7,500,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Deluxe Entertainment Services Group Inc., Second Lien, 8.70% (LIBOR + 6.00%), 11/11/13	Entertainment	$12,000,000	$12,000,000	$9,600,000
DynaVox Systems LLC, Term Loan B, First Lien, 5.93% (LIBOR + 3.25%), 6/30/11	Augmentative Communication Products	3,342,816	3,326,593	3,342,816	(c)
DynaVox Systems LLC, Term Loan C, First Lien, 7.43% (LIBOR + 4.75%), 12/13/11	Augmentative Communication Products	1,750,000	1,741,174	1,750,000	(c)
Electrical Components International Holdings Company, Second Lien, 9.46% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	12,000,000
Event Rentals, Inc., Acquisition Loan, First Lien, 7.76% (LIBOR + 4.00%), 12/19/13	Party Rentals	15,000,000	15,000,000	14,925,000
Facet Technologies, LLC, Second Lien, 13.88% (LIBOR + 9.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(c)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 8.09% (LIBOR + 5.00%), 1/18/13	Retail Grocery	1,485,000	1,482,031	1,485,000	(c)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,631,023	11,583,395	11,631,023	(c)
Fitness Together Franchise Corporation, First Lien, 11.37% (LIBOR + 6.25%), 7/14/12	Personal Fitness	12,950,000	12,902,773	12,902,773	(c)
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 7.75% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,678,231	3,675,747	3,531,102	(c)
Heartland Automotive Services II Inc. et al., Acquisition Loan, First Lien, 8.00%, (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,799,837	1,799,837	1,781,837
HIT Entertainment, Inc., Second Lien, 8.60% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	750,000
InterMedia Outdoor, Inc., Second Lien, 9.45% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,400,000
Isola USA Corp., First Lien, 7.45% (LIBOR + 4.75%), 12/18/12	Electronics	9,875,000	9,758,048	8,591,250
Isola USA Corp., Second Lien, 10.45% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	21,750,000
Kaz, Inc. et al., M&E Loan, First Lien, 7.56% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(c)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	42,175,735	41,726,823	41,726,823	(c)
LJVH Holdings Inc., Second Lien, 8.20% (LIBOR + 5.50%), 1/19/15(d)	Specialty Coffee	25,000,000	25,000,000	21,250,000
MCCI Group Holdings, LLC, Second Lien, 10.33% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,941,762	29,000,000	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
NAMIC/VA, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	$15,000,000	$14,741,439	$14,700,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,656,886	34,475,000
Oriental Trading Company, Inc., Second Lien, 8.71% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	2,025,000
Penton Media, Inc. et al., Second Lien, 7.70% (LIBOR + 5.00%), 2/1/14(h)	Information Services	26,000,000	25,543,162	18,330,000
Physiotherapy Associates, Inc. et al., Second Lien, 11.41% (LIBOR + 6.50%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	15,470,000
Precision Parts International Services Corp. et al., First Lien, 10.14% (LIBOR + 4.75% cash, 0.75% PIK), 9/30/11	Automotive Parts	4,850,239	4,850,239	3,880,191
Premier Yachts, Inc. et al., Term A, First Lien, 6.83% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,877,183	7,848,784	7,837,797
Premier Yachts, Inc. et al., Term B, First Lien, 10.08% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,914,495	1,911,627
Stolle Machinery Company, LLC, Second Lien, 9.18% (LIBOR + 6.50%), 9/29/13	Canning Machinery	5,950,000	5,950,000	5,474,000
Sunrise Medical LTC LLC et al., Second Lien, 9.20% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	13,248,000
Total Safety U.S. Inc., Second Lien, 11.33% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,370,000
United Subcontractors, Inc., Second Lien, 12.21% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	5,766,670
Water Pik, Inc., Second Lien, 8.30% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	27,900,000	(c)
WBS Group LLC et al., Second Lien, 9.93% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	17,880,000	(c)
Wembley, Inc., Second Lien, 7.25% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	350,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 6.70% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	6,850,000	(c)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 9.70% (LIBOR + 7.00%), 3/30/11(i)	Restaurants	8,334,656	8,334,656	8,334,656	(c)
York Tape & Label, Inc. et al., Second Lien, 9.94% (LIBOR + 7.25%), 9/30/13	Printing	45,197,368	44,786,185	44,293,421

Total Senior Secured Loans			766,125,944	702,871,503

Preferred Stock—1.3%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	204,706	(c)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(c)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(h)	Sheet Metal Fabrication	8,337	8,337,000	8,587,110	(c)
Tygem Holdings, Inc., 8.00% PIK(f)(i)	Metals	10,789,367	10,826,867	—	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Tygem Holdings, Inc., Series B Convertible(f)(k)	Metals	54,574,501	$14,725,535	$—	(c)

Total Preferred Stock			34,976,902	8,979,316

Common Stock—1.7%(k)
BKC ASW Blocker, Inc.(h)(l)	Utility Vehicles	1,000	250,000	450,163	(c)
BKC MTCH Blocker, Inc.(m)	Transportation	1,000	5,000,000	4,700,000	(c)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(c)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	82,500	(c)
M & M Tradition Holdings Corp.(h)	Sheet Metal Fabrication	500,000	5,000,000	5,475,000	(c)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	900,000	(c)
Tygem Holdings, Inc.(f)	Metals	3,596,456	3,608,956	—	(c)

Total Common Stock			16,071,456	11,607,663

Limited Partnership/Limited Liability Company Interests—3.9%
ARS Investment Holdings, LLC(k)	HVAC/Plumbing Services	66,902	—	840,000	(c)
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	5,333,333	1,400,000	(c)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(b)	Finance	1,750	1,650,005	1,557,500
PG Holdco, LLC, 15% PIK	Healthcare Services	333	333,333	333,333	(c)
PG Holdco, LLC, Class A(k)	Healthcare Services	16,667	166,667	166,667	(c)
Prism Business Media Holdings LLC(h)(k)	Information Services	68	14,943,200	13,000,000	(c)
Sentry Common Investors, LLC(k)	Security Services	147,271	147,271	74,000	(c)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729	(c)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	8,000,000	(c)

Total Limited Partnership/Limited Liability Company Interests			31,176,538	25,974,229

Equity Warrants/Options—0.2%(k)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	—	(c)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	59,100	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	293,937	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	43,348	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	20,813	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	10,705	(c)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(b)	Finance	455	444,450	784,100

Total Equity Warrants/Options			1,199,562	1,212,003

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,228,140,561	$1,109,019,476
UNEARNED INCOME—(0.8)%			(5,480,132)	(5,480,132)

TOTAL INVESTMENTS—164.4%			$1,222,660,429	1,103,539,344

OTHER ASSETS & LIABILITIES (NET)—(64.4)%				(432,432,581)

NET ASSETS—100.0%				$671,106,763

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 7.6% of net assets at March 31, 2008.
(c)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $578,789,707, or 86.2% of net assets at March 31, 2008.
(d)	Non-U.S. company or principal place of business outside the U.S.
(e)	Principal amount is denominated in Euros.
(f)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at March 31, 2008	Interest Income**
Al Solutions, Inc.
Subordinated Debt	$12,648,145	$505,925	$(234,570)	$12,919,500	$529,566
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	2,613,900	2,500,000	(5,113,900)	—	—
Common Stock	—	—	—	—	—
Less: Unearned Income	(427,650)	17,404	—	(410,246)	—

Totals	$14,834,395	$3,023,329	$(5,348,470)	$12,509,254	$529,566

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the three months ended March 31, 2008. There was no dividend income from these securities during the period.

The aggregate fair value of these investments (net of unearned income) represents 1.9% of net assets at March 31, 2008.

(g)	Approximately 73% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Canadian Bankers’ Acceptance Rate (CBA), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of March 31, 2008 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

The accompanying notes are an integral part of these financial statements.

(h)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2008	Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC:
Senior Secured Loan	$13,202,280	$100,118	$—	$—	$13,302,398	$—	$614,639	$—
Common Stock	406,689	—	—	43,474	450,163	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	9,415,180	—	(871,000)	42,930	8,587,110	23,953	—	394,520
Common Stock	5,000,000	—	—	475,000	5,475,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	21,250,000	877,519	—	(3,797,519)	18,330,000	—	585,925	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	16,500,000	—	—	(3,500,000)	13,000,000	—	—	—
Less: Unearned Income	(361,467)	13,885	—	—	(347,582)	—	—	—

Totals	$65,412,682	$991,522	$(871,000)	$(6,736,115)	$58,797,089	$23,953	$1,200,564	$394,520

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2008.

The aggregate fair value of these investments (net of unearned income) represents 8.8% of net assets at March 31, 2008.

(i)	Non-accrual status (in default) at March 31, 2008 and therefore non-income producing.
(j)	Principal amount is denominated in Canadian dollars.
(k)	Non-income producing equity securities at March 31, 2008.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(m)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Notes—6.2%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$14,550,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,277,111		30,277,111	30,277,111	(d)

Total Senior Secured Notes				45,277,111	44,827,111

Unsecured Debt—24.8%
AMC Entertainment Holdings, Inc., 9.99% PIK (LIBOR + 5.00%/Q), 6/13/12	Entertainment	12,661,936		12,395,105	11,981,357
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	45,152,493		45,152,493	42,669,106
BE Foods Investments, Inc., 10.50% PIK (LIBOR + 5.25%/Q), 7/11/12	Food	25,486,292		24,683,196	23,702,251
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	32,756,167		32,756,167	32,756,167	(d)
Lucite International Luxembourg Finance S.àr.l., 13.64% PIK (EURIBOR + 9.00%/Q), 7/14/14(e)	Chemicals	10,978,044	(f)	13,666,704	14,987,131
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	39,500,000		39,500,000	39,500,000	(d)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Finance	9,000,000		9,000,000	9,045,000
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Finance	6,000,000		5,658,622	5,685,687

Total Unsecured Debt				182,812,287	180,326,699

Subordinated Debt—14.9%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	18,777,852		18,777,852	18,777,852	(d)
Advanstar, Inc., 11.84% PIK (LIBOR + 7.00%/Q), 11/30/15	Printing/ Publishing	6,441,546		6,441,546	6,441,546
Al Solutions, Inc., 16.00% PIK, 12/29/13(g)	Metals	12,648,145		12,648,145	12,648,145	(d)
Conney Safety Products, LLC, 16.00%, 10/01/14	Safety Products	25,000,000		25,000,000	25,000,000	(d)
Mattress Giant Corporation, 13.25% (11.00% cash, 2.25% PIK), 8/1/12	Bedding —Retail	13,944,709		13,840,288	13,247,474
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000		8,074,656	8,220,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,274,409		10,274,409	10,274,409	(d)

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
LJVH Holdings Inc., Second Lien, 10.33% (LIBOR + 5.50%), 1/19/15(e)	Specialty Coffee	$25,000,000	$25,000,000	$23,000,000
MCCI Group Holdings, LLC, Second Lien, 12.71% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,938,983	29,000,000	(d)
Oriental Trading Company, Inc., Second Lien, 10.85% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	2,790,000
Penton Media, Inc. et al., Second Lien, 9.98% (LIBOR + 5.00%), 2/1/14(i)	Information Services	25,000,000	24,665,642	21,250,000
Physiotherapy Associates, Inc. et al., Second Lien, 11.41% (LIBOR + 6.50%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	15,810,000
Precision Parts International Services Corp. et al., First Lien, 10.08% (LIBOR + 4.75% cash, 0.75% PIK), 9/30/11	Automotive Parts	4,853,442	4,853,442	4,368,097
Premier Yachts, Inc. et al., Term A, First Lien, 8.69% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,877,183	7,847,172	7,837,797
Premier Yachts, Inc. et al., Term B, First Lien, 11.94% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,914,184	1,911,626
Stolle Machinery Company, LLC, Second Lien, 11.38% (LIBOR + 6.50%), 9/29/13	Canning Machinery	8,500,000	8,500,000	8,245,000
Sunrise Medical LTC LLC et al., Second Lien, 11.35% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,040,000
Total Safety U.S. Inc., Second Lien, 11.33% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,730,000
United Subcontractors, Inc., Second Lien, 12.21% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	7,850,000
Water Pik, Inc., Second Lien, 10.49% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	29,400,000	(d)
WBS Group LLC et al., Second Lien, 11.35% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	20,000,000	(d)
Wembley, Inc., Second Lien, 9.72% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	910,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 8.83% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	6,850,000	(d)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 11.83% (LIBOR + 7.00%), 3/30/11	Restaurants	8,334,656	8,334,656	8,334,656	(d)
York Tape & Label, Inc. et al., Second Lien, 12.25% (LIBOR + 7.25%), 9/30/13	Printing	45,197,368	44,767,550	44,293,421

Total Senior Secured Loans			741,955,594	713,237,777

Preferred Stock—1.7%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	318,420	(d)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(i)	Sheet Metal Fabrication	9,208	$9,208,000	$9,415,180	(d)
Tygem Holdings, Inc., 8.00% PIK(g)(j)	Metals	10,789,367	10,826,867	—	(d)
Tygem Holdings, Inc., Series B Convertible(g)(l)	Metals	45,567,701	12,225,535	2,613,900	(d)

Total Preferred Stock			33,347,902	12,535,000

Common Stock—1.7%(l)
BKC ASW Blocker, Inc.(i)(m)	Utility Vehicles	1,000	250,000	406,689	(d)
BKC MTCH Blocker, Inc.(n)	Transportation	1,000	5,000,000	5,100,000	(d)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(d)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	77,400	(d)
M & M Tradition Holdings Corp.(i)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000	(d)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	1,700,000	(d)
Tygem Holdings, Inc.(g)	Metals	3,596,456	3,608,956	—	(d)

Total Common Stock			16,071,456	12,284,089

Limited Partnership/Limited Liability Company Interests—4.2%
ARS Investment Holdings, LLC(l)	HVAC/Plumbing Services	66,902	—	575,000	(d)
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	3,200,000	(d)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)	Finance	1,750	1,650,005	1,657,860
Prism Business Media Holdings LLC(i)(l)	Information Services	68	14,943,201	16,500,000	(d)
Sentry Common Investors, LLC(l)	Security Services	147,271	147,271	147,300	(d)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729	(d)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	8,000,000	(d)

Total Limited Partnership/Limited Liability Company Interests			30,676,539	30,682,889

Equity Warrants/Options—0.2%(l)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	—	(d)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	55,400	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	477,065	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	81,554	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Kaz, Inc., expire 12/8/16	Consumer Products	16	$24,000	$44,333	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	25,378	(d)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Finance	455	444,450	446,672

Total Equity Warrants/Options			1,199,562	1,130,402

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,160,958,597	1,103,844,643
UNEARNED INCOME—(0.8)%			(5,583,857)	(5,583,857)

TOTAL INVESTMENTS—150.8%			$1,155,374,740	1,098,260,786

OTHER ASSETS & LIABILITIES (NET)—(50.8)%				(370,068,917)

NET ASSETS—100.0%				$728,191,869

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 6.4% of net assets at December 31, 2007.
(d)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $559,803,995, or 76.9% of net assets at December 31, 2007.
(e)	Non-U.S. company or principal place of business outside the U.S.
(f)	Principal amount is denominated in Euros.
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest Income***
Al Solutions, Inc.
Subordinated Debt	$22,000,000	$3,296,290	$(12,648,145)	$—	$12,648,145	$3,808,869
Tygem Holdings, Inc.:
Preferred Stock	10,826,867	—	—	(10,826,867)	—	—
Preferred Stock Series B
Convertible	—	12,225,535	—	(9,611,635)	2,613,900	—
Common Stock	3,608,956	—	—	(3,608,956)	—	—
Less: Unearned Income	(998,763)	571,113	—	—	(427,650)	—

Totals	$35,437,060	$16,092,938	$(12,648,145)	$(24,047,458)	$14,834,395	$3,808,869

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The accompanying notes are an integral part of these financial statements.

***	For the year ended December 31, 2007. There was no dividend income from these securities during the year.

The aggregate fair value of these investments (net of unearned income) represents 2.0% of net assets at December 31, 2007.

(h)	Approximately 80% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Canadian Bankers’ Acceptance Rate (CBA), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2007 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).
(i)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest/Other Income**	Dividend Income**
American SportWorks LLC:
Senior Secured Loan	$—	$13,202,280	$—	$13,202,280	$1,248,969	$—
Common Stock	—	250,000	156,689	406,689	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	—	9,208,000	207,180	9,415,180	300,000	1,191,434
Common Stock	—	5,000,000	—	5,000,000	—	—
Penton Media, Inc.
Senior Secured Loan	—	24,665,642	(3,415,642)	21,250,000	2,010,213	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	—	14,943,201	1,556,799	16,500,000	—	—
Less: Unearned Income	—	(361,467)	—	(361,467)	—	—

Totals	$—	$66,907,656	$(1,494,794)	$65,412,682	$3,559,182	$1,191,434

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2007.

The aggregate fair value of these investments (net of unearned income) represents 9.0% of net assets at December 31, 2007.

(j)	Non-accrual status (in default) at December 31, 2007 and therefore non-income producing.
(k)	Principal amount is denominated in Canadian dollars.
(l)	Non-income producing equity securities at December 31, 2007.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

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

On July 25, 2005, the Company completed a private placement of 35,366,589 shares of its common stock at a price of $15.00 per share, receiving net proceeds of $529,333,799. On July 2, 2007, the Company completed an initial public offering through which it sold an additional 10,000,000 shares of its common stock at a price of $16.00 per share and listed its shares on The NASDAQ Global Select Market (collectively, the “Public Market Event”). Net proceeds from the Public Market Event of $150,110,500 reflected the payment of an underwriting discount of $8,400,000 and legal fees and other offering costs of $1,489,500.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008.

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

The significant accounting policies consistently followed by the Company are:

(a)

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company generally obtains market quotations from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for many of the investments in its portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotations to not reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “forced” sale by a distressed seller.

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

(b)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(c)	Gains or losses on the sale of investments are calculated using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums on securities purchased are accreted/amortized over the life of the respective security using the effective yield method. For loans and securities with contractual payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and which generally becomes due at maturity, PIK income is not accrued if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(e)	The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income and excise taxes. Therefore, no provision has been recorded for federal income or excise taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains).

(f)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

(g)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(h)	Recently Issued Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements. At this time, the impact on the Company’s financial statements has not been determined.

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

For the three months ended March 31, 2008 and 2007, the Advisor earned $5,566,860 and $2,769,806, respectively, in base management fees, net of waivers, from the Company.

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

•

The “trailing four quarters’ periods” will begin on September 30, 2008. In other words, the income portion of the Incentive Fee payable for the quarterly period ending on September 30, 2008 will be determined by reference to the four quarter period ending on September 30, 2008.

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

Quarterly Incentive Fee Based on Income. For each of the first three measurement periods referred to above (the pre-offering period, the transition period and each trailing four quarters’ period), the Company will pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess described in this paragraph for each period is referred to as the excess income amount.

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

For the three months ended March 31, 2008 and 2007, the Advisor earned $0 and $3,692,649, respectively, in Incentive Fees from the Company. Although the Company did not incur any Incentive Fees during the three months ended March 31, 2008 and during the previous two calendar quarters, it may incur such fees in the future relating to investment performance since June 30, 2007 measured on a trailing four quarters’ basis.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2008 and 2007, the Company incurred $274,898 and $196,093, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three months ended March 31, 2008 and 2007 were $401,158 and $309,253, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. For the three months ended March 31, 2008 and 2007, the Company incurred $264,143 and $175,000, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

For the three months ended March 31, 2008 and 2007, the Company incurred $49,325 and $58,703, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PFPC and its affiliates under the related agreements.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to that authorization, during the three months ended March 31, 2008, the Advisor purchased 103,735 shares of the Company’s common stock in the open market for $1,228,448, excluding brokerage commissions.

In 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of the Company’s common stock to certain existing and future officers and employees of the Advisor at a price equal to the greater of $15.00 per share or the Company’s most recently determined net asset value per share at the time of sale. Pursuant to this authorization, during the three months ended March 31, 2007, the Company issued and sold to certain officers and employees of the Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,354,000.

In 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of the Company’s common stock to the Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the Advisor for employee compensation and other purposes. Pursuant to this authorization, during the three months ended March 31, 2007, the Company issued and sold to the Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

At March 31, 2008 and December 31, 2007, the Advisor owned directly approximately 370,000 and 276,000 shares, respectively, of the Company’s common stock, representing 0.7% and 0.5% of the total shares outstanding. The Advisor’s allocable portion of shares of the Company’s common stock owned indirectly by an entity in which the Advisor holds a non-voting investment interest was approximately 1,050,000 and 854,000 shares at March 31, 2008 and December 31, 2007, respectively. The Advisor disclaims ownership of the shares held by such entity. Inclusive of its allocable portion of the shares held by such entity, the Advisor would be deemed to own approximately 2.7% and 2.1% of the Company’s total shares outstanding at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, other entities affiliated with the Administrator and PFPC beneficially owned indirectly approximately 2,947,000 and 2,843,000 shares, respectively, of the Company’s common stock, representing approximately 5.5% and 5.4% of the total shares outstanding. At March 31, 2008 and December 31, 2007, an entity affiliated with the Administrator and PFPC owned 36.5% of the members’ interests of the Advisor.

In 2006, BlackRock, Inc. (“BlackRock”) and Merrill Lynch & Co., Inc. (“Merrill Lynch”) completed a merger of Merrill Lynch’s investment management business, Merrill Lynch Investment Managers (“MLIM”), and BlackRock to create a new independent asset management company that operates under the BlackRock name. Pursuant to the underwriting agreement with respect to the Public Market Event, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a subsidiary of Merrill Lynch, served as an underwriter and a senior book-running manager, committing to purchase 2,000,000 shares of the Company’s common stock at a price of $16.00 per share. The terms and conditions applicable to MLPF&S under the underwriting agreement were identical to those of other entities serving in similar capacities. In accordance with such terms, MLPF&S received approximately $1,800,000 of the underwriting discount paid by the Company on July 2, 2007.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the three months ended March 31, 2008 and 2007.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Numerator for basic and diluted net increase (decrease) in net assets per share	$(39,473,514)	$17,028,280
Denominator for basic and diluted weighted average shares	52,830,053	38,501,302
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$(0.75)	$0.44

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of long-term investments for the three months ended March 31, 2008 and 2007 totaled $94,558,697 and $213,879,179, respectively. Sales/repayments of long-term investments for the three months ended March 31, 2008 and 2007 were $27,985,697 and $16,541,581, respectively.

At March 31, 2008, investments and cash and cash equivalents consisted of the following:

	Cost	Fair Value
Cash and cash equivalents	$1,941,082	$1,941,082
Senior secured notes	53,319,171	51,427,111
Unsecured debt	194,658,200	179,481,965
Subordinated debt	130,612,788	127,465,686
Senior secured loans:
First lien	181,345,174	179,618,891
Second/other priority lien	584,780,770	523,252,612

Total senior secured loans	766,125,944	702,871,503

Preferred stock	34,976,902	8,979,316
Common stock	16,071,456	11,607,663
Limited partnership/limited liability company interests	31,176,538	25,974,229
Equity warrants/options	1,199,562	1,212,003

Total	$1,230,081,643	$1,110,960,558

At December 31, 2007, investments and cash and cash equivalents consisted of the following:

	Cost	Fair Value
Cash and cash equivalents	$5,077,695	$5,077,695
Senior secured notes	45,277,111	44,827,111

	Cost	Fair Value
Unsecured debt	182,812,287	180,326,699
Subordinated debt	109,618,146	108,820,676
Senior secured loans:
First lien	181,045,458	181,279,860
Second/other priority lien	560,910,136	531,957,917

Total senior secured loans	741,955,594	713,237,777

Preferred stock	33,347,902	12,535,000
Common stock	16,071,456	12,284,089
Limited partnership/limited liability company interests	30,676,539	30,682,889
Equity warrants/options	1,199,562	1,130,402

Total	$1,166,036,292	$1,108,922,338

The industry composition of the portfolio at fair value at March 31, 2008 and December 31, 2007 was as follows:

Industry	March 31, 2008	December 31, 2007
Printing, Publishing and Media	11.3%	12.5%
Other Services	10.9	10.9
Consumer Products	10.0	10.4
Business Services	9.9	10.6
Healthcare	7.8	6.1
Manufacturing	7.7	8.1
Beverage, Food and Tobacco	5.3	6.8
Retail	4.6	4.8
Transportation	4.5	4.0
Chemicals	4.4	4.0
Electronics	4.3	4.9
Metals	4.3	1.4
Entertainment and Leisure	4.0	5.2
Utilities	3.1	3.1
Finance	2.7	1.5
Containers and Packaging	2.4	2.7
Distribution	2.3	2.3
Building and Real Estate	0.5	0.7

Total	100.0%	100.0%

6. Foreign Currency Transactions

Details of open forward foreign currency contracts at March 31, 2008 and at December 31, 2007, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2008	Unrealized Appreciation/ (Depreciation)
Euro	April 23, 2008	11,400,000 Sold	$16,712,400	$18,008,431	$(1,296,031)
Canadian dollar	April 23, 2008	19,175,000 Sold	18,622,290	18,665,262	(42,972)
Canadian dollar	April 23, 2008	7,800 Sold	7,593	7,592	1

Total			$35,342,283	$36,681,285	$(1,339,002)

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2007	Unrealized Appreciation/ (Depreciation)
Euro	January 23, 2008	11,000,000 Sold	$15,485,448	$16,058,413	$(572,965)
Canadian dollar	January 23, 2008	19,750,000 Sold	20,045,552	19,924,531	121,021

Total			$35,531,000	$35,982,944	$(451,944)

7. Credit agreement and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. On December 28, 2007, the Company amended and restated its Senior Secured, Multi-Currency Credit Agreement (the “Credit Agreement”). Under the amended Credit Agreement, the lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $600 million outstanding, at any one time, consisting of $455 million in revolving loan commitments and $145 million in term loan commitments. Total revolving loan commitments reverted to $400 million on April 14, 2008. The Credit Agreement has a stated maturity date of December 6, 2010 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The term loans under the facility mature on the termination date of the Credit Agreement, have been fully drawn and, once repaid, may not be reborrowed. Subject to certain exceptions, the interest rate payable under the facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility under certain circumstances to a maximum of $1 billion with respect to the revolving loans and $395 million with respect to the term loans. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At March 31, 2008, the Company had $444,900,000 drawn on the credit facility, versus $381,300,000 at December 31, 2007. The weighted average annual interest cost for the three months ended March 31, 2008 and 2007 was 5.02% and 6.77%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the three months ended March 31, 2008 and 2007 was $410,299,318 and $220,484,436, respectively. The maximum amounts borrowed during the three months ended March 31, 2008 and 2007 were $447,600,000 and $301,000,000, respectively. The remaining amount available under the facility was $155,100,000 at March 31, 2008.

At March 31, 2008, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

8. Commitments and contingencies

At December 31, 2007, the Company had a commitment outstanding to make an equity investment of up to $2,500,000 in an existing portfolio company. The Company had no such commitments outstanding at March 31, 2008.

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

9. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying value of the Company’s credit facility payable approximates fair value because it bears interest at a variable rate, based on current market.

For cash and cash equivalents, investments and forward foreign currency transactions, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. SFAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

FAS 157 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by its Board of Directors that is consistent with SFAS 157 (see Note 2). Consistent with this valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

The following table summarizes the inputs used as of March 31, 2008 in determining the fair values of the Company’s cash and cash equivalents, foreign currency, investments and forward foreign currency transactions:

Valuation Inputs	Cash and Cash Equivalents	Foreign Currency	Investments	Forward Foreign Currency Contracts
Level 1 - Price quotations	$1,941,082	$508,556	$—	$—
Level 2 - Significant other observable inputs	—	—	524,749,637	(1,339,002)
Level 3 - Significant unobservable inputs	—	—	578,789,707	—

Total Fair Value	$1,941,082	$508,556	$1,103,539,344	$(1,339,002)

The following is a reconciliation of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Investments
Fair value at December 31, 2007	$559,803,995
Amortization of premium/discount—net	382,594
Net realized gain (loss)	32,362
Net change in unrealized appreciation or depreciation	(15,955,047)
Net purchases, sales or redemptions	14,980,328
Net transfers in or out of Level 3	19,545,475

Fair value at March 31, 2008	$578,789,707

10. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2008 and 2007.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Per Share Data:
Net asset value, beginning of period	$13.78	$14.93

Net investment income	0.44	0.36
Net realized and unrealized gain (loss)	(1.19)	0.08

Total from investment operations	(0.75)	0.44
Dividend distributions to stockholders from net investment income	(0.43)	(0.42)

Net increase (decrease) in net assets	(1.18)	0.02

Net asset value, end of period	$12.60	$14.95

Market price, end of period(1)	$11.94	$—

Total return based on market value(2)(3)	(18.90)%	—
Total return based on net asset value(2)(3)	(5.15)%	2.97%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(4)(5)	4.05%	5.04%
Ratio of credit facility related expenses to average net assets(4)	3.07%	2.63%

Ratio of total expenses to average net assets(4)(5)	7.12%	7.67%
Ratio of net investment income to average net assets(4)	13.23%	2.40%
Net assets, end of period	$671,106,763	$598,671,614
Average debt outstanding	$410,299,318	$220,484,436
Weighted average shares outstanding	52,830,053	38,501,302
Average debt per share(6)	$7.77	$5.73
Portfolio turnover(3)	3%	2%

(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(2)	Total return was calculated based on the change in market value per share or net asset value per common share during the period, as indicated. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(3)	Not annualized.
(4)	Annualized.
(5)	For the three months ended March 31, 2008 and 2007, the ratio of operating expenses before management fee waiver to average net assets is 4.05% and 5.68%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 7.12% and 8.31%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

We were incorporated in Delaware on April 13, 2005 and were initially funded on July 25, 2005 via a private placement of our common stock. Our investment objective is to provide a combination of current income and capital appreciation. We intend to invest primarily in debt and equity securities of private U.S. middle-market companies.

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies and companies whose securities are not listed on a national securities exchange. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

The SEC has proposed for comment a rule that would include as eligible portfolio companies certain public companies that have listed their securities on a national securities exchange, as long as their public float and/or market capitalization is below a specified level. We will continue to monitor closely any developments with respect to the definition of an eligible portfolio company and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rules, as well as any other regulatory, legislative, administrative or judicial actions in this area.

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

During the first year of our operations (through July 2006), the Advisor agreed to waive its right to receive one-half of the base management fee the Advisor would otherwise have been entitled to receive from us. Thereafter, the Advisor waived one-quarter of the amount of the base management fee the Advisor would otherwise have been entitled to receive from us. All of the fee waivers terminated upon completion of the Public Market Event.

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

Recently issued accounting pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements. At this time, the impact on the Company’s financial statements has not been determined.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Portfolio and investment activity

During the quarter ended March 31, 2008, we invested approximately $94.6 million across four new and four existing portfolio companies. The new investments consisted primarily of senior loans secured by second liens ($50.4 million, or 53% of the total) or first liens ($0.6 million, or 1%), unsecured or subordinated debt securities ($32.5 million, or 34%), senior secured notes ($8.0 million, or 9%) and equity securities ($3.0 million, or 3%). Additionally, we received proceeds from sales/repayments of principal of approximately $28.0 million during the quarter ended March 31, 2008.

At March 31, 2008, our net portfolio of $1.1 billion (at fair value) consisted of 62 portfolio companies and was invested 63% in senior secured loans, 28% in unsecured or subordinated debt securities, 5% in senior secured notes, 4% in equity investments and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $17.8 million. Our largest portfolio company investment by value was approximately $50.1 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at March 31, 2008. At December 31, 2007, our net portfolio of $1.1 billion (at fair value) consisted of 60 portfolio companies and was invested 64% in senior secured loans, 26% in unsecured or subordinated debt securities, 5% in equity investments, 4% in senior secured notes and approximately 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $18.3 million at December 31, 2007. Our largest portfolio company investment by value was approximately $44.9 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at December 31, 2007.

Our weighted average yield of the debt and income producing equity securities in our portfolio was 11.5% at March 31, 2008 and 12.4% at December 31, 2007. The weighted average yields on our senior secured loans and other debt securities were 10.6% and 13.2%, respectively, at March 31, 2008, versus 11.9% and 13.3%, respectively, at December 31, 2007. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At March 31, 2008, 53% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, CBA, the Federal Funds Rate or the Prime Rate, and 47% bore interest at fixed rates. At December 31, 2007, 60% of our debt investments bore interest based on floating rates and 40% bore interest at fixed rates.

The Advisor employs a grading system for our entire portfolio. The Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Generally, the Advisor assigns only one loan grade to each portfolio company for all loan investments in that portfolio company; however, the Advisor will assign multiple ratings when appropriate for different investments in one portfolio company. The following is a description of the conditions associated with each investment rating:

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and our Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.31 at March 31, 2008. The following is a distribution of the investment ratings of our portfolio companies as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Grade 1	$834,137,114	$910,545,131
Grade 2	234,338,900	154,212,434
Grade 3	16,401,326	17,888,578
Grade 4	24,142,136	21,198,500

Total	$1,109,019,476	$1,103,844,643

Results of operations

Operating results for the three months ended March 31, 2008 as compared to March 31, 2007

Operating income

Investment income totaled $35,694,517 and $25,052,230, respectively, for the three months ended March 31, 2008 and 2007, of which $22,711,015 and $18,361,445 were attributable to interest and fees on senior secured loans, $12,098,631 and $6,254,177 to interest earned on other debt securities, $875,634 and $260,477 to dividends from preferred equity securities and closed-end funds, $8,691 and $162,636 to interest earned on short-term investments and cash equivalents, and $546 and $13,495 to other income, respectively. The increase in operating income compared to the prior period reflects the growth of our portfolio as a result of the deployment of debt capital under our Credit Facility and equity capital from our initial public offering in July 2007. Total investments and borrowings increased to $1,103,539,344 and $444,900,000, respectively, at March 31, 2008, compared to $954,974,505 and $300,000,000 at March 31, 2007.

Expenses

Net expenses for the three months ended March 31, 2008 and 2007 were $12,480,510 and $11,037,857, respectively, which consisted of $5,566,860 and $2,769,806 in base management fees (net of base management fee waivers of $0 and $923,269, respectively), $0 and $3,692,649 in incentive management fees owed to the Advisor, $293,435 and $218,703 in administrative services expenses, $598,330 and $146,591 in professional fees, $94,500 and $63,505 in director fees, $274,898 and $196,093 in Advisor expenses, $137,583 and $40,931 in insurance expenses, $5,214,057 and $3,714,805 in interest expense and fees related to the Credit Facility, $166,195 and $62,705 in amortization of debt issuance costs, and $134,652 and $132,069 in other expenses, respectively. The increase in expenses compared to the prior period reflects the growth of our portfolio and the incurrence of borrowing costs under our Credit Facility. During the three months ended March 31, 2008, the average borrowings under our Credit Facility increased to $410,299,318 from $220,484,436 during the corresponding period in 2007. General and administrative expenses increased following the completion of the Public Market Event due to higher costs associated with being a publicly-traded company.

Net investment income

Net investment income was $23,214,007 and $14,014,373, respectively, for the three months ended March 31, 2008 and 2007 (which amounts would have been $23,214,007 and $13,091,104, respectively, without base management fee waivers). The increase was primarily due to portfolio growth and the benefits of leverage from increased borrowings under our Credit Facility.

Net realized gain or loss

Net realized gain of $205,515 for the three months ended March 31, 2008 was the result of $28,363 in net gains realized from the disposition of investments and $177,152 in net gains realized on foreign currency transactions during the period. For the three months ended March 31, 2007, net realized loss was $192,875.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2008 and 2007, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(62,893,036) and an increase in net unrealized appreciation of $3,206,782, respectively. For the three months ended March 31, 2008, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(62,007,133) and an increase in net unrealized depreciation on foreign currency translation of $(885,903). For the three months ended March 31, 2007, the increase in net unrealized appreciation was comprised of an increase in net unrealized appreciation on investments of $3,177,312 and an decrease in net unrealized depreciation on foreign currency translation of $29,470. The net change in unrealized appreciation or depreciation was primarily a result of declines in market quotations for the quoted investments in our portfolio, as well as reductions in the valuations of several unquoted investments, including Tygem Holdings, Inc. We believe the declines in valuations of our investments are due primarily to instability of the credit markets and changes in the current interest rate environment. The unrealized depreciation on investments does not have an impact on our current ability to pay distributions to stockholders.

Net increase (decrease) in net assets resulting from operations

The net (decrease) increase in net assets resulting from operations for the three months ended March 31, 2008 and 2007 was $(39,473,514), and $17,028,280, respectively. As compared to the prior period, the decrease primarily reflects the increase in net unrealized depreciation on investments.

Financial condition, liquidity and capital resources

During the three months ended March 31, 2008, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, and from sales of selected portfolio company investments or repayments of principal, as well as from dividends earned on preferred equity investments.

Our primary uses of funds from operations during the three months ended March 31, 2008 consisted of investments in portfolio companies (net of sales and repayments) of $66,573,000, payment of base management fees of $5,566,860 and payment of interest and fees incurred on Credit Facility borrowings of $5,214,057.

Our operating activities resulted in a net use of cash of $45,814,415 for the three months ended March 31, 2008.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total revolving loan commitments reverted to $400,000,000 on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. The Credit Facility will continue to be used to supplement our equity capital to make additional portfolio investments and for general corporate purposes. At March 31, 2008, we had approximately $445 million drawn and outstanding under the Credit Facility, with $155 million available to us.

Our financing activities resulted in a net inflow of cash of $42,677,802 for the three months ended March 31, 2008, primarily from net borrowings under our Credit Facility.

At March 31, 2008, we had $1,941,082 in cash and cash equivalents. In addition, we had $508,556 in foreign currency at that date.

On April 24, 2008, at our 2008 Annual Meeting of Stockholders, the holders of our common stock approved a proposal that would enable us, in one or more public or private offerings and with approval of our Board of Directors and subject to certain other conditions, to sell or otherwise issue shares of our common stock at a price below its then current net asset value. The authorization is effective for a period expiring on the earlier of April 24, 2009 or the date of our 2009 Annual Meeting of Stockholders, which is expected to be held in May 2009. Our Board of Directors has adopted a policy to limit our ability to sell common stock at a price below net asset value to circumstances in which the price per share of our common stock is equal to 95% or greater of its net asset value per share in effect on the date any such sale is priced.

On May 7, 2008, our Board of Directors declared a dividend of $0.43 per share, payable on June 30, 2008 to stockholders of record at the close of business on June 16, 2008.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at March 31, 2008 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$445	$—	$445	$—	$—

(1)	At March 31, 2008, $155 million remained unused under our Credit Facility.

Off-Balance sheet financing

At December 31, 2007, our only off-balance sheet contractual obligation or arrangement consisted of a commitment to make an equity investment of up to $2.5 million in an existing portfolio company. We had no off-balance sheet contractual obligations or arrangements at March 31, 2008.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008

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

With respect to the dividends paid to stockholders, income from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies in which the Advisor on our behalf provides significant services to the portfolio company in connection with making the investment is treated as taxable income and accordingly, distributed to stockholders. For the three months ended March 31, 2008 and 2007, these fees totaled $837,500 and $1,293,750, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2008, 53% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our March 31, 2008 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $12,300,000, or $0.23 per share, in the value of our net assets at March 31, 2008 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $12,300,000, or $0.23 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2008 and 2007, we did not engage in any interest rate hedging activity.

We may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. Details of open forward foreign currency contracts at March 31, 2008 and at December 31, 2007, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2008	Unrealized Appreciation/ (Depreciation)
Euro	April 23, 2008	11,400,000 Sold	$16,712,400	$18,008,431	$(1,296,031)
Canadian dollar	April 23, 2008	19,175,000 Sold	18,622,290	18,665,262	(42,972)
Canadian dollar	April 23, 2008	7,800 Sold	7,593	7,592	1

Total			$35,342,283	$36,681,285	$(1,339,002)

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2007	Unrealized Appreciation/ (Depreciation)
Euro	January 23, 2008	11,000,000 Sold	$15,485,448	$16,058,413	$(572,965)
Canadian dollar	January 23, 2008	19,750,000 Sold	20,045,552	19,924,531	121,021

Total			$35,531,000	$35,982,944	$(451,944)

Item 4.	Controls and Procedures

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

Issuer purchases of equity securities

The following table provides information regarding open-market purchases of our common stock by the Advisor for each month in the three month period ended March 31, 2008.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	—	—	—	—
February 2008	—	—	—	—
March 2008	$11.84	103,735	—	—

Total	$11.84	103,735	—	—

In November 2007, our Board of Directors authorized the purchase from time to time in the open market of an indeterminate number of shares of our common stock by the Advisor, in its discretion, subject to compliance with our and the Advisor’s applicable policies and requirements of law. The above purchases were made in accordance with such policies and Rule 10b-18 under the Securities Exchange Act of 1934.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 24, 2008, the Company held its 2008 Annual Meeting of Stockholders in New York, New York for the purpose of considering and voting upon the election of the Class I Director, to approve a new investment management agreement for the Company upon a proposed change of control of the Advisor, to approve a proposal to authorize flexibility for the Company, with approval of its Board of Directors, to sell shares of its common stock at a price below the Company’s then current net asset value per share and to ratify the selection of an independent registered public accounting firm. Votes were cast as follows:

Class I Director nominee	For	Withheld
Jerrold B. Harris	45,172,850	61,876
Proposal	For	Against	Abstain	Broker Non-Vote
To approve a new investment management agreement for the Company upon a proposed change of control of the Advisor	41,550,419	155,228	6,945	3,522,134
To approve a proposal to authorize flexibility for the Company, with approval of its Board of Directors, to sell shares of its common stock at a price below the Company’s then current net asset value per share	39,600,082	2,089,814	22,696	3,522,134
Ratify the selection of Deloitte & Touche LLP	45,200,582	26,636	7,509	—

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

Date: May 12, 2008	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer