Form 10-Q
period 2008-06-30
BlackRock Kelso Capital CORP
filed 2008-08-08
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-Accelerated filer  ☐

Smaller reporting company  ☐    (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☑

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 7, 2008, was 54,624,543.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

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

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	June 30, 2008 (Unaudited)	December 31, 2007
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,173,150,993 and $1,049,585,229)	$1,083,393,638	$1,018,013,709
Non-controlled, affiliated investments (amortized cost of $64,201,439 and $66,907,657)	56,441,006	65,412,682
Controlled investments (amortized cost of $42,449,140 and $38,881,854)	9,374,448	14,834,395

Total investments at fair value	1,149,209,092	1,098,260,786
Cash and cash equivalents	4,731,097	5,077,695
Foreign currency at fair value (cost of $204,243 and $10,291)	204,179	10,864
Net unrealized appreciation on forward foreign currency contracts	249,248	—
Interest receivable	13,485,419	14,260,266
Dividends receivable	2,695,021	1,796,615
Prepaid expenses and other assets	1,849,822	2,414,954

Total Assets	$1,172,423,878	$1,121,821,180

Liabilities:
Payable for investments purchased	$8,700,000	$—
Net unrealized depreciation on forward foreign currency contracts	—	451,944
Credit facility payable	484,000,000	381,300,000
Interest payable on credit facility	331,558	1,508,277
Dividend distributions payable	—	3,310,606
Base management fees payable	5,583,589	5,606,213
Accrued administrative services	282,464	361,118
Other accrued expenses and payables	1,340,156	1,091,153

Total Liabilities	500,237,767	393,629,311

Net Assets:
Common stock, par value $.001 per share, 100,000,000 and 40,000,000 common shares authorized, 54,624,543 and 52,825,109 issued and outstanding	54,625	52,825
Paid-in capital in excess of par	807,607,772	790,378,102
Distributions in excess of net investment income	(4,556,801)	(5,411,353)
Accumulated net realized gain (loss)	(583,303)	729,635
Net unrealized depreciation	(130,336,182)	(57,557,340)

Total Net Assets	672,186,111	728,191,869

Total Liabilities and Net Assets	$1,172,423,878	$1,121,821,180

Net Asset Value Per Share	$12.31	$13.78

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007*	Six months ended June 30, 2008	Six months ended June 30, 2007*
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$32,528,115	$31,254,332	$65,616,322	$54,831,984
Dividends	303,589	137,746	784,703	175,242
Other income	1,750	5,000	2,296	18,495
From non-controlled, affiliated investments:
Interest	1,153,761	543,452	2,354,325	819,083
Dividends	342,530	126,667	737,050	126,667
From controlled investments:
Interest	544,191	924,581	1,073,757	1,849,556
Dividends	—	215,787	—	438,768

Total investment income	34,873,936	33,207,565	70,568,453	58,259,795

Expenses:
Base management fees	5,583,589	4,534,551	11,150,449	8,227,626
Incentive management fees	—	5,831,674	—	9,524,323
Administrative services	311,998	259,773	605,433	478,476
Professional fees	240,141	396,195	838,471	542,786
Director fees	98,235	66,667	192,735	130,172
Investment advisor expenses	263,951	194,174	538,849	390,267
Insurance	138,853	48,844	276,436	89,775
Interest and credit facility fees	4,292,574	5,434,516	9,506,631	9,149,321
Amortization of debt issuance costs	167,230	82,264	333,425	144,969
Other	513,772	134,372	648,424	266,441

Expenses before management fee waiver	11,610,343	16,983,030	24,090,853	28,944,156
Base management fee waiver	—	(1,133,638)	—	(2,056,907)

Net expenses	11,610,343	15,849,392	24,090,853	26,887,249

Net Investment Income	23,263,593	17,358,173	46,477,600	31,372,546

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	122,229	647,015	126,639	669,042
Non-controlled, affiliated investments	88,830	—	112,783	—
Foreign currency	(1,729,512)	(177,828)	(1,552,360)	(392,730)

Net realized gain (loss)	(1,518,453)	469,187	(1,312,938)	276,312

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(8,263,289)	(393,538)	(58,185,837)	2,717,064
Non-controlled, affiliated investments	470,657	(79,234)	(6,265,458)	(12,524)
Controlled investments	(3,678,763)	(5,139,175)	(9,027,233)	(5,139,175)
Foreign currency translation	1,585,589	408,120	699,686	437,590

Net change in unrealized appreciation or depreciation	(9,885,806)	(5,203,827)	(72,778,842)	(1,997,045)

Net realized and unrealized gain (loss)	(11,404,259)	(4,734,640)	(74,091,780)	(1,720,733)

Net Increase (Decrease) in Net Assets Resulting from Operations	$11,859,334	$12,623,533	$(27,614,180)	$29,651,813

Net Investment Income Per Share	$0.44	$0.42	$0.88	$0.79

Earnings (Loss) Per Share	$0.22	$0.31	$(0.52)	$0.75

Basic and Diluted Weighted-Average Shares Outstanding	53,289,838	40,968,979	53,059,946	39,741,957

*	Certain amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$46,477,600	$31,372,546
Net change in unrealized appreciation or depreciation	(72,778,842)	(1,997,045)
Net realized gain (loss)	(1,312,938)	276,312

Net increase (decrease) in net assets resulting from operations	(27,614,180)	29,651,813

Dividend Distributions to Stockholders from:
Net investment income	(45,623,048)	(33,171,455)

Capital Share Transactions:
Proceeds from shares sold	—	164,143,683
Less offering costs	—	(10,064,144)
Reinvestment of dividends	17,231,470	48,820,270

Net increase in net assets resulting from capital share transactions	17,231,470	202,899,809

Total Increase (Decrease) in Net Assets	(56,005,758)	199,380,167
Net assets at beginning of period	728,191,869	561,799,922

Net assets at end of period	$672,186,111	$761,180,089

Capital Share Activity:
Shares issued from subscriptions	—	10,273,904
Shares issued from reinvestment of dividends	1,799,434	3,262,507

Total increase in shares	1,799,434	13,536,411

Distributions in Excess:
Distributions in excess of net investment income, end of period	$(4,556,801)	$(5,191,458)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2008	Six months ended June 30, 2007*
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(27,614,180)	$29,651,813
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of long-term investments	(174,601,047)	(511,089,886)
Purchases of foreign currency—net	(1,613,107)	(745,534)
Proceeds from sales/repayments of long-term investments	51,483,558	183,081,131
Net change in unrealized depreciation on investments	73,478,528	2,434,635
Net change in unrealized depreciation on foreign currency translation	(699,686)	(437,590)
Net realized gain on investments	(239,422)	(669,042)
Net realized loss on foreign currency	1,552,360	392,730
Amortization of premium/discount—net	(1,203,998)	(585,730)
Amortization of debt issuance costs	333,425	144,969
Decrease (increase) in interest receivable	774,847	(5,913,122)
Increase in dividends receivable	(898,406)	(726,392)
Decrease (increase) in prepaid expenses and other assets	231,708	(168,899)
Increase in payable for investments purchased	8,700,000	29,105,799
Increase in offering costs payable	—	9,870,972
(Decrease) increase in base management fees payable	(22,624)	1,243,831
Increase in incentive management fees payable	—	3,714,910
Decrease in accrued administrative services payable	(78,654)	(102,371)
(Decrease) increase in interest payable on credit facility	(1,176,719)	1,164,866
Increase in other accrued expenses and payables	249,003	328,224

Net cash used in operating activities	(71,344,414)	(259,304,686)

Financing Activities:
Net proceeds from issuance of common stock	—	154,079,539
Dividend distributions paid	(48,933,654)	(48,974,965)
Dividend distributions reinvested	17,231,470	48,820,270
Borrowings under credit facility	141,700,000	1,102,203,995
Repayments under credit facility	(39,000,000)	(835,400,000)
Increase in deferred debt issuance costs	—	(123,128)
Increase in proceeds receivable from shares sold	—	(160,000,000)

Net cash provided by financing activities	70,997,816	260,605,711

Net (decrease) increase in cash and cash equivalents	(346,598)	1,301,025
Cash and cash equivalents, beginning of period	5,077,695	3,036,413

Cash and cash equivalents, end of period	$4,731,097	$4,337,438

Supplemental disclosure of cash flow information:
Interest paid during period	$10,526,438	$7,907,765

*	Certain amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

June 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Senior Secured Notes—7.8%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired multiple dates(b)	Glass Yarns/ Fibers	$23,500,000		$23,055,017	$21,913,750
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,578,200		30,578,200	30,578,200	(c)

Total Senior Secured Notes				53,633,217	52,491,950

Unsecured Debt—27.8%
AMC Entertainment Holdings, Inc., 7.78% PIK (LIBOR + 5.00%/Q), 6/13/12	Entertainment	13,237,658		13,000,712	11,053,444
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	47,933,289		47,933,289	45,057,292
BE Foods Investments, Inc., 7.97% PIK (LIBOR + 5.25%/Q), 7/11/12	Food	26,811,852		26,097,180	24,532,845
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	35,042,614		35,042,614	35,042,614	(c)
Lucite International Luxembourg Finance S.àr.l., 13.81% PIK (EURIBOR + 9.00%/Q), 7/14/14(d)	Chemicals	11,745,755	(e)	14,849,842	11,843,837
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	45,423,354		45,423,354	45,423,354	(c)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(b)	Finance	9,378,125		9,378,125	8,440,313
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(b)	Finance	6,292,417		5,958,869	5,568,789

Total Unsecured Debt				197,683,985	186,962,488

Subordinated Debt—26.3%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	18,966,100		18,966,100	18,966,100	(c)
Advanstar, Inc., 9.80% PIK (LIBOR + 7.00%/Q), 11/30/15	Printing/ Publishing	6,801,911		6,801,911	5,428,574	(c)
Al Solutions, Inc., 16.00% PIK, 12/29/13(f)(g)	Metals	13,680,233		13,680,233	9,766,900	(c)
Conney Safety Products, LLC, 16.00%, 10/1/14	Safety Products	30,000,000		30,000,000	30,000,000	(c)
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	31,000,000		31,000,000	31,000,000	(c)
Mattress Giant Corporation, 13.25% (11.00% cash, 2.25% PIK), 8/1/12	Bedding —Retail	14,102,028		14,008,960	14,102,028	(c)
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(b)	Information Services	8,000,000		8,070,869	8,000,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,138,650		15,138,650	15,138,650	(c)
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000		4,904,313	4,900,000	(c)
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,430,828		10,430,828	10,430,828	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	$15,021,667		$15,021,667	$15,021,667	(c)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(b)	Security Services	7,000,000		7,000,000	6,510,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,638,543		7,638,543	7,638,543	(c)

Total Subordinated Debt				182,662,074	176,903,290

Senior Secured Loans—103.5%(h)
Advanstar Communications Inc., Second Lien, 7.80% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	11,173,337	(c)
Alpha Media Group Inc., Second Lien, 10.30% (LIBOR + 7.50%), 2/11/15	Publishing	20,000,000		19,289,934	18,000,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	40,000,000		40,000,000	40,000,000	(c)
American Safety Razor Company, LLC, Second Lien, 8.80% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	9,200,000
American SportWorks LLC, Second Lien, 18.00% (15.00% cash, 3.00% PIK), 6/27/14(i)	Utility Vehicles	13,403,274		13,403,274	13,403,274	(c)
AmQuip Crane Rental LLC, Second Lien, 8.26% (LIBOR + 5.75%), 6/29/14	Construction Equipment	22,000,000		22,000,000	20,460,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 9.50% (Base Rate + 4.50%), 10/24/10	Plastic Packaging	1,353,134		1,348,264	1,353,134	(c)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 13.50% (Base Rate + 8.50%), 4/24/11(g)	Plastic Packaging	2,308,004		2,297,689	130,300	(c)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 17.00% PIK (Base Rate + 12.00%), 10/24/11(g)	Plastic Packaging	916,240		859,994	—	(c)
Arclin US Holdings Inc., Second Lien, 9.22% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	13,771,200	(c)
Bankruptcy Management Solutions, Inc., Second Lien, 8.73% (LIBOR + 6.25%), 7/31/13	Software	24,562,500		24,562,500	18,299,063
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 13.50%, 6/29/12(d)	Discount Stores	14,170,984	(j)	13,669,528	13,967,753	(c)
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 13.50%, 7/1/12(d)	Discount Stores	19,479,016	(j)	18,191,224	19,199,661	(c)
Berlin Packaging L.L.C., Second Lien, 9.22% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,357,284	20,400,000
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(c)
Custom Direct, Inc. et al., Second Lien, 8.80% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	6,500,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Deluxe Entertainment Services Group Inc., Second Lien, 8.80% (LIBOR + 6.00%), 11/11/13	Entertainment	$12,000,000	$12,000,000	$7,200,000
Electrical Components International Holdings Company, Second Lien, 9.46% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	9,000,000
Event Rentals, Inc., Acquisition Loan, First Lien, 6.94% (LIBOR + 4.00%), 12/19/13	Party Rentals	15,000,000	15,000,000	14,850,000
Facet Technologies, LLC, Second Lien, 16.00% (LIBOR + 2.00% cash, 10.00% PIK), 1/26/12	Medical Devices	27,135,000	27,135,000	27,135,000	(c)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 7.57% (LIBOR + 5.00%), 1/18/13	Retail Grocery	1,485,000	1,482,185	1,485,000	(c)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,660,773	11,615,191	11,660,773	(c)
Fitness Together Franchise Corporation, First Lien, 8.95% (LIBOR + 6.25%), 7/14/12	Personal Fitness	12,950,000	12,905,519	12,905,519	(c)
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 7.75% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,678,231	3,675,906	3,108,105	(c)
Heartland Automotive Services II Inc. et al., Acquisition Loan, First Lien, 8.00%, (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,799,837	1,799,837	1,520,862
HIT Entertainment, Inc., Second Lien, 8.29% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	830,000
InterMedia Outdoor, Inc., Second Lien, 9.55% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,000,000
Isola USA Corp., First Lien, 7.55% (LIBOR + 4.75%), 12/18/12	Electronics	9,559,211	9,451,982	8,220,921
Isola USA Corp., Second Lien, 10.65% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	20,000,000
Kaz, Inc. et al., M&E Loan, First Lien, 7.31% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(c)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	35,360,157	34,994,566	34,994,566	(c)
LJVH Holdings Inc., Second Lien, 8.30% (LIBOR + 5.50%), 1/19/15(d)	Specialty Coffee	25,000,000	25,000,000	21,250,000
MCCI Group Holdings, LLC, Second Lien, 9.93% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,944,541	29,000,000	(c)
NAMIC/VA, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,750,183	14,700,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,670,509	34,300,000
Oriental Trading Company, Inc., Second Lien, 8.49% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	2,150,001

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Penton Media, Inc. et al., Second Lien, 7.90% (LIBOR + 5.00%), 2/1/14(i)	Information Services	$26,000,000	$25,562,660	$18,590,000
Physiotherapy Associates, Inc. et al., Second Lien, 10.39% (LIBOR + 7.50%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	13,600,000
PQ Corporation, Second Lien, 9.40% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,700,000	8,700,000
Precision Parts International Services Corp. et al., First Lien, 8.24% (LIBOR + 5.50%), 9/30/11	Automotive Parts	2,892,443	2,892,443	2,313,954
Premier Yachts, Inc. et al., Term A, First Lien, 6.23% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,646,423	7,620,034	7,608,191
Premier Yachts, Inc. et al., Term B, First Lien, 9.48% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,914,806	1,911,627
Stolle Machinery Company, LLC, Second Lien, 8.98% (LIBOR + 6.50%), 9/29/13	Canning Machinery	5,950,000	5,950,000	5,652,500
Sunrise Medical LTC LLC et al., Second Lien, 9.31% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,400,000	(c)
Total Safety U.S. Inc., Second Lien, 9.54% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,370,000
United Subcontractors, Inc., Second Lien, 12.42% (LIBOR + 7.25% cash, 2.00% PIK), 6/27/13	Building and Construction	10,007,778	10,007,778	5,103,967
Water Pik, Inc., Second Lien, 7.98% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	27,900,000	(c)
WBS Group LLC et al., Second Lien, 9.01% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	17,200,000	(c)
Wembley, Inc., Second Lien, 7.11% (LIBOR + 4.25%), 8/23/12(g)	Gaming	1,000,000	1,000,000	325,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 6.70% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	6,308,000	(c)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 9.70% (LIBOR + 7.00%), 3/30/11(g)	Restaurants	8,334,656	8,334,656	7,972,300	(c)
York Tape & Label, Inc. et al., Second Lien, 9.73% (LIBOR + 7.25%), 9/30/13	Printing	45,197,368	44,804,819	44,293,421

Total Senior Secured Loans			770,942,306	695,417,429

Preferred Stock—0.9%
Facet Holdings Corp., Class A, 12.00% PIK(g)	Medical Devices	900	900,000	—	(c)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(c)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(i)	Sheet Metal Fabrication	5,376	5,376,000	5,537,280	(c)
Tygem Holdings, Inc., 8.00% PIK(f)(g)	Metals	10,789,367	10,826,867	—	(c)
Tygem Holdings, Inc., Series B Convertible(f)(k)	Metals	54,574,501	14,725,535	—	(c)

Total Preferred Stock			32,015,902	5,724,780

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Common Stock—1.7%(k)
BKC ASW Blocker, Inc.(i)(l)	Utility Vehicles	1,000	$250,000	$394,149	(c)
BKC DVSH Blocker, Inc.(m)	Augmentative Communication Products	100	1,000,000	1,000,000	(c)
BKC MTCH Blocker, Inc.(n)	Transportation	1,000	5,000,000	4,400,000	(c)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(c)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	43,600	(c)
M & M Tradition Holdings Corp.(i)	Sheet Metal Fabrication	500,000	5,000,000	5,310,000	(c)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	38,400	(c)
Tygem Holdings, Inc.(f)	Metals	3,596,456	3,608,956	—	(c)

Total Common Stock			17,071,456	11,186,149

Limited Partnership/Limited Liability Company Interests—3.8%
ARS Investment Holdings, LLC(k)	HVAC/Plumbing Services	66,902	—	560,000	(c)
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	5,333,333	1,000,000	(c)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(b)	Finance	1,750	1,650,005	1,540,000
PG Holdco, LLC, 15% PIK	Healthcare Services	333	333,333	333,333	(c)
PG Holdco, LLC, Class A(k)	Healthcare Services	16,667	166,667	166,667	(c)
Prism Business Media Holdings LLC(i)(k)	Information Services	68	14,943,200	13,540,000	(c)
Sentry Common Investors, LLC(k)	Security Services	147,271	147,271	73,900	(c)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729	(c)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	8,000,000	(c)

Total Limited Partnership/Limited Liability Company Interests			31,176,538	25,816,629

Equity Warrants/Options—0.2%(k)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	—	(c)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(c)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	39,000	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	369,275	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	56,050	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	27,295	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	14,125	(c)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(b)	Finance	455	444,450	784,100

Total Equity Warrants/Options			1,199,562	1,289,845

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,286,385,040	$1,155,792,560
UNEARNED INCOME—(1.0)%			(6,583,468)	(6,583,468)

TOTAL INVESTMENTS—171.0%			$1,279,801,572	1,149,209,092

OTHER ASSETS & LIABILITIES (NET)—(71.0)%				(477,022,981)

NET ASSETS—100.0%				$672,186,111

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.

(b)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 7.8% of net assets at June 30, 2008.

(c)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $652,615,215, or 97.1% of net assets at June 30, 2008.

(d)	Non-U.S. company or principal place of business outside the U.S.

(e)	Principal amount is denominated in Euros.

(f)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at June 30, 2008	Interest Income**
Al Solutions, Inc. Subordinated Debt	$12,648,145	$1,032,088	$(3,913,333)	$9,766,900	$1,073,757
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	2,613,900	2,500,000	(5,113,900)	—	—
Common Stock	—	—	—	—	—
Less: Unearned Income	(427,650)	35,198	—	(392,452)	—

Totals	$14,834,395	$3,567,286	$(9,027,233)	$9,374,448	$1,073,757

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	For the six months ended June 30, 2008. There were no realized gains (losses) or dividend income from these securities during the period.

The aggregate fair value of controlled investments (net of unearned income) at June 30, 2008 represents 1.4% of net assets.

(g)	Non-accrual status (in default) at June 30, 2008 and therefore non-income producing.

(h)	Approximately 69% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset

The accompanying notes are an integral part of these financial statements.

period. The stated interest rate represents the weighted average interest rate as of June 30, 2008 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(i)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2008	Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC:
Senior Secured Loan	$13,202,280	$200,994	$—	$—	$13,403,274	$—	$1,233,833	$—
Common Stock	406,689	—	—	(12,540)	394,149	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	9,415,180	—	(3,832,000)	(45,900)	5,537,280	112,783	—	737,050
Common Stock	5,000,000	—	—	310,000	5,310,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	21,250,000	897,018	—	(3,557,018)	18,590,000	—	1,120,492	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	16,500,000	—	—	(2,960,000)	13,540,000	—	—	—
Less: Unearned Income	(361,467)	27,770	—	—	(333,697)	—	—	—

Totals	$65,412,682	$1,125,782	$(3,832,000)	$(6,265,458)	$56,441,006	$112,783	$2,354,325	$737,050

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

***	For the six months ended June 30, 2008.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at June 30, 2008 represents 8.4% of net assets.

(j)	Principal amount is denominated in Canadian dollars.

(k)	Non-income producing equity securities at June 30, 2008.

(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.

(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.

(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Kaz, Inc., expire 12/8/16	Consumer Products	16	$24,000	$44,333	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	25,378	(d)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Finance	455	444,450	446,672

Total Equity Warrants/Options			1,199,562	1,130,402

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,160,958,597	1,103,844,643
UNEARNED INCOME—(0.8)%			(5,583,857)	(5,583,857)

TOTAL INVESTMENTS—150.8%			$1,155,374,740	1,098,260,786

OTHER ASSETS & LIABILITIES (NET)—(50.8)%				(370,068,917)

NET ASSETS—100.0%				$728,191,869

(a)	Unaudited.

(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.

(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 6.4% of net assets at December 31, 2007.

(d)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $559,803,995, or 76.9% of net assets at December 31, 2007.

(e)	Non-U.S. company or principal place of business outside the U.S.

(f)	Principal amount is denominated in Euros.

(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest Income***
Al Solutions, Inc. Subordinated Debt	$22,000,000	$3,296,290	$(12,648,145)	$—	$12,648,145	$3,808,869
Tygem Holdings, Inc.: Preferred Stock	10,826,867	—	—	(10,826,867)	—	—
Preferred Stock Series B	—	12,225,535	—	(9,611,635)	2,613,900	—
Convertible
Common Stock	3,608,956	—	—	(3,608,956)	—	—
Less: Unearned Income	(998,763)	571,113	—	—	(427,650)	—

Totals	$35,437,060	$16,092,938	$(12,648,145)	$(24,047,458)	$14,834,395	$3,808,869

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The accompanying notes are an integral part of these financial statements.

***	For the year ended December 31, 2007. There were no realized gains (losses) or dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2007 represents 2.0% of net assets.

(h)	Approximately 80% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Canadian Bankers’ Acceptance Rate (CBA), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2007 of all contracts within the specified loan facility. Current reset frequencies for floating rate instruments other than senior secured loans are indicated by Q (quarterly) or S (semiannually).

(i)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest/ Other Income**	Dividend Income**
American SportWorks LLC:
Senior Secured Loan	$—	$13,202,280	$—	$13,202,280	$1,248,969	$—
Common Stock	—	250,000	156,689	406,689	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	—	9,208,000	207,180	9,415,180	300,000	1,191,434
Common Stock	—	5,000,000	—	5,000,000	—	—
Penton Media, Inc.
Senior Secured Loan	—	24,665,642	(3,415,642)	21,250,000	2,010,213	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	—	14,943,201	1,556,799	16,500,000	—	—
Less: Unearned Income	—	(361,467)	—	(361,467)	—	—

Totals	$—	$66,907,656	$(1,494,794)	$65,412,682	$3,559,182	$1,191,434

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	For the year ended December 31, 2007. There were no realized gains (losses) from these securities during the year.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2007 represents 9.0% of net assets.

(j)	Non-accrual status (in default) at December 31, 2007 and therefore non-income producing.

(k)	Principal amount is denominated in Canadian dollars.

(l)	Non-income producing equity securities at December 31, 2007.

(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.

(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

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

The significant accounting policies consistently followed by the Company are:

(a)

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company generally obtains market quotations from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for many of the investments in its portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “forced” sale by a distressed seller.

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

The types of factors that the Company may take into account in fair value pricing its investments include, as relevant, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to the financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

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

(f)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

(g)	Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, are likely to remain current.

(h)	Recently Issued Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements. At this time, the impact on the Company’s financial statements has not been determined.

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

For the three and six months ended June 30, 2008, the Advisor earned $5,583,589 and $11,150,449, respectively, in base management fees from the Company. For the three and six months ended June 30, 2007, the Advisor earned $3,400,913 and $6,170,719, respectively, in such fees, net of the waiver provision.

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

•	The “pre-offering period” began on the Ramp-Up Date and ended on June 30, 2007.

•	The “transition period” began on July 1, 2007 and ended on June 30, 2008.

•

The initial “trailing four quarters’ periods” will end on September 30, 2008. In other words, the income portion of the Incentive Fee payable for the quarterly period ending on September 30, 2008 will be determined by reference to the four quarter period ending on September 30, 2008.

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

The portion of the Incentive Fee based on capital gains for each period will equal 50% of the period’s excess gain amount, until such payments equal 20% of the period’s excess gain amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period will equal an amount such that the portion of the Incentive Fee payments to the Advisor based on capital gains for the period will equal 20% of the period’s excess gain amount. The result of this formula is that, if the portion of the Incentive Fee based on income for the period exceeds the period’s hurdle, then the portion of the Incentive Fee based on capital gains will be capped at 20% of the excess gain amount.

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

For the three and six months ended June 30, 2008, the Advisor earned no Incentive Fees from the Company. Although the Company did not incur any Incentive Fees during the six months ended June 30, 2008 and during the last calendar quarter of 2007, it may incur such fees in the future relating to investment performance since September 30, 2007 measured on a trailing four quarters’ basis. For the three and six months ended June 30, 2007, the Advisor earned $5,831,674 and $9,524,323, respectively, in Incentive Fees.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2008 the Company incurred $263,951 and $538,849, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement. For the three and six months ended June 30, 2007, the Company incurred $194,174 and $390,267, respectively, in such costs and expenses.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three and six months ended June 30, 2008 were $405,673 and $806,831, respectively. Reimbursements to the Advisor for the three and six months ended June 30, 2007 were $408,072 and $717,325, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. For the three and six months ended June 30, 2008 the Company incurred $248,418 and $512,561, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2007, the Company incurred $213,681 and $388,681, respectively, in such expenses.

PNC Global Investment Servicing Inc. (“PGIS”), a subsidiary of PNC, provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PGIS provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. For the services provided to the Company by PGIS and its affiliates, PGIS is entitled to an annual fee of 0.02% of the Company’s average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. PFPC Trust Company may charge the Company additional fees for cash overdraft balances or for sweeping excess cash balances.

For the three and six months ended June 30, 2008 the Company incurred $73,009 and $122,334, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements. For the three and six months ended June 30, 2007, the Company incurred $68,329 and $127,032, respectively, for such fees payable to PGIS and its affiliates.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to that authorization, during the six months ended June 30, 2008, the Advisor purchased 103,735 shares of the Company’s common stock in the open market for $1,228,448, excluding brokerage commissions.

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

In 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of the Company’s common stock to the Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the Advisor for employee compensation and other purposes. Pursuant to this authorization, during the six months ended June 30, 2007, the Company issued and sold to the Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

At June 30, 2008 and December 31, 2007, the Advisor owned directly approximately 380,000 and 276,000 shares, respectively, of the Company’s common stock, representing 0.7% and 0.5% of the total shares outstanding. The Advisor’s allocable portion of shares of the Company’s common stock owned indirectly by an entity in which the Advisor holds a non-voting investment interest was approximately 1,342,000 and 854,000 shares at June 30, 2008 and December 31, 2007, respectively. The Advisor disclaims ownership of the shares held by such entity. Inclusive of its allocable portion of the shares held by such entity, the Advisor would be deemed to own approximately 3.2% and 2.1% of the Company’s total shares outstanding at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately 3,083,000 and 2,843,000 shares, respectively, of the Company’s common stock, representing approximately 5.6% and 5.4% of the total shares outstanding. At June 30, 2008 and December 31, 2007, an entity affiliated with the Administrator and PGIS owned 36.5% of the members’ interests of the Advisor.

In 2006, BlackRock, Inc. (“BlackRock”) and Merrill Lynch & Co., Inc. (“Merrill Lynch”) completed a merger of Merrill Lynch’s investment management business, Merrill Lynch Investment Managers (“MLIM”), and BlackRock to create a new independent asset management company that operates under the BlackRock name. Pursuant to the underwriting agreement with respect to the Public Market Event, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a subsidiary of Merrill Lynch, served as an underwriter and a senior book-running manager, committing to purchase 2,000,000 shares of the Company’s common stock at a price of $16.00 per share. The terms and conditions applicable to MLPF&S under the underwriting agreement were identical to those of other entities serving in similar capacities. In accordance with such terms, MLPF&S received approximately $1,800,000 of the underwriting fee paid by the Company on July 2, 2007.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Numerator for basic and diluted net increase (decrease) in net assets per share	$11,859,334	$12,623,533	$(27,614,180)	$29,651,813
Denominator for basic and diluted weighted average shares	53,289,838	40,968,979	53,059,946	39,741,957
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$0.22	$0.31	$(0.52)	$0.75

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of long-term investments for the three months ended June 30, 2008 and 2007 totaled $80,042,350 and $297,210,707, respectively, and for the six months ended June 30, 2008 and 2007 totaled $174,601,047 and $511,089,886, respectively. Sales/repayments of long-term investments for the three months ended June 30, 2008 and 2007 totaled $23,497,861 and $166,539,550, respectively, and for six months ended June 30, 2008 and 2007 totaled $51,483,558 and $183,081,131, respectively.

At June 30, 2008, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$53,633,217	$52,491,950
Unsecured debt	197,683,985	186,962,488
Subordinated debt	182,662,074	176,903,290
Senior secured loans:
First lien	177,130,950	174,719,593
Second/other priority lien	593,811,356	520,697,836

Total senior secured loans	770,942,306	695,417,429

Preferred stock	32,015,902	5,724,780
Common stock	17,071,456	11,186,149
Limited partnership/limited liability company interests	31,176,538	25,816,629
Equity warrants/options	1,199,562	1,289,845

Total investments including unearned income	1,286,385,040	1,155,792,560
Unearned income	(6,583,468)	(6,583,468)

Total investments	$1,279,801,572	$1,149,209,092

At December 31, 2007, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$45,277,111	$44,827,111
Unsecured debt	182,812,287	180,326,699
Subordinated debt	109,618,146	108,820,676
Senior secured loans:
First lien	181,045,458	181,279,860
Second/other priority lien	560,910,136	531,957,917

Total senior secured loans	741,955,594	713,237,777

Preferred stock	33,347,902	12,535,000
Common stock	16,071,456	12,284,089
Limited partnership/limited liability company interests	30,676,539	30,682,889
Equity warrants/options	1,199,562	1,130,402

Total investments including unearned income	1,160,958,597	1,103,844,643
Unearned income	(5,583,857)	(5,583,857)

Total investments	$1,155,374,740	$1,098,260,786

The industry composition of the portfolio at fair value at June 30, 2008 and December 31, 2007 was as follows:

Industry	June 30, 2008	December 31, 2007
Printing, Publishing and Media	10.9%	12.5%
Other Services	10.4	10.9
Business Services	9.9	10.6
Consumer Products	9.1	10.4
Healthcare	7.4	6.1
Manufacturing	7.0	8.1
Electronics	6.0	4.9
Retail	5.6	4.8
Beverage, Food and Tobacco	5.2	6.8
Chemicals	4.9	4.0
Transportation	4.3	4.0
Distribution	3.9	2.3
Metals	3.8	1.4
Entertainment and Leisure	3.7	5.2

Industry	June 30, 2008	December 31, 2007
Utilities	2.9	3.1
Finance	2.7	1.5
Containers and Packaging	1.9	2.7
Building and Real Estate	0.4	0.7

Total	100.0%	100.0%

6. Foreign Currency Transactions

We may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. Details of open forward foreign currency contracts at June 30, 2008 and at December 31, 2007, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2008	Unrealized Appreciation/ (Depreciation)
Euro	July 23, 2008	11,400,000 Sold	$17,939,006	$17,917,592	$21,414
Canadian dollar	July 23, 2008	18,650,000 Sold	18,567,726	18,312,726	255,000
Canadian dollar	July 23, 2008	13,409,000 Sold	13,139,341	13,166,507	(27,166)

Total			$49,646,073	$49,396,825	$249,248

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2007	Unrealized Appreciation/ (Depreciation)
Euro	January 23, 2008	11,000,000 Sold	$15,485,448	$16,058,413	$(572,965)
Canadian dollar	January 23, 2008	19,750,000 Sold	20,045,552	19,924,531	121,021

Total			$35,531,000	$35,982,944	$(451,944)

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

At June 30, 2008, the Company had $484,000,000 drawn on the credit facility, consisting of $339,000,000 under the revolving loan commitments and $145,000,000 under the term loan commitments. At December 31, 2007, the Company had $381,300,000 drawn on the credit facility, consisting of $236,300,000 under the revolving loan commitments and $145,000,000 under the term loan commitments. The weighted average annual interest cost for the three and six months ended June 30, 2008 was 3.82% and 4.39%, respectively, exclusive of 0.175% in commitment fees on undrawn amounts and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the three and six months ended June 30, 2008 was $445,618,639 and $427,958,978, respectively. The maximum amount borrowed during the three and six months ended June 30, 2008 was $484,000,000 and during the three and six months ended June 30, 2007 was $430,803,995. The remaining amount available under the facility was $61,000,000 at June 30, 2008.

At June 30, 2008, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

8. Commitments and contingencies

At December 31, 2007, the Company had a commitment outstanding to make an equity investment of up to $2,500,000 in an existing portfolio company, which commitment was funded in January 2008. The Company had no such commitments outstanding at June 30, 2008.

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

For cash and cash equivalents, foreign currency, investments and forward foreign currency transactions, effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. SFAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

SFAS 157 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

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

The following table summarizes the fair values of the Company’s cash and cash equivalents, foreign currency, investments and forward foreign currency transactions based on the inputs used as of June 30, 2008 in determining such fair values:

Valuation Inputs	Cash and Cash Equivalents	Foreign Currency	Investments	Forward Foreign Currency Contracts
Level 1 - Price quotations	$4,731,097	$204,179	$—	$—
Level 2 - Significant other observable inputs	—	—	496,593,877	249,248
Level 3 - Significant unobservable inputs	—	—	652,615,215	—

Total Fair Value	$4,731,097	$204,179	$1,149,209,092	$249,248

The following are reconciliations for the three and six months ended June 30, 2008, respectively, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Investments
Fair value at March 31, 2008	$578,789,707
Amortization of premium/discount - net	355,701
Net realized gain	130,971
Net change in unrealized appreciation or depreciation	(8,471,411)
Net purchases, sales or redemptions	48,690,350
Net transfers in or out of Level 3	33,119,897

Fair value at June 30, 2008	$652,615,215

Fair value at December 31, 2007	$559,803,995
Amortization of premium/discount - net	738,294
Net realized gain	163,334
Net change in unrealized appreciation or depreciation	(24,426,458)
Net purchases, sales or redemptions	63,670,678
Net transfers in or out of Level 3	52,665,372

Fair value at June 30, 2008	$652,615,215

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Transfers in or out of Level 3 represents the value of any investment where a change in the pricing level occurred from the beginning to the end of the period. For the three and six months ended June 30, 2008, the net change in unrealized appreciation or depreciation on investments for which significant unobservable inputs (Level 3) were used in determining fair value that are still held by the Company as of June 30, 2008 was $(8,340,440) and $(24,263,124), respectively. At June 30, 2008 and December 31, 2007, the net unrealized depreciation on the investments that use Level 3 inputs was $49,734,183 and $25,307,726, respectively.

At June 30, 2008 and December 31, 2007, the aggregate fair value of the investments that use Level 3 inputs represented 97.1% and 76.9%, respectively, of net assets.

10. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2008 and 2007.

	Six months ended June 30, 2008	Six months ended June 30, 2007
Per Share Data:
Net asset value, beginning of period	$13.78	$14.93

Net investment income	0.88	0.79
Net realized and unrealized gain (loss)	(1.40)	(0.04)

Total from investment operations	(0.52)	0.75
Dividend distributions to stockholders from net investment income	(0.86)	(0.84)
Effect of anti-dilution (dilution)	(0.09)	0.23
Offering costs	—	(0.19)

Net decrease in net assets	(1.47)	(0.05)

Net asset value, end of period	$12.31	$14.88

Market price, end of period(1)	$9.46	$14.75

Total return based on market value(2)(3)	(32.67)%	—
Total return based on net asset value(2)(3)	(2.91)%	5.34%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(4)(5)	4.13%	5.76%
Ratio of credit facility related expenses to average net assets(4)	2.85%	3.04%

Ratio of total expenses to average net assets(4)(5)	6.98%	8.80%
Ratio of net investment income to average net assets(4)	13.47%	10.27%
Net assets, end of period	$672,186,111	$761,180,089
Average debt outstanding	$427,958,978	$274,741,110
Weighted average shares outstanding	53,059,946	39,741,957
Average debt per share(6)	$8.07	$6.91
Portfolio turnover(3)	5%	20%

(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.

(2)	Total return was calculated based on the change in market value per share or net asset value per common share during the period, as indicated. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

(3)	Not annualized.

(4)	Annualized.

(5)	For the six months ended June 30, 2008 and 2007, the ratio of operating expenses before management fee waiver to average net assets is 4.13% and 6.43%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 6.98% and 9.47%, respectively.

(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

We were incorporated in Delaware on April 13, 2005 and were initially funded on July 25, 2005 via a private placement of our common stock. Our investment objective is to provide a combination of current income and capital appreciation. We intend to invest primarily in debt and equity securities of private and certain public U.S. middle-market companies.

We are externally managed and have elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private and certain public U.S. companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

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

The SEC recently adopted a rule under the 1940 Act to further expand the definition of eligible portfolio company to include certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. The new rule became effective on July 21, 2008. We will continue to monitor closely any developments with respect to the definition of an eligible portfolio company and intend to adjust our investment focus as needed to comply with and/or take advantage of the new rule, as well as any other regulatory, legislative, administrative or judicial actions in this area.

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and our debt investments bear interest at a fixed or floating rate. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our management agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies are further described in the notes to the financial statements and in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements. At this time, the impact on the Company’s financial statements has not been determined.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Portfolio and investment activity

During the quarter ended June 30, 2008, we invested approximately $80.0 million across two new and three existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($14.4 million, or 18%) or second liens ($9.0 million, or 11% of the total), unsecured or subordinated debt securities ($55.3 million, or 69%), senior secured notes ($0.3 million, or less than 1%) and equity securities ($1.0 million, or 1%). Additionally, we received proceeds from sales/repayments of principal of approximately $23.5 million during the quarter ended June 30, 2008.

At June 30, 2008, our portfolio of $1.15 billion (at fair value) consisted of 64 portfolio companies and was invested 60% in senior secured loans, 31% in unsecured or subordinated debt securities, 5% in senior secured notes, 4% in equity investments and less than 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $18.0 million. Our largest portfolio company investment by value was approximately $49.8 million and our five largest portfolio company investments by value comprised approximately 18% of our portfolio at June 30, 2008. At December 31, 2007, our portfolio of $1.10 billion (at fair value) consisted of 60 portfolio companies and was invested 64% in senior secured loans, 26% in unsecured or subordinated debt securities, 5% in equity investments, 4% in senior secured notes and approximately 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $18.3 million at December 31, 2007. Our largest portfolio company investment by value was approximately $44.9 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at December 31, 2007.

Our weighted average yield of the debt and income producing equity securities in our portfolio was 11.3% at June 30, 2008 and 12.4% at December 31, 2007. The weighted average yields on our senior secured loans and other debt securities were 10.3% and 12.8%, respectively, at June 30, 2008, versus 11.9% and 13.3%, respectively, at December 31, 2007. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash, cash equivalents and foreign currency.

At June 30, 2008, 48% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 52% bore interest at fixed rates. At December 31, 2007, 60% of our debt investments bore interest based on floating rates and 40% bore interest at fixed rates.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and our Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.32 at June 30, 2008. The following is a distribution of the investment ratings of our portfolio companies as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Grade 1	$856,260,053	$910,545,131
Grade 2	252,403,408	154,212,434
Grade 3	21,953,278	17,888,578
Grade 4	25,175,821	21,198,500

Total investments including unearned income	1,155,792,560	1,103,844,643
Unearned income	(6,583,468)	(5,583,857)

Total investments	$1,149,209,092	$1,098,260,786

Results of operations

Operating results for the three months ended June 30, 2008 as compared to June 30, 2007

Investment income

Investment income totaled $34,873,936 and $33,207,565, respectively, for the three months ended June 30, 2008 and 2007, of which $21,251,008 and $24,153,242 were attributable to interest and fees on senior secured loans, $12,966,651 and $8,547,392 to interest earned on other debt securities, $646,119 and $480,200 to dividends from preferred equity securities, $8,408 and $21,731 to interest earned on short-term investments and cash equivalents, and $1,750 and $5,000 to other income, respectively. The increase in investment income compared to the prior period reflects the growth of our portfolio as a result of the deployment of debt capital under our Credit Facility and equity capital from our initial public offering in July 2007. Total investments and borrowings increased to $1,149,209,092 and $484,000,000, respectively, at June 30, 2008, compared to $1,081,322,108 and $430,803,995 at June 30, 2007. Many of our floating rate debt investments bear interest based on LIBOR. Investment income increased despite lower prevailing levels of LIBOR compared to the prior period, as fixed rate instruments as a percentage of our debt investments increased to 52% at June 30, 2008 from 36% at June 30, 2007.

Expenses

Net expenses for the three months ended June 30, 2008 and 2007 were $11,610,343 and $15,849,392, respectively, which consisted of $5,583,589 and $3,400,913 in base management fees (net of base management fee waivers of $0 and $1,133,638, respectively), $0 and $5,831,674 in incentive management fees due to the Advisor, $311,998 and $259,773 in administrative services expenses, $240,141 and $396,195 in professional fees, $98,235 and $66,667 in director fees, $263,951 and $194,174 in Advisor expenses, $138,853 and $48,844 in insurance expenses, $4,292,574 and $5,434,516 in interest expense and fees related to the Credit Facility, $167,230 and $82,264 in amortization of debt issuance costs, and $513,772 and $134,372 in other expenses, respectively. No incentive management fees were incurred during the most recent period due primarily to the increase in unrealized depreciation on investments. In comparison to the prior period, interest expense and fees related to the Credit Facility declined due to lower prevailing levels of LIBOR. Professional fees declined due to efficiencies achieved in connection with management’s evaluation and testing of internal controls and procedures. The increase in general and administrative expenses other than professional fees reflects the growth of our portfolio and higher costs associated with being a publicly-traded company following the Public Market Event.

Net investment income

Net investment income was $23,263,593 and $17,358,173, respectively, for the three months ended June 30, 2008 and 2007 (which amounts would have been $23,263,593 and $16,224,535, respectively, without base management fee waivers). The increase was primarily due to portfolio growth and the benefits of leverage from increased borrowings under our Credit Facility.

Net realized gain or loss

Net realized loss of $(1,518,453) for the three months ended June 30, 2008 was the result of $211,059 in net gains realized from the disposition of investments and $(1,729,512) in net losses realized on foreign currency transactions during the period. For the three months ended June 30, 2007, the net realized gain was $469,187.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2008 and 2007, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(9,885,806) and $(5,203,827), respectively. For the three months ended June 30, 2008, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(11,471,395) and an increase in net unrealized appreciation on foreign currency translation of $1,585,589. For the three months ended June 30, 2007, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(5,611,947) and an increase in net unrealized appreciation on foreign currency translation of $408,120. The net change in unrealized appreciation or depreciation was primarily a result of declines in market quotations for the quoted investments in our portfolio, as well as reductions in the valuations of several unquoted investments, including Tygem Holdings, Inc. We believe the declines in valuations of our investments are due primarily to instability of the credit markets and changes in the current interest rate environment. The unrealized depreciation on investments does not have an impact on our current ability to pay distributions to stockholders.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended June 30, 2008 and 2007 was $11,859,334 and $12,623,533, respectively. As compared to the prior period, the decrease primarily reflects the increase in net unrealized depreciation on investments.

Operating results for the six months ended June 30, 2008 as compared to June 30, 2007

Investment income

Investment income totaled $70,568,453 and $58,259,795, respectively, for the six months ended June 30, 2008 and 2007, of which $43,962,023 and $42,514,687 were attributable to interest and fees on senior secured loans, $25,065,282 and $14,801,569 to interest earned on other debt securities, $1,521,753 and $740,677 to dividends from preferred equity securities, $17,099 and $184,367 to interest earned on short-term investments and cash equivalents, and $2,296 and $18,495 to other income, respectively. The increase in investment income compared to the prior period reflects the growth of our portfolio as a result of the deployment of debt capital under our Credit Facility and equity capital from our initial public offering in July 2007. Total investments and borrowings increased to $1,149,209,092 and $484,000,000, respectively, at June 30, 2008, compared to $1,081,322,108 and $430,803,995 at June 30, 2007.

Expenses

Net expenses for the six months ended June 30, 2008 and 2007 were $24,090,853 and $26,887,249, respectively, which consisted of $11,150,449 and $6,170,719 in base management fees (net of base management fee waivers of $0 and $2,056,907, respectively), $0 and $9,524,323 in incentive management fees due to the Advisor, $605,433 and $478,476 in administrative services expenses, $838,471 and $542,786 in professional fees, $192,735 and $130,172 in director fees, $538,849 and $390,267 in Advisor expenses, $276,436 and $89,775 in insurance expenses, $9,506,631 and $9,149,321 in interest expense and fees related to the Credit Facility, $333,425 and $144,969 in amortization of debt issuance costs, and $648,424 and $266,441 in other expenses, respectively. In comparison to the prior period, incentive management fees decreased primarily due to the increase in unrealized depreciation on investments. The increase in other expenses reflects the growth of our portfolio and higher costs associated with being a publicly-traded company following the Public Market Event.

Net investment income

Net investment income was $46,477,600 and $31,372,546, respectively, for the six months ended June 30, 2008 and 2007 (which amounts would have been $46,477,600 and $29,315,639, respectively, without base management fee waivers). The increase was primarily due to portfolio growth and the benefits of leverage from increased borrowings under our Credit Facility.

Net realized gain or loss

Net realized loss of $(1,312,938) for the six months ended June 30, 2008 was the result of $239,422 in net gains realized from the disposition of investments and $(1,552,360) in net losses realized on foreign currency transactions during the period. For the six months ended June 30, 2007, the net realized gain was $276,312.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2008 and 2007, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(72,778,842) and $(1,997,045), respectively. For the six months ended June 30, 2008, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(73,478,528) and an increase in net unrealized appreciation on foreign currency translation of $699,686. For the six months ended June 30, 2007, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(2,434,635) and an increase in net unrealized appreciation on foreign currency translation of $437,590. The net change in unrealized appreciation or depreciation was primarily a result of declines in market quotations for the quoted investments in our portfolio, as well as reductions in the valuations of several unquoted investments, including Tygem Holdings, Inc. We believe the declines in valuations of our investments are due primarily to instability of the credit markets and changes in the current interest rate environment. The unrealized depreciation on investments does not have an impact on our current ability to pay distributions to stockholders.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2008 and 2007 was $(27,614,180), and $29,651,813, respectively. As compared to the prior period, the decrease primarily reflects the increase in net unrealized depreciation on investments.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2008, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, and from sales of selected portfolio company investments or repayments of principal, as well as from dividends earned on preferred equity investments.

Our primary uses of funds from operations during the six months ended June 30, 2008 consisted of investments in portfolio companies (net of sales and repayments) of $123,117,489, base management fees of $11,150,449 and interest and fees incurred on Credit Facility borrowings of $9,506,631.

Our operating activities resulted in a net use of cash of $71,344,414 for the six months ended June 30, 2008.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total revolving loan commitments reverted to $400,000,000 on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. The Credit Facility will continue to be used to supplement our equity capital to make additional portfolio investments and for general corporate purposes. At June 30, 2008, we had $484,000,000 drawn and outstanding under the Credit Facility, with $61,000,000 available to us.

Our financing activities resulted in a net inflow of cash of $70,997,816 for the six months ended June 30, 2008, primarily from net borrowings under our Credit Facility.

At June 30, 2008, we had $4,731,097 in cash and cash equivalents. In addition, we had $204,179 in foreign currency at that date.

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

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at June 30, 2008 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$484	$—	$484	$—	$—

(1)	At June 30, 2008, $61 million remained unused under our Credit Facility.

Off-Balance sheet financing

At December 31, 2007, our only off-balance sheet contractual obligation or arrangement consisted of a commitment to make an equity investment of up to $2.5 million in an existing portfolio company, which commitment was funded in January 2008. We had no off-balance sheet contractual obligations or arrangements at June 30, 2008.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	June 30, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	June 30, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. Dividends reinvested pursuant to our dividend reinvestment plan totaled $17,231,470 for the six months ended June 30, 2008, versus $48,820,270 for the six months ended June 30, 2007. Pursuant to our dividend reinvestment plan, the dividend reinvestment price for the dividend paid to stockholders on June 30, 2008 was 95% of the closing market price of our common stock on that date, or $8.987 per common share, which was less than our net asset value. Reinvestment at this price resulted in dilution of our net asset value of approximately $0.09 per share at June 30, 2008.

With respect to the dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the three and six months ended June 30, 2008, these fees totaled $1,734,438 and $2,571,938, respectively. For the three and six months ended June 30, 2007, such fees totaled $2,499,512 and $3,793,262, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Recent developments

On June 22, 2008, the owners of the Advisor amended its limited liability operating agreement to reduce the voting power of certain of its owners, which may enable us to enter into transactions with persons that previously would have been considered affiliated persons. The amendment may have been deemed to cause an “assignment,” as defined in the 1940 Act, of our investment management agreement and such an assignment results in termination of the agreement under the 1940 Act. Pursuant to the approval of our Board of Directors at an in-person meeting on March 5, 2008 and of our stockholders at our Annual Meeting of Stockholders on March 27, 2007, we have entered into a new investment management agreement, the terms of which are identical to the previous investment management agreement, except for the date of the agreement and the expiration of its initial term. The date of the new agreement is June 22, 2008 and its initial term expires on June 22, 2010.

On August 7, 2008, our Board of Directors declared a dividend of $0.43 per share, payable on September 30, 2008 to stockholders of record at the close of business on September 15, 2008.

On August 7, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5% of our outstanding shares of common stock from time to time in open market or privately negotiated transactions. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash. The repurchase plan is expected to be in effect through the earlier of June 30, 2009 or until the approved number of shares have been repurchased.

On August 7, 2008, we adopted certain amendments to our by-laws to comply with requirements of The NASDAQ Global Select Market with respect to our ability to issue common stock in uncertificated form and to clarify our named officer positions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2008, 48% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our June 30, 2008 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $14,400,000, or $0.27 per share, in the value of our net assets at June 30, 2008 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $14,000,000, or $0.26 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2008 and 2007, we did not engage in any interest rate hedging activity.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and the Advisor are not currently subject to any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

3.3	Amended and Restated By-Laws of the Registrant.

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

Date: August 8, 2008	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: August 8, 2008	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer