Form 10-Q
period 2008-09-30
BlackRock Kelso Capital CORP
filed 2008-11-10
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 6, 2008 was 55,423,416.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	September 30, 2008	December 31, 2007
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,122,335,709 and $1,049,585,229)	$996,248,332	$1,018,013,709
Non-controlled, affiliated investments (amortized cost of $64,337,949 and $66,907,657)	54,876,927	65,412,682
Controlled investments (amortized cost of $42,467,130 and $38,881,854)	—	14,834,395

Total investments at fair value (amortized cost of $1,229,140,788 and $1,155,374,470)	1,051,125,259	1,098,260,786
Cash and cash equivalents	61,330,283	5,077,695
Foreign currency at fair value (cost of $742,667 and $10,291)	733,078	10,864
Net unrealized appreciation on forward foreign currency contracts	3,309,690	—
Interest receivable	19,125,247	14,260,266
Dividends receivable	3,425,201	1,796,615
Prepaid expenses and other assets	3,064,093	2,414,954

Total Assets	$1,142,112,851	$1,121,821,180

Liabilities:
Payable for investments purchased	$1,060,000	$—
Net unrealized depreciation on forward foreign currency contracts	—	451,944
Credit facility payable	491,000,000	381,300,000
Interest payable on credit facility	1,226,004	1,508,277
Dividend distributions payable	—	3,310,606
Base management fees payable	5,841,124	5,606,213
Accrued administrative services	262,741	361,118
Other accrued expenses and payables	1,554,092	1,091,153

Total Liabilities	500,943,961	393,629,311

Net Assets:
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 55,670,594 and 52,825,109 issued and 55,650,246 and 52,825,109 outstanding	55,650	52,825
Paid-in capital in excess of par	818,871,595	790,378,102
Distributions in excess of net investment income	(2,463,476)	(5,411,353)
Accumulated net realized gain (loss)	(554,093)	729,635
Net unrealized depreciation	(174,740,786)	(57,557,340)

Total Net Assets	641,168,890	728,191,869

Total Liabilities and Net Assets	$1,142,112,851	$1,121,821,180

Net Asset Value Per Share	$11.52	$13.78

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$35,516,763	$30,901,350	$101,133,085	$85,410,789
Dividends	472,562	369,249	1,257,265	585,317
Other income	16,142	16,500	18,438	34,995
From non-controlled, affiliated investments:
Interest	1,170,717	1,141,468	3,525,042	1,983,094
Dividends	257,618	568,083	994,668	653,925
Other income	—	—	—	300,000
From controlled investments:
Interest	11,910	951,449	1,085,667	2,801,006
Dividends	—	215,787	—	654,555

Total investment income	37,445,712	34,163,886	108,014,165	92,423,681

Expenses:
Base management fees	5,841,124	5,319,049	16,991,573	13,546,675
Incentive management fees	—	(112,226)	—	9,412,097
Administrative services	261,744	325,608	867,177	804,084
Professional fees	622,532	260,960	1,461,003	803,746
Director fees	82,450	121,688	275,185	251,860
Investment advisor expenses	283,301	218,221	822,150	608,488
Insurance	119,781	112,146	396,217	201,921
Interest and credit facility fees	4,311,893	5,321,907	13,818,524	14,471,228
Amortization of debt issuance costs	149,068	62,819	482,493	207,788
Other	191,941	178,092	840,365	444,533

Expenses before management fee waiver	11,863,834	11,808,264	35,954,687	40,752,420
Base management fee waiver	—	—	—	(2,056,907)

Net expenses	11,863,834	11,808,264	35,954,687	38,695,513

Net Investment Income	25,581,878	22,355,622	72,059,478	53,728,168

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	187,711	860,090	314,350	1,529,132
Non-controlled, affiliated investments	—	—	112,783	—
Foreign currency	(158,501)	(531,262)	(1,710,861)	(923,992)

Net realized gain (loss)	29,210	328,828	(1,283,728)	605,140

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(36,330,023)	(17,055,475)	(94,515,860)	(14,338,411)
Non-controlled, affiliated investments	(1,700,589)	3,898,046	(7,966,047)	3,885,522
Controlled investments	(9,392,438)	(5,653,788)	(18,419,671)	(10,792,963)
Foreign currency translation	3,018,444	(1,407,763)	3,718,130	(970,173)

Net change in unrealized appreciation or depreciation	(44,404,606)	(20,218,980)	(117,183,448)	(22,216,025)

Net realized and unrealized gain (loss)	(44,375,396)	(19,890,152)	(118,467,176)	(21,610,885)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(18,793,518)	$2,465,470	$(46,407,698)	$32,117,283

Net Investment Income Per Share	$0.47	$0.44	$1.34	$1.23

Earnings (Loss) Per Share	$(0.34)	$0.05	$(0.87)	$0.74

Basic and Diluted Weighted-Average Shares Outstanding	54,632,752	51,190,376	53,588,041	43,600,033

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$72,059,478	$53,728,168
Net change in unrealized appreciation or depreciation	(117,183,448)	(22,216,025)
Net realized gain (loss)	(1,283,728)	605,140

Net increase (decrease) in net assets resulting from operations	(46,407,698)	32,117,283

Dividend Distributions to Stockholders from:
Net investment income	(69,111,601)	(54,660,300)

Capital Share Transactions:
Proceeds from shares sold	—	164,143,683
Less offering costs	—	(9,884,838)
Reinvestment of dividends	28,689,398	60,637,978
Purchase of treasury stock	(193,078)	—

Net increase in net assets resulting from capital share transactions	28,496,320	214,896,823

Total Increase (Decrease) in Net Assets	(87,022,979)	192,353,806
Net assets at beginning of period	728,191,869	561,799,922

Net assets at end of period	$641,168,890	$754,153,728

Capital Share Activity:
Shares issued from subscriptions	—	10,273,904
Shares issued from reinvestment of dividends	2,845,485	4,077,016
Purchase of treasury stock	(20,348)	—

Total increase in shares	2,825,137	14,350,920

Distributions in Excess:
Distributions in excess of net investment income, end of period	$(2,463,476)	$(4,324,681)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007*
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(46,407,698)	$32,117,283
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of long-term investments	(183,326,767)	(635,102,461)
Purchases of foreign currency—net	(2,277,249)	(302,953)
Proceeds from sales/repayments of long-term investments	112,069,141	273,915,761
Net change in unrealized depreciation on investments	120,901,578	21,245,852
Net change in unrealized appreciation on foreign currency translation	(3,718,130)	970,173
Net realized gain on investments	(427,133)	(1,529,132)
Net realized loss on foreign currency	1,710,861	923,992
Amortization of premium/discount—net	(2,280,622)	(992,434)
Amortization of debt issuance costs	482,493	207,788
Increase in interest receivable	(4,864,981)	(13,794,097)
Increase in dividends receivable	(1,628,586)	(1,838,686)
Increase in prepaid expenses and other assets	(1,151,632)	(305,849)
Increase (decrease) in payable for investments purchased	1,060,000	(7,672,698)
Increase in offering costs payable	—	65,288
Increase in base management fees payable	234,911	3,161,968
Decrease in incentive management fees payable	—	(4,443,298)
Decrease in accrued administrative services payable	(98,377)	(773)
Increase (decrease) in interest payable on credit facility	(282,273)	4,553,549
Increase in other accrued expenses and payables	462,939	123,234

Net cash used in operating activities	(9,541,525)	(328,697,493)

Financing Activities:
Net proceeds from issuance of common stock	—	154,258,845
Dividend distributions paid	(72,422,207)	(70,463,810)
Dividend distributions reinvested	28,689,398	60,637,978
Borrowings under credit facility	202,700,000	1,247,203,995
Repayments under credit facility	(93,000,000)	(1,064,803,995)
Decrease (increase) in deferred debt issuance costs	20,000	(81,948)
Purchase of treasury stock	(193,078)	—

Net cash provided by financing activities	65,794,113	326,751,065

Net increase (decrease) in cash and cash equivalents	56,252,588	(1,946,428)
Cash and cash equivalents, beginning of period	5,077,695	3,036,413

Cash and cash equivalents, end of period	$61,330,283	$1,089,985

Supplemental disclosure of cash flow information:
Interest paid during period	$13,893,802	$9,748,088
Franchise and income taxes paid during period	$93,449	$60,600

*	Certain amounts have been reclassified to conform to the current period’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

September 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Senior Secured Notes—8.0%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000		$23,066,882	$20,915,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13.	Food Service Equipment	30,578,200		30,578,200	30,578,200	(b)

Total Senior Secured Notes				53,645,082	51,493,200

Unsecured Debt—26.5%
AMC Entertainment Holdings, Inc., 7.82% PIK (LIBOR + 5.00%), 6/13/12	Entertainment	13,497,866		13,276,027	9,448,506
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	49,403,243		49,403,243	43,227,838
BE Foods Investments, Inc., 7.32% (LIBOR + 4.50% cash or 5.25% PIK), 7/11/12	Food	24,950,709		24,282,055	22,954,652
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	36,238,443		36,238,443	23,927,100	(b)
Lucite International Luxembourg Finance S.àr.l., 13.96% PIK (EURIBOR + 9.00%), 7/14/14(c)	Chemicals	12,155,635	(d)	15,500,809	11,952,108
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	45,423,354		45,423,354	45,423,354	(b)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(e)	Financial Services	9,671,191		9,671,191	7,446,817
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(e)	Financial Services	6,520,517		6,190,905	5,216,414

Total Unsecured Debt				199,986,027	169,596,789

Subordinated Debt—24.1%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,060,930		19,060,930	19,060,930	(b)
Advanstar, Inc.,10.76% PIK (LIBOR + 7.00%), 11/30/15	Printing/ Publishing	6,972,272		6,972,272	5,191,946	(b)
Al Solutions, Inc., 16.00% PIK, 12/29/13(f)(g)	Metals	13,680,233		13,541,871	236,100	(b)
Conney Safety Products, LLC, 16.00%, 10/1/14	Safety Products	30,000,000		30,000,000	30,000,000	(b)
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000		25,000,000	25,000,000	(b)
Mattress Giant Corporation, 16.25% PIK, 8/1/12(g)	Bedding —Retail	15,185,673		15,098,343	8,495,300	(b)
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(e)	Information Services	8,000,000		8,068,894	7,840,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,214,343		15,214,343	15,214,343	(b)
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000		4,907,444	4,904,000	(b)
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,510,798		10,510,798	10,510,798	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	$15,021,667		$15,021,667	$15,021,667	(b)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(e)	Security Services	7,000,000		7,000,000	6,580,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,715,353		7,715,353	6,301,700	(b)

Total Subordinated Debt				178,111,915	154,356,784

Senior Secured Loans—100.2%(h)
Advanstar Communications Inc., Second Lien, 8.76% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	10,425,187	(b)
Alpha Media Group Inc., Second Lien, 11.26% (LIBOR + 7.50%), 2/11/15	Publishing	20,000,000		19,316,973	16,000,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	40,200,000		40,200,000	40,200,000	(b)
American Safety Razor Company, LLC, Second Lien, 9.96% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	8,900,000
American SportWorks LLC, Second Lien, 18.00% (15.00% cash, 3.00% PIK), 6/27/14(i)	Utility Vehicles	13,506,033		13,506,033	13,506,033	(b)
AmQuip Crane Rental LLC, Second Lien, 9.48% (LIBOR + 5.75%), 6/29/14	Construction Equipment	22,000,000		22,000,000	20,020,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 9.50% (Base Rate + 4.50%), 10/24/10	Plastic Packaging	1,230,907		1,226,959	895,200	(b)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 13.50% (Base Rate + 8.50%), 4/24/11(g)	Plastic Packaging	2,308,004		2,298,613	565,000	(b)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 17.00% PIK (Base Rate + 12.00%), 10/24/11(g)	Plastic Packaging	916,240		864,271	—	(b)
Arclin US Holdings Inc., Second Lien, 9.31% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	13,121,700	(b)
Bankruptcy Management Solutions, Inc., Second Lien, 9.95% (LIBOR + 6.25%), 7/31/13	Financial Services	24,500,000		24,500,000	20,676,500	(b)
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 13.50%, 6/29/12(c)	Discount Stores	14,076,230	(j)	13,595,104	13,239,494	(b)
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 13.50%, 7/1/12(c)	Discount Stores	19,348,770	(j)	18,078,941	18,198,617	(b)
Berlin Packaging L.L.C., Second Lien, 9.31% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,380,000	20,520,000
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(b)
Custom Direct, Inc. et al., Second Lien, 9.76% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	4,850,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Deluxe Entertainment Services Group Inc., Second Lien, 9.76% (LIBOR + 6.00%), 11/11/13	Entertainment	$12,000,000	$12,000,000	$8,100,000
Electrical Components International, Inc., Second Lien, 12.73% (LIBOR + 9.25%), 5/1/14	Electronics	22,000,000	21,060,000	11,660,000
Event Rentals, Inc., Acquisition Loan, First Lien, 6.98% (LIBOR + 4.00%), 12/19/13	Party Rentals	15,000,000	15,000,000	14,925,000
Facet Technologies, LLC, Second Lien, 16.00% (LIBOR + 2.00% cash, 10.00% PIK), 1/26/12	Medical Devices	27,843,525	27,843,525	27,843,525	(b)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 8.75% (Base Rate + 3.75%), 1/18/13	Retail Grocery	1,485,000	1,482,340	1,485,000	(b)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,690,599	11,647,086	11,690,599	(b)
Fitness Together Franchise Corporation, First Lien, 8.95% (LIBOR + 6.25%), 7/14/12	Personal Fitness	12,950,000	12,908,296	12,908,296	(b)
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 7.75% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,678,231	3,676,066	3,126,496	(b)
Heartland Automotive Services II Inc. et al., Acquisition Loan, First Lien, 8.00% (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,799,837	1,799,837	1,529,861
HIT Entertainment, Inc., Second Lien, 8.30% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	775,000
InterMedia Outdoor, Inc., Second Lien, 10.51% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,050,000
Isola USA Corp., First Lien, 10.51% (LIBOR + 6.75%), 12/18/12	Electronics	9,230,263	9,132,565	8,537,993
Isola USA Corp., Second Lien, 13.80% (LIBOR + 11.00%), 12/18/13	Electronics	25,000,000	25,000,000	21,750,000
Kaz, Inc. et al., M&E Loan, First Lien, 7.19% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(b)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	35,721,617	35,382,826	35,382,826	(b)
LJVH Holdings Inc., Second Lien, 9.26% (LIBOR + 5.50%), 1/19/15(c)	Specialty Coffee	25,000,000	25,000,000	21,875,000
MCCI Group Holdings, LLC, Second Lien, 10.06% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,947,350	29,000,000	(b)
NAMIC/VA, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,759,023	14,475,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,684,281	33,250,000
Oriental Trading Company, Inc., Second Lien, 9.71% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	1,612,500

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Penton Media, Inc. et al., Second Lien, 7.80% (LIBOR + 5.00%), 2/1/14(i)	Information Services	$26,000,000	$25,582,374	$18,525,000
Physiotherapy Associates, Inc. et al., Second Lien, 13.00% (LIBOR + 9.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	12,325,000
PQ Corporation, Second Lien, 9.30% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,739,440	8,375,000
Precision Parts International Services Corp. et al., First Lien, 8.51% (LIBOR + 5.50%), 9/30/11	Automotive Parts	2,867,973	2,867,973	2,337,398
Premier Yachts, Inc. et al., Term A, First Lien, 7.45% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,367,589	7,343,708	7,349,170
Premier Yachts, Inc. et al., Term B, First Lien, 10.75% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,915,121	1,916,430
Sunrise Medical LTC LLC et al., Second Lien, 10.27% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	13,331,700	(b)
Total Safety U.S. Inc., Second Lien, 9.54% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,505,000
United Subcontractors, Inc., Second Lien, 12.42% (LIBOR + 7.25% cash, 2.00% PIK), 6/27/13	Building and Construction	10,058,929	10,058,929	4,878,580
Water Pik, Inc., Second Lien, 8.25% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	28,500,000	(b)
WBS Group LLC et al., Second Lien, 9.06% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	16,600,000	(b)
Wembley, Inc., Second Lien, 7.06% (LIBOR + 4.25%), 8/23/12(g)	Gaming	1,000,000	1,000,000	200,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 7.81% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	6,084,000	(b)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 10.81% (LIBOR + 7.00%), 3/30/11(g)	Restaurants	8,334,656	8,334,656	7,302,900	(b)

Total Senior Secured Loans			721,882,290	642,325,005

Preferred Stock—0.9%
Facet Holdings Corp., Class A, 12.00% PIK(g)	Medical Devices	900	900,000	—	(b)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(b)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(i)	Sheet Metal Fabrication	5,376	5,376,000	5,537,280	(b)
Tygem Holdings, Inc., 8.00% PIK(f)(g)	Metals	10,789,367	10,826,867	—	(b)
Tygem Holdings, Inc., Series B Convertible(f)(k)	Metals	54,574,501	14,725,535	—	(b)

Total Preferred Stock			32,015,902	5,724,780

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Common Stock—1.7%(k)
BKC ASW Blocker, Inc.(i)(l)	Utility Vehicles	1,000	$250,000	$78,274	(b)
BKC DVSH Blocker, Inc.(m)	Augmentative Communication Products	100	1,000,000	1,100,000	(b)
BKC MTCH Blocker, Inc.(n)	Transportation	1,000	5,000,000	3,800,000	(b)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(b)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	61,200	(b)
M & M Tradition Holdings Corp.(i)	Sheet Metal Fabrication	500,000	5,000,000	5,550,000	(b)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	—	(b)
Tygem Holdings, Inc.(f)	Metals	3,596,456	3,608,956	—	(b)

Total Common Stock			17,071,456	10,589,474

Limited Partnership/Limited Liability Company Interests—3.4%
ARS Investment Holdings, LLC(k)	HVAC/Plumbing Services	66,902	—	520,000	(b)
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	5,333,333	—	(b)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(e)	Financial Services	1,750	1,650,005	1,496,250
PG Holdco, LLC, 15.00% PIK	Healthcare Services	333	333,333	333,333	(b)
PG Holdco, LLC, Class A(k)	Healthcare Services	16,667	166,667	166,667	(b)
Prism Business Media Holdings LLC(i)(k)	Information Services	68	14,943,200	12,000,000	(b)
Sentry Common Investors, LLC(k)	Security Services	147,271	147,271	—	(b)
Sentry Security Systems Holdings, LLC 8.00% PIK	Security Services	602,729	602,729	474,977	(b)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	6,922,018	(b)

Total Limited Partnership/Limited Liability Company Interests			31,176,538	21,913,245

Equity Warrants/Options—0.2%(k)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	—	(b)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(b)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	54,900	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	204,584	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	28,631	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	13,275	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	6,661	(b)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(e)	Financial Services	455	444,452	765,917

Total Equity Warrants/Options			1,199,564	1,073,968

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2008

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,235,088,774	$1,057,073,245
UNEARNED INCOME—(0.9)%			(5,947,986)	(5,947,986)

TOTAL INVESTMENTS—163.9%			$1,229,140,788	1,051,125,259

OTHER ASSETS & LIABILITIES (NET)—(63.9)%				(409,956,369)

NET ASSETS—100.0%				$641,168,890

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.

(b)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $632,039,825 or 98.6% of net assets at September 30, 2008.

(c)	Non-U.S. company or principal place of business outside the U.S.

(d)	Principal amount is denominated in Euros.

(e)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 4.6% of net assets at September 30, 2008.

(f)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at September 30, 2008	Interest Income**
Al Solutions, Inc. Subordinated Debt	$12,648,145	$893,726	$(13,305,771)	$236,100	$1,085,667
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	2,613,900	2,500,000	(5,113,900)	—	—
Common Stock	—	—	—	—	—
Less: Unearned Income	(427,650)	191,550	—	(236,100)	—

Totals	$14,834,395	$3,585,276	$(18,419,671)	$—	$1,085,667

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	For the nine months ended September 30, 2008. There were no realized gains (losses) or dividend income from these securities during the period.

The aggregate fair value of controlled investments (net of unearned income) at September 30, 2008 was zero.

(g)	Non-accrual status (in default) at September 30, 2008 and therefore non-income producing.

(h)

Approximately 67% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 9% of such senior secured loans have floors between 3.25% and

The accompanying notes are an integral part of these financial statements.

4.00% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of September 30, 2008 of all contracts within the specified loan facility.

(i)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2008	Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC:
Senior Secured Loan	$13,202,280	$303,753	$—	$—	$13,506,033	$—	$1,864,473	$—
Common Stock	406,689	—	—	(328,415)	78,274	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	9,415,180	—	(3,832,000)	(45,900)	5,537,280	112,783	—	994,668
Common Stock	5,000,000	—	—	550,000	5,550,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	21,250,000	916,732	—	(3,641,732)	18,525,000	—	1,660,569	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	16,500,000	—	—	(4,500,000)	12,000,000	—	—	—
Less: Unearned Income	(361,467)	41,807	—	—	(319,660)	—	—	—

Totals	$65,412,682	$1,262,292	$(3,832,000)	$(7,966,047)	$54,876,927	$112,783	$3,525,042	$994,668

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

***	For the nine months ended September 30, 2008.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at September 30, 2008 represents 8.6% of net assets.

(j)	Principal amount is denominated in Canadian dollars.

(k)	Non-income producing equity securities at September 30, 2008.

(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.

(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.

(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

PIK	Payment-in-kind.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Notes—6.2%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$14,550,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,277,111		30,277,111	30,277,111	(d)

Total Senior Secured Notes				45,277,111	44,827,111

Unsecured Debt—24.8%
AMC Entertainment Holdings, Inc., 9.99% PIK (LIBOR + 5.00%), 6/13/12	Entertainment	12,661,936		12,395,105	11,981,357
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	45,152,493		45,152,493	42,669,106
BE Foods Investments, Inc., 10.50% PIK (LIBOR + 5.25%), 7/11/12	Food	25,486,292		24,683,196	23,702,251
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	32,756,167		32,756,167	32,756,167	(d)
Lucite International Luxembourg Finance S.àr.l., 13.64% PIK (EURIBOR + 9.00%), 7/14/14(e)	Chemicals	10,978,044	(f)	13,666,704	14,987,131
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	39,500,000		39,500,000	39,500,000	(d)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Financial Services	9,000,000		9,000,000	9,045,000
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Financial Services	6,000,000		5,658,622	5,685,687

Total Unsecured Debt				182,812,287	180,326,699

Subordinated Debt—14.9%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	18,777,852		18,777,852	18,777,852	(d)
Advanstar, Inc., 11.84% PIK (LIBOR + 7.00%), 11/30/15	Printing/ Publishing	6,441,546		6,441,546	6,441,546
Al Solutions, Inc., 16.00% PIK, 12/29/13(g)	Metals	12,648,145		12,648,145	12,648,145	(d)
Conney Safety Products, LLC, 16.00%, 10/01/14	Safety Products	25,000,000		25,000,000	25,000,000	(d)
Mattress Giant Corporation, 13.25% (11.00% cash, 2.25% PIK), 8/1/12	Bedding —Retail	13,944,709		13,840,288	13,247,474
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000		8,074,656	8,220,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,274,409		10,274,409	10,274,409	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	$7,000,000		$7,000,000	$6,650,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,561,250		7,561,250	7,561,250	(d)

Total Subordinated Debt				109,618,146	108,820,676

Senior Secured Loans—97.9%(h)
Advanstar Communications Inc., Second Lien, 9.84% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	12,880,000
Alpha Media Group Inc., Second Lien, 12.33% (LIBOR + 7.50%), 2/11/15	Publishing	20,000,000		19,236,444	18,400,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/Plumbing Services	40,000,000		40,000,000	40,000,000	(d)
American Safety Razor Company, LLC, Second Lien, 11.69% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	9,950,000
American SportWorks LLC, Second Lien, 18.00% (15.00% cash, 3.00% PIK), 6/27/14(i)	Utility Vehicles	13,202,280		13,202,280	13,202,280	(d)
AmQuip Crane Rental LLC, Second Lien, 10.63% (LIBOR + 5.75%), 6/29/14	Construction Equipment	22,000,000		22,000,000	21,340,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 11.75% PIK (Base Rate + 4.50%), 10/24/10	Plastic Packaging	4,847,723		4,829,127	4,847,723	(d)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 15.75% PIK (Base Rate + 8.50%), 4/24/11	Plastic Packaging	2,308,004		2,295,861	1,568,358	(d)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 19.25% PIK (Base Rate + 12.00%), 10/24/11(j)	Plastic Packaging	916,240		851,534	—	(d)
Arclin US Holdings Inc., Second Lien, 11.40% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	14,500,000	(d)
Bankruptcy Management Solutions, Inc., Second Lien, 11.10% (LIBOR + 6.25%), 7/31/13	Financial Services	24,687,500		24,687,500	20,367,188
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 11.81% (CBA + 7.00%), 7/1/12(e)	Discount Stores	19,739,508	(k)	18,414,992	19,800,510	(d)
Berlin Packaging L.L.C., Second Lien, 11.85% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,312,346	23,040,000
Cannondale Bicycle Corporation, Second Lien, 10.85% (LIBOR + 6.00%), 6/5/10	Bicycles/Apparel	10,000,000		10,000,000	10,000,000	(d)
Champion Energy Corporation et al., First Lien, 12.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Custom Direct, Inc. et al., Second Lien, 10.84% (LIBOR + 6.00%), 12/31/14	Printing	$10,000,000	$10,000,000	$8,500,000
Deluxe Entertainment Services Group Inc., Second Lien, 10.83% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000	12,000,000	10,800,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.38% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,351,322	3,333,809	3,351,322	(d)
DynaVox Systems LLC, Term Loan C, First Lien, 9.88% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000	1,740,579	1,750,000	(d)
Eight O’Clock Coffee Company et al., Second Lien, 11.38% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000	14,000,000	13,440,000
Electrical Components International, Inc., Second Lien, 11.37% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000	20,000,000	16,000,000
Event Rentals, Inc., Acquisition Loan, First Lien, 9.05% (LIBOR + 4.00%), 12/19/13	Party Rentals	15,000,000	15,000,000	14,925,000
Facet Technologies, LLC, Second Lien, 11.88% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(d)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 9.96% (LIBOR + 5.00%), 1/18/13	Retail Grocery	1,485,000	1,481,877	1,485,000	(d)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,601,670	11,551,996	11,601,670	(d)
Fitness Together Franchise Corporation, First Lien, 11.40% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,150,000	13,099,256	13,099,256	(d)
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 12.00% (Base Rate + 4.75%), 2/27/12(j)	Automobile Repair	3,558,311	3,555,669	3,415,978
Heartland Automotive Services II Inc. et al., Acquisition Loan, First Lien, 12.25%, (Base Rate + 5.00%), 2/27/12(j)	Automobile Repair	1,740,000	1,740,000	1,722,600
HIT Entertainment, Inc., Second Lien, 10.38% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	950,000
InterMedia Outdoor, Inc., Second Lien, 11.58% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	9,600,000
Isola USA Corp., First Lien, 9.58% (LIBOR + 4.75%), 12/18/12	Electronics	9,900,000	9,776,400	9,306,000
Isola USA Corp., Second Lien, 12.83% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	23,500,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.69% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(d)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	41,753,560	41,274,295	41,274,295	(d)

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(i)	Sheet Metal Fabrication	9,208	$9,208,000	$9,415,180	(d)
Tygem Holdings, Inc., 8.00% PIK(g)(j)	Metals	10,789,367	10,826,867	—	(d)
Tygem Holdings, Inc., Series B Convertible(g)(l)	Metals	45,567,701	12,225,535	2,613,900	(d)

Total Preferred Stock			33,347,902	12,535,000

Common Stock—1.7%(l)
BKC ASW Blocker, Inc.(i)(m)	Utility Vehicles	1,000	250,000	406,689	(d)
BKC MTCH Blocker, Inc.(n)	Transportation	1,000	5,000,000	5,100,000	(d)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(d)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	77,400	(d)
M & M Tradition Holdings Corp.(i)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000	(d)
MGHC Holding Corporation	Bedding—Retail	205,000	2,050,000	1,700,000	(d)
Tygem Holdings, Inc.(g)	Metals	3,596,456	3,608,956	—	(d)

Total Common Stock			16,071,456	12,284,089

Limited Partnership/Limited Liability Company Interests— 4.2%
ARS Investment Holdings, LLC(l)	HVAC/Plumbing Services	66,902	—	575,000	(d)
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	3,200,000	(d)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)	Financial Services	1,750	1,650,005	1,657,860
Prism Business Media Holdings LLC(i)(l)	Information Services	68	14,943,201	16,500,000	(d)
Sentry Common Investors, LLC(l)	Security Services	147,271	147,271	147,300	(d)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729	(d)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	8,000,000	(d)

Total Limited Partnership/Limited Liability Company Interests			30,676,539	30,682,889

Equity Warrants/Options—0.2%(l)
ATEP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATH Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATPP Holdings, Inc., expire 10/24/15	Plastic Packaging	470	90,112	—	(d)
ATPR Holdings, Inc., expire 10/24/15	Plastic Packaging	470	—	—	(d)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	55,400	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	477,065	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	81,554	(d)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Kaz, Inc., expire 12/8/16	Consumer Products	16	$24,000	$44,333	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	25,378	(d)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	446,672

Total Equity Warrants/Options			1,199,562	1,130,402

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,160,958,597	1,103,844,643
UNEARNED INCOME—(0.8)%			(5,583,857)	(5,583,857)

TOTAL INVESTMENTS—150.8%			$1,155,374,740	1,098,260,786

OTHER ASSETS & LIABILITIES (NET)—(50.8)%				(370,068,917)

NET ASSETS—100.0%				$728,191,869

(a)	Unaudited.

(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.

(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 6.4% of net assets at December 31, 2007.

(d)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $559,803,995, or 76.9% of net assets at December 31, 2007.

(e)	Non-U.S. company or principal place of business outside the U.S.

(f)	Principal amount is denominated in Euros.

(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest Income***
Al Solutions, Inc. Subordinated Debt	$22,000,000	$3,296,290	$(12,648,145)	$—	$12,648,145	$3,808,869
Tygem Holdings, Inc.: Preferred Stock	10,826,867	—	—	(10,826,867)	—	—
Preferred Stock Series B	—	12,225,535	—	(9,611,635)	2,613,900	—
Convertible
Common Stock	3,608,956	—	—	(3,608,956)	—	—
Less: Unearned Income	(998,763)	571,113	—	—	(427,650)	—

Totals	$35,437,060	$16,092,938	$(12,648,145)	$(24,047,458)	$14,834,395	$3,808,869

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The accompanying notes are an integral part of these financial statements.

***	For the year ended December 31, 2007. There were no realized gains (losses) or dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2007 represents 2.0% of net assets.

(h)	Approximately 80% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Canadian Bankers’ Acceptance Rate (CBA), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate as of December 31, 2007 of all contracts within the specified loan facility.

(i)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest/ Other Income**	Dividend Income**
American SportWorks LLC:
Senior Secured Loan	$—	$13,202,280	$—	$13,202,280	$1,248,969	$—
Common Stock	—	250,000	156,689	406,689	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	—	9,208,000	207,180	9,415,180	300,000	1,191,434
Common Stock	—	5,000,000	—	5,000,000	—	—
Penton Media, Inc.
Senior Secured Loan	—	24,665,642	(3,415,642)	21,250,000	2,010,213	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	—	14,943,201	1,556,799	16,500,000	—	—
Less: Unearned Income	—	(361,467)	—	(361,467)	—	—

Totals	$—	$66,907,656	$(1,494,794)	$65,412,682	$3,559,182	$1,191,434

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	For the year ended December 31, 2007. There were no realized gains (losses) from these securities during the year.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2007 represents 9.0% of net assets.

(j)	Non-accrual status (in default) at December 31, 2007 and therefore non-income producing.

(k)	Principal amount is denominated in Canadian dollars.

(l)	Non-income producing equity securities at December 31, 2007.

(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.

(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

PIK	Payment-in-kind.

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

The significant accounting policies consistently followed by the Company are:

(a)

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company generally obtains market quotations from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for many of the investments in its portfolio, the Company expects to value many of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “forced” sale by a distressed seller.

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

The types of factors that the Company may take into account in fair value pricing its investments include, as relevant, the enterprise value of the portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be sold and other relevant factors. Determination of fair values involves subjective judgments and estimates. Accordingly, these notes to the financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

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

(f)	Dividends and distributions to common stockholders are recorded on the record date. The amount to be paid out as a dividend is determined by the Board of Directors. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

(g)	Loans are placed on non-accrual status, as a general matter, when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. At September 30, 2008, 3.6% of total debt investments at amortized cost (or 1.6% at fair value) were on non-accrual status.

(h)	Recently Issued Accounting Pronouncements:

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, the Company’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, FSP 157-3 did not affect the Company’s practices for determining the fair value of its investment portfolio and did not have a material impact on the Company’s financial statements.

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

Prior to the completion of the Public Market Event, the Advisor agreed to waive its rights to receive a portion of the Management Fee the Advisor would otherwise be entitled to receive from the Company. All such fee waivers terminated upon completion of the Public Market Event.

For the three and nine months ended September 30, 2008, the Advisor earned $5,841,124 and $16,991,573, respectively, in base management fees from the Company. For the three and nine months ended September 30, 2007, the Advisor earned $5,319,049 and $11,489,768, respectively, in such fees, net of the waiver provision.

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

•	The “pre-offering period” began on July 25, 2006 and ended on June 30, 2007.

•	The “transition period” began on July 1, 2007 and ended on June 30, 2008.

•

The initial “trailing four quarters’ periods” ended on September 30, 2008. In other words, the income portion of the Incentive Fee payable for the quarterly period ended on September 30, 2008 was determined by reference to the four quarter period ended on September 30, 2008.

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

Quarterly Incentive Fee Based on Income. For each of the first three measurement periods referred to above (the pre-offering period, the transition period and each trailing four quarters’ period), the Company paid or will pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess described in this paragraph for each period is referred to as the excess income amount.

The portion of the Incentive Fee based on income for each period equals 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equal 20% of the period’s excess income amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on income for the period equals an amount such that the cumulative Incentive Fee payments to the Advisor during the period based on income equals 20% of the period’s excess income amount.

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated separately for each of two periods: the pre-offering period (on a quarterly basis) and after the pre-offering period (on an annual basis). For each period, the Company paid or will pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess described in this paragraph is referred to as the excess gain amount.

The portion of the Incentive Fee based on capital gains for each period equals 50% of the period’s excess gain amount, until such payments equal 20% of the period’s excess gain amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period equals an amount such that the portion of the Incentive Fee payments to the Advisor based on capital gains for the period equals 20% of the period’s excess gain amount. The result of this formula is that, if the portion of the Incentive Fee based on income for the period exceeds the period’s hurdle, then the portion of the Incentive Fee based on capital gains is capped at 20% of the excess gain amount.

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

For the three and nine months ended September 30, 2008, the Advisor earned no Incentive Fees from the Company as the hurdle rate was not achieved. Although the Company did not incur any Incentive Fees during the nine months ended September 30, 2008, it may incur such fees in the future relating to investment performance since December 31, 2007 measured on a trailing four quarters’ basis. For the three and nine months ended September 30, 2007, the Advisor earned $(112,226) and $9,412,097, respectively, in Incentive Fees, with the negative amount representing a reversal of incentive management fees accrued in prior quarters.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the performance by the Advisor of its duties under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2008 the Company incurred $283,301 and $822,150, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement. For the three and nine months ended September 30, 2007, the Company incurred $218,221 and $608,488, respectively, in such costs and expenses.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three and nine months ended September 30, 2008 were $354,192 and $1,161,023, respectively. Reimbursements to the Advisor for the three and nine months ended September 30, 2007 were $342,057 and $1,059,382, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. For the three and nine months ended September 30, 2008 the Company incurred $212,977 and $725,538, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2007, the Company incurred $281,154 and $669,835, respectively, for such expenses.

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

For the three and nine months ended September 30, 2008 the Company incurred $55,232 and $177,566 respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements. For the three and nine months ended September 30, 2007, the Company incurred $54,175 and $181,207, respectively, for such fees.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to that authorization, during the nine months ended September 30, 2008, the Advisor purchased 103,735 shares of the Company’s common stock in the open market for $1,228,448, excluding brokerage commissions.

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

In 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of the Company’s common stock to the Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the Advisor for employee compensation and other purposes. Pursuant to this authorization, during the nine months ended September 30, 2007, the Company issued and sold to the Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,791,000.

At September 30, 2008 and December 31, 2007, the Advisor owned directly approximately 388,000 and 276,000 shares, respectively, of the Company’s common stock, representing 0.7% and 0.5% of the total shares outstanding. The Advisor’s allocable portion of shares of the Company’s common stock owned indirectly by an entity in which the Advisor holds a non-voting investment interest was approximately 1,114,000 and 854,000 shares at September 30, 2008 and December 31, 2007, respectively. The Advisor disclaims ownership of the shares held by such entity. Inclusive of its allocable portion of the shares held by such entity, the Advisor would be deemed to own approximately 2.7% and 2.1% of the Company’s total shares outstanding at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately 3,195,000 and 2,843,000 shares, respectively, of the Company’s common stock, representing approximately 5.7% and 5.4% of the total shares outstanding. At September 30, 2008 and December 31, 2007, an entity affiliated with the Administrator and PGIS owned 36.5% of the members’ interests of the Advisor.

In 2006, BlackRock, Inc. (“BlackRock”) and Merrill Lynch & Co., Inc. (“Merrill Lynch”) completed a merger of Merrill Lynch’s investment management business, Merrill Lynch Investment Managers, and BlackRock to create a new independent asset management company that operates under the BlackRock name. Pursuant to the underwriting agreement with respect to the Public Market Event, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a subsidiary of Merrill Lynch, served as an underwriter and a senior book-running manager, committing to purchase 2,000,000 shares of the Company’s common stock at a price of $16.00 per share. The terms and conditions applicable to MLPF&S under the underwriting agreement were identical to those of other entities serving in similar capacities. In accordance with such terms, MLPF&S received approximately $1,800,000 of the underwriting fee paid by the Company on July 2, 2007.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Numerator for basic and diluted net increase (decrease) in net assets per share	$(18,793,518)	$2,465,470	$(46,407,698)	$32,117,283
Denominator for basic and diluted weighted average shares	54,632,752	51,190,376	53,588,041	43,600,033
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$(0.34)	$0.05	$(0.87)	$0.74

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for the period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of long-term investments for the three months ended September 30, 2008 and 2007 totaled $8,725,720 and $124,012,575, respectively, and for the nine months ended September 30, 2008 and 2007 totaled $183,326,767 and $635,102,461, respectively. Sales/repayments of long-term investments for the three months ended September 30, 2008 and 2007 totaled $60,585,583 and $90,834,630, respectively, and for the nine months ended September 30, 2008 and 2007 totaled $112,069,141 and $273,915,761, respectively.

At September 30, 2008, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$53,645,082	$51,493,200
Unsecured debt	199,986,027	169,596,789
Subordinated debt	178,111,915	154,356,784
Senior secured loans:
First lien	176,594,392	172,218,681
Second/other priority lien	545,287,898	470,106,324

Total senior secured loans	721,882,290	642,325,005

Preferred stock	32,015,902	5,724,780
Common stock	17,071,456	10,589,474
Limited partnership/limited liability company interests	31,176,538	21,913,245
Equity warrants/options	1,199,564	1,073,968

Total investments including unearned income	1,235,088,774	1,057,073,245
Unearned income	(5,947,986)	(5,947,986)

Total investments	$1,229,140,788	$1,051,125,259

At December 31, 2007, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$45,277,111	$44,827,111
Unsecured debt	182,812,287	180,326,699
Subordinated debt	109,618,146	108,820,676
Senior secured loans:
First lien	181,045,458	181,279,860
Second/other priority lien	560,910,136	531,957,917

Total senior secured loans	741,955,594	713,237,777

Preferred stock	33,347,902	12,535,000
Common stock	16,071,456	12,284,089
Limited partnership/limited liability company interests	30,676,539	30,682,889
Equity warrants/options	1,199,562	1,130,402

Total investments including unearned income	1,160,958,597	1,103,844,643
Unearned income	(5,583,857)	(5,583,857)

Total investments	$1,155,374,740	$1,098,260,786

The industry composition of the portfolio at fair value at September 30, 2008 and December 31, 2007 was as follows:

Industry	September 30, 2008	December 31, 2007
Other Services	11.3%	10.9%
Consumer Products	10.0	10.4
Business Services	8.8	8.7
Healthcare	7.8	6.1
Printing, Publishing and Media	7.1	12.5
Electronics	6.4	4.9

Industry	September 30, 2008	December 31, 2007
Manufacturing	5.9	8.1
Beverage, Food and Tobacco	5.5	6.8
Retail	5.5	4.8
Chemicals	5.1	4.0
Financial Services	4.8	3.4
Transportation	4.7	4.0
Distribution	4.3	2.3
Entertainment and Leisure	3.9	5.2
Utilities	3.2	3.1
Metals	3.2	1.4
Containers and Packaging	2.1	2.7
Building and Real Estate	0.4	0.7

Total	100.0%	100.0%

In the ordinary course of its business, the Company manages a variety of risks relating to its investments, including market risk and credit risk. Market risk is the risk of potential adverse changes to the values of investments because of changes in market conditions such as interest rate movements and volatility in investment prices. Credit risk is the risk of default or non-performance by portfolio companies equivalent to the investment’s carrying amount. The Company is also exposed to credit risk related to maintaining all of its cash and cash equivalents at a major financial institution.

The Company has investments in lower rated and comparable quality unrated senior and junior secured, unsecured and subordinated debt securities and loans, which are subject to a greater degree of credit risk than more highly rated investments. The risk of loss due to default by the issuer is significantly greater for holders of such securities and loans, particularly in cases where the investment is unsecured or subordinated to other creditors of the issuer.

6. Foreign Currency Transactions

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. Details of open forward foreign currency contracts at September 30, 2008 and at December 31, 2007, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2008	Unrealized Appreciation
Euro	October 23, 2008	11,400,000 Sold	$17,841,684	$16,062,672	$1,779,012
Canadian dollar	October 23, 2008	31,188,000 Sold	30,986,587	29,455,909	1,530,678

Total			$48,828,271	$45,518,581	$3,309,690

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2007	Unrealized Appreciation/ (Depreciation)
Euro	January 23, 2008	11,000,000 Sold	$15,485,448	$16,058,413	$(572,965)
Canadian dollar	January 23, 2008	19,750,000 Sold	20,045,552	19,924,531	121,021

Total			$35,531,000	$35,982,944	$(451,944)

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

At September 30, 2008, the Company had $491,000,000 drawn on the credit facility, consisting of $346,000,000 under the revolving loan commitments and $145,000,000 under the term loan commitments. At December 31, 2007, the Company had $381,300,000 drawn on the credit facility, consisting of $236,300,000 under the revolving loan commitments and $145,000,000 under the term loan commitments. The weighted average annual interest cost for the three and nine months ended September 30, 2008 was 3.64% and 4.13%, respectively, exclusive of 0.175% in commitment fees on undrawn amounts and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the three and nine months ended September 30, 2008 was $465,637,403 and $440,610,128, respectively. The maximum amount borrowed during the three and nine months ended September 30, 2008 was $491,000,000 and during the three and nine months ended September 30, 2007 was $430,803,995. The remaining amount available under the facility was $54,000,000 at September 30, 2008.

At September 30, 2008, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

8. Capital Stock

As a closed-end investment company regulated as a BDC under the 1940 Act, the Company is prohibited from selling shares of its common stock at a price below the current net asset value of the stock, or NAV, unless the Company’s stockholders approve such a sale and its Board of Directors makes certain determinations. On April 24, 2008, the Company’s stockholders approved a proposal authorizing the Company to issue shares of its common stock for a twelve-month period, with the approval of its Board of Directors, at a price below the then-current NAV. The approval expires on the earlier of April 23, 2009 or on the date of the Company’s 2009 Annual Meeting of Stockholders. The Company’s Board of Directors has adopted a policy to limit the Company’s ability to sell common stock at a price below NAV to circumstances in which the price per share of the common stock is equal to 95% or greater of its NAV in effect on the date any such sale is priced. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on NAV.

On August 7, 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent (or 1,365,613 shares as of such date) of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. The Company intends to fund any repurchases with available cash. The repurchase plan is expected to be in effect through the earlier of September 30, 2009 or until the approved number of shares has been repurchased. During the three months ended September 30, 2008, the Company purchased a total of 20,348 shares of its common stock on the open market for $192,264 at an average price of $9.45 per share, excluding brokerage commissions. The Company currently holds the shares it repurchased in treasury.

9. Commitments and contingencies

At December 31, 2007, the Company had a commitment outstanding to make an equity investment of up to $2,500,000 in an existing portfolio company, which commitment was funded in January 2008. The Company had no such commitments outstanding at September 30, 2008.

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

From time to time, the Company may be a party to certain legal proceedings incidental to the normal course of its business, including the enforcement of the Company’s rights under contracts with its portfolio companies. While the Company cannot predict the outcome of these legal proceedings with certainty, it does not expect that these proceedings will have a material effect on its financial statements.

10. Fair value of financial instruments

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by its Board of Directors that is consistent with SFAS 157 (see Note 2). Consistent with this valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

The following table summarizes the fair values of the Company’s cash and cash equivalents, foreign currency, investments and forward foreign currency transactions based on the inputs used as of September 30, 2008 in determining such fair values:

Valuation Inputs	Cash and Cash Equivalents	Foreign Currency	Investments	Forward Foreign Currency Contracts
Level 1 - Price quotations	$61,330,283	$733,078	$—	$—
Level 2 - Significant other observable inputs	—	—	—	3,309,690
Level 3 - Significant unobservable inputs	—	—	1,051,125,259	—

Total Fair Value	$61,330,283	$733,078	$1,051,125,259	$3,309,690

The following are reconciliations for the three and nine months ended September 30, 2008, respectively, of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Investments
Fair value at June 30, 2008	$652,615,215
Amortization of premium/discount - net	1,007,403
Net realized gain	187,711
Net change in unrealized appreciation or depreciation	(48,059,397)
Net purchases, sales or redemptions	(51,219,550)
Net transfers in or out of Level 3	496,593,877

Fair value at September 30, 2008	$1,051,125,259

Fair value at December 31, 2007	$559,803,995
Amortization of premium/discount - net	2,264,059
Net realized gain	427,133
Net change in unrealized appreciation or depreciation	(122,123,689)
Net purchases, sales or redemptions	72,296,970
Net transfers in or out of Level 3	538,456,791

Fair value at September 30, 2008	$1,051,125,259

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Transfers in or out of Level 3 represents the value of any investment where a change in the pricing level occurred from the beginning to the end of the period.

For the three and nine months ended September 30, 2008, the net change in unrealized appreciation or depreciation on investments for which significant unobservable inputs (Level 3) were used in determining fair value that are still held by the Company as of September 30, 2008 was $(47,423,049) and $(120,901,578), respectively. At September 30, 2008 and December 31, 2007, net unrealized depreciation on the investments that use Level 3 inputs was $(178,015,529) and $(25,307,726), respectively.

Investments designated as Level 3 may include, among other things, assets valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of current market conditions, the Company classified all long-term investments as Level 3 at September 30, 2008, as the broker quotes it utilized represent indications and not prices at which investment transactions may be executed. As a result, for the three and nine months ended September 30, 2008, $496,593,877 and $538,456,791, respectively, of the Company’s portfolio investments were transferred from Level 2 to Level 3.

Due to recent market conditions, the dispersion between the bid and ask quotes on the Company’s investments has widened significantly by historical standards. The Company attributes this to various factors, such as forced sales by distressed sellers and brokers’ reluctance to commit capital at quoted prices in rapidly changing markets. Accordingly, the Company generally values its quoted investments at the mean of the bid and ask quotes rather than the bid quote, as management considers the mean to be more representative of an exit price.

At September 30, 2008 and December 31, 2007, the aggregate fair value of the investments that use Level 3 inputs represented 163.9% and 76.9% of net assets and 100.0% and 51.0% of total investments, respectively. At September 30, 2008 and December 31, 2007, the aggregate fair value of the investments for which broker quotes were used in determining fair value was $419,085,434 and $538,456,791, respectively, representing 65.4% and 73.9% of net assets and 39.9% and 49.0% of total investments on such dates.

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Per Share Data:
Net asset value, beginning of period	$13.78	$14.93

Net investment income	1.34	1.23
Net realized and unrealized gain (loss)	(2.21)	(0.49)

Total from investment operations	(0.87)	0.74
Dividend distributions to stockholders from net investment income	(1.29)	(1.26)
Effect of anti-dilution (dilution)	(0.10)	0.29
Offering costs	—	(0.19)

Net decrease in net assets	(2.26)	(0.42)

Net asset value, end of period	$11.52	$14.51

Market price, end of period	$11.53	$14.50

Total return based on market value(1)(2)	(14.71)%	— (3)
Total return based on net asset value(1)(2)	(5.53)%	5.70%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(4)(5)	4.24%	4.88%
Ratio of credit facility related expenses to average net assets(4)	2.80%	2.98%

Ratio of total expenses to average net assets(4)(5)	7.04%	7.86%
Ratio of net investment income to average net assets(4)	14.12%	10.91%
Net assets, end of period	$641,168,890	$754,153,728
Average debt outstanding	$440,610,128	$292,041,834
Weighted average shares outstanding	53,588,041	43,600,033
Average debt per share(6)	$8.22	$6.70
Portfolio turnover(2)	10%	28%

(1)	Total return was calculated based on the change in market value per share or net asset value per common share during the period, as indicated. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

(2)	Not annualized.

(3)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.

(4)	Annualized.

(5)	For the nine months ended September 30, 2008 and 2007, the ratio of operating expenses before management fee waiver to average net assets is 4.24% and 5.30%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 7.04% and 8.28%, respectively.

(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are externally managed and have elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, the Company’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in the example in FSP 157-3. Therefore, FSP 157-3 did not affect the Company’s practices for determining the fair value of its investment portfolio and did not have a material impact on the Company’s financial statements.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Portfolio and investment activity

During the three months ended September 30, 2008, we invested approximately $8.7 million across existing portfolio companies. The investments consisted primarily of senior loans secured by first liens ($0.4 million, or 4% of the total) or second liens ($1.9 million, or 22%) and unsecured or subordinated debt securities ($6.4 million, or 74%). Additionally, we received proceeds from sales/repayments of principal of approximately $60.6 million during the three months ended September 30, 2008.

At September 30, 2008, our portfolio of $1.05 billion (at fair value) consisted of 62 portfolio companies and was invested 57% in senior secured loans, 29% in unsecured or subordinated debt securities, 5% in senior secured notes, 3% in equity investments and 6% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $17.0 million. Our largest portfolio company investment by value was approximately $49.2 million and our five largest portfolio company investments by value comprised approximately 18% of our portfolio at September 30, 2008. At December 31, 2007, our portfolio of $1.10 billion (at fair value) consisted of 60 portfolio companies and was invested 64% in senior secured loans, 26% in unsecured or subordinated debt securities, 5% in equity investments, 4% in senior secured notes and approximately 1% in cash, cash equivalents and foreign currency. Our average portfolio company investment by value was approximately $18.3 million at December 31, 2007. Our largest portfolio company investment by value was approximately $44.9 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at December 31, 2007.

Our weighted average yield (to cost) of the debt and income producing equity securities in our portfolio was 11.9% at September 30, 2008 and 12.2% at December 31, 2007. The weighted average yields (to cost) on our senior secured loans and other debt securities were 11.6% and 12.2%, respectively, at September 30, 2008, versus 11.9% and 13.3%, respectively, at December 31, 2007. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount, weighted by the amortized cost of the respective investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash, cash equivalents and foreign currency.

At September 30, 2008, 47% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 53% bore interest at fixed rates. At December 31, 2007, 60% of our debt investments bore interest based on floating rates and 40% bore interest at fixed rates.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and our Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.37 at September 30, 2008. The following is a distribution of the investment ratings of our portfolio companies as of September 30, 2008, June 30, 2008 and December 31, 2007:

	September 30, 2008	June 30, 2008	December 31, 2007
Grade 1	$725,224,583	$856,260,053	$910,545,131
Grade 2	285,899,953	252,403,408	154,212,434
Grade 3	30,650,954	21,953,278	17,888,578
Grade 4	15,297,755	25,175,821	21,198,500

Total investments including unearned income	1,057,073,245	1,155,792,560	1,103,844,643
Unearned income	(5,947,986)	(6,583,468)	(5,583,857)

Total investments	$1,051,125,259	$1,149,209,092	$1,098,260,786

Results of operations

Operating results for the three months ended September 30, 2008 as compared to September 30, 2007

Investment income

Investment income totaled $37,445,712 and $34,163,886, respectively, for the three months ended September 30, 2008 and 2007, of which $22,696,445 and $22,862,066 were attributable to interest and fees on senior secured loans, $13,946,741 and $10,007,186 to interest earned on other debt securities, $730,180 and $1,153,119 to dividends from preferred equity securities, $56,204 and $125,015 to interest earned on short-term investments and cash equivalents, and $16,142 and $16,500 to other income, respectively. The increase in investment income compared to the prior period reflects the growth of our portfolio as a result of the deployment of debt capital under our Credit Facility and equity capital from our initial public offering in July 2007. Total investments (at cost) and borrowings were $1,229,140,788 and $491,000,000 at September 30, 2008, compared to $1,115,108,274 and $346,400,000 at September 30, 2007, respectively. Many of our floating rate debt investments bear interest based on LIBOR. Investment income increased despite lower prevailing levels of LIBOR compared to the prior period, as fixed rate instruments as a percentage of our debt investments increased to 53% at September 30, 2008 from 37% at September 30, 2007.

Expenses

Net expenses for the three months ended September 30, 2008 and 2007 were $11,863,834 and $11,808,264, respectively, which consisted of $5,841,124 and $5,319,049 in base management fees, zero and $(112,226) in incentive management fees, $261,744 and $325,608 in administrative services expenses, $622,532 and $260,960 in professional fees, $82,450 and $121,688 in director fees, $283,301 and $218,221 in Advisor expenses, $119,781 and $112,146 in insurance expenses, $4,311,893 and $5,321,907 in interest expense and fees related to the Credit Facility, $149,068 and $62,819 in amortization of debt issuance costs, and $191,941 and $178,092 in other expenses, respectively. No incentive management fees were incurred during the most recent period due primarily to the increase in unrealized depreciation on investments. In comparison to the prior period, interest expense and fees related to the Credit Facility declined due to lower prevailing levels of LIBOR. The increase in base management fees reflects the growth of the beginning of period portfolio value on which the fees are based. Professional fees increased as a result of an increase in tax, legal and accounting fees.

Net investment income

Net investment income was $25,581,878 and $22,355,622, respectively, for the three months ended September 30, 2008 and 2007. The increase was primarily due to portfolio growth and the benefits of leverage from increased borrowings under our Credit Facility.

Net realized gain or loss

Net realized gain of $29,210 for the three months ended September 30, 2008 was the result of $187,711 in net gains realized from the disposition of investments and $(158,501) in net losses realized on foreign currency transactions during the period. For the three months ended September 30, 2007, the net realized gain was $328,828.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2008 and 2007, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(44,404,606) and $(20,218,980), respectively. For the three months ended September 30, 2008, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(47,423,050) and an increase in net unrealized appreciation on foreign currency translation of $3,018,444. For the three months ended September 30, 2007, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(18,811,217) and an increase in net unrealized depreciation on foreign currency translation of $(1,407,763). The increase in net unrealized depreciation for the three months ended September 30, 2008 was primarily a result of a reduction in multiples used to estimate the fair value of our investments and the underperformance of some portfolio companies, particularly Tygem Holdings, Inc., Mattress Giant Corp. and Wastequip, Inc. Other portfolio investments experienced significant unrealized depreciation as a result of distressed sales by third parties in illiquid markets, which can have a disproportionate effect on the fair value of an illiquid portfolio investment. Another contributing factor to the increase in unrealized depreciation was market-wide increases in interest yields. Market-wide movements are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended September 30, 2008 and 2007 was $(18,793,518) and $2,465,470, respectively. As compared to the prior period, the decrease primarily reflects the increase in net unrealized depreciation on investments.

Operating results for the nine months ended September 30, 2008 as compared to September 30, 2007

Investment income

Investment income totaled $108,014,165 and $92,423,681, respectively, for the nine months ended September 30, 2008 and 2007, of which $66,658,468 and $65,076,753 were attributable to interest and fees on senior secured loans, $39,012,023 and $24,808,755 to interest earned on other debt securities, $2,251,933 and $1,893,797 to dividends from preferred equity securities, $73,303 and $309,381 to interest earned on short-term investments and cash equivalents, and $18,438 and $334,995 to other income, respectively. The increase in investment income compared to the prior period reflects the growth of our portfolio as a result of the deployment of debt capital under our Credit Facility and equity capital from our initial public offering in July 2007. Total investments (at cost) and borrowings were to $1,229,140,788 and $491,000,000 at September 30, 2008, compared to $1,115,108,274 and $346,400,000 at September 30, 2007, respectively.

Expenses

Net expenses for the nine months ended September 30, 2008 and 2007 were $35,954,687 and $38,695,513, respectively, which consisted of $16,991,573 and $11,489,768 in base management fees (net of base management fee waivers of zero and $2,056,907, respectively), zero and $9,412,097 in incentive management fees, $867,177 and $804,084 in administrative services expenses, $1,461,003 and $803,746 in professional fees, $275,185 and $251,860 in director fees, $822,150 and $608,488 in Advisor expenses, $396,217 and $201,921 in insurance expenses, $13,818,524 and $14,471,228 in interest expense and fees related to the Credit Facility, $482,493 and $207,788 in amortization of debt issuance costs, and $840,365 and $444,533 in other expenses, respectively. In comparison to the prior period, incentive management fees decreased primarily due to the increase in unrealized depreciation on investments. The increase in other expenses reflects the growth of our portfolio and higher professional fees associated with being a publicly-traded company following the Public Market Event.

Net investment income

Net investment income was $72,059,478 and $53,728,168, respectively, for the nine months ended September 30, 2008 and 2007 (which amounts would have been $72,059,478 and $51,671,261, respectively, without base management fee waivers). The increase was primarily due to portfolio growth and the benefits of leverage from increased borrowings under our Credit Facility.

Net realized gain or loss

Net realized loss of $(1,283,728) for the nine months ended September 30, 2008 was the result of $427,133 in net gains realized from the disposition of investments and $(1,710,861) in net losses realized on foreign currency transactions during the period. For the nine months ended September 30, 2007, the net realized gain was $605,140.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2008 and 2007, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(117,183,448) and $(22,216,025), respectively. For the nine months ended September 30, 2008, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(120,901,578) and an increase in net unrealized appreciation on foreign currency translation of $3,718,130. For the nine months ended September 30, 2007, the increase in net unrealized depreciation was comprised of an increase in net unrealized depreciation on investments of $(21,245,852) and an increase in net unrealized depreciation on foreign currency translation of $(970,173). The increase in net unrealized depreciation for the nine months ended September 30, 2008 was primarily a result of a reduction in multiples used to estimate the fair value of our investments and the underperformance of some portfolio companies, particularly Tygem Holdings, Inc., Mattress Giant Corp. and Wastequip, Inc. Other portfolio investments experienced significant unrealized depreciation as a result of distressed sales by third parties in illiquid markets, which can have a disproportionate effect on the fair value of an illiquid portfolio investment. Another contributing factor to the increase in unrealized depreciation was market-wide increases in interest yields. Market-wide movements are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the nine months ended September 30, 2008 and 2007 was $(46,407,698) and $32,117,283, respectively. As compared to the prior period, the decrease primarily reflects the increase in net unrealized depreciation on investments.

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2008, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, and from sales of selected portfolio company investments or repayments of principal, as well as from dividends earned on preferred equity investments.

Our primary uses of funds from operations during the nine months ended September 30, 2008 consisted of investments in portfolio companies (net of sales and repayments) of $71,257,626, base management fees of $16,991,573 and interest and fees incurred on Credit Facility borrowings of $13,818,524.

Our operating activities resulted in a net use of cash of $9,541,525 for the nine months ended September 30, 2008.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total revolving loan commitments reverted to $400,000,000 on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. The Credit Facility will continue to be used to supplement our equity capital to make additional portfolio investments and for general corporate purposes. At September 30, 2008, we had $491,000,000 drawn and outstanding under the Credit Facility, with $54,000,000 available to us.

Our financing activities resulted in a net inflow of cash of $65,794,113 for the nine months ended September 30, 2008, primarily from net borrowings under our Credit Facility.

At September 30, 2008, we had $61,330,283 in cash and cash equivalents. In addition, we had $733,078 in foreign currency at that date.

On October 24, 2008, our Form N-2 shelf registration statement was declared effective by the SEC, which will permit us to offer from time to time up to $1 billion of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights.

Certain institutional shareholders beneficially own, in the aggregate, approximately 76.4% of the outstanding shares of our common stock at September 30, 2008. On December 26, 2008, upon the expiration of a lock-up agreement entered into in connection with our initial public offering, all of the outstanding shares of our common stock owned by such institutions will become available for sale, subject to compliance with applicable securities laws. Sales of substantial amounts of our common stock, or the availability of common stock for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues it could impair our ability to raise additional capital through the sale of common stock should we desire to do so.

As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On April 24, 2008, our stockholders approved a proposal authorizing us to issue shares of our common stock for a twelve-month period, with the approval of our Board of Directors, at a price below the then-current NAV. The approval expires on the earlier of April 23, 2009 or on the date of our 2009 Annual Meeting of Stockholders. Our Board of Directors has adopted a policy to limit our ability to sell common stock at a price below NAV to circumstances in which the price per share of the common stock is equal to 95% or greater of its NAV in effect on the date any such sale is priced. Any sale of our common stock at a price below NAV would have a dilutive effect on our NAV.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at September 30, 2008 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$491	$—	$491	$—	$—

(1)	At September 30, 2008, $54 million remained unused under our Credit Facility.

Off-Balance sheet financing

At December 31, 2007, our only off-balance sheet contractual obligation or arrangement consisted of a commitment to make an equity investment of up to $2.5 million in an existing portfolio company, which commitment was funded in January 2008. We had no off-balance sheet contractual obligations or arrangements at September 30, 2008.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. We recently adopted a new dividend reinvestment plan that would result in the payment of all dividends in cash on any dividend payment date on which the reinvestment purchase price does not equal or exceed our net asset value. Dividends reinvested pursuant to our previous dividend reinvestment plan totaled $28,689,398 for the nine months ended September 30, 2008, versus $60,637,978 for the nine months ended September 30, 2007. Pursuant to our previous dividend reinvestment plan, the dividend reinvestment price for the dividend paid to stockholders on September 30, 2008 was 95% of the closing market price of our common stock on that date, or $10.9535 per common share, which was less than our net asset value. Reinvestment at this price resulted in dilution of our net asset value of approximately $0.01 per share at September 30, 2008.

With respect to the dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income and accordingly, distributed to stockholders. For the three and nine months ended September 30, 2008, these fees totaled zero and $2,571,938, respectively. For the three and nine months ended September 30, 2007, such fees totaled $1,520,000 and $5,313,262, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Recent developments

On August 7, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5% of our outstanding shares of common stock from time to time in open market or privately negotiated transactions. During the three months ended September 30, 2008, we purchased a total of 20,348 shares of our common stock on the open market for $192,264, excluding brokerage commissions. During the month of October 2008, we purchased a total of 224,890 additional shares for $1,953,105, excluding brokerage commissions. We are currently holding the shares we repurchased in treasury.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

On November 5, 2008, our Board of Directors declared a dividend of $0.43 per share, payable on December 31, 2008 to stockholders of record at the close of business on December 15, 2008.

On November 5, 2008, we adopted, and our Board of Directors approved, an amended and restated dividend reinvestment plan. Under the new plan, dividends are permitted to be reinvested only if the reinvestment purchase price equals or exceeds our net asset value on the date of payment, as permitted under SEC guidelines. If the reinvestment purchase price is below our net asset value, no reinvestment will occur under the plan and all dividends will be paid to shareholders in cash. The reinvestment purchase price under the new plan is the greater of our net asset value or 95% of the closing market price of our common stock on the date of payment. In order to opt out of dividend reinvestment under the new plan, participants must provide notice to the plan agent no later than the record date for the dividend involved. Our amended and restated dividend reinvestment plan is effective immediately. Any dividends reinvested under our previous dividend reinvestment plan are not affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2008, 47% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. All of the borrowings under our Credit Facility bear interest based on floating rates. The interest rates on our investments and borrowings generally reset by reference to the current market index after one to six months.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our September 30, 2008 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decrease of approximately $13,500,000, or $0.24 per share, in the value of our net assets at September 30, 2008 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $13,200,000, or $0.24 per share, in the value of our net assets on that date. These projected changes in the value of our net assets primarily reflect the inverse relationship between the value of our fixed rate investments and interest rates. The effect of interest rate changes on the value of our floating rate investments and borrowings would be expected, to a certain extent, to offset each other.

While hedging activities may help to insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2008 and 2007, we did not engage in any interest rate hedging activity.

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

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our financial statements.

Item 1A.	Risk Factors

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our common stock. For a discussion of these risks, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, please consider the following:

Current market conditions have materially and adversely impacted debt and equity capital markets in the United States.

The debt and equity capital markets in the United States have been negatively impacted by significant writeoffs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market and the failure of major financial institutions, have led to worsening general economic conditions, which have materially and adversely impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. The debt capital that will be available, if at all, may be at a higher cost, and on terms and conditions that may be less favorable, which could negatively affect our financial performance and results. In addition, the prolonged continuation or further deterioration of current market conditions could adversely impact our business.

We are currently in a period of capital markets disruption and instability.

We believe that in 2007 and throughout 2008, the U.S. capital markets entered into a period of disruption as evidenced by increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets. We believe the United States and other countries are also in a period of slowing economic growth or perhaps a recession and these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. This period may increase the probability that these risks could negatively impact us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

We did not sell any securities during the period covered by this report that were not registered under the Securities Act of 1933.

Issuer purchases of equity securities

The following table provides information regarding our open-market purchases of our common stock for each month in the three month period ended September 30, 2008.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	—	—	—	—
August 2008	—	—	—	—
September 2008	$9.45	20,348	20,348	1,345,265

Total	$9.45	20,348	20,348	1,345,265

On August 7, 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5% of our then outstanding shares of common stock (representing a maximum of 1,365,613 shares as of such date) from time to time in open market or privately negotiated transactions. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash. The repurchase plan is expected to be in effect through the earlier of September 30, 2009 or until the approved number of shares has been repurchased.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: November 10, 2008	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer