Form 10-K
period 2008-12-31
BlackRock Kelso Capital CORP
filed 2009-03-16
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-33559

BLACKROCK KELSO CAPITAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2725151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 212-810-5800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2008 (the last business day of the Registrant’s most recently completed second quarter) was $225,389,159 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 55,292,487 shares of the Registrant’s common stock outstanding at March 12, 2009.

Documents Incorporated by Reference:   Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK KELSO CAPITAL CORPORATION

2008 FORM 10-K ANNUAL REPORT

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

Although most of our investments are in senior and junior secured, unsecured and subordinated loans to U.S. private middle-market companies, we invest throughout the capital structure, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We may from time to time invest up to 30% of our assets opportunistically in other types of investments, including securities of public companies and foreign securities.

The senior and junior secured loans in which we invest generally have stated terms of three to ten years and the subordinated debt investments we make generally have stated terms of up to ten years, but the expected average life of such senior and junior secured loans and subordinated debt is generally between three and seven years. However, we may invest in securities of any maturity or duration. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service or lower than “BBB-” by Standard & Poor’s Corporation). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor” or “BlackRock Kelso Capital Advisors”), including our senior management, has evaluated more than 1,300 investment opportunities and completed more than 105 investments on our behalf, aggregating over $1.7 billion in capital provided to middle-market companies through December 31, 2008.

At December 31, 2008, our portfolio included investments in 63 portfolio companies with a total value of $943 million. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was approximately 11.0% at December 31, 2008. Our largest portfolio company investment by value was approximately $41.4 million and our five largest portfolio company investments by value comprised approximately 19% of our portfolio at December 31, 2008. The following table provides selected financial data for the Company as of and for the years ended December 31, 2008, 2007 and 2006 and for the period from July 25, 2005 (inception of operations) to December 31, 2005.

Selected Financial Data

(Dollars in thousands, except per share data)	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Period From July 25, 2005* to December 31, 2005
Net Investment Income	$95,103	$75,846	$39,892	$6,203
Net Realized and Unrealized Gain (Loss)	(245,610)	(59,626)	1,662	241
Net Increase (Decrease) in Net Assets Resulting from Operations	(150,507)	16,219	41,555	6,444
Dividends per Common Share	1.72	1.69	1.15	0.20
Net Asset Value Per Common Share at Period End	9.23	13.78	14.93	14.95
Market Price Per Common Share at Period End(1)	9.86	15.28	—	—
Net Asset Value at Period End	510,296	728,192	561,800	528,705
Total Assets at Period End	966,192	1,121,942	766,259	542,226
Total Investment Portfolio at Period End(2)	942,631	1,103,349	757,331	539,409
Total Return(3)	(21.0)%	3.4%	7.8%	1.0%
Yield on Long-Term Investments at Period End(4)	11.0%	12.4%	12.5%	10.7%

*	Inception of operations.

(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.

(2)	Including cash, cash equivalents and foreign currency.

(3)	Total return is based on the change in net asset value per common share during the period. The total returns for the year ended December 31, 2008 and for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during such periods were (23.9)% and 1.2%, respectively. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(4)	Yield on long-term investments at period end represents the weighted average yield on the debt and income producing equity securities in the Company’s portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at period end and include amortization of loan origination and other upfront fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash, cash equivalents and foreign currency.

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

The Advisor has an investment committee comprised of 11 members, including Messrs. Maher and Lazar and several senior executives of BlackRock, Inc. (“BlackRock”) and several of the principals of Kelso & Company, L.P. (the “Kelso Principals”). The investment committee is primarily responsible for approving our investments. We benefit from the extensive and varied relevant experience of the BlackRock executives and the Kelso Principals serving on the investment committee. Many of the BlackRock senior executives and the Kelso Principals who are members of the investment committee have worked together in a similar capacity since 1998. Although the BlackRock executives and Kelso Principals who serve on the investment committee bring the benefit of expertise they have gained at BlackRock, Kelso & Company, L.P. (“Kelso”) and elsewhere, neither of those organizations provides us with investment advice. Nevertheless, we benefit from the business and specific industry knowledge, transaction expertise and deal-sourcing capabilities of BlackRock. The Kelso Principals who serve on the investment committee bring the benefit of the expertise they gained at Kelso and elsewhere including providing access to a broad network of contacts.

Since BlackRock’s founding in 1988 primarily as an institutional fixed income manager, BlackRock has become a premier provider of global investment management, risk management and advisory services to institutional and retail clients. As of December 31, 2008, the assets under management of BlackRock were approximately $1.31 trillion. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, cash management and alternative investment products. In addition, a growing number of institutional investors use BlackRock Solutions® investment system, risk management and financial advisory services.

The Kelso Principals have an average tenure of at least fifteen years at Kelso. Kelso is a leading private equity firm and since 1980 has invested over $4.9 billion of private equity capital, primarily in middle-market companies across a broad range of industries and through different economic and interest rate environments. Kelso was organized in 1971 and has since made more than 90 private equity investments with total capitalization of approximately $31 billion. The firm typically makes investments in companies where key managers make significant investments and works in partnership with management teams to create value for investors. Through our relationship with the Kelso Principals, we have access to these management teams who can provide unique insight into the industries in which they operate. Although the Kelso Principals who serve on the investment committee bring the benefit of the expertise they have gained at Kelso and elsewhere, Kelso as an organization does not participate in the activities of the Advisor or advise us.

Administration

BlackRock, through its subsidiary, BlackRock Financial Management, Inc. (the “Administrator”), serves as our administrator and leases office space to us and provides us with equipment and office services. The Administrator oversees our financial records, assists in the preparation of reports to our stockholders and reports filed with the United States Securities and Exchange Commission, or the SEC, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Market opportunity

We believe there are abundant opportunities for investments in middle-market companies with attractive risk-adjusted returns for several reasons, including:

Severe dislocation within the credit markets generally has brought a reduction in competition and a more lender-friendly environment. Current credit market dislocation has caused many of the alternative methods of obtaining middle-market debt financing to significantly decrease in scope and availability while demand for financings has remained robust. We believe we are able to structure investments with lower leverage, better terms, higher yields, and longer duration than was typical before the recent market correction.

Middle-market companies have faced increasing difficulty in accessing the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult, as commercial and investment banks are capital-constrained and are largely unable to underwrite and syndicate bank loans and high yield securities, particularly for middle market issuers.

There is a large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there is a large pool of uninvested private equity capital available to middle-market companies. We expect that private equity firms will be active investors in middle-market companies and that these private equity firms will seek to supplement their investments with senior secured and junior loans and equity co-investments from other sources, such as us. Record amounts of private equity capital have been raised in recent years. Since our commencement of operations in July 2005, we have invested in transactions involving more than 65 private equity firms in more than 105 different portfolio companies. We believe that our extensive relationships with private equity firms and other deal sourcing contacts is a competitive advantage and a source for future investment opportunities.

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

Consolidation among commercial banks has reduced the focus on middle-market business. We believe that many senior lenders have de-emphasized their service and product offerings to middle-market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers. In addition, commercial and investment banks are severely limited in their ability to underwrite new financings as they seek to replenish their capital bases and reduce leverage, resulting in opportunities for alternative funding sources such as us.

Competitive advantages

We believe we possess the following competitive advantages over many other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since inception, we have invested in excess of $1.7 billion across more than 105 portfolio companies with more than 65 financial sponsors and have a portfolio yield of approximately 11.0% at December 31, 2008. In 2008, we invested approximately $197 million of gross assets in new and existing portfolio companies.

Proven transaction sourcing strategy. Since the Advisor’s inception of operations, it has sourced and reviewed more than 1,300 potential investments and has a proven process through which it has invested in excess of $1.7 billion on our behalf through December 31, 2008. The Advisor identifies potential investments through its active transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. In addition to its investment professionals, senior members of the Advisor’s investment committee have relationships with a large and diverse group of financial intermediaries. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Access to BlackRock and Kelso Principals’ broad investing capabilities. Our Advisor’s relationship with BlackRock and the Kelso Principals provides access to extensive expertise across asset classes. The Advisor’s investment committee, which is comprised of individuals from BlackRock Kelso Capital Advisors, BlackRock and the Kelso Principals, and its team of dedicated investment professionals have had extensive experience in fixed-income, public equity and private equity investing. BlackRock has over 90 portfolio managers and 40 credit research analysts in the fixed income area, including a 16 person bank loan and high yield group. Collectively, members of the investment committee and the investment professionals of the Advisor have had experience investing in nearly every industry group in small, middle and large capitalization companies and at every level of the capital structure.

Highly experienced investment committee. Our investment activities are carried out by BlackRock Kelso Capital Advisors and led by James R. Maher and Michael B. Lazar with guidance from the Advisor’s investment committee. The investment committee is comprised of senior members of BlackRock and the Kelso Principals, including BlackRock’s Chief Executive Officer and two other members of its Management Committee. Many of the BlackRock senior executives and the Kelso Principals who are members of the investment committee have worked together in a similar capacity since 1998. These investment committee members are supported by a team of seasoned investment professionals of the Advisor who possess a broad range of transaction, financial, managerial and investment skills. The Advisor’s investment professionals and members of its investment committee have significant experience investing across market cycles. Collectively, their involvement in our investment process provides us with substantial market insight and valuable access to investment opportunities. This insight and judgment enables us to achieve favorable risk-adjusted rates of return on the capital we deploy.

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

Cost-effective and high quality infrastructure. We benefit from the existing infrastructure and administrative capabilities of BlackRock. BlackRock serves as our administrator and provides us with office space, equipment and office services. It oversees our financial records, assists in the preparation of reports to our stockholders and reports filed with the SEC, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. The BlackRock organization has over 20 years of experience managing closed-end products and, as of December 31, 2008, advised a closed-end family of 101 active exchange-listed funds with approximately $31.1 billion in assets. Our relationship with BlackRock grants us access to BlackRock’s fund administration platform which we believe provides higher quality service and lower cost than traditionally available in the industry.

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of the Advisor, BlackRock, the Kelso Principals and their respective affiliates. The Advisor is registered under the Investment Advisers Act of 1940, or the Advisers Act. Under our investment management agreement, we have agreed to pay the Advisor an annual base management fee based on our total assets, as well as an incentive fee based on our performance. The investment management agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a RIC for tax purposes, we are dependent on our ability to raise capital through the issuance of our common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to achieve pass-through tax treatment, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 200% in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have two dollars of assets. Our credit facility also requires that we maintain an asset coverage ratio of not less than 200%.

Portfolio composition

We have built an investment portfolio that includes senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private middle-market companies. We invest a range of $10 million to $50 million of capital, on average, per transaction, although the investment sizes may be more or less and are expected to grow with our capital availability. Although most of our investments are in senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private middle-market companies, we invest throughout the capital structure of these companies in other securities, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flows. While our focus is to generate current income through these investments, we also seek capital appreciation.

Structurally, subordinated loans usually rank junior in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, subordinated loans rank senior to common and preferred equity in a borrower’s capital structure. Due to their higher risk profile and often less restrictive covenants as compared to senior loans, subordinated loans generally earn a higher return than senior secured loans. We believe that subordinated loans offer an attractive alternative investment opportunity. In many cases investors in subordinated loans receive opportunities to invest directly in the equity securities of borrowers, and from time to time also may receive warrants to purchase equity securities.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds.

We generally are not permitted to invest in any private company in which any of our affiliates holds an existing investment, except to the extent permitted by the 1940 Act. We may, however, co-invest on a concurrent basis with our affiliates, subject to compliance with such affiliates’ allocation procedures.

At December 31, 2008, our net portfolio of 63 portfolio companies was invested 61% in senior secured loans, 28% in unsecured or subordinated debt securities, 6% in senior secured notes, 3% in equity investments and 2% in cash equivalents and foreign currency.

The industry composition of our portfolio at December 31, 2008 and 2007 was as follows:

	December 31,
Industry	2008	2007
Consumer Products	10.0%	10.3%
Other Services	9.6	9.0
Business Services	8.9	8.8
Healthcare	8.1	6.1
Manufacturing	7.8	10.0
Electronics	7.4	4.9
Chemicals	5.9	4.0
Beverage, Food and Tobacco	5.5	6.8
Printing, Publishing and Media	5.0	12.5
Retail	4.7	4.8
Distribution	4.6	2.3
Transportation	4.4	4.0
Utilities	3.9	3.1
Financial Services	3.8	3.4
Entertainment and Leisure	3.5	5.2
Metals	3.5	1.4
Containers and Packaging	2.2	2.7
Building and Real Estate	1.2	0.7

Total	100.0%	100.0%

The geographic composition of our portfolio at fair value at December 31, 2008 was United States 93.3%, Canada 5.0% and United Kingdom and other 1.7%, and at December 31, 2007 was United States 94.7%, Canada 3.9% and United Kingdom and other 1.4%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

Exit Strategy. The Advisor seeks to invest in companies that it believes will provide a steady stream of cash flow to repay loans and/or build equity value. With respect to loans and debt securities, the Advisor expects that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments will be a key means by which we exit these investments over time. In addition, the Advisor also seeks to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. With respect to our equity investments, the Advisor will look to exit such investments via repurchases by the portfolio company, public offerings and sales pursuant to merger and acquisition transactions.

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

After the Advisor has identified an investment opportunity and completed due diligence, the investment team involved in the transaction prepares a written investment analysis. Senior investment professionals involved in the transaction review the analysis, and if they are in favor of making the potential investment, present it first to Messrs. Maher and Lazar and then, if approved by Messrs. Maher and Lazar, to the Advisor’s investment committee. The investment committee is comprised of Messrs. Maher and Lazar and several senior executives of BlackRock and several of the Kelso Principals. Investment committee members have an average of over 20 years of investment experience in the fixed income and private equity markets. Each investment opportunity requires the consensus of the investment committee in order to be approved, except that investments of less than approximately 3% of our net assets may be made without the prior approval of the investment committee if approved by Messrs. Maher and Lazar and two other members of the investment committee, one of whom must be an individual from BlackRock and the other a Kelso Principal. In addition, follow-on investments in existing portfolio companies generally do not require investment committee approval beyond that obtained when the initial investment in the company was made. Temporary investments, such as those in cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less, do not require approval by the investment committee.

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

In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind, or PIK, interest. To the extent interest is PIK, it will be payable through the increase of the principal amount of the loan by the amount of the interest due on the then-outstanding principal amount of the loan. We must recognize PIK interest, a non-cash source of income, as taxable income, increasing the amounts we are required to distribute to stockholders to qualify for the federal income tax benefits applicable to RICs.

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

In general, our debt investments include financial covenants and terms that require the portfolio company to reduce leverage over time, thereby enhancing its credit quality. These methods may include, among others: maintenance leverage covenants requiring a decreasing ratio of debt to cash flow; maintenance cash flow covenants requiring an increasing ratio of cash flow to interest expense and possibly other cash expenses such as capital expenditures, cash taxes and mandatory principal payments; and debt incurrence prohibitions, limiting a company’s ability to relever its balance sheet. In addition, limitations on asset sales and capital expenditures prevent a company from changing the nature of its business or capitalization without our consent.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.45 at December 31, 2008 versus 1.32 at June 30, 2008 and 1.23 at December 31, 2007. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2008, June 30, 2008 and December 31, 2007:

	December 31, 2008	June 30, 2008	December 31, 2007
Grade 1	$626,372,188	$856,260,053	$910,545,131
Grade 2	245,441,091	252,403,408	154,212,434
Grade 3	11,051,924	21,953,278	17,888,578
Grade 4	49,252,535	25,175,821	21,198,500

Total investments including unearned income	932,117,738	1,155,792,560	1,103,844,643
Unearned income	(5,272,812)	(6,583,468)	(5,583,857)

Total investments	$926,844,926	$1,149,209,092	$1,098,260,786

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

On June 22, 2008, the owners of the Advisor amended its limited liability operating agreement to reduce the voting power of certain of its owners, which may have been deemed to cause an “assignment,” as defined in the 1940 Act, of our previous investment management agreement and such an assignment results in termination of the agreement under the 1940 Act. Pursuant to the approval of our Board of Directors at an in-person meeting on March 5, 2008 and of our stockholders at our Annual Meeting of Stockholders on April 24, 2008, we entered into a new investment management agreement, the terms of which are identical to the previous investment management agreement, except for the date of the agreement and the expiration of its initial term. The date of the new agreement is June 22, 2008 and its initial term expires on June 22, 2010.

For the years ended December 31, 2008, 2007 and 2006, the Advisor earned $22,716,602, $17,095,983 and $6,780,053, respectively, in base management fees, net of waiver provisions applicable during the periods prior to June 30, 2007, under the management agreement. The base management fees, prior to such waivers, would have been $22,716,602, $19,152,889 and $11,094,308 for the years ended December 31, 2008, 2007 and 2006, respectively.

The management agreement provides that the Advisor or its affiliates may be entitled to an incentive fee under certain circumstances, which we refer to as the Incentive Fee. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to our stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to our stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to our net asset value and does not take into account changes in the market price of our common stock.

The Advisor will be entitled to receive the Incentive Fee from us if our performance exceeds a “hurdle rate” during different measurement periods: the pre-offering period; the transition period; trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income); and annual periods (which applies only to the portion of the Incentive Fee based on capital gains).

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

The hurdle rate for each quarterly portion of a measurement period is 2.0% multiplied by the net asset value of our common stock at the beginning of the respective measurement period calculated after giving effect to any distributions that occurred during the measurement period times the number of calendar quarters in the measurement period. A portion of the Incentive Fee is based on our income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income. For each of the first three measurement periods referred to above (the pre-offering period, the transition period and each trailing four quarters’ period), we paid or will pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. We refer to the amount of the excess described in this paragraph for each period as the excess income amount.

The portion of the Incentive Fee based on income for each period will equal 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equal 20% of the period’s excess income amount distributed or distributable to our stockholders. Thereafter, the portion of the Incentive Fee based on income for the period equals an amount such that the cumulative Incentive Fee payments to the Advisor during the period based on income equal 20% of the period’s excess income amount.

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated separately for each of two periods: the pre-offering period (on a quarterly basis) and after the pre-offering period (on an annual basis). For each period, we paid or will pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. We refer to the amount of the excess described in this paragraph as the excess gain amount.

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

In calculating whether the portion of the Incentive Fee based on capital gains is payable under the management agreement for any period, we will account for our assets on a security-by-security basis. In addition, we will use the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Advisers Act by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

For the year ended December 31, 2008, the Advisor earned no Incentive Fees from us as the hurdle rate was not achieved. Although we did not incur any Incentive Fees during the year ended December 31, 2008, we may incur such fees in the future relating to investment performance since March 31, 2008 measured on a trailing four quarters’ basis at March 31, 2009 and thereafter. For the years ended December 31, 2007 and 2006, we incurred $9,412,097 and $4,443,298, respectively, in Incentive Fees.

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

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2008, 2007 and 2006, we incurred $1,027,135, $876,429 and $469,287, respectively, for costs and expenses reimbursable to the Advisor under the management agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. For the years ended December 31, 2008, 2007 and 2006, we reimbursed the Advisor $1,691,420, $1,475,237 and $1,053,392, respectively, for payments made on our behalf to third party providers of goods and services.

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

Board and stockholder approval of the management agreement

The management agreement was originally approved by our Board of Directors at an in-person meeting of the Board of Directors held on April 14, 2005, including a majority of the directors who are not parties to the agreement or interested persons of any such party (as such term is defined in the 1940 Act). In addition, the management agreement was approved by our sole stockholder on July 21, 2005. On June 22, 2008, the owners of the Advisor amended its limited liability operating agreement to reduce the voting power of certain of its owners, which may have been deemed to cause an “assignment,” as defined in the 1940 Act, of our previous investment management agreement and such an assignment results in termination of the agreement under the 1940 Act. Pursuant to the approval of our Board of Directors at an in-person meeting on March 5, 2008 and of our stockholders at our Annual Meeting of Stockholders on April 24, 2008, we entered into a new investment management agreement, the terms of which are identical to the previous investment management agreement, except for the date of the agreement and the expiration of its initial term. The date of the new agreement is June 22, 2008 and its initial term expires on June 22, 2010. A discussion regarding the basis for the Board’s approval of the investment management agreement is available in our Proxy Statement for our 2008 Annual Meeting of Stockholders.

Duration and termination

The management agreement will continue in effect until June 22, 2010, and if not sooner terminated, will continue in effect for successive periods of twelve months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the management agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the management agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The management agreement will terminate automatically in the event of its assignment.

Organization of the Advisor

The Advisor is organized as a Delaware limited liability company. The Advisor is registered as an investment advisor with the SEC under the Advisers Act. Its principal executive offices are located at 40 East 52nd Street, New York, New York. James R. Maher and Michael B. Lazar, the managing members of the Advisor, are the control persons of the Advisor.

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

For the years ended December 31, 2008, 2007 and 2006, we incurred $847,387, $947,028 and $588,741, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

Leverage

We maintain a multi-currency $545 million senior secured credit facility with a group of lenders, under which we had approximately $426 million of indebtedness outstanding at December 31, 2008. Availability under the facility, which we refer to as our Credit Facility, consists of $400 million in revolving loan commitments and $145 million in term loan commitments. The term loan commitments have been fully drawn and may not be reborrowed once repaid. The Credit Facility allows us to increase its size to $1.395 billion subject to certain conditions. The Credit Facility has a stated maturity date of December 6, 2010 and the interest rate applicable to borrowings thereunder is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt.

Staffing

Services necessary for our business are provided by individuals who are employees of the Advisor or the Administrator, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers is an employee of the Advisor or the Administrator. Our executive officers are also executive officers of the Advisor. Our day-to-day investment operations are managed by the Advisor. The Advisor currently has 16 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Regulation

We are a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors or sub-advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these are fundamental policies and they may be changed without stockholder approval.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. We have adopted procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and such regulations. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

The NASDAQ Global Select Market corporate governance regulations

The NASDAQ Global Select Market has adopted corporate governance regulations with which listed companies must comply. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

Privacy principles

We are committed to maintaining the privacy of stockholders and to safeguarding our nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

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

Risks related to our business

Capital markets are currently in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which have had and could continue to result in a negative impact on our business and operations.

The U.S. capital markets have entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because our ability to issue and sell our common stock at a price below net asset value per share is limited in certain respects. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. The continued inability to raise capital has a negative effect on our business, financial condition and results of operations.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may continue to adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. As part of the valuation process, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the corporate debt markets have resulted in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio has reduced our net asset value by increasing net unrealized depreciation in our portfolio. As a result, depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

In addition to regulatory restrictions that restrict our ability to raise capital, our Credit Facility contains various covenants which, if not complied with, could accelerate repayment under this facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreement governing our Credit Facility requires us to comply with certain financial and operational covenants. These covenants include:

•	restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•	restrictions on our ability to incur liens; and

•	maintenance of a minimum level of stockholders’ equity.

As of December 31, 2008, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, during the year ended December 31, 2008, net unrealized depreciation in our portfolio increased and may continue to increase in the future. Any such further increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. Accordingly, there are no assurances that we will continue to comply with the covenants in our Credit Facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.

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

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objectives.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our existing and any future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC, and we would be subject to corporate-level federal income tax. We cannot assure you that you will receive distributions at a particular level or at all.

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

In accordance with generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: origination, structuring, closing, commitment and other upfront fees, end of term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

If we incur additional debt, it could increase the risk of investing in our shares.

We have indebtedness outstanding pursuant to our Credit Facility and expect, in the future, to borrow additional amounts under our Credit Facility and may increase the size of our Credit Facility. Lenders have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders, and we have granted a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our shares. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2008, which represented borrowings equal to 44% of our total assets. On such date, we also had $966 million in total assets; an average cost of funds of 2.75%; $426 million in debt outstanding; and $510 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2008 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 2.75% by the $426 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2008 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on our Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-21.2%	-11.8%	-2.3%	7.2%	16.6%

The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

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

Because we are required to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our common stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions.

Our investment advisor and its affiliates, officers and employees have certain conflicts of interest.

The Advisor, its officers and employees and its investment committee serve or may serve as officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders.

We may not replicate the success of BlackRock or Kelso.

We are not managed by either BlackRock or Kelso. Our investment strategies differ from those of BlackRock, the Kelso Principals or their respective affiliates. We can provide no assurance that we will replicate the historical or future performance of BlackRock’s or Kelso’s investments and our investment returns may be substantially lower than the returns achieved by those firms. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock or Kelso. In addition, current market conditions and the current stage of the economic cycle present significant challenges to us that have not been present in recent years, if ever. Accordingly, we can offer no assurance that the Advisor will be able to continue to implement our investment objective with the same degree of success as it has in the past or that shares of our common stock will trade at or above the current level.

The Incentive Fee payable to our investment advisor may increase risks.

The potential for the Advisor to earn an Incentive Fee from time to time under the management agreement may create an incentive for the Advisor to make investments that are riskier or more speculative than would otherwise be the case. The way in which the amount of the Incentive Fee is determined, which is calculated as a percentage of distributions on our common shares, may encourage the Advisor to use leverage in an effort to increase the return on our investments. If the Advisor acquires poorly performing assets with such leverage, the loss to holders of our common shares could be substantial. Finally, because a portion of the Incentive Fee is likely to reflect interest and dividend income and is calculated on an accrual basis regardless of whether we have received a cash payment of such interest or dividends, the Advisor might have an incentive to invest in zero coupon or deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the Incentive Fee even when the issuers thereof would not be able to make cash payments on such securities. The foregoing risks could be increased because the Advisor is not obligated to reimburse us for any Incentive Fee received even if we subsequently incur losses or never receive in cash income that was previously accrued. Although we did not incur any Incentive Fees during the year ended December 31, 2008, we may incur Incentive Fees in the future relating to investment performance since March 31, 2008 measured on a trailing four quarters’ basis at March 31, 2009 and thereafter.

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by or under the direction of our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

There is not a readily available market value for substantially all of the investments in our portfolio. We value these investments quarterly at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Our Board of Directors utilizes the services of one or more independent valuation firms to aid it in determining the fair value of these investments. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the amounts we realize on any dispositions of such investments. In addition, the impact of changes in the market environment and other events on the fair values of our investments that have no readily available market values may differ from the impact of such changes on the readily available market values for our other investments. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

Our investment advisor and its management have limited experience operating under the constraints imposed on us as a BDC or a RIC.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income and diversification requirements and our ability to avoid corporate-level taxes on our income and gains depends on our satisfaction of distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. These constraints, among others, may hinder the Advisor’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. The Advisor’s experience operating under these constraints is limited to the period since our inception.

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

Preferred Stock Risk. To the extent we invest in preferred securities, there are special risks associated with investing in preferred securities, including:

Deferral. Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes although we have not yet received such income.

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

The current economic downturn could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to the current economic downturn and may be unable to repay loans during this period. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during this period. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. The current economic downturn could lead to financial losses in our portfolio and a decrease in revenues, net income and assets.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur additional expenses to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or any subsequent financing; or (iii) attempt to preserve or enhance the value of our investments. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to maintain or increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow-on investments or the desire to maintain our RIC status.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

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

•

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in the best interests of our common stockholders.

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities. We may also make rights offerings to our stockholders. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current net asset value per share of our common stock, excluding underwriting commissions, unless we first file a post-effective amendment to our shelf registration statement that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the rights represents no more than one-third of our outstanding common stock at the time such rights are issued. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

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

Stockholders may incur dilution if we sell or otherwise issue shares of our common stock at prices below the then current net asset value per share of our common stock.

At our 2008 annual meeting of stockholders, our stockholders approved a proposal designed to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings. Our Board of Directors has adopted a policy to limit our ability to sell common stock at a price below its then current net asset value in one or more offerings to circumstances in which the price per share is equal to 95% or greater of our net asset value per share. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings would be subject to the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

We maintain a dividend reinvestment plan for our common stockholders, which we refer to as the Plan. Under the terms of an amendment to the Plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share.

Subject to certain conditions, for taxable years ending on or before December 31, 2009, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. We may elect to make such a distribution of our common stock at a time when the market price of our common stock is below net asset value per share, which would result in issuance of shares of our common stock at a price below net asset value per share.

Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale or other issuance of common stock at prices below the net asset value of such shares.

Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The net asset value per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to net asset value, or NAV, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price equal to 95% of its NAV per share and therefore below NAV.

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%
(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could negatively affect the profitability of our operations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, financial condition and results of operations.

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

If we fail to qualify for tax treatment as a RIC, we will be subject to corporate-level income tax, which will adversely affect our results of operations and financial condition.

To maintain our qualification as a RIC under the Code and allow us to distribute our income without tax at the corporate level, we must meet certain income source, asset diversification and annual distribution requirements. Satisfying these requirements may require us to take actions we would not otherwise take, such as selling investments at unattractive prices to satisfy diversification, distribution or source of income requirements. In addition, while we are authorized to borrow funds in order to make distributions, under the 1940 Act we are not permitted to make distributions to stockholders while we have debt obligations or other senior securities outstanding unless certain asset coverage tests are met. If we fail to qualify as a RIC for any reason and become or remain subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Risks relating to an investment in our common stock

The price of our common stock may be volatile and may fluctuate substantially.

As with any company, the price of our common stock will fluctuate with market conditions and other factors. Over the past year, the capital and credit markets have been experiencing extreme volatility and disruption. As a result, we have experienced greater than usual stock price volatility.

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

BlackRock Kelso Capital Holding LLC, or Holding, beneficially owned, in the aggregate, approximately 76.9% of the outstanding shares of our common stock at December 31, 2008. On December 26, 2008, upon the expiration of a lock-up agreement entered into in connection with our initial public offering, the outstanding shares of our common stock owned by Holding became eligible for immediate sale, subject to compliance with applicable securities laws. Sales of substantial amounts of our common stock, or the availability of common stock for sale, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of common stock should we desire to do so.

Our principal stockholders have substantial ownership in us, and this control could limit your ability to influence the outcome of key transactions, including a change of control.

As a result of their substantial ownership in us, our principal stockholders may be able to exert influence over our management and policies. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and ultimately affecting the market price of our common stock.

For taxable years ending on or before December 31, 2009, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions, which may adversely affect the market price of our common stock.

Pursuant to Revenue Procedure 2009-15 recently issued by the Internal Revenue Service, we are permitted to make taxable distributions of shares of our common stock (in lieu of cash) if (i) any such distribution is declared with respect to a taxable year ending on or before December 31, 2009, and (ii) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation on the amount of cash to be distributed in the aggregate. We are permitted to establish a limitation on the amount of cash to be distributed of not less than 10% of the aggregate distribution so declared. If we elected to make a distribution using shares of our common stock and too many of our stockholders elected to receive cash, we would distribute a pro rata amount of cash to each such stockholder electing to receive cash. The distribution of shares of our common stock in lieu of cash distributions could adversely affect the prevailing market price of our common stock.

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

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of common stock

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “BKCC” since June 27, 2007. The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of NAV, and quarterly dividends per share since shares of our common stock began being regularly quoted on The NASDAQ Global Select Market.

		Closing Sales Price
	NAV(1)	High	Low	Premium/ Discount of High Sales Price to NAV (2)	Premium/ Discount of Low Sales Price to NAV (2)	Declared Dividends
Year Ending December 31, 2008
First Quarter	$12.60	$15.19	$10.65	121%	85%	$0.43
Second Quarter	$12.31	$13.46	$9.26	109%	75%	$0.43
Third Quarter	$11.52	$11.89	$7.63	103%	66%	$0.43
Fourth Quarter	$9.23	$11.29	$6.44	122%	70%	$0.43
Year Ending December 31, 2007
Second Quarter (period from June 27, 2007 to June 30, 2007)	$14.88	$14.75	$14.55	99%	98%	$0.42
Third Quarter	$14.51	$15.68	$12.61	108%	87%	$0.42
Fourth Quarter	$13.78	$15.56	$13.17	113%	96%	$0.43

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as of the respective high or low closing sales price divided by NAV.

Holders

At March 6, 2009, there were approximately 404 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income for the calendar year;

•	98% of our capital gains in excess of capital losses for the one-year period ending on October 31st; and

•	any ordinary income and net capital gains for preceding years that were not distributed during such years.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. For the years ended December 31, 2008, 2007 and 2006, dividends reinvested pursuant to our dividend reinvestment plan totaled $28,689,391, $72,929,900 and $33,127,605, respectively.

Under the terms of an amendment to our dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date, which was the case with a previous dividend reinvestment plan that was in effect for our first three quarterly dividends paid to stockholders in 2008. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. Reinvestment at such prices resulted in dilution of our net asset value of approximately $0.11 per share in the aggregate for our first three quarterly dividends of 2008. There was no reinvestment of our fourth quarter 2008 dividend as the provisions of our dividend reinvestment plan in effect at that time did not permit reinvestment at a price below estimated net asset value per share.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC.

With respect to dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the years ended December 31, 2008, 2007 and 2006, these fees totaled $2,571,938, $6,507,209 and $4,060,829, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

On January 7, 2009, the Internal Revenue Service issued Revenue Procedure 2009-15, which permits us to make taxable distributions of shares of our common stock (in lieu of cash) if (i) any such distribution is declared with respect to a taxable year ending on or before December 31, 2009, and (ii) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation on the amount of cash to be distributed in the aggregate. We are permitted to establish a limitation on the amount of cash to be distributed of not less than 10% of the aggregate distribution so declared. If we elect to make a distribution using shares of our common stock and too many of our stockholders elect to receive cash, we would distribute a pro rata amount of cash to each such stockholder electing to receive cash. To the extent a stockholder electing to receive cash is a participant in our dividend reinvestment plan, only the cash portion of such stockholder’s distribution will be eligible for reinvestment. Revenue Procedure 2009-15 is effective with respect to distributions declared on or after January 1, 2008. We may elect to make a distribution using shares of our common stock at a time when the market price of our common stock is below net asset value per share, which would result in issuance of shares of our common stock at a price below net asset value per share and could cause our stockholders to experience dilution.

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index for the period June 27, 2007 (the date our common stock began to trade on The NASDAQ Global Select Market in connection with our initial public offering) through December 31, 2008. The graph assumes that, on June 27, 2007, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Financial Services Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, or the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Recent sales of unregistered securities

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

Issuer purchases of equity securities

The following table provides information regarding our open-market purchases of our common stock for each month in the three month period ended December 31, 2008.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008	$8.68	224,890	224,890	1,120,375
November 2008	7.76	132,869	132,869	987,506
December 2008	—	—	—	987,506

Total	$8.34	357,759	357,759	987,506

In August 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5% of our then outstanding shares of common stock (representing a maximum of 1,365,613 shares as of such date) from time to time in open market or privately negotiated transactions. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash. The repurchase plan is expected to be in effect through the earlier of September 30, 2009 or until the approved number of shares has been repurchased.

The following table provides information regarding open-market purchases of our common stock by the Advisor for each month in the three month period ended December 31, 2008.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008	—	—	—	—
November 2008	$8.04	74,661	—	—
December 2008	9.17	46,789	—	—

Total	$8.48	121,450	—	—

In November 2007, our Board of Directors authorized the purchase from time to time in the open market of an indeterminate number of shares of our common stock by the Advisor, in its discretion, subject to compliance with our and the Advisor’s applicable policies and requirements of law. The above purchases by the Advisor were made in accordance with such policies and Rule 10b-18 under the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

The Statement of Operations Data, Per Share Data and Balance Sheet Data for the years ended December 31, 2008, 2007 and 2006 and for the period July 25, 2005 (inception of operations) to December 31, 2005 are derived from our financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Total Investment Income	$143,196	$127,776	$53,892	$10,005
Net Expenses (including taxes):
Before Base Management Fee Waiver	48,093	53,987	18,314	6,137
After Base Management Fee Waiver(1)	48,093	51,930	14,000	3,802
Net Investment Income	95,103	75,846	39,892	6,203
Net Realized and Unrealized Gain (Loss)	(245,610)	(59,626)	1,662	241
Net Increase (Decrease) in Net Assets Resulting from Operations	(150,507)	16,219	41,555	6,444
Per Share Data:
Net Asset Value Per Common Share at Period End	$9.23	$13.78	$14.93	$14.95
Market Price at Period End(2)	9.86	15.28	—	—
Net Investment Income	1.76	1.66	1.09	0.17
Net Realized and Unrealized Gain (Loss)	(4.54)	(1.31)	0.04	0.01
Net Increase (Decrease) in Net Assets Resulting from Operations	(2.78)	0.35	1.13	0.18
Dividends Declared	1.72	1.69	1.15	0.20
Balance Sheet Data at Period End:
Total Assets	$966,192	$1,121,942	$766,259	$542,226
Borrowings Outstanding	426,000	381,300	164,000	—
Total Net Assets	510,296	728,192	561,800	528,705
Other Data:
Total Return(3)	(21.0)%	3.4%	7.8%	1.0%
Number of Portfolio Companies at Period End	63	60	49	26
Value of Long-Term Investments at Period End	$926,845	$1,098,261	$754,168	$137,664
Yield on Long-Term Investments at Period End(4)	11.0%	12.4%	12.5%	10.7%

*	Inception of operations.

(1)	The base management fee waiver commenced on July 25, 2005 and terminated on June 30, 2007.

(2)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.

(3)	Total return is based on the change in net asset value per common share during the period. The total returns for the year ended December 31, 2008 and for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during such periods were (23.9)% and 1.2%, respectively. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(4)	Yield on long-term investments at period end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at period end and include amortization of loan origination and other upfront fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash, cash equivalents and foreign currency.

Selected quarterly data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic and Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2008	$35,181	$23,043	$(127,143)	$(104,099)	$(1.88)	$9.23
September 30, 2008	37,446	25,582	(44,375)	(18,793)	(0.34)	11.52
June 30, 2008	34,874	23,264	(11,404)	11,859	0.22	12.31
March 31, 2008	35,695	23,214	(62,688)	(39,474)	(0.75)	12.60

December 31, 2007	$35,352	$22,118	$(38,015)	$(15,898)	$(0.31)	$13.78
September 30, 2007	34,164	22,356	(19,890)	2,465	0.05	14.51
June 30, 2007	33,208	17,358	(4,735)	12,624	0.31	14.88
March 31, 2007	25,052	14,014	3,014	17,028	0.44	14.95

December 31, 2006	$17,898	$12,208	$(356)	$11,853	$0.31	$14.93
September 30, 2006	15,116	11,007	404	11,411	0.31	15.04
June 30, 2006	12,145	9,997	1,173	11,170	0.31	15.03
March 31, 2006	8,733	6,680	441	7,121	0.20	14.95

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements

In addition to factors previously identified elsewhere in this Annual Report, including the “Risk Factors” section of this report, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital, including our ability to obtain continued financing on favorable terms;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

On July 25, 2005, we completed a private placement of 35,366,589 shares of our common stock at a price of $15.00 per share that raised approximately $529 million in net proceeds. On July 2, 2007, we completed an initial public offering of 10,000,000 shares of our common stock at a price of $16.00 per share that raised approximately $150 million in net proceeds.

Business environment

The United States has entered into an economic downturn. The economic downturn generally and the disruptions in the capital markets in particular have decreased liquidity and the cost of raising capital, where available. The longer these conditions persist, the greater the probability that these factors could increase our cost and significantly limit our access to debt and equity capital and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may also be susceptible to the economic downturn, which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. An economic downturn could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the number of our non-performing assets is likely to increase and the value of our portfolio is likely to decrease during these periods. The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all. We do not know when market conditions will stabilize, if adverse conditions will intensify or the full extent to which the disruptions will affect us. If market instability persists or intensifies, we may experience difficulty in raising capital.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our credit facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our credit facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have a 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. Our common stock has traded above and below our net asset value per share. When our stock is trading below net asset value, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit us from the issuance and sale of our common stock below net asset value per share without stockholder approval. At our 2008 Annual Meeting of Stockholders, our stockholders provided such approval, subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

The economic downturn may also continue to decrease the value of collateral securing some of our loans, as well as the value of our equity investments, which may impact our ability to borrow under our credit facility. During the year ended December 31, 2008, we experienced an increase in the net unrealized depreciation on our portfolio of investments, which was mainly attributable to a decrease in the fair value of our portfolio. We may see further decreases in the value of our portfolio, which could limit our ability to borrow under our current credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum asset coverage and net worth requirements which are affected by the decrease in value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, could result in the acceleration of our repayment obligations under the credit facility.

We expect that, given these regulatory and contractual constraints in combination with current market conditions, it may be costly or difficult for us to raise additional capital beyond our current credit facility for some time, if at all. For so long as this is the case, our near-term strategy may necessarily become somewhat dependent upon judicious use of our credit facility, retaining capital and building the value of our existing portfolio companies to further the potential of future returns. We will also, where prudent and possible, consider the sale of lower-yielding investments. With available capital, we intend to continue our strategy of employing our disciplined and selective review process to make portfolio company investments that offer attractive risk-adjusted returns for our stockholders.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies and companies whose securities are not listed on a national securities exchange. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. The SEC recently adopted an additional rule under the 1940 Act to further expand the definition of eligible portfolio company to include certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. The new rule became effective on July 21, 2008.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, expenses reimbursable under the management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our management agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

Valuation of portfolio investments

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. We generally obtain market quotations from an independent pricing service or one or more broker-dealers or market makers and utilize mid-market pricing as a practical expedient for fair value. However, debt investments with remaining maturities within 60 days are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Because we expect that there will not be a readily available market value for substantially all of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Advisor believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “forced” sale by a distressed seller.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values.

Upon acquisition, each unquoted investment generally is valued at cost until the end of the second calendar quarter following its acquisition. As of that date, an independent valuation firm conducts an initial independent appraisal of the investment.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category (which have inputs to the valuation techniques that are unobservable and require significant management judgment), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. We adopted SFAS 157 on January 1, 2008.

SFAS 157 defines fair value as the price that a company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. SFAS 157 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

SFAS 157 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that a company has the ability to access.

Level 2 – Valuations based on unadjusted quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

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

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our Board of Directors that is described above and is consistent with SFAS 157. Consistent with this valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, our practices for determining the fair value of our investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-3.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

We record interest income, adjusted for amortization of premium and accretion of discount, and dividend income on an accrual basis to the extent that we expect to collect such amounts. For loans and securities with PIK income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, we may not accrue PIK income if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, we record any prepayment fees and unamortized loan origination, structuring, closing, commitment and other upfront fees as interest income.

With respect to the dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and, accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the years ended December 31, 2008, 2007 and 2006, these fees totaled $2,571,938, $6,507,209 and $4,060,829, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Federal income taxes

We have elected to be taxed as a RIC under Subchapter M of the Code and currently qualify, and intend to continue to qualify each year, as a RIC under the Code. In order to qualify as a RIC, we are required to distribute annually at least 90% of investment company taxable income, as defined by the Code, to our stockholders. To avoid federal excise taxes, we must distribute annually at least 98% of our income from the current year (both ordinary income and net capital gains) and any undistributed ordinary income and net capital gains from the preceding years. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to our stockholders. We will accrue excise tax on estimated excess taxable income as required. For the years ended December 31, 2008 and 2007, a provision was recorded for federal excise taxes of $436,733 and $24,035, respectively.

Portfolio and investment activity

During the year ended December 31, 2008, we invested approximately $197.3 million across 7 new and 10 existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($21.1 million, or 11% of the total) or second liens ($64.7 million, or 33%), unsecured or subordinated debt securities ($98.9 million, or 50%), senior secured notes ($8.6 million, or 4%) and equity securities ($4.0 million, or 2%). Additionally, we received proceeds from sales/repayments of investment principal of approximately $120.3 million during the year ended December 31, 2008.

At December 31, 2008, our net portfolio of $943 million (at fair value) consisted of 63 portfolio companies and was invested 61% in senior secured loans, 28% in unsecured or subordinated debt securities, 6% in senior secured notes, 3% in equity investments and 2% in cash equivalents and foreign currency. Our average portfolio company investment at amortized cost was approximately $19.6 million. Our largest portfolio company investment by value was approximately $41.4 million and our five largest portfolio company investments by value comprised approximately 19% of our portfolio at December 31, 2008. At December 31, 2007, our net portfolio of $1.1 billion (at fair value) consisted of 60 portfolio companies and was invested 64% in senior secured loans, 26% in unsecured or subordinated debt securities, 5% in equity investments, 4% in senior secured notes and approximately 1% in cash equivalents and foreign currency. Our average portfolio company investment at amortized cost was approximately $19.3 million at December 31, 2007. Our largest portfolio company investment by value was approximately $44.9 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at December 31, 2007.

The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.0% at December 31, 2008 and 12.4% at December 31, 2007. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.2% and 12.2%, respectively, at December 31, 2008, versus 11.9% and 13.3%, respectively, at December 31, 2007. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash, cash equivalents and foreign currency.

At December 31, 2008, 47% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 53% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 8% at December 31, 2008. At December 31, 2007, 60% of our debt investments bore interest based on floating rates and 40% bore interest at fixed rates. None of our debt investments bore floating rate interest based on an interest rate floor at December 31, 2007.

Results of operations

Results comparisons are for the years ended December 31, 2008, 2007 and 2006.

Investment income

Investment income totaled $143,195,713, $127,776,128 and $53,892,435, respectively, for the years ended December 31, 2008, 2007 and 2006, of which $86,676,943, $88,316,906 and $39,541,255 were attributable to interest and fees on senior secured loans, $52,957,970, $36,638,953 and $4,189,990 to interest earned on other debt securities, $3,022,861, $2,132,403 and $461,223 to dividends from preferred equity securities and closed-end funds, $321,162, $332,171 and $9,577,833 to interest earned on short-term investments and cash equivalents, and $216,777, $355,695 and $122,134 to other income, respectively. The increase in investment income compared to the prior year reflects the growth of our portfolio as a result of the deployment of debt capital under our Credit Facility and equity capital from our initial public offering in July 2007. Total investments at their current cost and borrowings were $1,235,831,711 and $426,000,000 at December 31, 2008, compared to $1,155,374,740 and $381,300,000 at December 31, 2007 and $752,281,685 and $164,000,000 at December 31, 2006, respectively. Many of our floating rate debt investments bear interest based on LIBOR. Investment income increased despite lower prevailing levels of LIBOR, as fixed rate instruments as a percentage of our debt investments increased to 53% at December 31, 2008 from 40% and 31% at December 31, 2007 and 2006, respectively.

Expenses

Net expenses including taxes for the years ended December 31, 2008, 2007 and 2006 were $48,092,724, $51,930,356 and $14,000,212, respectively, which consisted of $22,716,602, $17,095,983 and $6,780,053 in base management fees (net of base management fee waivers of zero, $2,056,906, and $4,314,255), zero, $9,412,097 and $4,443,298 in incentive management fees owed to the Advisor, $18,667,097, $20,272,906 and $261,114 in interest expense and fees related to the Credit Facility, $1,775,146, $1,249,491 and $486,359 in professional fees, $1,037,712, $1,144,394 and $760,188 in administrative services, $1,027,135, $876,429 and $469,287 in Advisor expenses, $654,460, $387,706 and $18,318 in amortization of debt issuance costs, $535,420, $341,016 and $167,610 in insurance expenses, $286,834, $399,385 and $286,113 in director fees and $955,585, $726,914, and $327,872 in other expenses, respectively. Excise tax expense was $436,733 and $24,035 for the years ended December 31, 2008 and 2007, respectively.

The increase in base management fees reflects the growth of the quarterly portfolio values on which the fees are paid (in arrears). No incentive management fees were incurred during 2008 due primarily to the increase in unrealized depreciation on investments. The decrease in interest expense and fees related to the Credit Facility in 2008 is a result of reduced borrowing costs from lower prevailing levels of LIBOR, partially offset by higher average borrowings outstanding. Professional fees and insurance expenses increased as a result of our becoming a publicly-traded company in 2007. Excise taxes increased due to higher than expected amounts of fees from investments and realized gains on forward foreign currency contracts that were not distributed to stockholders in 2008. These amounts, currently estimated to be approximately $13 million or $0.23 per share, will be paid out as dividends to stockholders in 2009.

Net investment income

Net investment income was $95,102,989, $75,845,772 and $39,892,223 respectively, for the years ended December 31, 2008, 2007 and 2006 (which amounts would have been $95,102,989, $73,788,866 and $35,577,968, respectively, without base management fee waivers). The increase was primarily due to portfolio growth and the benefits of leverage from increased borrowings under our Credit Facility.

Net realized gain or loss

Net realized gain of $6,127,856 for the year ended December 31, 2008 was the result of $258,257 in net gains realized from the disposition of investments and $5,869,599 in net gain realized on foreign currency transactions. For the year ended December 31, 2007, net realized loss was $645,793 as a result of $1,623,116 in net gains realized from the disposition of investments offset by $2,268,909 in net losses realized on foreign currency transactions. For the year ended December 31, 2006 net realized gain was $479,397 as a result of $777,548 in net gains realized from the disposition of investments partially offset by $298,151 in net losses realized on foreign currency transactions. The net realized gain on foreign currency transactions during 2008 primarily reflects the appreciation of the U.S. dollar relative to the Euro and Canadian dollar, which resulted in gains on our forward foreign currency contracts used to hedge investments denominated in such currencies.

Net unrealized appreciation or depreciation

For the years ended December 31, 2008, 2007 and 2006, the change in net unrealized appreciation or depreciation was an (increase) decrease in net unrealized depreciation of $(251,738,227), $(58,980,614) and $1,183,036, respectively. The increase in net unrealized depreciation for the year ended December 31, 2008 was comprised of an increase in net unrealized depreciation on investments of $(251,872,831) and a decrease in net unrealized depreciation on foreign currency translation of $134,604. The increase in net unrealized depreciation for the year ended December 31, 2007 was comprised of an increase in net unrealized depreciation on investments of $(59,000,295) and a decrease in net unrealized depreciation on foreign currency translation of $19,681. The increase in net unrealized appreciation for the year ended December 31, 2006 was comprised of a increase in net unrealized appreciation on investments of $1,646,103 and an increase in net unrealized depreciation on foreign currency translation of $(463,067). The increase in net unrealized depreciation for the years ended December 31, 2008 and 2007 was primarily a result of a reduction in multiples used to estimate the fair value of our investments and the underperformance of some portfolio companies. Another contributing factor to the increase in unrealized depreciation was market-wide increases in interest yields. Market-wide movements are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations was a decrease of $(150,507,382) for the year ended December 31, 2008 and increases of $16,219,365 and $41,554,656 for the years ended December 31, 2007 and 2006, respectively. The decrease during 2008 primarily reflects the increase in net unrealized depreciation on investments in excess of net investment income.

Financial condition, liquidity and capital resources

During the year ended December 31, 2008, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities during the year ended December 31, 2008 was $16,509,315. Our primary uses of cash from operating activities during 2008 consisted of a net decrease in net assets from operations of $150,507,382 and purchases of investments (net of sales and repayments) of $76,953,250.

We used $6,562,038 for financing activities during the year ended December 31, 2008, consisting primarily of $48,045,418 of dividend distributions net of reinvestments, $44,700,000 of net borrowings under our Credit Facility and $3,191,008 of treasury stock purchases.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total availability and revolving loan commitments reverted to $545,000,000 and $400,000,000, respectively, on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. At December 31, 2008, we had $426,000,000 drawn and outstanding under the Credit Facility, with $119,000,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt.

Although we were in compliance with these covenants as of December 31, 2008, continued compliance with such covenants depends on many factors, some of which are beyond our control. For example, during the year ended December 31, 2008, net unrealized depreciation in our portfolio increased and may continue to increase in the future. Any such further increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity. Accordingly, there are no assurances that we will continue to comply with the covenants in our Credit Facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our operations.

On October 23, 2008, our Form N-2 shelf registration statement was declared effective by the SEC. The shelf registration permits us to offer, from time to time, up to $1 billion of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, and subscription rights.

As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On April 24, 2008, our stockholders approved a proposal authorizing us to issue shares of our common stock at a price below the then-current NAV, with the approval of our Board of Directors. The approval expires on the earlier of April 23, 2009 or on the date of our 2009 Annual Meeting of Stockholders. Our Board of Directors has adopted a policy to limit our ability to sell common stock at a price below NAV to circumstances in which the price per share of the common stock is equal to 95% or greater of its NAV in effect on the date any such sale is priced. Any sale of our common stock at a price below NAV would have a dilutive effect on our NAV.

Certain institutional shareholders beneficially own, in the aggregate, approximately 76.9% of the outstanding shares of our common stock at December 31, 2008. The outstanding shares of our common stock owned by such institutions are eligible for immediate sale, subject to compliance with applicable securities laws. Sales of substantial amounts of our common stock, or the availability of common stock for sale, could adversely affect the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of common stock should we desire to do so.

The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, repayment of indebtedness and other general corporate purposes.

At December 31, 2008, we had $15,024,972 in cash equivalents. In addition, we had $761,299 in foreign currency at that date.

Subsequent to December 31, 2008 and through the date of this report, conditions in the public debt and equity markets have continued to be volatile and our net asset value may decline. While these conditions persist, we expect to meet our liquidity needs through use of the remaining availability under our Credit Facility, continued cash flows from operations and investment sales. In the future, we may raise additional equity or debt capital off our shelf registration or may securitize a portion of our investments, among other considerations. However, we face and expect to continue to face liquidity constraints under current market conditions, and if such conditions worsen substantially, we may be unable to raise capital at all. Equity capital may be difficult to raise because our ability to issue and sell our common stock at a price below net asset value per share is limited in certain respects. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. Continued inability to raise capital would have a negative effect on our operations.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at December 31, 2008 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$426	$—	$426	$—	$—

(1)	At December 31, 2008, $119 million remained unused under our Credit Facility.

We have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our gross assets and an incentive fee, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. Pursuant to various other agreements, subsidiaries of The PNC Financial Services Group, Inc. (“PNC”) provide custodian services, administrative and accounting services, transfer agency and compliance support services to us. Payments under such agreements are generally equal to a percentage of our average net assets plus reimbursement of reasonable expenses, and a base fee. Either party may terminate each of the investment management agreement, administration agreement and such other agreements without penalty upon not less than 60 days’ written notice to the other. See Note 3 to our financial statements for more information regarding these agreements.

Off-balance sheet financing

At December 31, 2008, we had no off-balance sheet contractual obligations or arrangements. At December 31, 2007, we had an off-balance sheet commitment to make an equity investment of up to $2.5 million in an existing portfolio company.

Recently issued accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 were effective for fiscal years beginning after November 15, 2007. We applied SFAS 159 on January 1, 2008 and did not elect to apply the fair value option to any other financial assets or liabilities.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. We are currently evaluating the impact of adopting SFAS 161 on our financial statements. At this time, the impact on our financial statements has not been determined.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income for the calendar year;

•	98% of our capital gains in excess of capital losses for the one-year period ending on October 31st; and

•	any ordinary income and net capital gains for preceding years that were not distributed during such years.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. For the years ended December 31, 2008, 2007 and 2006, dividends reinvested pursuant to our dividend reinvestment plan totaled $28,689,391, $72,929,900 and $33,127,605, respectively.

Under the terms of an amendment to our dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date, which was the case with a previous dividend reinvestment plan that was in effect for our first three quarterly dividends paid to stockholders in 2008. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. Reinvestment at such prices resulted in dilution of our net asset value of approximately $0.11 per share in the aggregate for our first three quarterly dividends of 2008. There was no reinvestment of our fourth quarter dividend of 2008 as the provisions of our dividend reinvestment plan in effect at that time did not permit reinvestment at a price below estimated net asset value per share.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

With respect to dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the years ended December 31, 2008, 2007 and 2006, these fees totaled $2,571,938, $6,507,209 and $4,060,829, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

On January 7, 2009, the Internal Revenue Service issued Revenue Procedure 2009-15, which permits us to make taxable distributions of shares of our common stock (in lieu of cash) if (i) any such distribution is declared with respect to a taxable year ending on or before December 31, 2009, and (ii) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation on the amount of cash to be distributed in the aggregate. We are permitted to establish a limitation on the amount of cash to be distributed of not less than 10% of the aggregate distribution so declared. If we elect to make a distribution using shares of our common stock and too many of our stockholders elect to receive cash, we would distribute a pro rata amount of cash to each such stockholder electing to receive cash. To the extent a stockholder electing to receive cash is a participant in our dividend reinvestment plan, only the cash portion of such stockholder’s distribution will be eligible for reinvestment. Revenue Procedure 2009-15 is effective with respect to distributions declared on or after January 1, 2008. We may elect to make a distribution using shares of our common stock at a time when the market price of our common stock is below net asset value per share, which would result in issuance of shares of our common stock at a price below net asset value per share and could cause our stockholders to experience dilution.

Recent developments

In August 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5% of our outstanding shares of common stock from time to time in open market or privately negotiated transactions. During the year ended December 31, 2008, we purchased a total of 378,107 shares of our common stock on the open market for $3,191,008, including brokerage commissions. We are currently holding the shares we repurchased in treasury.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

On March 4, 2009, we amended our dividend reinvestment plan, which we refer to as the Plan. Under the terms of the amended Plan, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date, which was the case with a previous dividend reinvestment plan that was in effect for our first three quarterly dividends paid to stockholders in 2008. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution.

On March 9, 2009, our Board of Directors declared a dividend of $0.16 per share, payable on April 3, 2009 to stockholders of record at the close of business on March 20, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2008, 47% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2008, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 8%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2008 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $9,000,000, or $0.16 per share, in the value of our net assets at December 31, 2008 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $8,300,000, or $0.15 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the years ended December 31, 2008, 2007 and 2006, we did not engage in any interest rate hedging activity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2008, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. The Company’s internal control over financial reporting as of December 31, 2008, has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on page F-2.

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2009 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See the Index to Financial Statements on page F-1.

(2)	Financial Statement Schedules – None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits – Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Kelso Capital Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (3)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (3)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (4)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (3)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (4)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (4)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (4)

10.9	Amended and Restated Senior Secured Credit Agreement, dated as of December 28, 2007, between the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (6)

14.1	Code of Ethics of the Registrant (4)

14.2*	Code of Ethics and Business Conduct of the Registrant

14.3	Code of Ethics of the Advisor (3)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.

(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.

(2)	Filed with the Registrant’s Form 8-K dated as of March 28, 2007.

(3)	Previously filed with the Registrant’s Registration Statement on Form N-2 (Commission File No. 333-141090), as amended, originally filed on March 6, 2007.

(4)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005.

(5)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.

(6)	Previously filed with the Registrant’s Form 8-K dated as of January 2, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying statements of assets and liabilities of BlackRock Kelso Capital Corporation (the “Company”), including the schedules of investments, as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets, and cash flows for the years ended December 31, 2008, 2007, and 2006. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities owned at December 31, 2008 and 2007 by correspondence with the custodian and brokers. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the BlackRock Kelso Capital Corporation as of December 31, 2008 and 2007, and the results of their operations, changes in their net assets, and their cash flows for the years ended December 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York

March 16, 2009

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	December 31, 2008	December 31, 2007*
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,115,354,825 and $1,049,585,229)	$875,633,291	$1,018,013,709
Non-controlled, affiliated investments (amortized cost of $64,268,941 and $66,907,657)	40,015,080	65,412,682
Controlled investments (amortized cost of $56,207,945 and $38,881,854)	11,196,555	14,834,395

Total investments at fair value (amortized cost of $1,235,831,711 and $1,155,374,740)	926,844,926	1,098,260,786
Cash equivalents	15,024,972	5,077,695
Foreign currency at fair value (cost of $764,413 and $10,291)	761,299	10,864
Unrealized appreciation on forward foreign currency contracts	717,972	121,021
Interest receivable	16,300,537	14,260,266
Dividends receivable	4,161,246	1,796,615
Prepaid expenses and other assets	2,380,988	2,414,954

Total Assets	$966,191,940	$1,121,942,201

Liabilities:
Payable for investments purchased	$1,005,101	$—
Unrealized depreciation on forward foreign currency contracts	1,054,165	572,965
Credit facility payable	426,000,000	381,300,000
Interest payable on credit facility	835,491	1,508,277
Dividend distributions payable	19,463,166	3,310,606
Base management fees payable	5,725,029	5,606,213
Accrued administrative services	170,445	361,118
Other accrued expenses and payables	1,643,042	1,091,153

Total Liabilities	455,896,439	393,750,332

Net Assets:
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 55,670,594 and 52,825,109 issued and 55,292,487 and 52,825,109 outstanding	55,671	52,825
Paid-in capital in excess of par	818,627,914	790,378,102
Undistributed (distributions in excess of) net investment income	3,855,016	(5,411,353)
Accumulated net realized gain	243,475	729,635
Net unrealized depreciation	(309,295,567)	(57,557,340)
Treasury stock at cost, 378,107 and zero shares held	(3,191,008)	—

Total Net Assets	510,295,501	728,191,869

Total Liabilities and Net Assets	$966,191,940	$1,121,942,201

Net Asset Value Per Share	$9.23	$13.78

*	Certain amounts have been reclassified to conform to the current year’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations

	Year ended December 31, 2008	Year ended December 31, 2007*	Year ended December 31, 2006*
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$134,491,870	$118,219,979	$53,288,349
Dividends	1,760,131	940,969	461,223
Other income	166,777	55,695	122,134
From non-controlled, affiliated investments:
Interest	4,246,547	3,259,182	—
Dividends	1,262,730	1,191,434	—
Other income	50,000	300,000	—
From controlled investments:
Interest	1,217,658	3,808,869	20,729

Total investment income	143,195,713	127,776,128	53,892,435

Expenses:
Base management fees	22,716,602	19,152,889	11,094,308
Incentive management fees	—	9,412,097	4,443,298
Interest and credit facility fees	18,667,097	20,272,906	261,114
Professional fees	1,775,146	1,249,491	486,359
Administrative services	1,037,712	1,144,394	760,188
Investment advisor expenses	1,027,135	876,429	469,287
Amortization of debt issuance costs	654,460	387,706	18,318
Insurance	535,420	341,016	167,610
Director fees	286,834	399,385	286,113
Other	955,585	726,914	327,872

Expenses before management fee waiver	47,655,991	53,963,227	18,314,467
Base management fee waiver	—	(2,056,906)	(4,314,255)

Net expenses	47,655,991	51,906,321	14,000,212

Net investment income before excise taxes	95,539,722	75,869,807	39,892,223
Excise tax expense	(436,733)	(24,035)	—

Net Investment Income	95,102,989	75,845,772	39,892,223

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	145,474	1,516,109	777,548
Non-controlled, affiliated investments	112,783	107,007	—
Foreign currency	5,869,599	(2,268,909)	(298,151)

Net realized gain (loss)	6,127,856	(645,793)	479,397

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(208,150,014)	(33,457,861)	1,646,103
Non-controlled, affiliated investments	(22,758,886)	(1,494,975)	—
Controlled investments	(20,963,931)	(24,047,459)	—
Foreign currency translation	134,604	19,681	(463,067)

Net change in unrealized appreciation or depreciation	(251,738,227)	(58,980,614)	1,183,036

Net realized and unrealized gain (loss)	(245,610,371)	(59,626,407)	1,662,433

Net Increase (Decrease) in Net Assets Resulting from Operations	$(150,507,382)	$16,219,365	$41,554,656

Net Investment Income Per Share	$1.76	$1.66	$1.09

Earnings (Loss) Per Share	$(2.78)	$0.35	$1.13

Basic and Diluted Weighted-Average Shares Outstanding	54,043,069	45,714,141	36,632,218

*	Certain amounts have been reclassified to conform to the current year’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$95,102,989	$75,845,772	$39,892,223
Net change in unrealized appreciation or depreciation	(251,738,227)	(58,980,614)	1,183,036
Net realized gain (loss)	6,127,856	(645,793)	479,397

Net increase (decrease) in net assets resulting from operations	(150,507,382)	16,219,365	41,554,656

Dividend Distributions to Stockholders from:
Net investment income	(92,157,734)	(76,491,196)	(42,117,435)
Net realized gains	(729,635)	(519,782)	(279,753)

Total dividend distributions	(92,887,369)	(77,010,978)	(42,397,188)

Capital Share Transactions:
Proceeds from shares sold	—	164,143,683	810,000
Less offering costs	—	(9,890,023)	—
Reinvestment of dividends	28,689,391	72,929,900	33,127,605
Purchases of treasury stock	(3,191,008)	—	—

Net increase in net assets resulting from capital share transactions	25,498,383	227,183,560	33,937,605

Total Increase (Decrease) in Net Assets	(217,896,368)	166,391,947	33,095,073
Net assets at beginning of year	728,191,869	561,799,922	528,704,849

Net assets at end of year	$510,295,501	$728,191,869	$561,799,922

Capital Share Activity:
Shares issued from subscriptions	—	10,273,904	54,000
Shares issued from reinvestment of dividends	2,845,485	4,923,800	2,206,816
Purchases of treasury stock	(378,107)	—	—

Total increase in shares	2,467,378	15,197,704	2,260,816

Undistributed (Distributions in Excess of) Net Investment Income at End of Year	$3,855,016	$(5,411,353)	$(3,392,549)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows

	Year ended December 31, 2008	Year ended December 31, 2007*	Year ended December 31, 2006*
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(150,507,382)	$16,219,365	$41,554,656
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from dispositions of short-term investments—net	—	—	106,990,928
Purchases of long-term investments	(197,266,147)	(711,280,828)	(745,727,828)
Sales (purchases) of foreign currency—net	5,188,345	(1,281,451)	(413,610)
Proceeds from sales/repayments of long-term investments	120,312,897	310,435,608	138,404,643
Net change in unrealized depreciation on investments	251,872,831	59,000,295	(1,634,063)
Net change in unrealized appreciation on foreign currency translations	(134,604)	(19,681)	463,067
Net realized gain on investments	(258,257)	(1,623,116)	(777,548)
Net realized loss (gain) on foreign currency	(5,869,599)	2,268,909	298,151
Amortization of premium/discount—net	(3,275,791)	(1,500,246)	(986,585)
Amortization of debt issuance costs	654,460	387,706	18,318
Decrease in receivable for investments sold	—	—	996,250
Increase in interest receivable	(2,040,271)	(6,500,802)	(6,103,333)
Increase in dividends receivable	(2,364,631)	(1,753,345)	(43,270)
Decrease (increase) in prepaid expenses and other assets	(614,883)	(331,980)	50,559
Increase (decrease) in payable for investments purchased	1,005,101	(16,260,000)	12,061,704
Decrease in offering costs payable	—	—	(587,080)
Increase (decrease) in interest payable on credit facility	(672,786)	1,355,484	152,793
Increase in base management fees payable	118,816	3,449,131	1,701,753
Increase (decrease) in incentive management fees payable	—	(4,443,298)	4,443,298
Decrease in accrued administrative services payable	(190,673)	(5,236)	(142,596)
Increase in other accrued expenses and payables	551,889	289,932	102,602

Net cash provided by (used in) operating activities	16,509,315	(351,593,553)	(449,177,191)

Financing Activities:
Net proceeds from issuance of common stock	—	154,253,660	810,000
Dividend distributions paid	(76,734,809)	(89,503,882)	(33,666,996)
Dividend distributions reinvested	28,689,391	72,929,900	33,127,605
Borrowings under credit facility	202,700,000	1,459,103,995	279,000,000
Repayments under credit facility	(158,000,000)	(1,241,803,995)	(115,000,000)
Increase in deferred debt issuance costs	(25,612)	(1,344,843)	(1,029,352)
Purchases of treasury stock	(3,191,008)	—	—

Net cash provided by (used in) financing activities	(6,562,038)	353,634,835	163,241,257

Net increase (decrease) in cash equivalents	9,947,277	2,041,282	(285,935,934)
Cash equivalents, beginning of year	5,077,695	3,036,413	288,972,347

Cash equivalents, end of year	$15,024,972	$5,077,695	$3,036,413

Supplemental Disclosure of Cash Flow Information:
Cash interest paid during year	$19,093,363	$18,676,650	$19,911
Franchise, excise and income taxes paid during year	$132,484	$85,190	$88,437

*	Certain amounts have been reclassified to conform to the current year’s presentation.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Notes—10.3%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000		$23,079,223	$22,818,500	(c)
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,882,283		30,882,283	29,523,463	(c)

Total Senior Secured Notes				53,961,506	52,341,963

Unsecured Debt—27.4%
AMC Entertainment Holdings, Inc., 7.00% PIK (LIBOR + 5.00%), 6/13/12	Entertainment	13,764,638		13,557,906	9,291,131	(c)
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	50,918,276		50,918,276	39,716,255	(c)
BE Foods Investments, Inc., 7.39% (LIBOR + 5.00% cash or 5.75% PIK), 7/11/12	Food	24,950,709		24,326,664	19,561,356	(c)
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	37,488,669		37,488,669	13,870,808	(c)
Lucite International Luxembourg Finance S.àr.l., 13.97% PIK (EURIBOR + 9.00%), 7/14/14(d)	Chemicals	12,589,294	(e)	16,066,347	15,784,742	(c)
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	45,423,354		45,423,354	39,245,778	(c)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(f)	Financial Services	9,973,416		9,973,416	1,585,773	(c)
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(f)	Financial Services	6,756,886		6,431,358	891,909	(c)

Total Unsecured Debt				204,185,990	139,947,752

Subordinated Debt—25.8%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,156,235		19,156,235	17,757,830	(c)
Advanstar, Inc., 8.46% PIK (LIBOR + 7.00%), 11/30/15	Printing/ Publishing	7,164,027		7,164,027	2,752,688	(c)
Al Solutions, Inc., 16.00% PIK, 12/29/13(g)(h)	Metals	13,680,233		13,323,761	—	(c)
Conney Safety Products, LLC, 16.00%, 10/1/14	Safety Products	30,000,000		30,000,000	28,500,000	(c)
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000		25,000,000	25,000,000	(c)
Mattress Giant Corporation, 16.25% PIK, 8/1/12(h)	Bedding —Retail	15,185,673		15,104,082	—	(c)
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(f)	Information Services	8,000,000		8,066,847	4,800,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,290,415		15,290,415	14,663,508	(c)
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000		4,910,576	4,750,000	(c)
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,591,381		10,591,381	9,998,264	(c)
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667		15,021,667	14,100,000	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(f)	Security Services	$7,000,000		$7,000,000	$5,250,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,715,353		7,715,353	4,158,575	(c)

Total Subordinated Debt				178,344,344	131,730,865

Senior Secured Loans—112.9%(i)
Advanstar Communications Inc., Second Lien, 6.46% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	5,379,325	(c)
Alpha Media Group Inc., Second Lien, 8.97% (LIBOR + 7.50%), 2/11/15(h)	Publishing	20,000,000		19,344,012	2,000,000	(c)
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	40,401,000		40,401,000	35,027,667	(c)
American Safety Razor Company, LLC, Second Lien, 6.72% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	7,510,000	(c)
American SportWorks LLC, Second Lien, 20.00%, 6/27/14(j)(h)	Utility Vehicles	13,403,274		13,403,274	5,716,023	(c)
AmQuip Crane Rental LLC, Second Lien, 6.25% (LIBOR + 5.75%), 6/29/14	Construction Equipment	25,660,446		23,432,847	23,171,383	(c)
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10	Plastic Packaging	1,230,907		1,227,441	847,900	(c)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 11.75% (Base Rate + 8.50%), 4/24/11(h)	Plastic Packaging	2,308,004		2,299,537	—	(c)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 15.25% PIK (Base Rate + 12.00%), 10/24/11(h)	Plastic Packaging	916,240		868,547	—	(c)
Arclin US Holdings Inc., Second Lien, 8.79% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	8,569,500	(c)
Bankruptcy Management Solutions, Inc., Second Lien, 8.13% (LIBOR + 6.25%), 7/31/13	Financial Services	24,437,500		24,437,500	18,059,313	(c)
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 14.50% (13.50% cash, 1.00% PIK), 6/29/12(d)	Discount Stores	13,981,476	(k)	13,518,079	11,167,060	(c)
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 14.50% (13.50% cash, 1.00% PIK), 7/1/12(d)	Discount Stores	19,218,524	(k)	17,965,225	15,349,911	(c)
Berlin Packaging L.L.C., Second Lien, 8.55% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,402,716	19,968,000	(c)
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	33,082,000	(c)
Custom Direct, Inc. et al., Second Lien, 7.46% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	6,590,000	(c)
Deluxe Entertainment Services Group Inc., Second Lien, 7.46% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000		12,000,000	8,976,000	(c)
Electrical Components International, Inc., Second Lien, 11.50% (Base Rate + 8.25%), 5/1/14	Electronics	22,000,000		21,098,897	13,530,000	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Event Rentals, Inc., Acquisition Loan, First Lien, 6.99% (LIBOR + 4.00%), 12/19/13	Party Rentals	$15,000,000	$15,000,000	$13,050,000	(c)
Facet Technologies, LLC, Second Lien, 16.00% (LIBOR + 2.00% cash, 10.00% PIK), 1/26/12	Medical Devices	28,547,347	28,547,347	26,263,559	(c)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 9.50% (Base Rate + 4.25%), 1/18/13	Retail Grocery	1,470,000	1,467,522	1,470,000	(c)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 14.00% (13.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,720,175	11,678,730	11,720,175	(c)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)	Personal Fitness	6,881,944	6,881,944	6,496,555	(c)
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 7.75% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,678,231	3,676,226	3,034,540	(c)
Heartland Automotive Services II Inc. et al., Acquisition Loan, First Lien, 8.00% (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,799,837	1,799,837	1,497,464	(c)
HIT Entertainment, Inc., Second Lien, 8.21% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	350,000
InterMedia Outdoor, Inc., Second Lien, 8.21% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	7,240,000	(c)
Isola USA Corp., First Lien, 9.21% (LIBOR + 7.75%), 12/18/12	Electronics	8,901,316	8,812,731	7,726,342	(c)
Isola USA Corp., Second Lien, 15.67% (LIBOR + 12.25%), 12/18/13	Electronics	25,000,000	25,000,000	21,600,000	(c)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	33,022,141	32,730,352	32,526,809	(c)
LJVH Holdings Inc., Second Lien, 6.96% (LIBOR + 5.50%), 1/19/15(d)	Specialty Coffee	25,000,000	25,000,000	20,225,000	(c)
MCCI Group Holdings, LLC, Second Lien, 9.43% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,950,160	26,651,000	(c)
NAMIC/VA, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,767,862	14,430,000	(c)
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,698,054	32,410,000	(c)
Oriental Trading Company, Inc., Second Lien, 6.47% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	772,500
Penton Media, Inc. et al., Second Lien, 8.42% (LIBOR + 5.00%), 2/1/14(j)	Information Services	26,000,000	25,602,087	18,226,000	(c)
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	12,206,000	(c)
PQ Corporation, Second Lien, 9.97% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,785,959	7,860,000	(c)
Precision Parts International Services Corp. et al., First Lien, 8.00% (Base Rate + 4.75%), 9/30/11(h)	Automotive Parts	2,847,627	2,847,627	1,922,148

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Premier Yachts, Inc. et al., Term A, First Lien, 5.63% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	$7,088,755	$7,067,266	$6,734,317	(c)
Premier Yachts, Inc. et al., Term B, First Lien, 8.88% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,758,235	1,752,951	1,658,016	(c)
Sunrise Medical LTC LLC et al., Second Lien, 6.97% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	11,750,400	(c)
Texas Competitive Electric Holdings Company LLC, Tranche B-2, First Lien, 5.58% (LIBOR + 3.50%), 10/10/14	Utilities	4,987,374	3,949,074	3,480,770
Total Safety U.S. Inc., Second Lien, 6.96% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	4,950,000
United Subcontractors, Inc., Tranche B, First Lien, 6.92% (LIBOR + 3.00% cash, 2.00% PIK), 12/27/12	Building and Construction	6,484,524	1,005,101	4,312,208	(c)
United Subcontractors, Inc., Second Lien, 11.69% (LIBOR + 7.25% cash, 2.00% PIK), 6/27/13	Building and Construction	10,109,782	10,109,782	6,743,225	(c)
Water Pik, Inc., Second Lien, 6.46% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	26,400,000	(c)
WBS Group LLC et al., Second Lien, 8.81% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	15,600,000	(c)
Wembley, Inc., Second Lien, 4.70% (LIBOR + 4.25%), 8/23/12(h)	Gaming	1,000,000	1,000,000	108,333
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 5.46% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	5,199,150	(c)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 8.46% (LIBOR + 7.00%), 3/30/11(h)	Restaurants	8,334,656	8,334,656	6,446,407	(c)

Total Senior Secured Loans			716,614,343	576,005,000

Preferred Stock—2.0%
Facet Holdings Corp., Class A, 12.00% PIK(h)	Medical Devices	900	900,000	—	(c)
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—	(c)
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—	(c)
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	11,343,804	6,500,000	4,700,000	(c)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(j)	Sheet Metal Fabrication	5,376	5,376,000	5,537,280	(c)
Tygem Holdings, Inc., 8.00% PIK(g)(h)	Metals	10,789,367	10,826,867	—	(c)
Tygem Holdings, Inc., Series B Convertible(g)(l)	Metals	54,574,501	14,725,535	—	(c)

Total Preferred Stock			38,550,784	10,237,280

Common Stock—1.8%(l)
BKC ASW Blocker, Inc. (American SportWorks)(j)(m)	Utility Vehicles	1,000	250,000	16,399	(c)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
BKC DVSH Blocker, Inc. (DynaVox Systems)(n)	Augmentative Communication Products	100	$1,000,000	$1,000,000	(c)
BKC MTCH Blocker, Inc. (Marquette Transportation)(o)	Transportation	1,000	5,000,000	2,200,000	(c)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(c)
Fitness Together Holdings, Inc.(g)	Personal Fitness	173,547	118,500	—	(c)
M & M Tradition Holdings Corp.(j)	Sheet Metal Fabrication	500,000	5,000,000	6,095,000	(c)
MGHC Holding Corporation (Mattress Giant)	Bedding—Retail	205,000	2,050,000	—	(c)
Tygem Holdings, Inc.(g)	Metals	3,596,456	3,608,956	—	(c)

Total Common Stock			17,127,456	9,311,399

Limited Partnership/Limited Liability Company Interests—2.5%
ARS Investment Holdings, LLC (American Residential)(l)	HVAC/Plumbing Services	66,902	—	360,000	(c)
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	—	(c)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(f)	Financial Services	1,750	1,650,005	—	(c)
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	282,169	(c)
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	166,667	(c)
Prism Business Media Holdings LLC (Penton Media)(j)(l)	Information Services	68	14,943,200	4,730,000	(c)
Sentry Common Investors, LLC(l)	Security Services	147,271	147,271	—	(c)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	117,546	(c)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	6,878,899	(c)

Total Limited Partnership/Limited Liability Company Interests			31,176,538	12,535,281

Equity Warrants/Options—0.0%(l)
ATEP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(c)
ATH Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(c)
ATPP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	90,112	—	(c)
ATPR Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	7,417	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	560	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	164	(c)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	57	(c)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(f)	Financial Services	455	444,450	—	(c)

Total Equity Warrants/Options			1,143,562	8,198

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,241,104,523	$932,117,738
UNEARNED INCOME—(1.0)%			(5,272,812)	(5,272,812)

TOTAL INVESTMENTS—181.6%			$1,235,831,711	926,844,926

OTHER ASSETS & LIABILITIES (NET)—(81.6)%				(416,549,425)

NET ASSETS—100.0%				$510,295,501

(a)	Unaudited.

(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.

(c)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $905,211,175 or 177.4% of net assets at December 31, 2008.

(d)	Non-U.S. company or principal place of business outside the U.S.

(e)	Principal amount is denominated in Euros.

(f)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 2.5% of net assets at December 31, 2008.

(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Interest Income**
Al Solutions, Inc.
Subordinated Debt	$12,648,145	$675,616	$(13,323,761)	$—	$1,103,658
Fitness Together Franchise Corporation
Senior Secured Loan	—	6,881,944	(385,389)	6,496,555	114,000
Fitness Together Holdings, Inc:
Preferred Stock Series A	—	173,326	(173,326)	—	—
Preferred Stock Series A-1	—	49,056	(49,056)	—	—
Preferred Stock Series B Convertible	—	6,500,000	(1,800,000)	4,700,000	—
Common Stock	—	118,500	(118,500)	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	2,613,900	2,500,000	(5,113,900)	—	—
Common Stock	—	—	—	—	—
Less: Unearned Income	(427,650)	427,650	—	—	—

Totals	$14,834,395	$17,326,092	$(20,963,932)	$11,196,555	$1,217,658

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	For the year ended December 31, 2008. There were no realized gains (losses) or dividend income from these securities during the year.

The accompanying notes are an integral part of these financial statements

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2008 represents 2.2% of net assets.

(h)	Non-accrual status (in default) at December 31, 2008 and therefore non-income producing. At December 31, 2008, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 1.8% and 6.6% of total debt investments at fair value and amortized cost, respectively.

(i)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 12% of such senior secured loans have floors of from 3.00% to 4.00% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2008 of all contracts within the specified loan facility.

(j)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Net Realized Gain (Loss)***	Interest/Other Income***	Dividend Income***
American SportWorks LLC:
Senior Secured Loan	$13,202,280	$200,994	$—	$(7,687,251)	$5,716,023	$—	$2,070,263	$—
Common Stock	406,689	—	—	(390,290)	16,399	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	9,415,180	—	(3,832,000)	(45,900)	5,537,280	112,783	—	1,262,730
Common Stock	5,000,000	—	—	1,095,000	6,095,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	21,250,000	936,445	—	(3,960,445)	18,226,000	—	2,226,284	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	16,500,000	—	—	(11,770,000)	4,730,000	—	—	—
Less: Unearned Income	(361,467)	55,845	—	—	(305,622)	—	—	—

Totals	$65,412,682	$1,193,284	$(3,832,000)	$(22,758,886)	$40,015,080	$112,783	$4,296,547	$1,262,730

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

***	For the year ended December 31, 2008.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2008 represents 7.8% of net assets.

(k)	Principal amount is denominated in Canadian dollars.

(l)	Non-income producing equity securities at December 31, 2008.

(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.

(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.

(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

PIK	Payment-in-kind.

The accompanying notes are an integral part of these financial statements

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Notes—6.2%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14, acquired 10/20/06(c)	Glass Yarns/ Fibers	$15,000,000		$15,000,000	$14,550,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,277,111		30,277,111	30,277,111	(d)

Total Senior Secured Notes				45,277,111	44,827,111

Unsecured Debt—24.8%
AMC Entertainment Holdings, Inc., 9.99% PIK (LIBOR + 5.00%), 6/13/12	Entertainment	12,661,936		12,395,105	11,981,357
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	45,152,493		45,152,493	42,669,106
BE Foods Investments, Inc., 10.50% PIK (LIBOR + 5.25%), 7/11/12	Food	25,486,292		24,683,196	23,702,251
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	32,756,167		32,756,167	32,756,167	(d)
Lucite International Luxembourg Finance S.àr.l., 13.64% PIK (EURIBOR + 9.00%), 7/14/14(e)	Chemicals	10,978,044	(f)	13,666,704	14,987,131
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	39,500,000		39,500,000	39,500,000	(d)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Financial Services	9,000,000		9,000,000	9,045,000
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Financial Services	6,000,000		5,658,622	5,685,687

Total Unsecured Debt				182,812,287	180,326,699

Subordinated Debt—14.9%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	18,777,852		18,777,852	18,777,852	(d)
Advanstar, Inc., 11.84% PIK (LIBOR + 7.00%), 11/30/15	Printing/ Publishing	6,441,546		6,441,546	6,441,546
Al Solutions, Inc., 16.00% PIK, 12/29/13(g)	Metals	12,648,145		12,648,145	12,648,145	(d)
Conney Safety Products, LLC, 16.00%, 10/01/14	Safety Products	25,000,000		25,000,000	25,000,000	(d)
Mattress Giant Corporation, 13.25% (11.00% cash, 2.25% PIK), 8/1/12	Bedding —Retail	13,944,709		13,840,288	13,247,474
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000		8,074,656	8,220,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,274,409		10,274,409	10,274,409	(d)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000		7,000,000	6,650,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,561,250		7,561,250	7,561,250	(d)

Total Subordinated Debt				109,618,146	108,820,676

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Loans—97.9%(h)
Advanstar Communications Inc., Second Lien, 9.84% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	$14,000,000		$14,000,000	$12,880,000
Alpha Media Group Inc., Second Lien, 12.33% (LIBOR + 7.50%), 2/11/15	Publishing	20,000,000		19,236,444	18,400,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/Plumbing Services	40,000,000		40,000,000	40,000,000	(d)
American Safety Razor Company, LLC, Second Lien, 11.69% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	9,950,000
American SportWorks LLC, Second Lien, 18.00% (15.00% cash, 3.00% PIK), 6/27/14(i)	Utility Vehicles	13,202,280		13,202,280	13,202,280	(d)
AmQuip Crane Rental LLC, Second Lien, 10.63% (LIBOR + 5.75%), 6/29/14	Construction Equipment	22,000,000		22,000,000	21,340,000
Applied Tech Products Corp. et al., Tranche A, First Lien, 11.75% PIK (Base Rate + 4.50%), 10/24/10	Plastic Packaging	4,847,723		4,829,127	4,847,723	(d)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 15.75% PIK (Base Rate + 8.50%), 4/24/11	Plastic Packaging	2,308,004		2,295,861	1,568,358	(d)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 19.25% PIK (Base Rate + 12.00%), 10/24/11(j)	Plastic Packaging	916,240		851,534	—	(d)
Arclin US Holdings Inc., Second Lien, 11.40% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	14,500,000	(d)
Bankruptcy Management Solutions, Inc., Second Lien, 11.10% (LIBOR + 6.25%), 7/31/13	Financial Services	24,687,500		24,687,500	20,367,188
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 11.81% (CBA + 7.00%), 7/1/12(e)	Discount Stores	19,739,508	(k)	18,414,992	19,800,510	(d)
Berlin Packaging L.L.C., Second Lien, 11.85% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,312,346	23,040,000
Cannondale Bicycle Corporation, Second Lien, 10.85% (LIBOR + 6.00%), 6/5/10	Bicycles/ Apparel	10,000,000		10,000,000	10,000,000	(d)
Champion Energy Corporation et al., First Lien, 12.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(d)
Custom Direct, Inc. et al., Second Lien, 10.84% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	8,500,000
Deluxe Entertainment Services Group Inc., Second Lien, 10.83% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000		12,000,000	10,800,000
DynaVox Systems LLC, Term Loan B, First Lien, 8.38% (LIBOR + 3.50%), 6/30/11	Augmentative Communication Products	3,351,322		3,333,809	3,351,322	(d)
DynaVox Systems LLC, Term Loan C, First Lien, 9.88% (LIBOR + 5.00%), 12/13/11	Augmentative Communication Products	1,750,000		1,740,579	1,750,000	(d)
Eight O’Clock Coffee Company et al., Second Lien, 11.38% (LIBOR + 6.50%), 7/31/13	Coffee Distributor	14,000,000		14,000,000	13,440,000
Electrical Components International Holdings Company, Second Lien, 11.37% (LIBOR + 6.50%), 5/1/14	Electronics	20,000,000		20,000,000	16,000,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Event Rentals, Inc., Acquisition Loan, First Lien, 9.05% (LIBOR + 4.00%), 12/19/13	Party Rentals	$15,000,000	$15,000,000	$14,925,000
Facet Technologies, LLC, Second Lien, 11.88% (LIBOR + 7.00%), 1/26/12	Medical Devices	27,000,000	27,000,000	27,000,000	(d)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 9.96% (LIBOR + 5.00%), 1/18/13	Retail Grocery	1,485,000	1,481,877	1,485,000	(d)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 13.00% (12.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,601,670	11,551,996	11,601,670	(d)
Fitness Together Franchise Corporation, First Lien, 11.40% (LIBOR + 6.25%), 7/14/12	Personal Fitness	13,150,000	13,099,256	13,099,256	(d)
Heartland Automotive Services II Inc. et al., Term Loan A, First Lien, 12.00% (Base Rate + 4.75%), 2/27/12(j)	Automobile Repair	3,558,311	3,555,669	3,415,978
Heartland Automotive Services II Inc. et al., Acquisition Loan, First Lien, 12.25% (Base Rate + 5.00%), 2/27/12(j)	Automobile Repair	1,740,000	1,740,000	1,722,600
HIT Entertainment, Inc., Second Lien, 10.38% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	950,000
InterMedia Outdoor, Inc., Second Lien, 11.58% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	9,600,000
Isola USA Corp., First Lien, 9.58% (LIBOR + 4.75%), 12/18/12	Electronics	9,900,000	9,776,400	9,306,000
Isola USA Corp., Second Lien, 12.83% (LIBOR + 7.75%), 12/18/13	Electronics	25,000,000	25,000,000	23,500,000
Kaz, Inc. et al., M&E Loan, First Lien, 9.69% (LIBOR + 4.50%), 12/8/08	Consumer Products	3,000,000	3,000,000	3,000,000	(d)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	41,753,560	41,274,295	41,274,295	(d)
LJVH Holdings Inc., Second Lien, 10.33% (LIBOR + 5.50%), 1/19/15(e)	Specialty Coffee	25,000,000	25,000,000	23,000,000
MCCI Group Holdings, LLC, Second Lien, 12.71% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,938,983	29,000,000	(d)
Oriental Trading Company, Inc., Second Lien, 10.85% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	2,790,000
Penton Media, Inc. et al., Second Lien, 9.98% (LIBOR + 5.00%), 2/1/14(i)	Information Services	25,000,000	24,665,642	21,250,000
Physiotherapy Associates, Inc. et al., Second Lien, 11.41% (LIBOR + 6.50%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	15,810,000
Precision Parts International Services Corp. et al., First Lien, 10.08% (LIBOR + 4.75% cash, 0.75% PIK), 9/30/11	Automotive Parts	4,853,442	4,853,442	4,368,097
Premier Yachts, Inc. et al., Term A, First Lien, 8.69% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,877,183	7,847,172	7,837,797
Premier Yachts, Inc. et al., Term B, First Lien, 11.94% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,921,233	1,914,184	1,911,626

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Stolle Machinery Company, LLC, Second Lien, 11.38% (LIBOR + 6.50%), 9/29/13	Canning Machinery	$8,500,000	$8,500,000	$8,245,000
Sunrise Medical LTC LLC et al., Second Lien, 11.35% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,040,000
Total Safety U.S. Inc., Second Lien, 11.33% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,730,000
United Subcontractors, Inc., Second Lien, 12.21% (LIBOR + 7.25%), 6/27/13	Building and Construction	10,000,000	10,000,000	7,850,000
Water Pik, Inc., Second Lien, 10.49% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	29,400,000	(d)
WBS Group LLC et al., Second Lien, 11.35% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	20,000,000	(d)
Wembley, Inc., Second Lien, 9.72% (LIBOR + 4.25%), 8/23/12	Gaming	1,000,000	1,000,000	910,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 8.83% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	6,850,000	(d)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 11.83% (LIBOR + 7.00%), 3/30/11	Restaurants	8,334,656	8,334,656	8,334,656	(d)
York Tape & Label, Inc. et al., Second Lien, 12.25% (LIBOR + 7.25%), 9/30/13	Printing	45,197,368	44,767,550	44,293,421

Total Senior Secured Loans			741,955,594	713,237,777

Preferred Stock—1.7%
Facet Holdings Corp., Class A, 12.00% PIK	Medical Devices	900	900,000	318,420	(d)
Fitness Together Holdings, Inc., Series A, 8.00% PIK	Personal Fitness	187,500	187,500	187,500	(d)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(i)	Sheet Metal Fabrication	9,208	9,208,000	9,415,180	(d)
Tygem Holdings, Inc., 8.00% PIK(g)(j)	Metals	10,789,367	10,826,867	—	(d)
Tygem Holdings, Inc., Series B Convertible(g)(l)	Metals	45,567,701	12,225,535	2,613,900	(d)

Total Preferred Stock			33,347,902	12,535,000

Common Stock—1.7%(l)
BKC ASW Blocker, Inc. (American SportWorks)(i)(m)	Utility Vehicles	1,000	250,000	406,689	(d)
BKC MTCH Blocker, Inc. (Marquette Transportation)(n)	Transportation	1,000	5,000,000	5,100,000	(d)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(d)
Fitness Together Holdings, Inc.	Personal Fitness	62,500	62,500	77,400	(d)
M & M Tradition Holdings Corp.(i)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000	(d)
MGHC Holding Corporation (Mattress Giant)	Bedding—Retail	205,000	2,050,000	1,700,000	(d)
Tygem Holdings, Inc.(g)	Metals	3,596,456	3,608,956	—	(d)

Total Common Stock			16,071,456	12,284,089

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2007

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Limited Partnership/Limited Liability Company Interests—4.2%
ARS Investment Holdings, LLC (American Residential)(l)	HVAC/Plumbing Services	66,902	$—	$575,000	(d)
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	3,200,000	(d)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)	Financial Services	1,750	1,650,005	1,657,860
Prism Business Media Holdings LLC (Penton Media)(i)(l)	Information Services	68	14,943,201	16,500,000	(d)
Sentry Common Investors, LLC(l)	Security Services	147,271	147,271	147,300	(d)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729	(d)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	8,000,000	(d)

Total Limited Partnership/Limited Liability Company Interests			30,676,539	30,682,889

Equity Warrants/Options—0.2%(l)
ATEP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATH Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(d)
ATPP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	90,112	—	(d)
ATPR Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(d)
Fitness Together Holdings, Inc., expire 7/14/16	Personal Fitness	105,263	56,000	55,400	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	477,065	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	81,554	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	44,333	(d)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	25,378	(d)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	446,672

Total Equity Warrants/Options			1,199,562	1,130,402

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,160,958,597	1,103,844,643
UNEARNED INCOME—(0.8)%			(5,583,857)	(5,583,857)

TOTAL INVESTMENTS—150.8%			$1,155,374,740	1,098,260,786

OTHER ASSETS & LIABILITIES (NET)—(50.8)%				(370,068,917)

NET ASSETS—100.0%				$728,191,869

(a)	Unaudited.

(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.

(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 6.4% of net assets at December 31, 2007.

The accompanying notes are an integral part of these financial statements.

(d)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $559,803,995, or 76.9% of net assets, at December 31, 2007.

(e)	Non-U.S. company or principal place of business outside the U.S.

(f)	Principal amount is denominated in Euros.

(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Interest Income***
Al Solutions, Inc.
Subordinated Debt	$22,000,000	$3,296,290	$(12,648,145)	$—	$12,648,145	$3,808,869
Tygem Holdings, Inc.:
Preferred Stock	10,826,867	—		(10,826,867)	—	—
Preferred Stock Series B Convertible	—	12,225,535	—	(9,611,635)	2,613,900	—
Common Stock	3,608,956	—		(3,608,956)	—	—
Less: Unearned Income	(998,763)	571,113	—		(427,650)	—

Totals	$35,437,060	$16,092,938	$(12,648,145)	$(24,047,458)	$14,834,395	$3,808,869

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

***	For the year ended December 31, 2007. There were no realized gains (losses) or dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2007 represents 2.0% of net assets.

(h)	Approximately 80% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), Canadian Bankers’ Acceptance Rate (CBA), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. Additionally, the borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2007 of all contracts within the specified loan facility.

(i)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2006	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2007	Net Realized Gain (Loss)**	Interest/Other Income**	Dividend Income**
American SportWorks LLC:
Senior Secured Loan	$—	$13,202,280	$—	$13,202,280	$—	$1,248,969	$—
Common Stock	—	250,000	156,689	406,689	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	—	9,208,000	207,180	9,415,180	107,007	300,000	1,191,434
Common Stock	—	5,000,000	—	5,000,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	—	24,665,642	(3,415,642)	21,250,000	—	2,010,213	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	—	14,943,201	1,556,799	16,500,000	—	—	—
Less: Unearned Income	—	(361,467)	—	(361,467)	—	—	—

Totals	$—	$66,907,656	$(1,494,974)	$65,412,682	$107,007	$3,559,182	$1,191,434

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

**	For the year ended December 31, 2007.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2007 represents 9.0% of net assets.

(j)	Non-accrual status (in default) at December 31, 2007 and therefore non-income producing. At December 31, 2007, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 0.5% and 0.6% of total debt investments at fair value and amortized cost, respectively.

(k)	Principal amount is denominated in Canadian dollars.

(l)	Non-income producing equity securities at December 31, 2007.

(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.

(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.

PIK	Payment-in-kind.

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

On July 25, 2005, the Company completed a private placement of 35,366,589 shares of its common stock at a price of $15.00 per share receiving net proceeds of approximately $529 million. On July 2, 2007, the Company completed an initial public offering through which it sold an additional 10,000,000 shares of its common stock at a price of $16.00 per share and listed its shares on The NASDAQ Global Select Market (collectively, the “Public Market Event”). The Company received net proceeds of approximately $150 million from this offering. Offering costs were charged against paid-in capital.

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

The significant accounting policies consistently followed by the Company are:

(a)	Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company generally obtains market quotations from an independent pricing service or one or more broker-dealers or market makers and utilizes mid-market pricing as a practical expedient for fair value. However, debt investments with remaining maturities within 60 days are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for substantially all of the investments in its portfolio, the Company expects to value substantially all of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases in which material events are announced after the close of the market on which a security is primarily traded, when a security trades infrequently causing a quoted purchase or sale price to become stale or in the event of a “forced” sale by a distressed seller.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the Company’s principal market (as the reporting entity) and enterprise values.

Upon acquisition, each unquoted investment generally is valued at cost until the end of the second calendar quarter following its acquisition. As of that date, an independent valuation firm conducts an initial independent appraisal of the investment.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157. Since adopting SFAS 157 in January 2008, the Company’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-3.

(b)	Cash equivalents include short-term liquid investments in a money market fund.

(c)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d)	Gains or losses on the sale of investments are calculated using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income may not be accrued if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(f)	The Company has elected to be taxed as a regulated investment company under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains). The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated excess taxable income as required.

In accordance with GAAP, book and tax basis differences relating to distributions to stockholders and other permanent book and tax differences are reclassified to capital in excess of par. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

(g)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

(h)	Foreign currency amounts are translated into United States dollars on the following basis:

(i)	market value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of the period; and

(ii)	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions, income or expenses.

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

(i)	Debt issuance costs are being amortized over the life of the credit facility using the straight line method.

(j)	The Company records registration expenses related to its shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with the AICPA Audit and Accounting Guide for Investment Companies.

(k)	Loans are placed on non-accrual status, as a general matter, when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

(l)	Recently Issued Accounting Pronouncements:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 were effective for fiscal years beginning after November 15, 2007. The Company applied SFAS 159 on January 1, 2008 and did not elect to apply the fair value option to any other financial assets or liabilities.

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

The Advisor contractually agreed to waive its rights to receive one-half of the amount of the Management Fee the Advisor would otherwise have been entitled to receive until July 25, 2006. Thereafter, the Advisor agreed to waive, until such time as the Company had completed the Public Market Event, one-quarter of the amount of the Management Fee the Advisor would otherwise be entitled to receive from the Company. All such fee waivers terminated upon completion of the Public Market Event.

For the years ended December 31, 2008, 2007 and 2006, the Advisor earned $22,716,602, $17,095,983 and $6,780,053, respectively, in base management fees, net of the waiver provision, from the Company. The base management fees, prior to such waivers, would have been $22,716,602, $19,152,889 and $11,094,308 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Management Agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee (the “Incentive Fee”) under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to Company stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to the Company’s net asset value and does not take into account changes in the market price of the Company’s common stock.

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: the pre-offering period; the transition period; trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income); and annual periods (which applies only to the portion of the Incentive Fee based on capital gains).

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

The hurdle rate for each quarterly portion of a measurement period is 2.0% multiplied by the net asset value of the Company’s common stock at the beginning of the respective measurement period calculated after giving effect to any distributions that occurred during the measurement period times the number of calendar quarters in the measurement period. A portion of the Incentive Fee is based on the Company’s income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income. For each of the first three measurement periods referred to above (the pre-offering period, the transition period and each rolling four quarters’ period), the Company paid or will pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess described in this paragraph for each period is referred to as the excess income amount.

The portion of the Incentive Fee based on income for each period will equal 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equal 20% of the period’s excess income amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on income for the period equals an amount such that the cumulative Incentive Fee payments to the Advisor during the period based on income equal 20% of the period’s excess income amount.

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated separately for each of two periods: the pre-offering period (on a quarterly basis) and after the pre-offering period (on an annual basis). For each period, the Company paid or will pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess described in this paragraph is referred to as the excess gain amount.

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

In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for its assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

For the year ended December 31, 2008, the Advisor earned no Incentive Fee from the Company as the hurdle rate was not achieved. Although the Company did not incur any Incentive Fees during the year ended December 31, 2008, it may incur such fees in the future relating to investment performance since March 31, 2008 measured on a trailing four quarters’ basis at March 31, 2009 and thereafter. For the years ended December 31, 2007 and 2006, the Advisor earned $9,412,097 and $4,443,298, respectively, in incentive fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2008, 2007 and 2006, the Company incurred $1,027,135, $876,429 and $469,287, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the years ended December 31, 2008, 2007 and 2006 were $1,691,420, $1,475,237 and $1,053,392, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2008, 2007 and 2006, the Company incurred $847,387, $947,028 and $588,741, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

For the years ended December 31, 2008, 2007 and 2006, the Company incurred $234,332, $262,079 and $216,365, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements.

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

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the years ended December 31, 2008 and 2007, the Advisor purchased 225,185 and 71,703 shares of the Company’s common stock in the open market for $2,267,330 and $994,663, respectively, including brokerage commissions.

At December 31, 2008 and 2007, the Advisor owned directly approximately 504,000 and 276,000 shares, respectively, of the Company’s common stock, representing 0.9% and 0.5% of the total shares outstanding. The Advisor’s allocable portion of shares of the Company’s common stock owned indirectly by an entity in which the Advisor holds a non-voting investment interest was approximately 1,319,000 and 854,000 shares at December 31, 2008 and 2007, respectively. The Advisor disclaims ownership of the shares held by such entity. Inclusive of its allocable portion of the shares held by such entity, the Advisor would be deemed to own approximately 3.3% and 2.1% of the Company’s total shares outstanding at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately

3,195,000 and 2,843,000 shares, respectively, of the Company’s common stock, representing approximately 5.8% and 5.4% of the total shares outstanding. At December 31, 2008 and 2007, an entity affiliated with the Administrator and PGIS owned 36.5% of the members’ interests of the Advisor.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the years ended December 31, 2008, 2007 and 2006.

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Numerator for basic and diluted net increase (decrease) in net assets per share	$(150,507,382)	$16,219,365	$41,554,656
Denominator for basic and diluted weighted average shares	54,043,069	45,714,141	36,632,218
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$(2.78)	$0.35	$1.13

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for all years because there were no common stock equivalents outstanding during the above years.

5. Investments

Purchases of long term investments for the years ended December 31, 2008, 2007 and 2006 totaled $197,266,147, $711,280,828 and $745,727,828, respectively. Sales/repayments of long-term investments for the years ended December 31, 2008, 2007 and 2006 totaled $120,312,897, $310,435,608 and $138,404,643, respectively.

At December 31, 2008 investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$53,961,506	$52,341,963
Unsecured debt	204,185,990	139,947,752
Subordinated debt	178,344,344	131,730,865
Senior secured loans:
First lien	168,886,032	156,001,597
Second/other priority lien	547,728,311	420,003,403

Total senior secured loans	716,614,343	576,005,000

Preferred stock	38,550,784	10,237,280
Common stock	17,127,456	9,311,399
Limited partnership/limited liability company interests	31,176,538	12,535,281
Equity warrants/options	1,143,562	8,198

Total investments including unearned income	1,241,104,523	932,117,738
Unearned income	(5,272,812)	(5,272,812)

Total investments	$1,235,831,711	$926,844,926

At December 31, 2007, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$45,277,111	$44,827,111
Unsecured debt	182,812,287	180,326,699
Subordinated debt	109,618,146	108,820,676
Senior secured loans:
First lien	181,045,458	181,279,860

	Cost	Fair Value
Second/other priority lien	560,910,136	531,957,917

Total senior secured loans	741,955,594	713,237,777

Preferred stock	33,347,902	12,535,000
Common stock	16,071,456	12,284,089
Limited partnership/limited liability company interests	30,676,539	30,682,889
Equity warrants/options	1,199,562	1,130,402

Total investments including unearned income	1,160,958,597	1,103,844,643
Unearned income	(5,583,857)	(5,583,857)

Total investments	$1,155,374,740	$1,098,260,786

The industry composition of the portfolio at fair value at December 31, 2008 and 2007 was as follows, excluding unearned income:

	December 31,
Industry	2008	2007
Consumer Products	10.0%	10.3%
Other Services	9.6	9.0
Business Services	8.9	8.8
Healthcare	8.1	6.1
Manufacturing	7.8	10.0
Electronics	7.4	4.9
Chemicals	5.9	4.0
Beverage, Food and Tobacco	5.5	6.8
Printing, Publishing and Media	5.0	12.5
Retail	4.7	4.8
Distribution	4.6	2.3
Transportation	4.4	4.0
Utilities	3.9	3.1
Financial Services	3.8	3.4
Entertainment and Leisure	3.5	5.2
Metals	3.5	1.4
Containers and Packaging	2.2	2.7
Building and Real Estate	1.2	0.7

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2008 was United States 93.3%, Canada 5.0% and United Kingdom and other 1.7%, and at December 31, 2007 was United States 94.7%, Canada 3.9% and United Kingdom and other 1.4%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

6. Foreign currency transactions

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. Details of open forward foreign currency contracts at December 31, 2008 and 2007, respectively, were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2008	Unrealized Appreciation/ (Depreciation)
Euro	January 21, 2009	8,500,000 Sold	$10,795,085	$11,849,250	$(1,054,165)
Canadian dollar	January 21, 2009	33,200,000 Sold	28,034,621	27,316,649	717,972

Total			$38,829,706	$39,165,899	$(336,193)

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2007	Unrealized Appreciation/ (Depreciation)
Euro	January 23, 2008	11,000,000 Sold	$15,485,448	$16,058,413	$(572,965)
Canadian dollar	January 23, 2008	19,750,000 Sold	20,045,552	19,924,531	121,021

Total			$35,531,000	$35,982,944	$(451,944)

7. Credit agreement and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. At December 31, 2008, the Company’s asset coverage for borrowed amounts was 220%. On December 28, 2007, the Company amended and restated its Senior Secured, Multi-Currency Credit Agreement (the “Credit Agreement”). Under the amended Credit Agreement, the lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $600 million outstanding, at any one time, consisting of $455 million in revolving loan commitments and $145 million in term loan commitments. Total availability and revolving loan commitments reverted to $545 million and $400 million, respectively, on April 14, 2008. The Credit Agreement has a stated maturity date of December 6, 2010 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The term loans under the facility mature on the termination date of the Credit Agreement, have been fully drawn and, once repaid, may not be reborrowed. Subject to certain exceptions, the interest rate payable under the facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. In addition to the asset coverage ratio described above, borrowings under the Credit Agreement (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility under certain circumstances to a maximum of $1 billion with respect to the revolving loans, and $395 million with respect to the term loans. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At December 31, 2008, the Company had $426,000,000 drawn on the credit facility versus $381,300,000 at December 31, 2007. The weighted average annual interest cost for the years ended December 31, 2008 and 2007 was 4.06% and 6.38%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the years ended December 31, 2008 and 2007 was $453,241,284 and $313,057,645, respectively. The maximum amounts borrowed during the years ended December 31, 2008 and 2007 were $491,000,000 and $430,803,995, respectively. The remaining amount available under the facility was $119,000,000 at December 31, 2008.

At December 31, 2008, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

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

On August 7, 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent (or 1,365,613 shares as of such date) of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. The repurchase plan is expected to be in effect through the earlier of September 30, 2009 or until the approved number of shares has been repurchased. During the year ended December 31, 2008, the Company purchased a total of 378,107 shares of its common stock on the open market for $3,191,008 at an average price of $8.44 per share, including brokerage commissions. The Company currently holds the shares it repurchased in treasury.

For the years ended December 31, 2008, 2007 and 2006, dividends and distributions to common stockholders were $92,887,369, $77,010,978 and $42,397,188, respectively. For the years ended December 31, 2008, 2007 and 2006, dividends and distributions reinvested pursuant to the Company’s dividend reinvestment plan were $28,689,391, $72,929,900 and $33,127,605, respectively.

9. Commitments and contingencies

At December 31, 2007, the Company had a commitment outstanding to make an equity investment of up to $2,500,000 in an existing portfolio company, which commitment was funded in January 2008. The Company had no such commitments outstanding at December 31, 2008.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s credit facility payable were $426,000,000 and $234,000,000 at December 31, 2008 and $381,300,000 and $378,000,000 at December 31, 2007, respectively.

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

SFAS 157 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Valuations based on unadjusted quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

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

The following table summarizes the fair values of the Company’s cash equivalents, foreign currency, investments and forward foreign currency transactions based on the inputs used at December 31, 2008 in determining such fair values:

Valuation Inputs	Cash Equivalents	Foreign Currency	Investments	Forward Foreign Currency Contracts
Level 1 - Price quotations	$15,024,972	$761,299	$—	$—
Level 2 - Significant other observable inputs	—	—	—	(336,193)
Level 3 - Significant unobservable inputs	—	—	926,844,926	—

Total Fair Value	$15,024,972	$761,299	$926,844,926	$(336,193)

The following is a reconciliation for the year ended December 31, 2008 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Fair value at December 31, 2007	$559,803,995
Amortization of premium/discount - net	2,996,966
Net realized gain	258,257
Net change in unrealized appreciation or depreciation	(253,144,965)
Net purchases, sales or redemptions	78,473,882
Net transfers in or out of Level 3	538,456,791

Fair value at December 31, 2008	$926,844,926

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Transfers in or out of Level 3 represent the value of any investment where a change in the pricing level occurred from the beginning to the end of the year.

For the year ended December 31, 2008, the net change in unrealized appreciation or depreciation on investments for which significant unobservable inputs (Level 3) were used in determining fair value that are still held by the Company at December 31, 2008 was $(251,872,831). At December 31, 2008, net unrealized depreciation on the investments that use Level 3 inputs was $(308,986,785).

Investments designated as Level 3 may include, among other things, assets valued using quotes or indications furnished by brokers which are based on models or estimates and may not be executable prices. In light of current market conditions, the Company classified all long-term investments as Level 3 at December 31, 2008, as the broker quotes it utilized represent indications and not prices at which investment transactions may be executed. As a result, for the year ended December 31, 2008, $538,456,791 of the Company’s portfolio investments were transferred from Level 2 to Level 3.

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

At December 31, 2008 and 2007, the aggregate fair value of the investments that use Level 3 inputs represented 181.6% and 76.9% of net assets and 100.0% and 51.0% of total investments, respectively. At December 31, 2008 and 2007, the aggregate fair value of the investments for which broker quotes were used in determining fair value was $21,633,751 and $538,456,791, respectively, representing 4.2% and 73.9% of net assets and 2.3% and 49.0% of total investments on such dates.

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the years ended December 31, 2008, 2007 and 2006 and for the period from July 25, 2005 (inception of operations) to December 31, 2005.

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Per Share Data:
Net asset value, beginning of period	$13.78	$14.93	$14.95	$—
Gross proceeds from initial public offering	—	—	—	15.00
Offering costs	—	—	—	(0.03)

Net proceeds from initial public offering	—	—	—	14.97

Net investment income	1.76	1.66	1.09	0.17
Net realized and unrealized gain (loss)	(4.54)	(1.31)	0.04	0.01

Total from investment operations	(2.78)	0.35	1.13	0.18
Dividend distributions to stockholders from:
Net investment income	(1.71)	(1.68)	(1.14)	(0.20)
Net realized gains	(0.01)	(0.01)	(0.01)	—

Total dividend distributions	(1.72)	(1.69)	(1.15)	(0.20)
Net increase in net assets as a result of initial public offering	—	0.38	—	—
Offering costs	—	(0.19)	—	—
Issuance of stock under dividend reinvestment plan at prices less than net asset value	(0.11)	—	—	—
Purchases of treasury stock at prices less than net asset value	0.06	—	—	—

Net decrease in net assets	(4.55)	(1.15)	(0.02)	(0.02)

Net asset value, end of period	$9.23	$13.78	$14.93	$14.95

Market price, end of period(1)	$9.86	$15.28	$—	$—

Total return(2)(3)	(21.03)%	3.41%	7.76%	1.00%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(4)(5)	4.41%	4.60%	2.48%	1.63%
Ratio of credit facility related expenses to average net assets(4)	2.96%	3.04%	0.05%	—

Ratio of total expenses to average net assets(4)(5)	7.37%	7.64%	2.53%	1.63%
Ratio of net investment income to average net assets(4)	14.56%	11.16%	7.21%	2.67%
Net assets, end of period	$510,295,501	$728,191,869	$561,799,922	$528,704,849
Average debt outstanding	$453,241,284	$313,057,645	$81,157,895	$—
Weighted average shares outstanding	54,043,069	45,714,141	36,632,218	35,366,589
Average debt per share(6)	$8.39	$6.85	$2.22	$—
Portfolio turnover(3)	11%	31%	36%	2%

*	Inception of operations.

(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.

(2)	Total return is based on the change in net asset value per common share during the period. The total returns for the year ended December, 31, 2008 and for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during that period were (23.88)% and 1.18%, respectively. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

(3)	Not annualized.

(4)	Annualized.

(5)	For the years ended December 31, 2008, 2007 and 2006 and for the period from July 25, 2005 (inception of operations) to December 31, 2005. The ratio of operating expenses before management fee waiver to average net assets is 4.41%, 4.90%, 3.26% and 2.64%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 7.37%, 7.94%, 3.31% and 2.64%, respectively.

(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain, as appropriate, in the period that the differences arise. The following temporary and permanent differences at December 31, 2008 and 2007 primarily attributable to foreign currency transactions, non-deductible expenses and differences in accounting for upfront fees (which are treated as taxable income when received and accreted/amortized over the life of the respective investment for financial reporting purposes), were reclassified for tax purposes as follows:

	December 31, 2008	December 31, 2007
Decrease in paid-in capital in excess of par	$(436,733)	$(24,035)
Increase (decrease) in accumulated net realized gain	$(5,884,381)	$1,397,415
Increase (decrease) in undistributed net investment income	$6,321,114	$(1,373,380)

The following reconciles net decrease in net assets resulting from operations to taxable income for the year ended December 31, 2008:

Year ended December 31, 2008
Net decrease in net assets resulting from operations	$(150,507,382)
Net unrealized depreciation not taxable	251,738,227
Deferral of post-October currency loss	793,563
Section 1256 currency contracts mark-to-market	(336,193)
Reversal of prior year Section 1256 currency contracts mark-to-market	451,944
Upfront fees received, net of book amortization	205,921
Other income not currently taxable	(12,496)
Other taxable income	117,510
Non-deductible excise and other taxes	473,711
Other deductible expenses	(3,804)

Taxable income before deductions for distributions	$102,921,001

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

At December 31, 2008, the cost of investments for tax purposes was $1,244,268,842, resulting in net unrealized depreciation of $(317,423,914), which was comprised of gross unrealized appreciation and depreciation of $6,865,074 and $(324,288,988), respectively.

At December 31, 2008, the components of accumulated losses on a tax basis and reconciliation to accumulated losses on a book basis were as follows:

Year ended December 31, 2008
Undistributed ordinary income—net	$12,929,263
Undistributed capital gain—net	107,473
Unrealized loss—net	(309,295,567)
Section 1256 currency contracts mark-to-market	336,193
Post-October currency loss	(793,563)
Upfront fees adjustments	(8,412,114)
Non-deductible taxes	(36,978)
Expenses not currently deductible	(43,743)
Net income from limited liability companies	11,960

Total accumulated losses—net, book basis	$(305,197,076)

As a RIC, the Company is subject to a non-deductible federal excise tax of 4% if it does not distribute at least 98% of its ordinary income, excluding net short-term capital gains, in any calendar year; 98% of its capital gains in excess of capital losses for each one-year period ending October 31; and any ordinary income and net capital gains for preceding years that were not distributed during such years. For the calendar years ended December 31, 2008 and 2007 and the one-year periods ending October 31, 2008 and 2007, the Company did not distribute at least 98% of its ordinary income and capital gains and paid or will pay the 4% excise tax. Accordingly, for the years ended December 31, 2008 and 2007, a provision was recorded for federal excise taxes of $436,733 and $24,035, respectively.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. The tax character of distributions paid or declared during the years ended December 31, 2008, 2007 and 2006, respectively, was as follows:

Year ended	Ordinary income	Amount per share*	Long-term capital gain	Amount per share*	Total distributions	Total amount per share*
December 31, 2008	$92,556,785	$1.71	$330,584	$0.01	$92,887,369	$1.72
December 31, 2007	$76,491,196	$1.68	$519,782	$0.01	$77,010,978	$1.69
December 31, 2006	$42,382,231	$1.15	$14,957	$0.00	$42,397,188	$1.15

*	Rounded to the nearest $0.01.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. Based on its analysis of its tax position, the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of FIN 48.

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2008. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

By:	/s/ James R. Maher
James R. Maher
Chairman of the Board and Chief Executive Officer
March 16, 2009

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

SIGNATURE	TITLE	DATE

/s/ James R. Maher James R. Maher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 16, 2009

/s/ Frank D. Gordon Frank D. Gordon	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 16, 2009

/s/ Jerrold B. Harris Jerrold B. Harris	Director	March 16, 2009

/s/ William E. Mayer William E. Mayer	Director	March 16, 2009

/s/ François de Saint Phalle François de Saint Phalle	Director	March 16, 2009

/s/ Maureen K. Usifer Maureen K. Usifer	Director	March 16, 2009