Form 10-Q
period 2009-03-31
BlackRock Kelso Capital CORP
filed 2009-05-11
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-33559

BLACKROCK KELSO CAPITAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2725151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 212-810-5800

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑    Non-Accelerated filer ☐    (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☑

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 8, 2009 was 55,641,311.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

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

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	March 31, 2009	December 31, 2008
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,131,033,078 and $1,115,354,825)	$867,939,864	$875,633,291
Non-controlled, affiliated investments (amortized cost of $63,893,958 and $64,268,941)	35,355,432	40,015,080
Controlled investments (amortized cost of $56,259,953 and $56,207,945)	9,646,380	11,196,555

Total investments at fair value (amortized cost of $1,251,186,989 and $1,235,831,711)	912,941,676	926,844,926
Cash equivalents	1,630,118	15,024,972
Foreign currency at fair value (cost of $570 and $764,413)	588	761,299
Unrealized appreciation on forward foreign currency contracts	7,681	717,972
Interest receivable	13,994,472	16,300,537
Dividends receivable	4,809,463	4,161,246
Prepaid expenses and other assets	2,066,174	2,380,988

Total Assets	$935,450,172	$966,191,940

Liabilities:
Payable for investments purchased	$1,438,573	$1,005,101
Unrealized depreciation on forward foreign currency contracts	1,016,829	1,054,165
Credit facility payable	421,500,000	426,000,000
Interest payable on credit facility	443,762	835,491
Dividend distributions payable	8,831,305	19,463,166
Base management fees payable	4,748,218	5,725,029
Accrued administrative services	245,270	170,445
Other accrued expenses and payables	1,706,747	1,643,042

Total Liabilities	439,930,704	455,896,439

Net Assets:
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 55,670,594 issued and 54,791,123 and 55,292,487 outstanding	55,671	55,671
Paid-in capital in excess of par	818,627,916	818,627,914
Undistributed net investment income	18,775,093	3,855,016
Accumulated net realized gain	2,371,803	243,475
Net unrealized depreciation	(339,242,349)	(309,295,567)
Treasury stock at cost, 879,471 and 378,107 shares held	(5,068,666)	(3,191,008)

Total Net Assets	495,519,468	510,295,501

Total Liabilities and Net Assets	$935,450,172	$966,191,940

Net Asset Value Per Share	$9.04	$9.23

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$30,336,034	$33,088,207
Dividends	505,209	481,114
Other income	—	546
From non-controlled, affiliated investments:
Interest	481,385	1,200,564
Dividends	273,207	394,520
From controlled investments:
Interest	215,465	529,566

Total investment income	31,811,300	35,694,517

Expenses:
Base management fees	4,748,218	5,566,860
Interest and credit facility fees	1,836,389	5,214,057
Investment advisor expenses	346,794	274,898
Professional fees	232,050	598,330
Administrative services	229,108	293,435
Amortization of debt issuance costs	168,292	166,195
Insurance	129,361	137,583
Director fees	95,292	94,500
Other	274,414	134,652

Net expenses	8,059,918	12,480,510

Net Investment Income	23,751,382	23,214,007

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	4,549	28,363
Non-controlled, affiliated investments	12,240	—
Foreign currency	2,111,539	177,152

Net realized gain (loss)	2,128,328	205,515

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(23,371,679)	(49,922,548)
Non-controlled, affiliated investments	(4,284,665)	(6,736,115)
Controlled investments	(1,602,183)	(5,348,470)
Foreign currency translation	(688,253)	(885,903)

Net change in unrealized appreciation or depreciation	(29,946,780)	(62,893,036)

Net realized and unrealized gain (loss)	(27,818,452)	(62,687,521)

Net Decrease in Net Assets Resulting from Operations	$(4,067,070)	$(39,473,514)

Net Investment Income Per Share	$0.43	$0.44

Loss Per Share	$(0.07)	$(0.75)

Basic and Diluted Weighted-Average Shares Outstanding	55,242,972	52,830,053

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Net Decrease in Net Assets Resulting from Operations:
Net investment income	$23,751,382	$23,214,007
Net change in unrealized appreciation or depreciation	(29,946,780)	(62,893,036)
Net realized gain (loss)	2,128,328	205,515

Net decrease in net assets resulting from operations	(4,067,070)	(39,473,514)

Dividend Distributions to Stockholders from:
Net investment income	(8,831,305)	(22,714,796)

Capital Share Transactions:
Reinvestment of dividends	—	5,103,204
Purchases of treasury stock	(1,877,658)	—

Net increase (decrease) in net assets resulting from capital share transactions	(1,877,658)	5,103,204

Total Decrease in Net Assets	(14,776,033)	(57,085,106)
Net assets at beginning of period	510,295,501	728,191,869

Net assets at end of period	$495,519,468	$671,106,763

Capital Share Activity:
Shares issued from reinvestment of dividends	—	449,899
Purchases of treasury stock	(501,364)	—

Total increase (decrease) in shares	(501,364)	449,899

Undistributed (distributions in excess of) net investment income	$18,775,093	$(4,912,142)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008
Operating Activities:
Net decrease in net assets resulting from operations	$(4,067,070)	$(39,473,514)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(15,273,560)	(94,558,697)
Sales (purchases) of foreign currency—net	2,917,366	(481,879)
Proceeds from sales/repayments of long-term investments	720,366	27,985,697
Net change in unrealized appreciation or depreciation on investments	29,258,528	62,007,133
Net change in unrealized appreciation or depreciation on foreign currency translation	688,253	885,903
Net realized gain on investments	(16,789)	(28,363)
Net realized gain on foreign currency	(2,111,539)	(177,152)
Amortization of premium/discount—net	(845,709)	(521,834)
Amortization of debt issuance costs	168,292	166,195
Decrease (increase) in interest receivable	2,306,065	(6,058)
Increase in dividends receivable	(648,217)	(770,096)
Decrease in prepaid expenses and other assets	146,522	109,498
Increase in payable for investments purchased	433,472	—
Decrease in interest payable on credit facility	(391,729)	(1,120,716)
Decrease in base management fees payable	(976,811)	(39,353)
Increase in accrued administrative services payable	74,825	332
Increase (decrease) in other accrued expenses and payables	(526,281)	208,489

Net cash provided by (used in) operating activities	11,855,984	(45,814,415)

Financing Activities:
Dividend distributions paid	(19,463,166)	(26,025,402)
Dividend distributions reinvested	—	5,103,204
Borrowings under credit facility	14,000,000	87,700,000
Repayments under credit facility	(18,500,000)	(24,100,000)
Purchases of treasury stock	(1,287,672)	—

Net cash provided by (used in) financing activities	(25,250,838)	42,677,802

Net decrease in cash and cash equivalents	(13,394,854)	(3,136,613)
Cash and cash equivalents, beginning of period	15,024,972	5,077,695

Cash and cash equivalents, end of period	$1,630,118	$1,941,082

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$2,164,001	$6,239,141
Franchise, excise and income taxes	$454,007	$15,055
Non-cash transactions:
Unsettled treasury stock purchases	$589,986	—

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

March 31, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Senior Secured Notes—10.3%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000		$23,091,742	$22,395,500	(b)
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,882,283		30,882,283	28,874,935	(b)

Total Senior Secured Notes				53,974,025	51,270,435

Unsecured Debt—30.6%
AMC Entertainment Holdings, Inc., 6.32% PIK (LIBOR + 5.00%), 6/13/12	Entertainment	14,008,065		13,816,111	10,590,097	(b)
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	52,445,824		52,445,824	42,481,118	(b)
BE Foods Investments, Inc., 6.29% (LIBOR + 5.00% cash or 5.75% PIK), 7/11/12	Food	25,348,104		24,767,699	21,368,452	(b)
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	38,796,086		38,796,086	11,600,030	(b)
Lucite International Luxembourg Finance S.àr.l., 11.31% PIK (EURIBOR + 9.00%), 7/14/14(c)	Chemicals	13,038,681	(d)	16,647,408	15,632,292	(b)
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	52,253,576		52,253,576	46,296,668	(b)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(e)	Financial Services	10,285,085		10,285,085	2,221,578	(b)
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(e)	Financial Services	7,001,822		6,680,524	1,260,328	(b)

Total Unsecured Debt				215,692,313	151,450,563

Subordinated Debt—26.0%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,252,016		19,252,016	17,249,806	(b)
Advanstar, Inc., 8.22% PIK (LIBOR + 7.00%), 11/30/15	Printing/ Publishing	7,315,524		7,315,524	402,354	(b)
Al Solutions, Inc., 16.00% PIK, 12/29/13(f)(g)	Metals	13,680,233		13,341,360	—	(b)
Conney Safety Products, LLC, 16.00%, 10/1/14	Safety Products	30,000,000		30,000,000	27,000,000	(b)
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000		25,000,000	25,000,000	(b)
Mattress Giant Corporation, 16.25% PIK, 8/1/12(g)	Bedding —Retail	15,185,673		15,109,696	—	(b)
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(e)	Information Services	8,000,000		8,064,776	6,376,000	(b)
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867		15,366,867	14,752,192	(b)
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000		4,913,640	4,800,000	(b)
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,670,816		10,670,816	9,326,293	(b)
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667		15,021,667	14,120,366	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(e)	Security Services	$7,000,000		$7,000,000	$5,250,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,794,649		7,794,649	4,372,798	(b)

Total Subordinated Debt				178,851,011	128,649,809

Senior Secured Loans—112.6%(h)
Advanstar Communications Inc., Second Lien, 6.22% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	4,676,000	(b)
Alpha Media Group Inc., Second Lien, 9.75% (LIBOR + 7.50%), 2/11/15(g)	Publishing	20,000,000		19,370,463	1,875,000	(b)
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	40,603,005		40,603,005	35,405,820	(b)
American Safety Razor Company, LLC, Second Lien, 6.77% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	7,840,000	(b)
American SportWorks LLC, Second Lien, 20.00%, 6/27/14(g)(i)	Utility Vehicles	13,403,274		13,403,274	3,698,187	(b)
AmQuip Crane Rental LLC, Second Lien, 6.30% (LIBOR + 5.75%), 6/29/14	Construction Equipment	25,660,446		23,532,840	23,376,666	(b)
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10	Plastic Packaging	1,230,907		1,227,913	824,707	(b)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 11.75% (Base Rate + 8.50%), 4/24/11(g)	Plastic Packaging	2,308,004		2,300,441	—	(b)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 15.25% PIK (Base Rate + 12.00%), 10/24/11(g)	Plastic Packaging	916,240		872,731	—	(b)
Arclin US Holdings Inc., Second Lien, 7.73% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	5,800,000	(b)
Bankruptcy Management Solutions, Inc., Second Lien, 6.77% (LIBOR + 6.25%), 7/31/13	Financial Services	24,375,000		24,375,000	17,940,000	(b)
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 14.50% (13.50% cash, 1.00% PIK), 6/29/12(c)	Discount Stores	13,886,722	(j)	13,440,160	10,927,040	(b)
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 14.50% (13.50% cash, 1.00% PIK), 7/1/12(c)	Discount Stores	19,088,278	(j)	17,851,029	15,019,986	(b)
Berlin Packaging L.L.C., Second Lien, 7.73% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,424,938	20,304,000	(b)
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	34,000,000	(b)
Custom Direct, Inc. et al., Second Lien, 7.22% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	6,690,000	(b)
Deluxe Entertainment Services Group Inc., Second Lien, 7.22% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000		12,000,000	9,900,000	(b)
Electrical Components International, Inc., Second Lien, 11.50% (Base Rate + 8.25%), 5/1/14	Electronics	26,000,000		22,361,534	13,442,000	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Event Rentals, Inc., Acquisition Loan, First Lien, 6.99% (LIBOR + 4.00%), 12/19/13	Party Rentals	$15,000,000	$15,000,000	$13,050,000	(b)
Facet Technologies, LLC, Second Lien, 16.00% (LIBOR + 2.00% cash, 10.00% PIK), 1/26/12	Medical Devices	28,547,347	28,547,347	23,437,372	(b)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 11.25% (LIBOR + 7.75%), 1/18/13	Retail Grocery	1,470,000	1,467,673	1,470,000	(b)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 17.00%, 1/18/14	Retail Grocery	11,749,501	11,710,081	11,749,501	(b)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(f)	Personal Fitness	6,916,353	6,916,353	6,335,380	(b)
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,325,862	3,324,184	2,334,755	(b)
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,224,639	2,224,429	1,481,609	(b)
HIT Entertainment, Inc., Second Lien, 6.74% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	275,000
InterMedia Outdoor, Inc., Second Lien, 7.97% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	7,360,000	(b)
Isola USA Corp., First Lien, 9.27% (LIBOR + 8.75%), 12/18/12	Electronics	8,901,316	8,818,241	6,551,368	(b)
Isola USA Corp., Second Lien, 15.43% (LIBOR + 14.25%), 12/18/13	Electronics	25,000,000	25,000,000	11,625,000	(b)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	33,352,362	33,085,093	31,584,687	(b)
LJVH Holdings Inc., Second Lien, 6.72% (LIBOR + 5.50%), 1/19/15(c)	Specialty Coffee	25,000,000	25,000,000	20,975,000	(b)
MCCI Group Holdings, LLC, Second Lien, 8.51% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,952,909	27,956,000	(b)
NAMIC/VA, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,776,510	14,445,000	(b)
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,711,527	32,480,000	(b)
Oriental Trading Company, Inc., Second Lien, 6.52% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	648,750
Penton Media, Inc. et al., Second Lien, 6.17% (LIBOR + 5.00%), 2/1/14(i)	Information Services	26,000,000	25,621,373	18,382,000	(b)
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	13,175,000	(b)
PQ Corporation, Second Lien, 7.68% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,831,466	7,060,000	(b)
Precision Parts International Services Corp. et al., First Lien, 8.00% (Base Rate + 4.75%), 9/30/11(g)	Automotive Parts	2,847,627	2,847,627	711,907
Premier Yachts, Inc. et al., Term A, First Lien, 4.28% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	7,088,755	7,068,721	6,776,850	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Premier Yachts, Inc. et al., Term B, First Lien, 7.53% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	$1,758,235	$1,753,232	$1,682,631	(b)
Sunrise Medical LTC LLC et al., Second Lien, 7.02% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	12,729,600	(b)
Texas Competitive Electric Holdings Company LLC, Tranche B-2, First Lien, 4.03% (LIBOR + 3.50%), 10/10/14	Utilities	4,974,747	3,983,294	3,300,437
Total Safety U.S., Inc., Second Lien, 7.02% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	7,011,000	(b)
United Subcontractors, Inc., Tranche B, First Lien, 6.78% (LIBOR + 3.00% cash, 2.00% PIK), 12/27/12(g)	Building and Construction	19,686,860	2,426,303	7,161,628	(b)
United Subcontractors, Inc., Second Lien, 11.69% (LIBOR + 7.25% cash, 2.00% PIK), 6/27/13(g)	Building and Construction	10,160,331	10,160,331	483,425	(b)
Water Pik, Inc., Second Lien, 6.05% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	26,400,000	(b)
WBS Group LLC et al., Second Lien, 6.75% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	15,600,000	(b)
Wembley, Inc., Second Lien, 6.50% (Base Rate + 3.25%), 8/23/12(g)	Gaming	1,000,000	1,000,000	77,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 5.22% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	5,137,500	(b)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 8.22% (LIBOR + 7.00%), 3/30/11(g)	Restaurants	8,334,656	8,334,656	6,982,700	(b)

Total Senior Secured Loans			720,074,678	558,151,006

Preferred Stock—1.7%
Facet Holdings Corp., Class A, 12.00% PIK(g)	Medical Devices	900	900,000	—	(b)
Fitness Together Holdings, Inc., Series A(f)(k)	Personal Fitness	187,500	173,326	—	(b)
Fitness Together Holdings, Inc., Series A-1(f)(k)	Personal Fitness	49,056	49,056	—	(b)
Fitness Together Holdings, Inc., Series B Convertible(f)(k)	Personal Fitness	11,343,804	6,500,000	3,311,000	(b)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(i)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040	(b)
Tygem Holdings, Inc., 8.00% PIK(f)(g)	Metals	10,789,367	10,826,867	—	(b)
Tygem Holdings, Inc., Series B Convertible(f)(k)	Metals	54,574,501	14,725,535	—	(b)

Total Preferred Stock			38,142,784	8,428,040

Common Stock—1.9%(k)
BKC ARS Blocker, Inc. (American Residential)(l)	HVAC/Plumbing Services	1,000	—	350,000	(b)
BKC ASW Blocker, Inc. (American SportWorks)(i)(m)	Utility Vehicles	1,000	250,000	7,095	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
BKC DVSH Blocker, Inc. (DynaVox Systems)(n)	Augmentative Communication Products	100	$1,000,000	$1,178,500	(b)
BKC MTCH Blocker, Inc. (Marquette Transportation)(o)	Transportation	1,000	5,000,000	2,644,000	(b)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(b)
Fitness Together Holdings, Inc.(f)	Personal Fitness	173,547	118,500	—	(b)
M & M Tradition Holdings Corp.(i)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000	(b)
MGHC Holding Corporation (Mattress Giant)	Bedding—Retail	205,000	2,050,000	—	(b)
Tygem Holdings, Inc.(f)	Metals	3,596,456	3,608,956	—	(b)

Total Common Stock			17,127,456	9,179,595

Limited Partnership/Limited Liability Company Interests—2.2%
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	5,333,333	—	(b)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(e)(g)	Financial Services	1,750	1,650,005	—	(b)
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	321,021	(b)
PG Holdco, LLC (Press Ganey), Class A(k)	Healthcare Services	16,667	166,667	166,667	(b)
Prism Business Media Holdings LLC (Penton Media)(i)(k)	Information Services	68	14,943,201	3,443,000	(b)
Sentry Common Investors, LLC(k)	Security Services	147,271	147,271	—	(b)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	39,501	(b)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	6,835,780	(b)

Total Limited Partnership/Limited Liability Company Interests			31,176,539	10,805,969

Equity Warrants/Options—0.0%(k)
ATEP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATH Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATPP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	90,112	—	(b)
ATPR Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	1,496	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	102	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	30	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	10	(b)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(e)	Financial Services	455	444,450	—	(b)

Total Equity Warrants/Options			1,143,562	1,638

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,256,182,368	$917,937,055
UNEARNED INCOME—(1.0)%			(4,995,379)	(4,995,379)

TOTAL INVESTMENTS—184.2%			$1,251,186,989	912,941,676

OTHER ASSETS & LIABILITIES (NET)—(84.2)%				(417,422,208)

NET ASSETS—100.0%				$495,519,468

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $902,678,082 or 182.2% of net assets at March 31, 2009.
(c)	Non-U.S. company or principal place of business outside the U.S.
(d)	Principal amount is denominated in Euros.
(e)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.0% of net assets at March 31, 2009.
(f)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2008	Net Unrealized Gain (Loss)	Fair Value at March 31, 2009	Interest Income*
Al Solutions, Inc.
Subordinated Debt	$—	$—	$—	$17,600
Fitness Together Franchise Corporation Senior Secured Loan	6,496,555	(161,175)	6,335,380	197,865
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—
Preferred Stock Series A-1	—	—	—	—
Preferred Stock Series B Convertible	4,700,000	(1,389,000)	3,311,000	—
Common Stock	—	—	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—
Preferred Stock Series B Convertible	—	—	—	—
Common Stock	—	—	—	—

Totals	$11,196,555	$(1,550,175)	$9,646,380	$215,465

*	For the three months ended March 31, 2009. There were no realized gains (losses) or dividend income from these securities during the period.
The aggregate fair value of controlled investments (net of unearned income) at March 31, 2009 represents 1.9% of net assets.
(g)	Non-accrual status (in default) at March 31, 2009 and therefore non-income producing. At March 31, 2009, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 2.3% and 7.6% of total debt investments at fair value and amortized cost, respectively.
(h)	Approximately 65% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank

The accompanying notes are an integral part of these financial statements.

Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 10% of such senior secured loans have floors of from 2.25% to 4.00% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2009 of all contracts within the specified loan facility.
(i)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2009	Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$5,716,023	$—	$—	$(2,017,836)	$3,698,187	$—	$13,732	$—
BKC ASW Blocker, Inc.
Common Stock	16,399	—	—	(9,304)	7,095	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,537,280	—	(408,000)	(12,240)	5,117,040	12,240	—	273,207
Common Stock	6,095,000	—	—	(1,095,000)	5,000,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	18,226,000	19,285	—	136,715	18,382,000	—	467,653	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	4,730,000	—	—	(1,287,000)	3,443,000	—	—	—
Less: Unearned Income	(305,622)	13,732	—	—	(291,890)	—	—	—

Totals	$40,015,080	$33,017	$(408,000)	$(4,284,665)	$35,355,432	$12,240	$481,385	$273,207

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2009.
The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at March 31, 2009 represents 7.1% of net assets.
(j)	Principal amount is denominated in Canadian dollars.
(k)	Non-income producing equity securities at March 31, 2009.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value
Senior Secured Notes—10.3%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000		$23,079,223	$22,818,500	(c)
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,882,283		30,882,283	29,523,463	(c)

Total Senior Secured Notes				53,961,506	52,341,963

Unsecured Debt—27.4%
AMC Entertainment Holdings, Inc., 7.00% PIK (LIBOR + 5.00%), 6/13/12	Entertainment	13,764,638		13,557,906	9,291,131	(c)
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	50,918,276		50,918,276	39,716,255	(c)
BE Foods Investments, Inc., 7.39% (LIBOR + 5.00% cash or 5.75% PIK), 7/11/12	Food	24,950,709		24,326,664	19,561,356	(c)
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	37,488,669		37,488,669	13,870,808	(c)
Lucite International Luxembourg Finance S.àr.l., 13.97% PIK (EURIBOR + 9.00%), 7/14/14(d)	Chemicals	12,589,294	(e)	16,066,347	15,784,742	(c)
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	45,423,354		45,423,354	39,245,778	(c)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(f)	Financial Services	9,973,416		9,973,416	1,585,773	(c)
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(f)	Financial Services	6,756,886		6,431,358	891,909	(c)

Total Unsecured Debt				204,185,990	139,947,752

Subordinated Debt—25.8%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,156,235		19,156,235	17,757,830	(c)
Advanstar, Inc., 8.46% PIK (LIBOR + 7.00%), 11/30/15	Printing/ Publishing	7,164,027		7,164,027	2,752,688	(c)
Al Solutions, Inc., 16.00% PIK, 12/29/13(g)(h)	Metals	13,680,233		13,323,761	—	(c)
Conney Safety Products, LLC, 16.00%, 10/1/14	Safety Products	30,000,000		30,000,000	28,500,000	(c)
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000		25,000,000	25,000,000	(c)
Mattress Giant Corporation, 16.25% PIK, 8/1/12(h)	Bedding —Retail	15,185,673		15,104,082	—	(c)
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(f)	Information Services	8,000,000		8,066,847	4,800,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,290,415		15,290,415	14,663,508	(c)
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare	5,000,000		4,910,576	4,750,000	(c)
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,591,381		10,591,381	9,998,264	(c)
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667		15,021,667	14,100,000	(c)

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Event Rentals, Inc., Acquisition Loan, First Lien, 6.99% (LIBOR + 4.00%), 12/19/13	Party Rentals	$15,000,000	$15,000,000	$13,050,000	(c)
Facet Technologies, LLC, Second Lien, 16.00% (LIBOR + 2.00% cash, 10.00% PIK), 1/26/12	Medical Devices	28,547,347	28,547,347	26,263,559	(c)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 9.50% (Base Rate + 4.25%), 1/18/13	Retail Grocery	1,470,000	1,467,522	1,470,000	(c)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 14.00% (13.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,720,175	11,678,730	11,720,175	(c)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)	Personal Fitness	6,881,944	6,881,944	6,496,555	(c)
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.75% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,678,231	3,676,226	3,034,540	(c)
Heartland Automotive Services II, Inc. et al., Acquisition Loan, First Lien, 8.00% (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,799,837	1,799,837	1,497,464	(c)
HIT Entertainment, Inc., Second Lien, 8.21% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	350,000
InterMedia Outdoor, Inc., Second Lien, 8.21% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	7,240,000	(c)
Isola USA Corp., First Lien, 9.21% (LIBOR + 7.75%), 12/18/12	Electronics	8,901,316	8,812,731	7,726,342	(c)
Isola USA Corp., Second Lien, 15.67% (LIBOR + 12.25%), 12/18/13	Electronics	25,000,000	25,000,000	21,600,000	(c)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	33,022,141	32,730,352	32,526,809	(c)
LJVH Holdings Inc., Second Lien, 6.96% (LIBOR + 5.50%), 1/19/15(d)	Specialty Coffee	25,000,000	25,000,000	20,225,000	(c)
MCCI Group Holdings, LLC, Second Lien, 9.43% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,950,160	26,651,000	(c)
NAMIC/VA, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,767,862	14,430,000	(c)
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,698,054	32,410,000	(c)
Oriental Trading Company, Inc., Second Lien, 6.47% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	772,500
Penton Media, Inc. et al., Second Lien, 8.42% (LIBOR + 5.00%), 2/1/14(j)	Information Services	26,000,000	25,602,087	18,226,000	(c)
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	12,206,000	(c)
PQ Corporation, Second Lien, 9.97% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,785,959	7,860,000	(c)
Precision Parts International Services Corp. et al., First Lien, 8.00% (Base Rate + 4.75%), 9/30/11(h)	Automotive Parts	2,847,627	2,847,627	1,922,148

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
Premier Yachts, Inc. et al., Term A, First Lien, 5.63% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	$7,088,755	$7,067,266	$6,734,317	(c)
Premier Yachts, Inc. et al., Term B, First Lien, 8.88% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,758,235	1,752,951	1,658,016	(c)
Sunrise Medical LTC LLC et al., Second Lien, 6.97% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	11,750,400	(c)
Texas Competitive Electric Holdings Company LLC, Tranche B-2, First Lien, 5.58% (LIBOR + 3.50%), 10/10/14	Utilities	4,987,374	3,949,074	3,480,770
Total Safety U.S., Inc., Second Lien, 6.96% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	4,950,000
United Subcontractors, Inc., Tranche B, First Lien, 6.92% (LIBOR + 3.00% cash, 2.00% PIK), 12/27/12	Building and Construction	6,484,524	1,005,101	4,312,208	(c)
United Subcontractors, Inc., Second Lien, 11.69% (LIBOR + 7.25% cash, 2.00% PIK), 6/27/13	Building and Construction	10,109,782	10,109,782	6,743,225	(c)
Water Pik, Inc., Second Lien, 6.46% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	26,400,000	(c)
WBS Group LLC et al., Second Lien, 8.81% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	15,600,000	(c)
Wembley, Inc., Second Lien, 4.70% (LIBOR + 4.25%), 8/23/12(h)	Gaming	1,000,000	1,000,000	108,333
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 5.46% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	5,199,150	(c)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 8.46% (LIBOR + 7.00%), 3/30/11(h)	Restaurants	8,334,656	8,334,656	6,446,407	(c)

Total Senior Secured Loans			716,614,343	576,005,000

Preferred Stock—2.0%
Facet Holdings Corp., Class A, 12.00% PIK(h)	Medical Devices	900	900,000	—	(c)
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—	(c)
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—	(c)
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	11,343,804	6,500,000	4,700,000	(c)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(j)	Sheet Metal Fabrication	5,376	5,376,000	5,537,280	(c)
Tygem Holdings, Inc., 8.00% PIK(g)(h)	Metals	10,789,367	10,826,867	—	(c)
Tygem Holdings, Inc., Series B Convertible(g)(l)	Metals	54,574,501	14,725,535	—	(c)

Total Preferred Stock			38,550,784	10,237,280

Common Stock—1.8%(l)
BKC ASW Blocker, Inc. (American SportWorks)(j)(m)	Utility Vehicles	1,000	250,000	16,399	(c)

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,241,104,523	$932,117,738
UNEARNED INCOME—(1.0)%			(5,272,812)	(5,272,812)

TOTAL INVESTMENTS—181.6%			$1,235,831,711	926,844,926

OTHER ASSETS & LIABILITIES (NET)—(81.6)%				(416,549,425)

NET ASSETS—100.0%				$510,295,501

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $905,211,175 or 177.4% of net assets at December 31, 2008.
(d)	Non-U.S. company or principal place of business outside the U.S.
(e)	Principal amount is denominated in Euros.
(f)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 2.5% of net assets at December 31, 2008.
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Interest Income**
Al Solutions, Inc.
Subordinated Debt	$12,648,145	$675,616	$(13,323,761)	$—	$1,103,658
Fitness Together Franchise Corporation Senior Secured Loan	—	6,881,944	(385,389)	6,496,555	114,000
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	173,326	(173,326)	—	—
Preferred Stock Series A-1	—	49,056	(49,056)	—	—
Preferred Stock Series B Convertible	—	6,500,000	(1,800,000)	4,700,000	—
Common Stock	—	118,500	(118,500)	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	2,613,900	2,500,000	(5,113,900)	—	—
Common Stock	—	—	—	—	—
Less: Unearned Income	(427,650)	427,650	—	—	—

Totals	$14,834,395	$17,326,092	$(20,963,932)	$11,196,555	$1,217,658

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2008. There were no realized gains (losses) or dividend income from these securities during the year.
The aggregate fair value of controlled investments (net of unearned income) at December 31, 2008 represents 2.2% of net assets.

The accompanying notes are an integral part of these financial statements.

(h)	Non-accrual status (in default) at December 31, 2008 and therefore non-income producing. At December 31, 2008, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 1.8% and 6.6% of total debt investments at fair value and amortized cost, respectively.
(i)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 12% of such senior secured loans have floors of from 3.00% to 4.00% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2008 of all contracts within the specified loan facility.
(j)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Net Realized Gain (Loss)***	Interest/ Other Income***	Dividend Income***
American SportWorks LLC:
Senior Secured Loan	$13,202,280	$200,994	$—	$(7,687,251)	$5,716,023	$—	$2,070,263	$—
BKC ASW Blocker, Inc.
Common Stock	406,689	—	—	(390,290)	16,399	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	9,415,180	—	(3,832,000)	(45,900)	5,537,280	112,783	—	1,262,730
Common Stock	5,000,000	—	—	1,095,000	6,095,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	21,250,000	936,445	—	(3,960,445)	18,226,000	—	2,226,284	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	16,500,000	—	—	(11,770,000)	4,730,000	—	—	—
Less: Unearned Income	(361,467)	55,845	—	—	(305,622)	—	—	—

Totals	$65,412,682	$1,193,284	$(3,832,000)	$(22,758,886)	$40,015,080	$112,783	$4,296,547	$1,262,730

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2008.
The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2008 represents 7.8% of net assets.
(k)	Principal amount is denominated in Canadian dollars.
(l)	Non-income producing equity securities at December 31, 2008.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009.

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

Until the end of the second calendar quarter following its acquisition, each unquoted investment generally is valued at cost, which approximates fair value. As of that date, an independent valuation firm conducts an initial independent appraisal of the investment.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements. See Note 10.

(b)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(c)	Gains or losses on the sale of investments are calculated using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income may not be accrued if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(e)	The Company has elected to be taxed as a regulated investment company under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

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

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

(g)	Loans are placed on non-accrual status, as a general matter, when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

(h)	Recently Issued Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company applied SFAS 159 on January 1, 2008 and did not elect to apply the fair value option to any other financial assets or liabilities.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. The Company adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides further clarification for the application of SFAS 157 in markets that are not active. Previously issued FSP 157-3 has been suspended. FSP 157-4 provides additional guidance for determining when the volume and trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Since FSP 157-4 does not change the fair value measurement principles set forth in SFAS 157, the Company’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4. Therefore, FSP 157-4 is not expected to have a material impact on the Company’s financial statements.

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

From July 25, 2006 until such time as the Company had completed the Public Market Event, the Advisor contractually agreed to waive its rights to receive one-quarter of the amount of the Management Fee the Advisor would otherwise be entitled to receive from the Company. All such fee waivers terminated upon completion of the Public Market Event.

For the three months ended March 31, 2009 and 2008, the Advisor earned $4,748,218 and $5,566,860, respectively, in base management fees from the Company.

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

Quarterly Incentive Fee Based on Income. For each of the first two measurement periods referred to above (the transition period and each rolling four quarters’ period), the Company paid or will pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess described in this paragraph for each period is referred to as the excess income amount.

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

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each annual period, the Company paid or will pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess described in this paragraph is referred to as the excess gain amount.

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

For the three months ended March 31, 2009 and 2008, the Advisor earned no Incentive Fee from the Company as the hurdle rate was not achieved. Although the Company did not incur any Incentive Fee during the three months ended March 31, 2009, it may incur such fees in the future relating to investment performance since June 30, 2008 measured on a trailing four quarters’ basis at June 30, 2009 and thereafter.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2009 and 2008, the Company incurred $346,794 and $274,898, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three months ended March 31, 2009 and 2008 were $340,622 and $401,158, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2009 and 2008, the Company incurred $180,249 and $264,143, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

For the three months ended March 31, 2009 and 2008, the Company incurred $54,839 and $49,325, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the three months ended March 31, 2009 and 2008, the Advisor purchased 65,021 and 103,735 shares of the Company’s common stock in the open market for $242,583 and $1,232,598, respectively, including brokerage commissions.

At March 31, 2009 and December 31, 2008, the Advisor owned directly approximately 520,000 and 504,000 shares, respectively, of the Company’s common stock, representing 0.9% of the total shares outstanding. The Advisor’s allocable portion of shares of the Company’s common stock owned indirectly by an entity in which the Advisor holds a non-voting investment interest was approximately 3,143,000 and 1,319,000 shares at March 31, 2009 and December 31, 2008, respectively. The Advisor disclaims ownership of the shares held by such entity. Inclusive of its allocable portion of the shares held by such entity, the Advisor would be deemed to own approximately 6.7% and 3.3% of the Company’s total shares outstanding at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately 3,195,000 shares of the Company’s common stock, representing approximately 5.8% of the total shares outstanding. At March 31, 2009 and December 31, 2008, an entity affiliated with the Administrator and PGIS owned 36.5% of the members’ interests of the Advisor.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net decrease in net assets per share (loss per share) resulting from operations for the three months ended March 31, 2009 and 2008.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Numerator for basic and diluted net decrease in net assets per share	$(4,067,070)	$(39,473,514)
Denominator for basic and diluted weighted average shares	55,242,972	52,830,053
Basic/diluted net decrease in net assets per share resulting from operations	$(0.07)	$(0.75)

Diluted net decrease in net assets per share resulting from operations equals basic net decrease in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of long term investments for the three months ended March 31, 2009 and 2008 totaled $15,273,560 and $94,558,697, respectively. Sales/repayments of long-term investments for the three months ended March 31, 2009 and 2008 totaled $720,366 and $27,985,697, respectively.

At March 31, 2009 investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$53,974,025	$51,270,435
Unsecured debt	215,692,313	151,450,563
Subordinated debt	178,851,011	128,649,809
Senior secured loans:
First lien	170,618,908	155,333,185
Second/other priority lien	549,455,770	402,817,821

Total senior secured loans	720,074,678	558,151,006

Preferred stock	38,142,784	8,428,040
Common stock	17,127,456	9,179,595
Limited partnership/limited liability company interests	31,176,539	10,805,969
Equity warrants/options	1,143,562	1,638

Total investments including unearned income	1,256,182,368	917,937,055
Unearned income	(4,995,379)	(4,995,379)

Total investments	$1,251,186,989	$912,941,676

At December 31, 2008, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$53,961,506	$52,341,963
Unsecured debt	204,185,990	139,947,752
Subordinated debt	178,344,344	131,730,865
Senior secured loans:
First lien	168,886,032	156,001,597
Second/other priority lien	547,728,311	420,003,403

Total senior secured loans	716,614,343	576,005,000

Preferred stock	38,550,784	10,237,280
Common stock	17,127,456	9,311,399
Limited partnership/limited liability company interests	31,176,538	12,535,281
Equity warrants/options	1,143,562	8,198

Total investments including unearned income	1,241,104,523	932,117,738
Unearned income	(5,272,812)	(5,272,812)

Total investments	$1,235,831,711	$926,844,926

The industry composition of the portfolio at fair value at March 31, 2009 and December 31, 2008 was as follows, excluding unearned income:

	March 31,	December 31,
Industry	2009	2008
Consumer Products	9.8%	10.0%
Other Services	9.5	9.6
Business Services	9.4	8.9
Healthcare	8.7	8.1
Manufacturing	7.4	7.8
Electronics	6.3	7.4
Beverage, Food and Tobacco	5.9	5.5
Chemicals	5.5	5.9
Transportation	5.3	4.4
Printing, Publishing and Media	4.7	5.0
Retail	4.7	4.7
Distribution	4.5	4.6
Utilities	4.1	3.9
Financial Services	4.0	3.8
Entertainment and Leisure	3.6	3.5
Metals	3.5	3.5
Containers and Packaging	2.3	2.2
Building and Real Estate	0.8	1.2

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2009 was United States 93.1%, Canada 5.1% and United Kingdom and other 1.8%, and at December 31, 2008 was United States 93.3%, Canada 5.0% and United Kingdom and other 1.7%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

6. Foreign currency transactions

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during the period. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with creditworthy counterparties.

At March 31, 2009, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2009	Unrealized Appreciation/ (Depreciation)
Euro	May 20, 2009	8,500,000 Sold	$10,939,500	$11,293,355	$(353,855)
Canadian dollar	June 10, 2009	30,841,000 Sold	23,826,023	24,488,997	(662,974)
Canadian dollar	June 10, 2009	2,020,000 Sold	1,611,642	1,603,961	7,681

Total			$36,377,165	$37,386,313	$(1,009,148)

At December 31, 2008, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2008	Unrealized Appreciation/ (Depreciation)
Euro	January 21, 2009	8,500,000 Sold	$10,795,085	$11,849,250	$(1,054,165)
Canadian dollar	January 21, 2009	33,200,000 Sold	28,034,621	27,316,649	717,972

Total			$38,829,706	$39,165,899	$(336,193)

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

7. Credit agreement and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. At March 31, 2009, the Company’s asset coverage for borrowed amounts was 217%. On December 28, 2007, the Company amended and restated its Senior Secured, Multi-Currency Credit Agreement (the “Credit Agreement”). Under the amended Credit Agreement, the lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $600 million outstanding, at any one time, consisting of $455 million in revolving loan commitments and $145 million in term loan commitments. Total availability and revolving loan commitments reverted to $545 million and $400 million, respectively, on April 14, 2008. The Credit Agreement has a stated maturity date of December 6, 2010 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The term loans under the facility mature on the termination date of the Credit Agreement, have been fully drawn and, once repaid, may not be reborrowed. Subject to certain exceptions, the interest rate payable under the facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility under certain circumstances to a maximum of $1 billion with respect to the revolving loans and $395 million with respect to the term loans. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At March 31, 2009, the Company had $421,500,000 drawn on the credit facility versus $426,000,000 at December 31, 2008. The weighted average annual interest cost for the three months ended March 31, 2009 and 2008 was 1.66% and 5.02%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the three months ended March 31, 2009 and 2008 was $432,311,196 and $410,299,318, respectively. The maximum amounts borrowed during the three months ended March 31, 2009 and 2008 were $433,680,000 and $447,600,000, respectively. The remaining amount available under the facility was $123,500,000 at March 31, 2009.

At March 31, 2009, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

8. Share repurchases

On August 7, 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent (or 1,365,613 shares as of such date) of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. The repurchase plan is expected to be in effect through the earlier of June 30, 2009 or until the approved number of shares has been repurchased. During the three months ended March 31, 2009, the Company purchased a total of 501,364 shares of its common stock on the open market for $1,877,658, including brokerage commissions. The Company currently holds the shares it repurchased in treasury.

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

From time to time, the Company may be a party to certain legal proceedings incidental to the normal course of its business, including the enforcement of the Company’s rights under contracts with its portfolio companies. While the Company cannot predict the outcome of these legal proceedings with certainty, it does not expect that these proceedings will have a material effect on its financial statements

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s credit facility payable were $421,500,000 and $232,000,000 at March 31, 2009 and $426,000,000 and $234,000,000 at December 31, 2008, respectively.

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

SFAS 157 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on unadjusted quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs into the determination of fair value may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by its Board of Directors that is consistent with SFAS 157 (see Note 2). Consistent with this valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

The following table summarizes the fair values of the Company’s cash equivalents, foreign currency, investments and forward foreign currency transactions based on the inputs used as of March 31, 2009 in determining such fair values:

Valuation Inputs	Cash Equivalents	Foreign Currency	Investments	Forward Foreign Currency Contracts
Level 1—Price quotations	$1,630,118	$588	$—	$—
Level 2—Significant other observable inputs	—	—	—	(1,009,148)
Level 3—Significant unobservable inputs	—	—	912,941,676	—

Total Fair Value	$1,630,118	$588	$912,941,676	$(1,009,148)

The following is a reconciliation for the three months ended March 31, 2009 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Fair value at December 31, 2008	$926,844,926
Amortization of premium/discount—net	845,709
Net realized gain	16,789
Net change in unrealized appreciation or depreciation	(29,300,144)
Net purchases, sales or redemptions	14,534,396
Net transfers in or out of Level 3	—

Fair value at March 31, 2009	$912,941,676

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Transfers in or out of Level 3 represent the value of any investment where a change in the pricing level occurred from the beginning to the end of the year.

For the three months March 31, 2009, the net change in unrealized appreciation or depreciation on investments for which significant unobservable inputs (Level 3) were used in determining fair value that are still held by the Company at March 31, 2009 was $(29,258,527). At March 31, 2009 and December 31, 2008, net unrealized depreciation on the investments that use Level 3 inputs was $(338,245,313) and $(308,986,785), respectively.

At March 31, 2009 and December 31, 2008, the aggregate fair value of the investments that use Level 3 inputs represented 184.2% and 181.6% of net assets, respectively, and 100.0% of total investments on such dates. At March 31, 2009 and December 31, 2008, the aggregate fair value of the investments for which broker quotes were used in determining fair value was $10,263,594 and $21,633,751, respectively, representing 2.1% and 4.2% of net assets and 1.1% and 2.3% of total investments on such dates.

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2009 and 2008.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Per Share Data:
Net asset value, beginning of period	$9.23	$13.78

Net investment income	0.43	0.44
Net realized and unrealized gain (loss)	(0.50)	(1.19)

Total from investment operations	(0.07)	(0.75)
Dividend distributions to stockholders from net investment income	(0.16)	(0.43)
Purchases of treasury stock at prices less than net asset value	0.04	—

Net decrease in net assets	(0.19)	(1.18)

Net asset value, end of period	$9.04	$12.60

Market price, end of period	$4.19	$11.94

	Three months ended March 31, 2009	Three months ended March 31, 2008
Total return(1)(2)	(54.77)%	(18.90)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	4.79%	4.05%
Ratio of credit facility related expenses to average net assets(3)	1.59%	3.07%

Ratio of total expenses to average net assets(3)	6.38%	7.12%
Ratio of net investment income to average net assets(3)	18.80%	13.23%
Net assets, end of period	$495,519,468	$671,106,763
Average debt outstanding	$432,311,196	$410,299,318
Weighted average shares outstanding	55,242,972	52,830,053
Average debt per share(4)	$7.83	$7.77
Portfolio turnover(2)	*	3%

*	Less than 1%.
(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies are further described in the notes to the financial statements and in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

Recently Issued Accounting Pronouncements:

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. The Company adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides further clarification for the application of SFAS 157 in markets that are not active. Previously issued FSP 157-3 has been suspended. FSP 157-4 provides additional guidance for determining when the volume and trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Since FSP 157-4 does not change the fair value measurement principles set forth in SFAS 157, the Company’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4. Therefore, FSP 157-4 is not expected to have a material impact on the Company’s financial statements.

Portfolio and investment activity

During the three months ended March 31, 2009, we invested approximately $15.3 million across two existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($1.9 million, or 12% of the total) or second liens ($1.5 million, or 10%) and unsecured or subordinated debt securities ($11.9 million, or 78%). Additionally, we received proceeds from sales/repayments of investment principal of approximately $0.7 million during the three months ended March 31, 2009.

At March 31, 2009, our net portfolio of $915 million (at fair value) consisted of 63 portfolio companies and was invested 61% in senior secured loans, 30% in unsecured or subordinated debt securities, 6% in senior secured notes, 3% in equity investments and less than 1% in cash equivalents and foreign currency. Our average portfolio company investment at amortized cost was approximately $19.9 million. Our largest portfolio company investment by value was approximately $48.9 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at March 31, 2009. At December 31, 2008, our portfolio of $943 million (at fair value) consisted of 63 portfolio companies and was invested 61% in senior secured loans, 28% in unsecured or subordinated debt securities, 6% in senior secured notes, 3% in equity investments and approximately 2% in cash equivalents and foreign currency. Our average portfolio company investment at amortized cost was approximately $19.6 million at December 31, 2008. Our largest portfolio company investment by value was approximately $41.4 million and our five largest portfolio company investments by value comprised approximately 19% of our portfolio at December 31, 2008.

The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.4% at March 31, 2009 and 11.0% at December 31, 2008. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 9.9% and 12.1%, respectively, at March 31, 2009, versus 10.2% and 12.2%, respectively, at December 31, 2008. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash equivalents and foreign currency.

At March 31, 2009, 46% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 54% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 6% at March 31, 2009. At December 31, 2008, 47% of our debt investments bore interest based on floating rates and 53% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 8% at December 31, 2008.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.44 at March 31, 2009 versus 1.45 at December 31, 2008. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Grade 1	$607,792,876	$626,372,188
Grade 2	246,778,280	245,441,091
Grade 3	34,594,085	11,051,924
Grade 4	28,771,814	49,252,535

Total investments including unearned income	917,937,055	932,117,738
Unearned income	(4,995,379)	(5,272,812)

Total investments	$912,941,676	$926,844,926

Results of operations

Results comparisons are for the three months ended March 31, 2009 and 2008.

Investment income

Investment income totaled $31,811,300 and $35,694,517, respectively, for the three months ended March 31, 2009 and 2008, of which $17,841,510 and $22,711,015 were attributable to interest and fees on senior secured loans, $13,185,401 and $12,098,631 to interest earned on other debt securities, $778,416 and $875,634 to dividends from preferred equity securities, $5,973 and $8,691 to interest earned on short-term investments and cash equivalents, and zero and $546 to other income, respectively. The decrease in investment income for the three months ended March 31, 2009 primarily reflects the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Three-month LIBOR averaged 1.24% during the three months ended March 31, 2009, compared to 3.29% during the three months ended March 31, 2008.

Expenses

Expenses for the three months ended March 31, 2009 and 2008 were $8,059,918 and $12,480,510, respectively, which consisted of $4,748,218 and $5,566,860 in base management fees, $1,836,389 and $5,214,057 in interest expense and fees related to the Credit Facility, $346,794 and $274,898 in Advisor expenses, $232,050 and $598,330 in professional fees, $229,108 and $293,435 in administrative services, $168,292 and $166,195 in amortization of debt issuance costs, $129,361 and $137,583 in insurance expenses, $95,292 and $94,500 in director fees and $274,414 and $134,652 in other expenses, respectively. The decrease in base management fees for the three months ended March 31, 2009 reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). The decrease in interest expense and fees related to the Credit Facility in the 2009 period is a result of reduced borrowing costs from lower prevailing levels of LIBOR, partially offset by higher average borrowings outstanding. The decrease in professional fees in the 2009 period is due to nonrecurring expenditures incurred in the 2008 period relating to potential capital raises.

Net investment income

Net investment income was $23,751,382 and $23,214,007 for the three months ended March 31, 2009 and 2008, respectively. The increase is primarily a result of a decline in interest and other expenses, which more than offset a decrease in interest income.

Net realized gain or loss

Net realized gain of $2,128,328 for the three months ended March 31, 2009 was the result of $16,789 in net gains realized from the disposition of investments and $2,111,539 in net gains realized on foreign currency transactions during the period. For the three months ended March 31, 2008, the net realized gain was $205,515. The increase in net realized gain during the three months ended March 31, 2009 was primarily due to the appreciation of the U.S. dollar relative to the Euro and Canadian dollar, which resulted in gains on our foreign currency contracts used to hedge investments denominated in such currencies.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2009 and 2008, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(29,946,780) and $(62,893,036), respectively. The increase in net unrealized depreciation for the three months ended March 31, 2009 was comprised of an increase in net unrealized depreciation on investments of $(29,258,527) and an increase in net unrealized depreciation on foreign currency translation of $(688,253). The increase in net unrealized depreciation for the three months ended March 31, 2008 was comprised of an increase in net unrealized depreciation on investments of $(62,007,133) and a increase in net unrealized depreciation on foreign currency translation of $(885,903). The increase in net unrealized depreciation for the three months ended March 31, 2009 was primarily a result of a reduction in multiples used to estimate the fair value of our investments, the underperformance of some portfolio companies, and market-wide increases in interest yields. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies.

Net decrease in net assets resulting from operations

The net decrease in net assets resulting from operations for the three months ended March 31, 2009 and 2008 was $(4,067,070) and $(39,473,514), respectively. The decrease in net assets during both periods primarily reflects the increase in net unrealized depreciation on investments in excess of net investment income.

Financial condition, liquidity and capital resources

During the three months ended March 31, 2009, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the three months ended March 31, 2009 was $11,855,984. Our primary uses of cash from operating activities during the period consisted of a net decrease in net assets from operations of $4,067,070 and purchases of investments (net of sales and repayments) of $14,553,194.

We used $25,250,838 for financing activities during the three months ended March 31, 2009, consisting primarily of $19,463,166 of dividend distributions, $4,500,000 of net repayments under our Credit Facility and $1,287,672 of treasury stock purchases.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total availability and revolving commitments reverted to $545,000,000 and $400,000,000, respectively, on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. At March 31, 2009, we had $421,500,000 drawn and outstanding under the Credit Facility, with $123,500,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt.

At March 31, 2009, we had $1,630,118 in cash and cash equivalents. In addition, we had $588 in foreign currency at that date.

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

The economic downturn generally and the disruptions in the capital markets in particular have decreased liquidity and increased the cost of raising capital, where available. While these conditions persist, we expect to meet our liquidity needs through use of the remaining availability under our Credit Facility, continued cash flows from operations and investment sales. In the future, we may raise additional equity or debt capital off our shelf registration or may securitize a portion of our investments, among other considerations. However, we face and expect to continue to face liquidity constraints under current market conditions, and if such conditions worsen substantially, we may be unable to raise capital at all. Equity capital may be difficult to raise because our ability to issue and sell our common stock at a price below net asset value per share is limited in certain respects. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. Continued inability to raise capital would have a negative effect on our operations.

Contractual Obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at March 31, 2009 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$422	$—	$422	$—	$—

(1)	At March 31, 2009, $123 million remained unused under our Credit Facility.

Off-balance sheet financing

At March 31, 2009 and December 31, 2008, we had no off-balance sheet contractual obligations or arrangements.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date

$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	May 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated excess taxable income as required.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains).

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our April 3, 2009 and March 31, 2008 dividends, $3,950,578 and $5,103,204, respectively, were reinvested pursuant to our dividend reinvestment plan.

Under the terms of our amended and restated dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. With respect to our April 3, 2009 and March 31, 2008 dividends, reinvestment at such prices resulted in dilution of our net asset value of approximately $0.08 and $0.01 per share, respectively.

With respect to dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the three months ended March 31, 2009 and 2008, these fees totaled zero and $837,500, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Temporary guidance recently issued by the Internal Revenue Service permits publicly-traded RICs to distribute stock to satisfy their distribution requirements if stated conditions are met. Our Board of Directors has not yet made a determination whether to utilize the new guidance.

Recent developments

On May 6, 2009, our Board of Directors approved an extension and increase to our existing share repurchase plan which authorizes us to repurchase up to an additional 2.5 percent of our outstanding shares of common stock from time to time in open market or privately negotiated transactions. After giving effect to the Board’s action, the total number of additional shares authorized for repurchase is 1,794,971. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash. The repurchase plan is expected to be in effect through the earlier of June 30, 2010 or until the approved number of shares has been repurchased.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

On May 6, 2009, our Board of Directors declared a dividend of $0.16 per share, payable on July 2, 2009 to stockholders of record at the close of business on June 19, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2009, 46% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2009, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2008 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $8,200,000, or $0.15 per share, in the value of our net assets at March 31, 2009 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $7,700,000, or $0.14 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2009 and 2008, we did not engage in any interest rate hedging activity.

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

Issuer purchases of equity securities

The following table provides information regarding our open-market purchases of our common stock for each month in the three month period ended March 31, 2009.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	$—	—	—	987,506
February 2009	—	—	—	987,506
March 2009	3.71	501,364	501,364	486,142

Total	$3.71	501,364	501,364	486,142

In August 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5% of our then outstanding shares of common stock (representing a maximum of 1,365,613 shares as of such date) from time to time in open market or privately negotiated transactions. The repurchase plan is expected to be in effect through the earlier of June 30, 2009 or until the approved number of shares has been repurchased.

On May 6, 2009, our Board of Directors approved an extension and increase to our existing share repurchase plan which authorizes us to repurchase up to an additional 2.5 percent of our outstanding shares of common stock from time to time in open market or privately negotiated transactions. After giving effect to the Board’s action, the total number of additional shares authorized for repurchase is 1,794,971. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash. The repurchase plan is expected to be in effect through the earlier of June 30, 2010 or until the approved number of shares has been repurchased.

The following table provides information regarding open-market purchases of our common stock by the Advisor for each month in the three month period ended March 31, 2009.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	$—	—	—	—
February 2009	—	—	—	—
March 2009	3.69	65,021	—	—

Total	$3.69	65,021	—	—

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: May 11, 2009	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: May 11, 2009	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer