Form 10-Q
period 2009-06-30
BlackRock Kelso Capital CORP
filed 2009-08-06
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 6, 2009 was 56,346,526.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

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

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	June 30, 2009	December 31, 2008
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,087,446,222 and $1,115,354,825)	$836,681,399	$875,633,291
Non-controlled, affiliated investments (amortized cost of $72,302,719 and $64,268,941)	39,076,742	40,015,080
Controlled investments (amortized cost of $56,459,758 and $56,207,945)	9,097,457	11,196,555

Total investments at fair value (amortized cost of $1,216,208,699 and $1,235,831,711)	884,855,598	926,844,926
Cash equivalents	1,780,019	15,024,972
Foreign currency at fair value (cost of $562 and $764,413)	583	761,299
Unrealized appreciation on forward foreign currency contracts	1,072,130	717,972
Interest receivable	13,804,981	16,300,537
Dividends receivable	5,443,073	4,161,246
Prepaid expenses and other assets	1,717,816	2,380,988

Total Assets	$908,674,200	$966,191,940

Liabilities:
Payable for investments purchased	$3,223,790	$1,005,101
Unrealized depreciation on forward foreign currency contracts	—	1,054,165
Credit facility payable	376,000,000	426,000,000
Interest payable on credit facility	319,896	835,491
Dividend distributions payable	8,902,610	19,463,166
Base management fees payable	4,647,032	5,725,029
Accrued administrative services	250,773	170,445
Other accrued expenses and payables	1,298,196	1,643,042

Total Liabilities	394,642,297	455,896,439

Net Assets:
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 56,602,989 and 55,670,594 issued and 55,641,310 and 55,292,487 outstanding	56,603	55,671
Paid-in capital in excess of par	822,577,562	818,627,914
Undistributed net investment income	35,407,886	3,855,016
Accumulated net realized gain (loss)	(8,294,283)	243,475
Net unrealized depreciation	(330,289,965)	(309,295,567)
Treasury stock at cost, 961,679 and 378,107 shares held	(5,425,900)	(3,191,008)

Total Net Assets	514,031,903	510,295,501

Total Liabilities and Net Assets	$908,674,200	$966,191,940

Net Asset Value Per Share	$9.24	$9.23

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$32,153,777	$32,528,115	$62,489,811	$65,616,322
Dividends	365,547	303,589	870,756	784,703
Other income	—	1,750	—	2,296
From non-controlled, affiliated investments:
Interest	433,133	1,153,761	914,518	2,354,325
Dividends	268,207	342,530	541,414	737,050
From controlled investments:
Interest	218,964	544,191	434,429	1,073,757

Total investment income	33,439,628	34,873,936	65,250,928	70,568,453

Expenses:
Base management fees	4,647,032	5,583,589	9,395,250	11,150,449
Interest and credit facility fees	1,712,222	4,292,574	3,548,611	9,506,631
Investment advisor expenses	340,273	263,951	687,067	538,849
Professional fees	374,516	240,141	606,566	838,471
Administrative services	201,927	311,998	431,035	605,433
Amortization of debt issuance costs	171,197	167,230	339,489	333,425
Insurance	131,864	138,853	261,225	276,436
Director fees	88,863	98,235	184,155	192,735
Other	236,331	513,772	510,745	648,424

Total expenses	7,904,225	11,610,343	15,964,143	24,090,853

Net Investment Income	25,535,403	23,263,593	49,286,785	46,477,600

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(7,067,506)	122,229	(7,062,957)	126,639
Non-controlled, affiliated investments	—	88,830	12,240	112,783
Foreign currency	(3,598,580)	(1,729,512)	(1,487,041)	(1,552,360)

Net realized gain (loss)	(10,666,086)	(1,518,453)	(8,537,758)	(1,312,938)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	12,328,390	(8,263,289)	(11,043,289)	(58,185,837)
Non-controlled, affiliated investments	(4,687,450)	470,657	(8,972,116)	(6,265,458)
Controlled investments	(748,728)	(3,678,763)	(2,350,911)	(9,027,233)
Foreign currency translation	2,060,171	1,585,589	1,371,919	699,686

Net change in unrealized appreciation or depreciation	8,952,383	(9,885,806)	(20,994,397)	(72,778,842)

Net realized and unrealized gain (loss)	(1,713,703)	(11,404,259)	(29,532,155)	(74,091,780)

Net Increase (Decrease) in Net Assets Resulting from Operations	$23,821,700	$11,859,334	$19,754,630	$(27,614,180)

Net Investment Income Per Share	$0.46	$0.44	$0.89	$0.88

Earnings (Loss) Per Share	$0.43	$0.22	$0.36	$(0.52)

Basic and Diluted Weighted-Average Shares Outstanding	55,621,338	53,289,838	55,433,200	53,059,946

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$49,286,785	$46,477,600
Net change in unrealized appreciation or depreciation	(20,994,397)	(72,778,842)
Net realized gain (loss)	(8,537,758)	(1,312,938)

Net increase (decrease) in net assets resulting from operations	19,754,630	(27,614,180)

Dividend Distributions to Stockholders from:
Net investment income	(17,733,915)	(45,623,048)

Capital Share Transactions:
Reinvestment of dividends	3,950,579	17,231,470
Purchases of treasury stock	(2,234,892)	—

Net increase in net assets resulting from capital share transactions	1,715,687	17,231,470

Total Increase (Decrease) in Net Assets	3,736,402	(56,005,758)
Net assets at beginning of period	510,295,501	728,191,869

Net assets at end of period	$514,031,903	$672,186,111

Capital Share Activity:
Shares issued from reinvestment of dividends	932,395	1,799,434
Purchases of treasury stock	(583,572)	—

Total increase in shares	348,823	1,799,434

Undistributed (distributions in excess of) net investment income	$35,407,886	$(4,556,801)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,754,630	$(27,614,180)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(27,189,886)	(174,601,047)
Purchases of foreign currency—net	(2,245,931)	(1,613,107)
Proceeds from sales/repayments of long-term investments	43,908,566	51,483,558
Net change in unrealized appreciation or depreciation on investments	22,366,316	73,478,528
Net change in unrealized appreciation or depreciation on foreign currency translation	(1,371,919)	(699,686)
Net realized loss (gain) on investments	7,050,717	(239,422)
Net realized loss on foreign currency	1,487,041	1,552,360
Amortization of premium/discount—net	(2,663,183)	(1,203,998)
Amortization of debt issuance costs	339,489	333,425
Decrease in interest receivable	2,495,556	774,847
Increase in dividends receivable	(1,281,827)	(898,406)
Decrease in prepaid expenses and other assets	323,683	231,708
Increase in payable for investments purchased	2,218,689	8,700,000
Decrease in interest payable on credit facility	(515,595)	(1,176,719)
Decrease in base management fees payable	(1,077,997)	(22,624)
Increase (decrease) in accrued administrative services payable	80,328	(78,654)
Increase (decrease) in other accrued expenses and payables	(344,846)	249,003

Net cash provided by (used in) operating activities	63,333,831	(71,344,414)

Financing Activities:
Dividend distributions paid	(24,343,892)	(31,702,184)
Borrowings under credit facility	22,000,000	141,700,000
Repayments under credit facility	(72,000,000)	(39,000,000)
Purchases of treasury stock	(2,234,892)	—

Net cash provided by (used in) financing activities	(76,578,784)	70,997,816

Net decrease in cash equivalents	(13,244,953)	(346,598)
Cash equivalents, beginning of period	15,024,972	5,077,695

Cash equivalents, end of period	$1,780,019	$4,731,097

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$3,929,854	$10,526,438
Franchise, excise and income taxes	$484,257	$61,230

Supplemental disclosure of non-cash financing activities:
Dividend distributions reinvested	$3,950,579	$17,231,470

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

June 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Senior Secured Notes—10.2%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000	$23,104,686	$22,301,500	(b)
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	31,191,106	31,191,106	30,005,844	(b)

Total Senior Secured Notes			54,295,792	52,307,344

Unsecured Debt—29.1%
AMC Entertainment Holdings, Inc., 5.62% PIK (LIBOR + 5.00%), 6/13/12	Entertainment	14,234,311	14,057,300	11,401,683	(b)
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	54,036,681	54,036,681	48,957,233	(b)
BE Foods Investments, Inc., 6.08% (LIBOR + 5.00% cash or 5.75% PIK), 7/11/12	Food	25,761,797	25,225,517	22,618,858	(b)
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	40,090,906	40,090,906	12,989,453	(b)
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	52,253,576	52,253,576	49,588,643	(b)
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Financial Services	10,606,494	10,606,494	2,545,559	(b)
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Financial Services	7,255,639	6,938,756	1,385,827	(b)

Total Unsecured Debt			203,209,230	149,487,256

Subordinated Debt—24.7%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,348,276	19,348,276	17,413,449	(b)
Advanstar, Inc., 7.60% PIK (LIBOR + 7.00%), 11/30/15	Printing/ Publishing	7,467,528	7,467,528	41,071	(b)
Al Solutions, Inc., 16.00% PIK, 12/29/13(d)(e)	Metals	13,680,233	13,359,154	—	(b)
Conney Safety Products, LLC, 16.00%, 10/1/14	Safety Products	30,000,000	30,000,000	24,600,000	(b)
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000	25,000,000	25,000,000	(b)
Mattress Giant Corporation, 16.25% PIK, 8/1/12(e)	Bedding —Retail	15,185,673	15,115,373	—	(b)
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000	8,062,643	6,424,000	(b)
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,366,867	15,366,867	(b)
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,916,737	4,900,000	(b)
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	10,724,763	10,724,763	10,199,250	(b)
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667	15,021,667	15,021,667	(b)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000	7,000,000	5,250,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	$7,794,649		$7,794,649	$2,930,788	(b)

Total Subordinated Debt				179,177,657	127,147,092

Senior Secured Loans—102.7%(f)
Advanstar Communications Inc., Second Lien, 5.60% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	1,330,000	(b)
Alpha Media Group Inc., Second Lien, 9.75% (LIBOR + 7.50%), 2/11/15(e)	Publishing	20,000,000		19,397,208	2,285,200	(b)
Al Solutions, Inc., First Lien, 10.00%, 6/28/13 ($140,421 unfunded)(d)	Metals	150,000		147,045	150,000	(b)
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	40,806,020		40,806,020	36,072,523	(b)
American Safety Razor Company, LLC, Second Lien, 6.56% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	8,430,000	(b)
American SportWorks LLC, Second Lien, 20.00%, 6/27/14(e)(g)	Utility Vehicles	13,403,274		13,403,274	3,572,448	(b)
AmQuip Crane Rental LLC, Second Lien, 6.09% (LIBOR + 5.75%), 6/29/14	Construction Equipment	25,660,446		23,633,942	23,761,573	(b)
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10(e)	Plastic Packaging	1,230,907		1,228,390	804,866	(b)
Applied Tech Products Corp. et al., Tranche B, Second Lien, 11.75% (Base Rate + 8.50%), 4/24/11(e)	Plastic Packaging	2,308,004		2,301,355	—	(b)
Applied Tech Products Corp. et al., Tranche C, Third Lien, 15.25% PIK (Base Rate + 12.00%), 10/24/11(e)	Plastic Packaging	916,240		876,961	—	(b)
Arclin US Holdings Inc., First Lien, 7.00% (Base Rate + 3.75%), 7/10/14	Chemicals	6,423,685		3,083,369	6,125,819	(b)
Arclin US Holdings Inc., Second Lien, 7.44% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	4,056,955	(b)
Bankruptcy Management Solutions, Inc., Second Lien, 6.56% (LIBOR + 6.25%), 7/31/13	Financial Services	24,312,500		24,312,500	18,210,063	(b)
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 14.50% (13.50% cash, 1.00% PIK), 6/29/12(h)	Discount Stores	13,791,968	(i)	13,363,147	11,757,049	(b)
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 14.50% (13.50% cash, 1.00% PIK), 7/1/12(h)	Discount Stores	18,958,032	(i)	17,737,320	16,160,892	(b)
Berlin Packaging L.L.C., Second Lien, 7.18% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,447,407	21,432,000	(b)
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	30,000,000		30,000,000	30,000,000	(b)
Custom Direct, Inc. et al., Second Lien, 6.60% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	7,260,000	(b)
Deluxe Entertainment Services Group Inc., Second Lien, 6.60% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000		12,000,000	9,780,000	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Electrical Components International, Inc., Second Lien, 11.50% (Base Rate + 8.25%), 5/1/14	Electronics	$26,000,000	$22,529,284	$8,180,000	(b)
Event Rentals, Inc., Acquisition Loan, First Lien, 8.12% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,187,951	3,187,951	2,598,180
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	31,445,932	31,445,932	10,754,509	(b)
Facet Technologies, LLC, Guaranty	Medical Devices	—	—	(296,000	)(b)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 11.25% (LIBOR + 7.75%), 1/18/13	Retail Grocery	1,470,000	1,467,826	1,470,000	(b)
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 17.00%, 1/18/14	Retail Grocery	11,757,987	11,720,613	11,757,987	(b)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(d)	Personal Fitness	6,951,319	6,951,319	6,360,457	(b)
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,325,862	3,324,270	2,687,297	(b)
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,235,905	2,235,705	1,761,893	(b)
HIT Entertainment, Inc., Second Lien, 6.51% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	340,000
InterMedia Outdoor, Inc., Second Lien, 7.35% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	7,900,000	(b)
Isola USA Corp., First Lien, 11.00% (Base Rate + 7.75%), 12/18/12	Electronics	8,901,316	8,823,812	7,254,572	(b)
Isola USA Corp., Second Lien, 17.75% (Base Rate + 14.50%), 12/18/13	Electronics	25,000,000	25,000,000	13,225,000	(b)
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	23,684,036	23,510,744	23,684,036	(b)
LJVH Holdings Inc., Second Lien, 6.10% (LIBOR + 5.50%), 1/19/15(h)	Specialty Coffee	25,000,000	25,000,000	22,125,000	(b)
MCCI Group Holdings, LLC, Second Lien, 7.91% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,955,688	28,246,000	(b)
Navilyst Medical, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,785,253	14,445,000	(b)
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,725,150	33,460,000	(b)
Oriental Trading Company, Inc., Second Lien, 6.31% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	862,500
Penton Media, Inc. et al., Second Lien, 6.04% (LIBOR + 5.00%), 2/1/14(g)	Information Services	26,000,000	25,640,871	16,406,000	(b)
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	13,940,000	(b)
PQ Corporation, Second Lien, 7.54% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,877,480	7,370,000	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
Precision Parts International Services Corp. et al., First Lien, 8.00% (Base Rate + 4.75%), 9/30/11(e)	Automotive Parts	$2,847,627	$2,847,627	$711,907
Premier Yachts, Inc. et al., Term A, First Lien, 4.07% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	6,627,236	6,609,882	6,474,810	(b)
Premier Yachts, Inc. et al., Term B, First Lien, 7.69% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,714,226	1,709,507	1,714,226	(b)
Sunrise Medical LTC LLC et al., Second Lien, 6.81% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	13,276,800	(b)
Texas Competitive Electric Holdings Company LLC, Tranche B-2, First Lien, 3.82% (LIBOR + 3.50%), 10/10/14	Utilities	4,962,121	4,017,780	3,558,154
Total Safety U.S., Inc., Second Lien, 6.81% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	7,722,000	(b)
United Subcontractors, Inc., First Lien, 2.10% (LIBOR + 1.50%), 6/30/15(g)	Building and Construction	1,549,226	1,549,226	1,549,226	(b)
Water Pik, Inc., Second Lien, 5.82% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	29,400,000	(b)
WBS Group LLC et al., Second Lien, 6.57% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	15,800,000	(b)
Wembley, Inc., Second Lien, 6.50% (Base Rate + 3.25%), 8/23/12(e)	Gaming	1,000,000	1,000,000	75,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.60% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	5,137,500	(b)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.60% (LIBOR + 7.00%), 3/30/11(e)	Restaurants	8,334,656	8,334,656	6,982,700	(b)

Total Senior Secured Loans			689,738,514	528,124,142

Preferred Stock—1.5%
Facet Holdings Corp., Class A, 12.00% PIK(e)	Medical Devices	900	900,000	—	(b)
Fitness Together Holdings, Inc., Series A(d)(j)	Personal Fitness	187,500	173,326	—	(b)
Fitness Together Holdings, Inc., Series A-1(d)(j)	Personal Fitness	49,056	49,056	—	(b)
Fitness Together Holdings, Inc., Series B Convertible(d)(j)	Personal Fitness	11,343,804	6,500,000	2,587,000	(b)
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(g)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040	(b)
Tygem Holdings, Inc., 8.00% PIK(d)(e)	Metals	10,789,367	10,826,867	—	(b)
Tygem Holdings, Inc., Series B Convertible(d)(j)	Metals	54,574,501	14,725,535	—	(b)

Total Preferred Stock			38,142,784	7,704,040

Common Stock—3.2%(j)
BKC ARS Blocker, Inc. (American Residential)(k)	HVAC/Plumbing Services	1,000	—	620,000	(b)
BKC ASW Blocker, Inc. (American SportWorks)(g)(l)	Utility Vehicles	1,000	250,000	5,883	(b)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
BKC DVSH Blocker, Inc. (DynaVox Systems)(m)	Augmentative Communication Products	100	$1,000,000	$1,470,100	(b)
BKC MTCH Blocker, Inc. (Marquette Transportation)(n)	Transportation	1,000	5,000,000	2,322,000	(b)
Facet Holdings Corp.	Medical Devices	10,000	100,000	—	(b)
Fitness Together Holdings, Inc.(d)	Personal Fitness	173,547	118,500	—	(b)
M & M Tradition Holdings Corp.(g)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000	(b)
MGHC Holding Corporation (Mattress Giant)	Bedding—Retail	205,000	2,050,000	—	(b)
Tygem Holdings, Inc.(d)	Metals	3,596,456	3,608,956	—	(b)
USI Senior Holdings, Inc.(g)	Building and Construction	72,254	6,826,150	6,826,150	(b)

Total Common Stock			23,953,606	16,244,133

Limited Partnership/Limited Liability Company Interests—1.6%
Big Dumpster Coinvestment, LLC(j)	Waste Management Equipment	—	5,333,333	—	(b)
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)(e)	Financial Services	1,750	1,650,005	—	(b)
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	333,560	(b)
PG Holdco, LLC (Press Ganey), Class A(j)	Healthcare Services	16,667	166,667	216,667	(b)
Prism Business Media Holdings LLC (Penton Media)(g)(j)	Information Services	68	14,943,201	878,000	(b)
Sentry Security Systems Holdings, LLC(j)	Security Services	147,271	147,271	—	(b)
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	127,471	(b)
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	6,789,211	(b)

Total Limited Partnership/Limited Liability Company Interests			31,176,539	8,344,909

Equity Warrants/Options—0.0%(j)
ATEP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATH Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(b)
ATPP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	90,112	—	(b)
ATPR Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	102,905	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	13,490	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	6,170	(b)
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	3,102	(b)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	—	(b)

Total Equity Warrants/Options			1,143,562	125,667

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,220,837,684	$889,484,583
UNEARNED INCOME—(0.9)%			(4,628,985)	(4,628,985)

TOTAL INVESTMENTS—172.1%			$1,216,208,699	884,855,598

OTHER ASSETS & LIABILITIES (NET)—(72.1)%				(370,823,695)

NET ASSETS—100.0%				$514,031,903

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $871,459,857 or 169.5% of net assets at June 30, 2009.
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.0% of net assets at June 30, 2009.
(d)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at June 30, 2009	Interest Income**
Al Solutions, Inc.:
Senior Secured Loan	$—	$147,045	$2,955	$150,000	$103
Subordinated Debt	—	—	—	—	35,393
Fitness Together Franchise Corporation
Senior Secured Loan	6,496,555	—	(136,098)	6,360,457	398,933
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—
Preferred Stock Series A-1	—	—	—	—	—
Preferred Stock Series B Convertible	4,700,000	—	(2,113,000)	2,587,000	—
Common Stock	—	—	—	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	—	—	—	—	—
Common Stock	—	—	—	—	—

Totals	$11,196,555	$147,045	$(2,246,143)	$9,097,457	$434,429

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the six months ended June 30, 2009. There were no realized gains (losses) or dividend income from these securities during the period.
The aggregate fair value of controlled investments (net of unearned income) at June 30, 2009 represents 1.8% of net assets.
(e)	Non-accrual status (in default) at June 30, 2009 and therefore non-income producing. At June 30, 2009, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 1.7% and 6.9% of total debt investments at fair value and amortized cost, respectively.

The accompanying notes are an integral part of these financial statements.

(f)	Approximately 63% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 6% of such senior secured loans have floors of 1.50% to 3.50% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2009 of all contracts within the specified loan facility.
(g)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2009	Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$5,716,023	$—	$—	$(2,143,575)	$3,572,448	$—	$27,617	$—
BKC ASW Blocker, Inc.
Common Stock	16,399	—	—	(10,516)	5,883	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,537,280	—	(408,000)	(12,240)	5,117,040	12,240	—	541,414
Common Stock	6,095,000	—	—	(1,095,000)	5,000,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	18,226,000	38,784	—	(1,858,784)	16,406,000	—	886,901	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	4,730,000	—	—	(3,852,000)	878,000	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	—	1,549,226	—	—	1,549,226	—	—	—
USI Senior Holdings, Inc.
Common Stock	—	6,826,150	—	—	6,826,150	—	—	—
Less: Unearned Income	(305,622)	27,617	—	—	(278,005)	—	—	—

Totals	$40,015,080	$8,441,777	$(408,000)	$(8,972,115)	$39,076,742	$12,240	$914,518	$541,414

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2009.
The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at June 30, 2009 represents 7.6% of net assets.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Non-income producing equity securities at June 30, 2009.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,241,104,523	$932,117,738
UNEARNED INCOME—(1.0)%			(5,272,812)	(5,272,812)

TOTAL INVESTMENTS—181.6%			$1,235,831,711	926,844,926

OTHER ASSETS & LIABILITIES (NET)—(81.6)%				(416,549,425)

NET ASSETS—100.0%				$510,295,501

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value of this investment determined by or under the direction of the Company’s Board of Directors (see Note 2). The aggregate fair value of these investments (net of unearned income) is $905,211,175 or 177.4% of net assets at December 31, 2008.
(d)	Non-U.S. company or principal place of business outside the U.S.
(e)	Principal amount is denominated in Euros.
(f)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 2.5% of net assets at December 31, 2008.
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Interest Income**
Al Solutions, Inc.
Subordinated Debt	$12,648,145	$675,616	$(13,323,761)	$—	$1,103,658
Fitness Together Franchise Corporation Senior Secured Loan	—	6,881,944	(385,389)	6,496,555	114,000
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	173,326	(173,326)	—	—
Preferred Stock Series A-1	—	49,056	(49,056)	—	—
Preferred Stock Series B Convertible	—	6,500,000	(1,800,000)	4,700,000	—
Common Stock	—	118,500	(118,500)	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	2,613,900	2,500,000	(5,113,900)	—	—
Common Stock	—	—	—	—	—
Less: Unearned Income	(427,650)	427,650	—	—	—

Totals	$14,834,395	$17,326,092	$(20,963,932)	$11,196,555	$1,217,658

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2008. There were no realized gains (losses) or dividend income from these securities during the year.
The aggregate fair value of controlled investments (net of unearned income) at December 31, 2008 represents 2.2% of net assets.

The accompanying notes are an integral part of these financial statements.

(h)	Non-accrual status (in default) at December 31, 2008 and therefore non-income producing. At December 31, 2008, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 1.8% and 6.6% of total debt investments at fair value and amortized cost, respectively.
(i)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 12% of such senior secured loans have floors of 3.00% to 4.00% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2008 of all contracts within the specified loan facility.
(j)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Net Realized Gain (Loss)***	Interest/ Other Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$13,202,280	$200,994	$—	$(7,687,251)	$5,716,023	$—	$2,070,263	$—
BKC ASW Blocker, Inc.
Common Stock	406,689	—	—	(390,290)	16,399	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	9,415,180	—	(3,832,000)	(45,900)	5,537,280	112,783	—	1,262,730
Common Stock	5,000,000	—	—	1,095,000	6,095,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	21,250,000	936,445	—	(3,960,445)	18,226,000	—	2,226,284	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	16,500,000	—	—	(11,770,000)	4,730,000	—	—	—
Less: Unearned Income	(361,467)	55,845	—	—	(305,622)	—	—	—

Totals	$65,412,682	$1,193,284	$(3,832,000)	$(22,758,886)	$40,015,080	$112,783	$4,296,547	$1,262,730

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2008.
The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2008 represents 7.8% of net assets.
(k)	Principal amount is denominated in Canadian dollars.
(l)	Non-income producing equity securities at December 31, 2008.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)

1. Organization

BlackRock Kelso Capital Corporation (the “Company”) was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”). The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

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

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2. Significant accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. The Company has reviewed subsequent events occurring through August 6, 2009, the date that these financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure.

The significant accounting policies consistently followed by the Company are:

(a)

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company generally obtains market quotations from an independent pricing service or one or more broker-dealers or market makers and utilizes mid-market pricing as a practical expedient for fair value. However, debt investments with remaining maturities within 60 days are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for substantially all of the investments in its portfolio, the Company expects to value substantially all of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Until the end of the second calendar quarter following its acquisition, each unquoted investment in a new portfolio company generally is valued at cost, which approximates fair value. As of that date, an independent valuation firm conducts an initial independent appraisal of the investment.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) (Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements. See Note 10.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains). The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) (ASC 815-19, Derivatives and Hedging), which is intended to improve financial reporting for derivative instruments by requiring enhanced disclosure that enables investors to understand how and why an entity uses derivatives, how derivatives are accounted for, and how derivative instruments affect an entity’s results of operations and financial position. The adoption of SFAS 161 on January 1, 2009 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) (ASC 820-10, Fair Value Measurements and Disclosures), which provides clarification for the application of SFAS 157 in markets that are not active. FSP 157-4 provides guidance for determining when the volume and trading level of activity for an asset or liability has significantly decreased and for identifying circumstances that indicate a transaction is not orderly. Since FSP 157-4 does not change the fair value measurement principles set forth in SFAS 157, the Company’s practices for determining the fair value of its investment portfolio have been, and continue to be, consistent with the guidance provided in FSP 157-4. Therefore, the adoption of FSP 157-4 on June 30, 2009 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) (ASC 825-10, Financial Instruments). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board Opinion 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP 107-1 on June 30, 2009 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”) (ASC 855-10, Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 on June 30, 2009 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”) (ASC 105-10, Generally Accepted Accounting Principles). On the effective date of SFAS 168, the ASC will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect SFAS 168 to have a material impact on the Company’s financial statements.

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

For the three and six months ended June 30, 2009, the Advisor earned $4,647,032 and $9,395,250, respectively, in base management fees from the Company. For the three and six months ended June 30, 2008, the Advisor earned $5,583,589 and $11,150,449, respectively, in such fees from the Company.

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

For the three and six months ended June 30, 2009 and 2008, the Advisor earned no Incentive Fee from the Company as the hurdle rate was not achieved. Although the Company did not incur any Incentive Fee during the three and six months ended June 30, 2009, it may incur such fees in the future relating to investment performance since September 30, 2008 measured on a trailing four quarters’ basis at September 30, 2009 and thereafter.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2009, the Company incurred $340,273 and $687,067, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement. For the three and six months ended June 30, 2008, the Company incurred $263,951 and $538,849, respectively, in such costs and expenses.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three and six months ended June 30, 2009 were $333,945 and $674,568, respectively. Reimbursements to the Advisor for the three and six months ended June 30, 2008 were $405,673 and $806,831, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2009, the Company incurred $153,726 and $333,975, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2008, the Company incurred $248,418 and $512,561, respectively, in such expenses.

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

For the three and six months ended June 30, 2009, the Company incurred $55,590 and $110,429, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements. For the three and six months ended June 30, 2008, the Company incurred $73,009 and $122,334, respectively, for such fees payable to PGIS and its affiliates.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the six months ended June 30, 2009 and 2008, the Advisor purchased 80,867 and 103,735 shares of the Company’s common stock in the open market for $312,322 and $1,232,599, respectively, including brokerage commissions.

At June 30, 2009 and December 31, 2008, the Advisor owned directly approximately 546,000 and 504,000 shares, respectively, of the Company’s common stock, representing 1.0% and 0.9% of the total shares outstanding. The Advisor’s allocable portion of shares of the Company’s common stock owned indirectly by an entity in which the Advisor holds a non-voting investment interest was approximately 2,166,000 and 1,319,000 shares at June 30, 2009 and December 31, 2008, respectively. The Advisor disclaims ownership of the shares held by such entity. Inclusive of its allocable portion of the shares held by such entity, the Advisor would be deemed to own approximately 4.9% and 3.3% of the Company’s total shares outstanding at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately 3,211,000 and 3,195,000 shares, respectively, of the Company’s common stock, representing approximately 5.8% of the total shares outstanding. At June 30, 2009 and December 31, 2008, an entity affiliated with the Administrator and PGIS owned approximately 32.0% of the members’ interests of the Advisor.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Numerator for basic and diluted net increase (decrease) in net assets per share	$23,821,700	$11,859,334	$19,754,630	$(27,614,180)
Denominator for basic and diluted weighted average shares	55,621,338	53,289,838	55,433,200	53,059,946
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$0.43	$0.22	$0.36	$(0.52)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of long-term investments for the three months ended June 30, 2009 and 2008 totaled $11,916,326 and $80,042,350, respectively, and for the six months ended June 30, 2009 and 2008 totaled $27,189,886 and $174,601,047, respectively. Sales/repayments of long-term investments for the three months ended June 30, 2009 and 2008 totaled $43,188,200 and $23,497,861, respectively, and for six months ended June 30, 2009 and 2008 totaled $43,908,566 and $51,483,558, respectively.

At June 30, 2009 investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$54,295,792	$52,307,344
Unsecured debt	203,209,230	149,487,256
Subordinated debt	179,177,657	127,147,092
Senior secured loans:
First lien	146,979,576	136,943,584
Second/other priority lien	542,758,938	391,180,558

Total senior secured loans	689,738,514	528,124,142

Preferred stock	38,142,784	7,704,040
Common stock	23,953,606	16,244,133
Limited partnership/limited liability company interests	31,176,539	8,344,909
Equity warrants/options	1,143,562	125,667

Total investments including unearned income	1,220,837,684	889,484,583
Unearned income	(4,628,985)	(4,628,985)

Total investments	$1,216,208,699	$884,855,598

At December 31, 2008, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$53,961,506	$52,341,963
Unsecured debt	204,185,990	139,947,752
Subordinated debt	178,344,344	131,730,865
Senior secured loans:
First lien	168,886,032	156,001,597
Second/other priority lien	547,728,311	420,003,403

Total senior secured loans	716,614,343	576,005,000

Preferred stock	38,550,784	10,237,280
Common stock	17,127,456	9,311,399
Limited partnership/limited liability company interests	31,176,538	12,535,281
Equity warrants/options	1,143,562	8,198

Total investments including unearned income	1,241,104,523	932,117,738
Unearned income	(5,272,812)	(5,272,812)

Total investments	$1,235,831,711	$926,844,926

The industry composition of the portfolio at fair value at June 30, 2009 and December 31, 2008 was as follows, excluding unearned income:

Industry	June 30, 2009	December 31, 2008
Business Services	10.7%	8.9%
Healthcare	9.2	8.1
Other Services	8.8	9.6
Consumer Products	8.7	10.0
Manufacturing	7.6	7.8
Beverage, Food and Tobacco	6.4	5.5
Electronics	6.2	7.4
Transportation	5.8	4.4
Printing, Publishing and Media	4.5	5.0
Chemicals	4.5	5.9
Distribution	4.4	4.6
Financial Services	4.2	3.8
Retail	4.2	4.7
Metals	3.8	3.5
Utilities	3.8	3.9
Entertainment and Leisure	3.8	3.5
Containers and Packaging	2.5	2.2
Building and Real Estate	0.9	1.2

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2009 was United States 94.3%, Canada 5.7% and United Kingdom and other less than 1%, and at December 31, 2008 was United States 93.3%, Canada 5.0% and United Kingdom and other 1.7%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

In the ordinary course of its business, the Company manages a variety of risks relating to its investments, including market risk and credit risk. Market risk is the risk of potential adverse changes to the values of investments because of changes in market conditions such as interest rate movements and volatility in investment prices. Credit risk is the risk of default or non-performance by portfolio companies equivalent to the investment’s carrying amount. The Company is also exposed to credit risk related to maintaining all of its cash equivalents at a major financial institution.

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

At June 30, 2009, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2009	Unrealized Appreciation/ (Depreciation)
Canadian dollar	August 26, 2009	32,500,000 Sold	$29,039,118	$27,966,988	$1,072,130

At December 31, 2008, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2008	Unrealized Appreciation/ (Depreciation)
Euro	January 21, 2009	8,500,000 Sold	$10,795,085	$11,849,250	$(1,054,165)
Canadian dollar	January 21, 2009	33,200,000 Sold	28,034,621	27,316,649	717,972

Total			$38,829,706	$39,165,899	$(336,193)

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

7. Credit agreement and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. At June 30, 2009, the Company’s asset coverage for borrowed amounts was 237%. On December 28, 2007, the Company amended and restated its Senior Secured, Multi-Currency Credit Agreement (the “Credit Agreement”). Under the amended Credit Agreement, the lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $600 million outstanding, at any one time, consisting of $455 million in revolving loan commitments and $145 million in term loan commitments. Total availability and revolving loan commitments reverted to $545 million and $400 million, respectively, on April 14, 2008. The Credit Agreement has a stated maturity date of December 6, 2010 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The term loans under the facility mature on the termination date of the Credit Agreement, have been fully drawn and, once repaid, may not be reborrowed. Subject to certain exceptions, the interest rate payable under the facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility under certain circumstances to a maximum of $1 billion with respect to the revolving loans and $395 million with respect to the term loans. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At June 30, 2009, the Company had $376,000,000 drawn on the credit facility versus $426,000,000 at December 31, 2008. The weighted average annual interest cost for the three and six months ended June 30, 2009 and 2008 was 1.55% and 1.61%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the three and six months ended June 30, 2009 was $424,105,766 and $428,185,814, respectively. The maximum amounts borrowed during the three and six months ended June 30, 2009 was $429,500,000 and $434,000,000, respectively, and during the three and six months ended June 30, 2008 was $484,000,000. The remaining amount available under the facility was $169,000,000 at June 30, 2009.

At June 30, 2009, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

8. Capital stock

As a closed-end investment company regulated as a BDC under the 1940 Act, the Company is prohibited from selling shares of its common stock at a price below the current net asset value of the stock, or NAV, unless its stockholders approve such a sale and its Board of Directors makes certain determinations. On May 18, 2009, the Company’s stockholders approved a proposal to provide the Company with the flexibility, with approval of its Board of Directors and subject to certain other conditions, to sell shares of its common stock at a price below, but no more than 5 percent below, the then current NAV per share. The approval expires on the earlier of May 18, 2010 or on the date of the Company’s 2010 Annual Meeting of Stockholders. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on the NAV.

In August 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In May 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. The repurchase plan is expected to be in effect through the earlier of June 30, 2010 or until the approved number of shares has been repurchased. During the three and six months ended June 30, 2009, the Company purchased a total of 82,208 and 583,572 shares of its common stock on the open market for $357,233 and $2,234,892, respectively, including brokerage commissions. Since inception of the repurchase plan through June 30, 2009, the Company has purchased 961,679 shares of its common stock on the open market for $5,425,900, including brokerage commissions. At June 30, 2009, the total number of remaining shares authorized for repurchase was 1,794,971. The Company currently holds the shares it repurchased in treasury.

Under the terms of the Company’s amended and restated dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of the Company’s common stock at a price equal to 95 percent of the market price on the dividend payment date. This feature of the plan means that, under certain circumstances, the Company may issue shares of its common stock at a price below NAV per share, which could cause the Company’s stockholders to experience dilution. With respect to the Company’s April 3, 2009 dividend, reinvestment at such prices resulted in dilution of the Company’s NAV of approximately $0.08 per share. Giving effect to the reinvestment at such prices of the dividend to be paid by the Company on July 2, 2009 would result in additional dilution of approximately $0.04 per share.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments under such guarantees was $6,000,000 at June 30, 2009 with an expiration of July 2011. There were no guarantees outstanding at December 31, 2008. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s credit facility payable were $376,000,000 and $235,000,000 at June 30, 2009 and $426,000,000 and $234,000,000 at December 31, 2008, respectively.

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

The following table summarizes the fair values of the Company’s cash equivalents, foreign currency, debt and equity investments and forward foreign currency contracts based on the inputs used as of June 30, 2009 in determining such fair values:

Valuation Inputs	Cash Equivalents	Foreign Currency	Debt Investments	Equity Investments	Forward Foreign Currency Contracts
Level 1—Price quotations	$1,780,019	$583	$—	$—	$—
Level 2—Significant other observable inputs	—	—	—	—	1,072,310
Level 3—Significant unobservable inputs	—	—	852,436,849	32,418,749	—

Total fair value	$1,780,019	$583	$852,436,849	$32,418,749	$1,072,310

Debt investments include the Company’s investments in senior secured notes, unsecured debt, subordinated debt and senior secured loans. Equity investments include the Company’s investments in preferred stock, common stock, limited partnership/limited liability company interests and equity warrants/options.

The following table summarizes the valuation techniques used as of June 30, 2009 and December 31, 2008 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Debt Investments	Equity Investments	Total Investments
Market approach, income approach or both, utilizing one or more third-party valuation firms	$839,041,108	$32,418,749	$871,459,857
Broker quote(s)	13,395,741	—	13,395,741

Fair value at June 30, 2009	$852,436,849	$32,418,749	$884,855,598

	Debt Investments	Equity Investments	Total Investments
Market approach, income approach or both, utilizing one or more third-party valuation firms	$873,119,017	$32,092,158	$905,211,175
Broker quote(s)	21,633,751	—	21,633,751

Fair value at December 31, 2008	$894,752,768	$32,092,158	$926,844,926

The following are reconciliations for the three and six months ended June 30, 2009 of investments for which Level 3 inputs were used in determining fair value:

	Debt Investments	Equity Investments	Total Investments
Fair value at March 31, 2009	$884,526,434	$28,415,242	$912,941,676
Amortization of premium/discount—net	1,817,474	—	1,817,474
Net realized loss	(7,067,506)	—	(7,067,506)
Net change in unrealized appreciation or depreciation	15,528,505	(2,822,643)	12,705,862
Net purchases, sales or redemptions	(42,368,058)	6,826,150	(35,541,908)
Net transfers in or out of Level 3	—	—	—

Fair value at June 30, 2009	$852,436,849	$32,418,749	$884,855,598

	Debt Investments	Equity Investments	Total Investments
Fair value at December 31, 2008	$894,752,768	$32,092,158	$926,844,926
Amortization of premium/discount—net	2,663,183	—	2,663,183
Net realized gain (loss)	(7,062,957)	12,240	(7,050,717)
Net change in unrealized appreciation or depreciation	(10,490,483)	(6,103,799)	(16,594,282)
Net purchases, sales or redemptions	(27,425,662)	6,418,150	(21,007,512)
Net transfers in or out of Level 3	—	—	—

Fair value at June 30, 2009	$852,436,849	$32,418,749	$884,855,598

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Transfers in or out of Level 3 represent the value of any investment where a change in the pricing level occurred from the beginning to the end of the period.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2009, as well as similar information with respect to foreign currency translation for the periods then ended.

	Debt Investments	Equity Investments	Foreign Currency Translation	Total
Net change in unrealized appreciation or depreciation on investments held at end of period:
Three months ended June 30, 2009	$9,714,855	$(2,822,643)	$2,060,171	$8,952,383
Six months ended June 30, 2009	$(16,274,757)	$(6,091,559)	$1,371,919	$(20,994,397)
Net unrealized depreciation at June 30, 2009	$(269,355,360)	$(61,997,739)	$1,063,134	$(330,289,965)

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2009 and 2008.

	Six months ended June 30, 2009	Six months ended June 30, 2008
Per Share Data:
Net asset value, beginning of period	$9.23	$13.78

Net investment income	0.89	0.88
Net realized and unrealized gain (loss)	(0.53)	(1.40)

Total from investment operations	0.36	(0.52)
Dividend distributions to stockholders from net investment income	(0.32)	(0.86)
Issuance of stock under dividend reinvestment plan at prices below net asset value	(0.08)	(0.09)
Purchases of treasury stock at prices below net asset value	0.05	—

Net increase (decrease) in net assets	0.01	(1.47)

Net asset value, end of period	$9.24	$12.31

Market price, end of period	$6.23	$9.46

Total return(1)(2)	(34.43)%	(32.67)%
Ratios/Supplemental Data:
Ratio of operating expenses to average net assets(3)	4.76%	4.13%
Ratio of credit facility related expenses to average net assets(3)	1.53%	2.85%

	Six months ended June 30, 2009	Six months ended June 30, 2008
Ratio of total expenses to average net assets(3)	6.29%	6.98%
Ratio of net investment income to average net assets(3)	19.41%	13.47%
Net assets, end of period	$514,031,903	$672,186,111
Average debt outstanding	$428,185,814	$427,958,978
Weighted average shares outstanding	55,433,200	53,059,946
Average debt per share(4)	$7.72	$8.07
Portfolio turnover(2)	5%	5%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies are further described in the notes to the financial statements and in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See Note 2 to the financial statements in this Quarterly Report for a description of recently issued accounting pronouncements.

Portfolio and investment activity

During the three months ended June 30, 2009, we invested approximately $11.9 million across two existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($3.6 million, or 30% of the total) or second liens ($3.1 million, or 26%), unsecured or subordinated debt securities ($4.9 million, or 41%) and senior secured notes ($0.3 million or 3%). Additionally, we received proceeds from sales/repayments of investment principal of approximately $43.2 million during the three months ended June 30, 2009.

At June 30, 2009, our net portfolio of $887 million (at fair value) consisted of 62 portfolio companies and was invested 59% in senior secured loans, 31% in unsecured or subordinated debt securities, 6% in senior secured notes, 4% in equity investments and less than 1% in cash equivalents and foreign currency. Our average portfolio company investment at amortized cost was approximately $19.6 million. Our largest portfolio company investment by value was approximately $51.9 million and our five largest portfolio company investments by value comprised approximately 23% of our portfolio at June 30, 2009. At December 31, 2008, our portfolio of $943 million (at fair value) consisted of 63 portfolio companies and was invested 61% in senior secured loans, 28% in unsecured or subordinated debt securities, 6% in senior secured notes, 3% in equity investments and approximately 2% in cash equivalents and foreign currency. Our average portfolio company investment at amortized cost was approximately $19.6 million at December 31, 2008. Our largest portfolio company investment by value was approximately $41.4 million and our five largest portfolio company investments by value comprised approximately 19% of our portfolio at December 31, 2008.

The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.4% at June 30, 2009 and 11.0% at December 31, 2008. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 9.8% and 12.1%, respectively, at June 30, 2009, versus 10.2% and 12.2%, respectively, at December 31, 2008. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash equivalents and foreign currency.

At June 30, 2009, 43% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 57% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 4% at June 30, 2009. At December 31, 2008, 47% of our

debt investments bore interest based on floating rates and 53% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 8% at December 31, 2008.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.37 at June 30, 2009 versus 1.45 at December 31, 2008. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Grade 1	$666,823,985	$626,372,188
Grade 2	152,428,148	245,441,091
Grade 3	36,689,286	11,051,924
Grade 4	33,543,164	49,252,535

Total investments including unearned income	889,484,583	932,117,738
Unearned income	(4,628,985)	(5,272,812)

Total investments	$884,855,598	$926,844,926

Results of operations

Results comparisons for the three months ended June 30, 2009 and 2008.

Investment income

Investment income totaled $33,439,628 and $34,873,936, respectively, for the three months ended June 30, 2009 and 2008, of which $19,179,036 and $21,251,008 were attributable to interest and fees on senior secured loans, $13,622,931 and $12,966,651 to interest earned on other debt securities, $633,754 and $646,119 to dividends from preferred equity securities, $3,907 and $8,408 to interest earned on short-term investments and cash equivalents, and zero and $1,750 to other income, respectively. The decrease in investment income for the three months ended June 30, 2009 primarily reflects the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Three-month LIBOR averaged 0.84% during the three months ended June 30, 2009, compared to 2.75% during the three months ended June 30, 2008.

Expenses

Expenses for the three months ended June 30, 2009 and 2008 were $7,904,225 and $11,610,343, respectively, which consisted of $4,647,032 and $5,583,589 in base management fees, $1,712,222 and $4,292,574 in interest expense and fees related to the Credit Facility, $340,273 and $263,951 in Advisor expenses, $374,516 and $240,141 in professional fees, $201,927 and $311,998 in administrative services, $171,197 and $167,230 in amortization of debt issuance costs, $131,864 and $138,853 in insurance expenses, $88,863 and $98,235 in director fees and $236,331 and

$513,772 in other expenses, respectively. The decrease in base management fees for the three months ended June 30, 2009 reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). The decrease in interest expense and fees related to the Credit Facility is mainly a result of reduced borrowing costs from lower prevailing levels of LIBOR. Other general and administrative expenses were generally lower due to the reduced level of new investment originations.

Net investment income

Net investment income was $25,535,403 and $23,263,593 for the three months ended June 30, 2009 and 2008, respectively. The increase is primarily a result of a decline in interest and other expenses, which more than offset a decrease in interest income.

Net realized gain or loss

Net realized loss of $(10,666,086) for the three months ended June 30, 2009 was the result of $(7,067,506) in net realized loss from the disposition of investments and $(3,598,580) in net realized loss on foreign currency transactions during the period. For the three months ended June 30, 2008, the net realized loss was $(1,518,453). During the three months ended June 30, 2009, we partially exited our debt investment in Event Rentals, Inc., realizing a loss of $(2,127,073) and reversing an unrealized loss of $(1,536,220) at March 31, 2009. On June 30, 2009, we closed on a restructuring of our debt investments in United Subcontractors, Inc., realizing a net loss of $(5,151,164) and reversing a net unrealized loss of $(4,941,581) at March 31, 2009. Foreign currency losses mainly represent losses on forward currency contracts used to hedge our investments denominated in foreign currencies.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2009 and 2008, the net change in unrealized appreciation or depreciation on our investments and foreign currency translation was appreciation of $8,952,383 and depreciation of $(9,885,806), respectively. The net unrealized appreciation for the three months ended June 30, 2009 was comprised of net unrealized appreciation on investments of $6,892,212 and net unrealized appreciation on foreign currency translation of $2,060,171. The net unrealized depreciation for the three months ended June 30, 2008 was comprised of net unrealized depreciation on investments of $(11,471,395) and net unrealized appreciation on foreign currency translation of $1,585,589. The net unrealized appreciation during the second quarter of 2009 was primarily a result of improved market conditions, although such conditions were and continue to be somewhat volatile. The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended June 30, 2009 and 2008 was $23,821,700 and $11,859,334, respectively. As compared to the prior period, the increase primarily reflects the net unrealized appreciation on investments for the three months ended June 30, 2009.

Results comparisons for the six months ended June 30, 2009 and 2008.

Investment income

Investment income totaled $65,250,928 and $70,568,453, respectively, for the six months ended June 30, 2009 and 2008, of which $37,020,547 and $43,962,023 were attributable to interest and fees on senior secured loans, $26,808,331 and $25,065,282 to interest earned on other debt securities, $1,412,170 and $1,521,753 to dividends from preferred equity securities, $9,880 and $17,099 to interest earned on short-term investments and cash equivalents, and zero and $2,296 to other income, respectively. The decrease in investment income primarily reflects the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Three-month LIBOR averaged 1.04% during the six months ended June 30, 2009, compared to 3.02% during the six months ended June 30, 2008.

Expenses

Expenses for the six months ended June 30, 2009 and 2008 were $15,964,143 and $24,090,853, respectively, which consisted of $9,395,250 and $11,150,449 in base management fees, $3,548,611 and $9,506,631 in interest expense and fees related to the Credit Facility, $687,067 and $538,849 in Advisor expenses, $606,566 and $838,471 in professional fees, $431,035 and $605,433 in administrative services, $339,489 and $333,425 in amortization of debt issuance costs, $261,225 and $276,436 in insurance expenses, $184,155 and $192,735 in director fees and $510,745 and $648,424 in other expenses, respectively. The decrease in base management fees for the six months ended June 30, 2009 reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). The decrease in interest expense and fees related to the Credit Facility is mainly a result of reduced borrowing costs from lower prevailing levels of LIBOR. Other general and administrative expenses were generally lower due to the reduced level of new investment originations.

Net investment income

Net investment income was $49,286,785 and $46,477,600 for the six months ended June 30, 2009 and 2008, respectively. The increase is primarily a result of a decline in interest and other expenses, which more than offset a decrease in interest income.

Net realized gain or loss

Net realized loss of $(8,537,758) for the six months ended June 30, 2009 was the result of $(7,050,717) in net realized loss from the disposition of investments and $(1,487,041) in net realized loss on foreign currency transactions during the period. For the six months ended June 30, 2008, the net realized loss was $(1,312,938). During the six months ended June 30, 2009, we partially exited our debt investment in Event Rentals, Inc., realizing a loss of $(2,127,073) and reversing an unrealized loss of $(1,536,220) at December 31, 2008. On June 30, 2009, we closed on a restructuring of our debt investments in United Subcontractors, Inc., realizing a net loss of $(5,151,164) and reversing a negligible net unrealized loss at December 31, 2008. Foreign currency losses mainly represent losses on forward currency contracts used to hedge our investments denominated in foreign currencies.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2009 and 2008, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(20,994,397) and $(72,778,842), respectively. The increase in net unrealized depreciation for the six months ended June 30, 2009 was comprised of net unrealized depreciation on investments of $(22,366,316) and net unrealized appreciation on foreign currency translation of $1,371,919. The increase in net unrealized depreciation for the six months ended June 30, 2008 was comprised of net unrealized depreciation on investments of $(73,478,528) and net unrealized appreciation on foreign currency translation of $699,686. The increase in net unrealized depreciation for the six months ended June 30, 2009 was primarily a result of a reduction in multiples used to estimate the fair value of our investments, the underperformance of some portfolio companies, and market-wide changes in interest yields. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the six months ended June 30, 2009 and 2008 was an increase of $19,754,630 and a decrease of $(27,614,180), respectively. As compared to the prior period, the increase primarily reflects the decrease in net unrealized depreciation on investments for the six months ended June 30, 2009.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2009, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the six months ended June 30, 2009 was $63,333,831. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $19,754,630 and sales of investments (net of purchases) of $16,718,680.

We used $76,578,784 for financing activities during the six months ended June 30, 2009, consisting primarily of $24,343,892 of dividend distributions, $50,000,000 of net repayments under our Credit Facility and $2,234,892 of treasury stock purchases.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total availability and revolving commitments reverted to $545,000,000 and $400,000,000, respectively, on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans have been fully drawn and mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At June 30, 2009, we had $376,000,000 drawn and outstanding under the Credit Facility, with $169,000,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt.

At June 30, 2009, we had $1,780,019 in cash and cash equivalents. In addition, we had $583 in foreign currency at that date.

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

As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On May 18, 2009, our stockholders approved a proposal to provide us with the flexibility, with approval of our Board of Directors and subject to certain other conditions, to sell shares of our common stock at a price below, but no more than 5 percent below, our then current NAV per share. The approval expires on the earlier of May 18, 2010 or on the date of our 2010 Annual Meeting of Stockholders. Any sale of our common stock at a price below NAV would have a dilutive effect on our NAV.

The economic downturn generally and the disruptions in the capital markets in particular have decreased liquidity and increased the cost of raising capital, where available. In the near term, we expect to meet our liquidity needs through use of the remaining availability under our Credit Facility, continued cash flows from operations and investment sales. In the future, we may raise additional equity or debt capital off our shelf registration or may securitize a portion of our investments, among other options. However, under current market conditions equity capital may be difficult to raise because our ability to issue and sell our common stock at a price below NAV per share is limited in certain respects. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. Continued inability to raise capital would have a negative effect on our operations.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at June 30, 2009 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$376	$—	$376	$—	$—

(1)	At June 30, 2009, $169 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments under such guarantees was $6,000,000 at June 30, 2009 with an expiration of July 2011. There were no guarantees outstanding at December 31, 2008. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date

$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

The Company has qualified and elected and intends to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, has made and intends to continue to make the requisite distributions to its stockholders which will relieve the Company from federal income taxes. Therefore, no provision has been recorded for federal income taxes. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. The Company will accrue excise tax on estimated undistributed taxable income as required.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains).

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our April 3, 2009 and July 2, 2009 dividends, a total of $8,164,597 was reinvested pursuant to our dividend reinvestment plan. With respect to our March 31, 2008 and June 30, 2008 dividends, a total of $17,231,470 was reinvested pursuant to our dividend reinvestment plan.

Under the terms of our amended and restated dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. With respect to our April 3, 2009 and July 2, 2009 dividends, reinvestment at such prices resulted in cumulative dilution of our net asset value of approximately $0.12 per share.

With respect to dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the three and six months ended June 30, 2009, there were no such fees. For the three and six months ended June 30, 2008, these fees totaled $1,734,438 and $2,571,938, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

Temporary guidance issued by the Internal Revenue Service earlier this year permits publicly-traded RICs to distribute stock to satisfy their distribution requirements if stated conditions are met. Our Board of Directors has not yet made a determination whether to utilize the new guidance.

Recent developments

On August 5, 2009, our Board of Directors declared a dividend of $0.16 per share, payable on October 2, 2009 to stockholders of record at the close of business on September 18, 2009.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2009, 43% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2009, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our June 30, 2009 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $9,000,000, or $0.16 per share, in the value of our net assets at June 30, 2009 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $8,500,000, or $0.15 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2009 and 2008, we did not engage in any interest rate hedging activity.

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

Issuer purchases of equity securities

The following table provides information regarding our open-market purchases of our common stock for each month in the three month period ended June 30, 2009.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2009	$4.31	82,208	82,208	1,794,971
May 2009	—	—	—	—
June 2009	—	—	—	—

Total	$4.31	82,208	82,208	1,794,971

In August 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5 percent of our then outstanding shares of common stock (representing a maximum of 1,365,613 shares as of such date) from time to time in open market or privately negotiated transactions. In May 2009, our Board of Directors approved an extension and increase to our existing share repurchase plan which authorizes us to repurchase up to an additional 2.5 percent of our outstanding shares of common stock from time to time in open market or privately negotiated transactions. After giving effect to the Board’s most recent action, the total number of additional shares authorized for repurchase is 1,794,971. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash. The repurchase plan is expected to be in effect through the earlier of June 30, 2010 or until the approved number of shares has been repurchased.

The following table provides information regarding open-market purchases of our common stock by the Advisor for each month in the three month period ended June 30, 2009.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2009	$4.36	15,846	—	—
May 2009	—	—	—	—
June 2009	—	—	—	—

Total	$4.36	15,846	—	—

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

On May 18, 2009, the Company held its 2009 Annual Meeting of Stockholders in New York, New York for the purpose of considering and voting upon the election of the Class II Directors, to approve a proposal to authorize flexibility for the Company, with approval of its Board of Directors, to sell shares of its common stock at a price below, but no more than 5% below, the Company’s then current net asset value per share, and to ratify the selection of an independent registered public accounting firm. Votes were cast as follows:

Class II Director nominees	For	Withheld
William E. Mayer	48,973,342	1,192,189
François de Saint Phalle	49,927,988	237,543

The following directors continued as directors of the Company for their respective terms: James R. Maher, Jerrold B. Harris and Maureen K. Usifer.

Proposal	For	Against	Abstain	Broker Non-Vote
To approve a proposal to authorize flexibility for the Company, with approval of its Board of Directors, to sell shares of its common stock at a price below, but no more than 5% below, the Company’s then current net asset value per share	13,316,212	352,061	58,276	4,513,018
All Shares	45,242,167	352,061	58,276	4,513,018
Ratify the selection of Deloitte & Touche LLP	50,093,247	9,414	62,869	—

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

Date: August 6, 2009	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: August 6, 2009	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer