Form 10-Q
period 2009-09-30
BlackRock Kelso Capital CORP
filed 2009-11-05
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 5, 2009 was 56,475,196.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	September 30, 2009	December 31, 2008
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,011,492,301 and $1,115,354,825)	$843,297,117	$875,633,291
Non-controlled, affiliated investments (amortized cost of $63,497,562 and $64,268,941)	26,884,202	40,015,080
Controlled investments (amortized cost of $69,902,772 and $56,207,945)	10,495,706	11,196,555

Total investments at fair value (amortized cost of $1,144,892,635 and $1,235,831,711)	880,677,025	926,844,926
Cash equivalents	162,880	15,024,972
Cash denominated in foreign currencies (cost of $342,871 and $764,413)	349,803	761,299
Unrealized appreciation on forward foreign currency contracts	—	717,972
Interest receivable	16,496,729	16,300,537
Dividends receivable	6,174,061	4,161,246
Prepaid expenses and other assets	1,961,554	2,380,988

Total Assets	$905,822,052	$966,191,940

Liabilities:
Payable for investments purchased	$1,850,238	$1,005,101
Unrealized depreciation on forward foreign currency contracts	408,512	1,054,165
Credit facility payable	347,500,000	426,000,000
Interest payable on credit facility	273,677	835,491
Dividend distributions payable	9,015,440	19,463,166
Base management fees payable	4,555,811	5,725,029
Accrued administrative services	189,957	170,445
Other accrued expenses and payables	1,652,122	1,643,042

Total Liabilities	365,445,757	455,896,439

Net Assets:
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 57,308,179 and 55,670,594 issued and 56,346,500 and 55,292,487 outstanding	57,308	55,671
Paid-in capital in excess of par	826,790,721	818,627,914
Undistributed net investment income	48,174,028	3,855,016
Accumulated net realized gain (loss)	(64,606,945)	243,475
Net unrealized depreciation	(264,612,917)	(309,295,567)
Treasury stock at cost, 961,679 and 378,107 shares held	(5,425,900)	(3,191,008)

Total Net Assets	540,376,295	510,295,501

Total Liabilities and Net Assets	$905,822,052	$966,191,940

Net Asset Value Per Share	$9.59	$9.23

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008

Investment Income:
From non-controlled, non-affiliated investments:
Interest	$27,636,401	$35,516,763	$90,126,212	$101,133,085
Dividends	451,908	472,562	1,322,664	1,257,265
Other income	—	16,142	—	18,438
From non-controlled, affiliated investments:
Interest	753,690	1,170,717	1,668,208	3,525,042
Dividends	279,079	257,618	820,493	994,668
From controlled investments:
Interest	238,408	11,910	672,837	1,085,667

Total investment income	29,359,486	37,445,712	94,610,414	108,014,165

Expenses:
Base management fees	4,555,811	5,841,124	13,951,061	16,991,573
Interest and credit facility fees	1,456,369	4,311,893	5,004,980	13,818,524
Investment advisor expenses	341,872	283,301	1,028,939	822,150
Professional fees	342,878	622,532	949,444	1,461,003
Administrative services	174,490	261,744	605,525	867,177
Amortization of debt issuance costs	172,031	149,068	511,520	482,493
Insurance	152,181	119,781	413,406	396,217
Director fees	84,083	82,450	268,238	275,185
Other	298,190	191,941	808,935	840,365

Total expenses	7,577,905	11,863,834	23,542,048	35,954,687

Net Investment Income	21,781,581	25,581,878	71,068,366	72,059,478

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(55,331,272)	187,711	(62,394,229)	314,350
Non-controlled, affiliated investments	—	—	12,240	112,783
Foreign currency	(981,390)	(158,501)	(2,468,431)	(1,710,861)

Net realized gain (loss)	(56,312,662)	29,210	(64,850,420)	(1,283,728)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	82,569,638	(36,330,023)	71,526,349	(94,515,860)
Non-controlled, affiliated investments	(13,462,326)	(1,700,589)	(22,434,442)	(7,966,047)
Controlled investments	(1,969,822)	(9,392,438)	(4,320,733)	(18,419,671)
Foreign currency translation	(1,460,443)	3,018,444	(88,524)	3,718,130

Net change in unrealized appreciation or depreciation	65,677,047	(44,404,606)	44,682,650	(117,183,448)

Net realized and unrealized gain (loss)	9,364,385	(44,375,396)	(20,167,770)	(118,467,176)

Net Increase (Decrease) in Net Assets Resulting from Operations	$31,145,966	$(18,793,518)	$50,900,596	$(46,407,698)

Net Investment Income Per Share	$0.39	$0.47	$1.28	$1.34

Earnings (Loss) Per Share	$0.55	$(0.34)	$0.91	$(0.87)

Basic and Diluted Weighted-Average Shares Outstanding	56,338,835	54,632,752	55,738,396	53,588,041

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$71,068,366	$72,059,478
Net realized gain (loss)	(64,850,420)	(1,283,728)
Net change in unrealized appreciation or depreciation	44,682,650	(117,183,448)

Net increase (decrease) in net assets resulting from operations	50,900,596	(46,407,698)

Dividend Distributions to Stockholders from:
Net investment income	(26,749,354)	(69,111,601)

Capital Share Transactions:
Reinvestment of dividends	8,164,444	28,689,398
Purchases of treasury stock	(2,234,892)	(193,078)

Net increase in net assets resulting from capital share transactions	5,929,552	28,496,320

Total Increase (Decrease) in Net Assets	30,080,794	(87,022,979)
Net assets at beginning of period	510,295,501	728,191,869

Net assets at end of period	$540,376,295	$641,168,890

Capital Share Activity:
Shares issued from reinvestment of dividends	1,637,585	2,845,485
Purchases of treasury stock	(583,572)	(20,348)

Total increase in shares	1,054,013	2,825,137

Undistributed (distributions in excess of) net investment income	$48,174,028	$(2,463,476)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$50,900,596	$(46,407,698)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(38,173,072)	(183,326,767)
Purchases of foreign currency—net	(3,989,829)	(1,544,873)
Proceeds from sales/repayments of long-term investments	72,248,410	112,069,141
Net change in unrealized appreciation or depreciation on investments	(44,771,174)	120,901,578
Net change in unrealized appreciation or depreciation on foreign currency translation	88,524	(3,718,130)
Net realized loss (gain) on investments	62,381,989	(427,133)
Net realized loss on foreign currency	2,468,431	1,710,861
Amortization of premium/discount—net	(4,023,105)	(2,280,622)
Amortization of debt issuance costs	511,520	482,493
Increase in interest receivable	(196,192)	(4,864,981)
Increase in dividends receivable	(2,012,815)	(1,628,586)
Increase in prepaid expenses and other assets	(92,086)	(1,151,632)
Increase in payable for investments purchased	845,137	1,060,000
Decrease in interest payable on credit facility	(561,814)	(282,273)
Increase (decrease) in base management fees payable	(1,169,218)	234,911
Increase (decrease) in accrued administrative services	19,512	(98,377)
Increase in other accrued expenses and payables	9,080	462,939

Net cash provided by (used in) operating activities	94,483,894	(8,809,149)

Financing Activities:
Dividend distributions paid	(29,032,636)	(43,732,809)
Borrowings under credit facility	42,200,000	202,700,000
Repayments under credit facility	(120,700,000)	(93,000,000)
Decrease in deferred debt issuance costs	—	20,000
Purchases of treasury stock	(2,234,892)	(193,078)

Net cash provided by (used in) financing activities	(109,767,528)	65,794,113

Effect of exchange rate changes on cash and cash equivalents	10,046	(10,162)

Net increase (decrease) in cash	(15,273,588)	56,974,802
Cash and cash equivalents, beginning of period	15,786,271	5,088,559

Cash and cash equivalents, end of period	$512,683	$62,063,361

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$5,340,869	$13,893,802
Franchise, excise and income taxes	$500,051	$93,449
Dividend distributions reinvested	$8,164,444	$28,689,398

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

September 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—9.6%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000	$23,118,044	$21,690,500
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	31,191,106	31,191,106	30,037,035

Total Senior Secured Notes			54,309,150	51,727,535

Unsecured Debt—27.0%
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	55,693,806	55,693,806	53,521,748
BE Foods, Inc., 6.00% (LIBOR + 5.00% cash or 5.75% PIK), 7/11/12	Food	26,175,516	25,683,844	24,212,352
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	41,459,008	41,459,008	14,386,276
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	52,253,576	52,253,576	50,476,954
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Financial Services	10,937,947	10,937,947	2,220,403
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Financial Services	7,518,656	7,206,363	1,150,354

Total Unsecured Debt			193,234,544	145,968,087

Subordinated Debt—24.0%
A & A Manufacturing Co., Inc., 16.00% (12.00% cash, 4.00% PIK), 4/2/14	Protective Enclosures	19,445,017	19,445,017	16,042,139
Al Solutions, Inc., 16.00% PIK, 12/29/13(d)(e)	Metals	13,680,233	13,377,144	—
Conney Safety Products, LLC, 18.00% (16.00% cash, 2.00% PIK), 10/1/14	Safety Products	30,150,000	30,150,000	24,723,000
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000	25,000,000	25,000,000
Mattress Giant Corporation, 11.00% PIK, 12/31/12(f)	Bedding —Retail	5,590,410	2,096,679	3,555,501
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000	8,060,448	6,400,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,366,867	15,366,867
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,919,869	5,000,000
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	10,779,578	10,779,578	10,294,497
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667	15,021,667	15,021,667
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000	7,000,000	5,250,000
Wastequip, Inc., 12.50% (10.00% cash, 2.50% PIK), 2/5/15	Waste Management Equipment	7,947,596	7,947,596	3,035,982

Total Subordinated Debt			159,164,865	129,689,653

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value(b)
Senior Secured Loans—96.2%(g)
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	$3,846,250		$2,459,606	$2,202,128
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(d)	Metals	150,000		147,231	150,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	41,010,050		41,010,050	39,000,558
American Safety Razor Company, LLC, Second Lien, 6.54% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	8,880,000
American SportWorks LLC, Second Lien, 20.00%, 6/27/14(d)(e)	Utility Vehicles	13,403,274		13,403,274	2,662,589
AmQuip Crane Rental LLC, Second Lien, 6.03% (LIBOR + 5.75%), 6/29/14	Construction Equipment	25,660,446		23,736,156	23,992,517
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10(e)	Plastic Packaging	731,669		730,460	282,329
Arclin US Holdings Inc., First Lien, 7.00% (Base Rate + 3.75%), 7/10/14(e)	Chemicals	6,423,655		3,186,548	5,877,900
Arclin US Holdings Inc., Second Lien, 10.75% (Base Rate + 7.50%), 7/10/15(e)	Chemicals	14,500,000		14,500,000	3,792,536
Bankruptcy Management Solutions, Inc., Second Lien, 6.50% (LIBOR + 6.25%), 7/31/13	Financial Services	24,250,000		24,250,000	18,163,250
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 14.50% (13.50% cash, 1.00% PIK), 6/29/12(h)	Discount Stores	13,697,214	(i)	13,287,006	12,634,158
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 14.50% (13.50% cash, 1.00% PIK), 7/1/12(h)	Discount Stores	18,827,786	(i)	17,624,090	17,366,541
Berlin Packaging L.L.C., Second Lien, 6.87% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,470,124	22,056,000
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	30,000,000		30,000,000	30,000,000
Custom Direct, Inc. et al., Second Lien, 6.28% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	7,690,000
Deluxe Entertainment Services Group Inc., Second Lien, 6.28% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000		12,000,000	10,032,000
Electrical Components International, Inc., Second Lien, 11.50% (Base Rate + 8.25%), 5/1/14	Electronics	26,000,000		22,710,194	8,490,000
Event Rentals, Inc., Acquisition Loan, First Lien, 8.12% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,201,654		3,201,654	2,609,348
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	32,852,264		32,852,264	12,812,383
Facet Technologies, LLC, Guaranty(j)	Medical Devices	—		—	(290,000)
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 11.25% (LIBOR + 7.75%), 1/18/13	Retail Grocery	1,470,000		1,467,980	1,470,000
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 17.00%, 1/18/14	Retail Grocery	11,757,987		11,722,682	11,757,987

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(d)	Personal Fitness	$6,986,848	$6,986,848	$6,008,690
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,325,862	3,324,358	3,016,557
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,247,352	2,247,163	1,932,722
HIT Entertainment, Inc., Second Lien, 5.98% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	517,500
InterMedia Outdoor, Inc., Second Lien, 7.03% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,320,000
Isola USA Corp., First Lien, 13.00% (Base Rate + 9.75%), 12/18/12	Electronics	10,901,316	9,929,700	9,495,046
Isola USA Corp., Second Lien, 17.75% (Base Rate + 14.50%), 12/18/13	Electronics	25,000,000	25,000,000	16,175,000
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	13,364,224	13,276,643	13,364,224
LJVH Holdings Inc., Second Lien, 5.78% (LIBOR + 5.50%), 1/19/15(h)	Specialty Coffee	25,000,000	25,000,000	22,375,000
MCCI Group Holdings, LLC, Second Lien, 7.60% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,958,497	28,855,000
Navilyst Medical, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,794,093	14,685,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,738,922	35,000,000
Oriental Trading Company, Inc., Second Lien, 6.25% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	787,500
Penton Media, Inc. et al., Second Lien, 5.49% (LIBOR + 5.00%), 2/1/14(f)	Information Services	26,000,000	25,660,585	4,290,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	15,385,000
PQ Corporation, Second Lien, 6.75% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,923,998	8,190,000
Precision Parts International Services Corp. et al., First Lien, 8.00% (Base Rate + 4.75%), 9/30/11(e)	Automotive Parts	2,847,627	2,847,627	640,716
Premier Yachts, Inc. et al., Term A, First Lien, 4.00% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	6,300,327	6,285,151	6,300,327
Premier Yachts, Inc. et al., Term B, First Lien, 7.25% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,469,730	1,465,977	1,469,730
Sunrise Medical LTC LLC et al., Second Lien, 6.75% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	13,593,600
Total Safety U.S., Inc., Second Lien, 6.75% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,397,000
United Subcontractors, Inc., First Lien, 1.79% (LIBOR + 1.50%), 6/30/15(f)	Building and Construction	1,626,814	1,617,274	1,455,999
Water Pik, Inc., Second Lien, 5.75% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	29,400,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
WBS Group LLC et al., Second Lien, 6.52% (LIBOR + 6.25%), 6/7/13	Software	$20,000,000	$20,000,000	$17,000,000
Wembley, Inc., Second Lien, 8.50% (Base Rate + 5.25%), 8/23/12(e)	Gaming	1,000,000	1,000,000	67,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.60% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	4,863,500
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.60% (LIBOR + 7.00%), 3/30/11(e)	Restaurants	8,334,656	8,334,656	6,862,516

Total Senior Secured Loans			643,400,811	520,080,351

Preferred Stock—1.3%
Alpha Media Group Holdings Inc., Series A-2(k)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(e)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(d)(k)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(d)(k)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(d)(k)	Personal Fitness	11,343,804	6,500,000	1,691,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(f)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040
Tygem Holdings, Inc., 8.00% PIK(d)(e)	Metals	10,789,367	10,826,867	—
Tygem Holdings, Inc., Series B Convertible(d)(k)	Metals	54,574,501	14,725,535	—

Total Preferred Stock			38,142,784	6,808,040

Common Stock—3.3%(k)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
BKC ARS Blocker, Inc. (American Residential)(l)	HVAC/Plumbing Services	1,000	192,418	1,120,000
BKC ASW Blocker, Inc. (American SportWorks)(d)(m)	Utility Vehicles	1,000	250,001	247,394
BKC DVSH Blocker, Inc. (DynaVox Systems)(n)	Augmentative Communication Products	100	1,000,000	1,705,900
BKC MTCH Blocker, Inc. (Marquette Transportation)(o)	Transportation	1,000	5,000,000	2,498,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(d)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(f)	Sheet Metal Fabrication	500,000	5,000,000	5,240,000
MGHC Holding Corporation (Mattress Giant)(f)	Bedding—Retail	2,285,815	2,285,815	—
Tygem Holdings, Inc.(d)	Metals	3,596,456	3,608,956	—
USI Senior Holdings, Inc.(f)	Building and Construction	79,237	6,926,008	7,225,663

Total Common Stock			24,481,698	18,036,957

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2009

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Limited Partnership/Limited Liability Company Interests—2.3%
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	$5,333,333	$—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)(e)	Financial Services	1,750	1,650,005	—
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	346,206
PG Holdco, LLC (Press Ganey), Class A(k)	Healthcare Services	16,667	166,667	233,333
Prism Business Media Holdings LLC (Penton Media)(f)(k)	Information Services	68	14,943,201	—
Sentry Security Systems Holdings, LLC(k)	Security Services	147,271	147,271	—
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	327,075
VSS-AHC Holdings LLC (Advanstar)(k)	Printing/ Publishing	352,941	4,199,161	4,198,939
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,314,168

Total Limited Partnership/Limited Liability Company Interests			35,375,700	12,419,721

Equity Warrants/Options—0.0%(k)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	174,533
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	24,593
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	11,787
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	6,135
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	—

Total Equity Warrants/Options			1,053,450	217,048

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,149,163,002	884,947,392
UNEARNED INCOME—(0.8)%			(4,270,367)	(4,270,367)

TOTAL INVESTMENTS—163.0%			$1,144,892,635	880,677,025

OTHER ASSETS & LIABILITIES (NET)—(63.0)%				(340,300,730)

NET ASSETS—100.0%				$540,376,295

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 2.8% of net assets at September 30, 2009.

The accompanying notes are an integral part of these financial statements.

(d)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at September 30, 2009	Interest Income**
Al Solutions, Inc.:
Senior Secured Loan	$—	$147,231	$2,769	$150,000	$2,181
Subordinated Debt	—	53,383	(53,383)	—	53,383
American SportWorks LLC
Senior Secured Loan	—	3,572,448	(909,859)	2,662,589	14,038
BKC ASW Blocker, Inc.
Common Stock	—	5,884	241,510	247,394	—
Fitness Together Franchise Corporation
Senior Secured Loan	6,496,555	104,905	(592,770)	6,008,690	603,235
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—
Preferred Stock Series A-1	—	—	—	—	—
Preferred Stock Series B Convertible	4,700,000	—	(3,009,000)	1,691,000	—
Common Stock	—	—	—	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	—	—	—	—	—
Common Stock	—	—	—	—	—
Less: Unearned Income	—	(263,967)	—	(263,967)	—

Totals	$11,196,555	$3,619,884	$(4,320,733)	$10,495,706	$672,837

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the nine months ended September 30, 2009. There were no realized gains (losses) or dividend income from these securities during the period.

The aggregate fair value of controlled investments (net of unearned income) at September 30, 2009 represents 1.9% of net assets.

(e)	Non-accrual status (in default) at September 30, 2009 and therefore non-income producing. At September 30, 2009, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 2.4% and 5.5% of total debt investments at fair value and amortized cost, respectively.
(f)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2009		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$5,716,023	$—	$(3,572,448)	$(2,143,575)	$—	†	$—	$27,617	$—
BKC ASW Blocker, Inc.
Common Stock	16,399	—	(5,883)	(10,516)	—	†	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,537,280	—	(408,000)	(12,240)	5,117,040		12,240	—	820,493
Common Stock	6,095,000	—	—	(855,000)	5,240,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	—	2,096,679	—	1,458,822	3,555,501		—	349,012	—
MGHC Holding Corporation
Subordinated Debt	—	—	—	—	—		—	—	—
Common Stock	—	2,285,815	—	(2,285,815)	—		—	—	—
Penton Media, Inc.
Senior Secured Loan	18,226,000	58,498	—	(13,994,498)	4,290,000		—	1,283,186	—

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2009	Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Prism Business Media Holdings LLC
Limited Liability Co. Interest	$4,730,000	$—	$—	$(4,730,000)	$—	$—	$—	$—
United Subcontractors, Inc.
Senior Secured Loan	—	1,617,273	—	(161,274)	1,455,999	—	8,393	—
USI Senior Holdings, Inc.
Common Stock	—	6,926,008	—	299,654	7,225,662	—	—	—
Less: Unearned Income	(305,622)	305,622	—	—	—	—	—	—

Totals	$40,015,080	$13,289,895	$(3,986,331)	$(22,434,442)	$26,884,202	$12,240	$1,668,208	$820,493

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the nine months ended September 30, 2009.
†	Investment moved out of the non-controlled, affiliated category into the controlled category during the period.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at September 30, 2009 represents 5.0% of net assets.

(g)	Approximately 62% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 6% of such senior secured loans have floors of 1.50% to 3.50% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2009 of all contracts within the specified loan facility.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. The maximum amount of potential future payments under this guaranty is $6,000,000 at September 30, 2009 with an expiration of July 2011.
(k)	Non-income producing equity securities at September 30, 2009.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value(c)
Senior Secured Notes—10.3%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000		$23,079,223	$22,818,500
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	30,882,283		30,882,283	29,523,463

Total Senior Secured Notes				53,961,506	52,341,963

Unsecured Debt—27.4%
AMC Entertainment Holdings, Inc., 7.00% PIK (LIBOR + 5.00%), 6/13/12	Entertainment	13,764,638		13,557,906	9,291,131
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	50,918,276		50,918,276	39,716,255
BE Foods Investments, Inc., 7.39% (LIBOR + 5.00% cash or 5.75% PIK), 7/11/12	Food	24,950,709		24,326,664	19,561,356
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	37,488,669		37,488,669	13,870,808
Lucite International Luxembourg Finance S.àr.l., 13.97% PIK (EURIBOR + 9.00%), 7/14/14(d)	Chemicals	12,589,294	(e)	16,066,347	15,784,742
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	45,423,354		45,423,354	39,245,778
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(f)	Financial Services	9,973,416		9,973,416	1,585,773
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(f)	Financial Services	6,756,886		6,431,358	891,909

Total Unsecured Debt				204,185,990	139,947,752

Subordinated Debt—25.8%
A & A Manufacturing Co., Inc., 14.00% (12.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,156,235		19,156,235	17,757,830
Advanstar, Inc., 8.46% PIK (LIBOR + 7.00%), 11/30/15	Printing/ Publishing	7,164,027		7,164,027	2,752,688
Al Solutions, Inc., 16.00% PIK, 12/29/13(g)(h)	Metals	13,680,233		13,323,761	—
Conney Safety Products, LLC, 16.00%, 10/1/14	Safety Products	30,000,000		30,000,000	28,500,000
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000		25,000,000	25,000,000
Mattress Giant Corporation, 16.25% PIK, 8/1/12(h)	Bedding—Retail	15,185,673		15,104,082	—
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(f)	Information Services	8,000,000		8,066,847	4,800,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,290,415		15,290,415	14,663,508
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000		4,910,576	4,750,000
Sentry Security Systems, LLC, 15.00% (12.00% cash, 3.00% PIK), 8/7/12	Security Services	10,591,381		10,591,381	9,998,264
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667		15,021,667	14,100,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value(c)
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(f)	Security Services	$7,000,000		$7,000,000	$5,250,000
Wastequip, Inc., 12.00% (10.00% cash, 2.00% PIK), 2/5/15	Waste Management Equipment	7,715,353		7,715,353	4,158,575

Total Subordinated Debt				178,344,344	131,730,865

Senior Secured Loans—112.9%(i)
Advanstar Communications Inc., Second Lien, 6.46% (LIBOR + 5.00%), 11/30/14	Printing/ Publishing	14,000,000		14,000,000	5,379,325
Alpha Media Group Inc., Second Lien, 8.97% (LIBOR + 7.50%), 2/11/15(h)	Publishing	20,000,000		19,344,012	2,000,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	40,401,000		40,401,000	35,027,667
American Safety Razor Company, LLC, Second Lien, 6.72% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	7,510,000
American SportWorks LLC, Second Lien, 20.00%, 6/27/14(h)(j)	Utility Vehicles	13,403,274		13,403,274	5,716,023
AmQuip Crane Rental LLC, Second Lien, 6.25% (LIBOR + 5.75%), 6/29/14	Construction Equipment	25,660,446		23,432,847	23,171,383
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10	Plastic Packaging	1,230,907		1,227,441	847,900
Applied Tech Products Corp. et al., Tranche B, Second Lien, 11.75% (Base Rate + 8.50%), 4/24/11(h)	Plastic Packaging	2,308,004		2,299,537	—
Applied Tech Products Corp. et al., Tranche C, Third Lien, 15.25% PIK (Base Rate + 12.00%), 10/24/11(h)	Plastic Packaging	916,240		868,547	—
Arclin US Holdings Inc., Second Lien, 8.79% (LIBOR + 6.50%), 7/10/15	Chemicals	14,500,000		14,500,000	8,569,500
Bankruptcy Management Solutions, Inc., Second Lien, 8.13% (LIBOR + 6.25%), 7/31/13	Financial Services	24,437,500		24,437,500	18,059,313
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 14.50% (13.50% cash, 1.00% PIK), 6/29/12(d)	Discount Stores	13,981,476	(k)	13,518,079	11,167,060
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 14.50% (13.50% cash, 1.00% PIK), 7/1/12(d)	Discount Stores	19,218,524	(k)	17,965,225	15,349,911
Berlin Packaging L.L.C., Second Lien, 8.55% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,402,716	19,968,000
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	34,000,000		34,000,000	33,082,000
Custom Direct, Inc. et al., Second Lien, 7.46% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	6,590,000
Deluxe Entertainment Services Group Inc., Second Lien, 7.46% (LIBOR + 6.00%), 11/11/13	Entertainment	12,000,000		12,000,000	8,976,000
Electrical Components International, Inc., Second Lien, 11.50% (Base Rate + 8.25%), 5/1/14	Electronics	22,000,000		21,098,897	13,530,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Event Rentals, Inc., Acquisition Loan, First Lien, 6.99% (LIBOR + 4.00%), 12/19/13	Party Rentals	$15,000,000	$15,000,000	$13,050,000
Facet Technologies, LLC, Second Lien, 16.00% (LIBOR + 2.00% cash, 10.00% PIK), 1/26/12	Medical Devices	28,547,347	28,547,347	26,263,559
Fairway Group Holdings Corp. et al., Term B Loan, First Lien, 9.50% (Base Rate + 4.25%), 1/18/13	Retail Grocery	1,470,000	1,467,522	1,470,000
Fairway Group Holdings Corp. et al., Term C Loan, Second Lien, 14.00% (13.00% cash, 1.00% PIK), 1/18/14	Retail Grocery	11,720,175	11,678,730	11,720,175
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)	Personal Fitness	6,881,944	6,881,944	6,496,555
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.75% (LIBOR + 3.75%), 2/27/12	Automobile Repair	3,678,231	3,676,226	3,034,540
Heartland Automotive Services II, Inc. et al., Acquisition Loan, First Lien, 8.00% (LIBOR + 4.00%), 2/27/12	Automobile Repair	1,799,837	1,799,837	1,497,464
HIT Entertainment, Inc., Second Lien, 8.21% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	350,000
InterMedia Outdoor, Inc., Second Lien, 8.21% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	7,240,000
Isola USA Corp., First Lien, 9.21% (LIBOR + 7.75%), 12/18/12	Electronics	8,901,316	8,812,731	7,726,342
Isola USA Corp., Second Lien, 15.67% (LIBOR + 12.25%), 12/18/13	Electronics	25,000,000	25,000,000	21,600,000
Kaz, Inc. et al., First Lien, 16.00% (12.00% cash, 4.00% PIK), 12/8/11	Consumer Products	33,022,141	32,730,352	32,526,809
LJVH Holdings Inc., Second Lien, 6.96% (LIBOR + 5.50%), 1/19/15(d)	Specialty Coffee	25,000,000	25,000,000	20,225,000
MCCI Group Holdings, LLC, Second Lien, 9.43% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,950,160	26,651,000
NAMIC/VA, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,767,862	14,430,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,698,054	32,410,000
Oriental Trading Company, Inc., Second Lien, 6.47% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	772,500
Penton Media, Inc. et al., Second Lien, 8.42% (LIBOR + 5.00%), 2/1/14(j)	Information Services	26,000,000	25,602,087	18,226,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	12,206,000
PQ Corporation, Second Lien, 9.97% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,785,959	7,860,000
Precision Parts International Services Corp. et al., First Lien, 8.00% (Base Rate + 4.75%), 9/30/11(h)	Automotive Parts	2,847,627	2,847,627	1,922,148

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Premier Yachts, Inc. et al., Term A, First Lien, 5.63% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	$7,088,755	$7,067,266	$6,734,317
Premier Yachts, Inc. et al., Term B, First Lien, 8.88% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,758,235	1,752,951	1,658,016
Sunrise Medical LTC LLC et al., Second Lien, 6.97% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	11,750,400
Texas Competitive Electric Holdings Company LLC, Tranche B-2, First Lien, 5.58% (LIBOR + 3.50%), 10/10/14	Utilities	4,987,374	3,949,074	3,480,770
Total Safety U.S., Inc., Second Lien, 6.96% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	4,950,000
United Subcontractors, Inc., Tranche B, First Lien, 6.92% (LIBOR + 3.00% cash, 2.00% PIK), 12/27/12	Building and Construction	6,484,524	1,005,101	4,312,208
United Subcontractors, Inc., Second Lien, 11.69% (LIBOR + 7.25% cash, 2.00% PIK), 6/27/13	Building and Construction	10,109,782	10,109,782	6,743,225
Water Pik, Inc., Second Lien, 6.46% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	26,400,000
WBS Group LLC et al., Second Lien, 8.81% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	15,600,000
Wembley, Inc., Second Lien, 4.70% (LIBOR + 4.25%), 8/23/12(h)	Gaming	1,000,000	1,000,000	108,333
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 5.46% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	5,199,150
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 8.46% (LIBOR + 7.00%), 3/30/11(h)	Restaurants	8,334,656	8,334,656	6,446,407

Total Senior Secured Loans			716,614,343	576,005,000

Preferred Stock—2.0%
Facet Holdings Corp., Class A, 12.00% PIK(h)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	11,343,804	6,500,000	4,700,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(j)	Sheet Metal Fabrication	5,376	5,376,000	5,537,280
Tygem Holdings, Inc., 8.00% PIK(g)(h)	Metals	10,789,367	10,826,867	—
Tygem Holdings, Inc., Series B Convertible(g)(l)	Metals	54,574,501	14,725,535	—

Total Preferred Stock			38,550,784	10,237,280

Common Stock—1.8%(l)
BKC ASW Blocker, Inc. (American SportWorks)(j)(m)	Utility Vehicles	1,000	250,000	16,399

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
BKC DVSH Blocker, Inc. (DynaVox Systems)(n)	Augmentative Communication Products	100	$1,000,000	$1,000,000
BKC MTCH Blocker, Inc. (Marquette Transportation)(o)	Transportation	1,000	5,000,000	2,200,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(g)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(j)	Sheet Metal Fabrication	500,000	5,000,000	6,095,000
MGHC Holding Corporation (Mattress Giant)	Bedding—Retail	205,000	2,050,000	—
Tygem Holdings, Inc.(g)	Metals	3,596,456	3,608,956	—

Total Common Stock			17,127,456	9,311,399

Limited Partnership/Limited Liability Company Interests—2.5%
ARS Investment Holdings, LLC (American Residential)(l)	HVAC/Plumbing Services	66,902	—	360,000
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(f)	Financial Services	1,750	1,650,005	—
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	282,169
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	166,667
Prism Business Media Holdings LLC (Penton Media)(j)(l)	Information Services	68	14,943,200	4,730,000
Sentry Common Investors, LLC(l)	Security Services	147,271	147,271	—
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	117,546
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	6,878,899

Total Limited Partnership/Limited Liability Company Interests			31,176,538	12,535,281

Equity Warrants/Options—0.0%(l)
ATEP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—
ATH Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—
ATPP Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	90,112	—
ATPR Holdings, Inc. (Applied Tech), expire 10/24/15	Plastic Packaging	470	—	—
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	7,417
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	560
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	164
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	57
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(f)	Financial Services	455	444,450	—

Total Equity Warrants/Options			1,143,562	8,198

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,241,104,523	$932,117,738
UNEARNED INCOME—(1.0)%			(5,272,812)	(5,272,812)

TOTAL INVESTMENTS—181.6%			$1,235,831,711	926,844,926

OTHER ASSETS & LIABILITIES (NET)—(81.6)%				(416,549,425)

NET ASSETS—100.0%				$510,295,501

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Non-U.S. company or principal place of business outside the U.S.
(e)	Principal amount is denominated in Euros.
(f)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 2.5% of net assets at December 31, 2008.
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Interest Income**
Al Solutions, Inc.
Subordinated Debt	$12,648,145	$675,616	$(13,323,761)	$—	$1,103,658
Fitness Together Franchise Corporation
Senior Secured Loan	—	6,881,944	(385,389)	6,496,555	114,000
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	173,326	(173,326)	—	—
Preferred Stock Series A-1	—	49,056	(49,056)	—	—
Preferred Stock Series B Convertible	—	6,500,000	(1,800,000)	4,700,000	—
Common Stock	—	118,500	(118,500)	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	—
Preferred Stock Series B Convertible	2,613,900	2,500,000	(5,113,900)	—	—
Common Stock	—	—	—	—	—
Less: Unearned Income	(427,650)	427,650	—	—	—

Totals	$14,834,395	$17,326,092	$(20,963,932)	$11,196,555	$1,217,658

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2008. There were no realized gains (losses) or dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2008 represents 2.2% of net assets.

(h)	Non-accrual status (in default) at December 31, 2008 and therefore non-income producing. At December 31, 2008, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 1.8% and 6.6% of total debt investments at fair value and amortized cost, respectively.

The accompanying notes are an integral part of these financial statements.

(i)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 12% of such senior secured loans have floors of 3.00% to 4.00% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2008 of all contracts within the specified loan facility.
(j)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Gross Reductions (Cost)**	‘Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Net Realized Gain (Loss)***	Interest/ Other Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$13,202,280	$200,994	$—	$(7,687,251)	$5,716,023	$—	$2,070,263	$—
BKC ASW Blocker, Inc.
Common Stock	406,689	—	—	(390,290)	16,399	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	9,415,180	—	(3,832,000)	(45,900)	5,537,280	112,783	—	1,262,730
Common Stock	5,000,000	—	—	1,095,000	6,095,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	21,250,000	936,445	—	(3,960,445)	18,226,000	—	2,226,284	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	16,500,000	—	—	(11,770,000)	4,730,000	—	—	—
Less: Unearned Income	(361,467)	55,845	—	—	(305,622)	—	—	—

Totals	$65,412,682	$1,193,284	$(3,832,000)	$(22,758,886)	$40,015,080	$112,783	$4,296,547	$1,262,730

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2008.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2008 represents 7.8% of net assets.

(k)	Principal amount is denominated in Canadian dollars.
(l)	Non-income producing equity securities at December 31, 2008.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

On July 25, 2005, the Company completed a private placement of 35,366,589 shares of its common stock at a price of $15.00 per share receiving net proceeds of approximately $529 million. On July 2, 2007, the Company completed an initial public offering through which it sold an additional 10,000,000 shares of its common stock at a price of $16.00 per share and listed its shares on The NASDAQ Global Select Market. The Company received net proceeds of approximately $150 million from this offering.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The statement of cash flows for the nine months ended September 30, 2008 has been revised to include activity related to foreign currency balances and to present reinvested dividends as a supplemental non-cash disclosure. Reinvested dividends were previously presented within financing activities, with a corresponding amount presented within financing activities as dividends paid.

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

2. Significant accounting policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. The Company has reviewed subsequent events occurring through November 5, 2009, the date that these financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure.

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

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

Effective January 1, 2008, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) (Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The adoption of these changes did not have a material impact on the Company’s financial statements. See Note 10.

(b)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(c)	Gains or losses on the sale of investments are calculated using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income may not be accrued if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(e)	The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

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

In September 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162), which provides that on the effective date of this new accounting standard, the ASC will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. The adoption of this new standard on September 30, 2009 did not have a material impact on the Company’s financial statements.

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

For the three and nine months ended September 30, 2009, the Advisor earned $4,555,811 and $13,951,061, respectively, in base management fees from the Company. For the three and nine months ended September 30, 2008, the Advisor earned $5,841,124 and $16,991,573, respectively, in such fees from the Company.

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

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

The hurdle rate for each measurement period is 2.0% multiplied by the net asset values of the Company’s common stock at the beginning of each calendar quarter during the measurement period, calculated after giving effect to any distributions that occurred during the measurement period. A portion of the Incentive Fee is based on the Company’s income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income. For each of the first two measurement periods referred to above (the transition period and each rolling four quarters’ period), the Company pays the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

The portion of the Incentive Fee based on income for each period will equal 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equal 20% of the period’s income amount distributed or distributable to stockholders as described in clause (A) of the preceding paragraph. Thereafter, the portion of the Incentive Fee based on income for the period will equal 20% of the period’s remaining excess income amount.

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each annual period, the Company paid or will pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

For the three and nine months ended September 30, 2009 and 2008, the Advisor earned no Incentive Fee from the Company as the hurdle rate was not achieved. Although the Company did not incur any Incentive Fee during the three and nine months ended September 30, 2009, it may incur such fees in the future relating to investment performance since December 31, 2008 measured on a trailing four quarters’ basis at December 31, 2009 and thereafter.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2009, the Company incurred $341,872 and $1,028,939, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement. For the three and nine months ended September 30, 2008, the Company incurred $283,301 and $822,150, respectively, in such costs and expenses.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three and nine months ended September 30, 2009 were $322,201 and $996,768, respectively. Reimbursements to the Advisor for the three and nine months ended September 30, 2008 were $354,192 and $1,161,023, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2009, the Company incurred $148,941 and $482,916, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2008, the Company incurred $212,977 and $725,538, respectively, in such expenses.

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

For the three and nine months ended September 30, 2009, the Company incurred $35,749 and $146,178, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements. For the three and nine months ended September 30, 2008, the Company incurred $55,232 and $177,566, respectively, for such fees payable to PGIS and its affiliates.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the nine months ended September 30, 2009 and 2008, the Advisor purchased 80,867 and 103,735 shares of the Company’s common stock in the open market for $312,322 and $1,232,599, respectively, including brokerage commissions.

At September 30, 2009 and December 31, 2008, the Advisor owned directly approximately 555,000 and 504,000 shares, respectively, of the Company’s common stock, representing approximately 1.0% and 0.9% of the total shares outstanding. At September 30, 2009 and December 31, 2008, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately 2,892,000 and 3,195,000 shares, respectively, of the Company’s common stock, representing approximately 5.1% and 5.8% of the total shares outstanding. At September 30, 2009 and December 31, 2008, an entity affiliated with the Administrator and PGIS owned approximately 32.0% of the members’ interests of the Advisor.

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Numerator for basic and diluted net increase (decrease) in net assets per share	$31,145,966	$(18,793,518)	$50,900,596	$(46,407,698)
Denominator for basic and diluted weighted average shares	56,338,835	54,632,752	55,738,396	53,588,041
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$0.55	$(0.34)	$0.91	$(0.87)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of long-term investments for the three months ended September 30, 2009 and 2008 totaled $10,983,186 and $8,725,720, respectively, and for the nine months ended September 30, 2009 and 2008 totaled $38,173,072 and $183,326,767, respectively. Sales/repayments of long-term investments for the three months ended September 30, 2009 and 2008 totaled $28,339,844 and $60,585,583, respectively, and for nine months ended September 30, 2009 and 2008 totaled $72,248,410 and $112,069,141, respectively.

At September 30, 2009 investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$54,309,150	$51,727,535
Unsecured debt	193,234,544	145,968,087
Subordinated debt	159,164,865	129,689,653
Senior secured loans:
First lien	135,269,972	128,002,431
Second/other priority lien	508,130,839	392,077,920

Total senior secured loans	643,400,811	520,080,351

Preferred stock	38,142,784	6,808,040
Common stock	24,481,698	18,036,957
Limited partnership/limited liability company interests	35,375,700	12,419,721
Equity warrants/options	1,053,450	217,048

Total investments including unearned income	1,149,163,002	884,947,392
Unearned income	(4,270,367)	(4,270,367)

Total investments	$1,144,892,635	$880,677,025

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

At December 31, 2008, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$53,961,506	$52,341,963
Unsecured debt	204,185,990	139,947,752
Subordinated debt	178,344,344	131,730,865
Senior secured loans:
First lien	168,886,032	156,001,597
Second/other priority lien	547,728,311	420,003,403

Total senior secured loans	716,614,343	576,005,000

Preferred stock	38,550,784	10,237,280
Common stock	17,127,456	9,311,399
Limited partnership/limited liability company interests	31,176,538	12,535,281
Equity warrants/options	1,143,562	8,198

Total investments including unearned income	1,241,104,523	932,117,738
Unearned income	(5,272,812)	(5,272,812)

Total investments	$1,235,831,711	$926,844,926

The industry composition of the portfolio at fair value at September 30, 2009 and December 31, 2008 was as follows, excluding unearned income:

Industry	September 30, 2009	December 31, 2008
Business Services	11.5%	8.9%
Healthcare	9.5	8.1
Other Services	9.1	9.6
Manufacturing	7.7	7.8
Consumer Products	7.4	10.0
Electronics	6.9	7.4
Beverage, Food and Tobacco	6.6	5.5
Transportation	6.0	4.4
Retail	5.8	4.7
Distribution	4.5	4.6
Chemicals	4.5	5.9
Financial Services	4.2	3.8
Metals	4.0	3.5
Utilities	3.4	3.9
Printing, Publishing and Media	3.0	5.0
Containers and Packaging	2.5	2.2
Entertainment and Leisure	2.4	3.5
Building and Real Estate	1.0	1.2

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2009 was United States 94.0%, Canada 5.9% and United Kingdom and other 0.1%, and at December 31, 2008 was United States 93.3%, Canada 5.0% and United Kingdom and other 1.7%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

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

At September 30, 2009, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2009	Unrealized Depreciation
Canadian dollar	October 28, 2009	32,500,000 Sold	$30,000,785	$30,409,297	$(408,512)

At December 31, 2008, details of open forward foreign currency contracts were as follows:
Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2008	Unrealized Appreciation/ (Depreciation)
Euro	January 21, 2009	8,500,000 Sold	$10,795,085	$11,849,250	$(1,054,165)
Canadian dollar	January 21, 2009	33,200,000 Sold	28,034,621	27,316,649	717,972

Total			$38,829,706	$39,165,899	$(336,193)

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

7. Credit agreement and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. At September 30, 2009, the Company’s asset coverage for borrowed amounts was 255%. On December 28, 2007, the Company amended and restated its Senior Secured, Multi-Currency Credit Agreement (the “Credit Agreement”). Under the amended Credit Agreement, the lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $600,000,000 outstanding, at any one time, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total availability and revolving loan commitments reverted to $545,000,000 and $400,000,000, respectively, on April 14, 2008. The Credit Agreement has a stated maturity date of December 6, 2010 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The term loans under the facility mature on the termination date of the Credit Agreement, have been fully drawn and, once repaid, may not be reborrowed. Subject to certain exceptions, the interest rate payable under the facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Credit Agreement also includes an “accordion” feature that allows the Company to increase the size of the credit facility under certain circumstances to a maximum of $1,000,000,000 with respect to the revolving loans and $395 million with respect to the term loans. The Credit Agreement is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At September 30, 2009, the Company had $347,500,000 drawn on the credit facility versus $426,000,000 at December 31, 2008. The weighted average annual interest cost for the three and nine months ended September 30, 2009 was 1.44% and 1.56%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the three and nine months ended September 30, 2009 was $375,751,661 and $410,515,697, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2009 was $383,000,000 and $434,000,000, respectively, and during the three and nine months ended September 30, 2008 was $491,000,000. The remaining amount available under the facility was $197,500,000 at September 30, 2009.

At September 30, 2009, the Company was in compliance with all financial and operational covenants required by the Credit Agreement.

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

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

In August 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In May 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. The repurchase plan is expected to be in effect through the earlier of June 30, 2010 or until the approved number of shares has been repurchased. During the three months ended September 30, 2009, the Company did not make any purchases of its outstanding shares. During the nine months ended September 30, 2009, the Company purchased a total of 583,572 shares of its common stock on the open market for $2,234,892, including brokerage commissions. Since inception of the repurchase plan through September 30, 2009, the Company has purchased 961,679 shares of its common stock on the open market for $5,425,900, including brokerage commissions. At September 30, 2009, the total number of remaining shares authorized for repurchase was 1,794,971. The Company currently holds the shares it repurchased in treasury.

Under the terms of the Company’s amended and restated dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of the Company’s common stock at a price equal to 95 percent of the market price on the dividend payment date. This feature of the plan means that, under certain circumstances, the Company may issue shares of its common stock at a price below NAV per share, which could cause the Company’s stockholders to experience dilution. With respect to the Company’s April 3, 2009 and July 2, 2009 dividends, reinvestment at such prices resulted in dilution of the Company’s NAV of approximately $0.12 per share. Giving effect to the reinvestment at such price of the dividend to be paid by the Company on October 2, 2009 would result in additional dilution of approximately $0.01 per share.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments under such guarantees was $6,000,000 at September 30, 2009 with an expiration of July 2011. There were no guarantees outstanding at December 31, 2008. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments. The potential liability under such guarantees is reflected at fair value in the Company’s schedules of investments.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s credit facility payable were $347,500,000 and $313,000,000 at September 30, 2009 and $426,000,000 and $234,000,000 at December 31, 2008, respectively.

Effective January 1, 2008, the Company adopted changes issued by the FASB to ASC 820-10. ASC 820-10 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

ASC 820-10 establishes a hierarchy that classifies these inputs into the three broad levels listed below:

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by its Board of Directors that is consistent with ASC 820-10 (see Note 2). Consistent with this valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

The following table summarizes the fair values of the Company’s cash and cash equivalents, debt and equity investments and forward foreign currency contracts based on the inputs used as of September 30, 2009 in determining such fair values:

Valuation Inputs	Cash and Cash Equivalents	Debt Investments	Equity Investments	Forward Foreign Currency Contracts
Level 1 - Price quotations	$512,683	$—	$—	$—
Level 2 - Significant other observable inputs	—	—	—	(408,512)
Level 3 - Significant unobservable inputs	—	843,195,259	37,481,766	—

Total fair value	$512,683	$843,195,259	$37,481,766	$(408,512)

Debt investments include the Company’s investments in senior secured notes, unsecured debt, subordinated debt and senior secured loans. Equity investments include the Company’s investments in preferred stock, common stock, limited partnership/limited liability company interests and equity warrants/options.

The following table summarizes the valuation techniques used as of September 30, 2009 and December 31, 2008 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Debt Investments	Equity Investments	Total Investments
Market approach, income approach or both, utilizing one or more third-party valuation firms	$833,322,695	$37,481,766	$870,804,461
Broker quote(s)	9,872,564	—	9,872,564

Fair value at September 30, 2009	$843,195,259	$37,481,766	$880,677,025

	Debt Investments	Equity Investments	Total Investments
Market approach, income approach or both, utilizing one or more third-party valuation firms	$873,119,017	$32,092,158	$905,211,175
Broker quote(s)	21,633,751	—	21,633,751

Fair value at December 31, 2008	$894,752,768	$32,092,158	$926,844,926

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

The following are reconciliations for the three and nine months ended September 30, 2009 of investments for which Level 3 inputs were used in determining fair value:

	Debt Investments	Equity Investments	Total Investments
Fair value at June 30, 2009	$852,436,849	$32,418,749	$884,855,598
Amortization of premium/discount - net	1,359,922	—	1,359,922
Net realized loss	(53,195,865)	(2,135,407)	(55,331,272)
Net change in unrealized appreciation or depreciation	66,711,615	425,875	67,137,490
Net purchases, sales or redemptions	(24,117,262)	6,772,549	(17,344,713)
Net transfers in or out of Level 3	—	—	—

Fair value at September 30, 2009	$843,195,259	$37,481,766	$880,677,025

	Debt Investments	Equity Investments	Total Investments
Fair value at December 31, 2008	$894,752,768	$32,092,158	$926,844,926
Amortization of premium/discount - net	4,023,105	—	4,023,105
Net realized loss	(60,258,822)	(2,123,167)	(62,381,989)
Net change in unrealized appreciation or depreciation	50,436,857	(5,665,683)	44,771,174
Net purchases, sales or redemptions	(45,758,649)	13,178,458	(32,580,191)
Net transfers in or out of Level 3	—	—	—

Fair value at September 30, 2009	$843,195,259	$37,481,766	$880,677,025

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Transfers in or out of Level 3 represent the value as of the beginning of the period of any investment where a change in the pricing level occurred from the beginning to the end of the period.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2009.

	Debt Investments	Equity Investments	Total
Net change in unrealized appreciation or depreciation on investments held at end of period:
Three months ended September 30, 2009	$8,323,848	$(1,714,237)	$6,609,611
Nine months ended September 30, 2009	$(8,299,797)	$(7,793,553)	$(16,093,350)
Net unrealized depreciation at September 30, 2009	$(202,643,742)	$(61,571,868)	$(264,215,610)

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Per Share Data:
Net asset value, beginning of period	$9.23	$13.78

Net investment income	1.28	1.34
Net realized and unrealized gain (loss)	(0.37)	(2.21)

Total from investment operations	0.91	(0.87)
Dividend distributions to stockholders from net investment income	(0.48)	(1.29)
Issuance of stock under dividend reinvestment plan at prices below net asset value	(0.12)	(0.10)
Purchases of treasury stock at prices below net asset value	0.05	—

Net increase (decrease) in net assets	0.36	(2.26)

Net asset value, end of period	$9.59	$11.52

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—(Continued)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Market price, end of period	$7.42	$11.53

Total return(1)(2)	(19.81)%	(14.71)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	4.65%	4.24%
Ratio of credit facility related expenses to average net assets(3)	1.42%	2.80%

Ratio of total expenses to average net assets(3)	6.07%	7.04%
Ratio of net investment income to average net assets(3)	18.31%	14.12%
Net assets, end of period	$540,376,295	$641,168,890
Average debt outstanding	$410,515,697	$440,610,128
Weighted average shares outstanding	55,738,396	53,588,041
Average debt per share(4)	$7.37	$8.22
Portfolio turnover(2)	8%	10%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Portfolio and investment activity

During the three months ended September 30, 2009, we invested approximately $11.0 million across five existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($1.5 million, or 14% of the total) or second liens ($2.2 million, or 20%), unsecured or subordinated debt securities ($4.6 million, or 42%) and equity securities ($2.7 million, or 24%). Additionally, we received proceeds from sales/repayments of investment principal of approximately $28.3 million during the three months ended September 30, 2009.

At September 30, 2009, our net portfolio of $881 million (at fair value) consisted of 60 portfolio companies and was invested 59% in senior secured loans, 31% in unsecured or subordinated debt securities, 6% in senior secured notes, 4% in equity investments and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.1 million. Our largest portfolio company investment by value was approximately $53.5 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at September 30, 2009. At December 31, 2008, our net portfolio of $943 million (at fair value) consisted of 63 portfolio companies and was invested 61% in senior secured loans, 28% in unsecured or subordinated debt securities, 6% in senior secured notes, 3% in equity investments and approximately 2% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.6 million at December 31, 2008. Our largest portfolio company investment by value was approximately $41.4 million and our five largest portfolio company investments by value comprised approximately 19% of our portfolio at December 31, 2008.

The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.9% at September 30, 2009 and 11.0% at December 31, 2008. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.0% and 13.2%, respectively, at September 30, 2009, versus 10.2% and 12.2% at December 31, 2008. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At September 30, 2009, 41% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 59% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 4% at September 30, 2009. At December 31, 2008, 47% of our debt investments bore interest based on floating rates and 53% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 8% at December 31, 2008.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.40 at September 30, 2009 versus 1.45 at December 31, 2008. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Grade 1	$638,423,610	$626,372,188
Grade 2	178,053,158	245,441,091
Grade 3	33,846,916	11,051,924
Grade 4	34,623,708	49,252,535

Total investments including unearned income	884,947,392	932,117,738
Unearned income	(4,270,367)	(5,272,812)

Total investments	$880,677,025	$926,844,926

Results of operations

Results comparisons for the three months ended September 30, 2009 and 2008.

Investment income

Investment income totaled $29,359,486 and $37,445,712, respectively, for the three months ended September 30, 2009 and 2008, of which $15,097,494 and $22,696,445 were attributable to interest and fees on senior secured loans, $13,529,859 and $13,946,741 to interest earned on other debt securities, $730,988 and $730,180 to dividends from preferred equity securities, $1,145 and $56,204 to interest earned on short-term investments and cash equivalents, and zero and $16,142 to other income, respectively. The decrease in investment income for the three months ended September 30, 2009 primarily reflects the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Three-month LIBOR averaged 0.41% during the three months ended September 30, 2009, compared to 2.91% during the three months ended September 30, 2008.

Expenses

Expenses for the three months ended September 30, 2009 and 2008 were $7,577,905 and $11,863,834, respectively, which consisted of $4,555,811 and $5,841,124 in base management fees, $1,456,369 and $4,311,893 in interest expense and fees related to the Credit Facility, $341,872 and $283,301 in Advisor expenses, $342,878 and $622,532 in professional fees, $174,490 and $261,744 in administrative services, $172,031 and $149,068 in amortization of debt issuance costs, $152,181 and $119,781 in insurance expenses, $84,083 and $82,450 in director fees and $298,190 and $191,941 in other expenses, respectively. The decrease in base management fees for the three months ended September 30, 2009 reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). The decrease in interest expense and fees related to the Credit Facility is mainly a result of reduced borrowing costs from lower prevailing levels of LIBOR. Other general and administrative expenses were generally lower due to the reduced level of new investment originations.

Net investment income

Net investment income was $21,781,581 and $25,581,878 for the three months ended September 30, 2009 and 2008, respectively. The decrease is primarily a result of a decline in interest income, which was partially offset by a decrease in interest and other expenses.

Net realized gain or loss

Net realized loss of $(56,312,662) for the three months ended September 30, 2009 was the result of $(55,331,272) in net realized loss from the disposition of investments and $(981,390) in net realized loss on foreign currency transactions during the period. Net realized loss from the disposition of investments for the three months ended September 30, 2009 resulted primarily from the restructuring of our investments in Advanstar Inc., Alpha Media Group Inc. and Mattress Giant Corporation. The entire net realized loss represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency losses mainly represent losses on forward currency contracts used to hedge our investments denominated in foreign currencies. For the three months ended September 30, 2008, the net realized gain was $29,210.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2009 and 2008, the net change in unrealized appreciation or depreciation on our investments and foreign currency translation was appreciation of $65,677,047 and depreciation of $(44,404,606), respectively. The net unrealized appreciation for the three months ended September 30, 2009 was comprised of net unrealized appreciation on investments of $67,137,490 and net unrealized de preciation on foreign currency translation of $(1,460,443). The net unrealized appreciation on investments for the three months ended September 30, 2009 includes $60,622,457 relating to the reversal of prior period net unrealized depreciation as a result of investment restructurings and dispositions. The net unrealized appreciation during the third quarter of 2009 was primarily a result of the reversals described above and improved capital market conditions. The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The net unrealized depreciation for the three months ended September 30, 2008 was comprised of net unrealized depreciation on investments of $(47,423,050) and net unrealized appreciation on foreign currency translation of $3,018,444.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended September 30, 2009 and 2008 was an increase of $31,145,966 and a decrease of $(18,793,518), respectively. As compared to the prior period, the increase primarily reflects the net unrealized appreciation on investments for the three months ended September 30, 2009.

Results comparisons for the nine months ended September 30, 2009 and 2008.

Investment income

Investment income totaled $94,610,414 and $108,014,165, respectively, for the nine months ended September 30, 2009 and 2008, of which $52,118,041 and $66,658,468 were attributable to interest and fees on senior secured loans, $40,338,190 and $39,012,023 to interest earned on other debt securities, $2,143,158 and $2,251,933 to dividends from preferred equity securities, $11,025 and $73,303 to interest earned on short-term investments and cash equivalents, and zero and $18,438 to other income, respectively. The decrease in investment income primarily reflects the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Three-month LIBOR averaged 0.83% during the nine months ended September 30, 2009, compared to 2.98% during the nine months ended September 30, 2008.

Expenses

Expenses for the nine months ended September 30, 2009 and 2008 were $23,542,048 and $35,954,687, respectively, which consisted of $13,951,061 and $16,991,573 in base management fees, $5,004,980 and $13,818,524 in interest expense and fees related to the Credit Facility, $1,028,939 and $822,150 in Advisor expenses, $949,444 and $1,461,003 in professional fees, $605,525 and $867,177 in administrative services, $511,520 and $482,493 in amortization of debt issuance costs, $413,406 and $396,217 in insurance expenses, $268,238 and $275,185 in director fees and $808,935 and $840,365 in other expenses, respectively. The decrease in base management fees for the nine months ended September 30, 2009 reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). The decrease in interest expense and fees related to the Credit Facility is mainly a result of reduced borrowing costs from lower prevailing levels of LIBOR. Other general and administrative expenses were generally lower due to the reduced level of new investment originations.

Net investment income

Net investment income was $71,068,366 and $72,059,478 for the nine months ended September 30, 2009 and 2008, respectively. The decrease is primarily a result of a decline in interest income, which was partially offset by a decrease in interest and other expenses.

Net realized gain or loss

Net realized loss of $(64,850,420) for the nine months ended September 30, 2009 was the result of $(62,381,989) in net realized loss from the disposition of investments and $(2,468,431) in net realized loss on foreign currency transactions during the period. Net realized loss from the disposition of investments for the nine months ended September 30, 2009 resulted primarily from the restructuring of our investments in Advanstar Inc., Alpha Media Group Inc., Mattress Giant Corporation and United Subcontractors Inc. Over 80 percent of the net realized loss represents amounts that had been reflected as unrealized depreciation on investments in prior periods. Foreign currency losses mainly represent losses on forward currency contracts used to hedge our investments denominated in foreign currencies. For the nine months ended September 30, 2008, the net realized loss was $(1,283,728).

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2009 and 2008, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $44,682,650 and $(117,183,448), respectively. The increase in net unrealized appreciation for the nine months ended September 30, 2009 was comprised of net unrealized appreciation on investments of $44,771,174 and net unrealized depreciation on foreign currency translation of $(88,524). The net unrealized appreciation on investments for the nine months ended September 30, 2009 includes $57,668,438 relating to the reversal of prior period net unrealized depreciation as a result of investment restructurings and dispositions. The net unrealized appreciation for the nine months ended September 30, 2009 was primarily a result of the reversals described above and improved capital market conditions. The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The increase in net unrealized depreciation for the nine months ended September 30, 2008 was comprised of net unrealized depreciation on investments of $(120,901,578) and net unrealized appreciation on foreign currency translation of $3,718,130.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the nine months ended September 30, 2009 and 2008 was an increase of $50,900,596 and a decrease of $(46,407,698), respectively. As compared to the prior period, the increase primarily reflects the net unrealized appreciation on investments for the nine months ended September 30, 2009.

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2009, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the nine months ended September 30, 2009 was $94,483,894. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $50,900,596 and sales of investments (net of purchases) of $34,075,338.

We used $109,767,528 for financing activities during the nine months ended September 30, 2009, consisting primarily of $29,032,636 of dividend distributions, $78,500,000 of net repayments under our Credit Facility and $2,234,892 of treasury stock purchases.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total availability and revolving commitments reverted to $545,000,000 and $400,000,000, respectively, on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans have been fully drawn and mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At September 30, 2009, we had $347,500,000 drawn and outstanding under the Credit Facility, with $197,500,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt.

At September 30, 2009, we had $512,683 in cash and cash equivalents.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at September 30, 2009 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Credit Facility Payable(1)	$347.5	$—	$347.5	$—	$—

(1)	At September 30, 2009, $197.5 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments under such guarantees was $6,000,000 at September 30, 2009 with an expiration of July 2011. There were no guarantees outstanding at December 31, 2008. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments.

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends are determined by our Board of Directors. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our distributions declared to stockholders for the nine months ended September 30, 2009, a total of $9,084,002 was reinvested pursuant to our dividend reinvestment plan. With respect to our distributions declared to stockholders for the nine months ended September 30, 2008, a total of $28,689,391 was reinvested pursuant to our dividend reinvestment plan.

Under the terms of our amended and restated dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. With respect to our distributions declared to stockholders for the nine months ended September 30, 2009, reinvestment at such prices resulted in cumulative dilution of our net asset value of approximately $0.13 per share.

Income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the three and nine months ended September 30, 2009, there were no such fees.

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

Recent developments

On November 4, 2009, our Board of Directors declared a dividend of $0.32 per share, payable on January 4, 2010 to stockholders of record at the close of business on December 21, 2009.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2009, 41% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2009, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our September 30, 2009 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $11,300,000, or $0.20 per share, in the value of our net assets at September 30, 2009 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $10,800,000, or $0.19 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2009 and 2008, we did not engage in any interest rate hedging activity.

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

Sales of unregistered securities

None.

Issuer purchases of equity securities

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: November 5, 2009	By:	/S/ JAMES R. MAHER
James R. Maher
Chief Executive Officer

Date: November 5, 2009	By:	/S/ FRANK D. GORDON
Frank D. Gordon
Chief Financial Officer