Form 10-K
period 2009-12-31
BlackRock Kelso Capital CORP
filed 2010-03-12
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                    Accelerated Filer  ☑                    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2009 (the last business day of the Registrant’s most recently completed second quarter) was $491,699,388 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 56,601,229 shares of the Registrant’s common stock outstanding at March 11, 2010.

Documents Incorporated by Reference:   Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK KELSO CAPITAL CORPORATION

2009 FORM 10-K ANNUAL REPORT

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

Although most of our investments are in senior and junior secured, unsecured and subordinated loans to U.S. private and certain public middle-market companies, we invest throughout the capital structure, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We may from time to time invest up to 30% of our assets opportunistically in other types of investments, including securities of other public companies and foreign securities.

The senior and junior secured loans in which we invest generally have stated terms of three to ten years and the subordinated debt investments we make generally have stated terms of up to ten years, but the expected average life of such senior and junior secured loans and subordinated debt is generally between three and seven years. However, we may invest in securities of any maturity or duration. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor” or “BlackRock Kelso Capital Advisors”), including our senior management, has evaluated more than 1,500 investment opportunities and completed more than 105 investments on our behalf, aggregating over $1.8 billion in capital provided to middle-market companies through December 31, 2009.

At December 31, 2009, our portfolio included investments in 57 portfolio companies with a total value of $853 million. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was approximately 11.2% at December 31, 2009. Our largest portfolio company investment by value was approximately $56.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2009. The following table provides selected financial data for the Company for each of the four years in the period ended December 31, 2009 and for the period from July 25, 2005 (inception of operations) to December 31, 2005.

Selected Financial Data

(Dollars in thousands, except per share data)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Period From July 25, 2005* to December 31, 2005
Net Investment Income	$76,053	$95,103	$75,846	$39,892	$6,203
Net Realized and Unrealized Gain (Loss)	(8,813)	(245,610)	(59,626)	1,662	241
Net Increase (Decrease) in Net Assets Resulting from Operations	67,240	(150,507)	16,219	41,555	6,444
Dividends Declared per Common Share	0.80	1.72	1.69	1.15	0.20
Net Asset Value Per Common Share at Period End	9.55	9.23	13.78	14.93	14.95
Market Price Per Common Share at Period End(1)	8.52	9.86	15.28	—	—
Net Asset Value at Period End	539,563	510,296	728,192	561,800	528,705
Total Assets at Period End	879,526	966,192	1,121,942	766,259	542,226
Total Investment Portfolio at Period End(2)	852,549	942,631	1,103,349	757,331	539,409
Total Return(3)	(5.9)%	(23.9)%	3.4%	7.8%	1.0%
Yield on Long-Term Investments at Period End(4)	11.2%	11.0%	12.4%	12.5%	10.7%

*	Inception of operations.
(1)	Our common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(2)	Including cash and cash equivalents.
(3)	For the years ended December 31, 2009 and 2008, total return is based on the change in market price during the respective years. For the periods ended prior to December 31, 2008, total return is based on the change in net asset value per common share during the respective periods. The total return for the period June 26, 2007 through December 31, 2007, based on the change in market price per common share during such period, was 1.2%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(4)	Yield on long-term investments at period end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at period end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

BlackRock Kelso Capital Advisors

Our investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is led by James R. Maher, Chairman and Chief Executive Officer of the Company and the Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Advisor. They are supported by the Advisor’s team of employees, including 12 investment professionals who have extensive experience in commercial lending, investment banking, accounting, corporate law and private equity investing.

The Advisor has an investment committee comprised of 13 members, including Messrs. Maher and Lazar, several senior executives of BlackRock, Inc. (“BlackRock”) and several of the principals of Kelso & Company, L.P. (the “Kelso Principals”). The investment committee is primarily responsible for approving our investments. We benefit from the extensive and varied relevant experience of the BlackRock executives and the Kelso Principals serving on the investment committee. Many of the BlackRock senior executives and the Kelso Principals who are members of the investment committee have worked together in a similar capacity since 1998. Although the BlackRock executives and Kelso Principals who serve on the investment committee bring the benefit of expertise they have gained at BlackRock, Kelso & Company, L.P. (“Kelso”) and elsewhere, neither of those organizations provides us with investment advice. Nevertheless, we benefit from the business and specific industry knowledge, transaction expertise and deal-sourcing capabilities of BlackRock. The Kelso Principals who serve on the investment committee bring the benefit of the expertise they gained at Kelso and elsewhere, including providing access to a broad network of contacts.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. At December 31, 2009, BlackRock’s assets under management was $3.346 trillion. BlackRock offers products that span the risk spectrum to meet clients’ needs, including active, enhanced and index strategies across markets and asset classes. Products are offered in a variety of structures including separate accounts, mutual funds, iShares® (exchange traded funds), and other pooled investment vehicles. BlackRock also offers risk management, advisory and enterprise investment system services to a broad base of institutional investors through BlackRock Solutions®.

The Kelso Principals have an average tenure of at least eighteen years at Kelso. Kelso is a leading private equity firm and since 1980 has raised over $10 billion of committed private equity capital, investing primarily in middle-market companies across a broad range of industries and through different economic and interest rate environments. Kelso was organized in 1971 and has since made investments in over 100 companies with aggregate initial capitalization of over $35 billion. The firm typically makes investments in companies where key managers make significant investments and works in partnership with management teams to create value for investors. Through our relationship with the Kelso Principals, we have access to these management teams who can provide unique insight into the industries in which they operate. Although the Kelso Principals who serve on the investment committee bring the benefit of the expertise they have gained at Kelso and elsewhere, Kelso as an organization does not participate in the activities of the Advisor or advise us.

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

Market opportunity

We believe there are abundant opportunities for investments in middle-market companies with attractive risk-adjusted returns for several reasons, including:

Recent disruptions within the credit markets generally have brought a reduction in competition and a more lender-friendly environment. Recent credit market dislocation has caused many of the alternative methods of obtaining middle-market debt financing to significantly decrease in scope and availability while demand for financings has remained robust. We believe we are able to structure investments with lower leverage, better terms, higher yields, and longer duration than was typical before the recent market correction.

Middle-market companies have faced increasing difficulty in accessing the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult, as commercial and investment banks are capital-constrained and largely unable to underwrite and syndicate bank loans and high yield securities, particularly for middle market issuers.

There is a large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there is a large pool of uninvested private equity capital available to middle-market companies. We expect that private equity firms will be active investors in middle-market companies and that these private equity firms will seek to supplement their equity investments with senior secured and junior loans and equity co-investments from other sources, such as us. Record amounts of private equity capital have been raised in recent years. Since our commencement of operations in July 2005, we have invested in transactions involving more than 65 private equity firms in more than 105 different portfolio companies. We believe that our extensive relationships with private equity firms and other deal sourcing contacts is a competitive advantage and a source for future investment opportunities.

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

Competitive advantages

We believe we possess the following competitive advantages over many other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since inception, we have invested in excess of $1.8 billion across more than 105 portfolio companies with more than 65 financial sponsors and have a portfolio yield of approximately 11.2% at December 31, 2009. In 2009, we invested approximately $47 million of gross assets in existing portfolio companies.

Proven transaction sourcing strategy. Since the Advisor’s inception of operations, it has sourced and reviewed more than 1,500 potential investments and has a proven process through which it has invested in excess of $1.8 billion on our behalf through December 31, 2009. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. In addition to its investment professionals, senior members of the Advisor’s investment committee have relationships with a large and diverse group of financial intermediaries. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Access to BlackRock and Kelso Principals’ broad investing capabilities. Our Advisor’s relationship with BlackRock and the Kelso Principals provides access to extensive expertise across asset classes. The Advisor’s investment committee, which is comprised of individuals from BlackRock Kelso Capital Advisors, BlackRock and the Kelso Principals, and its team of dedicated investment professionals have had extensive experience in fixed-income, public equity and private equity investing. The Advisor has access to BlackRock’s more than 190 investment professionals in traditional fixed income and alternative portfolios, including a 30-person leveraged finance team. Collectively, members of the investment committee and the investment professionals of the Advisor have had experience investing in nearly every industry group in small, middle and large capitalization companies and at every level of the capital structure.

Highly experienced investment committee. Our investment activities are carried out by BlackRock Kelso Capital Advisors and led by James R. Maher and Michael B. Lazar with guidance from the Advisor’s investment committee. The investment committee is comprised of senior members of BlackRock and the Kelso Principals, including BlackRock’s Chief Executive Officer and two other members of its Operating Committee. Many of the BlackRock senior executives and the Kelso Principals who are members of the investment committee have worked together in a similar capacity since 1998. These investment committee members are supported by a team of seasoned investment professionals of the Advisor who possess a broad range of transaction, financial, managerial and investment skills. The Advisor’s investment professionals and members of its investment committee have significant experience investing across market cycles. Collectively, their involvement in our investment process provides us with substantial market insight and valuable access to investment opportunities. This insight and judgment enables us to achieve favorable risk-adjusted rates of return on the capital we deploy.

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

Cost-effective and high quality infrastructure. We benefit from the existing infrastructure and administrative capabilities of BlackRock. BlackRock serves as our administrator and provides us with office space, equipment and office services. It oversees our financial records, assists in the preparation of reports to our stockholders and reports filed with the SEC, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. The BlackRock organization has over 20 years of experience managing closed-end investment products. Our relationship with BlackRock grants us access to BlackRock’s fund administration platform which we believe provides higher quality service and lower cost than traditionally available in the industry.

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

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a RIC for tax purposes, we are dependent on our ability to raise capital through the issuance of our common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to achieve pass-through tax treatment, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 200% in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have two dollars of assets. Our credit facility also requires that we maintain an asset coverage ratio of not less than 200%, among other things.

Portfolio composition

We have built an investment portfolio that includes senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private middle-market companies. We invest a range of $10 million to $50 million of capital, on average, per transaction, although the investment sizes may be more or less and are expected to grow with our capital availability. Although most of our investments are in senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private and certain public middle-market companies, we invest throughout the capital structure of these companies in other securities, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flows. While our focus is to generate current income through these investments, we also seek capital appreciation.

At December 31, 2009, our net portfolio of 57 portfolio companies was invested 59% in senior secured loans, 30% in unsecured or subordinated debt securities, 6% in senior secured notes, 5% in equity investments and less than 1% in cash and cash equivalents.

The industry composition of our portfolio at December 31, 2009 and 2008 was as follows:

	December 31,
Industry	2009	2008
Business Services	12.6%	8.9%
Healthcare	10.0	8.1
Other Services	9.4	9.6
Electronics	8.5	7.4
Manufacturing	7.6	7.8
Transportation	6.3	4.4
Consumer Products	6.0	10.0
Distribution	4.8	4.6
Financial Services	4.6	3.8
Retail	4.6	4.7
Chemicals	4.4	5.9
Metals	4.1	3.5
Beverage, Food and Tobacco	4.0	5.5
Utilities	3.6	3.9
Printing, Publishing and Media	3.2	5.0
Containers and Packaging	2.7	2.2
Entertainment and Leisure	2.6	3.5
Building and Real Estate	1.0	1.2

Total	100.0%	100.0%

The geographic composition of our portfolio at fair value at December 31, 2009 was United States 93.7%, Canada 6.3% and United Kingdom and other less than 0.1%, and at December 31, 2008 was United States 93.3%, Canada 5.0% and United Kingdom and other 1.7%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

The Advisor structures unsecured and subordinated debt securities and loans to have relatively high floating or fixed interest rates that provide us with current investment income. These debt securities and loans generally have terms of up to ten years. Such unsecured and subordinated debt securities and loans may have interest-only payments in the early years, with amortization of principal deferred to the later years of the loan. Also, some of these loans will be collateralized by a subordinate lien on some or all of the assets of the company.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.46 at December 31, 2009 and 1.45 at December 31, 2008. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Grade 1	$553,361,682	$626,372,188
Grade 2	224,552,728	245,441,091
Grade 3	51,207,962	11,051,924
Grade 4	21,528,959	49,252,535

Total investments including unearned income	850,651,331	932,117,738
Unearned income	(3,909,286)	(5,272,812)

Total investments	$846,742,045	$926,844,926

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

The investment committee

The Advisor’s investment committee is primarily responsible for approving our investments. The members of the investment committee are:

Committee Member	Affiliation	Title at Affiliated Entity
James R. Maher	BlackRock Kelso Capital Advisors LLC	Chairman and Chief Executive Officer

Michael B. Lazar	BlackRock Kelso Capital Advisors LLC	Chief Operating Officer

Laurence D. Fink	BlackRock, Inc.	Chairman and Chief Executive Officer

Robert S. Kapito	BlackRock, Inc.	President

Richard S. Davis	BlackRock, Inc.	Managing Director and Chief Operating Officer of Boston Office

Sacha M. Bacro	BlackRock, Inc.	Managing Director and Head of Capital Markets

Rick M. Rieder*	BlackRock, Inc.	Managing Director and Head of Corporate Credit

James Keenan*	BlackRock, Inc.	Managing Director and Head of Leveraged Finance

Leland T. Hart*	BlackRock, Inc.	Managing Director, Leveraged Finance

Frank T. Nickell	Kelso & Company, L.P.	President and Chief Executive Officer

Michael B. Goldberg	Kelso & Company, L.P.	Managing Director

Frank J. Loverro	Kelso & Company, L.P.	Managing Director

George E. Matelich	Kelso & Company, L.P.	Managing Director

*	Designee for formal appointment at next meeting of the investment committee.

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

For the years ended December 31, 2009, 2008 and 2007, the Advisor earned $18,498,189, $22,716,602 and $17,095,983, respectively, in base management fees, net of waiver provisions until June 30, 2007, under the management agreement. The 2007 amount would have been $19,152,889 without the fee waivers.

The management agreement provides that the Advisor or its affiliates may be entitled to an incentive fee (the “Incentive Fee”) under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to our stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to our stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to our net asset value and does not take into account changes in the market price of our common stock.

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

The hurdle rate for each quarterly portion of a measurement period is 2.0% multiplied by the net asset value of our common stock at the beginning of each calendar quarter during the measurement period calculated after giving effect to any distribution that occurred during the measurement period. A portion of the Incentive Fee is based on our income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

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

The portion of the Incentive Fee based on income for each period will equal 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equal 20% of the period’s income amount distributed or distributable to stockholders as described in clause (A) of the preceding paragraph. Thereafter, the portion of the Incentive Fee based on income for the period equals 20% of the period’s remaining excess income amount.

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each annual period, we paid or will pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

The portion of the Incentive Fee based on capital gains for each period will equal 50% of the period’s excess gain amount, until such payments equal 20% of the period’s capital gain amount distributed or distributable to our stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period equals an amount such that the portion of the Incentive Fee payments to the Advisor based on capital gains for the period equals 20% of the period’s remaining excess gain amount. The result of this formula is that, if the portion of the Incentive Fee based on income for the period exceeds the period’s hurdle, then the portion of the Incentive Fee based on capital gains will be capped at 20% of the capital gain amount.

In calculating whether the portion of the Incentive Fee based on capital gains is payable under the management agreement with respect to any period, we will account for our assets on a security-by-security basis. In addition, we use the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

For the years ended December 31, 2009, 2008 and 2007 the Advisor earned $16,818,602, zero and $9,412,097, respectively, in incentive fees from the Company.

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

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2009, 2008 and 2007, we incurred $1,466,563, $1,027,135 and $876,429, respectively, for costs and expenses reimbursable to the Advisor under the management agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. For the years ended December 31, 2009, 2008 and 2007, we reimbursed the Advisor $1,978,629, $1,691,420 and $1,475,237, respectively, for payments made on our behalf to third party providers of goods and services.

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

Administration agreement

We have entered into an administration agreement with the Administrator, a subsidiary of BlackRock, under which the Administrator provides administrative services to us. In payment for these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

For the years ended December 31, 2009, 2008 and 2007, we incurred $642,993, $847,387 and $947,028, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

Leverage

We maintain a multi-currency $545 million senior secured credit facility with a group of lenders, under which we had approximately $296 million of indebtedness outstanding at December 31, 2009. Availability under the facility, which we refer to as our Credit Facility, consists of $400 million in revolving loan commitments and $145 million in term loan commitments. The term loan commitments have been fully drawn and may not be reborrowed once repaid. The Credit Facility allows us to increase its size to $1.395 billion subject to certain conditions. The Credit Facility has a stated maturity date of December 6, 2010 and the interest rate applicable to borrowings thereunder is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. At December 31, 2009, we were in compliance with all financial and operational covenants required by the Credit Facility.

Staffing

Services necessary for our business are provided by individuals who are employees of the Advisor or the Administrator, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers is an employee of the Advisor or the Administrator. Our executive officers are also executive officers of the Advisor. Our day-to-day investment operations are managed by the Advisor. The Advisor currently has 14 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

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

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, before making a decision to purchase our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in the Company.

Risks related to our business

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States, which have had, and may in the future have, a negative impact on our business and operations.

The U.S. capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While these conditions appear to be improving, they could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At a special meeting of stockholders held on February 8, 2010, subject to certain determinations required to be made by our Board of Directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In addition, our ability to incur indebtedness (including by issued preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Moreover, recent market conditions have made, and may in the future make, it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Given the recent extreme volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. Recent significant changes in the capital markets affecting our ability to raise capital have affected the pace of our investment activity. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, has had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. As part of the valuation process, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, our principal market (as the reporting entity) and enterprise values. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Unprecedented declines in prices and liquidity in the corporate debt markets resulted in significant net unrealized depreciation in our portfolio in the past. The effect of all of these factors on our portfolio has reduced our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

As of December 31, 2009, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our Credit Facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.

If we are unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of the Advisor’s investment process and, in conjunction with the Administrator, its ability to provide competent, attentive and efficient services to us. Many of the members of the

Advisor’s investment committee have substantial responsibilities to other clients in addition to their activities on our behalf. The investment professionals dedicated primarily to us may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, insurance companies, high yield investors, hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

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

We are exposed to risks associated with changes in interest rates.

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

Our Credit Facility matures in December 2010 and any inability to renew, extend or replace our Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $545 million senior secured credit facility with a group of lenders, under which we had approximately $296 million of indebtedness outstanding at December 31, 2009. Availability under our Credit Facility consists of $400 million in revolving loan commitments and $145 million in term loan commitments. The interest rate applicable to borrowings under our Credit Facility is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Credit Facility has a stated maturity date of December 6, 2010. There can be no guarantee that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2009, which represented borrowings equal to 34% of our total assets. On such date, we also had $880 million in total assets; an average cost of funds of 1.49%; $296 million in debt outstanding; and $540 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2009 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 1.49% by the $296 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2009 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-17.1%	-9.0%	-0.8%	7.3%	15.5%

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

The Advisor, its officers and employees and its investment committee serve or may serve as officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or an investment manager affiliated with the Adviser. In any such case, if our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures.

We may not replicate the success of BlackRock or Kelso.

We are not managed by either BlackRock or Kelso. Our investment strategies differ from those of BlackRock, the Kelso Principals or their respective affiliates. We can provide no assurance that we will replicate the historical or future performance of BlackRock’s or Kelso’s investments and our investment returns may be substantially lower than the returns achieved by those firms. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock or Kelso. In addition, current market conditions and the current stage of the economic cycle present significant challenges to us that have not been present in the past. Accordingly, we can offer no assurance that the Advisor will be able to continue to implement our investment objective with the same degree of success as it has in the past or that shares of our common stock will trade at or above the current level.

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

Little public information exists about these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

Lower Credit Quality Obligations. Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The debt that we invest in typically is not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

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

The economy has recently been in the midst of a recession and in the difficult part of a credit cycle with growing industry defaults. Many of our portfolio companies may be materially and adversely affected by the credit cycle and, in turn, may be unable to satisfy their financial obligations (including their loans to us) over the coming months.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods if we are required to write down the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

Risks related to our operations as a BDC

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from knowingly participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At a special meeting of stockholders held on February 8, 2010, subject to certain Board of Director determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities. We may also make rights offerings to our stockholders. We will not offer transferable subscription rights to our stockholders at a price equivalent to less than the then current net asset value per share of our common stock, excluding underwriting commissions, unless we first file a post-effective amendment to our shelf registration statement that is declared effective by the SEC with respect to such issuance and the common stock to be purchased in connection with the rights represents no more than one-third of our outstanding common stock at the time such rights are issued. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

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

At a special meeting of stockholders held on February 8, 2010, our stockholders approved a proposal designed to allow us to access the capital markets in a way that we were previously unable to as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act. Specifically, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings would be subject to the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

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

Subject to certain conditions, for taxable years ending on or before December 31, 2011, we are permitted to make distributions to our stockholders in the form of shares of our common stock in lieu of cash distributions. We may elect to make such a distribution of our common stock at a time when the market price of our common stock is below net asset value per share, which would result in issuance of shares of our common stock at a price below net asset value per share.

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

Risks relating to an investment in our common stock

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. During much of 2009, the stocks of BDCs as an industry, including at times shares of our common stock, traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors.

The price of our common stock may fluctuate significantly.

As with any company, the price of our common stock will fluctuate with market conditions and other factors. The capital and credit markets have experienced a period of extreme volatility and disruption that began in 2007. The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

We may in the future choose to pay dividends in our own stock, in which case our shareholders may be required to pay tax in excess of the cash they receive, and which may adversely affect the market price of our common stock.

We may distribute taxable dividends that are payable in part in our stock. Under IRS Revenue Procedure 2010-12, which extended and modified Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009, 2010, and 2011 could be payable in our stock. The IRS has also issued (and where Revenue Procedure 2009-15 or 2010-12 is not currently applicable, the IRS continues to issue) private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of Revenue Procedures 2009-15 and 2010-12) if certain requirements are satisfied. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of its current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. Additionally, if we elect to make a distribution using shares of our common stock and/or if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, there may be downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be able to pay dividends in cash and our stock (whether pursuant to Revenue Procedure 2009-15 or 2010-12, a private letter ruling or otherwise).

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our amended and restated bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of NAV, and quarterly dividends per share for the years ended December 31, 2009 and 2008.

		Closing Sales Price
	NAV(1)	High	Low	Premium/ Discount of High Sales Price to NAV (2)	Premium/ Discount of Low Sales Price to NAV (2)	Declared Dividends
Year Ended December 31, 2009
First Quarter	$9.04	$10.98	$2.41	121%	27%	$0.16
Second Quarter	$9.24	$7.00	$4.24	76%	46%	$0.16
Third Quarter	$9.59	$8.91	$5.79	93%	60%	$0.16
Fourth Quarter	$9.55	$8.79	$7.23	92%	76%	$0.32
Year Ended December 31, 2008
First Quarter	$12.60	$15.19	$10.65	121%	85%	$0.43
Second Quarter	$12.31	$13.46	$9.26	109%	75%	$0.43
Third Quarter	$11.52	$11.89	$7.63	103%	66%	$0.43
Fourth Quarter	$9.23	$11.29	$6.44	122%	70%	$0.43

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the relevant quarter.
(2)	Calculated as of the respective high or low closing sales price divided by NAV.

Holders

At February 28, 2010, there were approximately 378 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

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

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2009, 2008 and 2007, dividends reinvested pursuant to our dividend reinvestment plan totaled $9,083,849, $28,689,391 and $72,929,900, respectively.

Under the terms of an amendment to our dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2009, reinvestment at such prices resulted in dilution of our net asset value of approximately $0.13 per share.

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

With respect to dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the years ended December 31, 2009, 2008 and 2007, these fees totaled zero, $2,571,938 and $6,507,209, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31, 2011) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index for the period June 27, 2007 (the date our common stock began to trade on The NASDAQ Global Select Market in connection with our initial public offering) through December 31, 2009. The graph assumes that, on June 27, 2007, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Financial Services Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The Statement of Operations Data, Per Share Data and Balance Sheet Data for each of the four years in the period ended December 31, 2009 and for the period July 25, 2005 (inception of operations) to December 31, 2005 are derived from our financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Total Investment Income	$124,884	$143,196	$127,776	$53,892	$10,005
Net Expenses (including taxes):
Before Base Management Fee Waiver	48,831	48,093	53,987	18,314	6,137
After Base Management Fee Waiver(1)	48,831	48,093	51,930	14,000	3,802
Net Investment Income	76,053	95,103	75,846	39,892	6,203
Net Realized and Unrealized Gain (Loss)	(8,813)	(245,610)	(59,626)	1,662	241
Net Increase (Decrease) in Net Assets Resulting from Operations	67,240	(150,507)	16,219	41,555	6,444
Per Share Data:
Net Asset Value Per Common Share at Period End	$9.55	$9.23	$13.78	$14.93	$14.95
Market Price at Period End(2)	8.52	9.86	15.28	—	—
Net Investment Income	1.36	1.76	1.66	1.09	0.17
Net Realized and Unrealized Gain (Loss)	(0.16)	(4.54)	(1.31)	0.04	0.01
Net Increase (Decrease) in Net Assets Resulting from Operations	1.20	(2.78)	0.35	1.13	0.18
Dividends Declared	0.80	1.72	1.69	1.15	0.20
Balance Sheet Data at Period End:
Total Assets	$879,526	$966,192	$1,121,942	$766,259	$542,226
Borrowings Outstanding	296,000	426,000	381,300	164,000	—
Total Net Assets	539,563	510,296	728,192	561,800	528,705
Other Data:
Total Return(3)	(5.9)%	(23.9)%	3.4%	7.8%	1.0%
Number of Portfolio Companies at Period End	57	63	60	49	26
Value of Long-Term Investments at Period End	$846,742	$926,845	$1,098,261	$754,168	$136,913
Yield on Long-Term Investments at Period End(4)	11.2%	11.0%	12.4%	12.5%	10.7%

*	Inception of operations.
(1)	The base management fee waiver commenced on July 25, 2005 and terminated on June 30, 2007.
(2)	Our common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(3)	For the years ended December 31, 2009 and 2008, total return is based on the change in market price during the respective years. For the periods prior to December 31, 2008, total return is based on the change in net asset value per common share during the respective periods. The total return for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during such period was 1.2%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(4)	Yield on long-term investments at period end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at period end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

Selected quarterly data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic and Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2009	$30,274	$4,985	$11,355	$16,339	$0.29	$9.55
September 30, 2009	29,359	21,782	9,364	31,146	0.55	9.59
June 30, 2009	33,440	25,535	(1,714)	23,822	0.43	9.24
March 31, 2009	31,811	23,751	(27,818)	(4,067)	(0.07)	9.04

December 31, 2008	$35,181	$23,043	$(127,143)	$(104,099)	$(1.88)	$9.23
September 30, 2008	37,446	25,582	(44,375)	(18,793)	(0.34)	11.52
June 30, 2008	34,874	23,264	(11,404)	11,859	0.22	12.31
March 31, 2008	35,695	23,214	(62,688)	(39,474)	(0.75)	12.60

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to factors previously disclosed in our SEC reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

Business environment

The current economic conditions generally and the disruptions in the capital markets in particular have decreased liquidity and increased our cost of raising capital, where available. The longer these conditions persist, the greater the probability that these factors could increase our cost and significantly limit our access to debt and equity capital and thus have an adverse effect on our operations and financial results. Many of the companies in which we have made or will make investments may also be susceptible to the adverse economic environment which may affect the ability of one or more of our portfolio companies to repay our loans or engage in a liquidity event, such as a sale, recapitalization or initial public offering. The recession could also disproportionately impact some of the industries in which we invest, causing us to be more vulnerable to losses in our portfolio. Therefore, the number of our non-performing assets may increase and the value of our portfolio may decrease during these periods. The economic downturn has affected the availability of credit generally and may prevent us from replacing or renewing our credit facility on reasonable terms, if at all.

Challenges in the current market are intensified for us by certain regulatory limitations under the Code and the 1940 Act, as well as contractual restrictions under the agreement governing our credit facility that further constrain our ability to access the capital markets. To maintain our qualification as a RIC, we must satisfy, among other requirements, an annual distribution requirement to pay out at least 90% of our ordinary income and short-term capital gains to our stockholders. Because we are required to distribute our income in this manner, and because the illiquidity of many of our investments makes it difficult for us to finance new investments through the sale of current investments, our ability to make new investments is highly dependent upon external financing. Our external financing sources include the issuance of equity securities, debt securities or other leverage such as borrowings under our credit facility. Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have a 200% asset coverage ratio, meaning generally that for every dollar of debt, we must have two dollars of assets.

Recent market conditions have also affected the trading price of our common stock and thus our ability to finance new investments through the issuance of equity. Our common stock has traded above and below our net asset value per share. When our stock is trading below net asset value, our ability to issue equity is constrained by provisions of the 1940 Act which generally prohibit us from the issuance and sale of our common stock below net asset value per share without stockholder approval. At a special meeting of stockholders held on February 8, 2010, our stockholders provided such approval, subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

The economic downturn may also continue to decrease the value of collateral securing some of our loans, as well as the value of our investments, which may impact our ability to borrow under our credit facility. Additionally, our credit facility contains covenants regarding the maintenance of certain minimum asset coverage and net worth requirements which are affected by decreases in the value of our portfolio. Failure to meet these requirements would result in a default which, if we are unable to obtain a waiver from our lenders, could result in the acceleration of our repayment obligations under the credit facility.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies and companies whose securities are not listed on a national securities exchange, as well as certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

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

Through June 30, 2007, the Advisor agreed to waive certain portions of the base management fee the Advisor would otherwise have been entitled to receive from us. All of the fee waivers terminated on that date.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to the financial statements. See Note 2 to the financial statements for a description of recently issued accounting pronouncements.

Valuation of portfolio investments

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. We generally obtain market quotations from an independent pricing service or one or more broker-dealers or market makers and utilize mid-market pricing as a practical expedient for fair value. However, debt investments with remaining maturities within 60 days are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Because we expect that there will not be a readily available market value for substantially all of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Advisor believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where markets quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Effective January 1, 2008, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The adoption of these changes did not have a material impact on the Company’s financial statements. ASC 820-10 defines fair value as the price that a company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

In addition to using the above inputs in investment valuations, we continue to employ the valuation policy approved by our Board of Directors that is described above and is consistent with ASC 820-10. Consistent with this valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

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

With respect to the dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and, accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the years ended December 31, 2009, 2008 and 2007, these fees totaled zero, $2,571,938 and $6,507,209, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Federal income taxes

We have elected to be taxed as a RIC under Subchapter M of the Code and currently qualify, and intend to continue to qualify each year, as a RIC under the Code. In order to qualify as a RIC, we are required to distribute annually at least 90% of investment company taxable income, as defined by the Code, to our stockholders. To avoid federal excise taxes, we must distribute annually at least 98% of our income from the current year (both ordinary income and net capital gains) and any undistributed ordinary income and net capital gains from the preceding years. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to our stockholders. We will accrue excise tax on estimated excess taxable income as required. For the years ended December 31, 2009, 2008 and 2007, we recorded a provision for federal excise taxes of $1,012,791, $436,733 and $24,035, respectively.

Portfolio and investment activity

During the year ended December 31, 2009, we invested approximately $46.8 million across existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($9.3 million, or 20% of the total) or second liens ($8.4 million, or 18%), unsecured or subordinated debt securities ($25.8 million, or 55%), senior secured notes ($0.6 million, or 1%) and equity securities ($2.7 million, or 6%). Additionally, we received proceeds from sales/repayments of investment principal of approximately $128.2 million during the year ended December 31, 2009.

At December 31, 2009, our net portfolio of $853 million (at fair value) consisted of 57 portfolio companies and was invested 59% in senior secured loans, 30% in unsecured or subordinated debt securities, 6% in senior secured notes, 5% in equity investments and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $18.5 million. Our largest portfolio company investment by value was approximately $56.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2009. At December 31, 2008, our net portfolio of $943 million (at fair value) consisted of 63 portfolio companies and was invested 61% in senior secured loans, 28% in unsecured or subordinated debt securities, 6% in senior secured notes, 3% in equity investments and 2% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.6 million at December 31, 2008. Our largest portfolio company investment by value was approximately $41.4 million and our five largest portfolio company investments by value comprised approximately 19% of our portfolio at December 31, 2008.

The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.2% at December 31, 2009 and 11.0% at December 31, 2008. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 9.4% and 14.2%, respectively, at December 31, 2009, versus 10.2% and 12.2%, respectively, at December 31, 2008. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At December 31, 2009, 41% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 59% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 5% at December 31, 2009. At December 31, 2008, 47% of our debt investments bore interest based on floating rates and 53% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 8% at December 31, 2008.

Results of operations

Results comparisons are for the years ended December 31, 2009, 2008 and 2007.

Investment income

Investment income totaled $124,884,057, $143,195,713 and $127,776,128, respectively, for the years ended December 31, 2009, 2008 and 2007, of which $68,096,154, $86,676,943 and $88,316,906 were attributable to interest and fees on senior secured loans, $54,112,822, $52,957,970 and $36,638,953 to interest earned on other debt securities, $2,590,001, $3,022,861 and $2,132,403 to dividends from preferred equity securities, $11,509, $321,162 and $332,171 to interest earned on short-term investments and cash equivalents, and $73,571, $216,777 and $355,695 to other income, respectively. The decrease in investment income compared to the prior year primarily reflects a reduction in the size of our portfolio due to sales and repayments, as wells as the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Total investments at their current cost and borrowings were $1,054,820,003 and $296,000,000 at December 31, 2009, compared to $1,235,831,711 and $426,000,000 at December 31, 2008 and $1,155,374,740 and $381,300,000 at December 31, 2007, respectively. Three-month LIBOR averaged 0.69% during the year ended December 31, 2009, compared to 2.93% and 5.30% during the years ended December 31, 2008 and 2007, respectively.

Expenses

Net expenses including taxes for the years ended December 31, 2009, 2008 and 2007 were $48,831,287, $48,092,724 and $51,930,356, respectively, which consisted of $18,498,189, $22,716,602 and $17,095,983 in base management fees (net of base management fee waivers of $2,056,906 for 2007), $16,818,602, zero and $9,412,097 in incentive management fees owed to the Advisor, $6,416,888, $18,667,097 and $20,272,906 in interest expense and fees related to the Credit Facility, $1,466,563, $1,027,135 and $876,429 in Advisor expenses, $1,126,665, $1,775,146 and $1,249,491 in professional fees, $807,837, $1,037,712 and $1,144,394 in administrative services, $683,552, $654,460 and $387,706 in amortization of debt issuance costs, $569,201, $535,420 and $341,016 in insurance expenses, $360,095, $286,834 and $399,385 in director fees and $1,070,904, $955,585 and $726,914 in other expenses, respectively. Excise tax expense was $1,012,791, $436,733 and $24,035 for the years ended December 31, 2009, 2008 and 2007, respectively. Incentive management fees were incurred for the first time since 2007, due to continued strong investment earnings, without the substantial net capital depreciation that had occurred in the prior years. The decrease in interest expense and fees related to the credit facility is mainly a result of reduced borrowing levels and lower prevailing levels of LIBOR. The decrease in base management fees reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). Other general and administrative expenses were generally lower due to the reduced level of new investment originations. Excise taxes increased in 2009 due to our conservative approach to dividends during the first three quarters of 2009 in response to the dislocations in the financial markets. In 2010, we expect to pay out as dividends to stockholders taxable income carried forward from 2009 of approximately $26 million, or $0.46 per share.

Net investment income

Net investment income was $76,052,770, $95,102,989 and $75,845,772 respectively, for the years ended December 31, 2009, 2008 and 2007. The 2007 amount would have been $73,788,866 without base management fee waivers.

Net realized gain or loss

Net realized loss of $(110,238,068) for the year ended December 31, 2009 was the result of $(106,531,541) in net losses realized from the disposition or restructuring of our investments and $(3,706,527) in net losses realized on foreign currency transactions. For the year ended December 31, 2008, net realized gain was $6,127,856 as a result of $258,257 in net gains realized from the disposition of investments offset by $5,869,599 in net gains realized on foreign currency transactions. For the year ended December 31, 2007 net realized loss was $(645,793) as a result of $1,623,116 in net gains realized from the disposition of investments offset by $(2,268,909) in net losses realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the years ended December 31, 2009, 2008 and 2007, the change in net unrealized appreciation or depreciation was a decrease (increase) in net unrealized depreciation of $101,425,021, $(251,738,227) and $(58,980,614), respectively. The decrease in net unrealized depreciation for the year ended December 31, 2009 was comprised of a decrease in net unrealized depreciation on investments of $100,908,828 and an increase in net unrealized appreciation on foreign currency translation of $516,193. The increase in net unrealized depreciation for the year ended December 31, 2008 was comprised of an increase in net unrealized depreciation on investments of $(251,872,831) and an increase in net unrealized appreciation on foreign currency translation of $134,604. The increase in net unrealized depreciation for the year ended December 31, 2007 was comprised of an increase in net unrealized depreciation on investments of $(59,000,295) and an increase in net unrealized appreciation on foreign currency translation of $19,681. The decrease in net unrealized depreciation on investments for the year ended December 31, 2009 includes $105,942,810 relating to reversals of prior years’ net unrealized depreciation as a result of investment restructurings and dispositions. The decrease in net unrealized depreciation during 2009 was primarily a result of the reversals described above and improved capital market conditions. The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations was an increase of $67,239,723 for the year ended December 31, 2009 and a (decrease) increase of $(150,507,382) and $16,219,365 for the years ended December 31, 2008 and 2007, respectively. The increase during 2009 primarily reflects the decrease in net unrealized depreciation on investments.

Financial condition, liquidity and capital resources

During the year ended December 31, 2009, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities during the year ended December 31, 2009 was $159,382,074. Our primary sources of cash from operating activities during 2009 consisted of a net increase in net assets from operations of $67,239,723 and sales of investments (net of purchases) of $81,466,739.

We used $169,363,563 for financing activities during the year ended December 31, 2009, consisting primarily of $37,128,672 of dividend distributions, $130,000,000 of net repayments under our Credit Facility and $2,234,891 of treasury stock purchases.

On December 28, 2007, we amended and restated our senior secured, multi-currency Credit Facility to provide us with $600,000,000 in total availability, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total availability and revolving loan commitments reverted to $545,000,000 and $400,000,000, respectively, on April 14, 2008. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans have been fully drawn and mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At December 31, 2009, we had $296,000,000 drawn and outstanding under the Credit Facility, with $249,000,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. At December 31, 2009, we were in compliance with all financial and operational covenants required by the Credit Facility.

Our Credit Facility has a stated maturity date of December 6, 2010. We expect to be able to renew and extend the Credit Facility prior to that date, although we anticipate having to pay higher interest rates than we paid previously. If we are unable to renew, extend or replace the Credit Facility upon its maturity, we expect to have sufficient funds to repay the outstanding balance in full from our net investment income and sales of, and repayments of principal from, our portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. Our ability to consummate debt and equity capital raises will be constrained by economic conditions affecting the credit markets. Although we anticipate being able to repay the outstanding balance under the Credit Facility when due, there can be no assurance that we will be able to do so, which could lead to an event of default. See “Risk Factors.”

At December 31, 2009, we had $5,807,901 in cash and cash equivalents.

The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, repayment of indebtedness and other general corporate purposes.

On October 23, 2008, our Form N-2 shelf registration statement was declared effective by the SEC. The shelf registration permits us to offer, from time to time, up to $1 billion of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities, and subscription rights. As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On February 8, 2010, subject to certain Board of Director determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which our common stock would be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such common stock. Any sale of our common stock at a price below NAV would have a dilutive effect on our NAV.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at December 31, 2009 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$296	$296	$—	$—	$—

(1)	At December 31, 2009, $249 million remained unused under our Credit Facility.

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

Off-balance sheet financing

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments under such guarantees was $6,000,000 at December 31, 2009 with an expiration of December 2011. There were no guarantees outstanding at December 31, 2008. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments.

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

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2009, 2008 and 2007, dividends reinvested pursuant to our dividend reinvestment plan totaled $9,083,849, $28,689,391 and $72,929,900, respectively.

Under the terms of an amendment to our dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the dividend payment date. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2009, reinvestment at such prices resulted in dilution of our net asset value of approximately $0.13 per share.

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

With respect to dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the years ended December 31, 2009, 2008 and 2007, these fees totaled zero, $2,571,938 and $6,507,209, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31, 2011) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Recent developments

On February 8, 2010, subject to certain Board of Director determinations, our stockholders approved the ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which our common stock would be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of our common stock.

On March 3, 2010, our Board of Directors declared a dividend of $0.32 per share, payable on April 5, 2010 to stockholders of record at the close of business on March 22, 2010.

Through March 11, 2010, sales and repayments of principal in our investment portfolio have totaled $79 million since year-end and borrowings under our credit facility are $251 million as of that date.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2009, 41% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2009, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2009 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $10,400,000, or $0.18 per share, in the value of our net assets at December 31, 2009 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $10,600,000, or $0.19 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the years ended December 31, 2009, 2008 and 2007, we did not engage in any interest rate hedging activity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2009, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The Company’s internal control over financial reporting as of December 31, 2009 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is set forth on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the internal control over financial reporting of BlackRock Kelso Capital Corporation (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), financial statements and financial highlights as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 12, 2010

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2010 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See the Index to Financial Statements on page F-1.

(2)	Financial Statement Schedules – None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits – Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Kelso Capital Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Credit Agreement, dated as of December 28, 2007, between the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (7)

14.1*	Code of Ethics of the Registrant

14.2	Code of Ethics and Business Conduct of the Registrant (8)

14.3	Code of Ethics of the Advisor (5)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of March 28, 2007.
(3)	Filed with the Registrant’s Form 8-K dated as of November 9, 2009.
(4)	Previously filed with the Registrant’s Registration Statement on Form N-2 (Commission File No. 333-141090), as amended, originally filed on March 6, 2007.
(5)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of January 2, 2008.
(8)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying statements of assets and liabilities of BlackRock Kelso Capital Corporation (the “Company”), including the schedules of investments, as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets, and cash flows for each of the three years ended December 31, 2009 and the financial highlights for each of the four years ended December 31, 2009 and for the period from July 25, 2005 (inception) through December 31, 2005. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2009 and 2008, by correspondence with the custodian, loan agent or borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of BlackRock Kelso Capital Corporation as of December 31, 2009 and 2008, and the results of its operations, changes in net assets, and its cash flows for each of the three years ended December 31, 2009 and the financial highlights for each of the four years ended December 31, 2009 and for the period from July 25, 2005 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 12, 2010

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	December 31, 2009	December 31, 2008

Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $963,463,604 and $1,115,354,825)	$810,035,780	$875,633,291
Non-controlled, affiliated investments (amortized cost of $63,942,195 and $64,268,941)	26,793,989	40,015,080
Controlled investments (amortized cost of $27,414,204 and $56,207,945)	9,912,276	11,196,555

Total investments at fair value (amortized cost of $1,054,820,003 and $1,235,831,711)	846,742,045	926,844,926
Cash and cash equivalents	5,048,136	15,024,972
Cash denominated in foreign currencies (cost of $759,760 and $764,413)	759,765	761,299
Unrealized appreciation on forward foreign currency contracts	203,998	717,972
Interest receivable	18,441,527	16,300,537
Dividends receivable	6,620,903	4,161,246
Prepaid expenses and other assets	1,710,105	2,380,988

Total Assets	$879,526,479	$966,191,940

Liabilities:
Payable for investments purchased	$557,483	$1,005,101
Unrealized depreciation on forward foreign currency contracts	—	1,054,165
Credit facility payable	296,000,000	426,000,000
Interest payable on credit facility	959,458	835,491
Dividend distributions payable	18,072,063	19,463,166
Base management fees payable	4,547,129	5,725,029
Incentive management fees payable	16,818,602	—
Accrued administrative services	201,728	170,445
Other accrued expenses and payables	2,807,254	1,643,042

Total Liabilities	339,963,717	455,896,439

Net Assets:
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 57,436,875 and 55,670,594 issued and 56,475,196 and 55,292,487 outstanding	57,437	55,671
Paid-in capital in excess of par	826,617,395	818,627,914
Undistributed net investment income	19,463,949	3,855,016
Accumulated net realized gain (loss)	(93,279,572)	243,475
Net unrealized depreciation	(207,870,547)	(309,295,567)
Treasury stock at cost, 961,679 and 378,107 shares held	(5,425,900)	(3,191,008)

Total Net Assets	539,562,762	510,295,501

Total Liabilities and Net Assets	$879,526,479	$966,191,940

Net Asset Value Per Share	$9.55	$9.23

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Investment Income:
From non-controlled, non-affiliated investments:
Interest	$119,051,462	$134,491,870	$118,219,979
Dividends	1,479,116	1,760,131	940,969
Other income	23,571	166,777	55,695
From non-controlled, affiliated investments:
Interest	2,255,171	4,246,547	3,259,182
Dividends	1,110,885	1,262,730	1,191,434
Other income	—	50,000	300,000
From controlled investments:
Interest	913,852	1,217,658	3,808,869
Other income	50,000	—	—

Total investment income	124,884,057	143,195,713	127,776,128

Expenses:
Base management fees	18,498,189	22,716,602	19,152,889
Incentive management fees	16,818,602	—	9,412,097
Interest and credit facility fees	6,416,888	18,667,097	20,272,906
Investment advisor expenses	1,466,563	1,027,135	876,429
Professional fees	1,126,665	1,775,146	1,249,491
Administrative services	807,837	1,037,712	1,144,394
Amortization of debt issuance costs	683,552	654,460	387,706
Insurance	569,201	535,420	341,016
Director fees	360,095	286,834	399,385
Other	1,070,904	955,585	726,914

Expenses before management fee waiver	47,818,496	47,655,991	53,963,227
Base management fee waiver	—	—	(2,056,906)

Net expenses	47,818,496	47,655,991	51,906,321

Net investment income before excise taxes	77,065,561	95,539,722	75,869,807
Excise tax expense	(1,012,791)	(436,733)	(24,035)

Net Investment Income	76,052,770	95,102,989	75,845,772

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(63,987,289)	145,474	1,516,109
Non-controlled, affiliated investments	12,240	112,783	107,007
Controlled investments	(42,556,492)	—	—
Foreign currency	(3,706,527)	5,869,599	(2,268,909)

Net realized gain (loss)	(110,238,068)	6,127,856	(645,793)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	86,293,709	(208,150,014)	(33,457,861)
Non-controlled, affiliated investments	(22,969,287)	(22,758,886)	(1,494,975)
Controlled investments	37,584,406	(20,963,931)	(24,047,459)
Foreign currency translation	516,193	134,604	19,681

Net change in unrealized appreciation or depreciation	101,425,021	(251,738,227)	(58,980,614)

Net realized and unrealized gain (loss)	(8,813,047)	(245,610,371)	(59,626,407)

Net Increase (Decrease) in Net Assets Resulting from Operations	$67,239,723	$(150,507,382)	$16,219,365

Net Investment Income Per Share	$1.36	$1.76	$1.66

Earnings (Loss) Per Share	$1.20	$(2.78)	$0.35

Basic and Diluted Weighted-Average Shares Outstanding	55,923,757	54,043,069	45,714,141
Dividends Declared Per Share	$0.80	$1.72	$1.69

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$76,052,770	$95,102,989	$75,845,772
Net realized gain (loss)	(110,238,068)	6,127,856	(645,793)
Net change in unrealized appreciation or depreciation	101,425,021	(251,738,227)	(58,980,614)

Net increase (decrease) in net assets resulting from operations	67,239,723	(150,507,382)	16,219,365

Dividend Distributions to Stockholders from:
Net investment income	(44,582,894)	(92,157,734)	(76,491,196)
Net realized gains	(238,525)	(729,635)	(519,782)

Total dividend distributions	(44,821,419)	(92,887,369)	(77,010,978)

Capital Share Transactions:
Proceeds from shares sold	—	—	164,143,683
Less offering costs	—	—	(9,890,023)
Reinvestment of dividends	9,083,849	28,689,391	72,929,900
Purchases of treasury stock	(2,234,892)	(3,191,008)	—

Net increase in net assets resulting from capital share transactions	6,848,957	25,498,383	227,183,560

Total Increase (Decrease) in Net Assets	29,267,261	(217,896,368)	166,391,947
Net assets at beginning of year	510,295,501	728,191,869	561,799,922

Net assets at end of year	$539,562,762	$510,295,501	$728,191,869

Capital Share Activity:
Shares issued from subscriptions	—	—	10,273,904
Shares issued from reinvestment of dividends	1,766,281	2,845,485	4,923,800
Purchases of treasury stock	(583,572)	(378,107)	—

Total increase in shares	1,182,709	2,467,378	15,197,704

Undistributed (distributions in excess of) net investment income at end of year	$19,463,949	$3,855,016	$(5,411,353)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007

Operating Activities:
Net increase (decrease) in net assets resulting from operations	$67,239,723	$(150,507,382)	$16,219,365
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(46,757,709)	(197,266,147)	(711,280,828)
Sales (purchases) of foreign currency—net	(5,182,402)	5,942,467	(1,390,874)
Proceeds from sales/repayments of long-term investments	128,224,448	120,312,897	310,435,608
Net change in unrealized depreciation on investments	(100,908,828)	251,872,831	59,000,295
Net change in unrealized appreciation on foreign currency translations	(516,193)	(134,604)	(19,681)
Net realized loss (gain) on investments	106,531,541	(258,257)	(1,623,116)
Net realized loss (gain) on foreign currency	3,706,527	(5,869,599)	2,268,909
Amortization of premium/discount—net	(5,537,815)	(3,275,791)	(1,500,246)
Amortization of debt issuance costs	683,552	654,460	387,706
Increase in interest receivable	(2,140,990)	(2,040,271)	(6,500,802)
Increase in dividends receivable	(2,459,657)	(2,364,631)	(1,753,345)
Increase in prepaid expenses and other assets	(12,669)	(614,883)	(331,980)
Increase (decrease) in payable for investments purchased	(447,618)	1,005,101	(16,260,000)
Increase (decrease) in interest payable on credit facility	123,967	(672,786)	1,355,484
Increase (decrease) in base management fees payable	(1,177,900)	118,816	3,449,131
Increase (decrease) in incentive management fees payable	16,818,602	—	(4,443,298)
Increase (decrease) in accrued administrative services payable	31,283	(190,673)	(5,236)
Increase in other accrued expenses and payables	1,164,212	551,889	289,932

Net cash provided by (used in) operating activities	159,382,074	17,263,437	(351,702,976)

Financing Activities:
Net proceeds from issuance of common stock	—	—	154,253,660
Dividend distributions paid	(37,128,672)	(48,045,418)	(16,573,982)
Borrowings under credit facility	72,400,000	202,700,000	1,459,103,995
Repayments under credit facility	(202,400,000)	(158,000,000)	(1,241,803,995)
Increase in deferred debt issuance costs	—	(25,612)	(1,344,843)
Purchases of treasury stock	(2,234,891)	(3,191,008)	—

Net cash provided by (used in) financing activities	(169,363,563)	(6,562,038)	353,634,835

Effect of exchange rate changes on cash and cash equivalents	3,119	(3,687)	(6,088)

Net increase (decrease) in cash	(9,978,370)	10,697,712	1,925,771
Cash and cash equivalents, beginning of year	15,786,271	5,088,559	3,162,788

Cash and cash equivalents, end of year	$5,807,901	$15,786,271	$5,088,559

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$5,967,197	$19,093,363	$18,676,650
Taxes	$515,351	$132,484	$85,190
Dividend distributions reinvested	$9,083,849	$28,689,391	$72,929,990

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—9.0%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000	$23,131,937	$19,740,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	31,503,017	31,503,017	28,667,746

Total Senior Secured Notes			54,634,954	48,407,746

Unsecured Debt—23.5%
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	57,401,749	57,401,749	56,138,911
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	42,889,344	42,889,344	14,024,815
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	52,253,576	52,253,576	51,365,265
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(d)	Financial Services	11,279,758	11,279,758	3,508,005
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(d)	Financial Services	7,791,207	7,483,674	1,947,802

Total Unsecured Debt			171,308,101	126,984,798

Subordinated Debt—24.7%
A & A Manufacturing Co., Inc., 16.00% (14.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,542,243	19,542,243	14,871,647
Conney Safety Products, LLC, 18.00% (16.00% cash, 2.00% PIK), 10/1/14	Safety Products	30,300,750	30,300,750	25,452,630
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000	25,000,000	25,950,000
Mattress Giant Corporation, 11.00% PIK, 12/31/12(e)	Bedding—Retail	5,744,147	2,521,202	3,521,162
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(d)	Information Services	8,000,000	8,058,173	6,728,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,366,867	15,643,470
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,923,000	5,100,000
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	10,834,674	10,834,674	10,607,146
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667	15,021,667	15,322,100
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(d)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 12.50% (10.00% cash, 2.50% PIK), 2/5/15	Waste Management Equipment	7,947,596	7,947,596	3,035,981

Total Subordinated Debt			146,516,172	133,232,136

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value(c)
Senior Secured Loans—93.3%(f)
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	$3,964,202		$2,669,800	$2,055,532
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(g)	Metals	150,000		147,418	150,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/Plumbing Services	41,215,100		41,215,100	40,102,293
American Safety Razor Company, LLC, Second Lien, 6.51% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	9,090,000
American SportWorks LLC, Second Lien, 20.00%, 6/27/14(g)(h)	Utility Vehicles	13,403,274		13,403,274	3,262,261
AmQuip Crane Rental LLC, Second Lien, 6.01% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,089,541		22,267,464	22,403,273
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10(h)	Plastic Packaging	731,669		730,747	275,359
Arclin US Holdings Inc., First Lien, 7.00% (Base Rate + 3.75%), 7/10/14(h)	Chemicals	6,423,655		3,357,410	5,607,851
Arclin US Holdings Inc., Second Lien, 10.75% (Base Rate + 7.50%), 7/10/15(h)	Chemicals	14,500,000		14,500,000	3,335,290
Bankruptcy Management Solutions, Inc., Second Lien, 6.48% (LIBOR + 6.25%), 7/31/13	Financial Services	24,187,500		24,187,500	17,802,000
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 14.50% (13.50% cash, 1.00% PIK), 6/29/12(i)	Discount Stores	13,602,460	(j)	13,211,257	12,975,113
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 14.50% (13.50% cash, 1.00% PIK), 7/1/12(i)	Discount Stores	18,697,540	(j)	17,511,078	17,835,208
Berlin Packaging L.L.C., Second Lien, 6.76% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,492,840	22,680,000
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	30,000,000		30,000,000	30,210,000
Custom Direct, Inc. et al., Second Lien, 6.31% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	7,990,000
Deluxe Entertainment Services Group Inc., Second Lien, 11.00% (LIBOR + 9.00%), 11/11/13	Entertainment	12,000,000		12,000,000	11,148,000
Electrical Components International, Inc., First Lien, 9.25% (Base Rate + 6.00%), 5/1/14	Electronics	2,974,210		2,052,126	2,562,460
Electrical Components International, Inc., Second Lien, 11.50% (Base Rate + 8.25%), 5/1/14(h)	Electronics	26,000,000		22,891,103	8,874,840
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,217,840		3,217,840	2,622,540
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	34,321,490		34,321,490	10,000,012
Facet Technologies, LLC, Guaranty(k)	Medical Devices	—		—	(225,000)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)	Personal Fitness	$7,022,559	$7,022,559	$5,807,656
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,325,862	3,324,445	3,026,535
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,258,858	2,258,680	1,951,653
HIT Entertainment, Inc., Second Lien, 5.78% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	550,000
InterMedia Outdoor, Inc., Second Lien, 7.00% (LIBOR + 6.75%), 1/31/14	Printing/Publishing	10,000,000	10,000,000	8,520,000
Isola USA Corp., First Lien, 13.00% (Base Rate + 9.75%), 12/18/12	Electronics	10,901,316	10,002,294	10,138,224
Isola USA Corp., Second Lien, 17.75% (Base Rate + 14.50%), 12/18/13	Electronics	25,000,000	25,000,000	22,050,000
LJVH Holdings Inc., Second Lien, 5.75% (LIBOR + 5.50%), 1/19/15(i)	Specialty Coffee	25,000,000	25,000,000	22,700,000
MCCI Group Holdings, LLC, Second Lien, 7.51% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,961,307	28,710,000
Navilyst Medical, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,802,935	14,700,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,752,695	35,000,000
Oriental Trading Company, Inc., Second Lien, 6.24% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	802,500
Penton Media, Inc. et al., Second Lien, 5.28% (LIBOR + 5.00%), 2/1/14(e)	Information Services	26,000,000	25,680,299	4,290,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	15,759,000
PQ Corporation, Second Lien, 6.74% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,970,517	8,520,000
Premier Yachts, Inc. et al., Term A, First Lien, 3.98% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	5,973,418	5,960,283	5,973,418
Premier Yachts, Inc. et al., Term B, First Lien, 7.23% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,265,983	1,263,002	1,265,983
Sunrise Medical LTC LLC et al., Second Lien, 6.74% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,097,600
Total Safety U.S., Inc., Second Lien, 6.74% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,514,000
United Subcontractors, Inc., First Lien, 1.76% (LIBOR + 1.50%), 6/30/15(e)	Building and Construction	1,626,814	1,617,669	1,447,864
Water Pik, Inc., Second Lien, 5.73% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 6.54% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	17,000,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Wembley, Inc., Second Lien, 8.50% (Base Rate + 5.25%), 8/22/12(h)	Gaming	$1,000,000	$1,000,000	$67,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.25% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	4,719,650
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.25% (LIBOR + 7.00%), 3/30/11(h)	Restaurants	8,334,656	8,334,656	6,784,379

Total Senior Secured Loans			616,377,788	503,152,994

Preferred Stock—1.1%
Alpha Media Group Holdings Inc., Series A-2(l)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(h)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	11,343,804	6,500,000	779,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(e)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			12,590,382	5,896,040

Common Stock—3.5%(l)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
BKC ARS Blocker, Inc. (American Residential)(m)	HVAC/ Plumbing Services	1,000	192,418	1,610,000
BKC ASW Blocker, Inc. (American SportWorks)(g)(n)	Utility Vehicles	1,000	250,001	163,289
BKC DVSH Blocker, Inc. (DynaVox Systems)(o)	Augmentative Communication Products	100	1,000,000	2,560,000
BKC MTCH Blocker, Inc. (Marquette Transportation)(p)	Transportation	1,000	5,000,000	2,635,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(g)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc.(e)	Building and Construction	79,237	6,926,008	6,902,053

Total Common Stock			20,872,742	18,870,342

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Limited Partnership/Limited Liability Company Interests—2.4%
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	$5,333,333	$—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(d)(h)	Financial Services	1,750	1,650,005	—
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	346,654
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	250,000
Prism Business Media Holdings LLC (Penton Media)(e)(l)	Information Services	68	14,943,201	515,870
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	479
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	4,198,939
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,167,857

Total Limited Partnership/Limited Liability Company Interests			35,375,700	13,082,528

Equity Warrants/Options—0.2%(l)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	770,160
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	136,373
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	75,141
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	43,073
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—

Total Equity Warrants/Options			1,053,450	1,024,747

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,058,729,289	850,651,331
UNEARNED INCOME—(0.7)%			(3,909,286)	(3,909,286)

TOTAL INVESTMENTS—156.9%			$1,054,820,003	846,742,045

OTHER ASSETS & LIABILITIES (NET)—(56.9)%				(307,179,283)

NET ASSETS—100.0%				$539,562,762

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.6% of net assets at December 31, 2009.
(e)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$5,716,023	$—	$(3,572,448)	$(2,143,575)	$—	†	$—	$27,617	$—
BKC ASW Blocker, Inc.
Common Stock	16,399	—	(5,883)	(10,516)	—	†	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,537,280	—	(408,000)	(12,240)	5,117,040		12,240	—	1,110,885
Common Stock	6,095,000	—	—	(1,095,000)	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	—	2,521,202	—	999,960	3,521,162		—	773,581	—
MGHC Holding Corporation
Common Stock	—	2,285,815	—	(2,285,815)	—		—	—	—
Penton Media, Inc.
Senior Secured Loan	18,226,000	78,211	—	(14,014,211)	4,290,000		—	1,437,763	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	4,730,000	—	—	(4,214,130)	515,870		—	—	—
United Subcontractors, Inc.
Senior Secured Loan	—	1,617,669	—	(169,805)	1,447,864		—	16,210	—
USI Senior Holdings, Inc.
Common Stock	—	6,926,008	—	(23,955)	6,902,053		—	—	—
Less: Unearned Income	(305,622)	305,622	—	—	—		—	—	—

Totals	$40,015,080	$13,734,527	$(3,986,331)	$(22,969,287)	$26,793,989		$12,240	$2,255,171	$1,110,885

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2009.
†	Investment moved out of the non-controlled, affiliated category into the controlled category during the year.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2009 represents 5.0% of net assets.

(f)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 9% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2009 of all contracts within the specified loan facility.
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2008		Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009	Net Realized Loss**		Interest/Other Income**
Al Solutions, Inc.:
Senior Secured Loan Subordinated Debt	$	— —	$147,418 71,373	$2,582 (71,373)	$150,000 —	$	— (13,395,134)	$5,821 71,373
American SportWorks LLC
Senior Secured Loan		—	3,572,448	(310,187)	3,262,261		—	78,075
BKC ASW Blocker, Inc.
Common Stock		—	5,883	157,406	163,289		—	—
Fitness Together Franchise Corporation
Senior Secured Loan		6,496,555	140,615	(829,514)	5,807,656		—	808,583
Fitness Together Holdings, Inc.:
Preferred Stock Series A Preferred Stock Series A-1 Preferred Stock Series B Convertible Common Stock		— — 4,700,000 —	— — — —	— — (3,921,000 —)	— — 779,000 —		— — — —	— — — —
Tygem Holdings, Inc.:
Preferred Stock		—	—	—	—		(10,826,867)	—
Preferred Stock Series B Convertible		—	—	—	—		(14,725,535)	—
Common Stock		—	—	—	—		(3,608,956)	—
Less: Unearned Income		—	(249,930)	—	(249,930)		—	—

Totals		$11,196,555	$3,687,807	$(4,972,086)	$9,912,276		$(42,556,492)	$963,852

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2009. There was no dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2009 represents 1.8% of net assets.

(h)	Non-accrual status (in default) at December 31, 2009 and therefore non-income producing. At December 31, 2009, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 3.5% and 6.5% of total debt investments at fair value and amortized cost, respectively.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Principal amount is denominated in Canadian dollars.
(k)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. The maximum amount of potential future payments under this guaranty is $6,000,000 at December 31, 2009 with an expiration of December 2011.
(l)	Non-income producing equity securities at December 31, 2009.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2008

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			$1,241,104,523	$932,117,738
UNEARNED INCOME—(1.0)%			(5,272,812)	(5,272,812)

TOTAL INVESTMENTS—181.6%			$1,235,831,711	926,844,926

OTHER ASSETS & LIABILITIES (NET)—(81.6)%				(416,549,425)

NET ASSETS—100.0%				$510,295,501

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Non-U.S. company or principal place of business outside the U.S.
(e)	Principal amount is denominated in Euros.
(f)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 2.5% of net assets at December 31, 2008.
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Net Unrealized Gain (Loss)		Fair Value at December 31, 2008	Interest Income**
Al Solutions, Inc.
Subordinated Debt	$12,648,145	$675,616	$(13,323,761)		$—	$1,103,658
Fitness Together Franchise Corporation
Senior Secured Loan	—	6,881,944	(385,389)		6,496,555	114,000
Fitness Together Holdings, Inc.:
Preferred Stock Series A Preferred Stock Series A-1 Preferred Stock Series B Convertible Common Stock	— — — —	173,326 49,056 6,500,000 118,500	(173,326 (49,056 (1,800,000 (118,500	) ) ) )	— — 4,700,000 —	— — — —
Tygem Holdings, Inc.:
Preferred Stock	—	—	—		—	—
Preferred Stock Series B Convertible	2,613,900	2,500,000	(5,113,900)		—	—
Common Stock	—	—	—		—	—
Less: Unearned Income	(427,650)	427,650	—		—	—

Totals	$14,834,395	$17,326,092	$(20,963,932)		$11,196,555	$1,217,658

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2008. There were no realized gains (losses) or dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2008 represents 2.2% of net assets.

The accompanying notes are an integral part of these financial statements.

(h)	Non-accrual status (in default) at December 31, 2008 and therefore non-income producing. At December 31, 2008, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 1.8% and 6.6% of total debt investments at fair value and amortized cost, respectively.
(i)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), Euro Interbank Offered Rate (EURIBOR), or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 12% of such senior secured loans have floors of 3.00% to 4.00% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2008 of all contracts within the specified loan facility.
(j)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2007	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2008	Net Realized Gain (Loss)***	Interest/Other Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$13,202,280	$200,994	$—	$(7,687,251)	$5,716,023	$—	$2,070,263	$—
BKC ASW Blocker, Inc.
Common Stock	406,689	—	—	(390,290)	16,399	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	9,415,180	—	(3,832,000)	(45,900)	5,537,280	112,783	—	1,262,730
Common Stock	5,000,000	—	—	1,095,000	6,095,000	—	—	—
Penton Media, Inc.
Senior Secured Loan	21,250,000	936,445	—	(3,960,445)	18,226,000	—	2,226,284	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	16,500,000	—	—	(11,770,000)	4,730,000	—	—	—
Less: Unearned Income	(361,467)	55,845	—	—	(305,622)	—	—	—

Totals	$65,412,682	$1,193,284	$(3,832,000)	$(22,758,886)	$40,015,080	$112,783	$4,296,547	$1,262,730

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2008.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2008 represents 7.8% of net assets.

(k)	Principal amount is denominated in Canadian dollars.
(l)	Non-income producing equity securities at December 31, 2008.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. The statements of cash flows for the years ended December 31, 2008 and 2007 have been revised to include activity related to foreign currency balances and to present reinvested dividends as a supplemental non-cash disclosure. Reinvested dividends were previously presented within financing activities, with a corresponding amount presented within financing activities as dividends paid.

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

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

Effective January 1, 2008, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The adoption of these changes did not materially impact the Company’s financial statements. See Note 10.

(b)	Cash equivalents include short-term liquid investments in a money market fund.

(c)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d)	Gains or losses on the sale of investments are calculated using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income may not be accrued if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(f)	The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

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

(i)	Debt issuance costs are being amortized over the life of the credit facility using the straight line method.

(j)	The Company records registration expenses related to its shelf filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946.

(k)	Loans are placed on non-accrual status, as a general matter, when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

(l)	Recently Issued Accounting Pronouncements:

In March 2008, the FASB issued new guidance within ASC 815-10, Derivatives and Hedging (“ASC 815-10”). ASC 815-10 expands the disclosure requirements for derivative instruments and hedging activities. ASC 815-10 specifically requires enhanced disclosures addressing: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption on January 1, 2009 of the additional disclosure requirements of ASC 815-10 did not materially impact the Company’s financial statements.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim or fiscal periods ending after June 15, 2009. The Company adopted ASC 855-10 on June 30, 2009. The adoption of ASC 855-10 did not materially impact the Company’s financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1, Amendments Based on SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“ASU 2009-1”). ASU 2009-1 established the FASB ASC as the single source of authoritative GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature not included in the ASC will become nonauthoritative. ASU 2009-1 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted ASU 2009-1 on September 30, 2009. As ASU 2009-1 does not change GAAP, its adoption did not impact amounts recorded or disclosures required as part of the Company’s financial statements.

In January, 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 to require new disclosures with regards to transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements within the Level 3 fair value rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the additional disclosure requirements of ASU 2010-06 is not expected to materially impact the Company’s financial statements.

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

Through June 30, 2007, the Advisor agreed to waive certain portions of the base management fee the Advisor would otherwise have been entitled to receive from the Company. All of the fee waivers terminated on that date.

For the years ended December 31, 2009, 2008 and 2007, the Advisor earned $18,498,189, $22,716,602 and $17,095,983, respectively, in base management fees, net of waiver provisions, under the management agreement. The 2007 amount would have been $19,152,889 without the fee waivers.

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

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

Quarterly Incentive Fee Based on Income. For each of the first three measurement periods referred to above (the pre-offering period, the transition period and each rolling four quarters’ period), the Company pays the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

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

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated separately for each of two periods: the pre-offering period (on a quarterly basis) and after the pre-offering period (on an annual basis). For each period, the Company pays the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess described in this paragraph is referred to as the excess gain amount.

The portion of the Incentive Fee based on capital gains for each period will equal 50% of the period’s excess gain amount, until such payments equal 20% of the period’s capital gain amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period equals an amount such that the portion of the Incentive Fee payments to the Advisor based on capital gains for the period equals 20% of the period’s remaining excess gain amount. The result of this formula is that, if the portion of the Incentive Fee based on income for the period exceeds the period’s hurdle, then the portion of the Incentive Fee based on capital gains will be capped at 20% of the capital gain amount.

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

For the years ended December 31, 2009, 2008 and 2007 the Advisor earned $16,818,602, zero and $9,412,097, respectively, in Incentive Fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $1,466,563, $1,027,135 and $876,429, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the years ended December 31, 2009, 2008 and 2007 were $1,978,629, $1,691,420 and $1,475,237, respectively.

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $642,993, $847,387 and $947,028, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

For the years ended December 31, 2009, 2008 and 2007, the Company incurred $195,123, $234,332 and $262,079, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements.

In 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of up to $2,500,000 in aggregate net asset value of shares of the Company’s common stock to certain existing and future officers and employees of the Advisor at a price equal to the greater of $15.00 per share or the Company’s most recently determined net asset value per share at the time of sale. Pursuant to this authorization, during the year ended December 31, 2007, the Company issued and sold to certain officers and employees of the Advisor in private placements a total of 89,604 shares of common stock for aggregate proceeds of approximately $1,353,019.

In 2006, the Company’s Board of Directors authorized the issuance and sale from time to time of an indeterminate number of shares of the Company’s common stock to the Advisor at a price per share equal to the Company’s most recently determined net asset value per share at the time of sale, such shares to be used by the Advisor for employee compensation and other purposes. Pursuant to this authorization, during the year ended December 31, 2007, the Company issued and sold to the Advisor in private placements 184,300 shares of common stock for aggregate proceeds of approximately $2,790,665.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the years ended December 31, 2009, 2008 and 2007, the Advisor purchased 80,867, 225,185 and 71,703 shares of the Company’s common stock in the open market for $312,322, $2,267,330 and $994,663, respectively, including brokerage commissions.

At December 31, 2009 and 2008, the Advisor owned directly approximately 555,000 and 504,000 shares, respectively, of the Company’s common stock, representing 1.0% and 0.9% of the total shares outstanding. At December 31, 2009 and 2008, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately 2,611,000 and 3,195,000 shares, respectively, of the Company’s common stock, representing approximately 4.6% and 5.8% of the total shares outstanding. At December 31, 2009 and 2008, an entity affiliated with the Administrator and PGIS owned 32.0% of the members’ interests of the Advisor.

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Numerator for basic and diluted net increase (decrease) in net assets per share	$67,239,723	$(150,507,382)	$16,219,365
Denominator for basic and diluted weighted average shares	55,923,757	54,043,069	45,714,141
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$1.20	$(2.78)	$0.35

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each year because there were no common stock equivalents outstanding during the above years.

5. Investments

Purchases of long term investments for the years ended December 31, 2009, 2008 and 2007 totaled $46,757,709, $197,266,147 and $711,280,828, respectively. Sales/repayments of long-term investments for the years ended December 31, 2009, 2008 and 2007 totaled $128,224,448, $120,312,897 and $310,435,608, respectively.

At December 31, 2009 investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$54,634,954	$48,407,746
Unsecured debt	171,308,101	126,984,798
Subordinated debt	146,516,172	133,232,136
Senior secured loans:
First lien	119,531,264	115,409,425
Second/other priority lien	496,846,524	387,743,569

Total senior secured loans	616,377,788	503,152,994

Preferred stock	12,590,382	5,896,040
Common stock	20,872,742	18,870,342
Limited partnership/limited liability company interests	35,375,700	13,082,528
Equity warrants/options	1,053,450	1,024,747

Total investments including unearned income	1,058,729,289	850,651,331
Unearned income	(3,909,286)	(3,909,286)

Total investments	$1,054,820,003	$846,742,045

At December 31, 2008, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$53,961,506	$52,341,963
Unsecured debt	204,185,990	139,947,752
Subordinated debt	178,344,344	131,730,865
Senior secured loans:
First lien	168,886,032	156,001,597
Second/other priority lien	547,728,311	420,003,403

Total senior secured loans	716,614,343	576,005,000

Preferred stock	38,550,784	10,237,280
Common stock	17,127,456	9,311,399
Limited partnership/limited liability company interests	31,176,538	12,535,281
Equity warrants/options	1,143,562	8,198

Total investments including unearned income	1,241,104,523	932,117,738
Unearned income	(5,272,812)	(5,272,812)

Total investments	$1,235,831,711	$926,844,926

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

The industry composition of the portfolio at fair value at December 31, 2009 and 2008 was as follows, excluding unearned income:

	December 31,
Industry	2009	2008
Business Services	12.6%	8.9%
Healthcare	10.0	8.1
Other Services	9.4	9.6
Electronics	8.5	7.4
Manufacturing	7.6	7.8
Transportation	6.3	4.4
Consumer Products	6.0	10.0
Distribution	4.8	4.6
Financial Services	4.6	3.8
Retail	4.6	4.7
Chemicals	4.4	5.9
Metals	4.1	3.5
Beverage, Food and Tobacco	4.0	5.5
Utilities	3.6	3.9
Printing, Publishing and Media	3.2	5.0
Containers and Packaging	2.7	2.2
Entertainment and Leisure	2.6	3.5
Building and Real Estate	1.0	1.2

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2009 was United States 93.7%, Canada 6.3% and United Kingdom and other less than 0.1%, and at December 31, 2008 was United States 93.3%, Canada 5.0% and United Kingdom and other 1.7%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

6. Foreign currency transactions

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each year is reflective of the typical volume of transactions during the year. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with creditworthy counterparties.

At December 31, 2009, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2009	Unrealized Appreciation/ (Depreciation)
Canadian dollar	January 27, 2010	795,444	Purchased	$(759,501)	$(760,561)	$1,060
Canadian dollar	January 27, 2010	31,500,000	Sold	30,316,883	30,118,610	198,273
Canadian dollar	January 27, 2010	800,000	Sold	769,582	764,917	4,665

Total				$30,326,964	$30,122,966	$203,998

At December 31, 2008, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2008	Unrealized Appreciation/ (Depreciation)
Euro	January 21, 2009	8,500,000	Sold	$10,795,085	$11,849,250	$(1,054,165)
Canadian dollar	January 21, 2009	33,200,000	Sold	28,034,621	27,316,649	717,972

Total				$38,829,706	$39,165,899	$(336,193)

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

7. Credit facility and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. At December 31, 2009, the Company’s asset coverage for borrowed amounts was 282%. On December 28, 2007, the Company amended and restated its Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”). Under the amended Credit Facility, the lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $600,000,000 outstanding, at any one time, consisting of $455,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Total availability and revolving loan commitments reverted to $545,000,000 and $400,000,000, respectively, on April 14, 2008. The Credit Facility has a stated maturity date of December 6, 2010 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The term loans under the facility mature on the termination date of the Credit Facility, have been fully drawn and, once repaid, may not be reborrowed. Subject to certain exceptions, the interest rate payable under the facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. In addition to the asset coverage ratio described above, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Credit Facility also includes an “accordion” feature that allows the Company to increase the size of the credit facility under certain circumstances to a maximum of $1 billion with respect to the revolving loans, and $395 million with respect to the term loans. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At December 31, 2009, the Company had $296,000,000 drawn on the credit facility versus $426,000,000 at December 31, 2008. The weighted average annual interest cost for the years ended December 31, 2009, 2008 and 2007 was 1.53%, 4.06% and 6.38%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

The average debt outstanding on the credit facility during the years ended December 31, 2009, 2008 and 2007 was $397,464,757, $453,241,284 and $313,057,645, respectively. The maximum amounts borrowed during the years ended December 31, 2009, 2008 and 2007 were $434,000,000, $491,000,000 and $430,803,995, respectively. The remaining amount available under the facility was $249,000,000 at December 31, 2009.

At December 31, 2009, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

The Company expects to be able to renew and extend the Credit Facility prior to its stated maturity date of December 6, 2010, although the Company anticipates having to pay higher interest rates than it paid previously. If the Company is unable to renew, extend or replace the Credit Facility upon its maturity, the Company expects to have sufficient funds to repay the outstanding balance in full from its net investment income and sales of, and repayments of principal from, its portfolio company investments, as well as from anticipated debt and equity capital raises, among other sources. The Company’s ability to consummate debt and equity capital raises will be constrained by economic conditions affecting the credit markets.

8. Capital stock

As a closed-end investment company regulated as a BDC under the 1940 Act, the Company is prohibited from selling shares of its common stock at a price below the current net asset value of the stock, or NAV, unless the Company’s stockholders approve such a sale and its Board of Directors makes certain determinations. On February 8, 2010, subject to certain Board of Director determinations, the Company’s stockholders approved the ability to sell or otherwise issue shares of the Company’s common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which the Company’s common stock would be issued and sold may not be less than a price, that in the determination of the Company’s Board of Directors, closely approximates the market value of such common stock. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on NAV.

In August 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In May 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. The repurchase plan is expected to be in effect through the earlier of June 30, 2010 or until the approved number of shares has been repurchased. During the year ended December 31, 2009, the Company purchased a total of 583,572 shares of its common stock on the open market for $2,234,892, including brokerage commissions. During the year ended December 31, 2008, the Company purchased a total of 378,107 shares of its common stock on the open market for $3,191,008, including brokerage commissions. At December 31, 2009, the total number of remaining shares authorized for repurchase was 1,794,971. The Company currently holds the shares it repurchased in treasury.

Under the terms of the Company’s amended and restated dividend reinvestment plan adopted on March 4, 2009, dividends may be paid in newly issued or treasury shares of the Company’s common stock at a price equal to 95 percent of the market price on the dividend payment date. This feature of the plan means that, under certain circumstances, the Company may issue shares of its common stock at a price below NAV per share, which could cause the Company’s stockholders to experience dilution. With respect to the Company’s dividends and distributions paid to stockholders during the year ended December 31, 2009, reinvestment at such prices resulted in dilution of our net asset value of approximately $0.13 per share.

For the years ended December 31, 2009, 2008 and 2007, dividends and distributions paid to common stockholders were $44,821,419, $92,887,369 and $77,010,978, respectively. For the years ended December 31, 2009, 2008 and 2007, dividends and distributions reinvested pursuant to the Company’s dividend reinvestment plan were $9,083,849, $28,689,391 and $72,929,900, respectively.

9. Guarantees and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The maximum amount of potential future payments under such guarantees was $6,000,000 at December 31, 2009 with an expiration of December 2011. There were no guarantees outstanding at December 31, 2008. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments. The potential liability under such guarantees is reflected at fair value in the Company’s schedules of investments.

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s credit facility payable were $296,000,000 and $287,120,000 at December 31, 2009 and $426,000,000 and $234,000,000 at December 31, 2008, respectively.

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

The following tables summarize the fair values of the Company’s cash and cash equivalents, investments and forward foreign currency transactions based on the inputs used at December 31, 2009 and 2008 in determining such fair values:

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

Valuation Inputs	Cash and Cash Equivalents	Debt Investments	Equity Investments	Forward Foreign Currency Contracts
Level 1 - Price quotations	$5,807,901	$—	$—	$—
Level 2 - Significant other observable inputs	—	—	—	203,998
Level 3 - Significant unobservable inputs	—	807,868,388	38,873,657	—

Total fair value at December 31, 2009	$5,807,901	$807,868,388	$38,873,657	$203,998

Valuation Inputs	Cash and Cash Equivalents	Debt Investments	Equity Investments	Forward Foreign Currency Contracts
Level 1 - Price quotations	$15,786,271	$—	$—	$—
Level 2 - Significant other observable inputs	—	—	—	(336,193)
Level 3 - Significant unobservable inputs	—	894,752,768	32,092,158	—

Total fair value at December 31, 2008	$15,786,271	$894,752,768	$32,092,158	$(336,193)

Debt investments include the Company’s investments in senior secured notes, unsecured debt, subordinated debt and senior secured loans. Equity investments include the Company’s investments in preferred stock, common stock, limited partnership/limited liability company interests and equity warrants/options.

The following table summarizes the valuation techniques used as of December 31, 2009 and 2008 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Debt Investments	Equity Investments	Total Investments
Market approach, income approach or both, utilizing one or more third-party valuation firms	$803,825,848	$38,873,657	$842,699,505
Broker quote(s)	4,042,540	—	4,042,540

Fair value at December 31, 2009	$807,868,388	$38,873,657	$846,742,045

	Debt Investments	Equity Investments	Total Investments
Market approach, income approach or both, utilizing one or more third-party valuation firms	$873,119,017	$32,092,158	$905,211,175
Broker quote(s)	21,633,751	—	21,633,751

Fair value at December 31, 2008	$894,752,768	$32,092,158	$926,844,926

The following are reconciliations for the years ended December 31, 2009 and 2008 of investments for which Level 3 inputs were used in determining fair value:

	Debt Investments	Equity Investments	Total Investments
Fair value at December 31, 2008	$894,752,768	$32,092,158	$926,844,926
Amortization of premium/discount—net	5,537,815	—	5,537,815
Net realized loss	(75,246,929)	(31,284,612)	(106,531,541)
Net change in unrealized appreciation or depreciation	76,021,263	24,887,565	100,908,828
Net purchases, sales or redemptions	(93,196,529)	13,178,546	(80,017,983)
Net transfers in or out of Level 3	—	—	—

Fair value at December 31, 2009	$807,868,388	$38,873,657	$846,742,045

	Debt Investments	Equity Investments	Total Investments
Fair value at December 31, 2007	$505,276,147	$54,527,848	$559,803,995
Amortization of premium/discount—net	3,275,791	—	3,275,791
Net realized gain	145,474	112,783	258,257
Net change in unrealized appreciation or depreciation	(220,629,728)	(31,243,103)	(251,872,831)
Net purchases, sales or redemptions	70,292,825	6,590,098	76,882,923
Net transfers in or out of Level 3	536,392,259	2,104,532	538,496,791

Fair value at December 31, 2008	$894,752,768	$32,092,158	$926,844,926

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Transfers in or out of Level 3 represent the value as of the beginning of the period of any investment where a change in the pricing level occurred from the beginning to the end of the year.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2009 and 2008.

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

	Debt Investments	Equity Investments	Total Investments
Net change in unrealized appreciation or depreciation on investments held at end of year, year ended:
December 31, 2009	$1,367,682	$(6,401,663)	$(5,033,981)
December 31, 2008	(219,695,772)	(31,130,320)	(250,826,092)
Net unrealized depreciation on investments held at end of year:
December 31, 2009	$(177,059,341)	$(31,018,617)	$(208,077,958)
December 31, 2008	(253,080,603)	(55,906,182)	(308,986,785)

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding for each of the four years in the period ended December 31, 2009 and for the period from July 25, 2005 (inception of operations) to December 31, 2005.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	July 25, 2005* through December 31, 2005
Per Share Data:
Net asset value, beginning of period	$9.23	$13.78	$14.93	$14.95	$—
Gross proceeds from initial private offering	—	—	—	—	15.00
Offering costs	—	—	—	—	(0.03)

Net proceeds from initial private offering	—	—	—	—	14.97

Net investment income	1.36	1.76	1.66	1.09	0.17
Net realized and unrealized gain (loss)	(0.16)	(4.54)	(1.31)	0.04	0.01

Total from investment operations	1.20	(2.78)	0.35	1.13	0.18
Dividend distributions to stockholders from:
Net investment income	(0.80)	(1.71)	(1.68)	(1.14)	(0.20)
Net realized gains	(0.00)	(0.01)	(0.01)	(0.01)	—

Total dividend distributions	(0.80)	(1.72)	(1.69)	(1.15)	(0.20)
Net increase in net assets as a result of initial public offering	—	—	0.38	—	—
Offering costs	—	—	(0.19)	—	—
Issuance of stock under dividend reinvestment plan at prices below net asset value	(0.13)	(0.11)	—	—	—
Purchases of treasury stock at prices below net asset value	0.05	0.06	—	—	—

Net increase in net assets	0.32	(4.55)	(1.15)	(0.02)	(0.02)

Net asset value, end of period	$9.55	$9.23	$13.78	$14.93	$14.95

Market price, end of period(1)	$8.52	$9.86	$15.28	$—	$—

Total return(2)(3)	(5.86)%	(23.88)%	3.41%	7.76%	1.00%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(4)(5)	7.94%	4.41%	4.60%	2.48%	1.63%
Ratio of credit facility related expenses to average net assets(4)	1.35%	2.96%	3.04%	0.05%	—

Ratio of total expenses to average net assets(4)(5)	9.29%	7.37%	7.64%	2.53%	1.63%
Ratio of net investment income to average net assets(4)	14.47%	14.56%	11.16%	7.21%	2.67%
Net assets, end of period	$539,562,762	$510,295,501	$728,191,869	$561,799,922	$528,704,849
Average debt outstanding	$397,464,757	$453,241,284	$313,057,645	$81,157,895	$—
Weighted average shares outstanding	55,923,757	54,043,069	45,714,141	36,632,218	35,366,589
Average debt per share(6)	$7.11	$8.39	$6.85	$2.22	$—
Portfolio turnover(3)	14%	11%	31%	36%	2%

*	Inception of operations.
(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(2)

For the years ended December 31, 2009 and 2008, total return is based on the change in market price during the respective years. For the periods prior to December 31, 2008, total return is based on the change in net asset

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

value per common share during the respective periods. The total return for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during such periods was 1.18%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

(3)	Not annualized.
(4)	Annualized.
(5)	Through June 30, 2007, certain base management fee waivers were in effect. For the years ended December 31, 2007 and 2006 and for the period from July 25, 2005 (inception of operations) to December 31, 2005, the ratio of operating expenses before management fee waiver to average net assets is 4.90%, 3.26% and 2.64%, respectively, and the ratio of total expenses before management fee waiver to average net assets is 7.94%, 3.31% and 2.64%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain, as appropriate, in the period that the differences arise. The following temporary and permanent differences at December 31, 2009 and 2008 primarily attributable to differences in the tax treatment of certain loans, foreign currency transactions, non-deductible expenses and differences in accounting for upfront fees (which are treated as taxable income when received and accreted/amortized over the life of the respective investment for financial reporting purposes), were reclassified for tax purposes as follows:

	December 31, 2009	December 31, 2008
Decrease in paid-in capital in excess of par	$(1,092,603)	$(436,733)
Increase (decrease) in undistributed net investment income	$(15,860,943)	$6,321,114
Increase (decrease) in accumulated net realized gain (loss)	$16,953,546	$(5,884,381)

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009	Year ended December 31, 2008
Net increase (decrease) in net assets resulting from operations	$67,239,723	$(150,507,382)
Net unrealized depreciation (appreciation) not taxable	(101,425,021)	251,738,227
Deferral of post-October capital loss	28,594,710	—
Deferral of post-October currency loss	1,008,793	793,563
Reversal of prior year post-October currency loss	(793,563)	—
Section 1256 currency contracts mark-to-market	203,998	(336,193)
Reversal of prior year Section 1256 currency contracts mark-to-market	336,193	451,944
Capital loss carryforward	9,065,897	—
Taxable interest income on non-accrual loans	1,046,547	—
Upfront fees received, net of book amortization	(1,884,376)	205,921
Losses not currently deductible	55,483,408	—
Other income not currently taxable	—	(12,496)
Other taxable income (loss)	(2,246,428)	117,510
Non-deductible excise and other taxes	1,014,240	473,711
Amortization of organizational costs	(3,804)	(3,804)

Taxable income before deductions for distributions	$57,640,317	$102,921,001

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

At December 31, 2009, the cost of investments for tax purposes was $1,114,390,618, resulting in net unrealized depreciation of $(267,648,573), which was comprised of gross unrealized appreciation and depreciation of $12,086,887 and $(279,735,460), respectively. At December 31, 2008, the cost of investments for tax purposes was $1,244,268,842, resulting in net unrealized depreciation of $(317,423,914), which was comprised of gross unrealized appreciation and depreciation of $6,865,074 and $(324,288,988), respectively.

At December 31, 2009 and 2008, the components of accumulated net losses on a tax basis and reconciliation to accumulated net losses on a book basis were as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
Undistributed ordinary income—net	$25,714,876	$12,929,263
Undistributed capital gain—net	—	107,473
Unrealized loss—net	(207,870,547)	(309,295,567)
Post-October capital loss	(28,594,710)	—
Section 1256 currency contracts mark-to-market	(203,998)	336,193
Post-October currency loss	(1,008,793)	(793,563)
Differences between book and tax loss on investments	(55,623,914)	—
Taxable interest income on non-accrual loans	(1,046,547)	—
Capital loss carryforward	(9,065,897)	—
Upfront fees adjustments	(5,862,812)	(8,412,114)
Non-deductible taxes	(36,978)	(36,978)
Expenses not currently deductible	(39,939)	(43,743)
Net income from limited liability companies	1,953,089	11,960

Total accumulated losses—net, book basis	$(281,686,170)	$(305,197,076)

For the tax year ended December 31, 2009, the Company had a net capital loss of $9,065,897, which will be carried forward to offset future net capital gains to the extent provided by federal tax law. The net capital loss carryforward will expire in the tax year ending December 31, 2017.

As a RIC, the Company is subject to a non-deductible federal excise tax of 4% if it does not distribute at least 98% of its ordinary income, excluding net short-term capital gains, in any calendar year; 98% of its capital gains in excess of capital losses for each one-year period ended October 31; and any ordinary income and net capital gains for preceding years that were not distributed during such years. For the calendar years ended December 31, 2009 and 2008 and the one-year periods ended October 31, 2009 and 2008, the Company did not distribute at least 98% of its ordinary income and capital gains and paid or will pay the 4% excise tax. Accordingly, for the years ended December 31, 2009 and 2008, a provision was recorded for federal excise taxes of $1,012,791 and $436,733, respectively.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. The tax character of distributions paid or declared during the years ended December 31, 2009, 2008 and 2007, respectively, was as follows:

Year ended	Ordinary income	Amount per share*	Long-term capital gain	Amount per share*	Total distributions	Total amount per share*
December 31, 2009	$44,714,904	$0.80	$106,515	$0.00	$44,821,419	$0.80
December 31, 2008	$92,556,785	$1.71	$330,584	$0.01	$92,887,369	$1.72
December 31, 2007	$76,491,196	$1.68	$519,782	$0.01	$77,010,978	$1.69

*	Rounded to the nearest $0.01.

The Company adopted ASC 740-10, Income Taxes (“ASC 740-10”) on January 1, 2007. ASC 740-10 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. Based on its analysis of its tax position, the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10.

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2009. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

BlackRock Kelso Capital Corporation

Notes to Financial Statements—(Continued)

13. Subsequent events

The Company has reviewed subsequent events occurring through the date that these financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these Notes to Financial Statements.

On March 3, 2010, the Company’s Board of Directors declared a dividend of $0.32 per share, payable on April 5, 2010 to stockholders of record at the close of business on March 22, 2010.

Through March 11, 2010, sales and repayments of principal in the Company’s investment portfolio have totaled $79 million since year-end and borrowings under the Credit Facility are $251 million as of that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

By:	/S/ JAMES R. MAHER
James R. Maher
Chairman of the Board and Chief Executive Officer

March 12, 2010

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

SIGNATURE	TITLE	DATE

/S/ JAMES R. MAHER	Chairman of the Board and Chief Executive Officer	March 12, 2010
James R. Maher	(principal executive officer)

/S/ FRANK D. GORDON	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 12, 2010
Frank D. Gordon

/S/ JERROLD B. HARRIS	Director	March 12, 2010
Jerrold B. Harris

/S/ WILLIAM E. MAYER	Director	March 12, 2010
William E. Mayer

/S/ FRANÇOIS DE SAINT PHALLE	Director	March 12, 2010
François de Saint Phalle

/S/ MAUREEN K. USIFER	Director	March 12, 2010
Maureen K. Usifer