Form 10-Q
period 2010-03-31
BlackRock Kelso Capital CORP
filed 2010-05-06
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 5, 2010 was 56,742,074.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

In addition to factors previously identified elsewhere in the reports BlackRock Kelso Capital Corporation has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital, including our ability to obtain continued financing on favorable terms;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of BlackRock Kelso Capital Advisors LLC, our investment advisor (the “Advisor”), to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	March 31, 2010	December 31, 2009
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $866,305,972 and $963,463,604)	$732,482,462	$810,035,780
Non-controlled, affiliated investments (amortized cost of $62,823,476 and $63,942,195)	59,471,860	26,793,989
Controlled investments (amortized cost of $28,232,611 and $27,414,204)	11,374,816	9,912,276

Total investments at fair value (amortized cost of $957,362,059 and $1,054,820,003)	803,329,138	846,742,045
Cash and cash equivalents	6,547,799	5,048,136
Cash denominated in foreign currency (cost of $675,981 and $759,760)	703,828	759,765
Unrealized appreciation on forward foreign currency contracts	—	203,998
Interest receivable	19,118,836	18,441,527
Dividends receivable	7,409,627	6,620,903
Prepaid expenses and other assets	1,423,336	1,710,105

Total Assets	$838,532,564	$879,526,479

Liabilities:
Payable for investments purchased	$4,667,027	$557,483
Unrealized depreciation on forward foreign currency contracts	1,288,817	—
Credit facility payable	253,500,000	296,000,000
Interest payable on credit facility	167,028	959,458
Dividend distributions payable	18,112,395	18,072,063
Base management fees payable	4,322,471	4,547,129
Incentive management fees payable	2,312,553	16,818,602
Accrued administrative services	271,563	201,728
Other accrued expenses and payables	937,143	2,807,254

Total Liabilities	285,578,997	339,963,717

Net Assets:
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 57,562,908 and 57,436,875 issued and 56,601,229 and 56,475,196 outstanding	57,563	57,437
Paid-in capital in excess of par	827,637,418	826,617,395
Undistributed net investment income	21,616,819	19,463,949
Accumulated net realized loss	(135,642,895)	(93,279,572)
Net unrealized depreciation	(155,289,438)	(207,870,547)
Treasury stock at cost, 961,679 and 961,679 shares held	(5,425,900)	(5,425,900)

Total Net Assets	552,953,567	539,562,762

Total Liabilities and Net Assets	$838,532,564	$879,526,479

Net Asset Value Per Share	$9.77	$9.55

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$25,313,012	$30,336,034
Dividends	503,645	505,209
From non-controlled, affiliated investments:
Interest	1,460,708	481,385
Dividends	302,163	273,207
From controlled investments:
Interest	219,571	215,465

Total investment income	27,799,099	31,811,300

Expenses:
Base management fees	4,322,471	4,748,218
Incentive management fees	493,951	—
Interest and credit facility fees	1,122,254	1,836,389
Investment advisor expenses	398,664	346,794
Administrative services	257,723	229,108
Professional fees	203,266	232,050
Amortization of debt issuance costs	168,292	168,292
Insurance	152,408	129,361
Director fees	95,837	95,292
Other	318,968	274,414

Net expenses	7,533,834	8,059,918

Net Investment Income	20,265,265	23,751,382

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(6,695,076)	4,549
Non-controlled, affiliated investments	(36,221,865)	12,240
Controlled investments	1,881	—
Foreign currency	551,737	2,111,539

Net realized gain (loss)	(42,363,323)	2,128,328

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	15,587,411	(23,371,679)
Non-controlled, affiliated investments	37,813,494	(4,284,665)
Controlled investments	644,132	(1,602,183)
Foreign currency translation	(1,463,928)	(688,253)

Net change in unrealized appreciation or depreciation	52,581,109	(29,946,780)

Net realized and unrealized gain (loss)	10,217,786	(27,818,452)

Net Increase (Decrease) in Net Assets Resulting from Operations	$30,483,051	$(4,067,070)

Net Investment Income Per Share	$0.36	$0.43

Earnings (Loss) Per Share	$0.54	$(0.07)

Basic and Diluted Weighted-Average Shares Outstanding	56,597,028	55,242,972
Dividends Declared Per Share	$0.32	$0.16

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$20,265,265	$23,751,382
Net realized gain (loss)	(42,363,323)	2,128,328
Net change in unrealized appreciation or depreciation	52,581,109	(29,946,780)

Net increase (decrease) in net assets resulting from operations	30,483,051	(4,067,070)

Dividend Distributions to Stockholders from:
Net investment income	(18,112,395)	(8,831,305)

Capital Share Transactions:
Reinvestment of dividends	1,020,149	—
Purchases of treasury stock	—	(1,877,658)

Net increase (decrease) in net assets resulting from capital share transactions	1,020,149	(1,877,658)

Total Increase (Decrease) in Net Assets	13,390,805	(14,776,033)
Net assets at beginning of period	539,562,762	510,295,501

Net assets at end of period	$552,953,567	$495,519,468

Capital Share Activity:
Shares issued from reinvestment of dividends	126,033	—
Purchases of treasury stock	—	(501,364)

Total increase (decrease) in shares	126,033	(501,364)

Undistributed net investment income at end of period	$21,616,819	$18,775,093

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$30,483,051	$(4,067,070)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(16,441,543)	(15,273,560)
Sales of foreign currency—net	543,428	2,153,523
Proceeds from sales/repayments of investments	72,676,277	720,366
Net change in unrealized appreciation or depreciation on investments	(54,045,037)	29,258,528
Net change in unrealized appreciation or depreciation on foreign currency translation	1,463,928	688,253
Net realized loss (gain) on investments	42,915,060	(16,789)
Net realized loss (gain) on foreign currency	(551,737)	(2,111,539)
Amortization of premium/discount—net	(1,682,496)	(845,709)
Amortization of debt issuance costs	168,292	168,292
Decrease (increase) in interest receivable	(677,309)	2,306,065
Increase in dividends receivable	(788,724)	(648,217)
Decrease in prepaid expenses and other assets	118,477	146,522
Increase in payable for investments purchased	4,109,544	433,472
Decrease in interest payable on credit facility	(792,430)	(391,729)
Decrease in base management fees payable	(224,658)	(976,811)
Decrease in incentive management fees payable	(14,506,049)	—
Increase in accrued administrative services payable	69,835	74,825
Decrease in other accrued expenses and payables	(1,870,111)	(526,281)

Net cash provided by operating activities	60,967,798	11,092,141

Financing Activities:
Dividend distributions paid	(17,051,914)	(19,463,166)
Borrowings under credit facility	44,100,000	14,000,000
Repayments under credit facility	(86,600,000)	(18,500,000)
Purchases of treasury stock	—	(1,287,672)

Net cash used in financing activities	(59,551,914)	(25,250,838)

Effect of exchange rate changes on cash and cash equivalents	27,842	3,132

Net increase (decrease) in cash	1,443,726	(14,155,565)
Cash and cash equivalents, beginning of period	5,807,901	15,786,271

Cash and cash equivalents, end of period	$7,251,627	$1,630,706

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$1,773,427	$2,164,001
Taxes	$1,048,914	$454,007
Dividend distributions reinvested	$1,020,149	$—
Unsettled treasury stock purchases	$—	$589,986

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

March 31, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—8.7%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/Fibers	$23,500,000	$23,146,031	$19,881,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	31,503,017	31,503,017	28,384,219

Total Senior Secured Notes			54,649,048	48,265,219

Unsecured Debt—13.5%
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	59,123,802	59,123,802	59,123,802
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	44,417,277	44,417,277	10,349,226
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Financial Services	11,632,250	11,632,250	3,547,836
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Financial Services	8,073,638	7,771,035	1,808,495

Total Unsecured Debt			122,944,364	74,829,359

Subordinated Debt—24.7%
A & A Manufacturing Co., Inc., 16.00% (14.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,639,954	19,639,954	15,535,203
Conney Safety Products, LLC, 16.00%, 10/1/14(d)	Safety Products	30,582,734	29,142,598	29,053,597
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000	25,000,000	26,250,000
Mattress Giant Corporation, 11.00% PIK, 12/31/12(d)	Bedding —Retail	5,902,111	2,944,066	2,059,837
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000	8,055,872	7,336,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,366,867	15,628,104
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,926,064	5,100,000
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	10,888,847	10,888,847	10,671,070
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667	15,021,667	15,021,667
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 12.50% (10.00% cash, 2.50% PIK), 2/5/15	Waste Management Equipment	7,947,596	7,947,596	3,123,405

Total Subordinated Debt			145,933,531	136,778,883

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value(b)
Senior Secured Loans—88.6%(e)
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	$4,083,128		$2,878,963	$2,129,616
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(f)	Metals	142,500		141,979	142,500
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	41,421,176		41,421,176	41,835,388
American Safety Razor Company, LLC, Second Lien, 6.50% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	8,180,000
American SportWorks LLC, Second Lien, 20.00%, 6/27/14(f)(g)	Utility Vehicles	13,403,274		13,403,274	4,146,505
AmQuip Crane Rental LLC, Second Lien, 6.03% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,089,541		22,367,456	22,355,094
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10(g)	Plastic Packaging	731,669		731,027	277,258
Arclin US Holdings Inc., Second Lien, 7.76% (LIBOR + 6.00%), 1/15/15(h)	Chemicals	1,889,889		1,172,034	1,825,633
Bankruptcy Management Solutions, Inc., Second Lien, 6.50% (LIBOR + 6.25%), 7/31/13	Financial Services	43,328,636		27,444,527	30,806,660
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 14.50% (13.50% cash, 1.00% PIK), 6/29/12(h)	Discount Stores	13,507,706	(i)	13,135,167	13,313,988
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 14.50% (13.50% cash, 1.00% PIK), 7/1/12(h)	Discount Stores	18,567,294	(i)	17,397,877	18,301,014
Berlin Packaging L.L.C., Second Lien, 6.76% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,515,062	24,000,000
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	30,000,000		30,000,000	30,000,000
Custom Direct, Inc. et al., Second Lien, 6.31% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	9,840,000
Electrical Components International, Inc., First Lien, 9.25% (Base Rate + 6.00%), 5/1/14	Electronics	2,974,210		2,120,372	2,379,368
Electrical Components International, Inc., First Lien DIP Loan, 8.50% (LIBOR + 6.50%), 9/30/10	Electronics	1,375,000		1,375,000	1,375,000
Electrical Components International, Inc., Second Lien, 11.50% (Base Rate + 8.25%), 5/1/14(g)	Electronics	26,000,000		23,068,081	5,538,000
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,194,042		3,194,042	2,587,174
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	35,823,056		35,823,056	9,651,000
Facet Technologies, LLC, Guaranty(j)	Medical Devices	—		—	(442,000)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(f)	Personal Fitness	$7,057,672	$7,057,672	$5,984,906
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,325,862	3,324,531	3,116,333
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,270,171	2,270,004	2,022,722
HIT Entertainment, Inc., Second Lien, 5.75% (LIBOR + 5.50%), 2/26/13(h)	Entertainment	1,000,000	1,000,000	612,500
InterMedia Outdoors, Inc., Second Lien, 7.04% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,310,000
Isola USA Corp., First Lien, 13.00% (Base Rate + 9.75%), 12/18/12	Electronics	10,901,316	10,077,074	10,465,263
Isola USA Corp., Second Lien, 17.75% (Base Rate + 14.50%), 12/18/13	Electronics	25,000,000	25,000,000	22,800,000
LJVH Holdings Inc., Second Lien, 5.79% (LIBOR + 5.50%), 1/19/15(h)	Specialty Coffee	25,000,000	25,000,000	23,000,000
MCCI Group Holdings, LLC, Second Lien, 7.50% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,964,055	29,000,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,811,580	15,000,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,766,168	35,000,000
Oriental Trading Company, Inc., Second Lien, 6.26% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	474,990
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	16,082,000
Premier Yachts, Inc. et al., Term A, First Lien, 3.99% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	5,790,734	5,779,189	5,790,734
Premier Yachts, Inc. et al., Term B, First Lien, 7.24% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,054,086	1,051,821	1,054,086
Sunrise Medical LTC LLC et al., Second Lien, 6.75% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,400,000
Total Safety U.S., Inc., Second Lien, 6.79% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,577,000
United Subcontractors, Inc., First Lien, 1.79% (LIBOR + 1.50%), 6/30/15(d)	Building and Construction	1,626,814	1,618,080	1,442,984
Water Pik, Inc., Second Lien, 5.75% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 6.50% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	18,000,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Wembley, Inc., Second Lien, 8.50% (Base Rate + 5.25%), 8/22/12(g)	Gaming	$1,000,000	$1,000,000	$55,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.29% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	4,192,200
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.29% (LIBOR + 7.00%), 3/30/11(g)	Restaurants	8,334,656	8,334,656	6,136,067

Total Senior Secured Loans			559,493,923	489,758,983

Preferred Stock—1.1%
Alpha Media Group Holdings Inc., Series A-2(k)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(g)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(f)(k)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(f)(k)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(f)(k)	Personal Fitness	12,390,924	7,100,000	1,006,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(d)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			13,190,382	6,123,040

Common Stock—4.6%(k)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
Arclin Cayman Holdings Ltd.(h)	Chemicals	450,532	9,722,203	5,660,000
BKC ARS Blocker, Inc. (American Residential)(l)	HVAC/ Plumbing Services	1,000	192,418	1,111,728
BKC ASW Blocker, Inc. (American SportWorks)(f)(m)	Utility Vehicles	1,000	425,001	331,102
BKC CSP Blocker, Inc. (Conney Safety)(d)(n)	Safety Products	100	888,910	888,910
BKC DVSH Blocker, Inc. (DynaVox Systems and Sunrise Medical)(o)	Augmentative Communication Products	100	1,000,000	1,961,930
BKC MTCH Blocker, Inc. (Marquette Transportation)(p)	Transportation	1,000	5,000,000	2,676,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(f)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(d)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction	79,237	6,926,008	6,859,492

Total Common Stock			31,658,855	24,489,162

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Limited Partnership/Limited Liability Company Interests—4.0%
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	$5,333,333	$—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)(g)	Financial Services	1,750	1,650,005	—
Penton Business Media Holdings LLC(d)(k)	Information Services	—	9,050,000	9,050,000
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	345,832
PG Holdco, LLC (Press Ganey), Class A(k)	Healthcare Services	16,667	166,667	233,333
Sentry Security Systems Holdings, LLC(k)	Security Services	147,271	147,271	1,819
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(k)	Printing/ Publishing	352,941	4,199,161	4,198,939
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,506,201

Total Limited Partnership/Limited Liability Company Interests			29,482,499	21,938,853

Equity Warrants/Options—0.7%(k)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(h)	Chemicals	230,159	403,815	681,657
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(h)	Chemicals	230,159	323,052	806,462
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(h)	Chemicals	230,159	484,578	533,839
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(h)	Chemicals	230,159	403,815	660,681
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	853,043
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	147,564
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	78,470
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	43,176
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	—

Total Equity Warrants/Options			2,668,710	3,804,892

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			960,021,312	805,988,391
UNEARNED INCOME—(0.5)%			(2,659,253)	(2,659,253)

TOTAL INVESTMENTS—145.5%			$957,362,059	803,329,138

OTHER ASSETS & LIABILITIES (NET)—(45.5)%				(250,375,571)

NET ASSETS—100.0%				$552,953,567

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).

The accompanying notes are an integral part of these financial statements.

(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.6% of net assets at March 31, 2010.
(d)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

Non-controlled, Affiliated Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2010	Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
BKC CSP Blocker, Inc.
Common Stock	$—	$888,910	$—	$—	$888,910	$—	$—	$—
Conney Safety Products, LLC
Subordinated Debt	—	25,125,693	—	3,927,904	29,053,597	—	1,055,311	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040	—	—	302,163
Common Stock	5,000,000	—	—	—	5,000,000	—	—	—
Mattress Giant Corporation
Subordinated Debt	3,521,162	422,864	—	(1,884,189)	2,059,837	—	422,912	—
MGHC Holding Corporation
Common Stock	—	—	—	—	—	—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	515,870	9,050,000	(14,943,201)	14,427,331	9,050,000	(14,426,995)	—	—
Penton Media, Inc.
Senior Secured Loan	4,290,000	14,571	(25,694,870)	21,390,299	—	(21,794,870)	(25,073)	—
United Subcontractors, Inc.
Senior Secured Loan	1,447,864	410	—	(5,290)	1,442,984	—	7,558	—
USI Senior Holdings, Inc.
Common Stock	6,902,053	—	—	(42,561)	6,859,492	—	—	—

Totals	$26,793,989	$35,502,448	$(40,638,071)	$37,813,494	$59,471,860	$(36,221,865)	$1,460,708	$302,163

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2010.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at March 31, 2010 represents 10.8% of net assets.

(e)	Approximately 64% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 7% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2010 of all contracts within the specified loan facility.
(f)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2010	Net Realized Gain (Loss)***	Interest Income***
Al Solutions, Inc.
Senior Secured Loan	$150,000	$181	$(5,619)	$(2,062)	$142,500	$1,881	$3,929
American SportWorks LLC
Senior Secured Loan	3,262,261	—	—	884,244	4,146,505	—	13,733
BKC ASW Blocker, Inc.
Common Stock	163,289	175,000	—	(7,187)	331,102	—	—
Fitness Together Franchise Corporation
Senior Secured Loan	5,807,656	35,113	—	142,137	5,984,906	—	201,909
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—	—	—
Preferred Stock Series A-1	—	—	—	—	—	—	—
Preferred Stock Series B Convertible	779,000	600,000	—	(373,000)	1,006,000	—	—
Common Stock	—	—	—	—	—	—	—
Less: Unearned Income	(249,930)	13,733	—	—	(236,197)	—	—

Totals	$9,912,276	$824,027	$(5,619)	$644,132	$11,374,816	$1,881	$219,571

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2010. There was no dividend income from these securities during the period.

The aggregate fair value of controlled investments (net of unearned income) at March 31, 2010 represents 2.1% of net assets.

(g)	Non-accrual status (in default) at March 31, 2010 and therefore non-income producing. At March 31, 2010, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 2.1% and 5.3% of total debt investments at fair value and amortized cost, respectively.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. The maximum amount of potential future payments under this guaranty is $6,000,000 at March 31, 2010 with an expiration of December 2011.
(k)	Non-income producing equity securities at March 31, 2010.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of each of DynaVox Systems LLC and Sunrise Medical Investors LLC.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—9.0%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000	$23,131,937	$19,740,000
TriMark Acquisition Corp., Second Lien, 11.50% (9.50% cash, 2.00% PIK), 11/30/13	Food Service Equipment	31,503,017	31,503,017	28,667,746

Total Senior Secured Notes			54,634,954	48,407,746

Unsecured Debt—23.5%
ASM Intermediate Holdings Corp. II, 12.00% PIK, 12/27/13	Marketing Services	57,401,749	57,401,749	56,138,911
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	42,889,344	42,889,344	14,024,815
Marquette Transportation Company Holdings, LLC, 14.75% PIK, 3/21/14	Transportation	52,253,576	52,253,576	51,365,265
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(d)	Financial Services	11,279,758	11,279,758	3,508,005
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(d)	Financial Services	7,791,207	7,483,674	1,947,802

Total Unsecured Debt			171,308,101	126,984,798

Subordinated Debt—24.7%
A & A Manufacturing Co., Inc., 16.00% (14.00% cash, 2.00% PIK), 4/2/14	Protective Enclosures	19,542,243	19,542,243	14,871,647
Conney Safety Products, LLC, 18.00% (16.00% cash, 2.00% PIK), 10/1/14	Safety Products	30,300,750	30,300,750	25,452,630
DynaVox Systems LLC, 15.00%, 6/23/15	Augmentative Communication Products	25,000,000	25,000,000	25,950,000
Mattress Giant Corporation, 11.00% PIK, 12/31/12(e)	Bedding —Retail	5,744,147	2,521,202	3,521,162
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(d)	Information Services	8,000,000	8,058,173	6,728,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,366,867	15,643,470
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,923,000	5,100,000
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	10,834,674	10,834,674	10,607,146
Tri-anim Health Services, Inc. et al., 14.00% (12.00% cash, 2.00% PIK), 6/4/15	Healthcare Products	15,021,667	15,021,667	15,322,100
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(d)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 12.50% (10.00% cash, 2.50% PIK), 2/5/15	Waste Management Equipment	7,947,596	7,947,596	3,035,981

Total Subordinated Debt			146,516,172	133,232,136

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value(c)
Senior Secured Loans—93.3%(f)
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	$3,964,202		$2,669,800	$2,055,532
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(g)	Metals	150,000		147,418	150,000
American Residential Services L.L.C., Second Lien, 12.00% (10.00% cash, 2.00% PIK), 4/17/15	HVAC/ Plumbing Services	41,215,100		41,215,100	40,102,293
American Safety Razor Company, LLC, Second Lien, 6.51% (LIBOR + 6.25%), 1/30/14	Consumer Products	10,000,000		10,000,000	9,090,000
American SportWorks LLC, Second Lien, 20.00%, 6/27/14(g)(h)	Utility Vehicles	13,403,274		13,403,274	3,262,261
AmQuip Crane Rental LLC, Second Lien, 6.01% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,089,541		22,267,464	22,403,273
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10(h)	Plastic Packaging	731,669		730,747	275,359
Arclin US Holdings Inc., First Lien, 7.00% (Base Rate + 3.75%), 7/10/14(h)	Chemicals	6,423,655		3,357,410	5,607,851
Arclin US Holdings Inc., Second Lien, 10.75% (Base Rate + 7.50%), 7/10/15(h)	Chemicals	14,500,000		14,500,000	3,335,290
Bankruptcy Management Solutions, Inc., Second Lien, 6.48% (LIBOR + 6.25%), 7/31/13	Financial Services	24,187,500		24,187,500	17,802,000
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 14.50% (13.50% cash, 1.00% PIK), 6/29/12(i)	Discount Stores	13,602,460	(j)	13,211,257	12,975,113
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 14.50% (13.50% cash, 1.00% PIK), 7/1/12(i)	Discount Stores	18,697,540	(j)	17,511,078	17,835,208
Berlin Packaging L.L.C., Second Lien, 6.76% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,492,840	22,680,000
Champion Energy Corporation et al., First Lien, 14.50%, 5/22/11	Heating and Oil Services	30,000,000		30,000,000	30,210,000
Custom Direct, Inc. et al., Second Lien, 6.31% (LIBOR + 6.00%), 12/31/14	Printing	10,000,000		10,000,000	7,990,000
Deluxe Entertainment Services Group Inc., Second Lien, 11.00% (LIBOR + 9.00%), 11/11/13	Entertainment	12,000,000		12,000,000	11,148,000
Electrical Components International, Inc., First Lien, 9.25% (Base Rate + 6.00%), 5/1/14	Electronics	2,974,210		2,052,126	2,562,460
Electrical Components International, Inc., Second Lien, 11.50% (Base Rate + 8.25%), 5/1/14(h)	Electronics	26,000,000		22,891,103	8,874,840
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,217,840		3,217,840	2,622,540
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	34,321,490		34,321,490	10,000,012
Facet Technologies, LLC, Guaranty(k)	Medical Devices	—		—	(225,000)

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)	Personal Fitness	$7,022,559	$7,022,559	$5,807,656
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,325,862	3,324,445	3,026,535
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,258,858	2,258,680	1,951,653
HIT Entertainment, Inc., Second Lien, 5.78% (LIBOR + 5.50%), 2/26/13	Entertainment	1,000,000	1,000,000	550,000
InterMedia Outdoors, Inc., Second Lien, 7.00% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,520,000
Isola USA Corp., First Lien, 13.00% (Base Rate + 9.75%), 12/18/12	Electronics	10,901,316	10,002,294	10,138,224
Isola USA Corp., Second Lien, 17.75% (Base Rate + 14.50%), 12/18/13	Electronics	25,000,000	25,000,000	22,050,000
LJVH Holdings Inc., Second Lien, 5.75% (LIBOR + 5.50%), 1/19/15(i)	Specialty Coffee	25,000,000	25,000,000	22,700,000
MCCI Group Holdings, LLC, Second Lien, 7.51% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,961,307	28,710,000
Navilyst Medical, Inc., Second Lien, 12.25%, 8/14/15	Healthcare Services	15,000,000	14,802,935	14,700,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,752,695	35,000,000
Oriental Trading Company, Inc., Second Lien, 6.24% (LIBOR + 6.00%), 1/31/14	Party Supplies and Novelties	3,000,000	3,000,000	802,500
Penton Media, Inc. et al., Second Lien, 5.28% (LIBOR + 5.00%), 2/1/14(e)	Information Services	26,000,000	25,680,299	4,290,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	15,759,000
PQ Corporation, Second Lien, 6.74% (LIBOR + 6.50%), 7/30/15	Specialty Chemicals	10,000,000	8,970,517	8,520,000
Premier Yachts, Inc. et al., Term A, First Lien, 3.98% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	5,973,418	5,960,283	5,973,418
Premier Yachts, Inc. et al., Term B, First Lien, 7.23% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	1,265,983	1,263,002	1,265,983
Sunrise Medical LTC LLC et al., Second Lien, 6.74% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,097,600
Total Safety U.S., Inc., Second Lien, 6.74% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,514,000
United Subcontractors, Inc., First Lien, 1.76% (LIBOR + 1.50%), 6/30/15(e)	Building and Construction	1,626,814	1,617,669	1,447,864
Water Pik, Inc., Second Lien, 5.73% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 6.54% (LIBOR + 6.25%), 6/7/13	Software	20,000,000	20,000,000	17,000,000

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Limited Partnership/Limited Liability Company Interests—2.4%
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	$5,333,333	$—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(d)(h)	Financial Services	1,750	1,650,005	—
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	346,654
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	250,000
Prism Business Media Holdings LLC (Penton Media)(e)(l)	Information Services	68	14,943,201	515,870
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	479
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	4,198,939
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,167,857

Total Limited Partnership/Limited Liability Company Interests			35,375,700	13,082,528

Equity Warrants/Options—0.2%(l)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	770,160
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	136,373
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	75,141
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	43,073
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—

Total Equity Warrants/Options			1,053,450	1,024,747

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,058,729,289	850,651,331
UNEARNED INCOME—(0.7)%			(3,909,286)	(3,909,286)

TOTAL INVESTMENTS—156.9%			$1,054,820,003	846,742,045
OTHER ASSETS & LIABILITIES (NET)—(56.9)%				(307,179,283)

NET ASSETS—100.0%				$539,562,762

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.6% of net assets at December 31, 2009.
(e)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$5,716,023	$—	$(3,572,448)	$(2,143,575)	$—	†	$—	$27,617	$—
BKC ASW Blocker, Inc.
Common Stock	16,399	—	(5,883)	(10,516)	—	†	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,537,280	—	(408,000)	(12,240)	5,117,040		12,240	—	1,110,885
Common Stock	6,095,000	—	—	(1,095,000)	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	—	2,521,202	—	999,960	3,521,162		—	773,581	—
MGHC Holding Corporation
Common Stock	—	2,285,815	—	(2,285,815)	—		—	—	—
Penton Media, Inc.
Senior Secured Loan	18,226,000	78,211	—	(14,014,211)	4,290,000		—	1,437,763	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	4,730,000	—	—	(4,214,130)	515,870		—	—	—
United Subcontractors, Inc.
Senior Secured Loan	—	1,617,669	—	(169,805)	1,447,864		—	16,210	—
USI Senior Holdings, Inc.
Common Stock	—	6,926,008	—	(23,955)	6,902,053		—	—	—
Less: Unearned Income	(305,622)	305,622	—	—	—		—	—	—

Totals	$40,015,080	$13,734,527	$(3,986,331)	$(22,969,287)	$26,793,989		$12,240	$2,255,171	$1,110,885

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2009.
†	Investment moved out of the non-controlled, affiliated category into the controlled category during the year.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2009 represents 5.0% of net assets.

(f)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 9% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2009 of all contracts within the specified loan facility.
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009	Net Realized Loss**	Interest/Other Income**
Al Solutions, Inc.
Senior Secured Loan	$—	$147,418	$2,582	$150,000	$—	$5,821
Subordinated Debt	—	71,373	(71,373)	—	(13,395,134)	71,373
American SportWorks LLC
Senior Secured Loan	—	3,572,448	(310,187)	3,262,261	—	78,075
BKC ASW Blocker, Inc.
Common Stock	—	5,883	157,406	163,289	—	—
Fitness Together Franchise Corporation
Senior Secured Loan	6,496,555	140,615	(829,514)	5,807,656	—	808,583
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—	—
Preferred Stock Series A-1	—	—	—	—	—	—
Preferred Stock Series B Convertible	4,700,000	—	(3,921,000)	779,000	—	—
Common Stock	—	—	—	—	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	(10,826,867)	—
Preferred Stock Series B Convertible	—	—	—	—	(14,725,535)	—
Common Stock	—	—	—	—	(3,608,956)	—
Less: Unearned Income	—	(249,930)	—	(249,930)	—	—

Totals	$11,196,555	$3,687,807	$(4,972,086)	$9,912,276	$(42,556,492)	$963,852

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2009. There was no dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2009 represents 1.8% of net assets.

(h)	Non-accrual status (in default) at December 31, 2009 and therefore non-income producing. At December 31, 2009, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 3.5% and 6.5% of total debt investments at fair value and amortized cost, respectively.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Principal amount is denominated in Canadian dollars.
(k)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. The maximum amount of potential future payments under this guaranty is $6,000,000 at December 31, 2009 with an expiration of December 2011.
(l)	Non-income producing equity securities at December 31, 2009.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2010.

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

The significant accounting policies consistently followed by the Company are:

(a)

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company generally obtains market quotations from an independent pricing service or one or more broker-dealers or market makers and utilizes the average of the range of bid and ask quotations as a practical expedient for fair value. However, debt investments with remaining maturities within 60 days are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for substantially all of the investments in its portfolio, the Company expects to value substantially all of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the

Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”), defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820-10 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

Transfers between levels, if any, represent the value as of the beginning of the period of any investment where a change in the pricing level occurred from the beginning to the end of the period.

The Company’s valuation policy is consistent with ASC 820-10. In accordance with this valuation policy, the Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value.

(b)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(c)	Gains or losses on the sale of investments are calculated using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income are recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income is accrued only to the extent that the portfolio company valuation indicates that the PIK income is likely to be collected. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(e)	The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains). The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated excess taxable income as required.

The Company holds 100% of the common stock of certain companies as indicated in the accompanying schedules of investments. These wholly owned companies are recorded at fair value in the statements of assets and liabilities, net of any applicable income tax liabilities. An income tax provision has been provided at the wholly owned company level on all income of such companies, included realized and unrealized gains. Such wholly owned companies are held in connection with the Company’s election to be taxed as a RIC. In general, these wholly owned companies earn income that, if earned directly by the Company, would not be qualifying income for purposes of the Company qualifying as a RIC. Dividends from these wholly owned companies and gains from the sale of their stock are qualifying income for this purpose. The Company makes investments in securities in accordance with its investment policies through these wholly owned companies.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 to require new disclosures with regard to transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements within the Level 3 fair value rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 of the applicable additional disclosure requirements of ASU 2010-06 did not materially impact the Company’s financial statements.

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

For the three months ended March 31, 2010 and 2009, the Advisor earned $4,322,471 and $4,748,218, respectively, in base management fees from the Company.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2010 and 2009 was determined by reference to the four quarter periods ended on March 31, 2010 and 2009, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

The hurdle rate for each measurement period is 2.0% multiplied by the Company’s net asset values at the beginning of each calendar quarter during the measurement period, calculated after giving effect to any distributions that occurred during the measurement period. A portion of the Incentive Fee is based on the Company’s income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income. For each trailing four quarters’ period, the Company pays the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

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

Periodic Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each annual period, the Company pays the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

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

For the three months ended March 31, 2010 and 2009, the Advisor earned $493,951 and zero, respectively, in Incentive Fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2010 and 2009, the Company incurred $398,664 and $346,794, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three months ended March 31, 2010 and 2009 were $1,358,769 and $340,622, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2010 and 2009, the Company incurred $215,786 and $180,249, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

For the three months ended March 31, 2010 and 2009, the Company incurred $49,171 and $54,839, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the three months ended March 31, 2009, the Advisor purchased 65,201 shares of the Company’s common stock in the open market for $242,583, including brokerage commissions. There were no such purchases during the three months ended March 31, 2010.

At March 31, 2010 and December 31, 2009, the Advisor owned directly approximately 469,000 and 555,000 shares, respectively, of the Company’s common stock, representing approximately 0.8% and 1.0% of the total shares outstanding. At March 31, 2010 and December 31, 2009, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately 2,022,000 and 2,611,000 shares, respectively, of the Company’s common stock, representing approximately 3.6% and 4.6% of the total shares outstanding. An entity affiliated with the Administrator and PGIS has ownership and financial interests in the Advisor.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Numerator for basic and diluted net increase (decrease) in net assets per share	$30,483,051	$(4,067,070)
Denominator for basic and diluted weighted average shares	56,597,028	55,242,972
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$0.54	$(0.07)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended March 31, 2010 and 2009 totaled $16,441,543 and $15,273,560, respectively. Sales/repayments of investments for the three months ended March 31, 2010 and 2009 totaled $72,676,277 and $720,366, respectively.

At March 31, 2010 investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$54,649,048	$48,265,219
Unsecured debt	122,944,364	74,829,359
Subordinated debt	145,933,531	136,778,883
Senior secured loans:
First lien	117,337,454	110,711,213
Second/other priority lien	442,156,469	379,047,770

Total senior secured loans	559,493,923	489,758,983

Preferred stock	13,190,382	6,123,040
Common stock	31,658,855	24,489,162
Limited partnership/limited liability company interests	29,482,499	21,938,853
Equity warrants/options	2,668,710	3,804,892

Total investments including unearned income	960,021,312	805,988,391
Unearned income	(2,659,253)	(2,659,253)

Total investments	$957,362,059	$803,329,138

At December 31, 2009, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$54,634,954	$48,407,746
Unsecured debt	171,308,101	126,984,798
Subordinated debt	146,516,172	133,232,136
Senior secured loans:
First lien	119,531,264	115,409,425
Second/other priority lien	496,846,524	387,743,569

Total senior secured loans	616,377,788	503,152,994

Preferred stock	12,590,382	5,896,040
Common stock	20,872,742	18,870,342
Limited partnership/limited liability company interests	35,375,700	13,082,528
Equity warrants/options	1,053,450	1,024,747

Total investments including unearned income	1,058,729,289	850,651,331
Unearned income	(3,909,286)	(3,909,286)

Total investments	$1,054,820,003	$846,742,045

The industry composition of the portfolio at fair value at March 31, 2010 and December 31, 2009 was as follows:

Industry	March 31, 2010	December 31, 2009
Business Services	13.8%	12.6%
Healthcare	10.9	10.0
Other Services	10.0	9.4
Electronics	8.8	8.5
Manufacturing	7.6	7.6
Financial Services	6.4	4.6
Consumer Products	6.1	6.0
Distribution	5.6	4.8
Retail	4.8	4.6
Metals	4.4	4.1
Printing, Publishing and Media	4.2	3.2
Beverage, Food and Tobacco	4.1	4.0
Chemicals	3.7	4.4
Utilities	3.7	3.6
Containers and Packaging	3.1	2.7
Entertainment and Leisure	1.5	2.6
Building and Real Estate	1.0	1.0
Transportation	0.3	6.3

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2010 was United States 92.3%, Canada 7.7% and United Kingdom and other less than 0.1%, and at December 31, 2009 was United States 93.7%, Canada 6.3% and United Kingdom and other less than 0.1%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

At March 31, 2010, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2010	Unrealized Depreciation
Canadian dollar	April 21, 2010	32,075,000 Sold	$30,302,887	$31,591,704	$(1,288,817)

At December 31, 2009, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2009	Unrealized Appreciation
Canadian dollar	January 27, 2010	795,444 Purchased	$(759,501)	$(760,561)	$1,060
Canadian dollar	January 27, 2010	31,500,000 Sold	30,316,883	30,118,610	198,273
Canadian dollar	January 27, 2010	800,000 Sold	769,582	764,917	4,665

Total			$30,326,964	$30,122,966	$203,998

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

7. Credit facility and borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only permitted to borrow such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. At March 31, 2010, the Company’s asset coverage for borrowed amounts was 311%. On December 28, 2007, the Company amended and restated its Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”). Under the amended Credit Facility, the lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $545,000,000 outstanding, at any one time, consisting of $400,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. The Credit Facility has a stated maturity date of December 6, 2010 and is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The term loans under the facility mature on the termination date of the Credit Facility, have been fully drawn and, once repaid, may not be reborrowed. Subject to certain exceptions, the interest rate payable under the facility is LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The Credit Facility also includes an “accordion” feature that allows the Company to increase the size of the credit facility under certain circumstances to a maximum of $1,000,000,000 with respect to the revolving loans and $395,000,000 with respect to the term loans. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. See Note 12.

At March 31, 2010, the Company had $253,500,000 drawn on the credit facility versus $296,000,000 at December 31, 2009. The weighted average annual interest cost for the three months ended March 31, 2010 and 2009 was 1.53% and 1.66%, respectively, exclusive of 0.175% in commitment fees and of other prepaid expenses related to establishing the credit facility.

The average debt outstanding on the credit facility during the three months ended March 31, 2010 and 2009 was $260,746,667 and $432,311,196, respectively. The maximum amounts borrowed during the three months ended March 31, 2010 and 2009 were $314,000,000 and $433,680,000, respectively. The remaining amount available under the facility was $291,500,000 at March 31, 2010.

At March 31, 2010, the Company was in compliance with all financial and operational covenants required by the Credit Facility.

8. Capital stock

As a closed-end investment company regulated as a BDC under the 1940 Act, the Company is prohibited from selling shares of its common stock at a price below the current net asset value of the stock, or NAV, unless the Company’s stockholders approve such a sale and its Board of Directors makes certain determinations. On February 8, 2010, subject to certain Board of Director determinations, the Company’s stockholders approved the ability to sell or otherwise issue shares of the Company’s common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which the Company’s common stock would be issued and sold may not be less than a price that, in the determination of the Company’s Board of Directors, closely approximates the market value of such common stock. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on NAV.

In August 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In May 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. The repurchase plan is expected to be in effect through the earlier of June 30, 2010 or until the approved number of shares has been repurchased. During the three months ended March 31, 2009, the Company purchased a total of 501,364 shares of its common stock on the open market for $1,877,658, including brokerage commissions. There were no such purchases during the three months ended March 31, 2010. Since inception of the repurchase plan through March 31, 2010, the Company has purchased 961,679 shares of its common stock on the open market for $5,425,900, including brokerage commissions. At March 31, 2010, the total number of remaining shares authorized for repurchase was 1,794,971. The Company currently holds the shares it repurchased in treasury. See Note 12.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. At March 31, 2010 and December 31, 2009, the maximum amount of potential future payments under such guarantees was $6,000,000, with an expiration of December 2011. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments. The potential liability under such guarantees is reflected at fair value in the Company’s schedules of investments.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s credit facility payable were $253,500,000 and $247,796,000 at March 31, 2010 and $296,000,000 and $287,120,000 at December 31, 2009, respectively.

The following tables summarize the fair values of the Company’s cash and cash equivalents, investments and forward foreign currency contracts based on the inputs used at March 31, 2010 and December 31, 2009 in determining such fair values:

Valuation Inputs, March 31, 2010	Cash and Cash Equivalents	Senior Secured Notes	Unsecured Debt	Subordi- nated Debt	Senior Secured Loans	Preferred Stock	Common Stock	Limited Partnership/ Limited Liability Company Interests	Equity Warrants/ Options	Forward Foreign Currency Contracts	Total
Level 1 - Price quotations	$7,251,627	$—	$—	$—	$—	$—	$—	$—	$—	$—	$7,251,627
Level 2 - Significant other observable inputs	—	—	—	—	—	—	—	—	—	(1,288,817)	(1,288,817)
Level 3 - Significant unobservable inputs	—	48,265,219	74,641,210	135,569,589	488,497,173	6,123,040	24,489,162	21,938,853	3,804,892	—	803,329,138

Fair value at March 31, 2010	$7,251,627	$48,265,219	$74,641,210	$135,569,589	$488,497,173	$6,123,040	$24,489,162	$21,938,853	$3,804,892	$(1,288,817)	$809,291,948

Valuation Inputs, December 31, 2009	Cash and Cash Equivalents	Senior Secured Notes	Unsecured Debt	Subordi- nated Debt	Senior Secured Loans	Preferred Stock	Common Stock	Limited Partnership/ Limited Liability Company Interests	Equity Warrants/ Options	Forward Foreign Currency Contracts	Total
Level 1 - Price quotations	$5,807,901	$—	$—	$—	$—	$—	$—	$—	$—	$—	$5,807,901
Level 2 - Significant other observable inputs	—	—	—	—	—	—	—	—	—	203,998	203,998
Level 3 - Significant unobservable inputs	—	48,407,746	126,312,042	131,337,094	501,811,506	5,896,040	18,870,342	13,082,528	1,024,747	—	846,742,045

Fair value at December 31, 2009	$5,807,901	$48,407,746	$126,312,042	$131,337,094	$501,811,506	$5,896,040	$18,870,342	$13,082,528	$1,024,747	$203,998	$852,753,944

In determining the fair values of the Company’s forward foreign currency contracts at March 31, 2010 and December 31, 2009, the Company used unadjusted indicative price quotations for similar assets (Level 2). The following tables summarize the valuation techniques used at March 31, 2010 and December 31, 2009 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used in determining fair value:

Valuation Techniques, March 31, 2010	Senior Secured Notes	Unsecured Debt	Subordi- nated Debt	Senior Secured Loans	Preferred Stock	Common Stock	Limited Partnership/ Limited Liability Company Interests	Equity Warrants/ Options	Total
Market approach, income approach or both, utilizing one or more third-party valuation firms	$48,265,219	$74,641,210	$135,569,589	$484,767,509	$6,123,040	$24,489,162	$21,938,853	$3,804,892	$799,599,474
Broker quote(s) for identical assets	—	—	—	3,729,664	—	—	—	—	3,729,664

Fair value at March 31, 2010	$48,265,219	$74,641,210	$135,569,589	$488,497,173	$6,123,040	$24,489,162	$21,938,853	$3,804,892	$803,329,138

Valuation Techniques, December 31, 2009	Senior Secured Notes	Unsecured Debt	Subordi- nated Debt	Senior Secured Loans	Preferred Stock	Common Stock	Limited Partnership/ Limited Liability Company Interests	Equity Warrants/ Options	Total
Market approach, income approach or both, utilizing one or more third-party valuation firms	$48,407,746	$126,312,042	$131,337,094	$497,768,966	$5,896,040	$18,870,342	$13,082,528	$1,024,747	$842,699,505
Broker quote(s) for identical assets	—	—	—	4,042,540	—	—	—	—	4,042,540

Fair value at December 31, 2009	$48,407,746	$126,312,042	$131,337,094	$501,811,506	$5,896,040	$18,870,342	$13,082,528	$1,024,747	$846,742,045

The following are reconciliations for the three months ended March 31, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Senior Secured Notes	Unsecured Debt	Subordi- nated Debt	Senior Secured Loans	Preferred Stock	Common Stock	Limited Partnership/ Limited Liability Company Interests	Equity Warrants/ Options	Total
Fair value at December 31, 2009	$48,407,746	$126,312,042	$131,337,094	$501,811,506	$5,896,040	$18,870,342	$13,082,528	$1,024,747	$846,742,045
Amortization of premium/discount - net	14,094	489,537	681,810	497,055	—	—	—	—	1,682,496
Net realized gain (loss)	—	—	358	(28,488,423)	—	—	(14,426,995)	—	(42,915,060)
Net change in unrealized appreciation or depreciation	(156,621)	(3,791,702)	4,129,389	43,489,853	(373,000)	(5,167,293)	14,749,526	1,164,885	54,045,037
Net purchases, sales or redemptions	—	(48,368,667)	(579,062)	(28,812,818)	600,000	10,786,113	8,533,794	1,615,260	(56,225,380)
Net transfers in or out of Level 3	—	—	—	—	—	—	—	—	—

Fair value at March 31, 2010	$48,265,219	$74,641,210	$135,569,589	$488,497,173	$6,123,040	$24,489,162	$21,938,853	$3,804,892	$803,329,138

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2010.

	Senior Secured Notes	Unsecured Debt	Subordi- nated Debt	Senior Secured Loans	Preferred Stock	Common Stock	Limited Partnership/ Limited Liability Company Interests	Equity Warrants/ Options	Total
Net change in unrealized appreciation or depreciation for the three months ended March 31, 2010 on investments held at March 31, 2010	$(156,621)	$(4,680,013)	$(718,731)	$21,162,640	$(373,000)	$(5,167,293)	$322,531	$1,164,885	$11,554,398
Net unrealized depreciation on investments held at March 31, 2010	(6,383,830)	(48,115,005)	(9,154,646)	(69,734,941)	(7,067,342)	(7,169,693)	(7,543,646)	1,136,182	(154,032,921)

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010	Three months ended March 31, 2009
Per Share Data:
Net asset value, beginning of period	$9.55	$9.23

Net investment income	0.36	0.43
Net realized and unrealized gain (loss)	0.18	(0.50)

Total from investment operations	0.54	(0.07)
Dividend distributions to stockholders from net investment income	(0.32)	(0.16)
Purchases of treasury stock at prices below net asset value	—	0.04

Net increase (decrease) in net assets	0.22	(0.19)

Net asset value, end of period	$9.77	$9.04

Market price, end of period	$9.96	$4.19

Total return(1)(2)	27.01%	(54.77)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	4.62%	4.79%
Ratio of credit facility related expenses to average net assets(3)	0.95%	1.59%

Ratio of total expenses to average net assets(3)	5.57%	6.38%
Ratio of net investment income to average net assets(3)	14.98%	18.80%
Net assets, end of period	$552,953,567	$495,519,468
Average debt outstanding	$260,746,667	$432,311,196
Weighted average shares outstanding	56,597,028	55,242,972
Average debt per share(4)	$4.61	$7.83
Portfolio turnover(2)	9%	*

*	Less than 1%.
(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

The Company has reviewed subsequent events occurring through the date that these financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these notes to financial statements.

On April 20, 2010, the Company entered into an agreement to amend its Credit Facility. The amendment extends through December 6, 2013 certain existing lenders’ commitments totaling $300 million, consisting of $200 million of revolving loan commitments and $100 million of term loan commitments. Subsequent to the amendment becoming effective, the Company received a binding commitment from a new lender of $50 million, subject to definitive documentation. The addition of this revolving loan commitment would bring the total commitments that extend through December 2013 to $350 million. Non-extending lender commitments of $245 million, consisting of $200 million of revolving loan commitments and $45 million of term loan commitments, mature on December 6, 2010 unless they are extended prior to that date. Pricing for outstanding borrowings made by non-extending lenders will remain at LIBOR plus 0.875% with respect to revolving loans and LIBOR plus 1.50% with respect to term loans. The pricing for outstanding borrowings made by extending lenders and the new lender is reset to LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. On May 5, 2010, the effective LIBOR spread under the Credit Facility was 2.34%. Additionally, the Company is required to pay a commitment fee of 0.50% on any unused portion of the commitments of the extending lenders and the new lender. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. In connection with the amendment of the Credit Facility, the Company paid structuring and arrangement fees of approximately $6.5 million. The Credit Facility includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the facility from its current level by up to an additional $300 million of revolving loan commitments and $250 million of term loan commitments. The Company expects to approach new lenders to solicit additional commitments to its Credit Facility.

On May 5, 2010, the Company’s Board of Directors declared a dividend of $0.32 per share, payable on July 2, 2010 to stockholders of record at the close of business on May 17, 2010.

On May 5, 2010, the Company’s Board of Directors approved an extension of the Company’s share repurchase plan to June 30, 2011, with 1,794,971 shares remaining authorized for repurchase.

From April 1 to May 5, 2010, the Company’s purchases of investments totaled approximately $58 million and sales and repayments of investments totaled approximately $144 million. At May 5, 2010, borrowings under the Credit Facility were $245 million.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies are further described in the notes to the financial statements and in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. See Note 2 to the financial statements in this Quarterly Report for a description of recently issued accounting pronouncements.

Financial and operating highlights

At March 31, 2010:

Investment Portfolio: $810.6 million

Net Assets: $553.0 million

Net Indebtedness (borrowings less cash and cash equivalents): $246.2 million

Net Asset Value per share: $9.77

Portfolio Activity for the Three Months Ended March 31, 2010:

Cost of investments during period: $16.4 million

Sales, repayments and other exits during period: $72.7 million

Number of portfolio companies at end of period: 55

Operating Results for the Three Months Ended March 31, 2010:

Net investment income before Incentive Fees per share: $0.37

Net investment income per share: $0.36

Net investment income per share, as adjusted1: $0.30

Dividends declared per share: $0.32

Net increase in net assets from operations per share: $0.54

Net investment income before Incentive Fees: $20.8 million

Net investment income: $20.3 million

Net investment income, as adjusted1: $16.8 million

Net realized and unrealized gains: $10.2 million

Net increase in net assets from operations: $30.5 million

As adjusted amounts are non-GAAP basis financial measures that refer to GAAP basis amounts adjusted for incremental incentive management fee expense that reflects the difference between the estimated amount of incentive management fees that we expect to incur at the end of the year with respect to the reported period’s operating results versus the actual amount that we are legally obligated to pay at the end of the reported period. Management believes that reflecting estimated incentive fees throughout the year, as the related investment income is earned, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. The presentation of this additional information is not meant to be considered in isolation or as a substitute for financial results prepared in accordance with GAAP. Reconciliations of as adjusted amounts to the most directly comparable GAAP financial measures are set forth in “Results of operations—Supplemental information” below.

Portfolio and investment activity

During the three months ended March 31, 2010, we invested approximately $16.4 million across five existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($1.5 million, or 9% of the total) or second liens ($5.0 million, or 31%), unsecured or subordinated debt securities ($4.5 million, or 27%) and equity securities ($5.4 million, or 33%). Additionally, we received proceeds from sales/repayments of investment principal of approximately $72.7 million during the three months ended March 31, 2010.

At March 31, 2010, our net portfolio of $811 million (at fair value) consisted of 55 portfolio companies and was invested 60% in senior secured loans, 26% in unsecured or subordinated debt securities, 7% in equity investments, 6% in senior secured notes and 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $17.4 million. Our largest portfolio company investment by value was approximately $59.1 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at March 31, 2010. At December 31, 2009, our net portfolio of $853 million (at fair value) consisted of 57 portfolio companies and was invested 59% in senior secured loans, 30% in unsecured or subordinated debt securities, 6% in senior secured notes, 5% in equity investments and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $18.5 million at December 31, 2009. Our largest portfolio company investment by value was approximately $56.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2009.

The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.6% at March 31, 2010 and 11.2% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.3% and 13.9%, respectively, at March 31, 2010, versus 9.4% and 14.2% at December 31, 2009. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At March 31, 2010, 42% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 58% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 5% at March 31, 2010. At December 31, 2009, 41% of our debt investments bore interest based on floating rates and 59% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 5% at December 31, 2009.

The Advisor employs a grading system for our entire portfolio. The Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans

[1]	Non-GAAP basis financial measure. See “Results of operations—Supplemental information” below.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.45 at March 31, 2010 versus 1.46 at December 31, 2010. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Grade 1	$524,460,771	$553,361,682
Grade 2	222,313,206	224,552,728
Grade 3	39,118,057	51,207,962
Grade 4	20,096,357	21,528,959

Total investments including unearned income	805,988,391	850,651,331
Unearned income	(2,659,253)	(3,909,286)

Total investments	$803,329,138	$846,742,045

Results of operations

Results comparisons for the three months ended March 31, 2010 and 2009.

Investment income

Investment income totaled $27,799,099 and $31,811,300, respectively, for the three months ended March 31, 2010 and 2009, of which $14,994,235 and $17,841,510 were attributable to interest and fees on senior secured loans, $11,998,827 and $13,185,401 to interest earned on other debt securities, $805,808 and $778,416 to dividends from preferred equity securities, and $229 and $5,973 to interest earned on cash equivalents, respectively. The decrease in investment income for the three months ended March 31, 2010 primarily reflects a reduction in the size of our portfolio due to sales and repayments, as well as the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Total investments at their current cost basis were $957,362,059 at March 31, 2010, compared to $1,251,186,989 at March 31, 2009. Three-month LIBOR averaged 0.26% during the three months ended March 31, 2010, compared to 1.24% during the three months ended March 31, 2009.

Expenses

Expenses for the three months ended March 31, 2010 and 2009 were $7,533,834 and $8,059,918, respectively, which consisted of $4,322,471 and $4,748,218 in base management fees, $493,951 and zero in incentive management fees, $1,122,254 and $1,836,389 in interest expense and fees related to the Credit Facility, $398,664 and $346,794 in Advisor expenses, $257,723 and $229,108 in administrative services, $203,266 and $232,050 in professional fees, $168,292 and $168,292 in amortization of debt issuance costs, $152,408 and $129,361 in insurance expenses, $95,837 and $95,292 in director fees and $318,968 and $274,414 in other expenses, respectively. The decrease in base management fees reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). The increase in incentive management fees is due to continued strong investment earnings, without the substantial net capital depreciation (including net realized and unrealized gains and losses) that had occurred in the prior period. The decrease in interest expense and fees related to the Credit Facility is mainly a result of reduced borrowing levels and lower prevailing levels of LIBOR. Total borrowings were $253,500,000 at March 31, 2010, compared to $421,500,000 at March 31, 2009.

Net investment income

Net investment income was $20,265,265 and $23,751,382 for the three months ended March 31, 2010 and 2009, respectively. Net investment income, as adjusted,2 totaled $16,764,179 and $19,134,617, or $0.30 per share and $0.35 per share, respectively, for the three months ended March 31, 2010 and 2009. The decrease is primarily a result of a decline in interest income, which was partially offset by a decrease in interest and other expenses.

Net realized gain or loss

Net realized loss of $(42,363,323) for the three months ended March 31, 2010 was the result of $(42,915,060) in net losses realized from the disposition or restructuring of our investments and $551,737 in net gains realized on foreign currency transactions. Net realized loss on investments for the three months ended March 31, 2010 resulted primarily from the restructuring of our investments in Penton Media Inc. and Arclin US Holdings Inc. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency gains mainly represent gains on forward currency contracts used to hedge our investments denominated in foreign currencies. For the three months ended March 31, 2009, net realized gain was $2,128,328.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2010 and 2009, the change in net unrealized depreciation was a decrease (increase) in net unrealized depreciation of $52,581,109 and $(29,946,780), respectively. The decrease in net unrealized depreciation for the three months ended March 31, 2010 was comprised of a decrease (increase) in net unrealized depreciation on investments of $54,045,037 and on foreign currency translation of $(1,463,928). The decrease in net unrealized depreciation on investments for the three months ended March 31, 2010 includes $42,490,639 relating to reversals of prior periods’ net unrealized depreciation as a result of investment restructurings and dispositions. The decrease in net unrealized depreciation during the first quarter of 2010 was primarily a result of the reversals described above and improved capital market conditions. The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The increase in net unrealized depreciation for the three months ended March 31, 2009 was comprised of increases in net unrealized depreciation on investments of $(29,258,527) and on foreign currency translation of $(688,253).

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended March 31, 2010 and 2009 was an increase of $30,483,051 and a decrease of $(4,067,070), respectively. The net increase or decrease in net assets resulting from operations, as adjusted,2 for the three months ended March 31, 2010 and 2009 was an increase of $26,981,965 and a decrease of $(8,683,835), respectively. As compared to the prior period, the increase primarily reflects the decrease in net unrealized depreciation on investments, net of realized gains and losses, for the three months ended March 31, 2010.

Supplemental information

We report our financial results on a GAAP basis; however, management believes that evaluating our ongoing operating results may be enhanced if investors have additional non-GAAP basis financial measures. Management reviews non-GAAP financial measures to assess ongoing operations and, for the reasons described below, considers them to be effective indicators, for both management and investors, of our financial performance over time. Management does not advocate that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We record our liability for Incentive Fees as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter is based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the current fiscal quarter. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to

[2]	Non-GAAP basis financial measure. See “Results of operations—Supplemental information” below.

reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become, and currently is expected to be, concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilize for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an estimate of each quarter’s incremental Incentive Fee that we expect we will become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the financial statements in this Quarterly Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our financial statements as follows:

	Three months ended March 31, 2010	Three months ended March 31, 2009
GAAP Basis:
Net Investment Income	$20,265,265	$23,751,382
Net Increase (Decrease) in Net Assets from Operations	30,483,051	(4,067,070)
Net Asset Value at end of period	552,953,567	495,519,468
Less: Incremental Incentive Fee expense using existing formula as applied to current period operating results	(3,501,086)	(4,616,765)
As Adjusted:
Net Investment Income	$16,764,179	$19,134,617
Net Increase (Decrease) in Net Assets from Operations	26,981,965	(8,683,835)
Net Asset Value at end of period	549,452,481	490,902,703

Per Share Amounts, GAAP Basis:
Net Investment Income	$0.36	$0.43
Net Increase (Decrease) in Net Assets from Operations	0.54	(0.07)
Net Asset Value at end of period	9.77	9.04

Per Share Amounts, As Adjusted:
Net Investment Income	$0.30	$0.35
Net Increase (Decrease) in Net Assets from Operations	0.48	(0.16)
Net Asset Value at end of period	9.71	8.96

Financial condition, liquidity and capital resources

During the three months ended March 31, 2010, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities during the three months ended March 31, 2010 was $60,967,798. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $30,483,051 and sales/repayments of investments (net of purchases) of $56,234,734.

We used $59,551,914 for financing activities during the three months ended March 31, 2010, consisting of $17,051,914 of dividend distributions and $42,500,000 of net repayments under our Credit Facility.

Our senior secured, multi-currency Credit Facility provides us with $545,000,000 in total availability, consisting of $400,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an aggregate amount not to exceed $1,000,000,000 with respect to revolving loans and $395,000,000 with respect to term loans. The interest rate applicable to borrowings under the Credit Facility is generally LIBOR plus 87.5 basis points with respect to revolving loans and LIBOR plus 150 basis points with respect to term loans. The term loans have been fully drawn and mature on December 6, 2010, the termination date of the Credit Facility, and term loans, once repaid, may not be reborrowed. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At March 31, 2010, we had $253,500,000 drawn and outstanding under the Credit Facility, with $291,500,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. See “Recent developments” below.

At March 31, 2010, we had $7,251,627 in cash and cash equivalents.

The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, repayment of indebtedness and other general corporate purposes.

Our shelf registration permits us to offer, from time to time, up to $1 billion of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights. As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On February 8, 2010, subject to certain Board of Director determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which our common stock would be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such common stock. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on our NAV.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at March 31, 2010 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Credit Facility Payable(1)	$253.5	$253.5	$—	$—	$—
Interest Payable on Credit Facility	0.2	0.2	—	—	—

(1)	At March 31, 2010, $291.5 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. At March 31, 2010 and December 31, 2009, the maximum amount of potential future payments under such guarantees was $6,000,000, with an expiration of December 2011. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments.

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

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have qualified and elected and intend to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, have made and intend to continue to make the requisite distributions to its stockholders which will relieve us from federal income taxes. Therefore, no provision has been recorded for federal income taxes. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. We will accrue excise tax on estimated undistributed taxable income as required.

In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our income (both ordinary income and net capital gains).

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2010 and 2009, dividends reinvested pursuant to our dividend reinvestment plan totaled $1,020,149 and zero, respectively.

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

Income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the three months ended March 31, 2010 and 2009, these fees totaled $27,500 and zero, respectively. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Recent developments

On April 20, 2010, we entered into an agreement to amend our Credit Facility. The amendment extends through December 6, 2013 certain existing lenders’ commitments totaling $300 million, consisting of $200 million of revolving loan commitments and $100 million of term loan commitments. Subsequent to the amendment becoming effective, we received a binding commitment from a new lender of $50 million, subject to definitive documentation. The addition of this revolving loan commitment would bring the total commitments that extend through December 2013 to $350 million. Non-extending lender commitments of $245 million, consisting of $200 million of revolving loan commitments and $45 million of term loan commitments, mature on December 6, 2010 unless they are extended prior to that date. Pricing for outstanding borrowings made by non-extending lenders will remain at LIBOR plus 0.875% with respect to revolving loans and LIBOR plus 1.50% with respect to term loans. The pricing for outstanding borrowings made by extending lenders and the new lender is reset to LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. On May 5, 2010, the effective LIBOR spread under the Credit Facility was 2.34%. Additionally, we are required to pay a commitment fee of 0.50% on any unused portion of the commitments of the extending lenders and the new lender. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. In connection with the amendment of the Credit Facility, we paid structuring and arrangement fees of approximately $6.5 million. The Credit Facility includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility from its current level by up to an additional $300 million of revolving loan commitments and $250 million of term loan commitments. We expect to approach new lenders to solicit additional commitments to our Credit Facility

On May 5, 2010, our Board of Directors declared a dividend of $0.32 per share, payable on July 2, 2010 to stockholders of record at the close of business on May 17, 2010.

On May 5, 2010, our Board of Directors approved an extension of our share repurchase plan to June 30, 2011, with 1,794,971 shares remaining authorized for repurchase.

From April 1 to May 5, 2010, our purchases of investments totaled approximately $58 million and sales and repayments of investments totaled approximately $144 million. At May 5, 2010, borrowings under our Credit Facility were $245 million.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2010, 42% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2010, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our March 31, 2010 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $8,100,000, or $0.14 per share, in the value of our net assets at March 31, 2010 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $7,900,000, or $0.14 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2010 and 2009, we did not engage in any interest rate hedging activity.

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

Sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

Date: May 6, 2010	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: May 6, 2010	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer