Form 10-Q
period 2010-06-30
BlackRock Kelso Capital CORP
filed 2010-08-05
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 5, 2010 was 65,510,978.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

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

In addition to factors previously identified elsewhere in the reports BlackRock Kelso Capital Corporation has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital, including our ability to obtain continued financing on favorable terms;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of increased competition;

•	the ability of BlackRock Kelso Capital Advisors LLC, our investment advisor (the “Advisor”), to locate suitable investments for us and to monitor and administer our investments;

•	potential conflicts of interest in the allocation of opportunities between us and other investment funds managed by the Advisor or its affiliates;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	June 30, 2010	December 31, 2009
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $772,076,780 and $963,463,604)	$641,782,785	$810,035,780
Non-controlled, affiliated investments (amortized cost of $63,489,666 and $63,942,195)	58,692,298	26,793,989
Controlled investments (amortized cost of $51,096,865 and $27,414,204)	53,115,874	9,912,276

Total investments at fair value (amortized cost of $886,663,311 and $1,054,820,003)	753,590,957	846,742,045
Cash and cash equivalents	20,384,318	5,048,136
Cash denominated in foreign currency (cost of $909,784 and $759,760)	881,628	759,765
Unrealized appreciation on forward foreign currency contracts	1,383,928	203,998
Receivable for investments sold	695,718	—
Interest receivable	18,353,477	18,441,527
Dividends receivable	8,249,511	6,620,903
Prepaid expenses and other assets	8,854,191	1,710,105

Total Assets	$812,393,728	$879,526,479

Liabilities:
Payable for investments purchased	$272,789	$557,483
Credit facility payable	145,000,000	296,000,000
Interest payable on credit facility	161,351	959,458
Dividend distributions payable	18,157,464	18,072,063
Base management fees payable	4,151,014	4,547,129
Incentive management fees payable	—	16,818,602
Accrued administrative services	220,256	201,728
Other accrued expenses and payables	2,015,058	2,807,254

Total Liabilities	169,977,932	339,963,717

Net Assets:
Common stock, par value $.001 per share, 200,000,000 and 100,000,000 common shares authorized, 66,328,753 and 57,436,875 issued and 65,367,074 and 56,475,196 outstanding	66,329	57,437
Paid-in capital in excess of par	912,913,513	826,617,395
Undistributed net investment income	23,879,992	19,463,949
Accumulated net realized loss	(157,293,763)	(93,279,572)
Net unrealized depreciation	(131,724,375)	(207,870,547)
Treasury stock at cost, 961,679 and 961,679 shares held	(5,425,900)	(5,425,900)

Total Net Assets	642,415,796	539,562,762

Total Liabilities and Net Assets	$812,393,728	$879,526,479

Net Asset Value Per Share	$9.83	$9.55

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$25,008,141	$32,153,777	$50,321,153	$62,489,811
Dividends	541,610	365,547	1,045,255	870,756
Other income	37,500	—	37,500	—
From non-controlled, affiliated investments:
Interest	1,624,132	433,133	3,084,840	914,518
Dividends	314,411	268,207	616,574	541,414
From controlled investments:
Interest	685,161	218,964	904,732	434,429

Total investment income	28,210,955	33,439,628	56,010,054	65,250,928

Expenses:
Base management fees	4,151,014	4,647,032	8,473,485	9,395,250
Incentive management fees	—	—	493,951	—
Interest and credit facility fees	1,699,510	1,712,222	2,821,764	3,548,611
Investment advisor expenses	385,297	340,273	783,961	687,067
Amortization of debt issuance costs	587,884	171,197	756,176	339,489
Administrative services	220,987	201,927	478,710	431,035
Professional fees	192,965	374,516	396,231	606,566
Insurance	182,203	131,864	334,611	261,225
Director fees	91,832	88,863	187,669	184,155
Other	278,626	236,331	597,594	510,745

Net expenses	7,790,318	7,904,225	15,324,152	15,964,143

Net Investment Income	20,420,637	25,535,403	40,685,902	49,286,785

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(20,391,142)	(7,067,506)	(27,086,218)	(7,062,957)
Non-controlled, affiliated investments	—	—	(36,221,865)	12,240
Controlled investments	634	—	2,515	—
Foreign currency	(1,260,360)	(3,598,580)	(708,623)	(1,487,041)

Net realized gain (loss)	(21,650,868)	(10,666,086)	(64,014,191)	(8,537,758)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	3,529,516	12,328,390	19,116,927	(11,043,289)
Non-controlled, affiliated investments	(1,445,753)	(4,687,450)	36,367,741	(8,972,116)
Controlled investments	18,876,805	(748,728)	19,520,937	(2,350,911)
Foreign currency translation	2,604,495	2,060,171	1,140,567	1,371,919

Net change in unrealized appreciation or depreciation	23,565,063	8,952,383	76,146,172	(20,994,397)

Net realized and unrealized gain (loss)	1,914,195	(1,713,703)	12,131,981	(29,532,155)

Net Increase in Net Assets Resulting from Operations	$22,334,832	$23,821,700	$52,817,883	$19,754,630

Net Investment Income Per Share	$0.36	$0.46	$0.71	$0.89

Earnings Per Share	$0.39	$0.43	$0.93	$0.36

Basic and Diluted Weighted-Average Shares Outstanding	57,490,004	55,621,338	57,045,983	55,433,200
Dividends Declared Per Share	$0.32	$0.16	$0.64	$0.32

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Net Increase in Net Assets Resulting from Operations:
Net investment income	$40,685,902	$49,286,785
Net realized gain (loss)	(64,014,191)	(8,537,758)
Net change in unrealized appreciation or depreciation	76,146,172	(20,994,397)

Net increase in net assets resulting from operations	52,817,883	19,754,630

Dividend Distributions to Stockholders from:
Net investment income	(36,269,859)	(17,733,915)

Capital Share Transactions:
Proceeds from shares sold	88,406,250	—
Less offering costs	(4,514,243)	—
Reinvestment of dividends	2,413,003	3,950,579
Purchases of treasury stock	—	(2,234,892)

Net increase in net assets resulting from capital share transactions	86,305,010	1,715,687

Total Increase in Net Assets	102,853,034	3,736,402
Net assets at beginning of period	539,562,762	510,295,501

Net assets at end of period	$642,415,796	$514,031,903

Capital Share Activity:
Shares issued from subscriptions	8,625,000	—
Shares issued from reinvestment of dividends	266,878	932,395
Purchases of treasury stock	—	(583,572)

Total increase in shares	8,891,878	348,823

Undistributed net investment income at end of period	$23,879,992	$35,407,886

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009
Operating Activities:
Net increase in net assets resulting from operations	$52,817,883	$19,754,630
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Proceeds from dispositions of short-term investments—net	358,276	—
Purchases of investments	(144,288,230)	(27,189,886)
Purchases of foreign currency—net	(734,518)	(3,009,782)
Proceeds from sales/repayments of investments	254,025,286	43,908,566
Net change in unrealized appreciation or depreciation on investments	(75,005,605)	22,366,316
Net change in unrealized appreciation or depreciation on foreign currency translation	(1,140,567)	(1,371,919)
Net realized loss (gain) on investments	63,305,568	7,050,717
Net realized loss (gain) on foreign currency	708,623	1,487,041
Amortization of premium/discount—net	(5,229,514)	(2,663,183)
Amortization of debt issuance costs	756,176	339,489
Increase in receivable for investments sold	(695,718)	—
Decrease in interest receivable	88,050	2,495,556
Increase in dividends receivable	(1,628,608)	(1,281,827)
Decrease (increase) in prepaid expenses and other assets	(98,864)	323,683
Increase (decrease) in payable for investments purchased	(284,694)	2,218,689
Decrease in interest payable on credit facility	(798,107)	(515,595)
Decrease in base management fees payable	(396,115)	(1,077,997)
Decrease in incentive management fees payable	(16,818,602)	—
Increase in accrued administrative services payable	18,528	80,328
Decrease in other accrued expenses and payables	(792,196)	(344,846)

Net cash provided by operating activities	124,167,052	62,569,980

Financing Activities:
Net proceeds from issuance of common stock	83,892,007	—
Dividend distributions paid	(33,771,455)	(24,343,892)
Borrowings under credit facility	134,600,000	22,000,000
Repayments under credit facility	(285,600,000)	(72,000,000)
Increase in deferred debt issuance costs	(7,801,398)	—
Purchases of treasury stock	—	(2,234,892)

Net cash used in financing activities	(108,680,846)	(76,578,784)

Effect of exchange rate changes on cash and cash equivalents	(28,161)	3,135

Net increase (decrease) in cash	15,458,045	(14,005,669)
Cash and cash equivalents, beginning of period	5,807,901	15,786,271

Cash and cash equivalents, end of period	$21,265,946	$1,780,602

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$3,162,381	$3,929,854
Taxes	$1,086,264	$484,257
Dividend distributions reinvested	$2,413,003	$3,950,579

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

June 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—13.5%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000	$23,160,604	$19,740,000
American Residential Services L.L.C. et al., Second Lien, 12.00%, 4/15/15, acquired 4/9/10(c)	HVAC/ Plumbing Services	40,000,000	39,822,320	40,000,000
TriMark USA, Inc., Second Lien, 11.50% (LIBOR + 1.75% cash, 2.00% PIK), 11/30/13	Food Service Equipment	31,818,047	31,818,047	27,204,431

Total Senior Secured Notes			94,800,971	86,944,431

Unsecured Debt—1.3%
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	45,866,390	44,599,248	3,944,510
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Financial Services	11,995,758	11,725,114	3,022,931
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Financial Services	8,366,307	7,827,812	1,472,470

Total Unsecured Debt			64,152,174	8,439,911

Subordinated Debt—19.2%
A & A Manufacturing Co., Inc., 18.00% (12.00% cash, 6.00% PIK), 4/2/14	Protective Enclosures	20,821,427	20,821,427	18,510,249
Conney Safety Products, LLC, 16.00%, 10/1/14(d)	Safety Products	30,582,734	29,222,314	29,359,425
Mattress Giant Corporation, 11.00% PIK, 12/31/12(d)	Bedding —Retail	6,066,231	3,257,336	1,674,280
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000	8,053,501	7,352,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,366,867	15,628,104
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,929,162	5,100,000
Sarnova HC, LLC et al., 14.00% (12.00% cash, 2.00% PIK), 4/6/16	Healthcare Products	25,118,056	25,118,056	25,118,056
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	10,943,896	10,943,896	10,648,410
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 12.50% (10.00% cash, 2.50% PIK), 2/5/15	Waste Management Equipment	8,237,300	8,065,555	3,130,174

Total Subordinated Debt			132,778,114	123,520,698

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value(b)
Senior Secured Loans—69.0%(e)
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	$4,206,983		$3,023,434	$1,805,942
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(f)	Metals	135,000		135,000	135,000
American Safety Razor Company, LLC, Second Lien, 10.50% (Base Rate + 7.25%), 1/30/14(g)	Consumer Products	10,000,000		10,000,000	2,000,000
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(f)	Utility Vehicles	8,000,000		8,000,000	6,400,000
AmQuip Crane Rental LLC, Second Lien, 6.13% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,089,541		22,468,559	21,632,408
Applied Tech Products Corp. et al., Tranche A, First Lien, 7.75% (Base Rate + 4.50%), 10/24/10(g)	Plastic Packaging	731,669		731,310	252,907
Arclin US Holdings Inc., Second Lien, 7.76% (LIBOR + 6.00%), 1/15/15(h)	Chemicals	1,885,164		1,206,340	1,836,150
Bankruptcy Management Solutions, Inc., Second Lien, 6.60% (LIBOR + 6.25%), 7/31/13	Financial Services	43,216,385		28,348,965	30,208,253
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 16.00%, 6/29/12(h)	Discount Stores	13,412,952	(i)	13,059,220	12,622,173
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 16.00%, 7/1/12(h)	Discount Stores	18,437,048	(i)	17,284,754	17,350,066
Berlin Packaging L.L.C., Second Lien, 6.96% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,537,531	24,000,000
Electrical Components International, Inc., Tranche B, First Lien, 9.50% (LIBOR + 6.50%), 5/14/15(f)	Electronics	1,649,968		1,649,968	1,649,968
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,170,324		3,170,324	2,567,963
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	37,407,728		36,195,331	9,179,501
Facet Technologies, LLC, Guaranty(j)	Medical Devices	—		—	(240,000)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(f)	Personal Fitness	7,093,352		7,093,352	5,986,789
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,304,931		3,303,694	3,086,806
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,281,667		2,281,511	2,023,843
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	17,352,404		17,352,404	17,352,404
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000		33,000,000	33,000,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
InterMedia Outdoors, Inc., Second Lien, 7.28% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	$10,000,000	$10,000,000	$8,220,000
Isola USA Corp., First Lien, 13.00% (Base Rate + 9.75%), 12/18/12	Electronics	10,901,316	10,152,685	10,901,316
Isola USA Corp., Second Lien, 17.75% (Base Rate + 14.50%), 12/18/13	Electronics	25,000,000	25,000,000	25,000,000
LJVH Holdings Inc., Second Lien, 6.03% (LIBOR + 5.50%), 1/19/15(h)	Specialty Coffee	25,000,000	25,000,000	23,225,000
MCCI Group Holdings, LLC, Second Lien, 8.00% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,966,834	28,797,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,820,324	14,850,000
New Enterprise Stone & Lime Co., Inc., Second Lien, 12.50%, 7/11/14	Mining/ Construction	35,000,000	34,779,790	35,000,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	16,048,000
Premier Yachts, Inc. et al., Term A, First Lien, 4.10% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	5,458,146	5,448,398	5,458,146
Premier Yachts, Inc. et al., Term B, First Lien, 7.35% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	687,342	685,800	687,342
Sunrise Medical LTC LLC et al., Second Lien, 6.85% (LIBOR + 6.50%), 12/28/13	Healthcare Equipment	14,400,000	14,400,000	14,400,000
Total Safety U.S., Inc., Second Lien, 6.85% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,658,000
United Subcontractors, Inc., First Lien, 2.04% (LIBOR + 1.50%), 6/30/15(d)	Building and Construction	1,626,814	1,618,495	1,408,821
Water Pik, Inc., Second Lien, 5.85% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	20,000,000	18,700,000
Wembley, Inc., Second Lien, 8.50% (Base Rate + 5.25%), 8/22/12(g)	Gaming	1,000,000	1,000,000	28,750
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.53% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	3,685,300
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.53% (LIBOR + 7.00%), 3/30/11(g)	Restaurants	8,334,656	8,334,656	5,494,135

Total Senior Secured Loans			494,898,679	443,411,983

Preferred Stock—0.8%
Alpha Media Group Holdings Inc., Series A-2(k)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(g)	Medical Devices	900	900,000	—

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Fitness Together Holdings, Inc., Series A(f)(k)	Personal Fitness	187,500	$173,326	$—
Fitness Together Holdings, Inc., Series A-1(f)(k)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(f)(k)	Personal Fitness	13,263,524	7,600,000	197,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(d)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			13,690,382	5,314,040

Common Stock—9.8%(k)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
Arclin Cayman Holdings Ltd.(h)	Chemicals	450,532	9,722,203	5,320,000
BKC ARS Blocker, Inc. (American Residential)(l)	HVAC/Plumbing Services	1,000	20,798	876,161
BKC ASW Blocker, Inc. (American SportWorks)(f)(m)	Utility Vehicles	1,000	7,428,827	577,117
BKC CSP Blocker, Inc. (Conney Safety)(d)(n)	Safety Products	100	888,910	946,689
BKC DVSH Blocker, Inc. (DynaVox Systems and Sunrise Medical)(o)	Augmentative Communication Products	100	758,068	2,920,256
BKC MTCH Blocker, Inc. (Marquette Transportation)(p)	Transportation	1,000	5,000,000	2,726,000
ECI Holdco, Inc., Class A-1(f)	Electronics	18,848,836	18,848,836	38,170,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(f)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(d)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction	88,330	7,198,797	6,136,043

Total Common Stock			57,370,754	62,672,266

Limited Partnership/Limited Liability Company Interests—3.4%
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	5,333,333	—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)(g)	Financial Services	1,750	1,650,005	—
Penton Business Media Holdings LLC(d)(k)	Information Services	—	9,050,000	9,050,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	$333,333	$345,743
PG Holdco, LLC (Press Ganey), Class A(k)	Healthcare Services	16,667	166,667	216,667
Sentry Security Systems Holdings, LLC(k)	Security Services	147,271	147,271	867
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(k)	Printing/ Publishing	352,941	4,199,161	4,198,939
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,486,449

Total Limited Partnership/Limited Liability Company Interests			29,482,499	21,901,394

Equity Warrants/Options—0.7%(k)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(h)	Chemicals	230,159	403,815	916,823
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(h)	Chemicals	230,159	323,052	1,071,769
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(h)	Chemicals	230,159	484,578	747,423
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(h)	Chemicals	230,159	403,815	909,256
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	728,019
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	112,638
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	53,224
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	26,054
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	—

Total Equity Warrants/Options			2,668,710	4,565,206

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			889,842,283	756,769,929
UNEARNED INCOME—(0.5)%			(3,178,972)	(3,178,972)

TOTAL INVESTMENTS—117.3%			$886,663,311	753,590,957

OTHER ASSETS & LIABILITIES (NET)—(17.3)%				(111,175,161)

NET ASSETS—100.0%				$642,415,796

(a)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 9.2% of net assets at June 30, 2010.
(d)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2010	Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
BKC CSP Blocker, Inc. Common Stock	$—	$888,910	$—	$57,779	$946,689	$—	$—	$—
Conney Safety Products, LLC Subordinated Debt	—	25,205,409	—	4,154,016	29,359,425	—	2,358,336	—
M&M Tradition Holdings Corp.: Preferred Stock	5,117,040	—	—	—	5,117,040	—	—	616,574
Common Stock	5,000,000	—	—	—	5,000,000	—	—	—
Mattress Giant Corporation Subordinated Debt	3,521,162	736,134	—	(2,583,016)	1,674,280	—	736,232	—
MGHC Holding Corporation
Common Stock	—	—	—	—	—	—	—	—
Penton Business Media Holdings LLC Limited Liability Co. Interest	515,870	9,050,000	(14,943,201)	14,427,331	9,050,000	(14,426,995)	—	—
Penton Media, Inc. Senior Secured Loan	4,290,000	14,571	(25,694,870)	21,390,299	—	(21,794,870)	(25,073)	—
United Subcontractors, Inc. Senior Secured Loan	1,447,864	826	—	(39,869)	1,408,821	—	15,345	—
USI Senior Holdings, Inc. Common Stock	6,902,053	272,789	—	(1,038,799)	6,136,043	—	—	—

Totals	$26,793,989	$36,168,639	$(40,638,071)	$36,367,741	$58,692,298	$(36,221,865)	$3,084,840	$616,574

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2010.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at June 30, 2010 represents 9.1% of net assets.

(e)	Approximately 69% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 14% of such senior secured loans have floors of 1.50% to 7.75% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2010 of all contracts within the specified loan facility.
(f)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**		Net Unrealized Gain (Loss)	Fair Value at June 30, 2010	Net Realized Gain (Loss)***	Interest Income***
Al Solutions, Inc. Senior Secured Loan	$150,000	$221	$(12,638)		$(2,583)	$135,000	$2,362	$7,568
American SportWorks LLC Senior Secured Loan	3,262,261	2,000,000	(7,178,673)		8,316,412	6,400,000	153	68,662
BKC ASW Blocker, Inc. Common Stock	163,289	7,353,826	(175,000)		(6,764,998)	577,117	—	—
Electrical Components International, Inc.: Senior Secured Loan Senior Secured Loan Senior Secured Loan	— — —	1,649,968 12,000,000 12,000,000	— (12,000,000 (12,000,000	) )	— — —	1,649,968 — —	— — —	20,900 200,267 200,251
ECI Holdco, Inc. Common Stock	—	18,848,836	—		19,321,164	38,170,000	—	—
Fitness Together Franchise Corporation Senior Secured Loan	5,807,656	70,793	—		108,340	5,986,789	—	407,084
Fitness Together Holdings, Inc.: Preferred Stock Series A Preferred Stock Series A-1 Preferred Stock Series B Convertible Common Stock	— — 779,000 —	— — 1,100,000 —	— — — —		— — (1,682,000 —)	— — 197,000 —	— — — —	— — — —
Less: Unearned Income	(249,930)	(332,948)	358,276		224,602	—	—	—

Totals	$9,912,276	$54,690,696	$(31,008,035)		$19,520,937	$53,115,874	$2,515	$904,732

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2010. There was no dividend income from these securities during the period.

The aggregate fair value of controlled investments (net of unearned income) at June 30, 2010 represents 8.3% of net assets.

(g)	Non-accrual status (in default) at June 30, 2010 and therefore non-income producing. At June 30, 2010, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 1.2% and 2.6% of total debt investments at fair value and amortized cost, respectively.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. The maximum amount of potential future payments under this guaranty is $6,000,000 at June 30, 2010 with an expiration of December 31, 2011.
(k)	Non-income producing equity securities at June 30, 2010.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of each of DynaVox Systems LLC and Sunrise Medical Investors LLC.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Wembley, Inc., Second Lien, 8.50% (Base Rate + 5.25%), 8/22/12(h)	Gaming	$1,000,000	$1,000,000	$67,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.25% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	4,719,650
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.25% (LIBOR + 7.00%), 3/30/11(h)	Restaurants	8,334,656	8,334,656	6,784,379

Total Senior Secured Loans			616,377,788	503,152,994

Preferred Stock—1.1%
Alpha Media Group Holdings Inc., Series A-2(l)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(h)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	11,343,804	6,500,000	779,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(e)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			12,590,382	5,896,040

Common Stock—3.5%(l)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
BKC ARS Blocker, Inc. (American Residential)(m)	HVAC/ Plumbing Services	1,000	192,418	1,610,000
BKC ASW Blocker, Inc. (American SportWorks)(g)(n)	Utility Vehicles	1,000	250,001	163,289
BKC DVSH Blocker, Inc. (DynaVox Systems)(o)	Augmentative Communication Products	100	1,000,000	2,560,000
BKC MTCH Blocker, Inc. (Marquette Transportation)(p)	Transportation	1,000	5,000,000	2,635,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(g)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc. (United Subcontractors)(e)	Building and Construction	79,237	6,926,008	6,902,053

Total Common Stock			20,872,742	18,870,342

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Limited Partnership/Limited Liability Company Interests—2.4%
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	$5,333,333	$—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(d)(h)	Financial Services	1,750	1,650,005	—
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	346,654
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	250,000
Prism Business Media Holdings LLC (Penton Media)(e)(l)	Information Services	68	14,943,201	515,870
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	479
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	4,198,939
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,167,857

Total Limited Partnership/Limited Liability Company Interests			35,375,700	13,082,528

Equity Warrants/Options—0.2%(l)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	770,160
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	136,373
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	75,141
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	43,073
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—

Total Equity Warrants/Options			1,053,450	1,024,747

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,058,729,289	850,651,331
UNEARNED INCOME—(0.7)%			(3,909,286)	(3,909,286)

TOTAL INVESTMENTS—156.9%			$1,054,820,003	846,742,045

OTHER ASSETS & LIABILITIES (NET)—(56.9)%				(307,179,283)

NET ASSETS—100.0%				$539,562,762

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income, and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.6% of net assets at December 31, 2009.
(e)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
American SportWorks LLC Senior Secured Loan	$5,716,023	$—	$(3,572,448)	$(2,143,575)	$—	†	$—	$27,617	$—
BKC ASW Blocker, Inc. Common Stock	16,399	—	(5,883)	(10,516)	—	†	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,537,280	—	(408,000)	(12,240)	5,117,040		12,240	—	1,110,885
Common Stock	6,095,000	—	—	(1,095,000)	5,000,000		—	—	—
Mattress Giant Corporation Subordinated Debt	—	2,521,202	—	999,960	3,521,162		—	773,581	—
MGHC Holding Corporation Common Stock	—	2,285,815	—	(2,285,815)	—		—	—	—
Penton Media, Inc. Senior Secured Loan	18,226,000	78,211	—	(14,014,211)	4,290,000		—	1,437,763	—
Prism Business Media Holdings LLC Limited Liability Co. Interest	4,730,000	—	—	(4,214,130)	515,870		—	—	—
United Subcontractors, Inc. Senior Secured Loan	—	1,617,669	—	(169,805)	1,447,864		—	16,210	—
USI Senior Holdings, Inc. Common Stock	—	6,926,008	—	(23,955)	6,902,053		—	—	—
Less: Unearned Income	(305,622)	305,622	—	—	—		—	—	—

Totals	$40,015,080	$13,734,527	$(3,986,331)	$(22,969,287)	$26,793,989		$12,240	$2,255,171	$1,110,885

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2009.
†	Investment moved out of the non-controlled, affiliated category into the controlled category during the year.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2009 represents 5.0% of net assets.

(f)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 9% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2009 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these financial statements.

(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

Controlled Investments	Fair Value at December 31, 2008		Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009	Net Realized Loss**		Interest/Other Income**
Al Solutions, Inc. Senior Secured Loan Subordinated Debt	$	— —	$147,418 71,373	$2,582 (71,373)	$150,000 —	$	— (13,395,134)	$5,821 71,373
American SportWorks LLC Senior Secured Loan		—	3,572,448	(310,187)	3,262,261		—	78,075
BKC ASW Blocker, Inc. Common Stock		—	5,883	157,406	163,289		—	—
Fitness Together Franchise Corporation Senior Secured Loan		6,496,555	140,615	(829,514)	5,807,656		—	808,583
Fitness Together Holdings, Inc.: Preferred Stock Series A Preferred Stock Series A-1 Preferred Stock Series B Convertible Common Stock		— — 4,700,000 —	— — — —	— — (3,921,000 —)	— — 779,000 —		— — — —	— — — —
Tygem Holdings, Inc.: Preferred Stock		—	—	—	—		(10,826,867)	—
Preferred Stock Series B Convertible		—	—	—	—		(14,725,535)	—
Common Stock		—	—	—	—		(3,608,956)	—
Less: Unearned Income		—	(249,930)	—	(249,930)		—	—

Totals		$11,196,555	$3,687,807	$(4,972,086)	$9,912,276		$(42,556,492)	$963,852

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2009. There was no dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2009 represents 1.8% of net assets.

(h)	Non-accrual status (in default) at December 31, 2009 and therefore non-income producing. At December 31, 2009, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 3.5% and 6.5% of total debt investments at fair value and amortized cost, respectively.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Principal amount is denominated in Canadian dollars.
(k)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. The maximum amount of potential future payments under this guaranty is $6,000,000 at December 31, 2009 with an expiration of December 31, 2011.
(l)	Non-income producing equity securities at December 31, 2009.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

On June 22, 2010, the Company closed an add-on public offering and sold 7,500,000 shares of its common stock at a price of $10.25 per share receiving net proceeds of approximately $73 million. On June 28, 2010, the underwriters of the add-on offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 1,125,000 shares of common stock at a price of $10.25 per share resulting in net proceeds of approximately $11 million.

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

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

The Company holds 100% of the common stock of certain companies as indicated in the accompanying schedules of investments. These wholly owned companies are recorded at fair value in the statements of assets and liabilities, net of any applicable income tax liabilities. An income tax provision has been provided at the wholly owned company level on all income of such companies, including realized and unrealized gains. Such wholly owned companies are held in connection with the Company’s election to be taxed as a RIC. In general, these wholly owned companies earn income that, if earned directly by the Company, would not be qualifying income for purposes of the Company qualifying as a RIC. Dividends from these wholly owned companies and gains from the sale of their stock are qualifying income for this purpose. The Company makes investments in securities in accordance with its investment policies through these wholly owned companies.

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

(h)	Recently Issued Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 to require new disclosures with regard to transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements within the Level 3 fair value rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 of the applicable additional disclosure requirements of ASU 2010-06 did not materially impact the Company’s financial statements. The adoption of the additional disclosure requirements, which will be effective in 2011, is not expected to materially impact the Company’s financial statement disclosures.

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

For the three and six months ended June 30, 2010, the Advisor earned $4,151,014 and $8,473,485, respectively, in base management fees from the Company. For the three and six months ended June 30, 2009, the Advisor earned $4,647,032 and $9,395,250, respectively, in such fees from the Company.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended June 30, 2010 and 2009 was determined by reference to the four quarter periods ended on June 30, 2010 and 2009, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

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

For the three and six months ended June 30, 2010, the Advisor earned zero and $493,951, respectively, in Incentive Fees from the Company. For the three and six months ended June 30, 2009, the Advisor earned no incentive fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2010, the Company incurred $385,297 and $783,961, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement. Reimbursements to the Advisor for the three and six months ended June 30, 2009 were $340,273 and $687,067, respectively.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three and six months ended June 30, 2010 were $356,428 and $1,715,197, respectively. Reimbursements to the Advisor for the three and six months ended June 30, 2009 were $333,945 and $674,568, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2010, the Company incurred $175,581 and $391,367, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2009, the Company incurred $153,726 and $333,975, respectively, in such expenses.

The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. PNC Global Investment Servicing Inc. (“PGIS”), until recently a subsidiary of PNC, provides

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, until recently another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PGIS provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. For the services provided to the Company by PGIS and its affiliates, PGIS is entitled to an annual fee of 0.02% of the Company’s average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. PFPC Trust Company may charge the Company additional fees for cash overdraft balances or for sweeping excess cash balances.

For the three and six months ended June 30, 2010, the Company incurred $60,584 and $109,755, respectively, for administrative, accounting, custodian and transfer agency services fees payable to PGIS and its affiliates under the related agreements. For the three and six months ended June 30, 2009, the Company incurred $55,590 and $110,429, respectively, for such fees payable to PGIS and its affiliates.

Effective July 1, 2010, PGIS and PFPC Trust Company were acquired by subsidiaries of The Bank of New York Mellon Corporation and will no longer be considered related parties of the Company as of and after that date.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the six months ended June 30, 2009, the Advisor purchased 80,867 shares of the Company’s common stock in the open market for $312,322, including brokerage commissions. There were no such purchases during the six months ended June 30, 2010.

At June 30, 2010 and December 31, 2009, the Advisor owned directly approximately 470,000 and 555,000 shares, respectively, of the Company’s common stock, representing approximately 0.7% and 1.0% of the total shares outstanding. At June 30, 2010 and December 31, 2009, other entities affiliated with the Administrator and PGIS beneficially owned indirectly approximately 1,867,000 and 2,611,000 shares, respectively, of the Company’s common stock, representing approximately 2.9% and 4.6% of the total shares outstanding. An entity affiliated with the Administrator and PGIS has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Numerator for basic and diluted net increase in net assets per share	$22,334,832	$23,821,700	$52,817,883	$19,754,630
Denominator for basic and diluted weighted average shares	57,490,004	55,621,338	57,045,983	55,433,200
Basic/diluted net increase in net assets per share resulting from operations	$0.39	$0.43	$0.93	$0.36

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended June 30, 2010 and 2009 totaled $127,846,687 and $11,916,326, respectively, and for the six months ended June 30, 2010 and 2009 totaled $144,288,230 and $27,189,886, respectively. Sales/repayments of investments for the three months ended June 30, 2010 and 2009 totaled $181,349,009 and $43,188,200, respectively, and for six months ended June 30, 2010 and 2009 totaled $254,025,286 and $43,908,566, respectively.

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

At June 30, 2010, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$94,800,971	$86,944,431
Unsecured debt	64,152,174	8,439,911
Subordinated debt	132,778,114	123,520,698
Senior secured loans:
First lien	102,175,005	92,468,921
Second/other priority lien	392,723,674	350,943,062

Total senior secured loans	494,898,679	443,411,983

Preferred stock	13,690,382	5,314,040
Common stock	57,370,754	62,672,266
Limited partnership/limited liability company interests	29,482,499	21,901,394
Equity warrants/options	2,668,710	4,565,206

Total investments including unearned income	889,842,283	756,769,929
Unearned income	(3,178,972)	(3,178,972)

Total investments	$886,663,311	$753,590,957

At December 31, 2009, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$54,634,954	$48,407,746
Unsecured debt	171,308,101	126,984,798
Subordinated debt	146,516,172	133,232,136
Senior secured loans:
First lien	119,531,264	115,409,425
Second/other priority lien	496,846,524	387,743,569

Total senior secured loans	616,377,788	503,152,994

Preferred stock	12,590,382	5,896,040
Common stock	20,872,742	18,870,342
Limited partnership/limited liability company interests	35,375,700	13,082,528
Equity warrants/options	1,053,450	1,024,747

Total investments including unearned income	1,058,729,289	850,651,331
Unearned income	(3,909,286)	(3,909,286)

Total investments	$1,054,820,003	$846,742,045

The industry composition of the portfolio at fair value at June 30, 2010 and December 31, 2009 was as follows:

Industry	June 30, 2010	December 31, 2009
Consumer Products	12.2%	6.0%
Healthcare	11.5	10.0
Electronics	10.4	8.5
Other Services	10.2	9.4
Manufacturing	7.6	7.6
Distribution	7.3	4.8
Business Services	7.0	12.6
Financial Services	6.6	4.6
Retail	4.9	4.6
Metals	4.6	4.1
Beverage, Food and Tobacco	4.3	4.0
Chemicals	4.0	4.4
Containers and Packaging	3.2	2.7
Printing, Publishing and Media	3.1	3.2
Entertainment and Leisure	1.7	2.6
Building and Real Estate	1.0	1.0
Transportation	0.4	6.3
Utilities	—	3.6

Total	100.0%	100.0%

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

The geographic composition of the portfolio at fair value at June 30, 2010 was United States 92.2% and Canada 7.8%, and at December 31, 2009 was United States 93.7%, Canada 6.3% and United Kingdom and other less than 0.1%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

6. Foreign currency transactions

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with creditworthy counterparties.

At June 30, 2010, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2010	Unrealized Appreciation
Canadian dollar	July 28, 2010	31,850,000 Sold	$31,367,103	$29,983,175	$1,383,928
At December 31, 2009, details of open forward foreign currency contracts were as follows:
Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2009	Unrealized Appreciation
Canadian dollar	January 27, 2010	795,444 Purchased	$(759,501)	$(760,561)	$1,060
Canadian dollar	January 27, 2010	31,500,000 Sold	30,316,883	30,118,610	198,273
Canadian dollar	January 27, 2010	800,000 Sold	769,582	764,917	4,665

Total			$30,326,964	$30,122,966	$203,998

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

7. Credit facility and borrowings

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on December 28, 2007, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $545,000,000 outstanding, at any one time, consisting of $400,000,000

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

in revolving loan commitments and $145,000,000 in term loan commitments. On April 20, 2010, the Company amended the Credit Facility to extend through December 6, 2013 certain existing lenders’ commitments. These extended commitments, together with the addition of commitments from new lenders, total $375,000,000, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. Non-extending lender commitments of $245,000,000, consisting of $200,000,000 of revolving loan commitments and $45,000,000 of term loan commitments, mature on December 6, 2010 unless extended prior to such date. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings made by extending lenders and new lenders is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. Pricing for outstanding borrowings made by non-extending lenders remains at LIBOR plus 0.875% with respect to revolving loans and LIBOR plus 1.50% with respect to term loans. The Credit Facility does not contain a LIBOR floor requirement. At June 30, 2010, the effective LIBOR spread under the Credit Facility was 2.53%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At June 30, 2010, the Company had $145,000,000 drawn on the Credit Facility versus $296,000,000 at December 31, 2009. The average debt outstanding on the Credit Facility during the three and six months ended June 30, 2010 was $220,993,407 and $240,760,221, respectively. The maximum amounts borrowed during the three and six months ended June 30, 2010 were $275,700,000 and $314,000,000, respectively, and during the three and six months ended June 30, 2009 were $429,500,000 and $434,000,000. The remaining amount available under the Credit Facility was $475,000,000 at June 30, 2010, of which $245,000,000 expires December 6, 2010.

The weighted average annual interest cost under the Credit Facility for the three and six months ended June 30, 2010 was 2.51% and 1.98%, respectively, and for the three and six months ended June 30, 2009 was 1.55% and 1.66%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50% to extending lenders and new lenders and 0.17% to non-extending lenders. Commitment fees incurred for the three and six months ended June 30, 2010 were $300,788 and $426,540, respectively, and for the three and six months ended June 30, 2009 were $55,276 and $104,589.

The April 2010 amendment to the Credit Facility did not substantially change the financial and operational covenants required under the previous agreement. At June 30, 2010, the Company was in compliance with all such covenants.

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

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2010, the repurchase plan was further extended through the earlier of June 30, 2011 or until the approved number of shares has been repurchased. During the three and six months ended June 30, 2009, the Company purchased a total of 82,208 and 583,572 shares of its common stock on the open market for $357,233 and $2,234,892, respectively, including brokerage commissions. There were no such purchases during the three and six months ended June 30, 2010. Since inception of the repurchase plan through June 30, 2010, the Company has purchased 961,679 shares of its common stock on the open market for $5,425,900, including brokerage commissions. At June 30, 2010, the total number of remaining shares authorized for repurchase was 1,794,971. The Company currently holds the shares it repurchased in treasury.

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

On June 7, 2010, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The amendment was effective on that date.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. At June 30, 2010 and December 31, 2009, the maximum amount of potential future payments under such guarantees was $6,000,000, with an expiration of December 31, 2011. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments. The potential liability under such guarantees is reflected at fair value in the Company’s schedules of investments.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s Credit Facility payable were $145,000,000 and $145,000,000 at June 30, 2010 and $296,000,000 and $287,120,000 at December 31, 2009, respectively.

The following tables summarize the fair values of the Company’s cash and cash equivalents, investments and forward foreign currency contracts based on the inputs used at June 30, 2010 and December 31, 2009 in determining such fair values:

		Fair Value Inputs at June 30, 2010
	Fair Value at June 30, 2010	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$86,944,431	$—	$—	$86,944,431
Unsecured debt	8,260,675	—	—	8,260,675
Subordinated debt	122,465,964	—	—	122,465,964
Senior secured loans	441,466,981	—	—	441,466,981
Preferred stock	5,314,040	—	—	5,314,040
Common stock	62,672,266	—	—	62,672,266
Limited partnership/limited liability company interests	21,901,394	—	—	21,901,394
Equity warrants/options	4,565,206	—	—	4,565,206

Total investments	753,590,957	—	—	753,590,957
Forward foreign currency contracts	1,383,928	—	1,383,928	—
Cash and cash equivalents	21,265,946	21,265,946	—	—

Total	$776,240,831	$21,265,946	$1,383,928	$753,590,957

		Fair Value Inputs at December 31, 2009
	Fair Value at December 31, 2009	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$48,407,746	$—	$—	$48,407,746
Unsecured debt	126,312,042	—	—	126,312,042
Subordinated debt	131,337,094	—	—	131,337,094
Senior secured loans	501,811,506	—	—	501,811,506
Preferred stock	5,896,040	—	—	5,896,040
Common stock	18,870,342	—	—	18,870,342
Limited partnership/limited liability company interests	13,082,528	—	—	13,082,528
Equity warrants/options	1,024,747	—	—	1,024,747

Total investments	846,742,045	—	—	846,742,045
Forward foreign currency contracts	203,998	—	203,998	—
Cash and cash equivalents	5,807,901	5,807,901	—	—

Total	$852,753,944	$5,807,901	$203,998	$846,742,045

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

In determining the fair values of the Company’s forward foreign currency contracts at June 30, 2010 and December 31, 2009, the Company used unadjusted indicative price quotations for similar assets (Level 2). The following tables summarize the valuation techniques used at June 30, 2010 and December 31, 2009 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used in determining fair value:

		Valuation Techniques at June 30, 2010
	Fair Value at June 30, 2010	Broker Quote(s) for Identical Assets	Market Approach, Income Approach or Both, Utilizing One or More Third-Party Valuation Firms
Senior secured notes	$86,944,431	$—	$86,944,431
Unsecured debt	8,260,675	—	8,260,675
Subordinated debt	122,465,964	—	122,465,964
Senior secured loans	441,466,981	2,596,713	438,870,268
Preferred stock	5,314,040	—	5,314,040
Common stock	62,672,266	—	62,672,266
Limited partnership/limited liability company interests	21,901,394	—	21,901,394
Equity warrants/options	4,565,206	—	4,565,206

Total investments	$753,590,957	$2,596,713	$750,994,244

		Valuation Techniques at December 31, 2009
	Fair Value at December 31, 2009	Broker Quote(s) for Identical Assets	Market Approach, Income Approach or Both, Utilizing One or More Third-Party Valuation Firms
Senior secured notes	$48,407,746	$—	$48,407,746
Unsecured debt	126,312,042	—	126,312,042
Subordinated debt	131,337,094	—	131,337,094
Senior secured loans	501,811,506	4,042,540	497,768,966
Preferred stock	5,896,040	—	5,896,040
Common stock	18,870,342	—	18,870,342
Limited partnership/limited liability company interests	13,082,528	—	13,082,528
Equity warrants/options	1,024,747	—	1,024,747

Total investments	$846,742,045	$4,042,540	$842,699,505

The following are reconciliations for the three months ended June 30, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in or out of (Level 3)	Fair Value at June 30, 2010
Senior secured notes	$48,265,219	$20,492	$—	$(1,472,710)	$40,131,430	$—	$86,944,431
Unsecured debt	74,641,210	78,451	—	(7,597,259)	(58,861,727)	—	8,260,675
Subordinated debt	135,569,589	960,846	—	(102,768)	(13,961,703)	—	122,465,964
Senior secured loans	488,497,173	2,128,953	(21,452,437)	18,248,245	(45,954,953)	—	441,466,981
Preferred stock	6,123,040	—	—	(1,309,000)	500,000	—	5,314,040
Common stock	24,489,162	—	1,061,929	12,471,205	24,649,970	—	62,672,266
Limited partnership/limited liability company interests	21,938,853	—	—	(37,459)	—	—	21,901,394
Equity warrants/ options	3,804,892	—	—	760,314	—	—	4,565,206

Total investments	$803,329,138	$3,188,742	$(20,390,508)	$20,960,568	$(53,496,983)	$—	$753,590,957

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

The following are reconciliations for the six months ended June 30, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2009	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in or out of (Level 3)	Fair Value at June 30, 2010
Senior secured notes	$48,407,746	$34,586	$—	$(1,629,331)	$40,131,430	$—	$86,944,431
Unsecured debt	126,312,042	567,988	—	(11,388,961)	(107,230,394)	—	8,260,675
Subordinated debt	131,337,094	1,642,656	358	4,026,620	(14,540,764)	—	122,465,964
Senior secured loans	501,811,506	2,626,008	(49,940,860)	61,738,099	(74,767,772)	—	441,466,981
Preferred stock	5,896,040	—	—	(1,682,000)	1,100,000	—	5,314,040
Common stock	18,870,342	—	1,061,929	7,303,912	35,436,083	—	62,672,266
Limited partnership/ limited liability company interests	13,082,528	—	(14,426,995)	14,712,067	8,533,794	—	21,901,394
Equity warrants/ options	1,024,747	—	—	1,925,199	1,615,260	—	4,565,206

Total investments	$846,742,045	$4,871,238	$(63,305,568)	$75,005,605	$(109,722,363)	$—	$753,590,957

All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2010.

	Net Change in Unrealized Appreciation or Depreciation for the Six Months Ended June 30, 2010 on Investments Held at June 30, 2010	Net Unrealized Depreciation on Investments Held at June 30, 2010
Senior secured notes	$(1,629,331)	$(7,856,540)
Unsecured debt	(13,540,110)	(55,712,264)
Subordinated debt	4,976,620	(9,257,415)
Senior secured loans	14,736,320	(51,486,696)
Preferred stock	(1,682,000)	(8,376,342)
Common stock	7,681,325	5,301,512
Limited partnership/limited liability company interests	285,072	(7,581,105)
Equity warrants/options	1,925,199	1,896,496

Total investments	$12,753,095	$(133,072,354)

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2010 and 2009.

	Six months ended June 30, 2010	Six months ended June 30, 2009
Per Share Data:
Net asset value, beginning of period	$9.55	$9.23

Net investment income	0.71	0.89
Net realized and unrealized gain (loss)	0.22	(0.53)

Total from investment operations	0.93	0.36
Dividend distributions to stockholders from net investment income	(0.64)	(0.32)
Issuance of stock at prices below net asset value	(0.01)	(0.08)
Purchases of treasury stock at prices below net asset value	—	0.05

Net increase in net assets	0.28	0.01

Net asset value, end of period	$9.83	$9.24

Market price, end of period	$9.87	$6.23

Total return(1)(2)	24.32%	(34.43)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	4.20%	4.76%
Ratio of credit facility related expenses to average net assets(3)	1.28%	1.53%

Ratio of total expenses to average net assets(3)	5.48%	6.29%
Ratio of net investment income to average net assets(3)	14.54%	19.41%
Net assets, end of period	$642,415,796	$514,031,903
Average debt outstanding	$240,760,221	$428,185,814
Weighted average shares outstanding	57,045,983	55,433,200
Average debt per share(4)	$4.22	$7.72
Portfolio turnover(2)	33%	3%

BlackRock Kelso Capital Corporation

Notes to Financial Statements (Unaudited)—Continued

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On August 4, 2010, the Company’s Board of Directors declared a dividend of $0.32 per share, payable on October 1, 2010 to stockholders of record at the close of business on September 17, 2010.

In addition to the subsequent events included in these notes to the financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosures.

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

On July 25, 2005, we completed a private placement of 35,366,589 shares of our common stock at a price of $15.00 per share that raised approximately $529 million in net proceeds. On July 2, 2007, we completed an initial public offering of 10,000,000 shares of our common stock at a price of $16.00 per share that raised approximately $150 million in net proceeds. On June 22, 2010, we closed an add-on public offering and sold 7,500,000 shares of our common stock at a price of $10.25 per share receiving approximately $73 million in net proceeds. On June 28, 2010, the underwriters of the add-on offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 1,125,000 shares of common stock at a price of $10.25 per share resulting in approximately $11 million of net proceeds.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies are further described in the notes to the financial statements and in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 12, 2010. See Note 2 to the financial statements in this Quarterly Report for a description of recently issued accounting pronouncements.

Financial and operating highlights

At June 30, 2010:

Investment Portfolio: $774.9 million

Net Assets: $642.4 million

Net Indebtedness (borrowings less cash and cash equivalents): $123.7 million

Net Asset Value per share: $9.83

Portfolio Activity for the Three Months Ended June 30, 2010:

Cost of investments during period: $127.8 million

Sales, repayments and other exits during period: $181.3 million

Number of portfolio companies at end of period: 51

Operating Results for the Three Months Ended June 30, 2010:

Net investment income before Incentive Fees per share: $0.36

Net investment income per share: $0.36

Dividends declared per share: $0.32

Net increase in net assets from operations per share: $0.39

Net investment income before Incentive Fees: $20.4 million

Net investment income: $20.4 million

Net realized and unrealized gains: $1.9 million

Net increase in net assets from operations: $22.3 million

Portfolio and investment activity

During the three months ended June 30, 2010, we invested approximately $127.8 million across one new and several existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($17.8 million, or 14% of the total) or second liens ($34.5 million, or 27%), senior secured notes ($45.1 million, or 35%), equity securities ($19.1 million, or 15%) and unsecured or subordinated debt securities ($11.3 million, or 9%). Additionally, we received proceeds from sales/repayments of investment principal of approximately $181.3 million during the three months ended June 30, 2010.

At June 30, 2010, our net portfolio of $775 million (at fair value) consisted of 51 portfolio companies and was invested 57% in senior secured loans, 17% in unsecured or subordinated debt securities, 12% in equity investments, 11% in senior secured notes and 3% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $17.4 million. Our largest portfolio company investment by value was approximately $50.4 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at June 30, 2010. At December 31, 2009, our net portfolio of $853 million (at fair value) consisted of 57 portfolio companies and was invested 59% in senior secured loans, 30% in unsecured or subordinated debt securities, 6% in senior secured notes, 5% in equity investments and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $18.5 million at December 31, 2009. Our largest portfolio company investment by value was approximately $56.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2009.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.4% at June 30, 2010 and 13.7% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.2% and 15.1%, respectively, at June 30, 2010, versus 11.6% and 17.2% at December 31, 2009. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.5% at June 30, 2010 and 11.2% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.0% and 11.3%, respectively, at June 30, 2010, versus 9.4% and 14.2% at December 31, 2009. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At June 30, 2010, 51% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 49% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 10% at June 30, 2010. At December 31, 2009, 41% of our debt investments bore interest based on floating rates and 59% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 5% at December 31, 2009.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.35 at June 30, 2010 versus 1.46 at December 31, 2009. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Grade 1	$537,937,638	$553,361,682
Grade 2	187,965,987	224,552,728
Grade 3	13,434,902	51,207,962
Grade 4	17,431,402	21,528,959

Total investments including unearned income	756,769,929	850,651,331
Unearned income	(3,178,972)	(3,909,286)

Total investments	$753,590,957	$846,742,045

Results comparisons for the three months ended June 30, 2010 and 2009.

Investment income

Investment income totaled $28,210,955 and $33,439,628, respectively, for the three months ended June 30, 2010 and 2009, of which $15,576,232 and $19,179,036 were attributable to interest and fees on senior secured loans, $11,738,087 and $13,622,931 to interest earned on other debt securities, $856,021 and $633,754 to dividends from preferred equity securities, $3,115 and $3,907 to interest earned on cash equivalents and $37,500 and zero to other income, respectively. The decrease in investment income for the three months ended June 30, 2010 primarily reflects a reduction in the size of our portfolio due to sales, repayments and restructurings, as well as the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Total investments at their current cost basis were $886,663,311 at June 30, 2010, compared to $1,216,208,699 at June 30, 2009.

Expenses

Expenses for the three months ended June 30, 2010 and 2009 were $7,790,318 and $7,904,225, respectively, which consisted of $4,151,014 and $4,647,032 in base management fees, $1,699,510 and $1,712,222 in interest expense and fees related to the Credit Facility, $385,297 and $340,273 in Advisor expenses, $587,884 and $171,197 in amortization of debt issuance costs, $220,987 and $201,927 in administrative services, $192,965 and $374,516 in professional fees, $182,203 and $131,864 in insurance expenses, $91,832 and $88,863 in director fees and $278,626 and $236,331 in other expenses, respectively. The decrease in base management fees reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). The increase in amortization of debt issuance costs reflects the incurrence of structuring and arrangement fees in connection with the amendment of our Credit Facility in April 2010. The decrease in professional fees reflects lower fees for legal and accounting services.

Net investment income

Net investment income was $20,420,637 and $25,535,403 for the three months ended June 30, 2010 and 2009, respectively. The decrease is primarily a result of a decline in interest income.

Net realized gain or loss

Net realized loss of $(21,650,868) for the three months ended June 30, 2010 was the result of $(20,390,508) in net losses realized from the disposition or restructuring of our investments and $(1,260,360) in net loss realized on foreign currency transactions. Net realized loss on investments for the three months ended June 30, 2010 resulted primarily from the restructuring of our investment in Electrical Components International, Inc. Foreign currency losses mainly represent losses on forward currency contracts used to hedge our investments denominated in foreign currencies. For the three months ended June 30, 2009, net realized loss was $(10,666,086), which was comprised of $(7,067,506) in net losses realized from the disposition or restructuring of our investments and $(3,598,580) in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2010 and 2009, the change in net unrealized appreciation was a decrease in net unrealized depreciation of $23,565,063 and $8,952,383, respectively. The decrease in net unrealized depreciation for the three months ended June 30, 2010 was comprised of a decrease in net unrealized depreciation on investments of $20,960,568 and a net unrealized foreign currency translation gain of $2,604,495. The decrease in net unrealized depreciation on investments for the three months ended June 30, 2010 includes $16,219,514 relating to reversals of prior periods’ net unrealized depreciation as a result of investment restructurings and dispositions. The decrease in net unrealized depreciation during the second quarter of 2010 was primarily a result of the reversals described above and changes in capital market conditions. The valuations of our investments were favorably impacted by increased multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the three months ended June 30, 2009 was comprised of increases in net unrealized appreciation on investments of $6,892,212 and a net unrealized foreign currency translation gain of $2,060,171.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended June 30, 2010 and 2009 was an increase of $22,334,832 and $23,821,700, respectively. As compared to the prior period, the increase primarily reflects the decrease in net unrealized depreciation on investments, net of realized gains and losses, for the three months ended June 30, 2010.

Results comparisons for the six months ended June 30, 2010 and 2009.

Investment income

Investment income totaled $56,010,054 and $65,250,928, respectively, for the six months ended June 30, 2010 and 2009, of which $30,570,467 and $37,020,547 were attributable to interest and fees on senior secured loans, $23,736,914 and $26,808,331 to interest earned on other debt securities, $1,661,829 and $1,412,170 to dividends from preferred equity securities, $3,344 and $9,880 to interest earned on cash equivalents and $37,500 and zero to other income, respectively. The decrease in investment income for the six months ended June 30, 2010 primarily reflects a reduction in the size of our portfolio due to sales, repayments and restructurings, as well as the impact of lower levels of LIBOR on interest income from our floating rate debt investments, which generally bear interest based on LIBOR. Total investments at their current cost basis were $886,663,311 at June 30, 2010, compared to $1,216,208,699 at June 30, 2009.

Expenses

Expenses for the six months ended June 30, 2010 and 2009 were $15,324,152 and $15,964,143, respectively, which consisted of $8,473,485 and $9,395,250 in base management fees, $493,951 and zero in incentive management fees, $2,821,764 and $3,548,611 in interest expense and fees related to the Credit Facility, $783,961 and $687,067 in Advisor expenses, $756,176 and $339,489 in amortization of debt issuance costs, $478,710 and $431,035 in administrative services, $396,231 and $606,566 in professional fees, $334,611 and $261,225 in insurance expenses, $187,669 and $184,155 in director fees and $597,594 and $510,745 in other expenses, respectively. The decrease in base management fees reflects a decline in the quarterly portfolio values on which the fees are paid (in arrears). The increase in incentive management fees is due to continued strong investment earnings, without the substantial net capital depreciation (including net realized and unrealized gains and losses) that had occurred in the prior period. The decrease in interest expense and fees related to the Credit Facility is mainly a result of reduced borrowing levels and lower prevailing levels of LIBOR. Total borrowings were $145,000,000 at June 30, 2010, compared to $376,000,000 at June 30, 2009. The increase in amortization of debt issuance costs reflects the incurrence of structuring and arrangement fees in connection with the amendment of our Credit Facility in April 2010. The decrease in professional fees reflects lower fees for legal and accounting services.

Net investment income

Net investment income was $40,685,902 and $49,286,785 for the six months ended June 30, 2010 and 2009, respectively. The decrease is primarily a result of a decline in interest income.

Net realized gain or loss

Net realized loss of $(64,014,191) for the six months ended June 30, 2010 was the result of $(63,305,568) in net losses realized from the disposition or restructuring of our investments and $(708,623) in net loss realized on foreign currency transactions. Net realized loss on investments for the six months ended June 30, 2010 resulted primarily from the restructuring of our investments in Penton Media Inc., Arclin US Holdings Inc and Electrical Components International, Inc. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency losses mainly represent losses on forward currency contracts used to hedge our investments denominated in foreign currencies. For the six months ended June 30, 2009, net realized loss was $(8,537,758), which was comprised of $(7,050,717) in net losses realized from the disposition or restructuring of our investments and $(1,487,041) in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2010 and 2009, the change in net unrealized depreciation was a decrease (increase) in net unrealized depreciation of $76,146,172 and $(20,994,397), respectively. The decrease in net unrealized depreciation for the six months ended June 30, 2010 was comprised of a decrease in net unrealized depreciation on investments of $75,005,605 and a net unrealized foreign currency translation gain of $1,140,567. The decrease in net unrealized depreciation on investments for the six months ended June 30, 2010 includes $62,252,511 relating to reversals of prior periods’ net unrealized depreciation as a result of investment restructurings and dispositions. The decrease in net unrealized depreciation during the first six months of 2010 was primarily a result of the reversals described above and improved capital market conditions. The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The increase in net unrealized depreciation for the six months ended June 30, 2009 was comprised of increases in net unrealized depreciation on investments of $(22,366,316) and a net unrealized foreign currency translation gain of $1,371,919.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the six months ended June 30, 2010 and 2009 were increases of $52,817,883 and $19,754,630, respectively. As compared to the prior period, the increase primarily reflects the decrease in net unrealized depreciation on investments, net of realized gains and losses, for the six months ended June 30, 2010.

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

We record our liability for Incentive Fees as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter is based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the current fiscal quarter. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become, and currently is expected to be, concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilize for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’

operating results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the financial statements in this Quarterly Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our financial statements as follows:

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
GAAP Basis:
Net Investment Income	$20,420,637	$25,535,403	$40,685,902	$49,286,785
Net Increase in Net Assets from Operations	22,334,832	23,821,700	52,817,883	19,754,630
Net Asset Value at end of period	642,415,796	514,031,903	642,415,796	514,031,903
Less: Incremental Incentive Fee expense using existing formula as applied to current period operating results	(4,130,722)	(4,701,094)	(7,631,808)	(9,317,859)
As Adjusted:
Net Investment Income	$16,289,915	$20,834,309	$33,054,094	$39,968,926
Net Increase in Net Assets from Operations	18,204,110	19,120,606	45,186,075	10,436,771
Net Asset Value at end of period	634,783,988	504,714,044	634,783,988	504,714,044
Per Share Amounts, GAAP Basis:
Net Investment Income	$0.36	$0.46	$0.71	$0.89
Net Increase in Net Assets from Operations	0.39	0.43	0.93	0.36
Net Asset Value at end of period	9.83	9.24	9.83	9.24
Per Share Amounts, As Adjusted:
Net Investment Income	$0.28	$0.37	$0.58	$0.72
Net Increase in Net Assets from Operations	0.32	0.34	0.79	0.19
Net Asset Value at end of period	9.71	9.07	9.71	9.07

Financial condition, liquidity and capital resources

During the six months ended June 30, 2010, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities during the six months ended June 30, 2010 was $124,167,052. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $52,817,883 and sales/repayments of investments (net of purchases) of $109,737,056.

We used $108,680,846 for financing activities during the six months ended June 30, 2010. Our primary uses of cash for financing activities were $33,771,455 of dividend distributions, $151,000,000 of net repayments under our Credit Facility and $7,801,398 of debt issuance costs incurred in connection with our Credit Facility amendment. During the period, we raised $83,892,007 in net proceeds from an add-on public offering of our common stock.

Our senior secured, multi-currency Credit Facility provides us with $620,000,000 in total availability, consisting of $475,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Commitments that mature on December 6, 2013 total $375,000,000, consisting of $275,000,000 of available revolving loans and $100,000,000 of available term loans. Commitments that mature on December 6, 2010, unless extended prior to such date, total $245,000,000, consisting of $200,000,000 of available revolving loans and $45,000,000 of available term loans. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The interest rates applicable to the commitments that mature in December 2013 are generally LIBOR plus a spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on our credit rating, and LIBOR plus 3.00% for term loans. The interest rates applicable to the commitments that mature in December 2010 are generally LIBOR plus 0.875% with respect to revolving loans and LIBOR plus 1.50% with respect to term loans. The facility does not contain a LIBOR floor requirement. At June 30, 2010, the effective LIBOR spread under the Credit Facility was 2.53%. The term loans have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At June 30, 2010, we had $145,000,000 drawn and outstanding under the Credit Facility, with $475,000,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt.

At June 30, 2010, we had $21,265,946 in cash and cash equivalents.

The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, repayment of indebtedness and other general corporate purposes.

On June 7, 2010, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 200,000,000. The amendment became effective on that date.

Our shelf registration permits us to offer, from time to time, up to approximately $900 million of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights. As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On February 8, 2010, subject to certain Board of Director determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which our common stock would be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such common stock. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on our NAV.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at June 30, 2010 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$145.0	$45.0	$—	$100.0	$—
Interest and Commitment Fees Payable on Credit Facility	0.5	—	—	0.5	—

(1)	At June 30, 2010, $475.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. At June 30, 2010 and December 31, 2009, the maximum amount of potential future payments under such guarantees was $6,000,000, with an expiration of December 31, 2011. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments.

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

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the six months ended June 30, 2010 and 2009, dividends reinvested pursuant to our dividend reinvestment plan totaled $2,413,003 and $3,950,579, respectively.

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

Income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the three and six months ended June 30, 2010, these fees totaled $2,373,462 and $2,400,962. For the three and six months ended June 30, 2009, there were no such fees. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Recent developments

On August 4, 2010, our Board of Directors declared a dividend of $0.32 per share, payable on October 1, 2010 to stockholders of record at the close of business on September 17, 2010.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2010, 51% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2010, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 10%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our June 30, 2010 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $8,600,000, or $0.13 per share, in the value of our net assets at June 30, 2010 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $7,500,000, or $0.11 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2010 and 2009, we did not engage in any interest rate hedging activity.

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

Sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

10.1	Underwriting Agreement dated June 16, 2010 by and among BlackRock Kelso Capital Corporation, BlackRock Kelso Capital Advisors LLC and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and UBS Securities LLC as representatives of the several underwriters named in Schedule A thereto.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

Date: August 5, 2010	By:	/S/ JAMES R. MAHER
James R. Maher
Chief Executive Officer

Date: August 5, 2010	By:	/S/ FRANK D. GORDON
Frank D. Gordon
Chief Financial Officer