Form 10-Q
period 2010-09-30
BlackRock Kelso Capital CORP
filed 2010-11-04
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 3, 2010 was 71,669,638.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

In addition to factors previously identified elsewhere in the reports BlackRock Kelso Capital Corporation has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital, including our ability to obtain continued financing on favorable terms;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of increased competition;

•	the ability of BlackRock Kelso Capital Advisors LLC, our investment advisor (the “Advisor”), to locate suitable investments for us and to monitor and administer our investments;

•	potential conflicts of interest in the allocation of opportunities between us and other investment funds managed by the Advisor or its affiliates;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	September 30, 2010	December 31, 2009
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $851,812,860 and $963,463,604)	$711,657,715	$810,035,780
Non-controlled, affiliated investments (amortized cost of $63,895,434 and $63,942,195)	59,357,161	26,793,989
Controlled investments (amortized cost of $51,118,995 and $27,414,204)	62,732,218	9,912,276

Total investments at fair value (amortized cost of $966,827,289 and $1,054,820,003)	833,747,094	846,742,045
Cash and cash equivalents	53,254,453	5,048,136
Cash denominated in foreign currency (cost of $1,282,106 and $759,760)	1,296,782	759,765
Unrealized appreciation on forward foreign currency contracts	—	203,998
Interest receivable	12,016,427	18,441,527
Dividends receivable	9,102,321	6,620,903
Prepaid expenses and other assets	8,056,971	1,710,105

Total Assets	$917,474,048	$879,526,479

Liabilities:
Payable for investments purchased	$45,590,000	$557,483
Unrealized depreciation on forward foreign currency contracts	434,560	—
Credit facility payable	205,500,000	296,000,000
Interest payable on credit facility	148,962	959,458
Dividend distributions payable	20,963,513	18,072,063
Base management fees payable	4,049,347	4,547,129
Incentive management fees payable	—	16,818,602
Accrued administrative services	204,630	201,728
Other accrued expenses and payables	1,505,342	2,807,254

Total Liabilities	278,396,354	339,963,717

Net Assets:
Common stock, par value $.001 per share, 200,000,000 and 100,000,000 common shares authorized, 66,472,657 and 57,436,875 issued and 65,510,978 and 56,475,196 outstanding	66,473	57,437
Paid-in capital in excess of par	914,223,076	826,617,395
Undistributed net investment income	19,727,731	19,463,949
Accumulated net realized loss	(156,017,825)	(93,279,572)
Net unrealized depreciation	(133,495,861)	(207,870,547)
Treasury stock at cost, 961,679 and 961,679 shares held	(5,425,900)	(5,425,900)

Total Net Assets	639,077,694	539,562,762

Total Liabilities and Net Assets	$917,474,048	$879,526,479

Net Asset Value Per Share	$9.76	$9.55

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$21,756,798	$27,636,401	$72,077,951	$90,126,212
Dividends	543,026	451,908	1,588,281	1,322,664
Other income	—	—	37,500	—
From non-controlled, affiliated investments:
Interest	1,637,598	753,690	4,722,438	1,668,208
Dividends	327,156	279,079	943,730	820,493
From controlled investments:
Interest	553,592	238,408	1,458,324	672,837

Total investment income	24,818,170	29,359,486	80,828,224	94,610,414

Expenses:
Base management fees	4,049,347	4,555,811	12,522,832	13,951,061
Incentive management fees	—	—	493,951	—
Interest and credit facility fees	1,748,712	1,456,369	4,570,476	5,004,980
Amortization of debt issuance costs	713,305	172,031	1,469,481	511,520
Investment advisor expenses	394,306	341,872	1,178,267	1,028,939
Professional fees	394,589	342,878	790,820	949,444
Administrative services	203,182	174,490	681,892	605,525
Insurance	123,409	152,181	458,020	413,406
Director fees	93,500	84,083	281,169	268,238
Other	286,568	298,190	884,162	808,935

Net expenses	8,006,918	7,577,905	23,331,070	23,542,048

Net Investment Income	16,811,252	21,781,581	57,497,154	71,068,366

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	400,317	(55,331,272)	(26,685,901)	(62,394,229)
Non-controlled, affiliated investments	—	—	(36,221,865)	12,240
Controlled investments	—	—	2,515	—
Foreign currency	875,621	(981,390)	166,998	(2,468,431)

Net realized gain (loss)	1,275,938	(56,312,662)	(62,738,253)	(64,850,420)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(9,861,152)	82,569,638	9,255,775	71,526,349
Non-controlled, affiliated investments	259,096	(13,462,326)	36,626,837	(22,434,442)
Controlled investments	9,594,214	(1,969,822)	29,115,151	(4,320,733)
Foreign currency translation	(1,763,644)	(1,460,443)	(623,077)	(88,524)

Net change in unrealized appreciation or depreciation	(1,771,486)	65,677,047	74,374,686	44,682,650

Net realized and unrealized gain (loss)	(495,548)	9,364,385	11,636,433	(20,167,770)

Net Increase in Net Assets Resulting from Operations	$16,315,704	$31,145,966	$69,133,587	$50,900,596

Net Investment Income Per Share	$0.26	$0.39	$0.96	$1.28

Earnings Per Share	$0.25	$0.55	$1.15	$0.91

Basic and Diluted Weighted-Average Shares Outstanding	65,509,414	56,338,835	59,898,128	55,738,396
Dividends Declared Per Share	$0.32	$0.16	$0.96	$0.48

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net Increase in Net Assets Resulting from Operations:
Net investment income	$57,497,154	$71,068,366
Net realized gain (loss)	(62,738,253)	(64,850,420)
Net change in unrealized appreciation or depreciation	74,374,686	44,682,650

Net increase in net assets resulting from operations	69,133,587	50,900,596

Dividend Distributions to Stockholders from:
Net investment income	(57,233,372)	(26,749,354)

Capital Share Transactions:
Proceeds from shares sold	88,406,250	—
Less offering costs	(4,514,243)	—
Reinvestment of dividends	3,722,710	8,164,444
Purchases of treasury stock	—	(2,234,892)

Net increase in net assets resulting from capital share transactions	87,614,717	5,929,552

Total Increase in Net Assets	99,514,932	30,080,794
Net assets at beginning of period	539,562,762	510,295,501

Net assets at end of period	$639,077,694	$540,376,295

Capital Share Activity:
Shares issued from subscriptions	8,625,000	—
Shares issued from reinvestment of dividends	410,782	1,637,585
Purchases of treasury stock	—	(583,572)

Total increase in shares	9,035,782	1,054,013

Undistributed net investment income at end of period	$19,727,731	$48,174,028

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Operating Activities:
Net increase in net assets resulting from operations	$69,133,587	$50,900,596
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Proceeds from dispositions of short-term investments—net	358,276	—
Purchases of investments	(321,716,307)	(38,173,072)
Purchases of foreign currency—net	171,325	(3,989,829)
Proceeds from sales/repayments of investments	354,230,907	72,248,410
Net change in unrealized appreciation or depreciation on investments	(74,997,763)	(44,771,174)
Net change in unrealized appreciation or depreciation on foreign currency translation	623,077	88,524
Net realized loss (gain) on investments	62,905,251	62,381,989
Net realized loss (gain) on foreign currency	(166,998)	2,468,431
Amortization of premium/discount—net	(7,788,930)	(4,023,105)
Amortization of debt issuance costs	1,469,481	511,520
Decrease (increase) in interest receivable	6,425,100	(196,192)
Increase in dividends receivable	(2,481,418)	(2,012,815)
Increase in prepaid expenses and other assets	(14,949)	(92,086)
Increase in payable for investments purchased	45,032,517	845,137
Decrease in interest payable on credit facility	(810,496)	(561,814)
Decrease in base management fees payable	(497,782)	(1,169,218)
Decrease in incentive management fees payable	(16,818,602)	—
Increase in accrued administrative services payable	2,902	19,512
Increase (decrease) in other accrued expenses and payables	(1,301,912)	9,080

Net cash provided by operating activities	113,757,266	94,483,894

Financing Activities:
Net proceeds from issuance of common stock	83,892,007	—
Dividend distributions paid	(50,619,212)	(29,032,636)
Borrowings under credit facility	229,600,000	42,200,000
Repayments under credit facility	(320,100,000)	(120,700,000)
Increase in deferred debt issuance costs	(7,801,398)	—
Purchases of treasury stock	—	(2,234,892)

Net cash used in financing activities	(65,028,603)	(109,767,528)

Effect of exchange rate changes on cash and cash equivalents	14,671	10,046

Net increase (decrease) in cash	48,743,334	(15,273,588)
Cash and cash equivalents, beginning of period	5,807,901	15,786,271

Cash and cash equivalents, end of period	$54,551,235	$512,683

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$4,490,212	$5,340,869
Taxes	$1,110,381	$500,051
Dividend distributions reinvested	$3,722,710	$8,164,444

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

September 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—13.5%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/Fibers	$23,500,000	$23,175,641	$20,116,000
American Residential Services L.L.C. et al., Second Lien, 12.00%, 4/15/15, acquired 4/9/10(c)	HVAC/ Plumbing Services	40,000,000	39,829,485	40,000,000
TriMark USA, Inc., Second Lien, 11.50% (LIBOR + 1.75% cash, 2.00% PIK), 11/30/13	Food Service Equipment	31,818,047	31,818,047	26,377,161

Total Senior Secured Notes			94,823,173	86,493,161

Unsecured Debt—0.7%
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	47,431,581	44,806,169	2,229,284
Marsico Parent Holdco, LLC et al., 12.50% PIK, 7/15/16, acquired 11/28/07(c)	Financial Services	12,370,625	11,776,838	1,645,293
Marsico Parent Superholdco, LLC et al., 14.50% PIK, 1/15/18, acquired 11/28/07(c)	Financial Services	8,669,585	7,847,363	580,862

Total Unsecured Debt			64,430,370	4,455,439

Subordinated Debt—33.9%
A & A Manufacturing Co., Inc., 19.00% (12.00% cash, 7.00% PIK), 4/2/14	Protective Enclosures	21,225,382	21,225,382	18,996,717
Aspen Marketing Holdings, Inc., 13.00%, 8/12/16	Marketing Services	50,000,000	50,000,000	50,000,000
Conney Safety Products, LLC, 16.00%, 10/1/14(d)	Safety Products	30,582,734	29,302,905	29,359,425
Mattress Giant Corporation, 11.00% PIK, 12/31/12(d)	Bedding —Retail	6,233,052	3,582,093	1,564,496
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000	8,051,061	7,504,000
MedQuist Inc. et al., 13.00%, 10/15/16	Medical Transcription	43,000,000	43,000,000	43,000,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,366,867	15,612,737
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,932,294	5,150,000
Sarnova HC, LLC et al., 14.00% (12.00% cash, 2.00% PIK), 4/6/16	Healthcare Products	25,246,437	25,246,437	25,246,437
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	10,999,832	10,999,832	10,823,835
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 12.50% (10.00% cash, 2.50% PIK), 2/5/15	Waste Management Equipment	8,237,300	8,074,960	2,306,444

Total Subordinated Debt			226,781,831	216,564,091

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value(b)
Senior Secured Loans—66.9%(e)
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	$4,335,997		$3,171,759	$1,685,551
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(f)	Metals	125,000		125,000	125,000
American Safety Razor Company, LLC, Second Lien, 10.50% (Base Rate + 7.25%), 1/30/14(g)	Consumer Products	10,000,000		10,000,000	2,000,000
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(f)	Utility Vehicles	8,000,000		8,000,000	6,560,000
AmQuip Crane Rental LLC, Second Lien, 6.04% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,089,541		22,570,774	20,476,110
Arclin US Holdings Inc., Second Lien, 7.76% (LIBOR + 6.00%), 1/15/15(h)	Chemicals	3,568,163		2,794,099	3,421,869
Ashton Woods USA L.L.C., Second Lien, 11.75%, 7/6/15	Homebuilding	37,500,000		37,500,000	37,500,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien, 7.50% (LIBOR + 6.00%), 8/20/14	Financial Services	4,000,000		4,000,000	4,000,000
Bankruptcy Management Solutions, Inc., Second Lien, 6.64% (LIBOR + 6.25%), 7/31/13	Financial Services	43,216,385		29,563,710	26,621,293
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 16.00%, 6/29/12(h)	Discount Stores	12,475,941	(i)	12,161,980	12,161,564
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 16.00%, 7/1/12(h)	Discount Stores	17,149,059	(i)	16,085,559	16,716,927
Berlin Packaging L.L.C., Second Lien, 6.82% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,560,247	24,000,000
Electrical Components International, Inc., Tranche B, First Lien, 9.50% (LIBOR + 6.50%), 5/14/15(f)	Electronics	1,645,843		1,645,843	1,645,843
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,147,237		3,147,237	2,549,262
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	39,080,685		36,668,340	7,897,000
Facet Technologies, LLC, Guaranty(j)	Medical Devices	—		—	(175,000)
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(f)	Personal Fitness	7,129,607		7,129,607	6,159,981
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,284,001		3,282,857	3,080,392
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,293,349		2,293,204	2,050,254

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	$4,821,886	$4,821,886	$4,821,886
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000	33,000,000	33,000,000
InterMedia Outdoors, Inc., Second Lien, 7.04% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,350,000
LJVH Holdings Inc., Second Lien, 5.79% (LIBOR + 5.50%), 1/19/15(h)	Specialty Coffee	25,000,000	25,000,000	25,000,000
MCCI Group Holdings, LLC, Second Lien, 8.00% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,969,644	28,855,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,829,164	14,850,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000
Premier Yachts, Inc. et al., Term A, First Lien, 4.01% (LIBOR + 3.75%), 8/22/12	Entertainment Cruises	5,083,162	5,075,150	5,083,162
Premier Yachts, Inc. et al., Term B, First Lien, 7.26% (LIBOR + 7.00%), 8/22/13	Entertainment Cruises	687,342	685,923	687,342
Total Safety U.S., Inc., Second Lien, 6.78% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,730,000
United Subcontractors, Inc., First Lien, 1.79% (LIBOR + 1.50%), 6/30/15(d)	Building and Construction	1,626,814	1,618,914	1,376,285
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.75% (LIBOR + 8.50%), 9/16/16	Concession Services	45,000,000	45,000,000	45,000,000
Water Pik, Inc., Second Lien, 5.76% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	20,000,000	18,400,000
Wembley, Inc., Second Lien, 8.50% (Base Rate + 5.25%), 8/22/12(g)	Gaming	1,000,000	1,000,000	23,750
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.29% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	3,144,150
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.29% (LIBOR + 7.00%), 3/30/11(g)	Restaurants	8,334,656	8,334,656	4,778,156

Total Senior Secured Loans			484,885,553	427,575,777

Preferred Stock—0.8%
Alpha Media Group Holdings Inc., Series A-2(k)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(g)	Medical Devices	900	900,000	—

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Fitness Together Holdings, Inc., Series A(f)(k)	Personal Fitness	187,500	$173,326	$—
Fitness Together Holdings, Inc., Series A-1(f)(k)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(f)(k)	Personal Fitness	13,263,524	7,600,000	238,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(d)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			13,690,382	5,355,040

Common Stock—11.2%(k)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
Arclin Cayman Holdings Ltd.(h)	Chemicals	450,532	9,722,203	5,410,000
BKC ARS Blocker, Inc. (American Residential)(l)	HVAC/ Plumbing Services	1,000	20,798	962,000
BKC ASW Blocker, Inc. (American SportWorks)(f)(m)	Utility Vehicles	1,000	7,428,827	523,394
BKC CSP Blocker, Inc. (Conney Safety)(d)(n)	Safety Products	100	888,910	1,004,468
BKC DVSH Blocker, Inc. (DynaVox Systems and Sunrise Medical)(o)	Augmentative Communication Products	100	758,068	1,297,342
BKC MTCH Blocker, Inc. (Marquette Transportation)(p)	Transportation	1,000	5,000,000	3,095,963
ECI Holdco, Inc., Class A-1(f)	Electronics	18,848,836	18,848,836	47,480,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(f)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(d)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction	88,330	7,198,797	6,885,447

Total Common Stock			57,370,754	71,658,614

Limited Partnership/Limited Liability Company Interests—3.7%
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	5,333,333	—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(c)(g)	Financial Services	1,750	1,650,005	—
Penton Business Media Holdings LLC(d)(k)	Information Services	—	9,050,000	9,050,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2010

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	$333,333	$352,751
PG Holdco, LLC (Press Ganey), Class A(k)	Healthcare Services	16,667	166,667	200,000
Sentry Security Systems Holdings, LLC(k)	Security Services	147,271	147,271	2,843
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(k)	Printing/ Publishing	352,941	4,199,161	6,440,104
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,066,720

Total Limited Partnership/Limited Liability Company Interests			29,482,499	23,715,147

Equity Warrants/Options—0.8%(k)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(h)	Chemicals	230,159	403,815	996,305
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(h)	Chemicals	230,159	323,052	1,144,162
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(h)	Chemicals	230,159	484,578	828,490
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(h)	Chemicals	230,159	403,815	986,094
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	1,007,503
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	161,112
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	75,892
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	36,250
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	—

Total Equity Warrants/Options			2,668,710	5,235,808

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			974,133,272	841,053,077
UNEARNED INCOME—(1.1)%			(7,305,983)	(7,305,983)

TOTAL INVESTMENTS—130.5%			$966,827,289	833,747,094

OTHER ASSETS & LIABILITIES (NET)—(30.5)%				(194,669,400)

NET ASSETS—100.0%				$639,077,694

(a)	Represents amortized cost for fixed income securities and unearned income and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(c)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 8.9% of net assets at September 30, 2010.
(d)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2010		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
BKC CSP Blocker, Inc.
Common Stock	$—	$888,910	$—	$115,558	$1,004,468		$—	$—	$—
Conney Safety Products, LLC
Subordinated Debt	—	25,286,001	—	4,073,424	29,359,425		—	3,662,237	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	943,730
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	3,521,162	1,060,891	—	(3,017,557)	1,564,496		—	1,061,040	—
MGHC Holding Corporation
Common Stock	—	—	—	—	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	515,870	9,050,000	(14,943,201)	14,427,331	9,050,000		(14,426,995)	—	—
Penton Media, Inc.
Senior Secured Loan	4,290,000	14,571	(25,694,870)	21,390,299	—	†	(21,794,870)	(25,073)	—
United Subcontractors, Inc.
Senior Secured Loan	1,447,864	1,244	—	(72,823)	1,376,285		—	24,234	—
USI Senior Holdings, Inc.
Common Stock	6,902,053	272,789	—	(289,395)	6,885,447		—	—	—

Totals	$26,793,989	$36,574,406	$(40,638,071)	$36,626,837	$59,357,161		$(36,221,865)	$4,722,438	$943,730

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the nine months ended September 30, 2010.
†	Investment no longer held at September 30, 2010.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at September 30, 2010 represents 9.3% of net assets.

(e)	Approximately 68% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 24% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2010 of all contracts within the specified loan facility.
(f)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2010	Net Realized Gain (Loss)***	Interest Income***
Al Solutions, Inc.
Senior Secured Loan	$150,000	$221	$(22,638)	$(2,583)	$125,000	$2,362	$11,016
American SportWorks LLC
Senior Secured Loan	3,262,261	2,000,000	(7,178,673)	8,476,412	6,560,000	153	334,440
BKC ASW Blocker, Inc.
Common Stock	163,289	7,353,826	(175,000)	(6,818,721)	523,394	—	—
Electrical Components International, Inc.:
Senior Secured Loan	—	1,649,968	(4,125)	—	1,645,843	—	60,956
Senior Secured Loan	—	12,000,000	(12,000,000)	— †	—	—	218,183
Senior Secured Loan	—	12,000,000	(12,000,000)	— †	—	—	218,168
ECI Holdco, Inc.
Common Stock	—	18,848,836	—	28,631,164	47,480,000	—	—
Fitness Together Franchise Corporation
Senior Secured Loan	5,807,656	107,048	—	245,277	6,159,981	—	615,561
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—	—	—
Preferred Stock Series A-1	—	—	—	—	—	—	—
Preferred Stock Series B Convertible	779,000	1,100,000	—	(1,641,000)	238,000	—	—
Common Stock	—	—	—	—	—	—	—
Less: Unearned Income	(249,930)	(332,948)	358,276	224,602	—	—	—

Totals	$9,912,276	$54,726,951	$(31,022,160)	$29,115,151	$62,732,218	$2,515	$1,458,324

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the nine months ended September 30, 2010. There was no dividend income from these securities during the period.
†	Investment no longer held at September 30, 2010.

The aggregate fair value of controlled investments (net of unearned income) at September 30, 2010 represents 9.8% of net assets.

(g)	Non-accrual status (in default) at September 30, 2010 and therefore non-income producing. At September 30, 2010, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 0.9% and 2.2% of total debt investments at fair value and amortized cost, respectively.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. Expires December 31, 2011. Maximum potential future payments under this guaranty are $6,000,000 at September 30, 2010.
(k)	Non-income producing equity securities at September 30, 2010.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC.
(n)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of each of DynaVox Systems LLC and Sunrise Medical Investors LLC.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Limited Partnership/Limited Liability Company Interests—2.4%
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	$5,333,333	$—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(d)(h)	Financial Services	1,750	1,650,005	—
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	346,654
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	250,000
Prism Business Media Holdings LLC (Penton Media)(e)(l)	Information Services	68	14,943,201	515,870
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	479
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	4,198,939
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,167,857

Total Limited Partnership/Limited Liability Company Interests			35,375,700	13,082,528

Equity Warrants/Options—0.2%(l)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	770,160
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	136,373
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	75,141
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	43,073
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—

Total Equity Warrants/Options			1,053,450	1,024,747

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,058,729,289	850,651,331
UNEARNED INCOME—(0.7)%			(3,909,286)	(3,909,286)

TOTAL INVESTMENTS—156.9%			$1,054,820,003	846,742,045

OTHER ASSETS & LIABILITIES (NET)—(56.9)%				(307,179,283)

NET ASSETS—100.0%				$539,562,762

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and unearned income and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	These securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.6% of net assets at December 31, 2009.
(e)	“Non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009		Net Realized Gain (Loss) ***	Interest Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$5,716,023	$—	$(3,572,448)	$(2,143,575)	$—	†	$—	$27,617	$—
BKC ASW Blocker, Inc.
Common Stock	16,399	—	(5,883)	(10,516)	—	†	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,537,280	—	(408,000)	(12,240)	5,117,040		12,240	—	1,110,885
Common Stock	6,095,000	—	—	(1,095,000)	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	—	2,521,202	—	999,960	3,521,162		—	773,581	—
MGHC Holding Corporation
Common Stock	—	2,285,815	—	(2,285,815)	—		—	—	—
Penton Media, Inc.
Senior Secured Loan	18,226,000	78,211	—	(14,014,211)	4,290,000		—	1,437,763	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	4,730,000	—	—	(4,214,130)	515,870		—	—	—
United Subcontractors, Inc.
Senior Secured Loan	—	1,617,669	—	(169,805)	1,447,864		—	16,210	—
USI Senior Holdings, Inc.
Common Stock	—	6,926,008	—	(23,955)	6,902,053		—	—	—
Less: Unearned Income	(305,622)	305,622	—	—	—		—	—	—

Totals	$40,015,080	$13,734,527	$(3,986,331)	$(22,969,287)	$26,793,989		$12,240	$2,255,171	$1,110,885

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2009.
†	Investment moved out of the non-controlled, affiliated category into the controlled category during the year.

The aggregate fair value of non-controlled, affiliated investments (net of unearned income) at December 31, 2009 represents 5.0% of net assets.

(f)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 9% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2009 of all contracts within the specified loan facility.
(g)	“Controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, are as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009	Net Realized Loss**	Interest/Other Income**
Al Solutions, Inc.:
Senior Secured Loan	$—	$147,418	$2,582	$150,000	$—	$5,821
Subordinated Debt	—	71,373	(71,373)	—	(13,395,134)	71,373
American SportWorks LLC
Senior Secured Loan	—	3,572,448	(310,187)	3,262,261	—	78,075
BKC ASW Blocker, Inc.
Common Stock	—	5,883	157,406	163,289	—	—
Fitness Together Franchise Corporation
Senior Secured Loan	6,496,555	140,615	(829,514)	5,807,656	—	808,583
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—	—
Preferred Stock Series A-1	—	—	—	—	—	—
Preferred Stock Series B Convertible	4,700,000	—	(3,921,000)	779,000	—	—
Common Stock	—	—	—	—	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	(10,826,867)	—
Preferred Stock Series B Convertible	—	—	—	—	(14,725,535)	—
Common Stock	—	—	—	—	(3,608,956)	—
Less: Unearned Income	—	(249,930)	—	(249,930)	—	—

Totals	$11,196,555	$3,687,807	$(4,972,086)	$9,912,276	$(42,556,492)	$963,852

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2009. There was no dividend income from these securities during the year.

The aggregate fair value of controlled investments (net of unearned income) at December 31, 2009 represents 1.8% of net assets.

(h)	Non-accrual status (in default) at December 31, 2009 and therefore non-income producing. At December 31, 2009, the aggregate fair value and amortized cost of debt investments on non-accrual status represents 3.5% and 6.5% of total debt investments at fair value and amortized cost, respectively.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Principal amount is denominated in Canadian dollars.
(k)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. Expires December 31, 2011. Maximum potential future payments under this guaranty are $6,000,000 at December 31, 2009.
(l)	Non-income producing equity securities at December 31, 2009.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC.
PIK	Payment-in-kind.

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

On June 22, 2010, the Company closed an add-on public offering through which it sold 7,500,000 shares of its common stock at a price of $10.25 per share receiving net proceeds of approximately $73 million. On June 28, 2010, the underwriters of the add-on offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 1,125,000 shares of common stock at a price of $10.25 per share resulting in net proceeds of approximately $11 million.

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The significant accounting policies consistently followed by the Company are:

(a)

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company obtains market quotations, when available, from an independent pricing service or one or more broker-dealers or market makers and utilizes the average of the range of bid and ask quotations as a practical expedient for fair value. However, debt investments with remaining maturities within 60 days are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for substantially all of the investments in its portfolio, the Company expects to value substantially all of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Until the end of the second calendar quarter following its acquisition, each unquoted investment in a new portfolio company generally is valued at cost, which the Advisor believes approximates fair value under the circumstances. As of that date, an independent valuation firm conducts an initial independent appraisal of the investment.

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

The Company’s valuation policy and fair value disclosures are consistent with ASC 820-10. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value and categorizes each investment within the fair value hierarchy pursuant to ASC 820-10.

(b)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(c)	Gains or losses on the disposition of investments are calculated using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income are recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income is accrued only to the extent that the portfolio company valuation indicates that the PIK income is likely to be collected. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(e)	The Company has elected to be taxed as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

(f)	Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board of Directors. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

(g)	Loans or debt securities are placed on non-accrual status, as a general matter, when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan or debt security has sufficient collateral value and is in the process of collection.

(h)	Recently Issued Accounting Pronouncements:

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

For the three and nine months ended September 30, 2010, the Advisor earned $4,049,347 and $12,522,832, respectively, in base management fees from the Company. For the three and nine months ended September 30, 2009, the Advisor earned $4,555,811 and $13,951,061, respectively, in such fees from the Company.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended September 30, 2010 and 2009 was determined by reference to the four quarter periods ended on September 30, 2010 and 2009, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and nine months ended September 30, 2010, the Advisor earned zero and $493,951, respectively, in Incentive Fees from the Company. For the three and nine months ended September 30, 2009, the Advisor earned no incentive fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2010, the Company incurred $394,306 and $1,178,267, respectively, for costs and expenses reimbursable to the Advisor under the Management Agreement. Reimbursements to the Advisor for the three and nine months ended September 30, 2009 were $341,842 and $1,028,939, respectively.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three and nine months ended September 30, 2010 were $377,773 and $2,092,971, respectively. Reimbursements to the Advisor for the three and nine months ended September 30, 2009 were $322,201 and $996,768, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2010, the Company incurred $161,284 and $552,651, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2009, the Company incurred $148,941 and $482,916, respectively, in such expenses.

The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. BNY Mellon Investment Servicing Inc. (“BMIS”), formerly PNC Global Investment Servicing Inc. and until recently a subsidiary of PNC, provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, until recently another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, BMIS provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. Effective July 1, 2010, BMIS and PFPC Trust Company were acquired by subsidiaries of The Bank of New York Mellon Corporation and are no longer considered related parties of the Company as of and after that date.

For the services provided to the Company by BMIS and its affiliates, BMIS is entitled to an annual fee of 0.02% of the Company’s average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. PFPC Trust Company may charge the Company additional fees for cash overdraft balances or for sweeping excess cash balances. For the six months ended June 30, 2010, the Company incurred $109,755 for administrative, accounting, custodian and transfer agency services fees payable to BMIS and its affiliates under the related agreements. For the three and nine months ended September 30, 2009, the Company incurred $35,749 and $146,178, respectively, for such fees payable to BMIS and its affiliates.

In November 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the nine months ended September 30, 2009, the Advisor purchased 80,867 shares of the Company’s common stock in the open market for $312,322, including brokerage commissions. There were no such purchases during the nine months ended September 30, 2010.

At September 30, 2010 and December 31, 2009, the Advisor owned directly approximately 471,000 and 555,000 shares, respectively, of the Company’s common stock, representing approximately 0.7% and 1.0% of the total shares outstanding. At September 30, 2010 and December 31, 2009, other entities affiliated with the Administrator beneficially owned indirectly approximately 1,762,000 and 2,611,000 shares, respectively, of the Company’s common stock, representing approximately 2.7% and 4.6% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Numerator for basic and diluted net increase in net assets per share	$16,315,704	$31,145,966	$69,133,587	$50,900,596
Denominator for basic and diluted weighted average shares	65,509,414	56,338,835	59,898,128	55,738,396
Basic/diluted net increase in net assets per share from operations	$0.25	$0.55	$1.15	$0.91

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended September 30, 2010 and 2009 totaled $177,428,077 and $10,983,186, respectively, and for the nine months ended September 30, 2010 and 2009 totaled $321,716,307 and $38,173,072, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended September 30, 2010 and 2009 totaled $100,205,621 and $28,339,844, respectively, and for the nine months ended September 30, 2010 and 2009 totaled $354,230,907 and $72,248,410, respectively.

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled affiliated and controlled investments is contained in the accompanying schedules of investments and other financial statements. The information in the tables below is presented on an aggregate portfolio basis, without segregating the non-controlled non-affiliated, non-controlled affiliated and controlled investment categories.

At September 30, 2010, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$94,823,173	$86,493,161
Unsecured debt	64,430,370	4,455,439
Subordinated debt	226,781,831	216,564,091
Senior secured loans:
First lien	125,429,575	115,065,755
Second/other priority lien	359,455,978	312,510,022

Total senior secured loans	484,885,553	427,575,777

Preferred stock	13,690,382	5,355,040
Common stock	57,370,754	71,658,614
Limited partnership/limited liability company interests	29,482,499	23,715,147
Equity warrants/options	2,668,710	5,235,808

Total investments including unearned income	974,133,272	841,053,077
Unearned income	(7,305,983)	(7,305,983)

Total investments	$966,827,289	$833,747,094

At December 31, 2009, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$54,634,954	$48,407,746
Unsecured debt	171,308,101	126,984,798
Subordinated debt	146,516,172	133,232,136
Senior secured loans:
First lien	119,531,264	115,409,425
Second/other priority lien	496,846,524	387,743,569

Total senior secured loans	616,377,788	503,152,994

Preferred stock	12,590,382	5,896,040
Common stock	20,872,742	18,870,342
Limited partnership/limited liability company interests	35,375,700	13,082,528
Equity warrants/options	1,053,450	1,024,747

Total investments including unearned income	1,058,729,289	850,651,331
Unearned income	(3,909,286)	(3,909,286)

Total investments	$1,054,820,003	$846,742,045

The industry composition of the portfolio at fair value at September 30, 2010 and December 31, 2009 was as follows:

Industry	September 30, 2010	December 31, 2009
Personal and Other Services	14.4%	9.4%
Business Services	11.4	12.6
Consumer Products	9.4	6.0
Printing, Publishing and Media	9.0	3.2
Healthcare	8.8	10.0
Distribution	6.6	4.8
Manufacturing	6.4	7.6
Electronics	6.0	8.5
Financial Services	5.8	4.6
Building and Real Estate	5.4	1.0
Retail	4.2	4.6
Beverage, Food and Tobacco	3.9	4.0
Chemicals	3.9	4.4
Containers and Packaging	2.9	2.7

Industry	September 30, 2010	December 31, 2009
Entertainment and Leisure	1.5	2.6
Transportation	0.4	6.3
Metals	—	4.1
Utilities	—	3.6

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2010 was United States 92.5% and Canada 7.5%, and at December 31, 2009 was United States 93.7%, Canada 6.3% and United Kingdom and other less than 0.1%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

At September 30, 2010, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2010	Unrealized Depreciation
Canadian dollar	October 20, 2010	30,125,000 Sold	$28,794,961	$29,229,521	$(434,560)

At December 31, 2009, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2009	Unrealized Appreciation
Canadian dollar	January 27, 2010	795,444 Purchased	$(759,501)	$(760,561)	$1,060
Canadian dollar	January 27, 2010	31,500,000 Sold	30,316,883	30,118,610	198,273
Canadian dollar	January 27, 2010	800,000 Sold	769,582	764,917	4,665

Total			$30,326,964	$30,122,966	$203,998

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

7. Credit facility and borrowings

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on December 28, 2007, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $545,000,000 outstanding, at any one time, consisting of $400,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. On April 20, 2010, the Company amended the Credit Facility to extend through December 6, 2013 certain existing lenders’ commitments. These extended commitments, together with the addition of commitments from new lenders, total $375,000,000, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. Non-extending lender commitments of $245,000,000, consisting of $200,000,000 of revolving loan commitments and $45,000,000 of term loan commitments, mature on December 6, 2010 unless extended prior to such date. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings made by extending lenders and new lenders is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. Pricing for outstanding borrowings made by non-extending lenders remains at LIBOR plus 0.875% with respect to revolving loans and LIBOR plus 1.50% with respect to term loans. The Credit Facility does not contain a LIBOR floor requirement. At September 30, 2010, the effective LIBOR spread under the Credit Facility was 2.83%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At September 30, 2010, the Company had $205,500,000 drawn on the Credit Facility versus $296,000,000 at December 31, 2009. Of the amount drawn at September 30, 2010, $70,473,685 matures on December 6, 2010 and $135,026,315 matures on December 6, 2013. The average debt outstanding on the Credit Facility during the three and nine months ended September 30, 2010 was $176,288,043 and $219,033,333, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2010 were $205,500,000 and $314,000,000, respectively, and during the three and nine months ended September 30, 2009 were $383,000,000 and $434,000,000. The remaining amount available under the Credit Facility was $414,500,000 at September 30, 2010, of which $245,000,000 expires December 6, 2010.

The weighted average annual interest cost under the Credit Facility for the three and nine months ended September 30, 2010 was 2.96% and 2.25%, respectively, and for the three and nine months ended September 30, 2009 was 1.44% and 1.56%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50% to extending lenders and new lenders and 0.17% to non-extending lenders. Commitment fees incurred for the three and nine months ended September 30, 2010 were $417,243 and $843,784, respectively, and for the three and nine months ended September 30, 2009 were $76,451 and $181,040.

The April 2010 amendment to the Credit Facility did not substantially change the financial and operational covenants required under the previous agreement. At September 30, 2010, the Company was in compliance with all such covenants.

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

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2010, the repurchase plan was further extended through the earlier of June 30, 2011 or until the approved number of shares has been repurchased. During the nine months ended September 30, 2009, the Company purchased a total 583,572 shares of its common stock on the open market for $2,234,892, including brokerage commissions. There were no such purchases during the nine months ended September 30, 2010. Since inception of the repurchase plan through September 30, 2010, the Company has purchased 961,679 shares of its common stock on the open market for $5,425,900, including brokerage commissions. At September 30, 2010, the total number of remaining shares authorized for repurchase was 1,794,971. The Company currently holds the shares it repurchased in treasury.

On June 7, 2010, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The amendment was effective on that date.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. At September 30, 2010 and December 31, 2009, the maximum amount of potential future payments under such guarantees was $6,000,000, with an expiration of December 31, 2011. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments. The potential liability under such guarantees is reflected at fair value in the Company’s schedules of investments.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s Credit Facility payable were $205,500,000 and $204,473,000 at September 30, 2010 and $296,000,000 and $287,120,000 at December 31, 2009, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at September 30, 2010 and December 31, 2009 in determining such fair values:

		Fair Value Inputs at September 30, 2010
	Fair Value at September 30, 2010	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$86,493,161	$—	$—	$86,493,161
Unsecured debt	4,285,214	—	—	4,285,214
Subordinated debt	213,054,395	—	—	213,054,395
Senior secured loans	423,949,715	—	—	423,949,715
Preferred stock	5,355,040	—	—	5,355,040
Common stock	71,658,614	—	—	71,658,614
Limited partnership/limited liability company interests	23,715,147	—	—	23,715,147
Equity warrants/options	5,235,808	—	—	5,235,808

Total investments	833,747,094	—	—	833,747,094
Forward foreign currency contracts	(434,560)	—	(434,560)	—
Cash and cash equivalents	54,551,235	54,551,235	—	—

Total	$887,863,769	$54,551,235	$(434,560)	$833,747,094

		Fair Value Inputs at December 31, 2009
	Fair Value at December 31, 2009	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$48,407,746	$—	$—	$48,407,746
Unsecured debt	126,312,042	—	—	126,312,042
Subordinated debt	131,337,094	—	—	131,337,094

		Fair Value Inputs at December 31, 2009
	Fair Value at December 31, 2009	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured loans	501,811,506	—	—	501,811,506
Preferred stock	5,896,040	—	—	5,896,040
Common stock	18,870,342	—	—	18,870,342
Limited partnership/limited liability company interests	13,082,528	—	—	13,082,528
Equity warrants/options	1,024,747	—	—	1,024,747

Total investments	846,742,045	—	—	846,742,045
Forward foreign currency contracts	203,998	—	203,998	—
Cash and cash equivalents	5,807,901	5,807,901	—	—

Total	$852,753,944	$5,807,901	$203,998	$846,742,045

In determining the fair values of the Company’s forward foreign currency contracts at September 30, 2010 and December 31, 2009, the Company used unadjusted indicative price quotations for similar assets (Level 2). The following tables summarize the valuation techniques used at September 30, 2010 and December 31, 2009 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used:

		Valuation Techniques at September 30, 2010
	Fair Value at September 30, 2010	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing One or More Third-Party Valuation Firms
Senior secured notes	$86,493,161	$—	$86,493,161
Unsecured debt	4,285,214	—	4,285,214
Subordinated debt	213,054,395	—	213,054,395
Senior secured loans	423,949,715	2,573,012	421,376,703
Preferred stock	5,355,040	—	5,355,040
Common stock	71,658,614	—	71,658,614
Limited partnership/limited liability company interests	23,715,147	—	23,715,147
Equity warrants/options	5,235,808	—	5,235,808

Total investments	$833,747,094	$2,573,012	$831,174,082

		Valuation Techniques at December 31, 2009
	Fair Value at December 31, 2009	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing One or More Third-Party Valuation Firms
Senior secured notes	$48,407,746	$—	$48,407,746
Unsecured debt	126,312,042	—	126,312,042
Subordinated debt	131,337,094	—	131,337,094
Senior secured loans	501,811,506	4,042,540	497,768,966
Preferred stock	5,896,040	—	5,896,040
Common stock	18,870,342	—	18,870,342
Limited partnership/limited liability company interests	13,082,528	—	13,082,528
Equity warrants/options	1,024,747	—	1,024,747

Total investments	$846,742,045	$4,042,540	$842,699,505

The following is a reconciliation for the three months ended September 30, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2010
Senior secured notes	$86,944,431	$22,203	$—	$(473,473)	$—	$—	$86,493,161
Unsecured debt	8,260,675	149,082	—	(4,262,668)	138,125	—	4,285,214
Subordinated debt	122,465,964	458,612	—	(960,325)	91,090,144	—	213,054,395
Senior secured loans	441,466,981	1,929,519	382,107	(5,823,079)	(14,005,813)	—	423,949,715
Preferred stock	5,314,040	—	—	41,000	—	—	5,355,040
Common stock	62,672,266	—	—	8,986,348	—	—	71,658,614
Limited partnership/limited liability company interests	21,901,394	—	—	1,813,753	—	—	23,715,147
Equity warrants/options	4,565,206	—	—	670,602	—	—	5,235,808

Total investments*	$753,590,957	$2,559,416	$382,107	$(7,842)	$77,222,456	$—	$833,747,094

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

The following is a reconciliation for the nine months ended September 30, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2009	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2010
Senior secured notes	$48,407,746	$56,789	$111,657	$(2,102,804)	$40,019,773	$—	$86,493,161
Unsecured debt	126,312,042	717,070	—	(15,651,628)	(107,092,270)	—	4,285,214
Subordinated debt	131,337,094	2,101,268	358	3,066,297	76,549,378	—	213,054,395
Senior secured loans	501,811,506	4,555,527	(49,661,903)	55,915,017	(88,670,432)	—	423,949,715
Preferred stock	5,896,040	—	—	(1,641,000)	1,100,000	—	5,355,040
Common stock	18,870,342	—	1,061,929	16,290,260	35,436,083	—	71,658,614
Limited partnership/limited liability company interests	13,082,528	—	(14,426,995)	16,525,820	8,533,794	—	23,715,147
Equity warrants/options	1,024,747	—	—	2,595,801	1,615,260	—	5,235,808

Total investments*	$846,742,045	$7,430,654	$(62,914,954)	$74,997,763	$(32,508,414)	$—	$833,747,094

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

The following is a reconciliation for the three months ended September 30, 2009 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2009	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2009
Debt investments	$852,436,849	$1,359,922	$(53,195,865)	$66,711,615	$(24,117,262)	$—	$843,195,259
Equity investments	32,418,749	—	(2,135,407)	425,875	6,772,549	—	37,481,766

Total investments*	$884,855,598	$1,359,922	$(55,331,272)	$67,137,490	$(17,344,713)	$—	$880,677,025

*	Pursuant to fair value measurement and disclosure guidance, the Company formerly categorized investments by class as shown above.

The following is a reconciliation for the nine months ended September 30, 2009 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2008	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2009
Debt investments	$894,752,768	$4,023,105	$(60,258,822)	$50,436,857	$(45,758,649)	$—	$843,195,259
Equity investments	32,092,158	—	(2,123,167)	(5,665,683)	13,178,458	—	37,481,766

Total investments*	$926,844,926	$4,023,105	$(62,381,989)	$44,771,174	$(32,580,191)	$—	$880,677,025

*	Pursuant to fair value measurement and disclosure guidance, the Company formerly categorized investments by class as shown above.

There were no transfers between Levels during the three and nine months ended September 30, 2010 and 2009. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2010.

	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2010 on Investments Held at September 30, 2010	Net Unrealized Appreciation or Depreciation on Investments Held at September 30, 2010
Senior secured notes	$(2,102,804)	$(8,330,012)
Unsecured debt	(17,802,778)	(59,974,931)
Subordinated debt	4,016,295	(10,217,740)
Senior secured loans	5,881,653	(57,309,776)
Preferred stock	(1,641,000)	(8,335,342)
Common stock	16,667,673	14,287,860
Limited partnership/limited liability company interests	2,098,825	(5,767,352)
Equity warrants/options	2,595,801	2,567,098

Total investments*	$9,713,665	$(133,080,195)

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that were still held by the Company at September 30, 2009.

	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2009 on Investments Held at September 30, 2009	Net Unrealized Depreciation on Investments Held at September 30, 2009
Debt investments	$(8,299,797)	$(202,643,742)
Equity investments	(7,793,553)	(61,571,868)

Total investments*	$(16,093,350)	$(264,215,610)

*	Pursuant to fair value measurement and disclosure guidance, the Company formerly categorized investments by class as shown above.

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Per Share Data:
Net asset value, beginning of period	$9.55	$9.23

Net investment income	0.96	1.28
Net realized and unrealized gain (loss)	0.19	(0.37)

Total from investment operations	1.15	0.91
Dividend distributions to stockholders from net investment income	(0.96)	(0.48)
Issuance of stock at prices above (below) net asset value	0.09	(0.12)
Offering costs	(0.07)	—
Purchases of treasury stock at prices below net asset value	—	0.05

Net increase in net assets	0.21	0.36

Net asset value, end of period	$9.76	$9.59

Market price, end of period	$11.50	$7.42

Total return(1)(2)	49.95%	(19.81)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	3.92%	4.65%
Ratio of credit facility related expenses to average net assets(3)	1.37%	1.42%

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Ratio of total expenses to average net assets(3)	5.29%	6.07%
Ratio of net investment income to average net assets(3)	13.05%	18.31%
Net assets, end of period	$639,077,694	$540,376,295
Average debt outstanding	$219,033,333	$410,515,697
Weighted average shares outstanding	59,898,128	55,738,396
Average debt per share(4)	$3.66	$7.37
Portfolio turnover(2)	45%	8%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On November 3, 2010, the Company’s Board of Directors declared a dividend of $0.32 per share, payable on January 3, 2011 to stockholders of record at the close of business on December 20, 2010.

On October 22, 2010, the Company closed an add-on public offering through which it sold 6,000,000 shares of its common stock at a price of $11.95 per share receiving net proceeds of approximately $68 million. On November 1, 2010, the underwriters of the add-on offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 900,000 shares of common stock at a price of $11.95 per share, which would result in net proceeds of approximately $10 million on the anticipated closing date of November 4, 2010.

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

Financial and operating highlights

At September 30, 2010:

Investment Portfolio: $888.3 million

Net Assets: $639.1 million

Indebtedness (borrowings under Credit Facility): $205.5 million

Net Asset Value per share: $9.76

Portfolio Activity for the Three Months Ended September 30, 2010:

Cost of investments during period: $177.4 million

Sales, repayments and other exits during period: $100.2 million

Number of portfolio companies at end of period: 51

Operating Results for the Three Months Ended September 30, 2010:

Net investment income before Incentive Fees per share: $0.26

Net investment income per share: $0.26

Dividends declared per share: $0.32

Earnings per share: $0.25

Net investment income before Incentive Fees: $16.8 million

Net investment income: $16.8 million

Net realized and unrealized losses: ($0.5) million

Net increase in net assets from operations: $16.3 million

Portfolio and investment activity

During the three months ended September 30, 2010, we invested approximately $177.4 million across four new and several existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($47.2 million, or 27% of the total) or second liens ($39.0 million, or 22%), and unsecured or subordinated debt securities ($91.2 million, or 51%). Additionally, we received proceeds from sales/repayments of investment principal of approximately $100.2 million during the three months ended September 30, 2010.

At September 30, 2010, our net portfolio of $888 million (at fair value) consisted of 51 portfolio companies and was invested 48% in senior secured loans, 24% in unsecured or subordinated debt securities, 12% in equity investments, 10% in senior secured notes and 6% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.0 million at September 30, 2010. Our largest portfolio company investment by value was approximately $50.0 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at September 30, 2010. At December 31, 2009, our net portfolio of $853 million (at fair value) consisted of 57 portfolio companies and was invested 59% in senior secured loans, 30% in unsecured or subordinated debt securities, 6% in senior secured notes, 5% in equity investments and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $18.5 million at December 31, 2009. Our largest portfolio company investment by value was approximately $56.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2009.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.4% at September 30, 2010 and 13.7% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.6% and 15.0%, respectively, at September 30, 2010, versus 11.6% and 17.2% at December 31, 2009. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.5% at September 30, 2010 and 11.2% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 9.4% and 11.9%, respectively, at September 30, 2010, versus 9.4% and 14.2% at December 31, 2009. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At September 30, 2010, 43% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 57% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 17% at September 30, 2010. At December 31, 2009, 41% of our debt investments bore interest based on floating rates and 59% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 5% at December 31, 2009.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.30 at September 30, 2010 versus 1.46 at December 31, 2009. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Grade 1	$643,120,739	$553,361,682
Grade 2	166,472,284	224,552,728
Grade 3	6,159,981	51,207,962
Grade 4	25,300,073	21,528,959

Total investments including unearned income	841,053,077	850,651,331
Unearned income	(7,305,983)	(3,909,286)

Total investments	$833,747,094	$846,742,045

Results comparisons for the three months ended September 30, 2010 and 2009.

Investment income

Investment income totaled $24,818,170 and $29,359,486, respectively, for the three months ended September 30, 2010 and 2009, of which $14,846,614 and $15,097,495 were attributable to interest and fees on senior secured loans, $9,098,750 and $13,529,859 to interest earned on other debt securities, $870,182 and $730,987 to dividends from preferred equity securities and $2,624 and $1,145 to interest earned on cash equivalents, respectively. The decrease in investment income for the three months ended September 30, 2010 primarily reflects a reduction in the size of our portfolio due to sales, repayments and other exits. Total investments at their current cost basis were $966,827,289 at September 30, 2010, compared to $1,144,892,635 at September 30, 2009.

Expenses

Expenses for the three months ended September 30, 2010 and 2009 were $8,006,918 and $7,577,905, respectively, which consisted of $4,049,347 and $4,555,811 in base management fees, $1,748,712 and $1,456,369 in interest expense and fees related to the Credit Facility, $713,305 and $172,031 in amortization of debt issuance costs, $394,306 and $341,872 in Advisor expenses, $394,589 and $342,878 in professional fees, $203,182 and $174,490 in administrative services, $123,409 and $152,181 in insurance expenses, $93,500 and $84,083 in director fees and $286,568 and $298,190 in other expenses, respectively. The decrease in base management fees reflects a reduction in the size of our portfolio due to sales, repayments and other exits. The increase in interest expense and fees related to the Credit Facility and amortization of debt issuance costs reflect the higher interest spread we pay and the incurrence of structuring and arrangement fees as a result of the amendment of our Credit Facility in April 2010.

Net investment income

Net investment income was $16,811,252 and $21,781,581 for the three months ended September 30, 2010 and 2009, respectively. The decrease is primarily a result of a decline in interest income.

Net realized gain or loss

Net realized gain of $1,275,938 for the three months ended September 30, 2010 was the result of $400,317 in net gains realized from the disposition of our investments and $875,621 in net gain realized on foreign currency transactions. Foreign currency gains mainly represent gains on forward currency contracts used to hedge our investments denominated in foreign currencies. For the three months ended September 30, 2009, net realized loss was $(56,312,662), which was comprised of $(55,331,272) in net losses realized from the disposition or restructuring of our investments and $(981,390) in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2010 and 2009, the change in net unrealized depreciation was a decrease (increase) in net unrealized depreciation of $(1,771,486) and $65,677,047, respectively. The increase in net unrealized depreciation for the three months ended September 30, 2010 was comprised of an increase in net unrealized depreciation on investments of $(7,842) and a net unrealized foreign currency translation loss of $(1,763,644). The valuations of our investments on a net basis were relatively unchanged during the period, primarily a result of stabilizing capital market conditions. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the three months ended September 30, 2009 was comprised of a decrease in net unrealized depreciation on investments of $67,137,490 and a net unrealized foreign currency translation loss of $(1,460,443).

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended September 30, 2010 and 2009 was an increase of $16,315,704 and $31,145,966, respectively. As compared to the prior period, the decrease primarily reflects the decline in net investment income and increase in net unrealized depreciation on investments, net of realized gains and losses, for the three months ended September 30, 2010.

Results comparisons for the nine months ended September 30, 2010 and 2009.

Investment income

Investment income totaled $80,828,224 and $94,610,414, respectively, for the nine months ended September 30, 2010 and 2009, of which $45,417,080 and $52,118,042 were attributable to interest and fees on senior secured loans, $32,835,665 and $40,338,190 to interest earned on other debt securities, $2,532,011 and $2,143,157 to dividends from preferred equity securities, $5,968 and $11,025 to interest earned on cash equivalents and $37,500 and zero to other income, respectively. The decrease in investment income for the nine months ended September 30, 2010 primarily reflects a reduction in the size of our portfolio due to sales, repayments and other exits. Total investments at their current cost basis were $966,827,289 at September 30, 2010, compared to $1,144,892,635 at September 30, 2009.

Expenses

Expenses for the nine months ended September 30, 2010 and 2009 were $23,331,070 and $23,542,048, respectively, which consisted of $12,522,832 and $13,951,061 in base management fees, $493,951 and zero in incentive management fees, $4,570,476 and $5,004,980 in interest expense and fees related to the Credit Facility, $1,469,481 and $511,520 in amortization of debt issuance costs, $1,178,267 and $1,028,939 in Advisor expenses, $790,820 and $949,444 in professional fees, $681,892 and $605,525 in administrative services, $458,020 and $413,406 in insurance expenses, $281,169 and $268,238 in director fees and $884,162 and $808,935 in other expenses, respectively. The decrease in base management fees reflects a reduction in the size of our portfolio due to sales, repayments and other exits. The increase in incentive management fees is due to strong investment earnings, without the substantial net capital depreciation (including net realized and unrealized gains and losses) that had occurred in the prior period. The decrease in interest expense and fees related to the Credit Facility is mainly a result of reduced borrowing levels. Total borrowings were $205,500,000 at September 30, 2010, compared to $347,500,000 at September 30, 2009. The increase in amortization of debt issuance costs reflects the incurrence of structuring and arrangement fees in connection with the amendment of our Credit Facility in April 2010.

Net investment income

Net investment income was $57,497,154 and $71,068,366 for the nine months ended September 30, 2010 and 2009, respectively. The decrease is primarily a result of a decline in interest income.

Net realized gain or loss

Net realized loss of $(62,738,253) for the nine months ended September 30, 2010 was the result of $(62,905,251) in net losses realized from the disposition or restructuring of our investments and $166,998 in net gain realized on foreign currency transactions. Net realized loss on investments for the nine months ended September 30, 2010 resulted primarily from the restructuring of our investments in Arclin US Holdings Inc., Electrical Components International, Inc. and Penton Media Inc. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency gains mainly represent gains on forward currency contracts used to hedge our investments denominated in foreign currencies. For the nine months ended September 30, 2009, net realized loss was $(64,850,420), which was comprised of $(62,381,989) in net losses realized from the disposition or restructuring of our investments and $(2,468,431) in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2010 and 2009, the change in net unrealized depreciation was a decrease in net unrealized depreciation of $74,374,686 and $44,682,650, respectively. The decrease in net unrealized depreciation for the nine months ended September 30, 2010 was comprised of a decrease in net unrealized depreciation on investments of $74,997,763 and a net unrealized foreign currency translation loss of $(623,077). The decrease in net unrealized depreciation during the first nine months of 2010 was primarily a result of the reversals of prior periods’ net unrealized depreciation as a result of the investment restructurings and dispositions described above and improved capital market conditions. The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the nine months ended September 30, 2009 was comprised of a decrease in net unrealized depreciation on investments of $44,771,174 and a net unrealized foreign currency translation loss of $(88,524).

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the nine months ended September 30, 2010 and 2009 were increases of $69,133,587 and $50,900,596, respectively. As compared to the prior period, the increase primarily reflects the decrease in net unrealized depreciation on investments, net of realized gains and losses, for the nine months ended September 30, 2010.

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

Computations for all periods are derived from our financial statements as follows:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
GAAP Basis:
Net Investment Income	$16,811,252	$21,781,581	$57,497,154	$71,068,366
Net Increase in Net Assets from Operations	16,315,704	31,145,966	69,133,587	50,900,596
Net Asset Value at end of period	639,077,694	540,376,295	639,077,694	540,376,295
Less: Incremental Incentive Fee expense using existing formula as applied to current period operating results	(3,791,636)	(4,196,459)	(11,423,444)	(13,514,318)
As Adjusted:
Net Investment Income	$13,019,616	$17,585,122	$46,073,710	$57,554,048
Net Increase in Net Assets from Operations	12,524,068	26,949,507	57,710,143	37,386,278
Net Asset Value at end of period	627,654,250	526,861,977	627,654,250	526,861,977

Per Share Amounts, GAAP Basis:
Net Investment Income	$0.26	$0.39	$0.96	$1.28

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net Increase in Net Assets from Operations	0.25	0.55	1.15	0.91
Net Asset Value at end of period	9.76	9.59	9.76	9.59

Per Share Amounts, As Adjusted:
Net Investment Income	$0.20	$0.31	$0.77	$1.03
Net Increase in Net Assets from Operations	0.19	0.48	0.96	0.67
Net Asset Value at end of period	9.58	9.35	9.58	9.35

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2010, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales and unsettled purchases of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities during the nine months ended September 30, 2010 was $113,757,266. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $69,133,587, an increase of $45,032,517 in payable for investments purchased and proceeds from sales and repayments of investments (net of purchases) of $32,514,600.

We used $65,028,603 for financing activities during the nine months ended September 30, 2010. Our primary uses of cash for financing activities were $50,619,212 of dividend distributions, $90,500,000 of net repayments under our Credit Facility and $7,801,398 of debt issuance costs incurred in connection with our Credit Facility amendment. During the period, we raised $83,892,007 in net proceeds from an add-on public offering of our common stock.

Our senior secured, multi-currency Credit Facility provides us with $620,000,000 in total availability, consisting of $475,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. Commitments that mature on December 6, 2013 total $375,000,000, consisting of $275,000,000 of available revolving loans and $100,000,000 of available term loans. Commitments that mature on December 6, 2010, unless extended prior to such date, total $245,000,000, consisting of $200,000,000 of available revolving loans and $45,000,000 of available term loans. Subject to certain conditions, we have the ability in the future to seek additional commitments from new and existing lenders up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The interest rates applicable to the commitments that mature in December 2013 are generally LIBOR plus a spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on our credit rating, and LIBOR plus 3.00% for term loans. The interest rates applicable to the commitments that mature in December 2010 are generally LIBOR plus 0.875% with respect to revolving loans and LIBOR plus 1.50% with respect to term loans. The facility does not contain a LIBOR floor requirement. At September 30, 2010, the effective LIBOR spread under the Credit Facility was 2.83%. The term loans have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. At September 30, 2010, we had $205,500,000 drawn and outstanding under the Credit Facility, with $414,500,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. Of the amount drawn at September 30, 2010, $70,473,685 matures on December 6, 2010 and $135,026,315 matures on December 6, 2013.

At September 30, 2010, we had $54,551,235 in cash and cash equivalents.

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

Our shelf registration permits us to offer, from time to time, up to approximately $830 million (after giving effect to our October 2010 add-on public offering described below) of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights. As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On February 8, 2010, subject to certain

Board of Director determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which our common stock would be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such common stock. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on our NAV.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at September 30, 2010 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Credit Facility Payable(1)	$205.5	$70.5	$—	$135.0	$—
Interest and Commitment Fees Payable on Credit Facility	0.2	0.2	—	—	—

(1)	At September 30, 2010, $414.5 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. At September 30, 2010 and December 31, 2009, the maximum amount of potential future payments under such guarantees was $6,000,000, with an expiration of December 31, 2011. Guarantees made on behalf of portfolio companies are considered in determining the fair value of the Company’s investments.

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

Dividend Amount Per Share Outstanding	Record Date	Pay Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have qualified and elected and intend to continue to qualify for the tax treatment applicable to regulated investment companies under Subchapter M of the Code, and, among other things, have made and intend to continue to make the requisite distributions to our stockholders which will relieve us from federal income taxes. Therefore, no provision has been recorded for federal income taxes. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. We will accrue excise tax on estimated undistributed taxable income as required.

In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our income (both ordinary income and net capital gains).

A portion of amounts we have paid or will pay as dividends to stockholders during 2010 may consist of taxable income carried forward from the prior year. Taxable income carried forward from the prior year to 2010 totaled approximately $25,600,000, or $0.39 per share outstanding at September 30, 2010.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the nine months ended September 30, 2010 and 2009, dividends reinvested pursuant to our dividend reinvestment plan totaled $3,722,710 and $8,164,444, respectively.

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

Income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. For the three and nine months ended September 30, 2010, these fees totaled $4,835,000 and $7,235,962. For the three and nine months ended September 30, 2009, there were no such fees. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31, 2011) and certain requirements are met, the entire distribution would be treated as a taxable dividend for U.S. federal income tax purposes.

Recent developments

On November 3, 2010, our Board of Directors declared a dividend of $0.32 per share, payable on January 3, 2011 to stockholders of record at the close of business on December 20, 2010.

On October 22, 2010, we closed an add-on public offering through which we sold 6,000,000 shares of our common stock at a price of $11.95 per share receiving approximately $68 million in net proceeds. On November 1, 2010, the underwriters of the add-on offering exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 900,000 shares of common stock at a price of $11.95 per share, which would result in net proceeds of approximately $10 million on the anticipated closing date of November 4, 2010.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2010, 43% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2010, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 17%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our September 30, 2010 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $13,900,000, or $0.21 per share, in the value of our net assets at September 30, 2010 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $12,300,000, or $0.19 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2010 and 2009, we did not engage in any interest rate hedging activity.

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

Sales of unregistered securities

None.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits.

10.1	Underwriting Agreement dated October 19, 2010 by and among BlackRock Kelso Capital Corporation, BlackRock Kelso Capital Advisors LLC and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, and UBS Securities LLC as representatives of the several underwriters named in Schedule A thereto.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

Date: November 4, 2010	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: November 4, 2010	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer Chief Financial Officer