Form 10-K
period 2010-12-31
BlackRock Kelso Capital CORP
filed 2011-03-08
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☑                    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2010 (the last business day of the Registrant’s most recently completed second quarter) was $439,302,560 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 72,780,636 shares of the Registrant’s common stock outstanding at March 7, 2011.

Documents Incorporated by Reference:   Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK KELSO CAPITAL CORPORATION

2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. BUSINESS

General

BlackRock Kelso Capital Corporation (“BlackRock Kelso,” the “Company” or the “Registrant,” which may also be referred to as “we,” “us” or “our”) provides middle-market companies with flexible financing solutions, including senior and junior secured, unsecured and subordinated debt securities and loans, and equity securities. Our strategy is to provide capital to meet our clients’ current and future needs across this spectrum, creating long-term partnerships with growing middle-market companies.

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

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor” or “BlackRock Kelso Capital Advisors”), including our senior management, has evaluated more than 1,800 investment opportunities and completed 117 investments, aggregating over $2.2 billion in capital provided to middle-market companies through December 31, 2010.

During the year ended December 31, 2010, we invested approximately $406.0 million across eight new and several existing portfolio companies. This compares to $46.8 million across several existing portfolio companies for the year ended December 31, 2009. Sales, repayments and other exits of investment principal totaled $395.3 million during the year ended December 31, 2010, versus $128.2 million during the year ended December 31, 2009.

At December 31, 2010, our net portfolio consisted of 50 portfolio companies and was invested 50% in senior secured loans, 26% in unsecured or subordinated debt securities, 14% in equity investments, 10% in senior secured notes and less than 1% in cash and cash equivalents. This compares to our portfolio of 57 companies that was invested 59% in senior secured loans, 30% in unsecured or subordinated debt securities, 6% in senior secured notes, 5% in equity investments and less than 1% in cash and cash equivalents at December 31, 2009. Our average portfolio company investment at amortized cost was approximately $19.7 million at December 31, 2010, versus $18.5 million at December 31, 2009.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.4% at December 31, 2010 and 13.7% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.3% and 14.3%, respectively, at December 31, 2010, versus 11.6% and 17.2% at December 31, 2009. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.9% at December 31, 2010 and 11.2% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.1% and 12.1%, respectively, at December 31, 2010, versus 9.4% and 14.2% at December 31, 2009.

BlackRock Kelso Capital Advisors

Our investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is led by James R. Maher, Chairman and Chief Executive Officer of the Company and the Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Advisor. They are supported by the Advisor’s team of employees, including 13 investment professionals who have extensive experience in commercial lending, investment banking, accounting, corporate law and private equity investing.

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

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. At December 31, 2010, BlackRock’s assets under management were $3.561 trillion. BlackRock offers products that span the risk spectrum to meet clients’ needs, including active, enhanced and index strategies across markets and asset classes. Products are offered in a variety of structures including separate accounts, mutual funds, iShares® (exchange traded funds), and other pooled investment vehicles. BlackRock also offers risk management, advisory and enterprise investment system services to a broad base of institutional investors through BlackRock Solutions®.

The Kelso Principals have an average tenure of at least nineteen years at Kelso. Kelso is a leading private equity firm and since 1980 has raised over $10 billion of committed private equity capital, investing primarily in middle-market companies across a broad range of industries and through different economic and interest rate environments. Kelso was organized in 1971 and has since made investments in over 110 companies with aggregate initial capitalization of over $38 billion. The firm typically makes investments in companies where key managers make significant investments and works in partnership with management teams to create value for investors. Through our relationship with the Kelso Principals, we have access to these management teams who can provide unique insight into the industries in which they operate. Although the Kelso Principals who serve on the investment committee bring the benefit of the expertise they have gained at Kelso and elsewhere, Kelso as an organization does not participate in the activities of the Advisor or advise us.

Our executive officers and directors and the employees of the Advisor and members of its investment committee serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds managed by our affiliates. We note that any affiliated investment vehicle currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisors affiliated with the Advisor. However, the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the United States Securities and Exchange Commission, or the SEC, permitting us to do so.

Administration

BlackRock, through its subsidiary, BlackRock Financial Management, Inc. (the “Administrator”), serves as our administrator and provides us with office space, equipment and office services. The Administrator oversees our financial records, assists in the preparation of reports to our stockholders and reports filed with the SEC, and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Market opportunity

We believe there are abundant opportunities for investments in middle-market companies with attractive risk-adjusted returns for several reasons, including:

The current market environment may mean more favorable terms for investments in middle-market companies. We believe the tight supply of all forms of credit due to deleveraging by banks, hedge funds and structured investment vehicles, such as collateralized loan obligation (CLO) funds, will remain for years and that this situation provides a promising environment in which to originate investments in middle-market companies. We believe we are able to structure investments with lower leverage multiples, higher current returns, greater opportunity for equity appreciation, better prepayment protection, tighter deal structures and more meaningful financial covenants than were typical previously.

Middle-market companies have faced increasing difficulty in accessing the capital markets. While many middle-market companies were formerly able to raise funds by issuing high-yield bonds, we believe this approach to financing has become more difficult, as commercial and investment banks are capital-constrained.

There is a large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there is a large pool of uninvested private equity capital available to middle-market companies. We expect that private equity firms will be active investors in middle-market companies and that these private equity firms will seek to supplement their equity investments with senior secured and junior loans and equity co-investments from other sources, such as us. Since our commencement of operations in July 2005, the Advisor has invested in transactions involving more than 70 private equity firms in 117 different portfolio companies. We believe that our extensive relationships with private equity firms and other deal sourcing contacts is a competitive advantage and a source for future investment opportunities.

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

Competitive advantages

We believe we possess the following competitive advantages over many other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, the Advisor has invested in excess of $2.2 billion across 117 portfolio companies with 70 financial sponsors. We have a portfolio yield at fair value of approximately 12.4% at December 31, 2010. In 2010, we invested approximately $406.0 million of gross assets across eight new and several existing portfolio companies.

Proven transaction sourcing strategy. Since the Advisor’s inception of operations, it has sourced and reviewed more than 1,800 potential investments and has a proven process through which it has invested in excess of $2.2 billion through December 31, 2010. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. In addition to its investment professionals, senior members of the Advisor’s investment committee have relationships with a large and diverse group of financial intermediaries. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Access to BlackRock and Kelso Principals’ broad investing capabilities. Our Advisor’s relationship with BlackRock and the Kelso Principals provides access to extensive expertise across asset classes. The Advisor’s investment committee, which is comprised of individuals from BlackRock Kelso Capital Advisors, BlackRock and the Kelso Principals, and its team of dedicated investment professionals have had extensive experience in fixed-income, public equity and private equity investing. The Advisor has access to BlackRock’s more than 130 investment professionals in traditional fixed income and alternative portfolios, including an over 30-person leveraged finance team. Collectively, members of the investment committee and the investment professionals of the Advisor have had experience investing in nearly every industry group in small, middle and large capitalization companies and at every level of the capital structure.

Highly experienced investment team. Our investment activities are carried out by BlackRock Kelso Capital Advisors and led by James R. Maher and Michael B. Lazar with guidance from the Advisor’s investment committee. The investment committee is comprised of senior members of BlackRock and the Kelso Principals. Members of the investment committee and the Advisor’s investment professionals have significant experience investing across market cycles and possess a broad range of transaction, financial, managerial and investment skills. Collectively, their involvement in our investment process provides us with substantial market insight and valuable access to investment opportunities. This insight and judgment enables us to achieve favorable risk-adjusted rates of return on the capital we deploy.

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

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of the Advisor, BlackRock, the Kelso Principals and their respective affiliates. The Advisor is registered under the Investment Advisers Act of 1940, or the Advisers Act. Under our investment management agreement, we have agreed to pay the Advisor an annual base management fee based on our total assets, as well as an incentive management fee based on our performance. The investment management agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a RIC for tax purposes, we are dependent on our ability to raise capital through the issuance of our common stock. RICs generally must distribute substantially all of their earnings to stockholders as dividends in order to achieve pass-through tax treatment, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 200% in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have two dollars of assets. Our existing debt arrangements also require that we maintain an asset coverage ratio of not less than 200%, among other things.

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

At December 31, 2010, our net portfolio of 50 portfolio companies was invested 50% in senior secured loans, 26% in unsecured or subordinated debt securities, 14% in equity investments, 10% in senior secured notes and less than 1% in cash and cash equivalents.

The industry composition of our portfolio at December 31, 2010 and 2009 was as follows:

	December 31,
Industry	2010	2009
Personal and Other Services	13.8%	9.4%
Business Services	11.8	12.6
Healthcare	10.6	10.0
Printing, Publishing and Media	8.5	3.2
Consumer Products	7.6	6.0
Manufacturing	7.1	7.6
Distribution	6.3	4.8
Electronics	6.1	8.5
Building and Real Estate	5.2	1.0
Financial Services	4.9	4.6
Automotive	4.5	—
Chemicals	4.4	4.4
Retail	4.0	4.6
Containers and Packaging	3.2	2.7
Beverage, Food and Tobacco	0.8	4.0
Entertainment and Leisure	0.8	2.6
Transportation	0.4	6.3
Metals	—	4.1
Utilities	—	3.6

Total	100.0%	100.0%

The geographic composition of our portfolio at fair value at December 31, 2010 was United States 94.7% and Canada 5.3%, and at December 31, 2009 was United States 93.7%, Canada 6.3% and United Kingdom and other less than 0.1%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

We generally are not permitted to invest in any private company in which any of our affiliates holds an existing investment, except to the extent permitted by the 1940 Act. We may, however, co-invest on a concurrent basis with our affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds.

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

Structurally, subordinated loans usually rank junior in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of an insolvency. However, subordinated loans rank senior to common and preferred equity in a borrower’s capital structure. Due to their higher risk profile and often less restrictive covenants as compared to senior loans, subordinated loans generally earn higher interest yields than senior secured loans. We believe that subordinated loans offer an attractive alternative investment opportunity. In many cases investors in subordinated loans receive opportunities to invest directly in the equity securities of borrowers, and from time to time also may receive warrants to purchase equity securities.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.32 at December 31, 2010 and 1.46 at December 31, 2009. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Grade 1	$649,170,919	$553,361,682
Grade 2	212,416,256	224,552,728
Grade 3	9,631,767	51,207,962
Grade 4	18,259,678	21,528,959

Total investments including unearned income	889,478,620	850,651,331
Unearned income	(9,392,954)	(3,909,286)

Total investments	$880,085,666	$846,742,045

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

The investment committee

The Advisor’s investment committee is responsible for approving our investments. The members of the investment committee are:

Committee Member	Affiliation	Title at Affiliated Entity
James R. Maher	BlackRock Kelso Capital Advisors LLC	Chairman and Chief Executive Officer

Michael B. Lazar	BlackRock Kelso Capital Advisors LLC	Chief Operating Officer

Laurence D. Fink	BlackRock, Inc.	Chairman and Chief Executive Officer

Robert S. Kapito	BlackRock, Inc.	President

Richard S. Davis	BlackRock, Inc.	Managing Director and Chief Operating Officer of Boston Office

Sacha M. Bacro	BlackRock, Inc.	Managing Director and Head of Capital Markets

James Keenan	BlackRock, Inc.	Managing Director and Head of Leveraged Finance

Leland T. Hart	BlackRock, Inc.	Managing Director, Leveraged Finance

Frank T. Nickell	Kelso & Company, L.P.	President and Chief Executive Officer

Michael B. Goldberg	Kelso & Company, L.P.	Managing Director

Committee Member	Affiliation	Title at Affiliated Entity
Frank J. Loverro	Kelso & Company, L.P.	Managing Director

George E. Matelich	Kelso & Company, L.P.	Managing Director

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

On June 22, 2008, the owners of the Advisor amended its limited liability operating agreement to reduce the voting power of certain of its owners, which may have been deemed to cause an “assignment,” as defined in the 1940 Act, of our previous management agreement and such an assignment results in termination of the agreement under the 1940 Act. Pursuant to the approval of our Board of Directors at an in-person meeting on March 5, 2008 and of our stockholders at our Annual Meeting of Stockholders on April 24, 2008, we entered into a new management agreement, the terms of which are identical to the previous management agreement, except for the date of the agreement and the expiration of its initial term. The date of the new agreement is June 22, 2008 and its initial term expired on June 22, 2010. In 2010, our Board of Directors approved the continuation of the management agreement for another one-year term, to expire on June 22, 2011.

For the years ended December 31, 2010, 2009 and 2008, the Advisor earned $16,877,854, $18,498,189 and $22,716,602, respectively, in base management fees under the management agreement.

The management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee, which we refer to as the Incentive Fee, under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to our stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to our stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to our net asset value and does not take into account changes in the market price of our common stock.

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

•

The initial “trailing four quarters’ period” ended on September 30, 2008. In other words, beginning for the quarterly period ended on September 30, 2008 and for each calendar quarter thereafter, the income portion of the Incentive Fee payable for the quarter was determined by reference to such calendar quarter and the three preceding calendar quarters.

•	The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

The hurdle rate for each quarterly portion of a measurement period is 2.0% multiplied by our net asset values at the beginning of each calendar quarter during the measurement period, calculated after giving effect to any distribution that occurred during the measurement period. A portion of the Incentive Fee is based on our income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income. For each of the first two measurement periods referred to above (the transition period and each trailing four quarters’ period), we pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

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

Annual Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each annual period, we pay the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

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

In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, we account for our assets on a security-by-security basis. In addition, we use the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

For the years ended December 31, 2010, 2009 and 2008, the Advisor earned $15,108,049, $16,818,602 and zero, respectively, in Incentive Fees from the Company.

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

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2010, 2009 and 2008, we incurred $1,622,957, $1,466,563 and $1,027,135, respectively, for such investment advisor expenses under the management agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. Reimbursements to the Advisor for the years ended December 31, 2010, 2009 and 2008 were $3,240,732, $1,978,629 and $1,691,420, respectively.

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

Board and stockholder approval of the management agreement

The management agreement was originally approved by our Board of Directors at an in-person meeting of the Board of Directors held on April 14, 2005, including a majority of the directors who are not parties to the agreement or interested persons (as such term is defined in the 1940 Act) of any such party. In addition, the management agreement was approved by our sole stockholder on July 21, 2005. On June 22, 2008, the owners of the Advisor amended its limited liability operating agreement to reduce the voting power of certain of its owners, which may have been deemed to cause an “assignment,” as defined in the 1940 Act, of our previous management agreement and such an assignment results in termination of the agreement under the 1940 Act. Pursuant to the approval of our Board of Directors at an in-person meeting on March 5, 2008 and of our stockholders at our Annual Meeting of Stockholders on April 24, 2008, we entered into a new management agreement, the terms of which are identical to the previous management agreement, except for the date of the agreement and the expiration of its initial term. A discussion regarding the basis for the Board’s approval of the management agreement is available in our Proxy Statement for our 2008 Annual Meeting of Stockholders. The date of the new agreement is June 22, 2008 and its initial term expired on June 22, 2010. In 2010, our Board of Directors approved the continuation of the management agreement for another one-year term, to expire on June 22, 2011.

Duration and termination

The management agreement will continue in effect until June 22, 2011, and if not sooner terminated, will continue in effect for successive periods of twelve months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the management agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the management agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The management agreement will terminate automatically in the event of its assignment.

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

For the years ended December 31, 2010, 2009 and 2008, we incurred $587,469, $642,993 and $847,387, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

Competition

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial financing companies, insurance companies, high yield investors and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC.

Leverage

We maintain a multi-currency $375 million senior secured credit facility with a group of lenders, under which we had approximately $170 million of indebtedness outstanding at December 31, 2010. Availability under the facility, which we refer to as our Credit Facility, consists of $275 million in revolving loan commitments and $100 million in term loan commitments. The term loan commitments have been fully drawn and may not be reborrowed once repaid. The Credit Facility has an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275 million of revolving loan commitments and $250 million of term loan commitments. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. At December 31, 2010, we were in compliance with all financial and operational covenants required by the Credit Facility.

On January 18, 2011, we closed a private placement issuance of $158 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17 million in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes.

Staffing

Services necessary for our business are provided by individuals who are employees of the Advisor or the Administrator and its affiliates, pursuant to the terms of the management agreement and the administration agreement. Each of our executive officers is an employee of the Advisor or the Administrator and its affiliates. Our executive officers are also executive officers of the Advisor. Our day-to-day investment operations are managed by the Advisor. The Advisor currently has 15 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

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

Risks Related to Our Business

We may be unable to achieve our investment objective if we are unable to manage our investments effectively.

Our ability to achieve our investment objective depends on our ability to manage our business, which depends, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result is largely a function of the Advisor’s investment process and, in conjunction with the Administrator, its ability to provide competent, attentive and efficient services to us. Our executive officers and many of the members of the Advisor’s investment committee have substantial responsibilities to other clients in addition to their activities and responsibilities on our behalf. The investment professionals dedicated to us may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations

Our investment advisor and its management have limited experience operating under the constraints imposed on us as a BDC or a RIC.

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

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial financing companies, insurance companies, high yield investors, hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

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

Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

Our investment adviser has the right, under our investment management agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

Capital markets have experienced a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While indicators suggest improvement in the capital markets, these conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

In addition to regulatory restrictions that restrict our ability to raise capital, our debt arrangements contain various covenants which, if not complied with, could accelerate repayment of our debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing our Credit Facility and Senior Secured Notes require us to comply with certain financial and operational covenants. These covenants include:

•	restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•	restrictions on our ability to incur liens; and

•	maintenance of a minimum level of stockholders’ equity.

As of December 31, 2010, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2010, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures in December 2013 and any inability to renew, extend or replace our Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $375 million senior secured credit facility with a group of lenders, under which we had approximately $170 million of indebtedness outstanding at December 31, 2010. Availability under our Credit Facility consists of $275 million in revolving loan commitments and $100 million in term loan commitments. The Credit Facility has a stated maturity date of December 6, 2013. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

If we incur additional debt, it could increase the risk of investing in our common stock.

We have indebtedness outstanding pursuant to our Credit Facility and expect, in the future, to borrow additional amounts under our Credit Facility and may increase the size of our Credit Facility. In January 2011, we closed a private placement of $175 million of our Senior Secured Notes. Lenders under our Credit Facility and Senior Secured Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders, and we have granted a security interest in our assets in connection with our borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our common stock. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock. Our ability to service any debt that we incur depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2010, which represented borrowings equal to 19% of our total assets. On such date, we also had $916 million in total assets; an average cost of funds of 3.48%; $170 million in debt outstanding; and $698 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2010 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 3.48% by the $170 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2010 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-14.0%	-7.4%	-0.8%	5.7%	12.3%

(1)	The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. As a result:

•

shares of our common stock are exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage;

•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•

our ability to pay dividends on our common stock will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock may not be available for such dividends;

•	such securities are governed by an indenture or other instrument containing covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

There is a risk that we may not make distributions and consequently will be subject to corporate-level income tax.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our existing and any future debt arrangements may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC, and we would be subject to corporate-level federal income tax. We cannot assure you that you will receive distributions at a particular level or at all.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with U.S. generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: origination, structuring, closing, commitment and other upfront fees, end of term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

Because we are required to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value and profitability could decline.

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

The Advisor, its officers and employees and members of its investment committee serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

Our base management fee may induce our investment advisor to incur leverage.

Our base management fee is calculated on the basis of our total assets, including assets acquired with the proceeds of leverage. This may encourage the Advisor to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this conflict of interest.

Our incentive fee structure and the formula for calculating the incentive fee may incentivize our investment advisor to pursue speculative investments.

The incentive fee payable by us to the Advisor may create an incentive for the Advisor to pursue investments on our behalf that are riskier or more speculative than would otherwise be the case in the absence of such compensation arrangement. The incentive fee payable to the Advisor is calculated based on a percentage of distributions on our common stock. The incentive fee payable by us to the Advisor also may induce the Advisor to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term, if at all. Our net investment income used to calculate the income portion of our incentive fee, however, will include accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. The foregoing risks could be increased because the Advisor is not obligated to reimburse us for any incentive fee received even if we subsequently incur losses or never receive in cash income that was previously accrued.

We may not replicate the success of BlackRock or Kelso.

We are not managed by either BlackRock or Kelso. Our investment strategies differ from those of BlackRock, the Kelso Principals or their respective affiliates. We can provide no assurance that we will replicate the historical or future performance of BlackRock’s or Kelso’s investments and our investment returns may be substantially lower than the returns achieved by those firms. As a BDC, we are subject to certain investment restrictions that do not apply to

BlackRock or Kelso. In addition, recent market conditions and the current stage of the economic cycle present significant challenges to us that have not been present in the past. Accordingly, we can offer no assurance that the Advisor will be able to continue to implement our investment objective with the same degree of success as it has in the past or that shares of our common stock will trade at or above the current level.

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

Changes in interest rates may affect our cost of capital and net investment income.

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

Risks Related to Our Investments

Our investments are risky and highly speculative, and we could lose all or part of our investment.

Investing in private middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect. We invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

Investing in private middle-market companies involves a number of significant risks, including:

•

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

these companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•	these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. Generally, little public information exists about these companies, including typically a lack of audited financial statements and ratings by third parties. We must therefore rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information may not be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

Our investments in lower credit quality obligations are risky and highly speculative, and we could lose all or part of our investment.

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

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our company is subject to the following specific risks: increased price sensitivity to a deteriorating economic environment; greater risk of loss due to default or declining credit quality; adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

Our investments in distressed debt obligations may not produce income and may require us to bear large expenses in order to protect and recover our investment.

At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

If we invest in preferred stock, we may incur additional risks.

To the extent we invest in preferred securities, we may incur particular risks, including

•

Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions. Preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than more senior debt instruments; and

•

Generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board. Generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

Our equity investments may decline in value.

The equity securities in which we invest may not appreciate or may decline in value. We may thus not be able to realize gains from our equity securities, and any gains that we do realize on the disposition of any equity securities may not be sufficient to offset any other losses we experience. As a result, the equity securities in which we invest may decline in value, which may negatively impact our ability to pay distributions and cause you to lose all or part of your investment.

We may expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or debt arrangements being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. See also “— Changes in interest rates may affect our cost of capital and net investment income.”

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We generally do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Our investments in the healthcare sector face considerable uncertainties including substantial regulatory challenges.

Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels, change business practices and increase liability in federal and state courts. Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and to consummate some of their acquisitions and divestitures. Delays in obtaining or failure to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the health care arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.

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

We have applied for an exemptive order from the SEC that would permit us and certain of our affiliates, including investment funds managed by our affiliates, to co-invest. Any such order will be subject to certain terms and conditions and there can be no assurance that such order will be granted by the SEC. Accordingly, we cannot assure you that we or our affiliates, including investment funds managed by our affiliates, will be permitted to co-invest, other than in the limited circumstances currently permitted by regulatory guidance or in the absence of a joint transaction.

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

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value, or issue securities convertible into common stock, without first obtaining the required approvals from our stockholders and our independent directors. We may also make rights offerings to our stockholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock at prices below the then current net asset value per share of our common stock.

At a special meeting of stockholders held on February 8, 2010, subject to certain Board of Director determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share. Such stockholder approval expired on the twelve-month anniversary of approval, or February 8, 2011. If we obtain future stockholder approval, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

In addition, we may also issue shares in certain limited circumstances under our dividend reinvestment plan and under interpretive advice issued by the Internal Revenue Service. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

Changes in the laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations, could negatively affect the profitability of our operations or of our portfolio companies.

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The NASDAQ Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. In particular, changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, financial condition and results of operations.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act became effective on July 21, 2010, although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, financial condition and results of operations. Accordingly, we cannot predict the effect the Dodd-Frank Reform Act or its implementing regulations will have on our business, financial condition and results of operations.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

The 1940 Act imposes numerous constraints on the operations of BDCs. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

To maintain RIC status and be relieved of federal taxes on income and gains distributed to our stockholders, we must meet the following annual distribution, income source and asset diversification requirements.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC status for any reason and are subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Risks Relating to an Investment in Our Common Stock

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The price of our common stock may fluctuate significantly.

As with any company, the price of our common stock will fluctuate with market conditions and other factors. The market price and liquidity of the market for our common stock may from time to time be affected by a number of factors, which include, but are not limited to, the following:

•	volatility in the market price and trading volume of common stocks of BDCs or other financial services companies, which are not necessarily related to the operating performance of these companies;

•	investors’ general perception of our company, the economy and general market conditions;

•	our quarterly results of operations;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the business services and healthcare industries;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel from the Advisor;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors, including price and volume fluctuations in the overall stock market; and

•	loss of a major funding source.

Our principal stockholders have substantial ownership in us, and this concentration of ownership could limit your ability to influence the outcome of key transactions, including a change of control.

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

The shares of our common stock beneficially owned by our principal stockholders are generally available for resale, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

There is a risk that investors in our equity securities may not receive dividends or that our dividends may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. There can be no assurance that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

We may in the future choose to pay dividends in our own stock, in which case our stockholders may be required to pay tax in excess of the cash they receive, and which may adversely affect the market price of our common stock.

We may distribute taxable dividends that are payable in part in our stock. Under a recently issued IRS revenue procedure, up to 90% of any such taxable dividend for taxable years ending prior to 2012 could be payable in our stock. The IRS has also issued (and where Revenue Procedure 2009-15 or 2010-12 is not currently applicable, the IRS continues to issue) private letter rulings on cash/stock dividends paid by regulated investment companies and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of Revenue Procedures 2009-15 and 2010-12) if certain requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.

We cannot assure that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher incentive fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of our Board of Directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our amended certificate of incorporation and our amended and restated bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our amended certificate of incorporation and amended and restated bylaws dividing our Board of Directors in three classes serving staggered three-year terms, requiring the affirmative vote of the holders of 75% of the then outstanding shares of our capital stock entitled to vote to remove a director for cause, and, subject to the rights of any holders of preferred stock, filling any vacancy on our Board of Directors only by a vote of a majority of the directors then in office. The classification of our Board of Directors and the limitations on removal of directors and filling of vacancies could have the effect of making it more difficult for a third party to acquire us, or of discouraging a third party from acquiring us. Our certificate of incorporation and bylaws also provide that special meetings of the stockholders may only be called by our Board of Directors, Chairman, Chief Executive Officer or Secretary. These provisions, as well as other provisions of amended certificate of incorporation and amended and restated bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of NAV, and quarterly dividends per share for the years ended December 31, 2010 and 2009.

	Closing Sales Price			Premium/ Discount of High Sales Price to NAV (2)	Premium/ Discount of Low Sales Price to NAV (2)	Declared Dividends
	NAV(1)	High	Low
Year Ended December 31, 2010
First Quarter	$9.77	$10.10	$8.52	103%	87%	$0.32
Second Quarter	$9.83	$11.58	$9.70	118%	99%	$0.32
Third Quarter	$9.76	$11.97	$9.58	123%	98%	$0.32
Fourth Quarter	$9.62	$12.69	$10.95	132%	114%	$0.32
Year Ended December 31, 2009
First Quarter	$9.04	$10.98	$2.41	121%	27%	$0.16
Second Quarter	$9.24	$7.00	$4.24	76%	46%	$0.16
Third Quarter	$9.59	$8.91	$5.79	93%	60%	$0.16
Fourth Quarter	$9.55	$8.79	$7.23	92%	76%	$0.32

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the relevant quarter.
(2)	Calculated as of the respective high or low closing sales price divided by NAV.

Holders

At February 28, 2011, there were approximately 356 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

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

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. For the years ended December 31, 2010, 2009 and 2008, we recorded a provision for federal excise taxes of $298,322, $1,012,791 and $436,733, respectively. Undistributed taxable income carried forward from 2010, currently estimated to be approximately $8,900,000 or $0.12 per share, will be paid out as dividends to stockholders in 2011.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2010, 2009 and 2008, dividends reinvested pursuant to our dividend reinvestment plan totaled $5,468,133, $9,083,849 and $28,689,391, respectively.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

With respect to dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For the years ended December 31, 2010, 2009 and 2008, these fees totaled $9,917,939, zero and $2,571,938, respectively. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending prior to 2012) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index for the period June 27, 2007 (the date our common stock began to trade on The NASDAQ Global Select Market in connection with our initial public offering) through December 31, 2010. The graph assumes that, on June 27, 2007, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Financial Services Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

ITEM 6. SELECTED FINANCIAL DATA

The unaudited Statement of Operations Data, Per Share Data and Balance Sheet Data for each of the five years in the period ended December 31, 2010 are derived from our financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Total Investment Income	$105,871	$124,884	$143,196	$127,776	$53,892
Net Expenses (including excise taxes):
Before Base Management Fee Waiver	46,020	48,831	48,093	53,987	18,314
After Base Management Fee Waiver(1)	46,020	48,831	48,093	51,930	14,000
Net Investment Income	59,851	76,053	95,103	75,846	39,892
Net Realized and Unrealized Gain (Loss)	11,699	(8,813)	(245,610)	(59,626)	1,662
Net Increase (Decrease) in Net Assets Resulting from Operations	71,550	67,240	(150,507)	16,219	41,555
Per Share Data:
Net Asset Value Per Common Share at Year End	$9.62	$9.55	$9.23	$13.78	$14.93
Market Price at Year End(2)	11.06	8.52	9.86	15.28	—
Net Investment Income	0.96	1.36	1.76	1.66	1.09
Net Realized and Unrealized Gain (Loss)	0.18	(0.16)	(4.54)	(1.31)	0.04
Net Increase (Decrease) in Net Assets Resulting from Operations	1.14	1.20	(2.78)	0.35	1.13
Dividends Declared	1.28	0.80	1.72	1.69	1.15
Balance Sheet Data at Year End:
Total Assets	$915,608	$879,526	$966,192	$1,121,942	$766,259
Borrowings Outstanding	170,000	296,000	426,000	381,300	164,000
Total Net Assets	698,480	539,563	510,296	728,192	561,800
Other Data:
Total Return(3)	48.4%	(5.9)%	(23.9)%	3.4%	7.8%
Number of Portfolio Companies at Year End	50	57	63	60	49
Value of Investments at Year End	$880,086	$846,742	$926,845	$1,098,261	$754,168
Yield on Investments at Year End(4)	10.9%	11.2%	11.0%	12.4%	12.5%

(1)	The base management fee waiver terminated on June 30, 2007.
(2)	Our common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(3)	For the years ended December 31, 2010, 2009 and 2008, total return is based on the change in market price during the respective years. For the years ended December 31, 2007 and 2006, total return is based on the change in net asset value per common share during the respective years. The total return for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during such period was 1.2%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(4)	Yield on investments at year end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at year end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

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

Valuation of portfolio investments

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. We obtain market quotations, when available, from an independent pricing service or one or more broker-dealers or market makers and utilize the average of the range of bid and ask quotations as a practical expedient for fair value. However, debt investments with remaining maturities within 60 days are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Because we expect that there will not be a readily available market value for substantially all of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Advisor believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where markets quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

With respect to investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

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

•	the audit committee of our Board of Directors reviews the preliminary valuations prepared by the independent valuation firms; and

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

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. ASC 820-10 defines fair value as the price that a company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

Our valuation policy and fair value disclosures are consistent with ASC 820-10. We evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value and categorize each investment within the fair value hierarchy pursuant to ASC 820-10.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the financial statements.

Revenue recognition

We record interest income, adjusted for amortization of premium and accretion of discount, and dividend income on an accrual basis to the extent that we expect to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income is accrued only to the extent that the portfolio company valuation indicates that the PIK income is likely to be collected. We may not accrue PIK income if the portfolio company valuation indicates that the PIK income is not collectible. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, we record any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees as interest income. Expenses are recorded on an accrual basis.

With respect to the dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and, accordingly, distributed to stockholders. For the years ended December 31, 2010, 2009 and 2008, these fees totaled $9,917,939, zero and $2,571,938, respectively. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Federal income taxes

We have elected to be taxed as a RIC under Subchapter M of the Code and currently qualify, and intend to continue to qualify each year, as a RIC under the Code. In order to qualify as a RIC, we are required to distribute annually at least 90% of investment company taxable income, as defined by the Code, to our stockholders. To avoid federal excise taxes, we must distribute annually at least 98% of our income from the current year (both ordinary income and net capital gains) and any undistributed ordinary income and net capital gains from the preceding years. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to our stockholders. We will accrue excise tax on estimated excess taxable income as required. For the years ended December 31, 2010, 2009 and 2008, we recorded a provision for federal excise taxes of $298,322, $1,012,791 and $436,733, respectively. Undistributed taxable income carried forward from 2010, currently estimated to be approximately $8,900,000 or $0.12 per share, will be paid out as dividends to stockholders in 2011.

Financial and operating highlights

At December 31, 2010:

Investment Portfolio: $882.2 million

Net Assets: $698.5 million

Indebtedness (borrowings under Credit Facility): $170.0 million

Net Asset Value per share: $9.62

Portfolio Activity for the Year Ended December 31, 2010:

Cost of investments during period: $406.0 million

Sales, repayments and other exits during period: $395.3 million

Number of portfolio companies at end of period: 50

Operating Results for the Year Ended December 31, 2010:

Net investment income per share: $0.96

Dividends declared per share: $1.28

Earnings per share: $1.14

Net investment income: $59.9 million

Net realized and unrealized losses: $11.7 million

Net increase in net assets from operations: $71.5 million

Portfolio and investment activity

During the year ended December 31, 2010, we invested approximately $406.0 million across eight new and several existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($105.6 million, or 26% of the total) or second liens ($108.9 million, or 27%), unsecured or subordinated debt securities ($118.3 million, or 29%), senior secured notes ($45.4 million, or 11%) and equity securities ($27.8 million, or 7%). Additionally, we received proceeds from sales, repayments and other exits of investment principal of approximately $395.3 million during the year ended December 31, 2010.

At December 31, 2010, our net portfolio of $882 million (at fair value) consisted of 50 portfolio companies and was invested 50% in senior secured loans, 26% in unsecured or subordinated debt securities, 14% in equity investments, 10% in senior secured notes and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.7 million. Our largest portfolio company investment by value was approximately $53.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2010. At December 31, 2009, our net portfolio of $853 million (at fair value) consisted of 57 portfolio companies and was invested 59% in senior secured loans, 30% in unsecured or subordinated debt securities, 6% in senior secured notes, 5% in equity investments and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $18.5 million at December 31, 2009. Our largest portfolio company investment by value was approximately $56.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2009.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.4% at December 31, 2010 and 13.7% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.3% and 14.3%, respectively, at December 31, 2010, versus 11.6% and 17.2% at December 31, 2009. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.9% at December 31, 2010 and 11.2% at December 31, 2009. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.1% and 12.1%, respectively, at December 31, 2010, versus 9.4% and 14.2% at December 31, 2009. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At December 31, 2010, 45% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate, and 55% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 25% at December 31, 2010. At December 31, 2009, 41% of our debt investments bore interest based on floating rates and 59% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 5% at December 31, 2009.

Results of operations

Results comparisons are for the years ended December 31, 2010, 2009 and 2008.

Investment income

Investment income totaled $105,870,837, $124,884,057 and $143,195,713, respectively, for the years ended December 31, 2010, 2009 and 2008, of which $57,321,456, $68,096,154 and $86,676,943 were attributable to interest and fees on senior secured loans, $44,042,992, $54,112,822 and $52,957,970 to interest earned on other debt securities,

$4,385,525, $2,590,001, and $3,022,861 to dividends from equity securities, $8,610, $11,509 and $321,162 to interest earned on short-term investments and cash equivalents, and $112,254, $73,571 and $216,777 to other income, respectively. The decrease in investment income compared to the prior year primarily reflects a reduction in the size of our portfolio due to sales, repayments and other exits. Total investments at their current cost basis were $985,677,505 at December 31, 2010, compared to $1,054,820,003 at December 31, 2009. In addition, since net new investment activity was strongest in the latter half of 2010, its impact on investment income for the year was somewhat diminished.

Expenses

Total expenses for the years ended December 31, 2010, 2009 and 2008 were $45,721,726, $47,818,496 and $47,655,991, respectively, which consisted of $16,877,854, $18,498,189 and $22,716,602 in base management fees, $15,108,049, $16,818,602 and zero in incentive management fees owed to the Advisor, $6,233,689, $6,416,888 and $18,667,097 in interest expense and fees related to the Credit Facility, $2,136,038, $683,552 and $654,460 in amortization of debt issuance costs, $1,622,957, $1,466,563, and $1,027,135 in Advisor expenses, $877,930, $1,126,665 and $1,775,146 in professional fees, $763,876, $807,837 and $1,037,712 in administrative services, $581,428, $569,201 and $535,420 in insurance expenses, $385,750, $360,095 and $286,834 in director fees and $1,134,155, $1,070,904 and $955,585 in other expenses, respectively. In addition, we recorded a provision for federal excise taxes of $298,322, $1,012,791 and $436,733 for the years ended December 31, 2010, 2009 and 2008, respectively. The decreases in base management and incentive management fees primarily reflect a reduction in the size of our portfolio due to sales, repayment and other exits. The increase in amortization of debt issuance costs reflects the incurrence of structuring and arrangement fees as a result of our Credit Facility amendment in April 2010.

Net investment income

Net investment income was $59,850,789, $76,052,770 and $95,102,989 respectively, for the years ended December 31, 2010, 2009 and 2008. The decrease is primarily a result of a decline in interest income partially offset by a reduction in expenses.

Net realized gain or loss

Net realized loss of $(90,236,723) for the year ended December 31, 2010 was the result of $(89,301,764) in net losses realized from the disposition or restructuring of our investments and $(934,959) in net loss realized on foreign currency transactions. Net realized loss on investments for the year ended December 31, 2010 resulted primarily from the restructuring of our investments in Electrical Components International, Inc., Marsico Capital entities and Penton Media, Inc. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency losses mainly represent losses on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the year ended December 31, 2009, net realized loss was $(110,238,068) as a result of $(106,531,541) in net losses realized from the disposition of investments and $(3,706,527) in net loss realized on foreign currency transactions. For the year ended December 31, 2008 net realized gain was $6,127,856 as a result of $258,257 in net gains realized from the disposition of investments and $5,869,599 in net gain realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the years ended December 31, 2010, 2009 and 2008, the change in net unrealized appreciation or depreciation was a decrease (increase) in net unrealized depreciation of $101,935,495, $101,425,021 and $(251,738,227), respectively. The decrease in net unrealized depreciation for the year ended December 31, 2010 was comprised of a decrease in net unrealized depreciation on investments of $102,486,118 and a net unrealized foreign currency translation loss of $(550,623). The decrease in net unrealized depreciation on investments for the year ended December 31, 2010 was primarily represents reversals of prior years’ net unrealized depreciation as a result of the investment restructurings and dispositions described above and improved capital market conditions. The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the year ended December 31, 2009 was comprised of a decrease in net unrealized depreciation on investments of $100,908,828 and a net foreign currency gain of $516,193. The increase in net unrealized depreciation for the year ended December 31, 2008 was comprised of an increase in net unrealized depreciation on investments of $(251,872,831) and a net unrealized foreign currency gain of $134,604.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations was an increase of $71,549,561 for the year ended December 31, 2010 and an increase (decrease) of $67,239,732 and $(150,507,382) for the years ended December 31, 2009 and 2008, respectively. As compared to the prior periods, the increase primarily reflects the decrease in net unrealized depreciation on investments, net of realized gains and losses, for the year ended December 31, 2010.

Financial condition, liquidity and capital resources

During the year ended December 31, 2010, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments and repayments of principal.

Net cash provided by operating activities during the year ended December 31, 2010 was $37,837,994. Our primary source of cash from operating activities during 2010 was a net increase in net assets from operations of $71,549,561.

We used $41,503,171 for financing activities during the year ended December 31, 2010. Our primary uses of cash for financing activities were $69,837,299 of dividend distributions, $126,000,000 of net repayments under our Credit Facility and $8,020,996 of debt issuance costs incurred in connection with our Credit Facility amendment and January 2011 private placement of Senior Secured Notes. During the year ended December 31, 2010, we raised $162,355,124 in net proceeds from two add-on public offerings of our common stock.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. Non-extending lender commitments of $245,000,000 matured on December 6, 2010. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At December 31, 2010, the effective LIBOR spread under the Credit Facility was 3.17%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At December 31, 2010, we had $170,000,000 drawn and outstanding under the Credit Facility, with $205,000,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. At December 31, 2010, we were in compliance with all financial and operational covenants required by the Credit Facility.

At December 31, 2010, we had $2,160,871 in cash and cash equivalents.

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

Our shelf registration permits us to offer, from time to time, up to approximately $830 million of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights. As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings under our Credit Facility at December 31, 2010 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility Payable(1)	$170.0	$—	$170.0	$—	$—
Interest and Commitment Fees Payable on Credit Facility	$0.3	$—	$0.3	$—	$—

(1)	At December 31, 2010, $205 million remained unused under our Credit Facility.

We have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our gross assets and an incentive management fee, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. Pursuant to various other agreements, subsidiaries of The Bank of New York Mellon Corporation provide custodian services, administrative and accounting services, transfer agency and compliance support services to us. Payments under such agreements are generally equal to a percentage of our average net assets plus reimbursement of reasonable expenses, and a base fee. Either party may terminate each of the investment management agreement, administration agreement and such other agreements without penalty upon not less than 60 days’ written notice to the other. See Note 3 to our financial statements for more information regarding these agreements.

Off-balance sheet financing

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company’s only such guarantee outstanding at December 31, 2010 and 2009 was terminated on January 17, 2011 with no payments having been made thereunder.

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

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. For the years ended December 31, 2010, 2009 and 2008, we recorded a provision for federal excise taxes of $298,322, $1,012,791 and $436,733, respectively. Undistributed taxable income carried forward from 2010, currently estimated to be approximately $8,900,000 or $0.12 per share, will be paid out as dividends to stockholders in 2011.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2010, 2009 and 2008, dividends reinvested pursuant to our dividend reinvestment plan totaled $5,468,133, $9,083,849 and $28,689,391, respectively.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

With respect to dividends paid to stockholders, income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For the years ended December 31, 2010, 2009 and 2008, these fees totaled $9,917,939, zero and $2,571,938, respectively. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending prior to 2012) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Recent developments

On January 18, 2011, we closed a private placement issuance of $158 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17 million in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes.

On March 1, 2011, our Board of Directors declared a dividend of $0.32 per share, payable on April 1, 2011 to stockholders of record at the close of business on March 18, 2010.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2010, 45% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2010, the percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 25%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2010 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $13,000,000, or $0.18 per share, in the value of our net assets at December 31, 2010 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $11,500,000, or $0.16 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the years ended December 31, 2010, 2009 and 2008, we did not engage in any interest rate hedging activity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2010, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The Company’s internal control over financial reporting as of December 31, 2010 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the internal control over financial reporting of BlackRock Kelso Capital Corporation (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the schedule of investments, as of December 31, 2010, and the related statements of operations, changes in net assets, cash flows and financial highlights for the year then ended of the Company and our report dated March 8, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 8, 2011

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2011 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(1)	Financial Statements – See the Index to Financial Statements on page F-1.

(2)	Financial Statement Schedules – None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(3)	Exhibits – Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Kelso Capital Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Credit Agreement, dated as of December 28, 2007, among the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (7)

10.10	Amendment No. 1 to Amended and Restated Senior Secured Credit Agreement, dated as of April 20, 2010, among the Registrant, the lenders and assuming lenders party thereto and Citibank, N.A., as Administrative Agent (8)

10.11	Note Purchase Agreement, dated as of January 18, 2011, among the Registrant and the purchasers party thereto (9)

14.1	Code of Ethics of the Registrant (10)

14.2	Code of Ethics and Business Conduct of the Registrant (11)

14.3	Code of Ethics of the Advisor (5)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of June 7, 2010.
(3)	Filed with the Registrant’s Form 8-K dated as of November 9, 2009.
(4)	Previously filed with the Registrant’s Registration Statement on Form N-2 (Commission File No. 333-141090), as amended, originally filed on March 6, 2007.
(5)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of January 2, 2008.
(8)	Previously filed with the Registrant’s Form 8-K dated as of April 20, 2010.
(9)	Previously filed with the Registrant’s Form 8-K dated as of January 18, 2011.
(10)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying statements of assets and liabilities of BlackRock Kelso Capital Corporation (the “Company”), including the schedules of investments, as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets, and cash flows for each of the three years ended December 31, 2010 and the financial highlights for each of the five years ended December 31, 2010. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2010 and 2009, by correspondence with the custodian, loan agent or borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of BlackRock Kelso Capital Corporation as of December 31, 2010 and 2009, and the results of its operations, changes in its net assets, and its cash flows for each of the three years ended December 31, 2010 and the financial highlights for each of the five years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 8, 2011

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $822,763,237 and $963,463,604)	$707,262,774	$810,035,780
Non-controlled, affiliated investments (amortized cost of $80,424,668 and $63,942,195)	77,376,201	26,793,989
Controlled investments (amortized cost of $82,489,600 and $27,414,204)	95,446,691	9,912,276

Total investments at fair value (amortized cost of $985,677,505 and $1,054,820,003)	880,085,666	846,742,045
Cash and cash equivalents	1,344,159	5,048,136
Cash denominated in foreign currencies (cost of $798,560 and $759,760)	816,712	759,765
Unrealized appreciation on forward foreign currency contracts	—	203,998
Receivable for investments sold	5,316,189	—
Interest receivable	10,763,333	18,441,527
Dividends receivable	9,849,927	6,620,903
Prepaid expenses and other assets	7,431,688	1,710,105

Total Assets	$915,607,674	$879,526,479

Liabilities:
Payable for investments purchased	$2,726,437	$557,483
Unrealized depreciation on forward foreign currency contracts	368,445	—
Credit facility payable	170,000,000	296,000,000
Interest payable on credit facility	256,084	959,458
Dividend distributions payable	23,222,287	18,072,063
Base management fees payable	4,355,021	4,547,129
Incentive management fees payable	14,614,098	16,818,602
Accrued administrative services	80,164	201,728
Other accrued expenses and payables	1,505,214	2,807,254

Total Liabilities	217,127,750	339,963,717

Net Assets:
Common stock, par value $.001 per share, 200,000,000 and 100,000,000 common shares authorized, 73,531,317 and 57,436,875 issued and 72,569,638 and 56,475,196 outstanding	73,531	57,437
Paid-in capital in excess of par	994,200,522	826,617,395
Undistributed (distributions in excess of) net investment income	(4,029,341)	19,463,949
Accumulated net realized loss	(180,403,836)	(93,279,572)
Net unrealized depreciation	(105,935,052)	(207,870,547)
Treasury stock at cost, 961,679 and 961,679 shares held	(5,425,900)	(5,425,900)

Total Net Assets	698,479,924	539,562,762

Total Liabilities and Net Assets	$915,607,674	$879,526,479

Net Asset Value Per Share	$9.62	$9.55

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$92,169,396	$119,051,462	$134,491,870
Dividends	3,101,377	1,479,116	1,760,131
Other income	62,254	23,571	166,777
From non-controlled, affiliated investments:
Interest	6,403,192	2,255,171	4,246,547
Dividends	1,284,148	1,110,885	1,262,730
Other income	—	—	50,000
From controlled investments:
Interest	2,800,470	913,852	1,217,658
Other income	50,000	50,000	—

Total investment income	105,870,837	124,884,057	143,195,713

Expenses:
Base management fees	16,877,854	18,498,189	22,716,602
Incentive management fees	15,108,049	16,818,602	—
Interest and credit facility fees	6,233,689	6,416,888	18,667,097
Amortization of debt issuance costs	2,136,038	683,552	654,460
Investment advisor expenses	1,622,957	1,466,563	1,027,135
Professional fees	877,930	1,126,665	1,775,146
Administrative services	763,876	807,837	1,037,712
Insurance	581,428	569,201	535,420
Director fees	385,750	360,095	286,834
Other	1,134,155	1,070,904	955,585

Total expenses	45,721,726	47,818,496	47,655,991

Net investment income before excise taxes	60,149,111	77,065,561	95,539,722
Excise tax expense	(298,322)	(1,012,791)	(436,733)

Net Investment Income	59,850,789	76,052,770	95,102,989

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(53,083,081)	(63,987,289)	145,474
Non-controlled, affiliated investments	(36,221,198)	12,240	112,783
Controlled investments	2,515	(42,556,492)	—
Foreign currency	(934,959)	(3,706,527)	5,869,599

Net realized gain (loss)	(90,236,723)	(110,238,068)	6,127,856

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	32,535,681	86,293,709	(208,150,014)
Non-controlled, affiliated investments	39,491,418	(22,969,287)	(22,758,886)
Controlled investments	30,459,019	37,584,406	(20,963,931)
Foreign currency translation	(550,623)	516,193	134,604

Net change in unrealized appreciation or depreciation	101,935,495	101,425,021	(251,738,227)

Net realized and unrealized gain (loss)	11,698,772	(8,813,047)	(245,610,371)

Net Increase (Decrease) in Net Assets Resulting from Operations	$71,549,561	$67,239,723	$(150,507,382)

Net Investment Income Per Share	$0.96	$1.36	$1.76

Earnings (Loss) Per Share	$1.14	$1.20	$(2.78)

Basic and Diluted Weighted-Average Shares Outstanding	62,663,002	55,923,757	54,043,069
Dividends Declared Per Share	$1.28	$0.80	$1.72

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$59,850,789	$76,052,770	$95,102,989
Net realized gain (loss)	(90,236,723)	(110,238,068)	6,127,856
Net change in unrealized appreciation or depreciation	101,935,495	101,425,021	(251,738,227)

Net increase (decrease) in net assets resulting from operations	71,549,561	67,239,723	(150,507,382)

Dividend Distributions to Stockholders from:
Net investment income	(80,455,656)	(44,582,894)	(92,157,734)
Net realized gains	—	(238,525)	(729,635)

Total dividend distributions	(80,455,656)	(44,821,419)	(92,887,369)

Capital Share Transactions:
Proceeds from shares sold	170,861,250	—	—
Less offering costs	(8,506,126)	—	—
Reinvestment of dividends	5,468,133	9,083,849	28,689,391
Purchases of treasury stock	—	(2,234,892)	(3,191,008)

Net increase in net assets resulting from capital share transactions	167,823,257	6,848,957	25,498,383

Total Increase (Decrease) in Net Assets	158,917,162	29,267,261	(217,896,368)
Net assets at beginning of year	539,562,762	510,295,501	728,191,869

Net assets at end of year	$698,479,924	$539,562,762	$510,295,501

Capital Share Activity:
Shares issued from subscriptions	15,525,000	—	—
Shares issued from reinvestment of dividends	569,442	1,766,281	2,845,485
Purchases of treasury stock	—	(583,572)	(378,107)

Total increase in shares	16,094,442	1,182,709	2,467,378

Undistributed (distributions in excess of) net investment income at end of year	$(4,029,341)	$19,463,949	$3,855,016

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$71,549,561	$67,239,723	$(150,507,382)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Proceeds from dispositions of short-term investments—net	358,276	—	—
Purchases of investments	(405,956,515)	(46,757,709)	(197,266,147)
Sales (purchases) of foreign currency—net	(931,542)	(5,182,402)	5,942,467
Proceeds from sales/repayments of investments	395,269,097	128,224,448	120,312,897
Net change in unrealized appreciation or depreciation on investments	(102,486,118)	(100,908,828)	251,872,831
Net change in unrealized appreciation or depreciation on foreign currency translations	550,623	(516,193)	(134,604)
Net realized loss (gain) on investments	89,301,764	106,531,541	(258,257)
Net realized loss (gain) on foreign currency	934,959	3,706,527	(5,869,599)
Amortization of premium/discount—net	(9,829,869)	(5,537,815)	(3,275,791)
Amortization of debt issuance costs	2,136,038	683,552	654,460
Increase in receivable for investments sold	(5,316,189)	—	—
Decrease (increase) in interest receivable	7,678,194	(2,140,990)	(2,040,271)
Increase in dividends receivable	(3,229,024)	(2,459,657)	(2,364,631)
Decrease (increase) in prepaid expenses and other assets	163,375	(12,669)	(614,883)
Increase (decrease) in payable for investments purchased	2,168,954	(447,618)	1,005,101
Increase (decrease) in interest payable on credit facility	(703,374)	123,967	(672,786)
Increase (decrease) in base management fees payable	(192,108)	(1,177,900)	118,816
Increase (decrease) in incentive management fees payable	(2,204,504)	16,818,602	—
Increase (decrease) in accrued administrative services payable	(121,564)	31,283	(190,673)
Increase (decrease) in other accrued expenses and payables	(1,302,040)	1,164,212	551,889

Net cash provided by operating activities	37,837,994	159,382,074	17,263,437

Financing Activities:
Proceeds from issuance of common stock—net of offering costs	162,355,124	—	—
Dividend distributions paid	(69,837,299)	(37,128,672)	(48,045,418)
Borrowings under credit facility	314,700,000	72,400,000	202,700,000
Repayments under credit facility	(440,700,000)	(202,400,000)	(158,000,000)
Increase in deferred debt issuance costs	(8,020,996)	—	(25,612)
Purchases of treasury stock	—	(2,234,891)	(3,191,008)

Net cash used in financing activities	(41,503,171)	(169,363,563)	(6,562,038)

Effect of exchange rate changes on cash and cash equivalents	18,147	3,119	(3,687)

Net increase (decrease) in cash	(3,647,030)	(9,978,370)	10,697,712
Cash and cash equivalents, beginning of year	5,807,901	15,786,271	5,088,559

Cash and cash equivalents, end of year	$2,160,871	$5,807,901	$15,786,271

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during year for:
Interest	$5,653,301	$5,967,197	$19,093,363
Taxes	$1,111,018	$515,351	$132,484
Dividend distributions reinvested	$5,468,133	$9,083,849	$28,689,391

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—12.6%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000	$23,191,282	$21,385,000
American Residential Services L.L.C. et al., Second Lien, 12.00%, 4/15/15, acquired 4/9/10(d)	HVAC/ Plumbing Services	40,000,000	39,836,651	40,400,000
TriMark USA, Inc., Second Lien, 11.50% (LIBOR + 1.75% cash, 2.00% PIK), 11/30/13	Food Service Equipment	32,136,228	32,136,228	26,480,252

Total Senior Secured Notes			95,164,161	88,265,252

Unsecured Debt—1.0%
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	49,067,970	45,096,414	2,208,059
Maple Hill Acquisition LLC, 13.50%, 10/1/15	Rigid Packaging	5,000,000	5,000,000	5,000,000

Total Unsecured Debt			50,096,414	7,208,059

Subordinated Debt—32.2%
A & A Manufacturing Co., Inc., 14.00%, 5/16/16	Protective Enclosures	27,403,430	27,403,430	27,403,430
Aspen Marketing Holdings, Inc., 13.00%, 8/12/16	Marketing Services	50,000,000	50,000,000	50,000,000
Conney Safety Products, LLC, 16.00%, 10/1/14(e)	Safety Products	30,582,734	29,383,496	29,665,252
Mattress Giant Corporation, 11.00% PIK, 12/31/12(e)	Bedding —Retail	6,404,461	3,911,894	1,229,657
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(d)	Information Services	8,000,000	8,048,532	7,528,000
MedQuist Inc. et al., 13.00%, 10/15/16	Medical Transcription	43,000,000	43,000,000	43,000,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,366,867	15,520,536
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,935,425	5,000,000
Sarnova HC, LLC et al., 14.00% (12.00% cash, 2.00% PIK), 4/6/16	Healthcare Products	25,375,474	25,375,474	25,375,474
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	11,056,053	11,056,053	11,056,053
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(d)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 13.00% (10.00% cash, 3.00% PIK), 2/5/15	Waste Management Equipment	8,510,274	8,163,533	2,153,099

Total Subordinated Debt			233,644,704	224,931,501

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value(c)
Senior Secured Loans—64.5%(f)
Advantage Sales & Marketing Inc., Second Lien, 9.25% (LIBOR + 7.75%), 6/17/18	Marketing Services	$10,000,000		$9,850,494	$10,000,000
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	4,468,967		3,325,429	1,625,395
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(g)	Metals	115,000		115,000	115,000
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(g)	Utility Vehicles	8,000,000		8,000,000	7,200,000
AmQuip Crane Rental LLC, Second Lien, 6.04% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,017,329		22,622,302	20,871,059
Arclin US Holdings Inc., Second Lien, 7.75% (LIBOR + 6.00%), 1/15/15(e)(h)	Chemicals	3,559,198		2,831,246	3,459,541
Ascend Learning, LLC, Second Lien, 12.25% (Base Rate + 9.00%), 12/6/17	Education	20,000,000		20,000,000	20,000,000
Ashton Woods USA L.L.C., Second Lien, 11.75%, 7/6/15	Homebuilding	37,500,000		37,500,000	37,500,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien, 7.50% (LIBOR + 6.00%), 8/20/14(g)	Financial Services	2,000,000		2,000,000	2,000,000
Bankruptcy Management Solutions, Inc., Second Lien, 8.26% (LIBOR + 1.00% cash, 7.00% PIK), 8/20/15(g)	Financial Services	27,221,976		18,515,769	21,342,029
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 16.00%, 6/29/12(h)	Discount Stores	12,381,187	(i)	12,084,951	12,460,310
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 16.00%, 7/1/12(h)	Discount Stores	17,018,813	(i)	15,971,842	17,127,573
Berlin Packaging L.L.C., Second Lien, 6.78% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,582,963	23,400,000
Electrical Components International, Inc., Tranche B, First Lien, 9.50% (LIBOR + 6.50%), 5/14/15(g)	Electronics	1,641,718		1,641,718	1,641,718
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,123,427		3,123,427	2,529,976
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	40,828,460		36,865,344	—
Facet Technologies, LLC, Guaranty(j)	Medical Devices	—		—	—
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)(k)	Personal Fitness	7,166,047		7,166,047	6,119,804
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,263,070		3,262,020	3,073,812
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,305,090		2,304,957	2,076,887

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Henniges Automotive Holdings, Inc., First Lien, 12.00% (LIBOR + 10.00%), 11/30/16	Automotive	$40,000,000	$40,000,000	$40,000,000
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	4,791,367	4,791,367	4,791,367
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000	33,000,000	33,000,000
InterMedia Outdoors, Inc., Second Lien, 7.05% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,630,000
MCCI Group Holdings, LLC, Second Lien, 7.51% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,972,454	29,000,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,838,003	14,865,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000
Total Safety U.S., Inc., Second Lien, 6.79% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,829,000
United Subcontractors, Inc., First Lien, 1.80% (LIBOR + 1.50%), 6/30/15(e)	Building and Construction	1,842,354	1,780,989	1,589,952
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.50% (LIBOR + 8.50%), 9/16/16	Concession Services	44,887,500	44,887,500	44,887,500
Water Pik, Inc., Second Lien, 5.76% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	20,000,000	18,000,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.31% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	2,829,050
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.31% (LIBOR + 7.00%), 3/30/11(k)	Restaurants	8,334,656	8,334,656	4,379,893

Total Senior Secured Loans			500,218,478	450,344,866

Preferred Stock—0.9%
Alpha Media Group Holdings Inc., Series A-2(l)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(k)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	15,881,325	9,100,000	1,478,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(e)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			15,190,382	6,595,040

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Common Stock—11.9%(l)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	$—	$—
Arclin Cayman Holdings Ltd.(e)(h)	Chemicals	572,553	11,399,992	8,370,000
Bankruptcy Management Solutions, Inc.(g)	Financial Services	259,229	9,539,238	4,516,560
BKC ARS Blocker, Inc. (American Residential)(m)	HVAC/ Plumbing Services	1,000	20,798	1,118,000
BKC ASW Blocker, Inc. (American SportWorks)(g)(n)	Utility Vehicles	1,000	7,428,827	—
BKC CSP Blocker, Inc. (Conney Safety)(e)(o)	Safety Products	100	888,910	1,062,247
BKC DVSH Blocker, Inc. (DynaVox Systems)(p)	Augmentative Communication Products	100	758,068	723,813
BKC MTCH Blocker, Inc. (Marquette Transportation)(q)	Transportation	1,000	5,000,000	3,511,963
ECI Holdco, Inc., Class A-1 (Electrical Components)(g)	Electronics	18,848,836	18,848,836	51,480,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(g)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc. (United Subcontractors)(e)	Building and Construction	97,519	7,309,066	7,379,489

Total Common Stock			68,698,050	83,162,072

Limited Partnership/Limited Liability Company Interests—3.3%
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	—
Marsico Holdings, LLC, acquired 11/12/10(d)(l)	Financial Services	91,445	1,848,077	424,305
Penton Business Media Holdings LLC(e)(l)	Information Services	—	9,050,000	9,050,000
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	280,739	280,739
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	300,000
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	3,830
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	6,390,228
WBS Group Holdings, LLC, Class B-1, 16.00% PIK	Software	8,000	8,000,000	6,336,096

Total Limited Partnership/Limited Liability Company Interests			29,627,977	23,387,927

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—0.8%(l)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(e)(h)	Chemicals	230,159	$403,815	$1,378,850
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(e)(h)	Chemicals	230,159	323,052	1,553,288
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(e)(h)	Chemicals	230,159	484,578	1,164,424
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(e)(h)	Chemicals	230,159	403,815	1,356,461
Bankruptcy Management Solutions, Inc., expire 10/1/17(g)	Financial Services	22,544	365,583	125,880
BLB Worldwide Holdings, Inc., Contingent Value Rights, expire 11/5/17	Gaming	1,000	5,000	5,000
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—

Total Equity Warrants/Options			2,430,293	5,583,903

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			995,070,459	889,478,620
UNEARNED INCOME—(1.3)%			(9,392,954)	(9,392,954)

TOTAL INVESTMENTS—126.0%			$985,677,505	880,085,666

OTHER ASSETS & LIABILITIES (NET)—(26.0)%				(181,605,742)

NET ASSETS—100.0%				$698,479,924

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 7.9% of the Company’s net assets at December 31, 2010.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$—	$7,087,791	$—	$1,282,209	$8,370,000		$—	$—	$—
Warrants	—	3,955,050	—	1,497,973	5,453,023		—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	—	3,437,181	(8,298)	30,658	3,459,541		667	39,137	—
BKC CSP Blocker, Inc.
Common Stock	—	888,910	—	173,337	1,062,247		—	—	—
Conney Safety Products, LLC
Subordinated Debt	—	25,366,592	—	4,298,660	29,665,252		—	4,966,138	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	1,284,148
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	3,521,162	1,390,692	—	(3,682,197)	1,229,657		—	1,390,894	—
MGHC Holding Corporation
Common Stock	—	—	—	—	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	515,870	9,050,000	(14,943,201)	14,427,331	9,050,000		(14,426,995)	—	—
Penton Media, Inc.
Senior Secured Loan	4,290,000	14,571	(25,694,870)	21,390,299	—	†	(21,794,870)	(25,073)	—
United Subcontractors, Inc.
Senior Secured Loan	1,447,864	163,319	—	(21,231)	1,589,952		—	32,096
USI Senior Holdings, Inc.
Common Stock	6,902,053	383,057	—	94,379	7,379,489		—	—

Totals	$26,793,989	$51,737,163	$(40,646,369)	$39,491,418	$77,376,201		$(36,221,198)	$6,403,192	$1,284,148

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2010 represents 11.1% of the Company’s net assets.

(f)	Approximately 71% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 35% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2010 of all contracts within the specified loan facility.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain***	Interest/ Other Income***
Al Solutions, Inc.
Senior Secured Loan	$150,000	$221	$(32,638)	$(2,583)	$115,000		$2,362	$14,207
American SportWorks LLC
Senior Secured Loan	3,262,261	2,000,000	(7,178,673)	9,116,412	7,200,000		153	650,218
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan	—	4,000,000	(2,000,000)	—	2,000,000		—	148,011
Senior Secured Loan	—	18,515,769	—	2,826,260	21,342,029		—	675,666
Common Stock	—	9,539,238	—	(5,022,678)	4,516,560		—	—
Warrants	—	365,583	—	(239,703)	125,880		—	—
BKC ASW Blocker, Inc.
Common Stock	163,289	7,353,826	(175,000)	(7,342,115)	—		—	—
Electrical Components International, Inc.:
Senior Secured Loan	—	1,649,968	(8,250)	—	1,641,718		—	100,913
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,183
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,168
ECI Holdco, Inc.
Common Stock	—	18,848,836	—	32,631,164	51,480,000		—	—
Fitness Together Franchise Corporation
Senior Secured Loan	5,807,656	143,488	—	168,660	6,119,804		—	825,104
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—		—	—
Preferred Stock Series A-1	—	—	—	—	—		—	—
Preferred Stock Series B Convertible	779,000	2,600,000	—	(1,901,000)	1,478,000		—	—
Common Stock	—	—	—	—	—		—	—
Less: Unearned Income	(249,930)	(905,248)	358,276	224,602	(572,300)		—	—

Totals	$9,912,276	$88,111,681	$(33,036,285)	$30,459,019	$95,446,691		$2,515	$2,850,470

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010. There was no dividend income from these securities during the year.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of controlled investments at December 31, 2010 represents 13.7% of the Company’s net assets.

(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. This guaranty was terminated on January 17, 2011 with no payments having been made thereunder.
(k)	Non-accrual status (in default) at December 31, 2010 and therefore non-income producing. At December 31, 2010, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.4% and 1.8% of total debt investments at fair value and amortized cost, respectively.
(l)	Non-income producing equity securities at December 31, 2010.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC. and thus a controlled investment.

The accompanying notes are an integral part of these financial statements.

(o)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(q)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
PIK	Payment-in-kind.

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Wembley, Inc., Second Lien, 8.50% (Base Rate + 5.25%), 8/22/12(h)	Gaming	$1,000,000	$1,000,000	$67,500
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.25% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,850,000	4,719,650
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.25% (LIBOR + 7.00%), 3/30/11(h)	Restaurants	8,334,656	8,334,656	6,784,379

Total Senior Secured Loans			616,377,788	503,152,994

Preferred Stock—1.1%
Alpha Media Group Holdings Inc., Series A-2(l)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(h)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	11,343,804	6,500,000	779,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(e)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			12,590,382	5,896,040

Common Stock—3.5%(l)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
BKC ARS Blocker, Inc. (American Residential)(m)	HVAC/Plumbing Services	1,000	192,418	1,610,000
BKC ASW Blocker, Inc. (American SportWorks)(g)(n)	Utility Vehicles	1,000	250,001	163,289
BKC DVSH Blocker, Inc. (DynaVox Systems)(o)	Augmentative Communication Products	100	1,000,000	2,560,000
BKC MTCH Blocker, Inc. (Marquette Transportation)(p)	Transportation	1,000	5,000,000	2,635,000
Facet Holdings Corp.	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(g)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc. (United Subcontractors)(e)	Building and Construction	79,237	6,926,008	6,902,053

Total Common Stock			20,872,742	18,870,342

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2009

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Limited Partnership/Limited Liability Company Interests—2.4%
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	$5,333,333	$—
Marsico Parent Superholdco, LLC, 16.75% PIK, acquired 11/28/07(d)(h)	Financial Services	1,750	1,650,005	—
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	333,333	346,654
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	250,000
Prism Business Media Holdings LLC (Penton Media)(e)(l)	Information Services	68	14,943,201	515,870
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	479
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	4,198,939
WBS Group Holdings, LLC, Class B, 16.00% PIK	Software	8,000	8,000,000	7,167,857

Total Limited Partnership/Limited Liability Company Interests			35,375,700	13,082,528

Equity Warrants/Options—0.2%(l)
Kaz, Inc., expire 12/8/16	Consumer Products	49	512,000	770,160
Kaz, Inc., expire 12/8/16	Consumer Products	16	64,000	136,373
Kaz, Inc., expire 12/8/16	Consumer Products	16	24,000	75,141
Kaz, Inc., expire 12/8/16	Consumer Products	16	9,000	43,073
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—

Total Equity Warrants/Options			1,053,450	1,024,747

TOTAL INVESTMENTS INCLUDING UNEARNED INCOME			1,058,729,289	850,651,331
UNEARNED INCOME—(0.7)%			(3,909,286)	(3,909,286)

TOTAL INVESTMENTS—156.9%			$1,054,820,003	846,742,045

OTHER ASSETS & LIABILITIES (NET)—(56.9)%				(307,179,283)

NET ASSETS—100.0%				$539,562,762

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 3.6% of the Company’s net assets at December 31, 2009.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009		Net Realized Gain***	Interest Income***	Dividend Income***
American SportWorks LLC
Senior Secured Loan	$5,716,023	$—	$(3,572,448)	$(2,143,575)	$—	†	$—	$27,617	$—
BKC ASW Blocker, Inc.
Common Stock	16,399	—	(5,883)	(10,516)	—	†	—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,537,280	—	(408,000)	(12,240)	5,117,040		12,240	—	1,110,885
Common Stock	6,095,000	—	—	(1,095,000)	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	—	2,521,202	—	999,960	3,521,162		—	773,581	—
MGHC Holding Corporation
Common Stock	—	2,285,815	—	(2,285,815)	—		—	—	—
Penton Media, Inc.
Senior Secured Loan	18,226,000	78,211	—	(14,014,211)	4,290,000		—	1,437,763	—
Prism Business Media Holdings LLC
Limited Liability Co. Interest	4,730,000	—	—	(4,214,130)	515,870		—	—	—
United Subcontractors, Inc.
Senior Secured Loan	—	1,617,669	—	(169,805)	1,447,864		—	16,210	—
USI Senior Holdings, Inc.
Common Stock	—	6,926,008	—	(23,955)	6,902,053		—	—	—
Less: Unearned Income	(305,622)	305,622	—	—	—		—	—	—

Totals	$40,015,080	$13,734,527	$(3,986,331)	$(22,969,287)	$26,793,989		$12,240	$2,255,171	$1,110,885

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2009.
†	Investment moved out of the non-controlled, affiliated category into the controlled category during the year.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2009 represents 5.0% of the Company’s net assets.

(f)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 9% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2009 of all contracts within the specified loan facility.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2008	Gross Additions (Cost)*	Net Unrealized Gain (Loss)	Fair Value at December 31, 2009	Net Realized Loss**	Interest/Other Income**
Al Solutions, Inc.:
Senior Secured Loan	$—	$147,418	$2,582	$150,000	$—	$5,821
Subordinated Debt	—	71,373	(71,373)	—	(13,395,134)	71,373
American SportWorks LLC
Senior Secured Loan	—	3,572,448	(310,187)	3,262,261	—	78,075
BKC ASW Blocker, Inc.
Common Stock	—	5,883	157,406	163,289	—	—
Fitness Together Franchise Corporation
Senior Secured Loan	6,496,555	140,615	(829,514)	5,807,656	—	808,583
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—	—
Preferred Stock Series A-1	—	—	—	—	—	—
Preferred Stock Series B Convertible	4,700,000	—	(3,921,000)	779,000	—	—
Common Stock	—	—	—	—	—	—
Tygem Holdings, Inc.:
Preferred Stock	—	—	—	—	(10,826,867)	—
Preferred Stock Series B Convertible	—	—	—	—	(14,725,535)	—
Common Stock	—	—	—	—	(3,608,956)	—
Less: Unearned Income	—	(249,930)	—	(249,930)	—	—

Totals	$11,196,555	$3,687,807	$(4,972,086)	$9,912,276	$(42,556,492)	$963,852

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	For the year ended December 31, 2009. There was no dividend income from these securities during the year.

The aggregate fair value of controlled investments at December 31, 2009 represents 1.8% of the Company’s net assets.

(h)	Non-accrual status (in default) at December 31, 2009 and therefore non-income producing. At December 31, 2009, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 3.5% and 6.5% of total debt investments at fair value and amortized cost, respectively.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Principal amount is denominated in Canadian dollars.
(k)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. Expires December 31, 2011. Maximum potential future payments under this guaranty are $6,000,000 at December 31, 2009.
(l)	Non-income producing equity securities at December 31, 2009.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
PIK	Payment-in-kind.

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

With respect to the Company’s investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, the Board of Directors has approved a multi-step valuation process each quarter, as described below:

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

(iii)	The audit committee of the Board of Directors reviews the preliminary valuations prepared by the independent valuation firms; and

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

(b)	Cash equivalents include short-term liquid investments in a money market fund.

(c)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d)	Gains or losses on the disposition of investments are calculated using the specific identification method.

(e)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income is accrued only to the extent that the portfolio company valuation indicates that the PIK income is likely to be collected. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(f)	The Company has elected to be taxed as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Company holds 100% of the common stock of certain companies as indicated in the accompanying schedules of investments. The Company carries its investments in such wholly owned companies at fair value in the statements of assets and liabilities, net of any applicable income tax liabilities. An income tax provision has been provided at the wholly owned company level on all income of such companies, including realized and unrealized gains. Such wholly owned companies are held in connection with the Company’s election to be taxed as a RIC. In general, these wholly owned companies earn income that, if earned directly by the Company, would not be qualifying income for purposes of the Company qualifying as a RIC. Dividends from these wholly owned companies and gains from the sale of their stock are qualifying income for this purpose. The Company makes investments in securities in accordance with its investment policies through these wholly owned companies.

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

(i)	Debt issuance costs are being amortized over the term of the related debt using the straight line method.

(j)	The Company records registration expenses related to its shelf registration statement and related SEC filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946, Financial Services—Investment Companies.

(k)	Loans or debt securities are placed on non-accrual status, as a general matter, when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

(l)	The Company discloses subsequent events in accordance with ASC 855-10, Subsequent Events (“ASC 855-10”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855-10 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. See Note 14.

(m)	Recently Issued Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 to require new disclosures with regard to transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements within the Level 3 fair value rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 of the applicable additional disclosure requirements of ASU 2010-06 did not materially impact the Company’s financial statements. The adoption of the additional disclosure requirements, which will be effective in 2011, is not expected to materially impact the Company’s financial statement disclosures.

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

For the years ended December 31, 2010, 2009 and 2008, the Advisor earned $16,877,854, $18,498,189 and $22,716,602, respectively, in base management fees under the management agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: the transition period; trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income); and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “transition period” began on July 1, 2007 and ended on June 30, 2008. The initial “trailing four quarters’ periods” ended on September 30, 2008. In other words, beginning for the quarterly period ended on September 30, 2008 and for each calendar quarter thereafter, the income portion of the Incentive Fee payable for the quarter was determined by reference to such calendar quarter and the three preceding calendar quarters. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

Annual Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated on an annual basis. For each annual period, the Company pays the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

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

For the years ended December 31, 2010, 2009 and 2008, the Advisor earned $15,108,049, $16,818,602 and zero, respectively, in Incentive Fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2010, 2009 and 2008, the Company incurred $1,622,957, $1,466,563 and $1,027,135, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the years ended December 31, 2010, 2009 and 2008 were $3,240,732, $1,978,629 and $1,691,420, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2010, 2009 and 2008, the Company incurred $587,469, $642,993 and $847,387, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

The PNC Financial Services Group, Inc. (“PNC”) is a significant stockholder of the ultimate parent of the Administrator. BNY Mellon Investment Servicing (U.S.) Inc. (“BMIS”), formerly PNC Global Investment Servicing (U.S.) Inc. and until recently a subsidiary of PNC, provides administrative and accounting services to the Company pursuant to a Sub-Administration and Accounting Services Agreement. PFPC Trust Company, until recently another subsidiary of PNC, provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, BMIS provides transfer agency and compliance support services to the Company pursuant to a Transfer Agency Agreement and a Compliance Support Services Agreement, respectively. Effective July 1, 2010, BMIS and PFPC Trust Company were acquired by subsidiaries of The Bank of New York Mellon Corporation and are no longer considered related parties of the Company as of and after that date.

For the services provided to the Company by BMIS and its affiliates, BMIS is entitled to an annual fee of 0.02% of the Company’s average net assets plus reimbursement of reasonable expenses, and a base fee, payable monthly. PFPC Trust Company may charge the Company additional fees for cash overdraft balances or for sweeping excess cash balances. For the years ended December 31, 2010, 2009 and 2008, the Company incurred $215,801, $195,123 and $234,332, respectively, for administrative, accounting, custodian and transfer agency services fees payable to BMIS and its affiliates under the related agreements.

At December 31, 2010 and 2009, cash equivalents of $1,344,159 and $5,048,136 consisted of short-term liquid investments in a money market fund managed by an affiliate of the Administrator.

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the years ended December 31, 2009 and 2008, the Advisor purchased 80,867 and 225,185 shares of the Company’s common stock in the open market for $312,322 and $2,267,330, respectively, including brokerage commissions. There were no such purchases during the year ended December 31, 2010.

At December 31, 2010 and 2009, the Advisor owned and had the right to vote approximately 47,000 and 353,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 426,000 and 202,000 shares, respectively, of the Company’s common stock. At December 31, 2010 and 2009, other entities affiliated with the Administrator beneficially owned approximately 4,181,000 and 2,611,000 shares, respectively, of the Company’s common stock, representing approximately 5.8% and 4.6% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Numerator for basic and diluted net increase (decrease) in net assets per share	$71,549,561	$67,239,723	$(150,507,382)
Denominator for basic and diluted weighted average shares	62,663,002	55,923,757	54,043,069
Basic/diluted net increase (decrease) in net assets per share resulting from operations	$1.14	$1.20	$(2.78)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each year because there were no common stock equivalents outstanding during the above years.

5. Investments

Purchases of investments for the years ended December 31, 2010, 2009 and 2008 totaled $405,956,515, $46,757,709 and $197,266,147, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2010, 2009 and 2008 totaled $395,269,097, $128,224,448 and $120,312,897, respectively.

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled affiliated and controlled investments is contained in the accompanying schedules of investments and other financial statements. The information in the tables below is presented on an aggregated portfolio basis, without segregating the non-controlled non-affiliated, non-controlled affiliated and controlled investment categories.

At December 31, 2010, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$95,164,161	$88,265,252
Unsecured debt	50,096,414	7,208,059
Subordinated debt	233,644,704	224,931,501
Senior secured loans:
First lien	157,639,903	147,248,237
Second/other priority lien	342,578,575	303,096,629

Total senior secured loans	500,218,478	450,344,866

Preferred stock	15,190,382	6,595,040
Common stock	68,698,050	83,162,072
Limited partnership/limited liability company interests	29,627,977	23,387,927
Equity warrants/options	2,430,293	5,583,903

Total investments including unearned income	995,070,459	889,478,620
Unearned income	(9,392,954)	(9,392,954)

Total investments	$985,677,505	$880,085,666

At December 31, 2009, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$54,634,954	$48,407,746
Unsecured debt	171,308,101	126,984,798
Subordinated debt	146,516,172	133,232,136
Senior secured loans:
First lien	119,531,264	115,409,425
Second/other priority lien	496,846,524	387,743,569

Total senior secured loans	616,377,788	503,152,994

Preferred stock	12,590,382	5,896,040
Common stock	20,872,742	18,870,342
Limited partnership/limited liability company interests	35,375,700	13,082,528
Equity warrants/options	1,053,450	1,024,747

Total investments including unearned income	1,058,729,289	850,651,331
Unearned income	(3,909,286)	(3,909,286)

Total investments	$1,054,820,003	$846,742,045

The industry composition of the portfolio at fair value at December 31, 2010 and 2009 was as follows:

	December 31,
Industry	2010	2009
Personal and Other Services	13.8%	9.4%
Business Services	11.8	12.6
Healthcare	10.6	10.0
Printing, Publishing and Media	8.5	3.2
Consumer Products	7.6	6.0
Manufacturing	7.1	7.6
Distribution	6.3	4.8
Electronics	6.1	8.5
Building and Real Estate	5.2	1.0
Financial Services	4.9	4.6
Automotive	4.5	—
Chemicals	4.4	4.4
Retail	4.0	4.6
Containers and Packaging	3.2	2.7
Beverage, Food and Tobacco	0.8	4.0
Entertainment and Leisure	0.8	2.6
Transportation	0.4	6.3
Metals	—	4.1
Utilities	—	3.6

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2010 was United States 94.7% and Canada 5.3%, and at December 31, 2009 was United States 93.7%, Canada 6.3% and United Kingdom and other less than 0.1%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their value recorded in the statements of assets and liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

6. Derivatives

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each year is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with creditworthy counterparties.

At December 31, 2010, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2010	Unrealized Depreciation
Canadian dollar	January 19, 2011	29,400,000 Sold	$29,166,667	$29,535,112	$(368,445)

At December 31, 2009, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2009	Unrealized Appreciation
Canadian dollar	January 27, 2010	795,444 Purchased	$(759,501)	$(760,561)	$1,060
Canadian dollar	January 27, 2010	31,500,000 Sold	30,316,883	30,118,610	198,273
Canadian dollar	January 27, 2010	800,000 Sold	769,582	764,917	4,665

Total			$30,326,964	$30,122,966	$203,998

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options at December 31, 2010 and 2009 represents 0.8% and 0.2%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future.

7. Credit facility and borrowings

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on December 28, 2007, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $545,000,000 outstanding, at any one time, consisting of $400,000,000 in revolving loan commitments and $145,000,000 in term loan commitments. On April 20, 2010, the Company amended the Credit Facility to extend through December 6, 2013 certain existing lenders’ commitments. These extended commitments, together with the addition of commitments from new lenders, total $375,000,000, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. Non-extending lender commitments of $245,000,000 matured on December 6, 2010. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At December 31, 2010, the effective LIBOR spread under the Credit Facility was 3.17%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.0:1.0, (f) maintaining minimum liquidity, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries. In addition to the asset coverage ratio described above, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At December 31, 2010, the Company had $170,000,000 drawn on the Credit Facility versus $296,000,000 at December 31, 2009. The average debt outstanding on the Credit Facility during the years ended December 31, 2010, 2009 and 2008 was $205,151,507, $397,464,757 and $453,241,284, respectively. The maximum amounts borrowed during the years ended December 31, 2010, 2009 and 2008 were $314,000,000, $434,000,000 and $491,000,000, respectively. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $205,000,000 at December 31, 2010.

The weighted average annual interest cost for the years ended December 31, 2010, 2009 and 2008 was 2.41%, 1.53% and 4.06%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the years ended December 31, 2010, 2009 and 2008 were $1,223,193, $265,385 and $187,579, respectively.

The April 2010 amendment to the Credit Facility did not substantially change the financial and operational covenants required under the previous agreement. At December 31, 2010, the Company was in compliance with all such covenants.

8. Capital stock

The following table summarizes the total shares issued and proceeds the Company received net of underwriter and offering costs for offerings closed during year ended December 31, 2010. There were no share offerings during the years ended December 31, 2009 and 2008.

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
June 2010 public offering	8,625,000	$10.25	$83,892,007
October 2010 public offering	6,900,000	11.95	78,463,117

Total for the year ended December 31, 2010	15,525,000		$162,355,124

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2010, the repurchase plan was further extended through the earlier of June 30, 2011 or until the approved number of shares has been repurchased. During the year ended December 31, 2009, the Company purchased a total of 583,572 shares of its common stock on the open market for $2,234,892, including brokerage commissions. During the year ended December 31, 2008, the Company purchased a total of 378,107 shares of its common stock on the open market for $3,191,008, including brokerage commissions. There were no such purchases during the year ended December 31, 2010. At December 31, 2010, the total number of remaining shares authorized for repurchase was 1,794,971. The Company currently holds the shares it repurchased in treasury.

For the years ended December 31, 2010, 2009 and 2008, dividends and distributions paid to common stockholders were $80,455,656, $44,821,419 and $92,887,369, respectively. For the years ended December 31, 2010, 2009 and 2008, dividends and distributions reinvested pursuant to the Company’s dividend reinvestment plan were $5,468,133, $9,083,849 and $28,689,391, respectively.

On June 7, 2010, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock form 100,000,000 to 200,000,000. The amendment was effective on that date.

9. Guarantees and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company’s only such guarantee outstanding at December 31, 2010 and 2009 was terminated on January 17, 2011 with no payments having been made thereunder.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s Credit Facility payable were $170,000,000 and $169,150,000 at December 31, 2010 and $296,000,000 and $287,120,000 at December 31, 2009, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at December 31, 2010 and 2009 in determining such fair values:

		Fair Value Inputs at December 31, 2010
	Fair Value at December 31, 2010	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$88,265,252	$—	$—	$88,265,252
Unsecured debt	6,898,385	—	—	6,898,385
Subordinated debt	221,369,811	—	—	221,369,811
Senior secured loans	444,823,276	—	—	444,823,276
Preferred stock	6,595,040	—	—	6,595,040
Common stock	83,162,072	—	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	—	23,387,927
Equity warrants/options	5,583,903	—	—	5,583,903

Total investments	880,085,666	—	—	880,085,666
Forward foreign currency contracts	(368,445)	—	(368,445)	—
Cash and cash equivalents	2,160,871	2,160,871	—	—

Total	$881,878,092	$2,160,871	$(368,445)	$880,085,666

		Fair Value Inputs at December 31, 2009
	Fair Value at December 31, 2009	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$48,407,746	$—	$—	$48,407,746
Unsecured debt	126,312,042	—	—	126,312,042
Subordinated debt	131,337,094	—	—	131,337,094
Senior secured loans	501,811,506	—	—	501,811,506
Preferred stock	5,896,040	—	—	5,896,040
Common stock	18,870,342	—	—	18,870,342
Limited partnership/limited liability company interests	13,082,528	—	—	13,082,528
Equity warrants/options	1,024,747	—	—	1,024,747

Total investments	846,742,045	—	—	846,742,045
Forward foreign currency contracts	203,998	—	203,998	—
Cash and cash equivalents	5,807,901	5,807,901	—	—

Total	$852,753,944	$5,807,901	$203,998	$846,742,045

In determining the fair values of the Company’s forward foreign currency contracts at December 31, 2010 and 2009, the Company used unadjusted indicative price quotations for similar assets (Level 2). The following tables summarize the valuation techniques used at December 31, 2010 and 2009 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used:

		Valuation Techniques at December 31, 2010
	Fair Value at December 31, 2010	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$88,265,252	$—	$88,265,252
Unsecured debt	6,898,385	—	6,898,385
Subordinated debt	221,369,811	—	221,369,811
Senior secured loans	444,823,276	2,529,976	442,293,300
Preferred stock	6,595,040	—	6,595,040
Common stock	83,162,072	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	23,387,927
Equity warrants/options	5,583,903	5,000	5,578,903

Total investments	$880,085,666	$2,534,976	$877,550,690

		Valuation Techniques at December 31, 2009
	Fair Value at December 31, 2009	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$48,407,746	$—	$48,407,746
Unsecured debt	126,312,042	—	126,312,042
Subordinated debt	131,337,094	—	131,337,094
Senior secured loans	501,811,506	4,042,540	497,768,966
Preferred stock	5,896,040	—	5,896,040
Common stock	18,870,342	—	18,870,342
Limited partnership/limited liability company interests	13,082,528	—	13,082,528
Equity warrants/options	1,024,747	—	1,024,747

Total investments	$846,742,045	$4,042,540	$842,699,505

The following is a reconciliation for the year ended December 31, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2009	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2010
Senior secured notes	$48,407,746	$79,596	$111,657	$(671,701)	$40,337,954	$—	$88,265,252
Unsecured debt	126,312,042	1,065,681	(17,892,200)	1,434,948	(104,022,086)	—	6,898,385
Subordinated debt	131,337,094	2,626,870	358	4,570,831	82,834,658	—	221,369,811
Senior secured loans	501,811,506	5,697,722	(61,219,811)	63,351,182	(64,817,323)	—	444,823,276
Preferred stock	5,896,040	—	—	(1,901,000)	2,600,000	—	6,595,040
Common stock	18,870,342	—	1,061,929	16,466,423	46,763,378	—	83,162,072
Limited partnership/limited liability company interests	13,082,528	—	(16,077,000)	16,053,122	10,329,277	—	23,387,927
Equity warrants/options	1,024,747	—	4,707,189	3,182,313	(3,330,346)	—	5,583,903

Total investments*	$846,742,045	$9,469,869	$(89,307,878)	$102,486,118	$10,695,512	$—	$880,085,666

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

The following is a reconciliation for the year ended December 31, 2009 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2008	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2009
Debt investments	$894,752,768	$5,537,815	$(75,246,929)	$76,021,263	$(93,196,529)	$—	$807,868,388
Equity investments	32,092,158	—	(31,284,612)	24,887,565	13,178,546	—	38,873,657

Total investments*	$926,844,926	$5,537,815	$(106,531,541)	$100,908,828	$(80,017,983)	$—	$846,742,045

*	Pursuant to fair value measurement and disclosure guidance, the Company formerly categorized investments by class as shown above.

There were no transfers between Levels for the year ended December 31, 2010 and 2009. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2010.

	Net Change in Unrealized Appreciation or Depreciation for the Year Ended December 31, 2010 on Investments Held at December 31, 2010	Net Unrealized Appreciation or Depreciation on Investments Held at December 31, 2010
Senior secured notes	$(671,701)	$(6,898,909)
Unsecured debt	(14,023,826)	(42,888,355)
Subordinated debt	672,711	(8,713,203)
Senior secured loans	(11,282,854)	(49,873,612)
Preferred stock	(1,900,999)	(8,595,342)
Common stock	16,466,422	14,464,022
Limited partnership/limited liability company interests	(24,214)	(6,240,050)
Equity warrants/options	3,598,061	3,153,610

Total investments*	$(7,166,400)	$(105,591,839)

*	Pursuant to fair value measurement and disclosure guidance, the Company currently categorizes investments by class as shown above.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that were still held by the Company at December 31, 2009.

	Net Change in Unrealized Appreciation or Depreciation for the Year Ended December 31, 2009 on Investments Held at December 31, 2009	Net Unrealized Depreciation on Investments Held at December 31, 2009
Debt investments	$1,367,682	$(177,059,341)
Equity investments	(6,401,663)	(31,018,617)

Total investments*	$(5,033,981)	$(208,077,958)

*	Pursuant to fair value measurement and disclosure guidance, the Company formerly categorized investments by class as shown above.

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2010.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Per Share Data:
Net asset value, beginning of year	$9.55	$9.23	$13.78	$14.93	$14.95

Net investment income	0.96	1.36	1.76	1.66	1.09
Net realized and unrealized gain (loss)	0.18	(0.16)	(4.54)	(1.31)	0.04

Total from investment operations	1.14	1.20	(2.78)	0.35	1.13
Dividend distributions to stockholders from:
Net investment income	(1.28)	(0.80)	(1.71)	(1.68)	(1.14)
Net realized gains	—	(0.00)	(0.01)	(0.01)	(0.01)

Total dividend distributions	(1.28)	(0.80)	(1.72)	(1.69)	(1.15)
Issuance of stock at prices above (below) net asset value	0.35	(0.13)	(0.11)	0.38	—
Offering costs	(0.14)	—	—	(0.19)	—
Purchases of treasury stock at prices below net asset value	—	0.05	0.06	—	—

Net increase in net assets	0.07	0.32	(4.55)	(1.15)	(0.02)

Net asset value, end of year	$9.62	$9.55	$9.23	$13.78	$14.93

Market price, end of year(1)	$11.06	$8.52	$9.86	$15.28	$—

Total return(2)	48.40%	(5.86)%	(23.88)%	3.41%	7.76%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	6.05%	7.94%	4.41%	4.60%	2.48%
Ratio of credit facility related expenses to average net assets	1.35%	1.35%	2.96%	3.04%	0.05%

Ratio of total expenses to average net assets(3)	7.40%	9.29%	7.37%	7.64%	2.53%
Ratio of net investment income to average net assets	9.68%	14.47%	14.56%	11.16%	7.21%
Net assets, end of year	$698,479,924	$539,562,762	$510,295,501	$728,191,869	$561,799,922
Average debt outstanding	$205,151,507	$397,464,757	$453,241,284	$313,057,645	$81,157,895
Weighted average shares outstanding	62,663,002	55,923,757	54,043,069	45,714,141	36,632,218
Average debt per share(4)	$3.27	$7.11	$8.39	$6.85	$2.22
Portfolio turnover	49%	14%	11%	31%	36%

(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(2)

For the years ended December 31, 2010, 2009 and 2008, total return is based on the change in market price during the respective years. For the years ended December 31, 2007 and 2006, total return is based on the change in net asset value per common share during the respective years. The total return for the period June 26,

2007 through December 31, 2007 based on the change in market price per common share during such period was 1.18%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(3)	Through June 30, 2007, certain base management fee waivers were in effect. For the years ended December 31, 2007 and 2006, the ratio of operating expenses before management fee waiver to average net assets was 4.90% and 3.26%, respectively, and the ratio of total expenses before management fee waiver to average net assets was 7.94% and 3.31%, respectively.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain, as appropriate, in the period that the differences arise. The following temporary and permanent differences at December 31, 2010 and 2009 primarily attributable to differences in the tax treatment of certain loans, the tax characterization of income from partnership investments, foreign currency transactions, non-deductible expenses and differences in accounting for upfront fees (which are treated as taxable income when received and accreted/amortized over the life of the respective investment for financial reporting purposes), were reclassified for tax purposes as follows:

	December 31, 2010	December 31, 2009
Decrease in paid-in capital in excess of par	$(224,036)	$(1,092,603)
Decrease in undistributed (distributions in excess of) net investment income	$(2,888,423)	$(15,860,943)
Decrease in accumulated net realized loss	$3,112,459	$16,953,546

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2010 and 2009:

	Year ended December 31, 2010	Year ended December 31, 2009
Net increase in net assets resulting from operations	$71,549,561	$67,239,723
Net unrealized appreciation not taxable	(101,935,495)	(101,425,021)
Deferral of post-October capital loss	23,613,827	28,594,710
Reversal of post-October capital loss	(28,594,710)	—
Deferral of post-October currency loss	733,702	1,008,793
Reversal of prior year post-October currency loss	(1,008,793)	(793,563)
Section 1256 currency contracts mark-to-market	(368,445)	203,998
Reversal of prior year Section 1256 currency contracts mark-to-market	(203,998)	336,193
Current year net capital losses	95,856,015	9,065,897
Taxable interest income on non-accrual loans	(1,046,547)	1,046,547
Upfront fees received, net of book amortization	5,985,578	(1,884,376)
Losses not currently taxable	(78,363)	55,483,408
Other taxable loss	(1,062,826)	(2,246,428)
Non-deductible excise and other taxes	298,322	1,014,240
Amortization of organizational costs	(3,804)	(3,804)

Taxable income before deductions for distributions	$63,734,024	$57,640,317

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

At December 31, 2010, the cost of investments for tax purposes was $1,050,058,918, resulting in net unrealized depreciation of $(169,973,252), which was comprised of gross unrealized appreciation and depreciation of $48,185,710 and $(218,158,962), respectively. At December 31, 2009, the cost of investments for tax purposes was $1,114,390,618, resulting in net unrealized depreciation of $(267,648,573), which was comprised of gross unrealized appreciation and depreciation of $12,086,887 and $(279,735,460), respectively.

At December 31, 2010 and 2009, the components of accumulated net losses on a tax basis and reconciliation to accumulated net losses on a book basis were as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
Undistributed ordinary income—net	$8,885,367	$25,714,876
Unrealized loss—net	(105,935,052)	(207,870,547)
Post-October capital loss	(23,613,827)	(28,594,710)
Section 1256 currency contracts mark-to-market	368,445	(203,998)
Post-October currency loss	(733,702)	(1,008,793)
Differences between book and tax loss on investments	(53,518,710)	(55,623,914)
Taxable interest income on non-accrual loans	—	(1,046,547)
Capital loss carryforward	(104,921,912)	(9,065,897)
Upfront fees adjustments	(12,513,816)	(5,862,812)
Non-deductible taxes	—	(36,978)
Expenses not currently deductible	(36,135)	(39,939)
Net income from limited liability companies	1,650,613	1,953,089

Total accumulated losses—net, book basis	$(290,368,229)	$(281,686,170)

For the tax year ended December 31, 2010, the Company had a net capital loss of $104,921,912, of which $9,065,897 expires in 2017 and $95,856,015 expires in 2018. This amount will be available to offset future net capital gains to the extent provided by federal tax law. Under the recently enacted Regulated Investment Company Modernization Act of 2010, capital losses incurred by the Company after December 31, 2010 will not be subject to expiration. In addition, such losses must be utilized prior to the losses incurred in the years preceding enactment.

As a RIC, the Company is subject to a non-deductible federal excise tax of 4% if it does not distribute at least 98% of its ordinary income, excluding net short-term capital gains, in any calendar year; 98% of its capital gains in excess of capital losses for each one-year period ended October 31; and any ordinary income and net capital gains for preceding years that were not distributed during such years. For the calendar years ended December 31, 2010 and 2009 and the one-year periods ended October 31, 2010 and 2009, the Company did not distribute at least 98% of its ordinary income and capital gains and paid the 4% excise tax. Accordingly, for the years ended December 31, 2010 and 2009, a provision was recorded for federal excise taxes of $298,322 and $1,012,791, respectively.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable, capital gains, or a combination thereof. The tax character of distributions paid or declared during the years ended December 31, 2010, 2009 and 2008, respectively, was as follows:

Year ended	Ordinary income	Amount per share*	Long-term capital gain	Amount per share*	Total distributions	Total amount per share*
December 31, 2010	$80,455,656	$1.28	$—	$—	$80,455,656	$1.28
December 31, 2009	$44,714,904	$0.80	$106,515	$0.00	$44,821,419	$0.80
December 31, 2008	$92,556,785	$1.71	$330,584	$0.01	$92,887,369	$1.72

*	Rounded to the nearest $0.01.

ASC 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the financial statements. Based on its analysis of its tax position, the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10.

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2010. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic and Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2010	$25,043	$2,354	$63	$2,416	$0.03	$9.62
September 30, 2010	24,818	16,811	(496)	16,316	0.25	9.76
June 30, 2010	28,211	20,421	1,914	22,335	0.39	9.83
March 31, 2010	27,799	20,265	10,218	30,483	0.54	9.77

December 31, 2009	$30,274	$4,985	$11,355	$16,339	$0.29	$9.55
September 30, 2009	29,359	21,782	9,364	31,146	0.55	9.59
June 30, 2009	33,440	25,535	(1,714)	23,822	0.43	9.24
March 31, 2009	31,811	23,751	(27,818)	(4,067)	(0.07)	9.04

December 31, 2008	$35,181	$23,043	$(127,143)	$(104,099)	$(1.88)	$9.23
September 30, 2008	37,446	25,582	(44,375)	(18,793)	(0.34)	11.52
June 30, 2008	34,874	23,264	(11,404)	11,859	0.22	12.31
March 31, 2008	35,695	23,214	(62,688)	(39,474)	(0.75)	12.60

14. Subsequent events

The Company has reviewed subsequent events occurring through the date that these financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these Notes to Financial Statements.

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes.

On March 1, 2011, the Company’s Board of Directors declared a dividend of $0.32 per share, payable on April 1, 2011 to stockholders of record at the close of business on March 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

By:	/S/ JAMES R. MAHER
James R. Maher
Chairman of the Board and Chief Executive Officer
March 8, 2011

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

SIGNATURE	TITLE	DATE

/S/ JAMES R. MAHER James R. Maher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 8, 2011

/S/ FRANK D. GORDON Frank D. Gordon	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 8, 2011

/S/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 8, 2011

/S/ WILLIAM E. MAYER William E. Mayer	Director	March 8, 2011

/S/ FRANÇOIS DE SAINT PHALLE François de Saint Phalle	Director	March 8, 2011

/S/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 8, 2011