Form 10-Q
period 2011-03-31
BlackRock Kelso Capital CORP
filed 2011-05-09
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 6, 2011 was 73,012,910.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

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

In addition to factors previously identified elsewhere in the reports BlackRock Kelso Capital Corporation has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital, including our ability to obtain continued financing on favorable terms;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of increased competition;

•	the ability of BlackRock Kelso Capital Advisors LLC, our investment advisor (the “Advisor”), to locate suitable investments for us and to monitor and administer our investments;

•	potential conflicts of interest in the allocation of opportunities between us and other investment funds managed by the Advisor or its affiliates;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.	Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	March 31, 2011	December 31, 2010
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $838,057,846 and $822,763,237)	$763,796,240	$707,262,774
Non-controlled, affiliated investments (amortized cost of $59,752,716 and $80,424,668)	63,085,384	77,376,201
Controlled investments (amortized cost of $82,679,678 and $82,489,600)	94,306,201	95,446,691

Total investments at fair value (amortized cost of $980,490,240 and $985,677,505)	921,187,825	880,085,666
Cash and cash equivalents	54,379,553	1,344,159
Cash denominated in foreign currency (cost of $1,319 and $798,560)	1,341	816,712
Unrealized appreciation on forward foreign currency contracts	13,084	—
Receivable for investments sold	2,248,053	5,316,189
Interest receivable	12,463,206	10,763,333
Dividends receivable	10,762,399	9,849,927
Prepaid expenses and other assets	8,383,789	7,431,688

Total Assets	$1,009,439,250	$915,607,674

Liabilities:
Payable for investments purchased	$6,681,194	$2,726,437
Unrealized depreciation on forward foreign currency contracts	642,924	368,445
Debt	275,000,000	170,000,000
Interest payable	2,404,554	256,084
Dividend distributions payable	23,353,806	23,222,287
Base management fees payable	4,465,239	4,355,021
Incentive management fees payable	—	14,614,098
Accrued administrative services	289,550	80,164
Other accrued expenses and payables	1,168,882	1,505,214

Total Liabilities	314,006,149	217,127,750

Net Assets:
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 73,942,315 and 73,531,317 issued and 72,780,636 and 72,569,638 outstanding	73,942	73,531
Paid-in capital in excess of par	998,495,242	994,200,522
Distributions in excess of net investment income	(12,506,512)	(4,029,341)
Accumulated net realized loss	(223,271,528)	(180,403,836)
Net unrealized depreciation	(59,929,103)	(105,935,052)
Treasury stock at cost, 1,161,679 and 961,679 shares held	(7,428,940)	(5,425,900)

Total Net Assets	695,433,101	698,479,924

Total Liabilities and Net Assets	$1,009,439,250	$915,607,674

Net Asset Value Per Share	$9.56	$9.62

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$21,461,921	$25,313,012
Dividends	569,426	503,645
From non-controlled, affiliated investments:
Interest	1,517,625	1,460,708
Dividends	354,217	302,163
From controlled investments:
Interest	1,256,940	219,571

Total investment income	25,160,129	27,799,099

Expenses:
Base management fees	4,465,239	4,322,471
Incentive management fees	—	493,951
Interest and credit facility fees	3,642,219	1,122,254
Amortization of debt issuance costs	608,727	168,292
Investment advisor expenses	425,485	398,664
Professional fees	359,056	203,266
Administrative services	290,802	257,723
Insurance	120,725	152,408
Director fees	108,269	95,837
Other	262,972	318,968

Net expenses	10,283,494	7,533,834

Net Investment Income	14,876,635	20,265,265

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(37,298,417)	(6,695,076)
Non-controlled, affiliated investments	(5,069,199)	(36,221,865)
Controlled investments	—	1,881
Foreign currency	(500,076)	551,737

Net realized loss	(42,867,692)	(42,363,323)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	40,655,229	15,587,411
Non-controlled, affiliated investments	6,964,763	37,813,494
Controlled investments	(1,330,568)	644,132
Foreign currency translation	(283,475)	(1,463,928)

Net change in unrealized appreciation or depreciation	46,005,949	52,581,109

Net realized and unrealized gain	3,138,257	10,217,786

Net Increase in Net Assets Resulting from Operations	$18,014,892	$30,483,051

Net Investment Income Per Share	$0.20	$0.36

Earnings Per Share	$0.25	$0.54

Basic and Diluted Weighted-Average Shares Outstanding	72,780,392	56,597,028
Dividends Declared Per Share	$0.32	$0.32

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net Increase in Net Assets Resulting from Operations:
Net investment income	$14,876,635	$20,265,265
Net realized loss	(42,867,692)	(42,363,323)
Net change in unrealized appreciation or depreciation	46,005,949	52,581,109

Net increase in net assets resulting from operations	18,014,892	30,483,051

Dividend Distributions to Stockholders from:
Net investment income	(23,353,806)	(18,112,395)

Capital Share Transactions:
Proceeds from shares sold	2,000,000	—
Reinvestment of dividends	2,295,131	1,020,149
Purchases of treasury stock	(2,003,040)	—

Net increase in net assets resulting from capital share transactions	2,292,091	1,020,149

Total Increase (Decrease) in Net Assets	(3,046,823)	13,390,805
Net assets at beginning of period	698,479,924	539,562,762

Net assets at end of period	$695,433,101	$552,953,567

Capital Share Activity:
Shares issued from subscriptions	200,000	—
Shares issued from reinvestment of dividends	210,998	126,033
Purchases of treasury stock	(200,000)	—

Net increase in shares outstanding	210,998	126,033

Undistributed (distributions in excess of) net investment income at end of period	$(12,506,512)	$21,616,819

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Operating Activities:
Net increase in net assets resulting from operations	$18,014,892	$30,483,051
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(39,551,384)	(16,441,543)
Sales (purchases) of foreign currency contracts—net	(515,473)	543,428
Proceeds from sales/repayments of investments	4,046,712	72,676,277
Net change in unrealized appreciation or depreciation on investments	(46,289,424)	(54,045,037)
Net change in unrealized appreciation or depreciation on foreign currency translation	283,475	1,463,928
Net realized loss (gain) on investments	42,367,616	42,915,060
Net realized loss (gain) on foreign currency	500,076	(551,737)
Amortization of premium/discount—net	(1,664,232)	(1,682,496)
Amortization of debt issuance costs	608,727	168,292
Decrease in receivable for investments sold	3,068,136	—
Increase in interest receivable	(1,699,873)	(677,309)
Increase in dividends receivable	(912,472)	(788,724)
Decrease prepaid expenses and other assets	129,752	118,447
Increase in payable for investments purchased	3,954,757	4,109,544
Increase (decrease) in interest payable	2,148,470	(792,430)
Increase (decrease) in base management fees payable	110,218	(224,658)
Decrease in incentive management fees payable	(14,614,098)	(14,506,049)
Increase in accrued administrative services	209,386	69,835
Decrease in other accrued expenses and payables	(336,332)	(1,870,111)

Net cash provided by (used in) operating activities	(30,141,071)	60,967,798

Financing Activities:
Net proceeds from issuance of common stock	2,000,000	—
Dividend distributions paid	(20,927,156)	(17,051,914)
Proceeds from debt	193,000,000	44,100,000
Repayments of debt	(88,000,000)	(86,600,000)
Deferred debt issuance costs	(1,690,580)	—
Purchase of treasury stock	(2,003,040)	—

Net cash provided by (used in) financing activities	82,379,224	(59,551,914)

Effect of exchange rate changes on cash and cash equivalents	(18,130)	27,842

Net increase in cash	52,220,023	1,443,726
Cash and cash equivalents, beginning of period	2,160,871	5,807,901

Cash and cash equivalents, end of period	$54,380,894	$7,251,627

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$1,154,239	$1,773,427
Taxes	$365,051	$1,048,914
Dividend distributions reinvested	$2,295,131	$1,020,149

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

March 31, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—12.7%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/Fibers	$23,500,000	$23,207,149	$20,962,000
American Residential Services L.L.C. et al., Second Lien, 12.00%, 4/15/15, acquired 4/9/10(c)	HVAC/ Plumbing Services	40,000,000	39,843,661	41,640,000
TriMark USA, Inc., Second Lien, 11.50% (LIBOR + 1.75% cash, 2.00% PIK), 11/30/13	Food Service Equipment	32,136,228	32,136,228	25,484,029

Total Senior Secured Notes			95,187,038	88,086,029

Unsecured Debt—1.0%
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	50,797,616	45,330,696	2,235,088
Maple Hill Acquisition LLC, 13.50%, 10/1/15	Rigid Packaging	5,000,000	4,859,247	4,859,247

Total Unsecured Debt			50,189,943	7,094,335

Subordinated Debt—32.1%
A & A Manufacturing Co., Inc., 14.00%, 5/16/16	Protective Enclosures	27,403,430	27,103,068	27,103,068
Aspen Marketing Holdings, Inc., 13.00%, 8/12/16	Marketing Services	50,000,000	48,882,299	49,882,299
Conney Safety Products, LLC, 16.00%, 10/1/14(d)	Safety Products	30,582,734	29,462,336	30,276,907
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000	8,045,975	7,552,000
MedQuist Inc. et al., 13.00%, 10/15/16	Medical Transcription	43,000,000	41,809,412	42,583,412
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,244,996	15,398,665
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,938,489	5,000,000
Sarnova HC, LLC et al., 14.00% (12.00% cash, 2.00% PIK), 4/6/16	Healthcare Products	25,502,351	24,886,298	24,886,298
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	11,111,333	11,062,081	11,062,081
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 13.00% (10.00% cash, 3.00% PIK), 2/5/15	Waste Management Equipment	8,510,274	8,184,394	2,587,123

Total Subordinated Debt			226,619,348	223,331,853

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units		Cost(a)	Fair Value(b)
Senior Secured Loans—69.8%(e)
Advantage Sales & Marketing Inc., Second Lien, 9.25% (LIBOR + 7.75%), 6/17/18	Marketing Services	$10,000,000		$9,855,434	$10,200,000
Airvana Network Solutions Inc., First Lien, 10.25% (Base Rate + 7.00%), 3/25/15	Software	34,000,000		33,320,475	33,320,475
Alpha Media Group Inc., First Lien, 12.00% (4.00% Cash, 8.00% PIK), 7/15/13	Publishing	4,558,347		3,465,903	1,492,239
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(f)	Metals	105,000		105,000	105,000
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(f)	Utility Vehicles	8,000,000		8,000,000	7,440,000
AmQuip Crane Rental LLC, Second Lien, 6.03% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,017,329		22,720,774	20,967,128
Arclin US Holdings Inc., Second Lien, 7.75% (LIBOR + 6.00%), 1/15/15(g)	Chemicals	3,550,233		2,867,985	3,539,582
Ascend Learning, LLC, Second Lien, 12.25% (Base Rate + 9.00%), 12/6/17	Education	20,000,000		19,423,386	19,423,386
Ashton Woods USA L.L.C., Second Lien, 11.75%, 7/6/15	Homebuilding	37,500,000		37,180,244	37,180,244
Attachmate Corporation et al., Second Lien, 4.00% (LIBOR + 8.00%), 8/25/17	Software	5,000,000		4,950,000	5,010,425
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien, 7.50% (LIBOR + 6.00%), 8/20/14(f)	Financial Services	2,000,000		1,466,514	1,466,514
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien, 7.50% (LIBOR + 5.00% cash, 1.00% PIK), 8/20/14(f)	Financial Services	2,891,973		1,417,067	2,472,637
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien, 8.30% (LIBOR + 1.00% cash, 7.00% PIK), 8/20/15(f)	Financial Services	27,886,750		19,071,333	21,221,817
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 16.00%, 6/29/12(g)	Discount Stores	12,286,433	(h)	12,007,767	12,630,617
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 16.00%, 7/1/12(g)	Discount Stores	16,888,567	(h)	15,858,038	17,361,673
Berlin Packaging L.L.C., Second Lien, 6.79% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,605,185	23,616,000
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,139,998		3,139,998	2,543,398
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(f)(i)	Personal Fitness	6,995,854		6,995,854	5,480,629
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,242,139		3,241,179	3,067,063
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,316,635		2,316,512	2,103,505

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Henniges Automotive Holdings, Inc., First Lien, 12.00% (LIBOR + 10.00%), 11/30/16	Automotive	$39,444,444	$38,326,971	$38,326,971
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	4,760,849	4,596,062	4,596,062
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000	32,272,761	32,602,761
InterMedia Outdoors, Inc., Second Lien, 7.06% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,770,000
MCCI Group Holdings, LLC, Second Lien, 8.92% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,975,202	29,000,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,846,651	15,000,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000
Total Safety U.S., Inc., Second Lien, 6.78% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	9,000,000
United Subcontractors, Inc., First Lien, 1.81% (LIBOR + 1.50%), 6/30/15(d)	Building and Construction	1,842,354	1,781,399	1,656,276
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.50% (LIBOR + 8.50%), 9/16/16	Concession Services	44,775,000	43,138,990	43,138,990
Water Pik, Inc., Second Lien, 5.75% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	19,845,208	17,645,208
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.31% (LIBOR + 4.00%), 5/30/11	Restaurants	6,850,000	6,845,716	3,030,266
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.31% (LIBOR + 7.00%), 5/30/11(i)	Restaurants	8,334,656	8,329,653	4,761,456

Total Senior Secured Loans			495,967,261	485,170,322

Preferred Stock—0.9%
Alpha Media Group Holdings Inc., Series A-2(j)	Publishing	5,000	—	—
Fitness Together Holdings, Inc., Series A(f)(j)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(f)(j)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(f)(j)	Personal Fitness	15,881,325	9,100,000	1,046,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(d)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			14,290,382	6,163,040

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—11.7%(j)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	$—	$—
Arclin Cayman Holdings Ltd.(g)	Chemicals	450,532	9,722,203	6,830,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services	264,668	9,539,783	3,455,173
BKC ARS Blocker, Inc. (American Residential)(k)	HVAC/ Plumbing Services	1,000	20,798	1,183,000
BKC ASW Blocker, Inc. (American SportWorks)(f)(l)	Utility Vehicles	1,000	7,428,827	—
BKC CSP Blocker, Inc. (Conney Safety)(d)(m)	Safety Products	100	952,259	1,021,832
BKC DVSH Blocker, Inc. (DynaVox Systems)(n)	Augmentative Communication Products	100	758,068	807,879
BKC MTCH Blocker, Inc. (Marquette Transportation)(o)	Transportation	1,000	5,000,000	3,432,761
ECI Holdco, Inc., Class A-1 (Electrical Components)(f)	Electronics	18,848,836	18,848,836	51,550,000
Fitness Together Holdings, Inc.(f)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(d)	Bedding—Retail	109,336	1,093,360	928,000
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction	97,519	7,309,066	6,891,079

Total Common Stock			65,791,700	81,099,724

Limited Partnership/Limited Liability Company Interests— 3.7%
Big Dumpster Coinvestment, LLC(j)	Waste Management Equipment	—	5,333,333	—
Marsico Holdings, LLC, acquired 11/12/10(c)(j)	Financial Services	91,445	1,848,077	412,417
Penton Business Media Holdings LLC(d)(j)	Information Services	—	9,050,000	12,182,750
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	280,739	280,739
PG Holdco, LLC (Press Ganey), Class A(j)	Healthcare Services	16,667	166,667	300,000
Sentry Security Systems Holdings, LLC(j)	Security Services	147,271	147,271	3,756
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(j)	Printing/ Publishing	352,941	4,199,161	5,845,389
WBS Group Holdings, LLC, Class B-1, 16.00% PIK	Software	8,000	8,000,000	5,984,116

Total Limited Partnership/Limited Liability Company Interests			29,627,977	25,611,896

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

March 31, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.7%(j)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(g)	Chemicals	230,159	$403,815	$1,112,254
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(g)	Chemicals	230,159	323,052	1,285,482
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(g)	Chemicals	230,159	484,578	917,210
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(g)	Chemicals	230,159	403,815	1,104,549
Bankruptcy Management Solutions, Inc., expire 10/1/17(f)	Financial Services	23,046	365,584	68,431
Facet Investment, Inc., expire 1/18/21	Medical Devices	1,978	250,000	123,200
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	—
MGHC Holding Corporation, expire 1/31/12(d)	Bedding—Retail	75,928	136,297	11,500
Twin River Worldwide Holdings, Inc., Contingent Value Rights, expire 11/5/17	Gaming	1,000	5,000	8,000

Total Equity Warrants/Options			2,816,591	4,630,626

TOTAL INVESTMENTS			$980,490,240	921,187,825

OTHER ASSETS & LIABILITIES (NET)—(32.5)%				(225,754,724)

NET ASSETS—100.0%				$695,433,101

Note regarding change in presentation: The Company revised the Schedules of Investments from the presentation in its Annual Report on Form 10-K for the year ended December 31, 2010 to incorporate the unearned income into the cost and fair value of the associated portfolio company investments. The previously reported Schedules of Investments included a separate line item reporting total unearned income. The amount of total unearned income is $8,928,424 at March 31, 2011. This change in presentation did not impact total investment cost or fair value as reported on the Company’s Statements of Assets and Liabilities.

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(c)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 8.1% of the Company’s net assets at March 31, 2011.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2011		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$8,370,000	$—	$(8,507,789)	$137,789	$—	†	$—	$—	$—
Warrants	5,453,023	—	(4,419,495)	(1,033,528)	—	†	—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	3,459,541	44,416	(3,547,259)	43,302	—	†	1,288	113,406	—
BKC CSP Blocker, Inc.
Common Stock	1,062,247	63,349	—	(103,764)	1,021,832		—	—	—
Conney Safety Products, LLC
Subordinated Debt	29,665,252	78,840	—	532,815	30,276,907		—	1,302,149	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	354,217
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	1,229,657	102,434	(4,014,328)	2,682,237	—	††	(2,784,672)	94,327	—
MGHC Holding Corporation:
Common Stock	—	—	(2,285,815)	2,285,815	—	††	(2,285,815)	—	—
Common Stock		1,093,360	—	(165,360)	928,000		—	—	—
Warrants		136,297	—	(124,797)	11,500		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	9,050,000	—	—	3,132,750	12,182,750		—	—	—
United Subcontractors, Inc.
Senior Secured Loan	1,589,952	410	—	65,914	1,656,276		—	7,743	—
USI Senior Holdings, Inc.
Common Stock	7,379,489	—	—	(488,410)	6,891,079		—	—	—

Totals	$77,376,201	$1,519,106	$(22,774,686)	$6,964,763	$63,085,384		$(5,069,199)	$1,517,625	$354,217

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2011.
†	Investment moved out of the non-controlled, affiliated category into the non-controlled, non-affiliated category during the period.
††	Investment no longer held at March 31, 2011.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2011 represents 9.1% of the Company’s net assets.

(e)	Approximately 73% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 33% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2011 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2011		Interest/Other Income***
Al Solutions, Inc.
Senior Secured Loan	$115,000	$—	$(10,000)	$—	$105,000		$2,872
American SportWorks LLC
Senior Secured Loan	7,200,000	—	—	240,000	7,440,000		260,000
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,427,700	38,814	—	—	1,466,514		76,315
Senior Secured Loan, First Lien, B		1,417,067	—	1,055,570	2,472,637		—
Senior Secured Loan, Second Lien	21,342,029	555,563	—	(675,775)	21,221,817		905,312
Common Stock	4,516,560	544	—	(1,061,931)	3,455,173		—
Warrants	125,880	1	—	(57,450)	68,431		—
BKC ASW Blocker, Inc.
Common Stock	—	—	—	—	—		—
ECI Holdco, Inc.
Common Stock	51,480,000	—	—	70,000	51,550,000		—
Electrical Components International, Inc.:
Senior Secured Loan	1,641,718	—	(1,641,718)	—	—	†	14,730
Fitness Together Franchise Corporation
Senior Secured Loan	6,119,804	—	(170,193)	(468,982)	5,480,629		(2,289)
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—		—
Preferred Stock Series A-1	—	—	—	—	—		—
Preferred Stock Series B Convertible	1,478,000	—	—	(432,000)	1,046,000		—
Common Stock	—	—	—	—	—		—

Totals	$95,446,691	$2,011,989	$(1,821,911)	$(1,330,568)	$94,306,201		$1,256,940

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2011. There was no dividend income from these securities during the period.
†	Investment no longer held at March 31, 2011.

The aggregate fair value of controlled investments at March 31, 2011 represents 13.6% of the Company’s net assets.

(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Non-accrual status (in default) at March 31, 2011 and therefore non-income producing. At March 31, 2011, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.3% and 1.8% of total debt investments at fair value and amortized cost, respectively.
(j)	Non-income producing equity securities at March 31, 2011.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.

The accompanying notes are an integral part of these financial statements.

(m)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
PIK	Payment-in-kind.

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—12.6%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$23,500,000	$23,191,282	$21,385,000
American Residential Services L.L.C. et al., Second Lien, 12.00%, 4/15/15, acquired 4/9/10(d)	HVAC/ Plumbing Services	40,000,000	39,836,651	40,400,000
TriMark USA, Inc., Second Lien, 11.50% (LIBOR + 1.75% cash, 2.00% PIK), 11/30/13	Food Service Equipment	32,136,228	32,136,228	26,480,252

Total Senior Secured Notes			95,164,161	88,265,252

Unsecured Debt—1.0%
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	49,067,970	44,935,199	2,046,844
Maple Hill Acquisition LLC, 13.50%, 10/1/15	Rigid Packaging	5,000,000	4,851,541	4,851,541

Total Unsecured Debt			49,786,740	6,898,385

Subordinated Debt—31.7%
A & A Manufacturing Co., Inc., 14.00%, 5/16/16	Protective Enclosures	27,403,430	27,088,627	27,088,627
Aspen Marketing Holdings, Inc., 13.00%, 8/12/16	Marketing Services	50,000,000	48,830,976	48,830,976
Conney Safety Products, LLC, 16.00%, 10/1/14(e)	Safety Products	30,582,734	29,383,496	29,665,252
Mattress Giant Corporation, 11.00% PIK, 12/31/12(e)	Bedding —Retail	6,404,461	3,911,894	1,229,657
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(d)	Information Services	8,000,000	8,048,532	7,528,000
MedQuist Inc. et al., 13.00%, 10/15/16	Medical Transcription	43,000,000	41,756,471	41,756,471
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,237,076	15,390,745
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,935,425	5,000,000
Sarnova HC, LLC et al., 14.00% (12.00% cash, 2.00% PIK), 4/6/16	Healthcare Products	25,375,474	24,729,156	24,729,156
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	11,056,053	10,997,828	10,997,828
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(d)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 13.00% (10.00% cash, 3.00% PIK), 2/5/15	Waste Management Equipment	8,510,274	8,163,533	2,153,099

Total Subordinated Debt			230,083,014	221,369,811

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value(c)
Senior Secured Loans—63.7%(f)
Advantage Sales & Marketing Inc., Second Lien, 9.25% (LIBOR + 7.75%), 6/17/18	Marketing Services	$10,000,000		$9,850,494	$10,000,000
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	4,468,967		3,325,429	1,625,395
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(g)	Metals	115,000		115,000	115,000
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(g)	Utility Vehicles	8,000,000		8,000,000	7,200,000
AmQuip Crane Rental LLC, Second Lien, 6.04% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,017,329		22,622,302	20,871,059
Arclin US Holdings Inc., Second Lien, 7.75% (LIBOR + 6.00%), 1/15/15(e)(h)	Chemicals	3,559,198		2,831,246	3,459,541
Ascend Learning, LLC, Second Lien, 12.25% (Base Rate + 9.00%), 12/6/17	Education	20,000,000		19,402,126	19,402,126
Ashton Woods USA L.L.C., Second Lien, 11.75%, 7/6/15	Homebuilding	37,500,000		37,161,761	37,161,761
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien, 7.50% (LIBOR + 6.00%), 8/20/14(g)	Financial Services	2,000,000		1,427,700	1,427,700
Bankruptcy Management Solutions, Inc., Second Lien, 8.26% (LIBOR + 1.00% cash, 7.00% PIK), 8/20/15(g)	Financial Services	27,221,976		18,515,769	21,342,029
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 16.00%, 6/29/12(h)	Discount Stores	12,381,187	(i)	12,084,951	12,460,310
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 16.00%, 7/1/12(h)	Discount Stores	17,018,813	(i)	15,971,842	17,127,573
Berlin Packaging L.L.C., Second Lien, 6.78% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,582,963	23,400,000
Electrical Components International, Inc., Tranche B, First Lien, 9.50% (LIBOR + 6.50%), 5/14/15(g)	Electronics	1,641,718		1,641,718	1,641,718
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,123,427		3,123,427	2,529,976
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	40,828,460		36,865,344	—
Facet Technologies, LLC, Guaranty(j)	Medical Devices	—		—	—
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)(k)	Personal Fitness	7,166,047		7,166,047	6,119,804
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,263,070		3,262,020	3,073,812
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,305,090		2,304,957	2,076,887

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Henniges Automotive Holdings, Inc., First Lien, 12.00% (LIBOR + 10.00%), 11/30/16	Automotive	$40,000,000	$38,817,518	$38,817,518
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	4,791,367	4,617,622	4,617,622
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000	32,243,723	32,243,723
InterMedia Outdoors, Inc., Second Lien, 7.05% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,630,000
MCCI Group Holdings, LLC, Second Lien, 7.51% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,972,454	29,000,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,838,003	14,865,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000
Total Safety U.S., Inc., Second Lien, 6.79% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,829,000
United Subcontractors, Inc., First Lien, 1.80% (LIBOR + 1.50%), 6/30/15(e)	Building and Construction	1,842,354	1,780,989	1,589,952
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.50% (LIBOR + 8.50%), 9/16/16	Concession Services	44,887,500	43,173,389	43,173,389
Water Pik, Inc., Second Lien, 5.76% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	19,827,750	17,827,750
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.31% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,843,398	2,822,448
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.31% (LIBOR + 7.00%), 3/30/11(k)	Restaurants	8,334,656	8,326,946	4,372,183

Total Senior Secured Loans			494,696,888	444,823,276

Preferred Stock—0.9%
Alpha Media Group Holdings Inc., Series A-2(l)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(k)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	15,881,325	9,100,000	1,478,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(e)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			15,190,382	6,595,040

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—0.8%(l)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(e)(h)	Chemicals	230,159	$403,815	$1,378,850
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(e)(h)	Chemicals	230,159	323,052	1,553,288
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(e)(h)	Chemicals	230,159	484,578	1,164,424
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(e)(h)	Chemicals	230,159	403,815	1,356,461
Bankruptcy Management Solutions, Inc., expire 10/1/17(g)	Financial Services	22,544	365,583	125,880
BLB Worldwide Holdings, Inc., Contingent Value Rights, expire 11/5/17	Gaming	1,000	5,000	5,000
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—

Total Equity Warrants/Options			2,430,293	5,583,903

TOTAL INVESTMENTS			$985,677,505	880,085,666

OTHER ASSETS & LIABILITIES (NET)—(26.0)%				(181,605,742)

NET ASSETS—100.0%				$698,479,924

Note regarding change in presentation: The Company revised the Schedules of Investments from the presentation in its Annual Report on Form 10-K for the year ended December 31, 2010 to incorporate the unearned income into the cost and fair value of the associated portfolio company investments. The previously reported Schedules of Investments included a separate line item reporting total unearned income. The amount of total unearned income is $9,392,954 at December 31, 2010. This change in presentation did not impact total investment cost or fair value as reported on the Company’s Statements of Assets and Liabilities.

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 7.9% of the Company’s net assets at December 31, 2010.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$—	$7,087,791	$—	$1,282,209	$8,370,000		$—	$—	$—
Warrants	—	3,955,050	—	1,497,973	5,453,023		—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	—	3,437,181	(8,298)	30,658	3,459,541		667	39,137	—
BKC CSP Blocker, Inc.
Common Stock	—	888,910	—	173,337	1,062,247		—	—	—
Conney Safety Products, LLC
Subordinated Debt	—	25,366,592	—	4,298,660	29,665,252		—	4,966,138	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	1,284,148
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	3,521,162	1,390,692	—	(3,682,197)	1,229,657		—	1,390,894	—
MGHC Holding Corporation
Common Stock	—	—	—	—	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	515,870	9,050,000	(14,943,201)	14,427,331	9,050,000		(14,426,995)	—	—
Penton Media, Inc.
Senior Secured Loan	4,290,000	14,571	(25,694,870)	21,390,299	—	†	(21,794,870)	(25,073)	—
United Subcontractors, Inc.
Senior Secured Loan	1,447,864	163,319	—	(21,231)	1,589,952		—	32,096
USI Senior Holdings, Inc.
Common Stock	6,902,053	383,057	—	94,379	7,379,489		—	—

Totals	$26,793,989	$51,737,163	$(40,646,369)	$39,491,418	$77,376,201		$(36,221,198)	$6,403,192	$1,284,148

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2010 represents 11.1% of the Company’s net assets.

(f)	Approximately 71% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 35% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2010 of all contracts within the specified loan facility.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest/Other Income***
Al Solutions, Inc.
Senior Secured Loan	$150,000	$221	$(32,638)	$(2,583)	$115,000		$2,362	$14,207
American SportWorks LLC
Senior Secured Loan	3,012,331	1,726,037	(6,879,382)	9,341,014	7,200,000		153	650,218
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan	—	3,368,715	(1,941,015)	—	1,427,700		—	148,011
Senior Secured Loan	—	18,515,769	—	2,826,260	21,342,029		—	675,666
Common Stock	—	9,539,238	—	(5,022,678)	4,516,560		—	—
Warrant	—	365,583	—	(239,703)	125,880		—	—
BKC ASW Blocker, Inc.
Common Stock	163,289	7,353,826	(175,000)	(7,342,115)	—		—	—
ECI Holdco, Inc.
Common Stock	—	18,848,836	—	32,631,164	51,480,000		—	—
Electrical Components International, Inc.:
Senior Secured Loan	—	1,649,968	(8,250)	—	1,641,718		—	100,913
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,183
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,168
Fitness Together Franchise Corporation
Senior Secured Loan	5,807,656	143,488	—	168,660	6,119,804		—	825,104
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—		—	—
Preferred Stock Series A-1	—	—	—	—	—		—	—
Preferred Stock Series B Convertible	779,000	2,600,000	—	(1,901,000)	1,478,000		—	—
Common Stock	—	—	—	—	—		—	—

Totals	$9,912,276	$88,111,681	$(33,036,285)	$30,459,019	$95,446,691		$2,515	$2,850,470

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010. There was no dividend income from these securities during the period.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of controlled investments at December 31, 2010 represents 13.7% of the Company’s net assets.

(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. This guaranty was terminated on January 17, 2011 with no payments having been made thereunder.
(k)	Non-accrual status (in default) at December 31, 2010 and therefore non-income producing. At December 31, 2010, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.4% and 1.8% of total debt investments at fair value and amortized cost, respectively.
(l)	Non-income producing equity securities at December 31, 2010.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.

The accompanying notes are an integral part of these financial statements.

o)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(q)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2011.

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

The significant accounting policies consistently followed by the Company are:

(a)

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company obtains market quotations, when available, from an independent pricing service or one or more broker-dealers or market makers and may utilize the average of the range of bid and ask quotations as a practical expedient for fair value. However, debt investments with remaining maturities within 60 days are valued at amortized cost, which approximates fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for substantially all of the investments in its portfolio, the Company expects to value substantially all of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor, believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value and categorizes each investment within the fair value hierarchy pursuant to and consistent with ASC 820-10.

(b)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(c)	Gains or losses on the disposition of investments are calculated using the specific identification method.

(d)	Interest income, adjusted for amortization of premium and accretion of discount, and dividend income are recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income is accrued only to the extent that the portfolio company valuation indicates that the PIK income is likely to be collected. Premiums and discounts are determined based on the cash flows expected to be collected for a particular investment. Origination, structuring, closing, commitment and other upfront fees and discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment. Unamortized origination, structuring, closing, commitment and other upfront fees are recorded as unearned income. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as interest income. Expenses are recorded on an accrual basis.

(e)	The Company has elected to be taxed as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 amends ASC 820-10 to require new disclosures with regard to transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements within the Level 3 fair value rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the appropriate level of disaggregation and about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption on January 1, 2010 and January 1, 2011 of the respective additional disclosure requirements of ASU 2010-06 did not materially impact the Company’s financial statements.

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

For the three months ended March 31, 2011 and 2010, the Advisor earned $4,465,239 and $4,322,471, respectively, in Management Fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2011 and 2010 was determined by reference to the four quarter periods ended on March 31, 2011 and 2010, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three months ended March 31, 2011 and 2010, the Advisor earned zero and $493,951, respectively, in Incentive Fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2011 and 2010, the Company incurred $425,485 and $398,664, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three months ended March 31, 2011 and 2010 were $345,520 and $1,358,769, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2011 and 2010, the Company incurred $241,962 and $215,786, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

At March 31, 2011 and December 31, 2010, cash equivalents of $54,379,553 and $1,344,159, respectively, consisted of short term liquid investments in a money market fund managed by an affiliate of the Administrator.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the three months ended March 31, 2011, the Company issued and sold to the Advisor in a private placement 200,000 shares of common stock for $2,000,000 or $10.00 per share, which was the closing price of the Company’s common stock on The NASDAQ Global Select Market on the date of sale.

At March 31, 2011 and December 31, 2010, the Advisor owned and had the right to vote approximately 215,000 and 47,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 283,000 and 426,000 shares, respectively, of the Company’s common stock. At March 31, 2011 and December 31, 2010, other entities affiliated with the Administrator beneficially owned approximately 4,697,000 and 4,181,000 shares, respectively, of the Company’s common stock, representing approximately 6.5% and 5.8% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three months ended March 31, 2011 and 2010.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Numerator for basic and diluted net increase in net assets per share	$18,014,892	$30,483,051
Denominator for basic and diluted weighted average shares	72,780,392	56,597,028
Basic/diluted net increase in net assets per share from operations	$0.25	$0.54

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended March 31, 2011 and 2010 totaled $39,551,384 and $16,441,543, respectively. Sales, repayments and other exits of investments for the three months ended March 31, 2011 and 2010 totaled $4,046,712 and $72,676,277, respectively.

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled non-affiliated, non-controlled affiliated and controlled investments is contained in the accompanying schedules of investments and other financial statements. The information in the tables below is presented on an aggregate portfolio basis, without segregating the non-controlled non-affiliated, non-controlled affiliated and controlled investment categories.

At March 31, 2011, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$95,187,038	$88,086,029
Unsecured debt	50,189,943	7,094,335
Subordinated debt	226,619,348	223,331,853
Senior secured loans:
First lien	186,353,098	177,553,771
Second/other priority lien	309,614,163	307,616,551

Total senior secured loans	495,967,261	485,170,322

Preferred stock	14,290,382	6,163,040
Common stock	65,791,700	81,099,724
Limited partnership/limited liability company interests	29,627,977	25,611,896
Equity warrants/options	2,816,591	4,630,626

Total investments	$980,490,240	$921,187,825

At December 31, 2010, investments consisted of the following:

	Cost*	Fair Value*
Senior secured notes	$95,164,161	$88,265,252
Unsecured debt	49,786,740	6,898,385
Subordinated debt	230,083,014	221,369,811
Senior secured loans:
First lien	153,982,953	143,591,287
Second/other priority lien	340,713,935	301,231,989

Total senior secured loans	494,696,888	444,823,276

Preferred stock	15,190,382	6,595,040
Common stock	68,698,050	83,162,072
Limited partnership/limited liability company interests	29,627,977	23,387,927
Equity warrants/options	2,430,293	5,583,903

Total investments	$985,677,505	$880,085,666

*	As indicated in the accompanying schedules of investments, the Company revised its previous presentation of its schedules of investments to incorporate the unearned income into the cost and fair value of the associated portfolio company investments.

The industry composition of the portfolio at fair value at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
Industry	2011	2010
Business Services	15.5%	11.8%
Personal and Other Services	10.3	13.8
Healthcare	10.1	10.6
Distribution	8.9	6.3
Printing, Publishing and Media	8.5	8.5
Consumer Products	7.3	7.6
Manufacturing	6.8	7.1
Electronics	5.6	6.1
Building and Real Estate	5.0	5.2
Financial Services	4.8	4.9
Automotive	4.2	4.5
Chemicals	3.9	4.4
Retail	3.9	4.0
Containers and Packaging	3.1	3.2
Beverage, Food and Tobacco	0.9	0.8
Entertainment and Leisure	0.8	0.8
Transportation	0.4	0.4

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2011 was United States 95.4% and Canada 4.6%, and at December 31, 2010 was United States 94.7%, and Canada 5.3%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties.

At March 31, 2011, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2011	Unrealized Appreciation/ (Depreciation)
Canadian dollar	April 14, 2011	728,000 Purchased	$(737,189)	$(750,273)	$13,084
Canadian dollar	April 14, 2011	29,175,000 Sold	29,424,668	30,067,592	(642,924)

Total			$28,687,479	$29,317,319	$(629,840)

At December 31, 2010, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2010	Unrealized Depreciation
Canadian dollar	January 19, 2011	29,400,000 Sold	$29,166,667	$29,535,112	$(368,445)

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2011 and December 31, 2010 represents 0.7% and 0.8%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future.

7. Debt

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on April 20, 2010, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $375,000,000 outstanding, at any one time, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25%

for revolving loans, based on a pricing grid using the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At March 31, 2011, the effective LIBOR spread under the Credit Facility was 3.00%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At March 31, 2011, the Company had $100,000,000 drawn on the Credit Facility versus $170,000,000 at December 31, 2010. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $275,000,000 at March 31, 2011.

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

The Company’s average outstanding debt balance during the three months ended March 31, 2011 and 2010 was $259,711,111 and $260,746,667, respectively. The maximum amounts borrowed during the three months ended March 31, 2011 and 2010 were $363,000,000 and $314,000,000, respectively. The weighted average annual interest cost for the three months ended March 31, 2011 and 2010 was 5.16% and 1.53%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the three months ended March 31, 2011 and 2010 were $321,542 and $125,752, respectively.

At March 31, 2011, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2011, the repurchase plan was further extended through the earlier of June 30, 2012 or until the approved number of shares has been repurchased. During the three months ended March 31, 2011, the Company purchased a total of 200,000 shares of its common stock on the open market for $2,003,040, including brokerage commissions. There were no such purchases during the three months ended March 31, 2010. Since inception of the repurchase plan through March 31, 2011, the Company has purchased 1,161,679 shares of its common stock on the open market for $7,428,940, including brokerage commissions. At March 31, 2011, the total number of remaining shares authorized for repurchase was 1,594,971. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2011. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s Credit Facility borrowings were $100,000,000 and $99,500,000 at March 31, 2011 and $170,000,000 and $169,150,000 at December 31, 2010, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $175,875,000 at March 31, 2011. The carrying and fair values of the Company’s total debt outstanding were therefore $275,000,000 and $275,375,000 at March 31, 2011 and $170,000,000 and $169,150,000 at December 31, 2010, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at March 31, 2011 and December 31, 2010 in determining such fair values:

		Fair Value Inputs at March 31, 2011
	Fair Value at March 31, 2011	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$88,086,029	$—	$—	$88,086,029
Unsecured debt	7,094,335	—	—	7,094,335
Subordinated debt	223,331,853	—	—	223,331,853
Senior secured loans	485,170,322	—	—	485,170,322
Preferred stock	6,163,040	—	—	6,163,040
Common stock	81,099,724	—	—	81,099,724
Limited partnership/limited liability company interests	25,611,896	—	—	25,611,896
Equity warrants/options	4,630,626	—	—	4,630,626

Total investments	921,187,825	—	—	921,187,825
Forward foreign currency contracts	(629,840)	—	(629,840)	—
Cash and cash equivalents	54,380,894	54,380,894	—	—

Total	$974,938,879	$54,380,894	$(629,840)	$921,187,825

		Fair Value Inputs at December 31, 2010
	Fair Value at December 31, 2010	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$88,265,252	$—	$—	$88,265,252
Unsecured debt	6,898,385	—	—	6,898,385
Subordinated debt	221,369,811	—	—	221,369,811
Senior secured loans	444,823,276	—	—	444,823,276
Preferred stock	6,595,040	—	—	6,595,040
Common stock	83,162,072	—	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	—	23,387,927

		Fair Value Inputs at December 31, 2010
	Fair Value at December 31, 2010	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity warrants/options	5,583,903	—	—	5,583,903

Total investments	880,085,666	—	—	880,085,666
Forward foreign currency contracts	(368,445)	—	(368,445)	—
Cash and cash equivalents	2,160,871	2,160,871	—	—

Total	$881,878,092	$2,160,871	$(368,445)	$880,085,666

In determining the fair values of the Company’s forward foreign currency contracts at March 31, 2011 and at December 31, 2010, the Company used unadjusted indicative price quotations for similar assets (Level 2). The following tables summarize the valuation techniques used at March 31, 2011 and December 31, 2010 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used:

		Valuation Techniques at March 31, 2011
	Fair Value at March 31, 2011	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$88,086,029	$—	$88,086,029
Unsecured debt	7,094,335	—	7,094,335
Subordinated debt	223,331,853	—	223,331,853
Senior secured loans	485,170,322	7,553,823	477,616,499
Preferred stock	6,163,040	—	6,163,040
Common stock	81,099,724	—	81,099,724
Limited partnership/limited liability company interests	25,611,896	—	25,611,896
Equity warrants/options	4,630,626	8,000	4,622,626

Total investments	$921,187,825	$7,561,823	$913,626,002

		Valuation Techniques at December 31, 2010
	Fair Value at December 31, 2010	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$88,265,252	$—	$88,265,252
Unsecured debt	6,898,385	—	6,898,385
Subordinated debt	221,369,811	—	221,369,811
Senior secured loans	444,823,276	2,529,976	442,293,300
Preferred stock	6,595,040	—	6,595,040
Common stock	83,162,072	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	23,387,927
Equity warrants/options	5,583,903	5,000	5,578,903

Total investments	$880,085,666	$2,534,976	$877,550,690

The following is a reconciliation for the three months ended March 31, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2011
Senior secured notes	$88,265,252	$22,877	$—	$(202,100)	$—	$—	$—	$88,086,029
Unsecured debt	6,898,385	321,911	—	(207,254)	81,293	—	—	7,094,335
Subordinated debt	221,369,811	368,502	(2,784,672)	5,425,710	182,158	(1,229,656)	—	223,331,853
Senior secured loans	444,823,276	950,942	(36,286,000)	39,076,672	40,901,828	(4,296,396)	—	485,170,322
Preferred stock	6,595,040	—	(899,994)	467,999	—	(5)	—	6,163,040
Common stock*	83,162,072	—	(2,385,754)	844,003	(520,536)	(61)	—	81,099,724
Limited partnership/limited liability company interests	23,387,927	—	—	2,223,969	—	—	—	25,611,896
Equity warrants/options	5,583,903	—	—	(1,339,575)	386,298	—	—	4,630,626

	$880,085,666	$1,664,232	$(42,356,420)	$46,289,424	$41,031,041	$(5,526,118)	$—	$921,187,825

*	Negative purchase amount is primarily due to the cancellation of an unsettled prior period purchase in the current period.

The following is a reconciliation for the three months ended March 31, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2009	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2010
Senior secured notes	$48,407,746	$14,094	$—	$(156,621)	$—	$—	$48,265,219
Unsecured debt	126,312,042	489,537	—	(3,791,702)	(48,368,667)	—	74,641,210
Subordinated debt	131,337,094	681,810	358	4,129,389	(579,062)	—	135,569,589
Senior secured loans	501,811,506	497,055	(28,488,423)	43,489,853	(28,812,818)	—	488,497,173
Preferred stock	5,896,040	—	—	(373,000)	600,000	—	6,123,040
Common stock	18,870,342	—	—	(5,167,293)	10,786,113	—	24,489,162
Limited partnership/limited liability company interests	13,082,528	—	(14,426,995)	14,749,526	8,533,794	—	21,938,853
Equity warrants/options	1,024,747	—	—	1,164,885	1,615,260	—	3,804,892

Total investments	$846,742,045	$1,682,496	$(42,915,060)	$54,045,037	$(56,225,380)	$—	$803,329,138

There were no transfers between Levels during the three months ended March 31, 2011 and 2010. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at March 31, 2011.

	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended March 31, 2011 on Investments Held at March 31, 2011	Net Unrealized Appreciation or Depreciation on Investments Held at March 31, 2011
Senior secured notes	$(202,100)	$(7,101,009)
Unsecured debt	(207,253)	(43,095,608)
Subordinated debt	2,743,471	(3,287,495)
Senior secured loans	2,198,111	(10,796,939)
Preferred stock	(432,000)	(8,127,342)
Common stock	(1,435,808)	15,308,025
Limited partnership/limited liability company interests	2,223,969	(4,016,081)
Equity warrants/options	(1,339,576)	1,814,034

Total investments	$3,548,813	$(59,302,415)

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that were still held by the Company at March 31, 2010.

	Net Change in Unrealized Appreciation or Depreciation for the Three Months Ended March 31, 2010 on Investments Held at March 31, 2010	Net Unrealized Depreciation on Investments Held at March 31, 2010
Senior secured notes	$(156,621)	$(6,383,830)
Unsecured debt	(4,680,013)	(48,115,005)
Subordinated debt	(718,731)	(9,154,646)
Senior secured loans	21,162,640	(69,734,941)
Preferred stock	(373,000)	(7,067,342)
Common stock	(5,167,293)	(7,169,693)
Limited partnership/limited liability company interests	322,531	(7,543,646)
Equity warrants/options	1,164,885	1,136,182

Total investments	$11,554,398	$(154,032,921)

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2011 and 2010.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Per Share Data:
Net asset value, beginning of period	$9.62	$9.55

Net investment income	0.20	0.36
Net realized and unrealized gain	0.05	0.18

Total from investment operations	0.25	0.54
Dividend distributions to stockholders from net investment income	(0.32)	(0.32)
Issuance of stock at prices above net asset value	0.01	—

Net increase (decrease) in net assets	(0.06)	0.22

Net asset value, end of period	$9.56	$9.77

Market price, end of period	$10.12	$9.96

Total return(1)(2)	(5.81)%	21.52%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	3.48%	4.62%
Ratio of interest and other debt related expenses to average net assets(3)	2.45%	0.95%

Ratio of total expenses to average net assets(3)	5.93%	5.57%
Ratio of net investment income to average net assets(3)	8.59%	14.98%
Net assets, end of period	$695,433,101	$552,953,567
Average debt outstanding	$259,711,111	$260,746,667
Weighted average shares outstanding	72,780,392	56,597,028
Average debt per share(4)	$3.57	$4.61
Portfolio turnover(2)	*	9%

*	Less than 1%
(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On May 9, 2011, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on July 1, 2011 to stockholders of record at the close of business on June 17, 2011.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are further described in the notes to the financial statements and in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 8, 2011. See Note 2 to the financial statements in this Quarterly Report for a description of recently issued accounting pronouncements.

Financial and operating highlights

At March 31, 2011:

Investment Portfolio: $975.6 million

Net Assets: $695.4 million

Indebtedness (borrowings under Credit Facility and Senior Secured Notes): $275.0 million

Net Asset Value per share: $9.56

Portfolio Activity for the Three Months Ended March 31, 2011:

Cost of investments during period: $39.6 million

Sales, repayments and other exits during period: $4.0 million

Number of portfolio companies at end of period: 52

Operating Results for the Three Months Ended March 31, 2011:

Net investment income before Incentive Fees per share: $0.20

Net investment income per share: $0.20

Dividends declared per share: $0.32

Earnings per share: $0.25

Net investment income before Incentive Fees: $14.9 million

Net investment income: $14.9 million

Net realized and unrealized gains: $3.1 million

Net increase in net assets from operations: $18.0 million

Portfolio and investment activity

During the three months ended March 31, 2011, we invested approximately $39.6 million across two new and several existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($35.9 million, or 91% of the total invested) or second liens ($5.1 million, or 13%), and unsecured or subordinated debt securities and equity securities ($(1.4) million, or (4%), representing the cancellation of an unsettled prior period equity purchase). Additionally, we received proceeds from sales/repayments and other exits of approximately $4.0 million during the three months ended March 31, 2011.

At March 31, 2011, our net portfolio of $976 million (at fair value) consisted of 52 portfolio companies and was invested 49% in senior secured loans, 24% in unsecured or subordinated debt securities, 12% in equity investments, 9% in senior secure notes and 6% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $18.9 million at March 31, 2011. Our largest portfolio company investment by value was approximately $51.6 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at March 31, 2011. At December 31, 2010, our net portfolio of $882 million (at fair value) consisted of 50 portfolio companies and was invested 50% in senior secured loans, 26% in unsecured or subordinated debt securities, 14% in equity investments, 10% in senior secured notes and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.7 million at December 31, 2010. Our largest portfolio company investment by value was approximately $53.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2010.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.2% at March 31, 2011 and 12.4% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.0% and 14.2%, respectively, at March 31, 2011, versus 11.3% and 14.3% at December 31, 2010. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.4% at March 31, 2011 and 10.9% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.8% and 12.2%, respectively, at March 31, 2011, versus 10.1% and 12.1% at December 31, 2010. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount based in the expected cash flows of the respective portfolio investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At March 31, 2011, 47% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 53% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 28% at March 31, 2011. At December 31, 2010, 45% of our debt investments bore interest based on floating rates and 55% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 25% at December 31, 2010.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.26 at March 31, 2011 versus 1.32 at December 31, 2010. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Grade 1	$718,915,822	$640,463,981
Grade 2	179,776,035	211,899,165
Grade 3	8,913,389	9,631,767
Grade 4	13,582,579	18,090,753

Total investments	$921,187,825	$880,085,666

Results comparisons for the three months ended March 31, 2011 and 2010.

Investment income

Investment income totaled $25,160,129 and $27,799,099, respectively, for the three months ended March 31, 2011 and 2010, of which $12,521,315 and $14,994,235 were attributable to interest and fees on senior secured loans, $11,696,393 and $11,998,827 to interest earned on other debt securities, $923,643 and $805,808 to dividends from preferred equity securities and $18,778 and $229 to interest earned on cash equivalents, respectively. The decrease in investment income for the current period was primarily due to a lower average debt portfolio yield as compared to the prior period. In addition, the impact on investment income of net new investment activity in the current quarter was nominal as such activity was concentrated near quarter-end.

Expenses

Expenses for the three months ended March 31, 2011 and 2010 were $10,283,494 and $7,533,834, respectively, which consisted of $4,465,239 and $4,322,471 in base management fees, zero and $493,951 in incentive management fees, $3,642,219 and $1,122,254 in interest expense and fees related to the Credit Facility, $608,727 and $168,292 in amortization of debt issuance costs, $425,485 and $398,664 in Advisor expenses, $359,056 and $203,266 in professional fees, $290,802 and $257,723 in administrative services, $120,725 and $152,408 in insurance expenses, $108,269 and $95,837 in director fees and $262,972 and $318,968 in other expenses, respectively. The increase in base management fees reflects an increase in the quarterly portfolio values on which the fees are paid (in arrears). The increase in interest expense and fees related to the Credit Facility primarily reflect the issuance of our Senior Secured Notes in January 2011.

Net investment income

Net investment income was $14,876,635 and $20,265,265 for the three months ended March 31, 2011 and 2010, respectively. The decrease is primarily a result of a decline in interest income, as well as an increase in interest and Credit Facility related expenses.

Net realized gain or loss

Net realized loss of $(42,867,692) for the three months ended March 31, 2011 was the result of $(42,367,616) in net losses realized from the disposition of our investments and $(500,076) in net loss realized on foreign currency transactions. Net realized loss on investments for the three months ended March 31, 2011 resulted primarily from the restructuring or disposition of our investments in Facet Technologies, LLC and Mattress Giant Corporation. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency gains and losses are attributable to forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the three months ended March 31, 2010, net realized loss was $(42,363,323), which was comprised of $(42,915,060) in net losses realized from the disposition or restructuring of our investments and $551,737 in net gains realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2011 and 2010, the change in net unrealized appreciation was a decrease in net unrealized appreciation of $46,005,949 and $52,581,109, respectively. The decrease in net unrealized appreciation for the three months ended March 31, 2011 was comprised of a decrease in net unrealized appreciation on investments of $46,289,424 and a net unrealized foreign currency translation loss of $(283,475). The decrease in net unrealized depreciation was a result of the investment restructurings and dispositions described above and improved capital market conditions. The valuations of our investments were favorably impacted by improved performance in certain portfolio companies and market-wide decreases in interest yields, as well as increased multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the three months ended March 31, 2010 was comprised of a decrease in net unrealized depreciation on investments of $54,045,037 and a net unrealized foreign currency translation loss of $(1,463,928).

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended March 31, 2011 and 2010 was an increase of $18,014,892 and $30,483,051, respectively. The lower net increase in net assets from operations primarily reflects the decrease in net investment income and net realized and unrealized gain for the three months ended March 31, 2011.

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

Computations for all periods are derived from our financial statements as follows:

	Three months ended March 31, 2011	Three months ended March 31, 2010
GAAP Basis:
Net Investment Income	$14,876,635	$20,265,265

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net Increase in Net Assets from Operations	$18,014,892	$30,483,051
Net Asset Value at end of period	695,433,101	552,953,567
Less: Incremental Incentive Fee expense using existing formula as applied to current period operating results	(271,867)	(3,501,086)
As Adjusted:
Net Investment Income	$14,604,768	$16,764,179
Net Increase in Net Assets from Operations	17,743,025	26,981,965
Net Asset Value at end of period	695,161,234	549,452,481

Per Share Amounts, GAAP Basis:
Net Investment Income	$0.20	$0.36
Net Increase in Net Assets from Operations	0.25	0.54
Net Asset Value at end of period	9.56	9.77

Per Share Amounts, As Adjusted:
Net Investment Income	$0.20	$0.30
Net Increase in Net Assets from Operations	0.24	0.48
Net Asset Value at end of period	9.55	9.71

Financial condition, liquidity and capital resources

During the three months ended March 31, 2011, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales and unsettled purchases of selected portfolio company investments or repayments of principal.

Net cash used in operating activities during the three months ended March 31, 2011 was $30,141,071. Our primary source of cash from operating activities during the period was a net increase in net assets from operations of $18,014,892, which was more than offset by purchases of investments in portfolio companies (net of sales and repayments) of $35,504,672.

Net cash provided by financing activities during the three months ended March 31, 2011 was $82,379,224. Our primary source of cash for financing activities was $175,000,000 in proceeds from the issuance of our Senior Secured Notes in January. Our primary uses of cash for financing activities were $20,927,156 of dividend distributions and $70,000,000 of net repayments under our Credit Facility.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At March 31, 2011, the effective LIBOR spread under the Credit Facility was 3.00%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At March 31, 2011, we had $100,000,000 drawn and outstanding under the Credit Facility, with $275,000,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018.

Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes. The Senior Secured Notes contain customary affirmative and negative covenants substantially similar to those in our Credit Facility. At March 31, 2011, we were in compliance with all financial and operational covenants required by the Credit Facility and Senior Secured Notes.

At March 31, 2011, we had $54,380,894 in cash and cash equivalents.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2011 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$100.0	$—	$100.0	$—	$—
Senior Secured Notes	175.0	—	—	158.0	17.0
Interest and Credit Facility Fees Payable	2.4	2.4	—	—	—

(1)	At March 31, 2011, $275.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2011. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions at all or dividends and distributions at a particular level. Dividends declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011

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

A portion of amounts we have paid or will pay as dividends to stockholders during 2011 may consist of taxable income carried forward from the prior year. Taxable income carried forward from the prior year to 2011 totaled approximately $8,900,000 or $0.12 per share.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2011 and 2010, dividends reinvested pursuant to our dividend reinvestment plan totaled $2,295,131 and $1,020,149, respectively.

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

Income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For the three months ended March 31, 2011 and 2010, these fees totaled zero and $27,500. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Recent developments

On May 9, 2011, our Board of Directors declared a dividend of $0.26 per share, payable on July 1, 2011 to stockholders of record at the close of business on June 17, 2011.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2011, 47% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2011, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 28%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our March 31, 2011 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $8,500,000, or $0.12 per share, in the value of our net assets at March 31, 2011 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $7,900,000, or $0.11 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2011 and 2010, we did not engage in any interest rate hedging activity.

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

Sales of unregistered securities

On March 16, 2011 we issued and sold to the Advisor in a private placement 200,000 shares of our common stock for aggregate proceeds of $2,000,000, which were used for general corporate purposes. This placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended March 31, 2011.
Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	$—	—	—	1,594,971
February 2011	—	—	—	—
March 2011	9.98	200,000	200,000	—

Total	$9.98	200,000	200,000	1,594,971

In 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5 percent of our outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, our Board of Directors approved an extension and increase to the share repurchase plan which authorized us to repurchase up to an additional 2.5 percent of our outstanding shares of common stock from time to time. In May 2011, the repurchase plan was further extended through the earlier of June 30, 2012 or until the approved number of shares has been repurchased. After giving effect to the Board’s most recent action, the total number of additional shares authorized for repurchase is 1,594,971. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash.

The following table provides information regarding purchases of our common stock by the Advisor for each month in the three month period ended March 31, 2011.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	$—	—	—	—
February 2011	—	—	—	—
March 2011	10.00	200,000	—	—

Total	$10.00	200,000	—	—

In March 2011, our Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of our common stock by the Advisor, in its discretion, subject to compliance with our and the Advisor’s applicable policies and requirements of law. The above purchase by the Advisor was made in accordance with such policies and Rule 10b-18 under the Exchange Act.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: May 9, 2011	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: May 9, 2011	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer