Form 10-Q
period 2011-06-30
BlackRock Kelso Capital CORP
filed 2011-08-04
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 3, 2011 was 73,215,936.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

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

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.  Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	June 30, 2011	December 31, 2010
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $841,974,760 and $822,763,237)	$775,939,484	$707,262,774
Non-controlled, affiliated investments (amortized cost of $59,834,733 and $80,424,668)	66,840,128	77,376,201
Controlled investments (amortized cost of $91,836,479 and $82,489,600)	104,875,927	95,446,691

Total investments at fair value (amortized cost of $993,645,972 and $985,677,505)	947,655,539	880,085,666
Cash and cash equivalents	43,963,059	1,344,159
Cash denominated in foreign currency (cost of $2,388,451 and $798,560)	2,392,593	816,712
Unrealized appreciation on forward foreign currency contracts	614,059	—
Receivable for investments sold	1,647,251	5,316,189
Interest receivable	16,927,819	10,763,333
Dividends receivable	11,734,204	9,849,927
Prepaid expenses and other assets	7,588,514	7,431,688

Total Assets	$1,032,523,038	$915,607,674

Liabilities:
Payable for investments purchased	$8,484,017	$2,726,437
Unrealized depreciation on forward foreign currency contracts	676,199	368,445
Debt	275,000,000	170,000,000
Interest payable	5,212,705	256,084
Dividend distributions payable	18,983,359	23,222,287
Base management fees payable	4,958,231	4,355,021
Incentive management fees payable	—	14,614,098
Accrued administrative services	253,403	80,164
Other accrued expenses and payables	1,338,476	1,505,214

Total Liabilities	314,906,390	217,127,750

Net Assets:
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 74,174,589 and 73,531,317 issued and 73,012,910 and 72,569,638 outstanding	74,175	73,531
Paid-in capital in excess of par	1,000,743,537	994,200,522
Distributions in excess of net investment income	(5,750,635)	(4,029,341)
Accumulated net realized loss	(223,979,302)	(180,403,836)
Net unrealized depreciation	(46,042,187)	(105,935,052)
Treasury stock at cost, 1,161,679 and 961,679 shares held	(7,428,940)	(5,425,900)

Total Net Assets	717,616,648	698,479,924

Total Liabilities and Net Assets	$1,032,523,038	$915,607,674

Net Asset Value Per Share	$9.83	$9.62

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$32,802,096	$25,008,141	$54,264,017	$50,321,153
Dividends	1,099,169	541,610	1,668,595	1,045,255
Other income	37,500	37,500	37,500	37,500
From non-controlled, affiliated investments:
Interest	1,314,909	1,624,132	2,832,534	3,084,840
Dividends	368,575	314,411	722,792	616,574
From controlled investments:
Interest	1,484,319	685,161	2,741,259	904,732

Total investment income	37,106,568	28,210,955	62,266,697	56,010,054

Expenses:
Base management fees	4,958,231	4,151,014	9,423,470	8,473,485
Incentive management fees	—	—	—	493,951
Interest and credit facility fees	4,052,052	1,699,510	7,694,271	2,821,764
Amortization of debt issuance costs	627,779	587,884	1,236,506	756,176
Investment advisor expenses	435,530	385,297	861,015	783,961
Professional fees	303,457	192,965	662,513	396,231
Administrative services	255,819	220,987	546,621	478,710
Insurance	121,695	182,203	242,420	334,611
Director fees	104,000	91,832	212,269	187,669
Other	508,771	278,626	771,743	597,594

Total expenses	11,367,334	7,790,318	21,650,828	15,324,152

Net Investment Income	25,739,234	20,420,637	40,615,869	40,685,902

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(33,030)	(20,391,142)	(37,331,447)	(27,086,218)
Non-controlled, affiliated investments	—	—	(5,069,199)	(36,221,865)
Controlled investments	3,443	634	3,443	2,515
Foreign currency	(678,187)	(1,260,360)	(1,178,263)	(708,623)

Net realized loss	(707,774)	(21,650,868)	(43,575,466)	(64,014,191)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	8,226,330	3,529,516	48,881,559	19,116,927
Non-controlled, affiliated investments	3,672,727	(1,445,753)	10,637,490	36,367,741
Controlled investments	1,412,925	18,876,805	82,357	19,520,937
Foreign currency translation	574,934	2,604,495	291,459	1,140,567

Net change in unrealized appreciation or depreciation	13,886,916	23,565,063	59,892,865	76,146,172

Net realized and unrealized gain	13,179,142	1,914,195	16,317,399	12,131,981

Net Increase in Net Assets Resulting from Operations	$38,918,376	$22,334,832	$56,933,268	$52,817,883

Net Investment Income Per Share	$0.35	$0.36	$0.56	$0.71

Earnings Per Share	$0.53	$0.39	$0.78	$0.93

Basic and Diluted Weighted-Average Shares Outstanding	73,012,910	57,490,004	72,897,293	57,045,983
Dividends Declared Per Share	$0.26	$0.32	$0.58	$0.64

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Net Increase in Net Assets Resulting from Operations:
Net investment income	$40,615,869	$40,685,902
Net realized loss	(43,575,466)	(64,014,191)
Net change in unrealized appreciation or depreciation	59,892,865	76,146,172

Net increase in net assets resulting from operations	56,933,268	52,817,883

Dividend Distributions to Stockholders from:
Net investment income	(42,337,163)	(36,269,859)

Capital Share Transactions:
Proceeds from shares sold	2,000,000	88,406,250
Less offering costs	—	(4,514,243)
Reinvestment of dividends	4,543,659	2,413,003
Purchases of treasury stock	(2,003,040)	—

Net increase in net assets resulting from capital share transactions	4,540,619	86,305,010

Total Increase in Net Assets	19,136,724	102,853,034
Net assets at beginning of period	698,479,924	539,562,762

Net assets at end of period	$717,616,648	$642,415,796

Capital Share Activity:
Shares issued from subscriptions	200,000	8,625,000
Shares issued from reinvestment of dividends	443,272	266,878
Purchases of treasury stock	(200,000)	—

Net increase in shares outstanding	443,272	8,891,878

Undistributed (distributions in excess of) net investment income at end of period	$(5,750,635)	$23,879,992

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010
Operating Activities:
Net increase in net assets resulting from operations	$56,933,268	$52,817,883
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from dispositions of short-term investments—net	—	358,276
Purchases of investments	(121,126,653)	(144,288,230)
Purchases of foreign currency contracts—net	(1,190,297)	(734,518)
Proceeds from sales/repayments of investments	75,421,486	254,025,286
Net change in unrealized appreciation or depreciation on investments	(59,601,406)	(75,005,605)
Net change in unrealized appreciation or depreciation on foreign currency translation	(291,459)	(1,140,567)
Net realized loss (gain) on investments	42,397,203	63,305,568
Net realized loss (gain) on foreign currency	1,178,263	708,623
Amortization of premium/discount—net	(4,649,306)	(5,229,514)
Amortization of debt issuance costs	1,236,506	756,176
Decrease (increase) in receivable for investments sold	3,668,938	(695,718)
Decrease (increase) in interest receivable	(6,164,486)	88,050
Increase in dividends receivable	(1,884,277)	(1,628,608)
Decrease (increase) in prepaid expenses and other assets	297,248	(98,864)
Increase (decrease) in payable for investments purchased	5,757,580	(284,694)
Increase (decrease) in interest payable	4,956,621	(798,107)
Increase (decrease) in base management fees payable	603,210	(396,115)
Decrease in incentive management fees payable	(14,614,098)	(16,818,602)
Increase in accrued administrative services	173,239	18,528
Decrease in other accrued expenses and payables	(166,738)	(792,196)

Net cash provided by (used in) operating activities	(17,065,158)	124,167,052

Financing Activities:
Net proceeds from issuance of common stock	2,000,000	83,892,007
Dividend distributions paid	(42,032,431)	(33,771,455)
Proceeds from debt	196,000,000	134,600,000
Repayments of debt	(91,000,000)	(285,600,000)
Deferred debt issuance costs	(1,690,580)	(7,801,398)
Purchases of treasury stock	(2,003,040)	—

Net cash provided by (used in) financing activities	61,273,949	(108,680,846)

Effect of exchange rate changes on cash and cash equivalents	(14,010)	(28,161)

Net increase in cash	44,194,781	15,458,045
Cash and cash equivalents, beginning of period	2,160,871	5,807,901

Cash and cash equivalents, end of period	$46,355,652	$21,265,946

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$2,038,751	$3,162,381
Taxes	$407,708	$1,086,264
Dividend distributions reinvested	$4,543,659	$2,413,003

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

June 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—15.7%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$16,200,000	$15,923,554	$15,697,800
American Residential Services L.L.C. et al., Second Lien, 12.00%, 4/15/15, acquired 4/9/10(c)	HVAC/ Plumbing Services	40,000,000	39,850,749	41,000,000
Sizzling Platter LLC et al., First Lien, 12.25%, 4/15/16, acquired 4/14/11(c)	Restaurants	30,000,000	28,970,470	28,970,470
TriMark USA, Inc., Second Lien, 11.50% (LIBOR + 1.75% cash, 2.00% PIK), 11/30/13	Food Service Equipment	32,457,590	32,457,590	26,972,257

Total Senior Secured Notes			117,202,363	112,640,527

Unsecured Debt—1.0%
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	52,473,938	45,816,323	2,046,484
Maple Hill Acquisition LLC, 13.50%, 10/1/15	Rigid Packaging	5,000,000	4,867,038	5,000,000

Total Unsecured Debt			50,683,361	7,046,484

Subordinated Debt—24.7%
A & A Manufacturing Co., Inc., 14.00%, 5/16/16	Protective Enclosures	27,403,430	27,117,669	27,403,430
Conney Safety Products, LLC, 16.00%, 10/1/14(d)	Safety Products	30,582,734	29,542,052	30,732,733
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	8,000,000	8,043,340	7,640,000
MedQuist Inc. et al., 13.00%, 10/15/16	Medical Transcription	43,000,000	41,862,941	43,860,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,253,003	15,520,536
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,941,587	5,000,000
Sarnova HC, LLC et al., 14.00% (12.00% cash, 2.00% PIK), 4/6/16	Healthcare Products	25,631,280	25,045,828	25,631,280
Sentry Security Systems, LLC, 16.00% (14.00% cash, 2.00% PIK), 8/7/12	Security Services	11,167,507	11,127,328	11,167,507
U.S. Security Holdings, Inc., 13.00% (11.00% cash, 2.00% PIK), 5/8/14, acquired 5/10/06(c)	Security Services	7,000,000	7,000,000	7,000,000
Wastequip, Inc., 14.50% (10.00% cash, 4.50% PIK), 2/5/15	Waste Management Equipment	8,864,536	8,339,202	3,146,910

Total Subordinated Debt			178,272,950	177,102,396

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—74.2%(e)
Advantage Sales & Marketing Inc., Second Lien, 9.25% (LIBOR + 7.75%), 6/17/18	Marketing Services	$10,000,000	$9,860,428	$10,170,000
Airvana Network Solutions Inc., First Lien, 10.00% (LIBOR + 8.00%), 3/25/15	Software	27,280,952	26,769,833	27,280,952
Alpha Media Group Inc., First Lien, 12.00% (4.00% cash, 8.00% PIK), 7/15/13	Publishing	4,650,527	3,607,868	1,158,206
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(f)	Metals	95,000	95,000	95,000
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(f)	Utility Vehicles	8,000,000	8,000,000	6,320,000
AmQuip Crane Rental LLC, Second Lien, 5.97% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,017,329	22,820,341	21,111,232
Arclin US Holdings Inc., Second Lien, 7.76% (LIBOR + 6.00%), 1/15/15(g)	Chemicals	3,541,268	2,906,364	3,512,937
Ascend Learning, LLC, Second Lien, 11.50% (LIBOR + 10.00%), 12/6/17	Education	20,000,000	19,444,882	20,000,000
Ashton Woods USA L.L.C., Second Lien, 11.75%, 7/6/15	Homebuilding	37,500,000	37,198,932	37,500,000
Attachmate Corporation et al., Second Lien, 9.50% (LIBOR + 8.00%), 10/27/17	Software	5,000,000	4,928,037	5,079,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien, 7.50% (LIBOR + 6.00%), 8/20/14(f)	Financial Services	2,000,000	1,505,760	2,000,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien, 7.50% (LIBOR + 5.00% cash, 1.00% PIK), 8/20/14(f)	Financial Services	18,687,750	9,595,502	15,622,959
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien, 8.30% (LIBOR + 1.00% cash, 7.00% PIK), 8/20/15(f)	Financial Services	29,360,894	20,133,107	21,609,618
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 16.00%, 6/29/12(g)	Discount Stores	11,541,877(h)	11,294,902	11,959,255

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 16.00%, 7/1/12(g)	Discount Stores	$15,865,123(h)	$14,905,199	$16,438,838
Berlin Packaging L.L.C., Second Lien, 6.75% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000	23,627,654	23,376,000
Event Rentals, Inc., Acquisition Loan, First Lien, 8.07% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,077,606	3,077,606	2,492,861
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(f)(i)	Personal Fitness	6,822,909	6,822,909	5,653,103
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,218,223	3,217,354	3,057,312
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,328,367	2,328,254	2,125,799
Henniges Automotive Holdings, Inc., First Lien, 12.00% (LIBOR + 10.00%), 11/30/16	Automotive	38,888,889	37,835,589	38,888,889
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	4,730,331	4,574,488	4,730,331
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000	32,302,122	33,000,000
InterMedia Outdoors, Inc., Second Lien, 7.00% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,780,000
MCCI Group Holdings, LLC, Second Lien, 7.49% (LIBOR + 7.25%), 6/21/13	Healthcare Services	24,166,667	24,148,318	24,166,667
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,855,394	15,000,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000
Potters Holdings II, L.P., Term Loan B, Second Lien, 10.25%, (LIBOR + 8.50%), 11/6/17	Engineered Glass Beads	15,000,000	14,779,747	14,779,747
Pre-Paid Legal Services, Inc., Term Loan B, First Lien, 11.00% (LIBOR + 9.50%), 12/31/16	Legal Services	15,000,000	14,550,224	14,550,224
SOURCEHOV LLC, Second Lien, 10.50% (LIBOR + 9.25%), 4/29/18	Process Outsourcing	15,000,000	13,803,359	13,803,359
Total Safety U.S., Inc., Second Lien, 6.72% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,829,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
United Subcontractors, Inc., First Lien, 4.25% (LIBOR + 4.00%), 6/30/15(d)	Building and Construction	$1,842,354	$1,783,701	$1,628,641
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.50% (LIBOR + 8.50%), 9/16/16	Concession Services	44,662,500	43,105,038	44,662,500
Water Pik, Inc., Second Lien, 5.69% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	19,862,859	18,300,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.25% (LIBOR + 4.00%), 7/29/11	Restaurants	6,850,000	6,848,030	3,061,950
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.25% (LIBOR + 7.00%), 7/29/11(i)	Restaurants	8,334,656	8,332,355	4,890,776

Total Senior Secured Loans			534,921,156	532,635,156

Preferred Stock—0.8%
Alpha Media Group Holdings Inc., Series A-2(j)	Publishing	5,000	—	—
Fitness Together Holdings, Inc., Series A(f)(j)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(f)(j)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(f)(j)	Personal Fitness	15,881,325	9,100,000	943,033
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(d)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			14,290,382	6,060,073

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—10.9%(j)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	$—	$—
Arclin Cayman Holdings Ltd.(g)	Chemicals	450,532	9,722,203	6,920,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services	325,415	9,600,072	3,216,717
BKC ARS Blocker, Inc. (American Residential)(k)	HVAC/ Plumbing Services	1,000	—	812,480
BKC ASW Blocker, Inc. (American SportWorks)(f)(l)	Utility Vehicles	1,000	7,428,827	—
BKC CSP Blocker, Inc. (Conney Safety)(d)(m)	Safety Products	100	952,259	1,101,652
BKC DVSH Blocker, Inc. (DynaVox Systems)(n)	Augmentative Communication Products	100	758,069	1,224,948
BKC MTCH Blocker, Inc. (Marquette Transportation)(o)	Transportation	1,000	5,000,000	3,543,911
ECI Holdco, Inc., Class A-1 (Electrical Components)(f)	Electronics	18,848,836	18,848,836	49,383,950
Fitness Together Holdings, Inc.(f)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(d)	Bedding—Retail	109,336	1,093,360	225,700
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction	97,519	7,309,066	6,763,534

Total Common Stock			65,831,192	78,192,892

Limited Partnership/Limited Liability Company Interests—4.1%
Big Dumpster Coinvestment, LLC(j)	Waste Management Equipment	—	5,333,333	—
Marsico Holdings, LLC, acquired 11/12/10(c)(j)	Financial Services	91,445	1,848,077	384,069
Penton Business Media Holdings LLC(d)(j)	Information Services	—	9,050,000	16,270,828
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	280,739	280,742
PG Holdco, LLC (Press Ganey), Class A(j)	Healthcare Services	16,667	166,667	283,327
Sentry Security Systems Holdings, LLC(j)	Security Services	147,271	147,271	4,529
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(j)	Printing/ Publishing	352,941	4,199,161	4,745,115
WBS Group Holdings, LLC, Class B-1, 16.00% PIK	Software	8,000	8,000,000	6,951,741

Total Limited Partnership/Limited Liability Company Interests			29,627,977	29,523,080

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

June 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.6%(j)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(g)	Chemicals	230,159	$403,815	$1,082,200
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(g)	Chemicals	230,159	323,052	1,264,827
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(g)	Chemicals	230,159	484,578	880,565
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(g)	Chemicals	230,159	403,815	1,078,016
Bankruptcy Management Solutions, Inc., expire 10/1/17(f)	Financial Services	23,046	365,584	31,547
Facet Investment, Inc., expire 1/18/21	Medical Devices	1,978	250,000	109,776
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	—
MGHC Holding Corporation, expire 1/31/12(d)	Bedding—Retail	75,928	136,297	—
Twin River Worldwide Holdings, Inc., Contingent Value Rights, expire 11/5/17	Gaming	1,000	5,000	8,000

Total Equity Warrants/Options			2,816,591	4,454,931

TOTAL INVESTMENTS—132.1%			$993,645,972	947,655,539

OTHER ASSETS & LIABILITIES (NET)—(32.1)%				(230,038,891)

NET ASSETS—100.0%				$717,616,648

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(c)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 11.8% of the Company’s net assets at June 30, 2011.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2011		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$8,370,000	$—	$(8,507,789)	$137,789	$—	†	$—	$—	$—
Warrants	5,453,023	—	(4,419,495)	(1,033,528)	—	†	—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	3,459,541	44,416	(3,547,259)	43,302	—	†	1,288	113,406	—
BKC CSP Blocker, Inc.
Common Stock	1,062,247	63,349	—	(23,944)	1,101,652		—	—	—
Conney Safety Products, LLC
Subordinated Debt	29,665,252	158,555	—	908,926	30,732,733		—	2,605,174	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	722,792
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	1,229,657	102,434	(4,014,328)	2,682,237	—	††	(2,784,672)	94,327	—
MGHC Holding Corporation:
Common Stock	—	—	(2,285,815)	2,285,815	—	††	(2,285,815)	—	—
Common Stock	—	1,093,360	—	(867,660)	225,700		—	—	—
Warrants	—	136,297	—	(136,297)	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	9,050,000	—	—	7,220,828	16,270,828		—	—	—
United Subcontractors, Inc.
Senior Secured Loan	1,589,952	3,817	(1,105)	35,977	1,628,641		—	19,627	—
USI Senior Holdings, Inc.
Common Stock	7,379,489	—	—	(615,955)	6,763,534		—	—	—

Totals	$77,376,201	$1,602,228	$(22,775,791)	$10,637,490	$66,840,128		$(5,069,199)	$2,832,534	$722,792

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2011.
†	Investment moved out of the non-controlled, affiliated category into the non-controlled, non-affiliated category during the period.
††	Investment no longer held at June 30, 2011.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2011 represents 9.3% of the Company’s net assets.

(e)	Approximately 76% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 48% of such senior secured loans have floors of 1.25% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2011 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2011		Net Realized Gain (Loss)***		Interest/Other Income***
Al Solutions, Inc.
Senior Secured Loan	$115,000	$—	$(20,000)	$—	$95,000		$—		$5,524
American SportWorks LLC
Senior Secured Loan	7,200,000	—	—	(880,000)	6,320,000		—		522,889
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,427,700	78,060	—	494,240	2,000,000		—		153,477
Senior Secured Loan, First Lien, B	—	9,599,289	(3,787)	6,027,457	15,622,959		3,443		17,283
Senior Secured Loan, Second Lien	21,342,029	1,621,913	(4,574)	(1,349,750)	21,609,618		—		2,029,645
Common Stock	4,516,560	60,834	—	(1,360,677)	3,216,717		—		—
Warrants	125,880	1	—	(94,334)	31,547		—		—
BKC ASW Blocker, Inc.
Common Stock	—	—	—	—	—		—		—
ECI Holdco, Inc.
Common Stock	51,480,000	—	—	(2,096,050)	49,383,950		—		—
Electrical Components International, Inc.
Senior Secured Loan	1,641,718	—	(1,641,718)	—	—	†	—	†	14,730
Fitness Together Franchise Corporation
Senior Secured Loan	6,119,804	—	(343,139)	(123,562)	5,653,103		—		(2,289)
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—		—		—
Preferred Stock Series A-1	—	—	—	—	—		—		—
Preferred Stock Series B Convertible	1,478,000	—	—	(534,967)	943,033		—		—
Common Stock	—	—	—	—	—		—		—

Totals	$95,446,691	$11,360,097	$(2,013,218)	$82,357	$104,875,927		$3,443		$2,741,259

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2011. There was no dividend income from these securities during the period.
†	Investment no longer held at June 30, 2011.

The aggregate fair value of controlled investments at June 30, 2011 represents 14.6% of the Company’s net assets.

(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Non-accrual status (in default) at June 30, 2011 and therefore non-income producing. At June 30, 2011, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.3% and 1.7% of total debt investments at fair value and amortized cost, respectively.
(j)	Non-income producing equity securities at June 30, 2011.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
PIK	Payment-in-kind.

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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—63.7%(f)
Advantage Sales & Marketing Inc., Second Lien, 9.25% (LIBOR + 7.75%), 6/17/18	Marketing Services	$10,000,000	$9,850,494	$10,000,000
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	4,468,967	3,325,429	1,625,395
Al Solutions, Inc., First Lien, 10.00%, 6/28/13(g)	Metals	115,000	115,000	115,000
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(g)	Utility Vehicles	8,000,000	8,000,000	7,200,000
AmQuip Crane Rental LLC, Second Lien, 6.04% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,017,329	22,622,302	20,871,059
Arclin US Holdings Inc., Second Lien, 7.75% (LIBOR + 6.00%), 1/15/15(e)(h)	Chemicals	3,559,198	2,831,246	3,459,541
Ascend Learning, LLC, Second Lien, 12.25% (Base Rate + 9.00%), 12/6/17	Education	20,000,000	19,402,126	19,402,126
Ashton Woods USA L.L.C., Second Lien, 11.75%, 7/6/15	Homebuilding	37,500,000	37,161,761	37,161,761
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien, 7.50% (LIBOR + 6.00%), 8/20/14(g)	Financial Services	2,000,000	1,427,700	1,427,700
Bankruptcy Management Solutions, Inc., Second Lien, 8.26% (LIBOR + 1.00% cash, 7.00% PIK), 8/20/15(g)	Financial Services	27,221,976	18,515,769	21,342,029
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 16.00%, 6/29/12(h)	Discount Stores	12,381,187(i)	12,084,951	12,460,310
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 16.00%, 7/1/12(h)	Discount Stores	17,018,813(i)	15,971,842	17,127,573
Berlin Packaging L.L.C., Second Lien, 6.78% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000	23,582,963	23,400,000
Electrical Components International, Inc., Tranche B, First Lien, 9.50% (LIBOR + 6.50%), 5/14/15(g)	Electronics	1,641,718	1,641,718	1,641,718
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	3,123,427	3,123,427	2,529,976
Facet Technologies, LLC, Second Lien, 17.50% PIK, 7/26/12	Medical Devices	40,828,460	36,865,344	—
Facet Technologies, LLC, Guaranty(j)	Medical Devices	—	—	—
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)(k)	Personal Fitness	7,166,047	7,166,047	6,119,804

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	$3,263,070	$3,262,020	$3,073,812
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,305,090	2,304,957	2,076,887
Henniges Automotive Holdings, Inc., First Lien, 12.00% (LIBOR + 10.00%), 11/30/16	Automotive	40,000,000	38,817,518	38,817,518
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	4,791,367	4,617,622	4,617,622
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000	32,243,723	32,243,723
InterMedia Outdoors, Inc., Second Lien, 7.05% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,630,000
MCCI Group Holdings, LLC, Second Lien, 7.51% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,972,454	29,000,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,838,003	14,865,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000
Total Safety U.S., Inc., Second Lien, 6.79% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,829,000
United Subcontractors, Inc., First Lien, 1.80% (LIBOR + 1.50%), 6/30/15(e)	Building and Construction	1,842,354	1,780,989	1,589,952
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.50% (LIBOR + 8.50%), 9/16/16	Concession Services	44,887,500	43,173,389	43,173,389
Water Pik, Inc., Second Lien, 5.76% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	19,827,750	17,827,750
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.31% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,843,398	2,822,448
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.31% (LIBOR + 7.00%), 3/30/11(k)	Restaurants	8,334,656	8,326,946	4,372,183

Total Senior Secured Loans			494,696,888	444,823,276

Preferred Stock—0.9%
Alpha Media Group Holdings Inc., Series A-2(l)	Publishing	5,000	—	—

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Facet Holdings Corp., Class A, 12.00% PIK(k)	Medical Devices	$900	$900,000	$—
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	15,881,325	9,100,000	1,478,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(e)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			15,190,382	6,595,040

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Common Stock—11.9%(l)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	$—	$—
Arclin Cayman Holdings Ltd.(e)(h)	Chemicals	572,553	11,399,992	8,370,000
Bankruptcy Management Solutions, Inc.(g)	Financial Services	259,229	9,539,238	4,516,560
BKC ARS Blocker, Inc. (American Residential)(m)	HVAC/ Plumbing Services	1,000	20,798	1,118,000
BKC ASW Blocker, Inc. (American SportWorks)(g)(n)	Utility Vehicles	1,000	7,428,827	—
BKC CSP Blocker, Inc. (Conney Safety)(e)(o)	Safety Products	100	888,910	1,062,247
BKC DVSH Blocker, Inc. (DynaVox Systems)(p)	Augmentative Communication Products	100	758,068	723,813
BKC MTCH Blocker, Inc. (Marquette Transportation)(q)	Transportation	1,000	5,000,000	3,511,963
ECI Holdco, Inc., Class A-1 (Electrical Components)(g)	Electronics	18,848,836	18,848,836	51,480,000
Facet Holdings Corp	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(g)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc. (United Subcontractors)(e)	Building and Construction	97,519	7,309,066	7,379,489

Total Common Stock			68,698,050	83,162,072

Limited Partnership/Limited Liability Company Interests—3.3%
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	—
Marsico Holdings, LLC, acquired 11/12/10(d)(l)	Financial Services	91,445	1,848,077	424,305
Penton Business Media Holdings LLC(e)(l)	Information Services	—	9,050,000	9,050,000
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	280,739	280,739
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	300,000
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	3,830
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	6,390,228
WBS Group Holdings, LLC, Class B-1, 16.00% PIK	Software	8,000	8,000,000	6,336,096

Total Limited Partnership/Limited Liability Company Interests			29,627,977	23,387,927

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

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 7.9% of the Company’s net assets at December 31, 2010.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$—	$7,087,791	$—	$1,282,209	$8,370,000		$—	$—	$—
Warrants	—	3,955,050	—	1,497,973	5,453,023		—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	—	3,437,181	(8,298)	30,658	3,459,541		667	39,137	—
BKC CSP Blocker, Inc.
Common Stock	—	888,910	—	173,337	1,062,247		—	—	—
Conney Safety Products, LLC
Subordinated Debt	—	25,366,592	—	4,298,660	29,665,252		—	4,966,138	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	1,284,148
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	3,521,162	1,390,692	—	(3,682,197)	1,229,657		—	1,390,894	—
MGHC Holding Corporation
Common Stock	—	—	—	—	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	515,870	9,050,000	(14,943,201)	14,427,331	9,050,000		(14,426,995)	—	—
Penton Media, Inc.
Senior Secured Loan	4,290,000	14,571	(25,694,870)	21,390,299	—	†	(21,794,870)	(25,073)	—
United Subcontractors, Inc.
Senior Secured Loan	1,447,864	163,319	—	(21,231)	1,589,952		—	32,096	—
USI Senior Holdings, Inc.
Common Stock	6,902,053	383,057	—	94,379	7,379,489		—	—	—

Totals	$26,793,989	$51,737,163	$(40,646,369)	$39,491,418	$77,376,201		$(36,221,198)	$6,403,192	$1,284,148

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2010 represents 11.1% of the Company’s net assets.

(f)	Approximately 71% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 35% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2010 of all contracts within the specified loan facility.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest/Other Income***
Al Solutions, Inc.
Senior Secured Loan	$150,000	$221	$(32,638)	$(2,583)	$115,000		$2,362	$14,207
American SportWorks LLC
Senior Secured Loan	3,012,331	1,726,037	(6,879,382)	9,341,014	7,200,000		153	650,218
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan	—	3,368,715	(1,941,015)	—	1,427,700		—	148,011
Senior Secured Loan	—	18,515,769	—	2,826,260	21,342,029		—	675,666
Common Stock	—	9,539,238	—	(5,022,678)	4,516,560		—	—
Warrant	—	365,583	—	(239,703)	125,880		—	—
BKC ASW Blocker, Inc.
Common Stock	163,289	7,353,826	(175,000)	(7,342,115)	—		—	—
ECI Holdco, Inc.
Common Stock	—	18,848,836	—	32,631,164	51,480,000		—	—
Electrical Components International, Inc.:
Senior Secured Loan	—	1,649,968	(8,250)	—	1,641,718		—	100,913
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,183
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,168
Fitness Together Franchise Corporation
Senior Secured Loan	5,807,656	143,488	—	168,660	6,119,804		—	825,104
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—		—	—
Preferred Stock Series A-1	—	—	—	—	—		—	—
Preferred Stock Series B Convertible	779,000	2,600,000	—	(1,901,000)	1,478,000		—	—
Common Stock	—	—	—	—	—		—	—

Totals	$9,912,276	$88,111,681	$(33,036,285)	$30,459,019	$95,446,691		$2,515	$2,850,470

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010. There was no dividend income from these securities during the period.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of controlled investments at December 31, 2010 represents 13.7% of the Company’s net assets.

(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. This guaranty was terminated on January 17, 2011 with no payments having been made thereunder.
(k)	Non-accrual status (in default) at December 31, 2010 and therefore non-income producing. At December 31, 2010, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.4% and 1.8% of total debt investments at fair value and amortized cost, respectively.
(l)	Non-income producing equity securities at December 31, 2010.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(o)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(q)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
PIK	Payment-in-kind.

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

The significant accounting policies consistently followed by the Company are:

(a)

    Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company obtains market quotations, when available, from an independent pricing service or one or more broker-dealers or market makers and may utilize the average of the range of bid and ask quotations as a practical expedient for fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market value for substantially all of the investments in its portfolio, the Company expects to value substantially all of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC (the “Advisor”), the Company’s investment advisor, believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Until the end of the second calendar quarter following its acquisition, each unquoted investment in a new portfolio company generally is valued at cost, which the Advisor believes approximates fair value under the circumstances. As of that date, an independent valuation firm may conduct an initial independent appraisal of the investment.

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

(b)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(c)	Gains or losses on the disposition of investments are calculated using the specific identification method.

(d)	Interest income is recorded on an accrual basis and includes amortization of premiums and accretion of discounts. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security. Premiums and discounts are determined based on the cash flows expected to be collected for a particular investment.

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

Structuring service fees, origination, closing, commitment and other upfront fees are generally non-recurring and are recognized as revenue when earned. In instances where the Company does not perform significant services in connection with the related investment, fees paid to the Company in these situations may be deferred and amortized over the estimated life of the loan.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 are effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to materially impact the Company’s financial statements.

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

For the three and six months ended June 30, 2011, the Advisor earned $4,958,231 and $9,423,470, respectively, in Management Fees under the Management Agreement. For the three and six months ended June 30, 2010, the Advisor earned $4,151,014 and $8,473,485, respectively, in such fees from the Company.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended June 30, 2011 and 2010 was determined by reference to the four quarter periods ended on June 30, 2011 and 2010, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and six months ended June 30, 2011, the Advisor earned no incentive fees from the Company. For the three and six months ended June 30, 2010, the Advisor earned zero and $493,951, respectively, in incentive fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2011, the Company incurred $435,530 and $861,015, respectively, for such investment advisor expenses under the Management Agreement. Reimbursements to the Advisor for such investment advisor expenses for the three and six months ended June 30, 2010 were $385,297 and $783,961, respectively.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf.

Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2011 were $421,803 and $767,323, respectively. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2010 were $356,428 and $1,715,197, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2011, the Company incurred $203,263 and $445,225, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2010, the Company incurred $175,581 and $391,367, respectively, in such expenses.

At June 30, 2011 and December 31, 2010, cash equivalents of $43,963,059 and $1,344,159, respectively, consisted of short term liquid investments in a money market fund managed by an affiliate of the Administrator.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, on March 16, 2011, the Company issued and sold to the Advisor in a private placement 200,000 shares of common stock for $2,000,000 or $10.00 per share, which was the closing price of the Company’s common stock on The NASDAQ Global Select Market on that date.

At June 30, 2011 and December 31, 2010, the Advisor owned and had the right to vote approximately 233,000 and 47,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record, but did not have the right to vote, an additional 275,000 and 426,000 shares, respectively, of the Company’s common stock. At June 30, 2011 and December 31, 2010, other entities affiliated with the Administrator beneficially owned approximately 4,697,000 and 4,181,000 shares, respectively, of the Company’s common stock, representing approximately 6.4% and 5.8% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Numerator for basic and diluted net increase in net assets per share	$38,918,376	$22,334,832	$56,933,268	$52,817,883
Denominator for basic and diluted net increase in net assets per share	73,012,910	57,490,004	72,897,293	57,045,983
Basic/diluted net increase in net assets per share from operations	$0.53	$0.39	$0.78	$0.93

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended June 30, 2011 and 2010 totaled $81,575,269 and $127,846,687, respectively, and for the six months ended June 30, 2011 and 2010 totaled $121,126,653 and $144,288,230, respectively. Sales/repayments of investments for the three months ended June 30, 2011 and 2010 totaled $71,374,774 and $181,349,009, respectively, and for six months ended June 30, 2011 and 2010 totaled $75,421,486 and $254,025,286, respectively.

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

At June 30, 2011, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$117,202,363	$112,640,527
Unsecured debt	50,683,361	7,046,484
Subordinated debt	178,272,950	177,102,396
Senior secured loans:
First lien	200,249,612	200,297,596
Second/other priority lien	334,671,544	332,337,560

Total senior secured loans	534,921,156	532,635,156

Preferred stock	14,290,382	6,060,073
Common stock	65,831,192	78,192,892
Limited partnership/limited liability company interests	29,627,977	29,523,080
Equity warrants/options	2,816,591	4,454,931

Total investments	$993,645,972	$947,655,539

At December 31, 2010, investments consisted of the following:

	Cost*	Fair Value*

Senior secured notes	$95,164,161	$88,265,252
Unsecured debt	49,786,740	6,898,385
Subordinated debt	230,083,014	221,369,811
Senior secured loans:
First lien	153,982,953	143,591,287
Second/other priority lien	340,713,935	301,231,989

Total senior secured loans	494,696,888	444,823,276

Preferred stock	15,190,382	6,595,040
Common stock	68,698,050	83,162,072
Limited partnership/limited liability company interests	29,627,977	23,387,927
Equity warrants/options	2,430,293	5,583,903

Total investments	$985,677,505	$880,085,666

*	As indicated in the accompanying schedules of investments, the Company revised its previous presentation of its schedules of investments to incorporate the unearned income into the cost and fair value of the associated portfolio company investments.

The industry composition of the portfolio at fair value at June 30, 2011 and December 31, 2010 was as follows:

Industry	June 30, 2011	December 31, 2010
Personal and Other Services	14.4%	13.8%
Business Services	13.3	11.8
Healthcare	9.4	10.6
Consumer Products	7.2	7.6
Manufacturing	6.7	7.1
Financial Services	6.2	4.9
Distribution	6.1	6.3
Electronics	5.3	6.1
Building and Real Estate	4.8	5.2
Chemicals	4.8	4.4
Automotive	4.1	4.5
Beverage, Food and Tobacco	3.9	0.8
Retail	3.6	4.0
Printing, Publishing and Media	3.3	8.5
Containers and Packaging	3.0	3.2
Telecommunications	2.9	—
Entertainment and Leisure	0.6	0.8
Transportation	0.4	0.4

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2011 was United States 95.7% and Canada 4.3%, and at December 31, 2010 was United States 94.7% and Canada 5.3%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations

(issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their value recorded in the statements of assets and liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution and in short-term liquid investments in a money market fund.

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

At June 30, 2011, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2011	Unrealized Appreciation/ (Depreciation)
Canadian dollar	July 7, 2011	28,950,000 Sold	$29,962,431	$30,004,633	$(42,202)
Canadian dollar	July 7, 2011	26,317,000 Purchased	(26,661,655)	(27,275,714)	614,059
Canadian dollar	October 7, 2011	27,407,000 Sold	27,707,376	28,341,373	(633,997)

			$31,008,152	$31,070,292	$(62,140)

At December 31, 2010, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2010	Unrealized Depreciation
Canadian dollar	January 19, 2011	29,400,000 Sold	$29,166,667	$29,535,112	$(368,445)

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2011 and December 31, 2010 represents 0.6% and 0.8%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future.

7. Debt

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on April 20, 2010, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $375,000,000 outstanding, at any one time, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid using the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At June 30, 2011, the effective LIBOR spread under the Credit Facility was 3.00%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At June 30, 2011, the Company had $100,000,000 drawn on the Credit Facility versus $170,000,000 at December 31, 2010. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $275,000,000 at June 30, 2011.

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

The Company’s average outstanding debt balance during the three and six months ended June 30, 2011 was $275,560,440 and $267,679,558, respectively. The maximum amounts borrowed during the three and six months ended June 30, 2011 were $278,000,000 and $356,500,000, respectively, and during the three and six months ended June 30, 2010 were $275,700,000 and $314,000,000. The weighted average annual interest cost for the three and six months ended June 30, 2011 was 5.37% and 5.27%, respectively, and for the three and six months ended June 30, 2010 was 2.51% and 1.98%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the three and six months ended June 30, 2011 were $344,430 and $665,972, respectively, and for the three and six months ended June 30, 2010 were $300,788 and $426,540.

At June 30, 2011, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

8. Capital stock

As a closed-end investment company regulated as a BDC under the 1940 Act, the Company is prohibited from selling shares of its common stock at a price below the current net asset value of the stock, or NAV, unless the Company’s stockholders approve such a sale and its Board of Directors makes certain determinations. On May 26, 2011, subject to certain Board of Director determinations, the Company’s stockholders approved the ability to sell or otherwise issue shares of the Company’s common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which the Company’s common stock would be issued and sold may not be less than a price that, in the determination of the Company’s Board of Directors, closely approximates the market value of such common stock. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on NAV.

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2011, the repurchase plan was further extended through the earlier of June 30, 2012 or until the approved number of shares has been repurchased. During the six months ended June 30, 2011, the Company purchased a total of 200,000 shares of its common stock on the open market for $2,003,040, including brokerage commissions. There were no such purchases during the three months ended June 30, 2011 and the three and six months ended June 30, 2010. Since inception of the repurchase plan through June 30, 2011, the Company has purchased 1,161,679 shares of its common stock on the open market for $7,428,940, including brokerage commissions. At June 30, 2011, the total number of remaining shares authorized for repurchase was 1,594,971. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2011. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s Credit Facility borrowings were $100,000,000 and $92,500,000 at June 30, 2011 and $170,000,000 and $169,150,000 at December 31, 2010, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $175,000,000 at June 30, 2011. The carrying and fair values of the Company’s total debt outstanding were therefore $275,000,000 and $267,500,000 at June 30, 2011 and $170,000,000 and $169,150,000 at December 31, 2010, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at June 30, 2011 and December 31, 2010 in determining such fair values:

		Fair Value Inputs at June 30, 2011
	Fair Value at June 30, 2011	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$112,640,527	$—	$—	$112,640,527
Unsecured debt	7,046,484	—	—	7,046,484
Subordinated debt	177,102,396	—	—	177,102,396
Senior secured loans	532,635,156	—	—	532,635,156
Preferred stock	6,060,073	—	—	6,060,073
Common stock	78,192,892	—	—	78,192,892
Limited partnership/limited liability company interests	29,523,080	—	—	29,523,080
Equity warrants/options	4,454,931	—	—	4,454,931

Total investments	947,655,539	—	—	947,655,539
Forward foreign currency contracts	(62,140)	—	(62,140)	—
Cash and cash equivalents	46,355,652	46,355,652	—	—

Total	$993,949,051	$46,355,652	$(62,140)	$947,655,539

		Fair Value Inputs at December 31, 2010
	Fair Value at December 31, 2010	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$88,265,252	$—	$—	$88,265,252
Unsecured debt	6,898,385	—	—	6,898,385
Subordinated debt	221,369,811	—	—	221,369,811
Senior secured loans	444,823,276	—	—	444,823,276
Preferred stock	6,595,040	—	—	6,595,040
Common stock	83,162,072	—	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	—	23,387,927
Equity warrants/options	5,583,903	—	—	5,583,903

Total investments	880,085,666	—	—	880,085,666
Forward foreign currency contracts	(368,445)	—	(368,445)	—
Cash and cash equivalents	2,160,871	2,160,871	—	—

Total	$881,878,092	$2,160,871	$(368,445)	$880,085,666

In determining the fair values of the Company’s forward foreign currency contracts at June 30, 2011 and at December 31, 2010, the Company used unadjusted indicative price quotations for similar assets (Level 2). The following tables summarize the valuation techniques used at June 30, 2011 and December 31, 2010 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used:

		Valuation Techniques at June 30, 2011
	Fair Value at June 30, 2011	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$112,640,527	$—	$112,640,527
Unsecured debt	7,046,484	—	7,046,484
Subordinated debt	177,102,396	—	177,102,396
Senior secured loans	532,635,156	7,571,861	525,063,295
Preferred stock	6,060,073	—	6,060,073
Common stock	78,192,892	—	78,192,892
Limited partnership/limited liability company interests	29,523,080	—	29,523,080
Equity warrants/options	4,454,931	8,000	4,446,931

Total investments	$947,655,539	$7,579,861	$940,075,678

		Valuation Techniques at December 31, 2010
	Fair Value at December 31, 2010	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$88,265,252	$—	$88,265,252
Unsecured debt	6,898,385	—	6,898,385
Subordinated debt	221,369,811	—	221,369,811
Senior secured loans	444,823,276	2,529,976	442,293,300
Preferred stock	6,595,040	—	6,595,040
Common stock	83,162,072	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	23,387,927
Equity warrants/options	5,583,903	5,000	5,578,903

Total investments	$880,085,666	$2,534,976	$877,550,690

The following is a reconciliation for the three months ended June 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Redemptions	Net Transfers in and/ or out of Level 3	Fair Value at June 30, 2011
Senior secured notes	$88,086,029	$65,263	$(237,750)	$2,539,173	$29,250,062	$(7,062,250)	$—	$112,640,527
Unsecured debt	7,094,335	421,335	—	(541,268)	72,082	—	—	7,046,484
Subordinated debt	223,331,853	1,347,696	—	2,116,942	305,906	(50,000,001)	—	177,102,396
Senior secured loans	485,170,322	1,150,780	333,566	8,510,936	51,886,929	(14,417,377)	—	532,635,156
Preferred stock	6,163,040	—	—	(102,967)	—	—	—	6,060,073
Common stock	81,099,724	—	—	(2,946,323)	60,290	(20,799)	—	78,192,892
Limited partnership /limited liability company interests	25,611,896	—	—	3,911,184	—	—	—	29,523,080
Equity warrants/options	4,630,626	—	—	(175,695)	—	—	—	4,454,931

Total investments	$921,187,825	$2,985,074	$95,816	$13,311,982	$81,575,269	$(71,500,427)	$—	$947,655,539

The following is a reconciliation for the six months ended June 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2011
Senior secured notes	$88,265,252	$88,140	$(237,750)	$2,337,073	$29,250,062	$(7,062,250)	$—	$112,640,527
Unsecured debt	6,898,385	743,247	—	(748,523)	153,375	—	—	7,046,484
Subordinated debt	221,369,811	1,716,198	(2,784,672)	7,542,652	488,064	(51,229,657)	—	177,102,396
Senior secured loans	444,823,276	2,107,721	(35,952,434)	47,587,608	92,788,756	(18,713,771)	—	532,635,156
Preferred stock	6,595,040	—	(899,995)	365,033	—	(5)	—	6,060,073
Common stock	83,162,072	—	(2,385,754)	(2,102,321)	(460,246)	(20,859)	—	78,192,892
Limited partnership /limited liability company interest	23,387,927	—	—	6,135,153	—	—	—	29,523,080
Equity warrants/options	5,583,903	—	—	(1,515,269)	386,298	(1)	—	4,454,931

Total investments	$880,085,666	$4,649,306	$(42,260,605)	$59,601,406	$122,606,309	$(77,026,543)	$—	$947,655,539

The following are reconciliations for the three months ended June 30, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2010
Senior secured notes	$48,265,219	$20,492	$—	$(1,472,710)	$40,131,430	$—	$86,944,431
Unsecured debt	74,641,210	78,451	—	(7,597,259)	(58,861,727)	—	8,260,675
Subordinated debt	135,569,589	960,846	—	(102,768)	(13,961,703)	—	122,465,964
Senior secured loans	488,497,173	2,128,953	(21,452,437)	18,248,245	(45,954,953)	—	441,466,981
Preferred stock	6,123,040	—	—	(1,309,000)	500,000	—	5,314,040
Common stock	24,489,162	—	1,061,929	12,471,205	24,649,970	—	62,672,266
Limited partnership/ limited liability company interests	21,938,853	—	—	(37,459)	—	—	21,901,394
Equity warrants/ options	3,804,892	—	—	760,314	—	—	4,565,206

Total investments	$803,329,138	$3,188,742	$(20,390,508)	$20,960,568	$(53,496,983)	$—	$753,590,957

The following are reconciliations for the six months ended June 30, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2009	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2010
Senior secured notes	$48,407,746	$34,586	$—	$(1,629,331)	$40,131,430	$—	$86,944,431
Unsecured debt	126,312,042	567,988	—	(11,388,961)	(107,230,394)	—	8,260,675
Subordinated debt	131,337,094	1,642,656	358	4,026,620	(14,540,764)	—	122,465,964
Senior secured loans	501,811,506	2,626,008	(49,940,860)	61,738,099	(74,767,772)	—	441,466,981
Preferred stock	5,896,040	—	—	(1,682,000)	1,100,000	—	5,314,040
Common stock	18,870,342	—	1,061,929	7,303,912	35,436,083	—	62,672,266
Limited partnership/ limited liability company interests	13,082,528	—	(14,426,995)	14,712,067	8,533,794	—	21,901,394
Equity warrants/ options	1,024,747	—	—	1,925,199	1,615,260	—	4,565,206

Total investments	$846,742,045	$4,871,238	$(63,305,568)	$75,005,605	$(109,722,363)	$—	$753,590,957

There were no transfers between Levels during the three and six months ended June 30, 2011 and 2010. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at June 30, 2011.

	Net Change in Unrealized Appreciation or Depreciation for the Six Months Ended June 30, 2011 on Investments Held at June 30, 2011	Net Unrealized Appreciation or Depreciation on Investments Held at June 30, 2011
Senior secured notes	$1,775,972	$(4,561,836)
Unsecured debt	(748,523)	(43,636,877)
Subordinated debt	4,860,415	(1,170,554)
Senior secured loans	10,939,109	(2,286,000)
Preferred stock	(534,967)	(8,230,309)
Common stock	(4,382,131)	12,361,700
Limited partnership/limited liability company interests	6,135,152	(104,897)
Equity warrants/options	(1,515,268)	1,638,340

Total investments	$16,529,759	$(45,990,433)

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that were still held by the Company at June 30, 2010.

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2011 and 2010.

	Six months ended June 30, 2011	Six months ended June 30, 2010
Per Share Data:
Net asset value, beginning of period	$9.62	$9.55

Net investment income	0.56	0.71
Net realized and unrealized gain	0.22	0.22

Total from investment operations	0.78	0.93
Dividend distributions to stockholders from net investment income	(0.58)	(0.64)
Issuance of stock at prices above net asset value	0.01	(0.01)

Net increase in net assets	0.21	0.28

Net asset value, end of period	$9.83	$9.83

Market price, end of period	$8.97	$9.87

Total return(1)(2)	(14.27)%	24.32%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	3.62%	4.20%
Ratio of interest and other debt related expenses to average net assets(3)	2.54%	1.28%

Ratio of total expenses to average net assets(3)	6.16%	5.48%
Ratio of net investment income to average net assets(3)	11.57%	14.54%
Net assets, end of period	$717,616,648	$642,415,796
Average debt outstanding	$267,679,558	$240,760,221
Weighted average shares outstanding	72,897,293	57,045,983
Average debt per share(4)	$3.67	$4.22
Portfolio turnover(2)	8%	33%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On August 3, 2011, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on October 3, 2011 to stockholders of record at the close of business on September 19, 2011.

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

At June 30, 2011:

Investment Portfolio: $994.0 million

Net Assets: $717.6 million

Indebtedness (borrowings under Credit Facility and Senior Secured Notes): $275.0 million

Net Asset Value per share: $9.83

Portfolio Activity for the Three Months Ended June 30, 2011:

Cost of investments during period: $81.6 million

Sales, repayments and other exits during period: $71.4 million

Number of portfolio companies at end of period: 55

Operating Results for the Three Months Ended June 30, 2011:

Net investment income before Incentive Fees per share: $0.35

Net investment income per share: $0.35

Dividends declared per share: $0.26

Earnings per share: $0.53

Net investment income before Incentive Fees: $25.7 million

Net investment income: $25.7 million

Net realized and unrealized gains: $13.2 million

Net increase in net assets from operations: $38.9 million

Portfolio and investment activity

During the three months ended June 30, 2011, we invested approximately $81.6 million across four new and several existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($22.8 million, or 28% of the total invested) or second liens ($29.1 million, or 35%), senior secured notes ($29.3 million, or 36%) and unsecured or subordinated debt securities and equity securities ($0.4 million, or 1%). Additionally, we received proceeds from sales/repayments and other exits of approximately $71.4 million during the three months ended June 30, 2011.

At June 30, 2011, our net portfolio of $994 million (at fair value) consisted of 55 portfolio companies and was invested 54% in senior secured loans, 18% in unsecured or subordinated debt securities, 12% in equity investments, 11% in senior secured notes and 5% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $18.1 million at June 30, 2011. Our largest portfolio company investment by value was approximately $49.4 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at June 30, 2011. At December 31, 2010, our net portfolio of $882 million (at fair value) consisted of 50 portfolio companies and was invested 50% in senior secured loans, 26% in unsecured or subordinated debt securities, 14% in equity investments, 10% in senior secured notes and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.7 million at December 31, 2010. Our largest portfolio company investment by value was approximately $53.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2010.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.2% at June 30, 2011 and 12.4% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.2% and 13.9%, respectively, at June 30, 2011, versus 11.3% and 14.3% at December 31, 2010. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.5% at June 30, 2011 and 10.9% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.1% and 11.9%, respectively, at June 30, 2011, versus 10.1% and 12.1% at December 31, 2010. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount based in the expected cash flows of the respective portfolio investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At June 30, 2011, 52% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 48% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 34% at June 30, 2011. At December 31, 2010, 45% of our debt investments bore interest based on floating rates and 55% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 25% at December 31, 2010.

The Advisor employs a grading system for our portfolio. The Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Generally, the Advisor assigns only one loan grade to each portfolio company for all loan investments in that portfolio company; however, the Advisor will assign multiple ratings when appropriate for different investments in one portfolio company. The following is a description of the conditions associated with each investment rating:

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.24 at June 30, 2011 versus 1.32 at December 31, 2010. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Grade 1	$750,247,933	$640,463,981
Grade 2	175,198,109	211,899,165
Grade 3	9,197,014	9,631,767
Grade 4	12,799,707	18,090,753
Not rated	212,776	—

Total investments	$947,655,539	$880,085,666

Results of operations

Results comparisons for the three months ended June 30, 2011 and 2010.

Investment income

Investment income totaled $37,106,568 and $28,210,955, respectively, for the three months ended June 30, 2011 and 2010, of which $13,920,583 and $15,576,232 were attributable to interest and fees on senior secured loans, $21,676,121 and $11,738,087 to interest earned on other debt securities, $1,467,744 and $856,021 to dividends from equity securities, $4,620 and $3,115 to interest earned on cash equivalents and $37,500 and $37,500 to other income, respectively. The increase in investment income for the three months ended June 30, 2011 is primarily attributable to interest and one-time fees collected from the early repayment of one of our largest portfolio company investments.

Expenses

Expenses for the three months ended June 30, 2011 and 2010 were $11,367,334 and $7,790,318, respectively, which consisted of $4,958,231 and $4,151,014 in base management fees, $4,052,052 and $1,699,510 in interest expense and fees related to the Credit Facility, $627,779 and $587,884 in amortization of debt issuance costs, $435,530 and $385,297 in Advisor expenses, $303,457 and $192,965 in professional fees, $255,819 and 220,987 in administrative services, $121,695 and $182,203 in insurance expenses, $104,000 and $91,832 in director fees and $508,771 and $278,626 in other expenses, respectively. The increase in base management fees reflects the growth and appreciation in value of our portfolio. The increase in interest expense and fees related to the Credit Facility primarily reflect the issuance of our Senior Secured Notes in January 2011.

Net investment income

Net investment income was $25,739,234 and $20,420,637 for the three months ended June 30, 2011 and 2010, respectively. The increase is primarily a result of interest and one-time fees related to an early payoff during the quarter, partially offset by an increase in interest and Credit Facility related expenses.

Net realized gain or loss

Net realized loss of $(707,774) for the three months ended June 30, 2011 was the result of $(29,587) in net losses realized from the disposition of our investments and $(678,187) in net loss realized on foreign currency transactions. Foreign currency losses mainly represent net losses on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the three months ended June 30, 2010, net realized loss was $(21,650,868), which was comprised of $(20,390,508) in net losses realized from the disposition or restructuring of our investments and $(1,260,360) in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2011 and 2010, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $13,886,916 and $23,565,063, respectively. The decrease in net unrealized depreciation for the three months ended June 30, 2011 was comprised of a decrease in net unrealized depreciation on investments of $13,311,982 and a net unrealized foreign currency translation gain of $574,934. The valuations of our investments were favorably impacted by improved performance in certain portfolio companies, as well as increased multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the three months ended June 30, 2010 was comprised of a decrease in net unrealized depreciation on investments of $20,960,568 and a net unrealized foreign currency translation gain $2,604,495.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended June 30, 2011 and 2010 was an increase of $38,918,376 and $22,334,832, respectively. As compared to prior period, the net increase in net assets from operations primarily reflects the increase in net investment income and the decrease in net unrealized depreciation on investments, net of realized gains and losses, for the three months ended June 30, 2011.

Results of operations

Results comparisons for the six months ended June 30, 2011 and 2010.

Investment income

Investment income totaled $62,266,697 and $56,010,054, respectively, for the six months ended June 30, 2011 and 2010, of which $26,441,898 and $30,570,467 were attributable to interest and fees on senior secured loans, $33,372,514 and $23,736,914 to interest earned on other debt securities, $2,391,387 and $1,661,829 to dividends from equity securities, $23,398 and $3,344 to interest earned on cash equivalents and $37,500 and $37,500 to other income, respectively. The increase in investment income for the six months ended June 30, 2011 is primarily attributable to interest and one-time fees collected from the early repayment of one of our largest portfolio company investments.

Expenses

Expenses for the six months ended June 30, 2011 and 2010 were $21,650,828 and $15,324,152, respectively, which consisted of $9,423,470 and $8,473,485 in base management fees, zero and $493,951 in incentive management fees, $7,694,271 and $2,821,764 in interest expense and fees related to the Credit Facility, $1,236,506 and $756,176 in amortization of debt issuance costs, $861,015 and $783,961 in Advisor expenses, $662,513 and $396,231 in professional fees, $546,621 and $478,710 in administrative services, $242,420 and $334,611 in insurance expenses, $212,269 and $187,669 in director fees and $771,743 and $597,594 in other expenses, respectively. The increase in base management fees reflects the growth and appreciation in value of our portfolio. The increase in interest expense and fees related to the Credit Facility and amortization of debt issuance costs primarily reflect the issuance of our Senior Secured Notes in January 2011.

Net investment income

Net investment income was $40,615,869 and $40,685,902 for the six months ended June 30, 2011 and 2010, respectively. Expenses increased slightly more than the increase in our investments income, primarily due to the issuance of our Senior Secured Notes.

Net realized gain or loss

Net realized loss of $(43,575,466) for the six months ended June 30, 2011 was the result of $(42,397,203) in net losses realized from the disposition of our investments and $(1,178,263) in net loss realized on foreign currency transactions. Net realized loss on investments for the six months ended June 30, 2011 resulted primarily from the restructuring or disposition of our investments in Facet Technologies, LLC and Mattress Giant Corporation. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency gains and losses are attributable to forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the six months ended June 30, 2010, net realized loss was $(64,014,191), which was comprised of $(63,305,568) in net losses realized from the disposition or restructuring of our investments and $(708,623) in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2011 and 2010, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $59,892,865 and $76,146,172, respectively. The decrease in net unrealized depreciation for the six months ended June 30, 2011 was comprised of a decrease in net unrealized depreciation on investments of $59,601,406 and a net unrealized foreign currency translation gain of $291,459. The valuations of our investments were favorably impacted by improved performance in certain portfolio, as well as increased multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the six months ended June 30, 2010 was comprised of a decrease in net unrealized depreciation on investments of $75,005,605 and a net unrealized foreign currency translation gain of $1,140,567.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the six months ended June 30, 2011 and 2010 was an increase of $56,933,268 and $52,817,883, respectively. As compared to the prior period, the net increase in net assets from operations primarily reflects the increase in net investment income offset by an increase in expenses as well as a decrease in net unrealized depreciation, net of realized gains and losses, for the six months ended June 30, 2011.

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

Computations for all periods are derived from our financial statements as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
GAAP Basis:
Net Investment Income	$25,739,234	$20,420,637	$40,615,869	$40,685,902
Net Increase in Net Assets from Operations	38,918,376	22,334,832	56,933,268	52,817,883
Net Asset Value at end of period	717,616,648	642,415,796	717,616,648	642,415,796
Less: Incremental Incentive Fee expense using existing formula as applied to current period operating results	(4,842,258)	(4,130,722)	(5,114,125)	(7,631,808)
As Adjusted:
Net Investment Income	$20,896,976	$16,289,915	$35,501,744	$33,054,094
Net Increase in Net Assets from Operations	34,076,118	18,204,110	51,819,143	45,186,075
Net Asset Value at end of period	712,502,523	634,783,988	712,502,523	634,783,988

Per Share Amounts, GAAP Basis:
Net Investment Income	$0.35	$0.36	$0.56	$0.71
Net Increase in Net Assets from Operations	0.53	0.39	0.78	0.93
Net Asset Value at end of period	9.83	9.83	9.83	9.83

Per Share Amounts, As Adjusted:
Net Investment Income	$0.29	$0.28	$0.49	$0.58
Net Increase in Net Assets from Operations	0.47	0.32	0.71	0.79
Net Asset Value at end of period	9.76	9.71	9.76	9.71

Financial condition, liquidity and capital resources

During the six months ended June 30, 2011, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales and unsettled purchases of selected portfolio company investments or repayments of principal.

Net cash used in operating activities during the six months ended June 30, 2011 was $17,065,158. Our primary use of cash in operating activities during the period was purchases of investments in portfolio companies (net of sales and repayments) of $45,705,167.

Net cash provided by financing activities during the six months ended June 30, 2011 was $61,273,949. Our primary source of cash for financing activities was $175,000,000 in proceeds from the issuance of our Senior Secured Notes in January. Our primary uses of cash for financing activities were $42,032,431 of dividend distributions and $70,000,000 of net repayments under our Credit Facility.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At June 30, 2011, the effective LIBOR spread under the

Credit Facility was 3.00%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At June 30, 2011, we had $100,000,000 drawn and outstanding under the Credit Facility, with $275,000,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes. The Senior Secured Notes contain customary affirmative and negative covenants substantially similar to those in our Credit Facility. At June 30, 2011, we were in compliance with all financial and operational covenants required by the Credit Facility and Senior Secured Notes.

At June 30, 2011, we had $46,355,652 in cash and cash equivalents.

The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, repayment of indebtedness and other general corporate purposes.

Our shelf registration permits us to offer, from time to time, up to approximately $830 million of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights. As a closed-end investment company regulated as a BDC under the 1940 Act, we are prohibited from selling shares of our common stock at a price below the current net asset value of the stock, or NAV, unless our stockholders approve such a sale and our Board of Directors makes certain determinations. On May 26, 2011, subject to certain Board of Director determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval. In any such case, the price at which our common stock would be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such common stock. Any sale of the Company’s common stock at a price below NAV would have a dilutive effect on our NAV.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2011 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$100.0	$—	$100.0	$—	$—
Senior Secured Notes	175.0	—	—	158.0	17.0
Interest and Credit Facility Fees Payable	5.6	5.6	—	—	—

(1)	At June 30, 2011, $275.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2011. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder.

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

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the six months ended June 30, 2011 and 2010, dividends reinvested pursuant to our dividend reinvestment plan totaled $4,543,659 and $2,413,003, respectively.

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

Income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies is treated as taxable income when received and accordingly, distributed to stockholders. For the three and six months ended June 30, 2011, there were no such fees. For the three and six months ended June 30, 2010, these fees totaled $2,373,462 and $2,400,962. For financial reporting purposes, such fees are recorded as unearned income and accreted/amortized over the life of the respective investment. We anticipate earning additional upfront fees in the future and such fees may cause our taxable income to exceed our GAAP income, although the differences are expected to be temporary in nature.

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

Recent developments

On August 3, 2011, our Board of Directors declared a dividend of $0.26 per share, payable on October 3, 2011 to stockholders of record at the close of business on September 19, 2011.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2011, 52% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2011, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 34%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our June 30, 2011 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $6,100,000, or $0.08 per share, in the value of our net assets at June 30, 2011 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $6,400,000, or $0.09 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2011 and 2010, we did not engage in any interest rate hedging activity.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: August 4, 2011	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: August 4, 2011	By:	/s/ Frank D. Gordon
Frank D. Gordon
Chief Financial Officer