Form 10-Q
period 2011-09-30
BlackRock Kelso Capital CORP
filed 2011-11-03
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 2, 2011 was 73,274,412.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1.  Financial Statements

BlackRock Kelso Capital Corporation

Statements of Assets and Liabilities (Unaudited)

	September 30, 2011	December 31, 2010
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $891,642,736 and $822,763,237)	$821,008,762	$707,262,774
Non-controlled, affiliated investments (amortized cost of $63,965,899 and $80,424,668)	70,781,115	77,376,201
Controlled investments (amortized cost of $93,063,468 and $82,489,600)	100,472,026	95,446,691

Total investments at fair value (amortized cost of $1,048,672,103 and $985,677,505)	992,261,903	880,085,666
Cash and cash equivalents	30,223,195	1,344,159
Cash denominated in foreign currency (cost of $4,072 and $798,560)	3,817	816,712
Unrealized appreciation on forward foreign currency contracts	1,376,893	—
Receivable for investments sold	462,271	5,316,189
Interest receivable	16,004,557	10,763,333
Dividends receivable	12,721,070	9,849,927
Prepaid expenses and other assets	7,410,500	7,431,688

Total Assets	$1,060,464,206	$915,607,674

Liabilities:
Payable for investments purchased	$2,935,476	$2,726,437
Unrealized depreciation on forward foreign currency contracts	159,700	368,445
Debt	317,450,000	170,000,000
Interest payable	2,314,810	256,084
Dividend distributions payable	18,984,146	23,222,287
Base management fees payable	5,124,033	4,355,021
Incentive management fees payable	—	14,614,098
Accrued administrative services	254,001	80,164
Other accrued expenses and payables	1,458,101	1,505,214

Total Liabilities	348,680,267	217,127,750

Net Assets:
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 74,377,615 and 73,531,317 issued and 73,015,936 and 72,569,638 outstanding	74,378	73,531
Paid-in capital in excess of par	1,002,494,654	994,200,522
Distributions in excess of net investment income	(3,770,179)	(4,029,341)
Accumulated net realized loss	(222,843,450)	(180,403,836)
Net unrealized depreciation	(55,205,167)	(105,935,052)
Treasury stock at cost, 1,361,679 and 961,679 shares held	(8,966,297)	(5,425,900)

Total Net Assets	711,783,939	698,479,924

Total Liabilities and Net Assets	$1,060,464,206	$915,607,674

Net Asset Value Per Share	$9.75	$9.62

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Operations (Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$28,702,720	$21,756,798	$82,966,737	$72,077,951
Dividends	610,173	543,026	2,278,768	1,588,281
Other income	—	—	37,500	37,500
From non-controlled, affiliated investments:
Interest	1,222,841	1,637,598	4,055,375	4,722,438
Dividends	383,516	327,156	1,106,309	943,730
From controlled investments:
Interest	2,327,995	553,592	5,069,254	1,458,324

Total investment income	33,247,245	24,818,170	95,513,943	80,828,224

Expenses:
Base management fees	5,124,033	4,049,347	14,547,503	12,522,832
Incentive management fees	—	—	—	493,951
Interest and credit facility fees	4,208,359	1,748,712	11,902,630	4,570,476
Amortization of debt issuance costs	634,678	713,305	1,871,184	1,469,481
Professional fees	683,095	394,589	1,345,608	790,820
Investment advisor expenses	315,435	394,306	1,176,450	1,178,267
Administrative services	319,500	203,182	866,121	681,892
Insurance	108,186	123,409	350,606	458,020
Director fees	97,000	93,500	309,269	281,169
Other	792,346	286,568	1,564,091	884,162

Total expenses	12,282,632	8,006,918	33,933,462	23,331,070

Net Investment Income	20,964,613	16,811,252	61,580,481	57,497,154

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	258,039	400,317	(37,073,408)	(26,685,901)
Non-controlled, affiliated investments	176,800	—	(4,892,398)	(36,221,865)
Controlled investments	18,929	—	22,372	2,515
Foreign currency	682,083	875,621	(496,180)	166,998

Net realized gain (loss)	1,135,851	1,275,938	(42,439,614)	(62,738,253)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(4,598,697)	(9,861,152)	44,282,872	9,255,775
Non-controlled, affiliated investments	(190,180)	259,096	10,447,300	36,626,837
Controlled investments	(5,630,890)	9,594,214	(5,548,533)	29,115,151
Foreign currency translation	1,256,787	(1,763,644)	1,548,246	(623,077)

Net change in unrealized appreciation or depreciation	(9,162,980)	(1,771,486)	50,729,885	74,374,686

Net realized and unrealized gain (loss)	(8,027,129)	(495,548)	8,290,271	11,636,433

Net Increase in Net Assets Resulting from Operations	$12,937,484	$16,315,704	$69,870,752	$69,133,587

Net Investment Income Per Share	$0.29	$0.26	$0.84	$0.96

Earnings Per Share	$0.18	$0.25	$0.96	$1.15

Basic and Diluted Weighted-Average Shares Outstanding	73,101,398	65,509,414	72,966,076	59,898,128
Dividends Declared Per Share	$0.26	$0.32	$0.84	$0.96

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Changes in Net Assets (Unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Net Increase in Net Assets Resulting from Operations:
Net investment income	$61,580,481	$57,497,154
Net realized loss	(42,439,614)	(62,738,253)
Net change in unrealized appreciation or depreciation	50,729,885	74,374,686

Net increase in net assets resulting from operations	69,870,752	69,133,587

Dividend Distributions to Stockholders from:
Net investment income	(61,321,309)	(57,233,372)

Capital Share Transactions:
Proceeds from shares sold	2,000,000	88,406,250
Less offering costs	—	(4,514,243)
Reinvestment of dividends	6,294,969	3,722,710
Purchases of treasury stock	(3,540,397)	—

Net increase in net assets resulting from capital share transactions	4,754,572	87,614,717

Total Increase in Net Assets	13,304,015	99,514,932
Net assets at beginning of period	698,479,924	539,562,762

Net assets at end of period	$711,783,939	$639,077,694

Capital Share Activity:
Shares issued from subscriptions	200,000	8,625,000
Shares issued from reinvestment of dividends	646,298	410,782
Purchases of treasury stock	(400,000)	—

Net increase in shares outstanding	446,298	9,035,782

Undistributed (distributions in excess of) net investment income at end of period	$(3,770,179)	$19,727,731

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Operating Activities:
Net increase in net assets resulting from operations	$69,870,752	$69,133,587
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from dispositions of short-term investments—net	—	358,276
Purchases of investments	(260,528,598)	(321,716,307)
Purchases of foreign currency contracts—net	(526,385)	171,325
Proceeds from sales/repayments of investments	163,013,170	354,230,907
Net change in unrealized appreciation or depreciation on investments	(49,181,639)	(74,997,763)
Net change in unrealized appreciation or depreciation on foreign currency translation	(1,548,246)	623,077
Net realized loss on investments	41,943,434	62,905,251
Net realized loss (gain) on foreign currency	496,180	(166,998)
Amortization of premium/discount—net	(7,411,408)	(7,788,930)
Amortization of debt issuance costs	1,871,184	1,469,481
Decrease in receivable for investments sold	4,853,918	—
(Increase) decrease in interest receivable	(5,241,224)	6,425,100
Increase in dividends receivable	(2,871,143)	(2,481,418)
Increase in prepaid expenses and other assets	(159,416)	(14,949)
Increase in payable for investments purchased	209,039	45,032,517
Increase (decrease) in interest payable	2,058,726	(810,496)
Increase (decrease) in base management fees payable	769,012	(497,782)
Decrease in incentive management fees payable	(14,614,098)	(16,818,602)
Increase in accrued administrative services	173,837	2,902
Decrease in other accrued expenses and payables	(47,113)	(1,301,912)

Net cash (used in) provided by operating activities	(56,870,018)	113,757,266

Financing Activities:
Net proceeds from issuance of common stock	2,000,000	83,892,007
Dividend distributions paid	(59,264,457)	(50,619,212)
Proceeds from debt	278,250,000	229,600,000
Repayments of debt	(130,800,000)	(320,100,000)
Deferred debt issuance costs	(1,690,580)	(7,801,398)
Purchases of treasury stock	(3,540,397)	—

Net cash provided by (used in) financing activities	84,954,566	(65,028,603)

Effect of exchange rate changes on cash and cash equivalents	(18,407)	14,671

Net increase in cash	28,066,141	48,743,334
Cash and cash equivalents, beginning of period	2,160,871	5,807,901

Cash and cash equivalents, end of period	$30,227,012	$54,551,235

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$8,800,205	$4,490,212
Taxes	$914,847	$1,110,381
Dividend distributions reinvested	$6,294,969	$3,722,710

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)

September 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—16.1%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14	Glass Yarns/ Fibers	$16,200,000	$15,940,484	$15,147,000
American Residential Services L.L.C. et al., Second Lien, 12.00%, 4/15/15, acquired 4/9/10(c)	HVAC/ Plumbing Services	40,000,000	39,857,915	40,400,000
Sizzling Platter LLC et al., First Lien, 12.25%, 4/15/16, acquired 4/14/11(c)	Restaurants	30,000,000	29,024,593	30,000,000
TriMark USA, Inc., Second Lien, 11.50% (LIBOR + 1.75% cash, 2.00% PIK), 11/30/13	Food Service Equipment	32,457,590	32,457,590	29,082,001

Total Senior Secured Notes			117,280,582	114,629,001

Unsecured Debt—0.8%
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	54,264,611	46,419,028	651,175
Maple Hill Acquisition LLC, 13.50%, 10/1/15	Rigid Packaging	5,000,000	4,874,914	5,000,000

Total Unsecured Debt			51,293,942	5,651,175

Subordinated Debt—23.2%
A & A Manufacturing Co., Inc., 14.00%, 5/16/16	Protective Enclosures	27,403,430	27,132,430	27,403,430
Conney Safety Products, LLC, 16.00%, 10/1/14(d)	Safety Products	25,582,734	24,779,610	25,582,734
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(c)	Information Services	19,950,000	18,827,840	19,112,100
MedQuist Inc. et al., 13.00%, 10/15/16	Medical Transcription	43,000,000	41,917,059	43,860,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,261,099	15,366,867
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,944,718	5,000,000
Sarnova HC, LLC et al., 14.00% (12.00% cash, 2.00% PIK), 4/6/16	Healthcare Products	25,762,284	25,207,769	25,762,284
Wastequip, Inc., 14.50% (10.00% cash, 4.50% PIK), 2/5/15	Waste Management Equipment	8,864,536	8,375,955	3,315,336

Total Subordinated Debt			166,446,480	165,402,751

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—83.2%(e)
Advantage Sales & Marketing Inc., Second Lien, 9.25% (LIBOR + 7.75%), 6/17/18	Marketing Services	$10,000,000	$9,865,478	$9,830,000
Airvana Network Solutions Inc., First Lien, 10.00% (LIBOR + 8.00%), 3/25/15	Software	20,561,905	20,202,673	20,561,905
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	4,793,143	3,772,308	1,083,250
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(f)	Utility Vehicles	8,000,000	8,000,000	6,320,000
AmQuip Crane Rental LLC, Second Lien, 6.02% (LIBOR + 5.75%), 6/29/14	Construction Equipment	24,017,329	22,921,002	20,726,955
Arclin US Holdings Inc., Second Lien, 7.75% (LIBOR + 6.00%), 1/15/15(d)(g)	Chemicals	3,532,302	2,944,878	3,451,059
Ascend Learning, LLC, Second Lien, 11.50% (LIBOR + 10.00%), 12/6/17	Education	20,000,000	19,466,614	20,000,000
Ashton Woods USA L.L.C., Second Lien, 11.75%, 7/6/15	Homebuilding	37,500,000	37,217,826	37,500,000
Attachmate Corporation et al., Second Lien, 9.50% (LIBOR + 8.00%), 10/27/17	Software	5,000,000	4,930,903	4,906,250
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien, 7.50% (LIBOR + 6.00%), 8/20/14(f)	Financial Services	2,000,000	1,545,437	1,944,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien, 7.50% (LIBOR + 5.00% cash, 1.00% PIK), 8/20/14(f)	Financial Services	18,689,230	10,011,516	15,268,251
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien, 8.25% (LIBOR + 1.00% cash, 7.00% PIK), 8/20/15(f)	Financial Services	29,880,420	21,175,135	21,244,978
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 16.00%, 6/29/12(g)	Discount Stores	10,520,640(h)	10,309,000	10,096,099
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 16.00%, 7/1/12(g)	Discount Stores	14,461,360(h)	13,593,798	13,877,799
Berlin Packaging L.L.C., Second Lien, 6.78% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000	23,650,370	23,064,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Event Rentals, Inc., Acquisition Loan, First Lien, 7.75% (LIBOR + 4.25% cash, 2.00% PIK), 12/19/13	Party Rentals	$3,011,194	$3,011,194	$2,439,068
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(f)(i)	Personal Fitness	6,647,179	6,647,179	6,424,075
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,194,307	3,193,529	2,989,871
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,340,288	2,340,186	2,113,280
Henniges Automotive Holdings, Inc., First Lien, 12.00% (LIBOR + 10.00%), 11/30/16	Automotive	38,333,333	37,343,347	38,333,333
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	4,699,813	4,552,898	4,699,813
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000	32,331,805	33,000,000
InterMedia Outdoors, Inc., Second Lien, 7.12% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,670,000
MCCI Group Holdings, LLC, Second Lien, 10.75% (LIBOR + 9.00%), 1/29/18	Healthcare Services	40,000,000	40,000,000	40,000,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,864,234	14,685,000
Penton Media, Inc. et al., First Lien, 5.00% (LIBOR + 3.00% cash, 1.00% PIK), 8/1/14(d)	Information Services	11,426,881	8,869,902	8,869,902
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	16,711,000
Potters Holdings II, L.P., Term Loan B, Second Lien, 10.25%, (LIBOR + 8.50%), 11/6/17	Engineered Glass Beads	15,000,000	14,788,481	14,850,000
Pre-Paid Legal Services, Inc., Term Loan B, First Lien, 11.00% (LIBOR + 9.50%), 12/31/16	Legal Services	15,000,000	14,570,811	15,000,000
Progress Financial Corporation, Second Lien, 12.00%, 7/26/16	Financial Services	25,000,000	24,515,805	24,515,805
SOURCEHOV LLC, Second Lien, 10.50% (LIBOR + 9.25%), 4/29/18	Process Outsourcing	20,000,000	18,001,726	17,860,000
Sur La Table, Inc., Second Lien, 12.00%, 7/28/17	Consumer Products	50,000,000	50,000,000	50,000,000
Total Safety U.S., Inc., Second Lien, 6.77% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
United Subcontractors, Inc., First Lien, 4.37% PIK (LIBOR + 4.00%), 6/30/15(d)	Building and Construction	$1,862,364	$1,807,407	$1,538,313
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.50% (LIBOR + 8.50%), 9/16/16	Concession Services	44,550,000	43,071,527	44,550,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	19,880,705	18,700,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.24% (LIBOR + 4.00%), 10/31/11	Restaurants	6,850,000	6,850,000	2,760,550
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.24% (LIBOR + 7.00%), 10/31/11(i)	Restaurants	8,334,656	8,334,656	4,482,926

Total Senior Secured Loans			600,582,330	592,067,482

Preferred Stock—1.1%
Alpha Media Group Holdings Inc., Series A-2(j)	Publishing	5,000	—	—
Fitness Together Holdings, Inc., Series A(f)(j)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(f)(j)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(f)(j)	Personal Fitness	15,881,325	9,100,000	2,595,644
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(d)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			14,290,382	7,712,684

Common Stock—10.1%(j)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
Arclin Cayman Holdings Ltd.(d)(g)	Chemicals	450,532	9,722,203	6,920,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services	325,415	9,600,072	1,416,697
BKC ARS Blocker, Inc. (American Residential)(k)	HVAC/Plumbing Services	1,000	—	637,000
BKC ASW Blocker, Inc. (American SportWorks)(f)(l)	Utility Vehicles	1,000	7,428,827	—
BKC CSP Blocker, Inc. (Conney Safety)(d)(m)	Safety Products	100	952,259	1,101,652

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
BKC DVSH Blocker, Inc. (DynaVox Systems)(n)	Augmentative Communication Products	100	$758,069	$888,502
BKC MTCH Blocker, Inc. (Marquette Transportation)(o)	Transportation	1,000	5,000,000	3,913,111
ECI Holdco, Inc., Class A-1 (Electrical Components)(f)	Electronics	18,848,836	18,848,836	45,255,301
Fitness Together Holdings, Inc.(f)	Personal Fitness	173,547	118,500	—
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication	500,000	5,000,000	5,000,000
MGHC Holding Corporation (Mattress Giant)(d)	Bedding—Retail	109,336	1,093,360	88,900
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction	97,519	7,309,066	6,327,747

Total Common Stock			65,831,192	71,548,910

Limited Partnership/Limited Liability Company Interests—4.2%
Big Dumpster Coinvestment, LLC(j)	Waste Management Equipment	—	5,333,333	—
Marsico Holdings, LLC, acquired 11/12/10(c)(j)	Financial Services	91,445	1,848,077	292,624
Penton Business Media Holdings LLC(d)(j)	Information Services	—	9,050,000	17,154,827
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	280,739	281,020
PG Holdco, LLC (Press Ganey), Class A(j)	Healthcare Services	16,667	166,667	224,996
Sentry Security Systems Holdings, LLC(j)	Security Services	147,271	147,271	3,015
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(j)	Printing/Publishing	352,941	4,199,161	4,508,313
WBS Group Holdings, LLC, Class B-1, 16.00% PIK	Software	8,000	8,000,000	7,144,690

Total Limited Partnership/Limited Liability Company Interests			29,627,977	30,212,214

Equity Warrants/Options—0.7%(j)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(d)(g)	Chemicals	230,159	403,815	1,110,897
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(d)(g)	Chemicals	230,159	323,052	1,293,405
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(d)(g)	Chemicals	230,159	484,578	913,612
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(d)(g)	Chemicals	230,159	403,815	1,113,459

The accompanying notes are an integral part of these financial statements.

BlackRock Kelso Capital Corporation

Schedules of Investments (Unaudited)—(Continued)

September 30, 2011

Portfolio Company	Industry	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Bankruptcy Management Solutions, Inc., expire 10/1/17(f)	Financial Services	23,046	$365,584	$3,080
Facet Investment, Inc., expire 1/18/21	Medical Devices	1,978	250,000	96,606
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(c)	Financial Services	455	444,450	—
MGHC Holding Corporation, expire 1/31/12(d)	Bedding—Retail	75,928	136,297	—
Progress Financial Corporation, expire 7/26/18	Financial Services	429,596	502,627	502,627
Twin River Worldwide Holdings, Inc., Contingent Value Rights, expire 11/5/17	Gaming	1,000	5,000	4,000

Total Equity Warrants/Options			3,319,218	5,037,686

TOTAL INVESTMENTS—139.4%			$1,048,672,103	992,261,903

OTHER ASSETS & LIABILITIES (NET)—(39.4)%				(280,477,964)

NET ASSETS—100.0%				$711,783,939

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(c)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 12.6% of the Company’s net assets at September 30, 2011.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2011		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$8,370,000	$—	$(8,507,789)	$137,789	$—	†	$—	$—	$—
Warrants	5,453,023	—	(4,419,495)	(1,033,528)	—	†	—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	3,459,541	44,416	(3,547,259)	43,302	—	†	1,288	113,406	—
BKC CSP Blocker, Inc.
Common Stock	1,062,247	63,359	—	(23,954)	1,101,652		—	—	—
Conney Safety Products, LLC
Subordinated Debt	29,665,252	225,971	(4,829,858)	521,369	25,582,734		170,143	3,693,677	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	1,106,309
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	1,229,657	102,434	(4,014,328)	2,682,237	—	††	(2,784,672)	94,327	—
MGHC Holding Corporation:
Common Stock	—	—	(2,285,815)	2,285,815	—	††	(2,285,815)	—	—
Common Stock	—	1,093,360	—	(1,004,460)	88,900		—	—	—
Warrants	—	136,297	—	(136,297)	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	9,050,000	—	—	8,104,827	17,154,827		—	110,624	—
Penton Media, Inc. et al.
Senior Secured Loan	—	8,869,902	—	—	8,869,902		6,658	—	—
United Subcontractors, Inc.
Senior Secured Loan	1,589,952	26,419	—	(78,058)	1,538,313		—	43,341	—
USI Senior Holdings, Inc.
Common Stock	7,379,489	—	—	(1,051,742)	6,327,747		—	—	—

Totals	$77,376,201	$10,562,158	$(27,604,544)	$10,447,300	$70,781,115		$(4,892,398)	$4,055,375	$1,106,309

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the nine months ended September 30, 2011.
†	Investment moved out of the non-controlled, affiliated category into the non-controlled, non-affiliated category during the period.
††	Investment no longer held at September 30, 2011.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2011 represents 9.9% of the Company’s net assets.

(e)	Approximately 66% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 51% of such senior secured loans have floors of 1.00% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2011 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2011		Net Realized Gain (Loss)***		Interest/Other Income***
Al Solutions, Inc.
Senior Secured Loan	$115,000	$—	$(115,000)	$—	$—	†	$—		$6,738
American SportWorks LLC
Senior Secured Loan	7,200,000	—	—	(880,000)	6,320,000		—		788,667
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,427,700	117,736	—	398,564	1,944,000		—		231,488
Senior Secured Loan, First Lien, B	—	10,011,517	—	5,256,734	15,268,251		22,372		839,790
Senior Secured Loan, Second Lien	21,342,029	2,659,369	—	(2,756,420)	21,244,978		—		3,190,130
Common Stock	4,516,560	60,832	—	(3,160,695)	1,416,697		—		—
Warrants	125,880	—	—	(122,800)	3,080		—		—
BKC ASW Blocker, Inc.
Common Stock	—	—	—	—	—		—		—
ECI Holdco, Inc.
Common Stock	51,480,000	—	—	(6,224,699)	45,255,301		—		—
Electrical Components International, Inc.
Senior Secured Loan	1,641,718	—	(1,641,718)	—	—	†	—	†	14,730
Fitness Together Franchise Corporation
Senior Secured Loan	6,119,804	—	(518,868)	823,139	6,424,075		—		(2,289)
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—		—		—
Preferred Stock Series A-1	—	—	—	—	—		—		—
Preferred Stock Series B Convertible	1,478,000	—	—	1,117,644	2,595,644		—		—
Common Stock	—	—	—	—	—		—		—

Totals	$95,446,691	$12,849,454	$(2,275,586)	$(5,548,533)	$100,472,026		$22,372		$5,069,254

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the nine months ended September 30, 2011. There was no dividend income from these securities during the period.
†	Investment no longer held at September 30, 2011.

The aggregate fair value of controlled investments at September 30, 2011 represents 14.1% of the Company’s net assets.

(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Non-accrual status (in default) at September 30, 2011 and therefore non-income producing. At September 30, 2011, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.2% and 1.6% of total debt investments at fair value and amortized cost, respectively.
(j)	Non-income producing equity securities at September 30, 2011.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
PIK	Payment-in-kind.

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

Common Stock—11.9%(l)
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

BlackRock Kelso Capital Corporation

Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Penton Business Media Holdings LLC(e)(l)	Information Services	—	$9,050,000	$9,050,000
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	280,739	280,739
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	300,000
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	3,830
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	6,390,228
WBS Group Holdings, LLC, Class B-1, 16.00% PIK	Software	8,000	8,000,000	6,336,096

Total Limited Partnership/Limited Liability Company Interests			29,627,977	23,387,927

Equity Warrants/Options—0.8%(l)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(e)(h)	Chemicals	230,159	403,815	1,378,850
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(e)(h)	Chemicals	230,159	323,052	1,553,288
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(e)(h)	Chemicals	230,159	484,578	1,164,424
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(e)(h)	Chemicals	230,159	403,815	1,356,461
Bankruptcy Management Solutions, Inc., expire 10/1/17(g)	Financial Services	22,544	365,583	125,880
BLB Worldwide Holdings, Inc., Contingent Value Rights, expire 11/5/17	Gaming	1,000	5,000	5,000
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—

Total Equity Warrants/Options			2,430,293	5,583,903

TOTAL INVESTMENTS—126.0%			$985,677,505	880,085,666

OTHER ASSETS & LIABILITIES (NET)— (26.0)%				(181,605,742)

NET ASSETS—100.0%				$698,479,924

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

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 7.9% of the Company’s net assets at December 31, 2010.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$—	$7,087,791	$—	$1,282,209	$8,370,000		$—	$—	$—
Warrants	—	3,955,050	—	1,497,973	5,453,023		—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	—	3,437,181	(8,298)	30,658	3,459,541		667	39,137	—
BKC CSP Blocker, Inc.
Common Stock	—	888,910	—	173,337	1,062,247		—	—	—
Conney Safety Products, LLC
Subordinated Debt	—	25,366,592	—	4,298,660	29,665,252		—	4,966,138	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	1,284,148
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	3,521,162	1,390,692	—	(3,682,197)	1,229,657		—	1,390,894	—
MGHC Holding Corporation
Common Stock	—	—	—	—	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	515,870	9,050,000	(14,943,201)	14,427,331	9,050,000		(14,426,995)	—	—
Penton Media, Inc.
Senior Secured Loan	4,290,000	14,571	(25,694,870)	21,390,299	—	†	(21,794,870)	(25,073)	—
United Subcontractors, Inc.
Senior Secured Loan	1,447,864	163,319	—	(21,231)	1,589,952		—	32,096	—
USI Senior Holdings, Inc.
Common Stock	6,902,053	383,057	—	94,379	7,379,489		—	—	—

Totals	$26,793,989	$51,737,163	$(40,646,369)	$39,491,418	$77,376,201		$(36,221,198)	$6,403,192	$1,284,148

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2010 represents 11.1% of the Company’s net assets.

(f)	Approximately 71% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 35% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2010 of all contracts within the specified loan facility.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:

The accompanying notes are an integral part of these financial statements.

Controlled Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest/ Other Income***
Al Solutions, Inc.
Senior Secured Loan	$150,000	$221	$(32,638)	$(2,583)	$115,000		$2,362	$14,207
American SportWorks LLC
Senior Secured Loan	3,012,331	1,726,037	(6,879,382)	9,341,014	7,200,000		153	650,218
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan	—	3,368,715	(1,941,015)	—	1,427,700		—	148,011
Senior Secured Loan	—	18,515,769	—	2,826,260	21,342,029		—	675,666
Common Stock	—	9,539,238	—	(5,022,678)	4,516,560		—	—
Warrant	—	365,583	—	(239,703)	125,880		—	—
BKC ASW Blocker, Inc.
Common Stock	163,289	7,353,826	(175,000)	(7,342,115)	—		—	—
ECI Holdco, Inc.
Common Stock	—	18,848,836	—	32,631,164	51,480,000		—	—
Electrical Components International, Inc.:
Senior Secured Loan	—	1,649,968	(8,250)	—	1,641,718		—	100,913
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,183
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,168
Fitness Together Franchise Corporation
Senior Secured Loan	5,807,656	143,488	—	168,660	6,119,804		—	825,104
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—		—	—
Preferred Stock Series A-1	—	—	—	—	—		—	—
Preferred Stock Series B Convertible	779,000	2,600,000	—	(1,901,000)	1,478,000		—	—
Common Stock	—	—	—	—	—		—	—

Totals	$9,912,276	$88,111,681	$(33,036,285)	$30,459,019	$95,446,691		$2,515	$2,850,470

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010. There was no dividend income from these securities during the period.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of controlled investments at December 31, 2010 represents 13.7% of the Company’s net assets.

(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. This guaranty was terminated on January 17, 2011 with no payments having been made thereunder.
(k)	Non-accrual status (in default) at December 31, 2010 and therefore non-income producing. At December 31, 2010, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.4% and 1.8% of total debt investments at fair value and amortized cost, respectively.
(l)	Non-income producing equity securities at December 31, 2010.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(o)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(q)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
PIK	Payment-in-kind.

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

For the three and nine months ended September 30, 2011, the Advisor earned $5,124,033 and $14,547,503, respectively, in Management Fees under the Management Agreement. For the three and nine months ended September 30, 2010, the Advisor earned $4,049,347 and $12,522,832, respectively, in such fees from the Company.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended September 30, 2011 and 2010 was determined by reference to the four quarter periods ended on September 30, 2011 and 2010, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and nine months ended September 30, 2011, the Advisor earned no incentive fees from the Company. For the three and nine months ended September 30, 2010, the Advisor earned zero and $493,951, respectively, in incentive fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2011, the Company incurred $315,435 and $1,176,450, respectively, for such investment advisor expenses under the Management Agreement. Reimbursements to the Advisor for such investment advisor expenses for the three and nine months ended September 30, 2010 were $394,306 and $1,178,267, respectively.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2011 were $816,130 and $1,583,453, respectively. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2010 were $377,773 and $2,092,971, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2011, the Company incurred $268,303 and $713,528, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2010, the Company incurred $161,284 and $552,651, respectively, in such expenses.

At September 30, 2011 and December 31, 2010, cash equivalents of $30,223,195 and $1,344,159, respectively, consisted of short term liquid investments in a money market fund managed by an affiliate of the Administrator.

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

At September 30, 2011 and December 31, 2010, the Advisor owned and had the right to vote approximately 276,000 and 47,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record, but did not have the right to vote, an additional 242,000 and 426,000 shares, respectively, of the Company’s common stock. At September 30, 2011 and December 31, 2010, other entities affiliated with the Administrator beneficially owned approximately 4,697,000 and 4,181,000 shares, respectively, of the Company’s common stock, representing approximately 6.4% and 5.8% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Numerator for basic and diluted net increase in net assets per share	$12,937,484	$16,315,704	$69,870,752	$69,133,587
Denominator for basic and diluted net increase in net assets per share	73,101,398	65,509,414	72,966,076	59,898,128
Basic/diluted net increase in net assets per share from operations	$0.18	$0.25	$0.96	$1.15

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended September 30, 2011 and 2010 totaled $139,401,945 and $177,428,077, respectively, and for the nine months ended September 30, 2011 and 2010 totaled $260,528,598 and $321,716,307, respectively. Sales/repayments of investments for the three months ended September 30, 2011 and 2010 totaled $87,591,684 and $100,205,621, respectively, and for nine months ended September 30, 2011 and 2010 totaled $163,013,170 and $354,230,907, respectively.

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

At September 30, 2011, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$117,280,582	$114,629,001
Unsecured debt	51,293,942	5,651,175
Subordinated debt	166,446,480	165,402,751
Senior secured loans:
First lien	200,027,366	197,032,435
Second/other priority lien	400,554,964	395,035,047

Total senior secured loans	600,582,330	592,067,482

Preferred stock	14,290,382	7,712,684
Common stock	65,831,192	71,548,910
Limited partnership/limited liability company interests	29,627,977	30,212,214
Equity warrants/options	3,319,218	5,037,686

Total investments	$1,048,672,103	$992,261,903

At December 31, 2010, investments consisted of the following:

	Cost*	Fair Value*

Senior secured notes	$95,164,161	$88,265,252
Unsecured debt	49,786,740	6,898,385
Subordinated debt	230,083,014	221,369,811
Senior secured loans:
First lien	153,982,953	143,591,287
Second/other priority lien	340,713,935	301,231,989

Total senior secured loans	494,696,888	444,823,276

Preferred stock	15,190,382	6,595,040
Common stock	68,698,050	83,162,072
Limited partnership/limited liability company interests	29,627,977	23,387,927
Equity warrants/options	2,430,293	5,583,903

Total investments	$985,677,505	$880,085,666

*	As indicated in the accompanying schedules of investments, the Company revised its previous presentation of its schedule of investments to incorporate the unearned income into the cost and fair value of the associated portfolio company investments.

The industry composition of the portfolio at fair value at September 30, 2011 and December 31, 2010 was as follows:

Industry	September 30, 2011	December 31, 2010
Personal and Other Services	14.2%	13.8%
Healthcare	11.7	10.6
Business Services	11.3	11.8
Consumer Products	8.7	7.6
Financial Services	8.1	4.9
Manufacturing	6.3	7.1
Distribution	5.3	6.3
Electronics	4.7	6.1
Building and Real Estate	4.6	5.2
Chemicals	4.5	4.4
Printing, Publishing and Media	4.1	8.5
Automotive	3.9	4.5
Beverage, Food and Tobacco	3.8	0.8
Retail	2.9	4.0
Containers and Packaging	2.8	3.2
Telecommunications	2.1	—
Entertainment and Leisure	0.6	0.8
Transportation	0.4	0.4

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2011 was United States 96.2% and Canada 3.8%, and at December 31, 2010 was United States 94.7% and Canada 5.3%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

At September 30, 2011, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2011	Unrealized Appreciation/ (Depreciation)
Canadian dollar	October 7, 2011	2,927,000 Purchased	$(2,955,768)	$(2,812,871)	$(142,897)
Canadian dollar	October 7, 2011	380,000 Purchased	(381,986)	(365,183)	(16,803)
Canadian dollar	October 7, 2011	27,407,000 Sold	27,707,376	26,338,349	1,369,027
Canadian dollar	October 7, 2011	99,500 Sold	103,486	95,620	7,866

			$24,473,108	$23,255,915	$1,217,193

At December 31, 2010, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2010	Unrealized Depreciation
Canadian dollar	January 19, 2011	29,400,000 Sold	$29,166,667	$29,535,112	$(368,445)

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s statements of assets and liabilities.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2011 and December 31, 2010 represents 0.7% and 0.8%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future.

7. Debt

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on April 20, 2010, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $375,000,000 outstanding, at any one time, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid using the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At September 30, 2011, the effective LIBOR spread under the Credit Facility was 2.80%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At September 30, 2011, the Company had $142,450,000 drawn on the Credit Facility versus $170,000,000 at December 31, 2010. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $232,550,000 at September 30, 2011.

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

The Company’s average outstanding debt balance during the three and nine months ended September 30, 2011 was $294,000,543 and $276,577,106, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2011 were $320,000,000 and $363,000,000, respectively, and during the three and nine months ended September 30, 2010 were $205,500,000 and $314,000,000. The weighted average annual interest cost for the three and nine months ended September 30, 2011 was 5.21% and 5.25%, respectively, and for the three and nine months ended September 30, 2010 was 2.96% and 2.25%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the three and nine months ended September 30, 2011 were $329,677 and $995,649, respectively, and for the three and nine months ended September 30, 2010 were $417,243 and $843,784.

At September 30, 2011, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

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

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2011, the repurchase plan was further extended through the earlier of June 30, 2012 or until the approved number of shares has been repurchased. During the nine months ended September 30, 2011, the Company purchased a total of 400,000 shares of its common stock on the open market for $3,540,397, including brokerage commissions. There were no such purchases during the nine months ended September 30, 2010. Since inception of the repurchase plan through September 30, 2011, the Company has purchased 1,361,679 shares of its common stock on the open market for $8,966,297, including brokerage commissions. At September 30, 2011, the total number of remaining shares authorized for repurchase was 1,394,971. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2011. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder.

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

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s Credit Facility borrowings were $142,450,000 and $131,054,000 at September 30, 2011 and $170,000,000 and $169,150,000 at December 31, 2010, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $174,830,000 at September 30, 2011. The carrying and fair values of the Company’s total debt outstanding were therefore $317,450,000 and $305,884,000 at September 30, 2011 and $170,000,000 and $169,150,000 at December 31, 2010, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at September 30, 2011 and December 31, 2010 in determining such fair values:

		Fair Value Inputs at September 30, 2011
	Fair Value at September 30, 2011	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$114,629,001	$—	$—	$114,629,001
Unsecured debt	5,651,175	—	—	5,651,175
Subordinated debt	165,402,751	—	—	165,402,751
Senior secured loans	592,067,482	—	—	592,067,482
Preferred stock	7,712,684	—	—	7,712,684
Common stock	71,548,910	—	—	71,548,910
Limited partnership/limited liability company interests	30,212,214	—	—	30,212,214
Equity warrants/options	5,037,686	—	—	5,037,686

Total investments	992,261,903	—	—	992,261,903
Forward foreign currency contracts	1,217,193	—	1,217,193	—
Cash and cash equivalents	30,227,012	30,227,012	—	—

Total	$1,023,706,108	$30,227,012	$1,217,193	$992,261,903

		Fair Value Inputs at December 31, 2010
	Fair Value at December 31, 2010	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$88,265,252	$—	$—	$88,265,252
Unsecured debt	6,898,385	—	—	6,898,385
Subordinated debt	221,369,811	—	—	221,369,811
Senior secured loans	444,823,276	—	—	444,823,276
Preferred stock	6,595,040	—	—	6,595,040
Common stock	83,162,072	—	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	—	23,387,927
Equity warrants/options	5,583,903	—	—	5,583,903

Total investments	880,085,666	—	—	880,085,666
Forward foreign currency contracts	(368,445)	—	(368,445)	—
Cash and cash equivalents	2,160,871	2,160,871	—	—

Total	$881,878,092	$2,160,871	$(368,445)	$880,085,666

In determining the fair values of the Company’s forward foreign currency contracts at September 30, 2011 and at December 31, 2010, the Company used unadjusted indicative price quotations for similar assets (Level 2). The following tables summarize the valuation techniques used at September 30, 2011 and December 31, 2010 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used:

		Valuation Techniques at September 30, 2011
	Fair Value at September 30, 2011	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$114,629,001	$—	$114,629,001
Unsecured debt	5,651,175	—	5,651,175
Subordinated debt	165,402,751	—	165,402,751
Senior secured loans	592,067,482	7,345,318	584,722,164
Preferred stock	7,712,684	—	7,712,684
Common stock	71,548,910	888,502	70,660,408
Limited partnership/limited liability company interests	30,212,214	—	30,212,214
Equity warrants/options	5,037,686	4,000	5,033,686

Total investments	$992,261,903	$8,237,820	$984,024,083

		Valuation Techniques at December 31, 2010
	Fair Value at December 31, 2010	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$88,265,252	$—	$88,265,252
Unsecured debt	6,898,385	—	6,898,385
Subordinated debt	221,369,811	—	221,369,811
Senior secured loans	444,823,276	2,529,976	442,293,300
Preferred stock	6,595,040	—	6,595,040
Common stock	83,162,072	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	23,387,927
Equity warrants/options	5,583,903	5,000	5,578,903

Total investments	$880,085,666	$2,534,976	$877,550,690

The following is a reconciliation for the three months ended September 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Redemptions	Net Transfers in and/ or out of Level 3	Fair Value at September 30, 2011
Senior secured notes	$112,640,527	$78,217	$—	$1,910,257	$—	$—	$—	$114,629,001
Unsecured debt	7,046,484	533,581	—	(2,005,889)	76,999	—	—	5,651,175
Subordinated debt	177,102,396	233,729	206,435	126,823	10,900,878	(23,167,510)	—	165,402,751
Senior secured loans	532,635,156	1,916,575	242,333	(6,228,848)	127,921,440	(64,419,174)	—	592,067,482
Preferred stock	6,060,073	—	—	1,652,611	—	—	—	7,712,684
Common stock	78,192,892	—	—	(6,643,982)	—	—	—	71,548,910
Limited partnership /limited liability company interests	29,523,080	—	—	689,134	—	—	—	30,212,214
Equity warrants/ options	4,454,931	—	5,000	80,127	502,628	(5,000)	—	5,037,686

Total investments	$947,655,539	$2,762,102	$453,768	$(10,419,767)	$139,401,945	$(87,591,684)	$—	$992,261,903

The following is a reconciliation for the nine months ended September 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2011
Senior secured notes	$88,265,252	$166,358	$(237,750)	$4,247,329	$29,250,062	$(7,062,250)	$—	$114,629,001
Unsecured debt	6,898,385	1,276,828	—	(2,754,412)	230,374	—	—	5,651,175
Subordinated debt	221,369,811	1,949,924	(2,578,239)	7,669,476	11,388,943	(74,397,164)	—	165,402,751
Senior secured loans	444,823,276	4,018,298	(35,710,100)	41,358,760	220,710,197	(83,132,949)	—	592,067,482
Preferred stock	6,595,040	—	(899,995)	2,017,644	—	(5)	—	7,712,684
Common stock	83,162,072	—	(2,385,754)	(8,746,303)	(460,246)	(20,859)	—	71,548,910
Limited partnership /limited liability company interest	23,387,927	—	—	6,824,287	—	—	—	30,212,214
Equity warrants/ options	5,583,903	—	5,000	(1,435,142)	888,925	(5,000)	—	5,037,686

Total investments	$880,085,666	$7,411,408	$(41,806,838)	$49,181,639	$262,008,255	$(164,618,227)	$—	$992,261,903

The following are reconciliations for the three months ended September 30, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2010
Senior secured notes	$86,944,431	$22,203	$—	$(473,473)	$—	$—	$86,493,161
Unsecured debt	8,260,675	149,082	—	(4,262,668)	138,125	—	4,285,214
Subordinated debt	122,465,964	458,612	—	(960,325)	91,090,144	—	213,054,395
Senior secured loans	441,466,981	1,929,519	382,107	(5,823,079)	(14,005,813)	—	423,949,715
Preferred stock	5,314,040	—	—	41,000	—	—	5,355,040
Common stock	62,672,266	—	—	8,986,348	—	—	71,658,614
Limited partnership/limited liability company interests	21,901,394	—	—	1,813,753	—	—	23,715,147
Equity warrants/options	4,565,206	—	—	670,602	—	—	5,235,808

Total investments	$753,590,957	$2,559,416	$382,107	$(7,842)	$77,222,456	$—	$833,747,094

The following are reconciliations for the nine months ended September 30, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2009	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2010
Senior secured notes	$48,407,746	$56,789	$111,657	$(2,102,804)	$40,019,773	$—	$86,493,161
Unsecured debt	126,312,042	717,070	—	(15,651,628)	(107,092,270)	—	4,285,214
Subordinated debt	131,337,094	2,101,268	358	3,066,297	76,549,378	—	213,054,395
Senior secured loans	501,811,506	4,555,527	(49,661,903)	55,915,017	(88,670,432)	—	423,949,715
Preferred stock	5,896,040	—	—	(1,641,000)	1,100,000	—	5,355,040
Common stock	18,870,342	—	1,061,929	16,290,260	35,436,083	—	71,658,614
Limited partnership/limited liability company interests	13,082,528	—	(14,426,995)	16,525,820	8,533,794	—	23,715,147
Equity warrants/options	1,024,747	—	—	2,595,801	1,615,260	—	5,235,808

Total investments	$846,742,045	$7,430,654	$(62,914,954)	$74,997,763	$(32,508,414)	$—	$833,747,094

There were no transfers between Levels during the three and nine months ended September 30, 2011 and 2010. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s statements of operations.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at September 30, 2011.

	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2011 on Investments Held at September 30, 2011	Net Unrealized Appreciation or Depreciation on Investments Held at September 30, 2011
Senior secured notes	$3,686,228	$(2,651,581)
Unsecured debt	(2,754,412)	(45,642,767)
Subordinated debt	4,987,238	(1,043,729)
Senior secured loans	4,710,265	(8,514,848)
Preferred stock	1,117,643	(6,577,698)
Common stock	(11,026,113)	5,717,718
Limited partnership/limited liability company interests	6,824,284	584,237
Equity warrants/options	(1,435,142)	1,718,468

Total investments	$6,109,991	$(56,410,200)

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that were still held by the Company at September 30, 2010.

	Net Change in Unrealized Appreciation or Depreciation for the Nine Months Ended September 30, 2010 on Investments Held at September 30, 2010	Net Unrealized Appreciation or Depreciation on Investments Held at September 30, 2010
Senior secured notes	$(2,102,804)	$(8,330,012)
Unsecured debt	(17,802,778)	(59,974,931)
Subordinated debt	4,016,295	(10,217,740)
Senior secured loans	5,881,653	(57,309,776)
Preferred stock	(1,641,000)	(8,335,342)
Common stock	16,667,673	14,287,860
Limited partnership/limited liability company interests	2,098,825	(5,767,352)
Equity warrants/options	2,595,801	2,567,098

Total investments	$9,713,665	$(133,080,195)

11. Financial highlights

The following per share data and ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2011 and 2010.

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Per Share Data:
Net asset value, beginning of period	$9.62	$9.55

Net investment income	0.84	0.96
Net realized and unrealized gain	0.12	0.19

Total from investment operations	0.96	1.15
Dividend distributions to stockholders from net investment income	(0.84)	(0.96)
Issuance of stock at prices above net asset value	0.01	0.09
Offering costs	—	(0.07)

Net increase in net assets	0.13	0.21

Net asset value, end of period	$9.75	$9.76

Market price, end of period	$7.30	$11.50

Total return(1)(2)	(27.69)%	49.95%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	3.78%	3.92%
Ratio of interest and other debt related expenses to average net assets(3)	2.59%	1.37%

Ratio of total expenses to average net assets(3)	6.37%	5.29%
Ratio of net investment income to average net assets(3)	11.56%	13.05%
Net assets, end of period	$711,783,939	$639,077,694
Average debt outstanding	$276,577,106	$219,033,333
Weighted average shares outstanding	72,966,076	59,898,128
Average debt per share(4)	$3.79	$3.66
Portfolio turnover(2)	17%	45%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On November 2, 2011, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on January 4, 2012 to stockholders of record at the close of business on December 21, 2011.

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

Financial and operating highlights

At September 30, 2011:

Investment Portfolio: $1,022.5 million

Net Assets: $711.8 million

Indebtedness (borrowings under Credit Facility and Senior Secured Notes): $317.5 million

Net Asset Value per share: $9.75

Portfolio Activity for the Three Months Ended September 30, 2011:

Cost of investments during period: $139.4 million

Sales, repayments and other exits during period: $87.6 million

Number of portfolio companies at end of period: 54

Operating Results for the Three Months Ended September 30, 2011:

Net investment income before Incentive Fees per share: $0.29

Net investment income per share: $0.29

Dividends declared per share: $0.26

Earnings per share: $0.18

Net investment income before Incentive Fees: $21.0 million

Net investment income: $21.0 million

Net realized and unrealized losses: $8.0 million

Net increase in net assets from operations: $12.9 million

Portfolio and investment activity

During the three months ended September 30, 2011, we invested approximately $139.4 million across three new and several existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($8.8 million, or 6% of the total invested) or second liens ($119.2 million, or 85%), senior secured notes ($10.9 million, or 8%) and unsecured or subordinated debt securities and equity securities ($0.5 million, or 1%). Additionally, we received proceeds from sales/repayments and other exits of approximately $87.6 million during the three months ended September 30, 2011.

At September 30, 2011, our net portfolio of $1,022.5 million (at fair value) consisted of 54 portfolio companies and was invested 57.9% in senior secured loans, 16.7% in unsecured or subordinated debt securities,

11.2% in equity investments, 11.2% in senior secured notes and 3% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.4 million at September 30, 2011. Our largest portfolio company investment by value was approximately $50.0 million and our five largest portfolio company investments by value comprised approximately 22% of our portfolio at September 30, 2011. At December 31, 2010, our net portfolio of $882 million (at fair value) consisted of 50 portfolio companies and was invested 50% in senior secured loans, 26% in unsecured or subordinated debt securities, 14% in equity investments, 10% in senior secured notes and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.7 million at December 31, 2010. Our largest portfolio company investment by value was approximately $53.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2010.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.7% at September 30, 2011 and 12.4% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.9% and 14.1%, respectively, at September 30, 2011, versus 11.3% and 14.3%, respectively at December 31, 2010. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.9% at September 30, 2011 and 10.9% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.7% and 12.1%, respectively, at September 30, 2011, versus 10.1% and 12.1%, respectively at December 31, 2010. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount based in the expected cash flows of the respective portfolio investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At September 30, 2011, 48% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 52% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 38% at September 30, 2011. At December 31, 2010, 45% of our debt investments bore interest based on floating rates and 55% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 25% at December 31, 2010.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.26 at September 30, 2011 versus 1.32 at December 31, 2010. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Grade 1	$782,966,019	$640,463,981
Grade 2	177,586,154	211,899,165
Grade 3	10,337,186	9,631,767
Grade 4	21,271,938	18,090,753
Not rated	100,606	—

Total investments	$992,261,903	$880,085,666

Results of operations

Results comparisons for the three months ended September 30, 2011 and 2010.

Investment income

Investment income totaled $33,247,245 and $24,818,170, respectively, for the three months ended September 30, 2011 and 2010, of which $20,969,719 and $14,846,614 were attributable to interest and fees on senior secured loans, $11,282,828 and $9,098,750 to interest earned on other debt securities, $993,689 and $870,182 to dividends from preferred equity securities and $1,009 and $2,624 to interest on cash equivalents, respectively. The increase in investment income for the three months reflects the growth of our portfolio as a result of the deployment of debt capital under our Credit Facility.

Expenses

Expenses for the three months ended September 30, 2011 and 2010 were $12,282,632 and $8,006,918, respectively, which consisted of $5,124,033 and $4,049,347 in base management fees, $4,208,359 and $1,748,712 in interest expense and fees related to the Credit Facility, $683,095 and $394,589 in professional fees, $634,678 and $713,305 in amortization of debt issuance costs, $319,500 and $203,182 in administrative services, $315,435 and $394,306 in Advisor expenses, $108,186 and $123,409 in insurance expenses, $97,000 and $93,500 in director fees and $792,346 and $286,568 in other expenses, respectively. The increase in base management fees reflects the overall growth of our portfolio. The increase in interest expense and fees related to the Credit Facility primarily reflect the issuance of our Senior Secured Notes in January 2011. The increase in professional fees is due to nonrecurring legal and other professional expenditures incurred.

Net investment income

Net investment income was $20,964,613 and $16,811,252 for the three months ended September 30, 2011 and 2010, respectively. The increase is primarily a result of an increase in interest and capital structuring fees, partially offset by an increase in interest and Credit Facility related expenses.

Net realized gain or loss

Net realized gain of $1,135,851 for the three months ended September 30, 2011 was the result of $453,768 in net gains realized from the disposition of our investments and $682,083 in net gains realized on foreign currency transactions. Foreign currency gains mainly represent net gains on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the three months ended September 30, 2010, net realized gain was $1,275,938, which was comprised of $400,317 in net gains realized from the disposition or restructuring of our investments and $875,621 in net gains realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2011 and 2010, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(9,162,980) and $(1,771,486), respectively. The increase in net unrealized depreciation for the three months ended September 30, 2011 was comprised of an increase in net unrealized depreciation on investments of $(10,419,767) and a net unrealized foreign currency translation gain of $1,256,787. The valuations of our investments were impacted by the underperformance of certain portfolio companies, as well as a reduction in the multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The increase in net unrealized depreciation for the three months ended September 30, 2010 was comprised of an increase in net unrealized depreciation on investments of ($7,842) and a net unrealized foreign currency translation loss of ($1,763,644).

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended September 30, 2011 and 2010 was an increase of $12,937,484 and $16,315,704, respectively. As compared to the prior period, the lower net increase in net assets from operations primarily reflects the increase in net investment income as well as the increase in net unrealized depreciation on investments, net of realized gains, for the three months ended September 30, 2011.

Results of operations

Results comparisons for the nine months ended September 30, 2011 and 2010.

Investment income

Investment income totaled $95,513,943 and $80,828,224, respectively, for the nine months ended September 30, 2011 and 2010, of which $47,411,616 and $45,417,080 were attributable to interest and fees on senior secured loans, $44,655,342 and $32,835,665 to interest earned on other debt securities, $3,385,077 and $2,532,011 to dividends from preferred equity securities, $24,408 and $5,968 to interest on cash equivalents, and $37,500 and $37,500 to other income, respectively. The increase in investment income for the nine months ended September 30, 2011 is primarily attributable to an increase in interest, capital structuring fees and one-time fees collected from the early repayment of one of our largest portfolio companies.

Expenses

Expenses for the nine months ended September 30, 2011 and 2010 were $33,933,462 and $23,331,070, respectively, which consisted of $14,547,503 and $12,522,832 in base management fees, zero and $493,951 in incentive management fees, $11,902,630 and $4,570,476 in interest expense and fees related to the Credit Facility, $1,871,184 and $1,469,481 in amortization of debt issuance costs, $1,345,608 and $790,820 In professional fees, $1,176,450, and $1,178,267 in Advisor expenses, $866,121 and $681,892 in administrative services, $350,606 and $458,020 in insurance expenses, $309,269 and $281,169 in director fees and $1,564,091 and $884,162 in other expenses, respectively. The increase in base management fees reflects the overall growth of our portfolio. The increase in interest expense and fees related to the Credit Facility primarily reflect the issuance of our Senior Secured Notes in January 2011. The increase in professional fees is due to nonrecurring legal and other professional expenditures incurred during the current period.

Net investment income

Net investment income was $61,580,481 and $57,497,154 for the nine months ended September 30, 2011 and 2010, respectively. The increase is primarily a result of an increase in interest, capital structuring fees, and one time fees collected from the early repayment of one of our largest portfolio companies, partially offset by an increase in interest and Credit Facility related expenses.

Net realized gain or loss

Net realized loss of $(42,439,614) for the nine months ended September 30, 2011 was the result of $(41,943,434) in net losses realized from the disposition of our investments and $(496,180) in net losses realized on foreign currency transactions. Foreign currency losses mainly represent net losses on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the nine months ended September 30, 2010, net realized loss was $(62,738,253), which was comprised of $(62,905,251) in net losses realized from the disposition or restructuring of our investments and $166,998 in net gains realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2011 and 2010, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $50,729,885 and $74,374,686, respectively. The decrease in net unrealized depreciation for the nine months ended September 30, 2011 was comprised of a decrease in net unrealized depreciation on investments of $49,181,639 and a net unrealized foreign currency translation gain of $1,548,246. The valuations of our investments were favorably impacted by the performance in certain portfolio companies, as well as increased multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the nine months ended September 30, 2010 was comprised of a decrease in net unrealized depreciation on investments of $74,997,763 and a net unrealized foreign currency translation loss of $(623,077).

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the nine months ended September 30, 2011 and 2010 was an increase of $69,870,752 and $69,133,587, respectively. As compared to the prior period, the net increase in net assets from operations primarily reflects the increase in net investment income as well as the decrease in net unrealized depreciation on investments, net of realized losses, for the nine months ended September 30, 2011.

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

Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilize for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay. However, amounts calculated on a cumulative basis may yield amounts higher than the prior quarterly periods as presented. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the financial statements in this Quarterly Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our financial statements as follows:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
GAAP Basis:
Net Investment Income	$20,964,613	$16,811,252	$61,580,481	$57,497,154
Net Increase in Net Assets from Operations	12,937,484	16,315,704	69,870,752	69,133,587
Net Asset Value at end of period	711,783,939	639,077,694	711,783,939	639,077,694
Less: Incremental Incentive Fee expense using existing formula as applied to current period operating results	(2,956,399)	(3,791,636)	(8,070,524)	(11,423,444)
As Adjusted:
Net Investment Income	$18,008,214	$13,019,616	$53,509,957	$46,073,710
Net Increase in Net Assets from Operations	9,981,085	12,524,068	61,800,228	57,710,143
Net Asset Value at end of period	703,713,415	627,654,250	703,713,415	627,654,250

Per Share Amounts, GAAP Basis:
Net Investment Income	$0.29	$0.26	$0.84	$0.96
Net Increase in Net Assets from Operations	0.18	0.25	0.96	1.15
Net Asset Value at end of period	9.75	9.76	9.75	9.76

Per Share Amounts, As Adjusted:
Net Investment Income	$0.25	$0.20	$0.73	$0.77
Net Increase in Net Assets from Operations	0.14	0.19	0.85	0.96
Net Asset Value at end of period	9.64	9.58	9.64	9.58

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2011, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales and unsettled purchases of selected portfolio company investments or repayments of principal.

Net cash used in operating activities during the nine months ended September 30, 2011 was $56,870,018. Our primary use of cash in operating activities during the period was purchases of investments in portfolio companies (net of sales and repayments) of $97,515,428.

Net cash provided by financing activities during the nine months ended September 30, 2011 was $84,954,566. Our primary source of cash for financing activities was $175,000,000 in proceeds from the issuance of our Senior Secured Notes in January. Our primary source of cash for financing activities was a use of $59,264,457 of dividend distributions and a source of $27,550,000 of net repayments under our Credit Facility.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in our portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At September 30, 2011, the effective LIBOR spread under the Credit Facility was 2.80%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At September 30, 2011, we had $142,450,000 drawn and outstanding under the Credit Facility, with $232,550,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, and restrictions on certain payments and issuance of debt. At September 30, 2011, the Company was in compliance with regulatory coverage requirements with an asset coverage ratio of approximately 323% and was in compliance with all financial covenants under our debt agreements. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes. The Senior Secured Notes contain customary affirmative and negative covenants substantially similar to those in our Credit Facility. At September 30, 2011, we were in compliance with all financial and operational covenants required by the Credit Facility and Senior Secured Notes.

At September 30, 2011, we had $30,227,012 in cash and cash equivalents.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2011 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$142.5	$—	$142.5	$—	$—
Senior Secured Notes	175.0	—	—	158.0	17.0
Interest and Credit Facility Fees Payable	2.3	2.3	—	—	—

(1)	At September 30, 2011, $232.5 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2011. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder.

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

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the nine months ended September 30, 2011 and 2010, dividends reinvested pursuant to our dividend reinvestment plan totaled $6,294,969 and $3,722,710, respectively.

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

Income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies are generally non-recurring and are recognized as revenue when earned. These income items are generally treated as taxable income when received and accordingly, distributed to stockholders. For the three and nine months ended September 30, 2011, these fees totaled $3,600,000. For the three and nine months ended September 30, 2010, these fees totaled $4,835,000 and $7,235,962, respectively.

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

Recent developments

On November 2, 2011, our Board of Directors declared a dividend of $0.26 per share, payable on January 4, 2012 to stockholders of record at the close of business on December 21, 2011.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2011, 48% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2011, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 38%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our September 30, 2011 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $9,300,000 or $0.13 per share, in the value of our net assets at September 30, 2011 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $9,700,000, or $0.13 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2011 and 2010, we did not engage in any interest rate hedging activity.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended September 30, 2011.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2011	$—	—	—	1,394,971
August 2011	7.65	200,000	200,000	—
September 2011	—	—	—	—

Total	$7.65	200,000	200,000	1,394,971

In 2008, our Board of Directors approved a share repurchase plan under which we may repurchase up to 2.5 percent of our outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, our Board of Directors approved an extension and increase to the share repurchase plan which authorized us to repurchase up to an additional 2.5 percent of our outstanding shares of common stock from time to time. In May 2011, the repurchase plan was further extended through the earlier of June 30, 2012 or until the approved number of shares has been repurchased. After giving effect to the Board’s most recent action, the total number of additional shares authorized for repurchase is 1,394,971. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash.

Advisor purchases of equity securities

There were no purchases of common stock by the Advisor for the three month period ended September 30, 2011.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: November 3, 2011	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: November 3, 2011	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer