Form 10-K
period 2011-12-31
BlackRock Kelso Capital CORP
filed 2012-03-01
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☑                    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2011 (the last business day of the Registrant’s most recently completed second quarter) was $463,966,171 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 73,424,682 shares of the Registrant’s common stock outstanding at February 29, 2012.

Documents Incorporated by Reference:  Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK KELSO CAPITAL CORPORATION

2011 FORM 10-K ANNUAL REPORT

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

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor” or “BlackRock Kelso Capital Advisors”), including our senior management, has evaluated more than 2,100 investment opportunities and completed 128 investments, aggregating over $2.5 billion in capital provided to middle-market companies through December 31, 2011.

During the year ended December 31, 2011, we invested approximately $401.5 million across twelve new and several existing portfolio companies. This compares to $406.0 million across eight new and several existing portfolio companies for the year ended December 31, 2010. Sales, repayments and other exits of investment principal totaled $249.1 million during the year ended December 31, 2011, versus $395.3 million during the year ended December 31, 2010.

At December 31, 2011, our net portfolio consisted of 54 portfolio companies and was invested 62% in senior secured loans, 16% in unsecured or subordinated debt securities, 11% in equity investments, 11% in senior secured notes and less than 1% in cash and cash equivalents. This compares to our portfolio of 50 portfolio companies which was invested 50% in senior secured loans, 26% in unsecured or subordinated debt securities, 14% in equity investments, 10% in senior secured notes and less than 1% in cash and cash equivalents at December 31, 2010. Our average portfolio company investment at amortized cost was approximately $20.3 million at December 31, 2011, versus $19.7 million at December 31, 2010.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.7% at December 31, 2011 and 12.4% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at fair value were 12.2% and 13.5%, respectively, at December 31, 2011, versus 11.3% and 14.3% at December 31, 2010. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.9% at December 31, 2011 and 10.9% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 12.0% and 11.4%, respectively, at December 31, 2011, versus 10.1% and 12.1% at December 31, 2010.

BlackRock Kelso Capital Advisors

Our investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is led by James R. Maher, Chairman and Chief Executive Officer of the Company and the Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Advisor. They are supported by the Advisor’s team of employees, including 18 investment professionals who have extensive experience in commercial and mezzanine lending, investment banking, accounting, corporate law and private equity investing.

The Advisor has an investment committee comprised of Messrs. Maher and Lazar, several executives of BlackRock, Inc. (“BlackRock”) and several of the principals of Kelso & Company, L.P. (the “Kelso Principals”). We benefit from the extensive and varied relevant experience of the BlackRock executives and the Kelso Principals serving on the investment committee. Although the BlackRock executives and Kelso Principals who serve on the investment committee bring the benefit of expertise they have gained at BlackRock, Kelso & Company, L.P. (“Kelso”) and elsewhere, neither of those organizations provides us with investment advice. Nevertheless, we benefit from the business and specific industry knowledge and transaction expertise of BlackRock. The Kelso Principals who serve on the investment committee bring the benefit of the expertise they gained at Kelso and elsewhere, including providing access to a broad network of contacts.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. At December 31, 2011, BlackRock’s assets under management were $3.513 trillion. BlackRock offers products that span the risk spectrum to meet clients’ needs, including active, enhanced and index strategies across markets and asset classes. Products are offered in a variety of structures including separate accounts, mutual funds, iShares® (exchange traded funds), and other pooled investment vehicles. BlackRock also offers risk management, advisory and enterprise investment system services to a broad base of institutional investors through BlackRock Solutions®.

Kelso is a leading private equity firm and since 1980 has raised over $10 billion of committed private equity capital, investing in companies across a broad range of industries and through different economic and interest rate environments. Kelso was organized in 1971 and has since made investments in over 110 companies with aggregate initial capitalization of over $38 billion. The firm typically makes investments in companies where key managers make significant investments and works in partnership with management teams to create value for investors. Through our relationship with the Kelso Principals, we have access to these management teams who can provide unique insight into the industries in which they operate. Although the Kelso Principals who serve on the investment committee bring the benefit of the expertise they have gained at Kelso and elsewhere, Kelso as an organization does not participate in the activities of the Advisor or advise us.

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

Administration

BlackRock, through its subsidiary, BlackRock Financial Management, Inc. (the “Administrator”), serves as our administrator and provides us with office space, equipment and office services. The Administrator processes our financial records, assists in the preparation of reports to our stockholders and reports filed with the SEC, and generally monitors the payment of our expenses.

Market opportunities

We believe there are abundant opportunities for investments in middle-market companies with attractive risk-adjusted returns for several reasons, including:

The current market environment may mean more favorable terms for investments in middle-market companies. We believe the tight supply of credit due to deleveraging by banks, hedge funds and structured investment vehicles, such as collateralized loan obligation (CLO) funds, will continue and that this situation provides a promising environment in which to originate investments in middle-market companies. We believe we are able to structure investments with lower leverage multiples, higher current returns, greater opportunity for equity appreciation, better prepayment protection, and more meaningful financial covenants than were typical in the past.

Middle-market companies have faced increasing difficulty in accessing the capital markets. While many middle-market companies were able to raise funds by raising debt in the capital markets in the past, we believe this approach to financing has become more difficult, as transactions have increased in size to address investors demands for greater liquidity in securities such as high yield bonds. In addition, we believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing large, liquid capital markets transactions.

There is a large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there is a large pool of uninvested private equity capital available to middle-market companies. We expect that private equity firms will be active investors in middle-market companies and that these private equity firms will seek to supplement their equity investments with senior secured and junior loans and equity co-investments from other sources, such as us. Since our commencement of operations in July 2005, the Advisor has invested in transactions involving more than 80 private equity firms in 128 different portfolio companies. We believe that our extensive relationships with private equity firms and other deal sourcing contacts is a competitive advantage and a source for future investment opportunities.

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

Competitive advantages

We believe we possess the following competitive advantages over many other capital providers to middle-market companies:

Demonstrated ability to invest in middle-market companies. Since our inception, the Advisor has invested in excess of $2.5 billion across 128 portfolio companies with 80 financial sponsors. We have a portfolio yield at fair value of approximately 12.7% at December 31, 2011. In 2011, we invested approximately $401.5 million of gross assets across twelve new and several existing portfolio companies.

Proven transaction sourcing strategy. Since the Advisor’s inception of operations, it has sourced and reviewed more than 2,100 potential investments and has a proven process through which it has invested in excess of $2.5 billion through December 31, 2011. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Our investment activities are carried out by BlackRock Kelso Capital Advisors and led by James R. Maher and Michael B. Lazar with guidance from the Advisor’s investment committee. The Advisor’s investment professionals have significant experience investing across market cycles and possess a broad range of transaction, financial, managerial and investment skills. Collectively, their involvement in our investment process provides us with substantial market insight and valuable access to investment opportunities. This insight and judgment enables us to achieve favorable risk-adjusted rates of return on the capital we deploy. The team’s extensive experience in originating, structuring and negotiating investments in the middle-market have contributed to our strong reputation in the marketplace.

Access to BlackRock and Kelso Principals’ broad investing capabilities. Our Advisor’s relationship with BlackRock and the Kelso Principals provides access to extensive expertise across asset classes. The Advisor’s investment committee, includes the management of BlackRock Kelso Capital Advisors, as well as members representing BlackRock and the Kelso Principals, and its team of dedicated investment professionals have had extensive experience in fixed-income, public equity and private equity investing. Collectively, members of the investment committee and the investment professionals of the Advisor have had experience investing in nearly every industry group in small, middle and large capitalization companies and at every level of the capital structure.

Disciplined investment process with focus on preservation of capital. In making investment decisions, the Advisor employs a disciplined and selective review process that focuses on, among other things, a thorough analysis of the underlying issuer’s business and the performance drivers of that business, as well as an assessment of the legal and economic features of each particular investment. As part of its review process, the

Advisor draws on the industry expertise of its investment professionals, as well as on that of senior members of BlackRock and Kelso Principals and BlackRock’s credit research analysts. Though each transaction involves a somewhat different approach, the Advisor undertakes a thorough due diligence analysis that includes, for example, assessing business and industry prospects, conducting competitive analysis and meeting with management teams to get an insider’s view of the business or industry. This enables the Advisor to consider the total return on investment when evaluating each prospective portfolio company, seeking to minimize the risk of capital loss without forgoing potential for capital appreciation.

Cost-effective and high quality infrastructure. We benefit from the existing infrastructure and administrative capabilities of BlackRock. BlackRock, through its subsidiary, BlackRock Financial Management, Inc., serves as our administrator and provides us with office space, equipment and office services. The Administrator processes our financial records, assists in the preparation of reports to our stockholders and reports filed with the SEC, and generally monitors the payment of our expenses.

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

Portfolio composition

We have built an investment portfolio that includes primarily senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private middle-market companies. We invest a range of $10 million to $50 million of capital, on average, per transaction, although the investment sizes may be more or less and are expected to grow with our capital availability. Although most of our investments are in senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private and certain public middle-market companies, we invest throughout the capital structure of these companies in other securities, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flows. While our focus is to generate current income through these investments, we also seek capital appreciation.

At December 31, 2011, our net portfolio of 54 portfolio companies was invested 62% in senior secured loans, 16% in unsecured or subordinated debt securities, 11% in equity investments, 11% in senior secured notes and less than 1% in cash and cash equivalents.

The industry composition of our portfolio at December 31, 2011 and 2010 was as follows:

	December 31,
Industry	2011	2010
Personal and Other Services	13.1%	13.8%
Healthcare	12.9	10.6
Business Services	9.9	11.8
Financial Services	8.3	4.9
Printing, Publishing and Media	8.1	8.5
Manufacturing	7.6	7.1
Retail	5.2	4.0
Distribution	5.1	6.3
Consumer Products	4.8	7.6
Chemicals	4.4	4.4
Building and Real Estate	4.3	5.2
Electronics	4.1	6.1
Automotive	3.6	4.5
Beverage, Food and Tobacco	3.6	0.8
Containers and Packaging	2.7	3.2
Telecommunications	1.4	—
Transportation	0.5	0.4
Entertainment and Leisure	0.4	0.8

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2011 was United States 96.0% and Canada 4.0%, and at December 31, 2010 was United States 94.7% and Canada 5.3%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

After the Advisor has identified an investment opportunity and completed due diligence, the investment team involved in the transaction prepares a written investment analysis. Senior investment professionals involved in the transaction review the analysis, and if they are in favor of making the potential investment, present it first to Messrs. Maher and Lazar and then, if approved by Messrs. Maher and Lazar, to the Advisor’s investment committee for guidance. The investment committee is comprised of Messrs. Maher and Lazar and several executives of BlackRock and several of the Kelso Principals. Investment committee members have an average of over 20 years of investment experience in the fixed income and private equity markets.

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

Our equity investments may consist of preferred equity that pays dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to distributions on liquidations and dividends. In some cases, we may acquire common equity. Our equity investments frequently are not control-oriented investments, and in many cases, we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. We may also receive equity though portfolio company restructurings. Our preferred and common equity investments typically are made in conjunction with loans to these companies.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.20 at December 31, 2011 and 1.32 at December 31, 2010. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Grade 1	$872,465,840	$640,463,981
Grade 2	156,359,268	211,899,165
Grade 3	9,000,116	9,631,767
Grade 4	11,035,005	18,090,753
Not Rated	92,213	—

Total investments	$1,048,952,442	$880,085,666

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

The investment management agreement became effective on June 22, 2008 and its initial term expired on June 22, 2010. Since then, our Board of Directors has approved the agreement for successive one year terms with the most recently approved term scheduled to expire on June 22, 2012, unless an additional one year term is approved by the Board.

For the years ended December 31, 2011, 2010 and 2009, the Advisor earned $19,841,258, $16,877,854 and $18,498,189, respectively, in base management fees under the management agreement.

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

The Advisor will be entitled to receive the Incentive Fee from us if our performance exceeds a “hurdle rate” during different measurement periods; trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income); and annual periods (which applies only to the portion of the Incentive Fee based on capital gains).

•	The income portion of the Incentive Fee payable for the quarter was determined by reference to the current calendar quarter and the three preceding calendar quarters.

•	The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

Quarterly Incentive Fee Based on Income. For each trailing four quarters’ period, we pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

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

For the years ended December 31, 2011, 2010 and 2009, the Advisor earned $11,878,159, $15,108,049 and $16,818,602, respectively, in Incentive Fees from the Company.

Expenses

All investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Advisor. We will bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses incurred by the Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	dividends and distributions on our preferred shares, if any, and common shares;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	a portion of our directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•

all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2011, 2010 and 2009, we incurred $1,779,734, $1,622,957 and $1,466,563, respectively, for such investment advisor expenses under the management agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. Reimbursements to the Advisor for the years ended December 31, 2011, 2010 and 2009 were $3,046,228, $3,240,732 and $1,978,629, respectively.

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

Board and stockholder approval of the management agreement

The investment management agreement became effective on June 22, 2008 and its initial term expired on June 22, 2010. Since then, our Board of Directors has approved the agreement for successive one year terms with the most recently approved term scheduled to expire on June 22, 2012, unless an additional one year term is approved by the Board.

Duration and termination

The management agreement will continue in effect until June 22, 2012, and if not sooner terminated, will continue in effect for successive periods of twelve months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the management agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the management agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The management agreement will terminate automatically in the event of its assignment.

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

For the years ended December 31, 2011, 2010 and 2009, we incurred $968,721, $587,469 and $642,993, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

Leverage

We maintain a multi-currency $375 million senior secured credit facility with a group of lenders, under which we had approximately $168 million of indebtedness outstanding at December 31, 2011. Availability under the facility, which we refer to as our Credit Facility, consists of $275 million in revolving loan commitments and $100 million in term loan commitments. The term loan commitments have been fully drawn and may not be reborrowed once repaid. The Credit Facility has an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275 million of revolving loan commitments and $250 million of term loan commitments. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. At December 31, 2011, we were in compliance with all financial and operational covenants required by the Credit Facility.

In January 2011, we closed a private placement issuance of $158 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17 million in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes.

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

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to purchase our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in the Company.

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

We depend on the members of senior management of the Advisor, particularly its Chairman and Chief Executive Officer, James R. Maher, and its Chief Operating Officer, Michael B. Lazar, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that BlackRock Kelso Capital Advisors LLC will remain our investment advisor, that BlackRock Financial Management, Inc. will remain our administrator or that we will continue to have access to BlackRock’s investment professionals or the Kelso Principals.

Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

Our investment adviser has the right, under our investment management agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

Capital markets have experienced a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets have experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.

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

The recent downgrade of the U.S. credit rating and uncertainty about the financial stability of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to the current federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings. These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

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

As of December 31, 2011, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. There are no such contingent liabilities in place at December 31, 2011.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2011, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we pay to our stockholders.

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

We maintain a multi-currency $375 million senior secured credit facility with a group of lenders, under which we had approximately $168 million of indebtedness outstanding at December 31, 2011. Availability under our Credit Facility consists of $275 million in revolving loan commitments and $100 million in term loan commitments. The Credit Facility has a stated maturity date of December 6, 2013. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Our five-year Senior Secured Notes mature in January 2016 and our seven-year Senior Secured Notes mature in January 2018, and any inability to replace or repay our Senior Secured Notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

In January 2011, we closed a private placement issuance of $158 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17 million in aggregate principal amount of seven-year senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. There can be no assurance that we will be able to replace the Senior Secured Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Senior Secured Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Senior Secured Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2011, which represented borrowings equal to 31% of our total assets. On such date, we also had $1,091 million in total assets; an average cost of funds of 5.06%; $343 million in debt outstanding; and $701 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2011 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 5.06% by the $343 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2011 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-18.0%	-10.3%	-2.5%	5.3%	13.1%

(1)	The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

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

There is not a readily available market value for substantially all of the investments in our portfolio. We value these investments quarterly at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Our Board of Directors utilizes the services of one or more independent valuation firms to aid in determining the fair value of these investments. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the amounts we realize on any dispositions of such investments. In addition, the impact of changes in the market environment and other events on the fair values of our investments that have no readily available market values may differ from the impact of such changes on the readily available market values for our other investments. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We may in the future determine to fund a portion of our investments by issuing preferred stock, which would magnify the potential gains or losses and the risks of investing in us in the same manner as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses, and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

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

We invest primarily in privately held companies. Generally, little public information exists about these companies. We must therefore rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information is generally not be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

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

Any investments in distressed debt obligations may not produce income and may require us to bear large expenses in order to protect and recover our investment.

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

To the extent we invest in preferred securities, we may incur particular risks, including:

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

The success of our hedging transactions will depend on our ability to correctly predict movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or debt arrangements being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. See also “—Changes in interest rates may affect our cost of capital and net investment income.”

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

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. We cannot predict the industries or sectors in which our investment strategy may cause us to concentrate and cannot predict the level of our diversification among issuers to ensure that we satisfy diversification requirements for qualification as a RIC for

U.S. federal income tax purposes. A downturn in an industry or sector in which we are concentrated would have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Furthermore, the Advisor has not made and does not intend to make any determination as to the allocation of assets among different classes of securities. At any point in time we may be highly concentrated in a single type of asset, such as junior unsecured loans or distressed debt. Consequently, events which affect a particular asset class disproportionately could have an equally disproportionate effect on us.

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

•

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities they would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and may have rights, preferences or privileges more favorable than those of our common stockholders. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in the best interests of our common stockholders.

•

Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value, or issue securities convertible into common stock, without first obtaining the required approvals from our stockholders and our independent directors. We may also make rights offerings to our stockholders. If we raise additional capital by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

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

We obtained approval at our 2011 Annual Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2011 Annual Meeting, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

In addition, we may also issue shares in certain limited circumstances under our dividend reinvestment plan and under interpretive advice issued by the Internal Revenue Service. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. We caution you that such effects may be material, and we undertake to describe material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act became effective on July 21, 2010; although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, financial condition and results of operations. Accordingly, we cannot predict the effect the Dodd-Frank Reform Act or its implementing regulations will have on our business, financial condition and results of operations.

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

If we fail to qualify for or maintain RIC status for any reason and are subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. The recently enacted “Regulated Investment Company Modernization Act of 2010,” which is effective for 2011 and later tax years, provides some relief from RIC disqualification due to failures of the income source and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the income source or asset diversification requirements.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, deferred payment securities or foreign currency transactions. Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the U.S. federal income tax requirement to distribute generally an amount equal to at least 90% of our investment company taxable income to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to additional corporate-level taxes.

Risks Relating to an Investment in Our Common Stock

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2011 Annual Meeting of Stockholders, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of BDCs may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have traded above and below our net asset value. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future.

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

Our capital-raising activities may have an adverse effect on the market price of our common stock.

When we issue securities or incur debt, we generally obtain cash or cash equivalents. Any increase in our holdings of cash or cash equivalents could adversely affect the prevailing market prices for our common stock, especially if we are unable to timely deploy the capital in suitable investments. The adverse impact on the prevailing market prices for our common stock could be greater if we issue debt securities or other securities requiring the payment of interest and are unable to timely deploy the capital in suitable investments.

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

We cannot assure that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price of our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher incentive fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

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

The Delaware General Corporation Law, our amended certificate of incorporation and our amended and restated bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our amended certificate of incorporation and amended and restated bylaws dividing our board of directors in three classes serving staggered three-year terms, requiring the affirmative vote of the holders of 75% of the then outstanding shares of our capital stock entitled to vote to remove a director for cause, and, subject to the rights of any holders of preferred stock, filling any vacancy on our Board of Directors only by a vote of a majority of the directors then in office. The classification of our Board of Directors and the limitations on removal of directors and filling of vacancies could have the effect of making it more difficult for a third party to acquire us, or of discouraging a third party from acquiring us. Our certificate of incorporation and bylaws also provide that special meetings of the stockholders may only be called by our Board of Directors, Chairman, Chief Executive Officer or Secretary. These provisions, as well as other provisions of our amended certificate of incorporation and our amended and restated bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of NAV, and quarterly dividends per share for the years ended December 31, 2011 and 2010.

		Closing Sales Price
	NAV(1)	High	Low	Quarter End Price	Premium/ Discount of High Sales Price to NAV (3)	Premium/ Discount of Low Sales Price to NAV (3)	Quarter End Price to NAV (2)	Declared Dividends
Year Ended December 31, 2011
First Quarter	$9.56	$12.75	$9.48	$10.12	133%	99%	106%	$0.32
Second Quarter	$9.83	$10.52	$8.95	$8.97	107%	91%	91%	$0.26
Third Quarter	$9.75	$9.43	$7.30	$7.30	97%	75%	75%	$0.26
Fourth Quarter	$9.58	$8.95	$7.03	$8.16	93%	73%	85%	$0.26
Year Ended December 31, 2010
First Quarter	$9.77	$10.10	$8.52	$9.96	103%	87%	102%	$0.32
Second Quarter	$9.83	$11.58	$9.70	$9.87	118%	99%	100%	$0.32
Third Quarter	$9.76	$11.97	$9.58	$11.50	123%	98%	118%	$0.32
Fourth Quarter	$9.62	$12.69	$10.95	$11.06	132%	114%	115%	$0.32

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the relevant quarter.
(2)	Calculated as quarter end price divided by NAV.
(3)	Calculated as of the respective high or low closing sales price divided by NAV.

Holders

At February 29, 2012, there were approximately 343 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

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

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred by the Company after December 31, 2010 will not be subject to expiration. In addition, such losses must be utilized prior to the losses incurred in the years preceding enactment. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income for the calendar year;

•	98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31st; and

•	any ordinary income and net capital gains for preceding years that were not distributed during such years.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, we recorded a provision for federal excise taxes of $298,322 and $1,012,791, respectively. There was no undistributed taxable income carried forward from 2011.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2011, 2010 and 2009, dividends reinvested pursuant to our dividend reinvestment plan totaled $8,021,087, $5,468,133 and $9,083,849, respectively.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

With respect to dividends paid to stockholders, certain income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies may cause our taxable income to exceed our GAAP income although the differences are expected to be temporary in nature.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Index for the period June 27, 2007 (the date our common stock began to trade on The NASDAQ Global Select Market in connection with our initial public offering) through December 31, 2011. The graph assumes that, on June 27, 2007, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2011 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$131,503	$105,871	$124,884	$143,196	$127,776
Net Expenses (including excise taxes):
Before Base Management Fee Waiver	58,624	46,020	48,831	48,093	53,987
After Base Management Fee Waiver(1)	58,624	46,020	48,831	48,093	51,930
Net Investment Income	72,879	59,851	76,053	95,103	75,846
Net Realized and Unrealized Gain (Loss)	4,042	11,699	(8,813)	(245,610)	(59,626)
Net Increase (Decrease) in Net Assets Resulting from Operations	76,921	71,550	67,240	(150,507)	16,219
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$9.58	$9.62	$9.55	$9.23	$13.78
Market Price at Year End(2)	8.16	11.06	8.52	9.86	15.28
Net Investment Income	1.00	0.96	1.36	1.76	1.66
Net Realized and Unrealized Gain (Loss)	0.05	0.18	(0.16)	(4.54)	(1.31)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.05	1.14	1.20	(2.78)	0.35
Dividends Declared	1.10	1.28	0.80	1.72	1.69
Consolidated Balance Sheet Data at Year End:
Total Assets	$1,091,175	$915,608	$879,526	$966,192	$1,121,942
Borrowings Outstanding	343,000	170,000	296,000	426,000	381,300
Total Net Assets	701,009	698,480	539,563	510,296	728,192
Other Data:
Total Return(3)	(16.0)%	48.4%	(5.9)%	(23.9)%	3.4%
Number of Portfolio Companies at Year End	54	50	57	63	60
Value of Investments at Year End	$1,048,952	$880,086	$846,742	$926,845	$1,098,261
Yield on Investments at Year End(4)	11.9%	10.9%	11.2%	11.0%	12.4%

Figures may not foot due to rounding

(1)	The base management fee waiver terminated on June 30, 2007.
(2)	Our common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(3)	For the years ended December 31, 2011, 2010, 2009 and 2008, total return is based on the change in market price during the respective years. For the year ended December 31, 2007, total return is based on the change in net asset value per common share during the year. The total return for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during such period was 1.2%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(4)	Yield on investments at year end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at year end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

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

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, capital structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees. With respect to dividends paid to stockholders, certain income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies may cause our taxable income to exceed our GAAP income although the differences are expected to be temporary in nature.

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

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses incurred by the Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	dividends and distributions on our preferred shares, if any, and common shares;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	our allocable portion of directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently issued accounting pronouncements.

Valuation of portfolio investments

Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. We obtain market quotations, when available, from an independent pricing service or one or more broker-dealers or market makers and utilize the average of the range of bid and ask quotations. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of our Board of Directors. Because we expect that there will not be a readily available market for substantially all of the investments in our portfolio, we expect to value substantially all of our portfolio investments at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that we may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of our investments than on the fair values of our investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Advisor believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820-10 defines fair value as the price that a company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Revenue recognition

We record interest income, adjusted for amortization of premium and accretion of discount, and dividend income on an accrual basis to the extent that we expect to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, such income is accrued only to the extent that the Advisor believes that the PIK income is likely to be collected. We may not accrue PIK income if the Advisor believes that the PIK income is not collectible.

In accordance with ASC 605-10-25-1, Revenue Recognition (“ASC 605-10”), which establishes the considerations with respect to recognition of revenue and gains, structuring service fees, origination, closing, commitment and other upfront fees are recognized as revenue when earned. For GAAP purposes these fees may be recognized upfront or may be amortized. For tax purposes these fees are generally recognized upfront. This may result in income being recorded as GAAP income over the life of a portfolio investment and as taxable income when received.

For the years ended December 31, 2011, 2010 and 2009, as reported under GAAP, investment income included capital structuring fees and related amortization of $11,061,213, $4,399,545 and $1,884,376. For the years ended December 31, 2011, 2010 and 2009 taxable income included capital structuring fee income generated from new investments, of $6,747,000, $10,806,849 and zero. In addition, included in GAAP and taxable income are fees generated from partially and fully exited portfolio investments of $12,208,744, $5,823,515 and $877,033 for the years ended December 31, 2011, 2010 and 2009.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering upfront fees and prepayment fees. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Federal income taxes

We have elected to be taxed as a RIC under Subchapter M of the Code and currently qualify, and intend to continue to qualify each year, as a RIC under the Code. In order to qualify as a RIC, we are required to distribute annually at least 90% of investment company taxable income, as defined by the Code, to our stockholders. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income and 98.2% of our net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to our stockholders. There was no provision for federal excise taxes recorded for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, we recorded a provision for federal excise taxes of $298,322 and $1,012,791, respectively. There was no undistributed taxable income carried forward from 2011.

Financial and operating highlights

At December 31, 2011:

Investment Portfolio: $1,056.7 million

Net Assets: $701.0 million

Indebtedness (borrowings under Credit Facility and Senior Secured Notes): $343.0 million

Net Asset Value per share: $9.58

Portfolio Activity for the Year Ended December 31, 2011:

Cost of investments during period: $401.5 million

Sales, repayments and other exits during period: $249.1 million

Number of portfolio companies at end of period: 54

Operating Results for the Year Ended December 31, 2011:

Net investment income per share: $1.00

Dividends declared per share: $1.10

Earnings per share: $1.05

Net investment income: $72.9 million

Net realized and unrealized gains: $4.0 million

Net increase in net assets from operations: $76.9 million

Portfolio and investment activity

During the year ended December 31, 2011, we invested approximately $401.5 million across twelve new and several existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($93.5 million, or 23% of the total) or second liens ($267.6 million, or 67%), senior secured notes ($40.9 million, or 10%) and unsecured or subordinated debt securities and equity securities ($(0.5) million or less than 1%) representing the cancelation of an unsettled prior period equity purchase. Additionally, we received proceeds from sales, repayments and other exits of investment principal of approximately $249.1 million during the year ended December 31, 2011.

At December 31, 2011, our portfolio of $1,056.7 million (at fair value) consisted of 54 portfolio companies and was invested 62% in senior secured loans, 16% in unsecured or subordinated debt securities, 11% in equity investments, 11% in senior secured notes and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $20.3 million. Our largest portfolio company investment by value was approximately $50.0 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2011. At December 31, 2010, our net portfolio of $882 million (at fair value) consisted of 50 portfolio companies and was invested 50% in senior secured loans, 26% in unsecured or subordinated debt securities, 14% in equity investments, 10% in senior secured notes and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $19.7 million. Our largest portfolio company investment by value was approximately $53.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at December 31, 2010.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.7% at December 31, 2011 and 12.4% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at fair value were 12.2% and 13.5%, respectively, at December 31, 2011, versus 11.3% and 14.3% at December 31, 2010. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.9% at December 31, 2011 and 10.9% at December 31, 2010. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 12.0% and 11.4%, respectively, at December 31, 2011, versus 10.1% and 12.1% at December 31, 2010. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

At December 31, 2011, 51% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 49% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 44% at December 31, 2011. At December 31, 2010, 45% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 55% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 25% at December 31, 2010.

Results of operations

Results comparisons are for the years ended December 31, 2011, 2010 and 2009.

Investment income

Investment income totaled $131,502,538, $105,870,837 and $124,884,057, respectively, for the years ended December 31, 2011, 2010 and 2009, of which $73,521,854, $57,321,456 and $68,096,154 were attributable to interest and fees on senior secured loans, $52,922,002, $44,042,992 and $54,112,822 to interest earned on other debt securities, $4,056,403, $4,385,525, and $2,590,001 to dividends from equity securities, $26,562, $8,610 and $11,509 to interest earned on short-term investments and cash equivalents, and $975,717, $112,254 and $73,571 to other income, respectively. The increase in investment income compared to the prior year reflects interest and one time fees collected from the early repayment of one of our largest portfolio company investments during the second quarter as well as the consistent growth of our portfolio throughout the year as a result of the deployment of debt capital under our Credit Facility. Total investments at their current cost basis were $1,097,870,669 at December 31, 2011, compared to $985,677,505 at December 31, 2010.

Expenses

Total expenses for the years ended December 31, 2011, 2010 and 2009 were $58,623,747, $45,721,726 and $47,818,496, respectively, which consisted of $19,841,258, $16,877,854 and $18,498,189 in base management fees, $16,561,095, $6,233,689 and $6,416,888 in interest expense and fees related to the Credit Facility and Senior Secured Notes, $11,878,159, $15,108,049 and $16,818,602 in incentive management fees owed to the Advisor, $2,499,742, $2,136,038 and $683,552 in amortization of debt issuance costs, $1,905,782, $877,930 and $1,126,665 in professional fees, $1,779,734, $1,622,957, and $1,466,563 in Advisor expenses, $1,173,754, $763,876 and $807,837 in administrative services, $486,759, $581,428 and $569,201 in insurance expenses, $417,564, $385,750 and $360,095 in director fees and $2,079,900, $1,134,155 and $1,070,904 in other expenses, respectively. In addition, we recorded a provision for federal excise taxes of zero, $298,322 and $1,012,791 for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in base management fees reflects the overall growth and appreciation in the value of our portfolio as well as the deployment of debt capital under our Credit Facility. The decrease in incentive management fees primarily reflects the increase in the hurdle amount as a result of the increase in net asset value as compared to prior year. The increase in interest expense and fees related to the debt primarily reflects the issuance of our Senior Secured Notes in January 2011.

Net investment income

Net investment income was $72,878,791, $59,850,789 and $76,052,770 respectively, for the years ended December 31, 2011, 2010 and 2009. The increase for the 2011 period is primarily a result of an increase in interest income and other fees partially offset by an increase in interest and debt related expenses.

Net realized gain or loss

Net realized loss of $(49,893,376) for the year ended December 31, 2011 was the result of $(51,102,184) in net losses realized from the disposition or restructuring of our investments and $1,208,808 in net gain realized on foreign currency transactions. Net realized loss on investments for the year ended December 31, 2011 resulted primarily from the restructuring or disposition of our investments in Facet Technologies, LLC, Mattress Giant Corporation and Fitness Together Holdings, Inc. Foreign currency gains mainly represent gains on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the year ended December 31, 2010, net realized loss was $(90,236,723) as a result of $(89,301,764) in net losses realized from the disposition or restructuring of our investments and $(934,959) in net loss realized on foreign currency transactions. For the year ended December 31, 2009, net realized loss was $(110,238,068) as a result of $(106,531,541) in net losses realized from the disposition or restructuring of investments and $(3,706,527) in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the years ended December 31, 2011, 2010 and 2009, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $53,935,094, $101,935,495 and $101,425,021, respectively. The decrease in net unrealized depreciation for the year ended December 31, 2011 was comprised of a decrease in net unrealized depreciation on investments of $54,695,534 and a net foreign currency translation loss of $(760,440). The valuations of our investments were favorably impacted by market-wide decreases in interest yields, as well as increases in multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the year ended December 31, 2010 was comprised of a decrease in net unrealized depreciation on investments of $102,486,118 and net foreign currency translation loss of $(550,623). The decrease in net unrealized depreciation for the year ended December 31, 2009 was comprised of a decrease in net unrealized depreciation on investments of $100,908,828 and a net foreign currency translation gain of $516,193.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations was $76,920,509, $71,549,561 and $67,239,723 for the years ended December 31, 2011, 2010 and 2009, respectively. As compared to the prior periods, the increase primarily reflects the increase in net investment income as well as the decrease in net unrealized depreciation on investments, net of realized gains and losses, for the year ended December 31, 2011.

Financial condition, liquidity and capital resources

During the year ended December 31, 2011, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash used in operating activities for the year ended December 31, 2011 was $87,099,594. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $76,920,509 and sales/repayments of investments of $249,139,391, net of purchases of investments of $401,530,203.

Net cash provided by financing activities for the year ended December 31, 2011 was $92,736,149. Our primary source of cash from financing activities was $175,000,000 in proceeds from the issuance of our Senior Secured Notes in January. Our primary use of cash for financing activities was $76,522,495 of dividend distributions.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At December 31, 2011, the effective LIBOR spread under the Credit Facility was 3.01%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At December 31, 2011, we had $168,000,000 drawn and outstanding under the Credit Facility, with $207,000,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. At December 31, 2011, the Company was in compliance with regulatory coverage requirements with an asset coverage ratio of approximately 301% and was in compliance with all financial covenants under our debt agreements. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes. The Senior Secured Notes contain customary affirmative and negative covenants substantially similar to those in our Credit Facility. At December 31, 2011, we were in compliance with all financial and operational covenants required by the Credit Facility and Senior Secured Notes.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2011 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$168.0	$ —	$168.0	$—	$—
Senior Secured Notes	175.0	—	—	158.0	17.0
Interest Payable	5.6	5.6	—	—	—
Credit Facility Fees Payable	0.3	0.3	—	—	—

(1)	At December 31, 2011, $207.0 million remained unused under our Credit Facility.

We have entered into several contracts under which we have future commitments. Pursuant to an investment management agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the investment management agreement are equal to a percentage of the value of our gross investment assets and an incentive management fee, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. Pursuant to various other agreements, subsidiaries of The Bank of New York Mellon Corporation provide custodian services, administrative and accounting services, transfer agency and compliance support services to us. Payments under such agreements are generally equal to a percentage of our average net assets plus reimbursement of reasonable expenses, and a base fee. Either party may terminate each of the investment management agreement, administration agreement and such other agreements without penalty upon not less than 60 days’ written notice to the other.

Off-balance sheet financing

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder. There were no such guarantees outstanding at December 31, 2011.

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

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred by the Company after December 31, 2010 will not be subject to expiration. In addition, such losses must be utilized prior to the losses incurred in the years preceding enactment. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income for the calendar year;

•	98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31st; and

•	any ordinary income and net capital gains for preceding years that were not distributed during such years.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, we recorded a provision for federal excise taxes of $298,322 and $1,012,791, respectively. There was no undistributed taxable income carried forward from 2011.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2011, 2010 and 2009, dividends reinvested pursuant to our dividend reinvestment plan totaled $8,021,087, $5,468,133 and $9,083,849, respectively.

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

With respect to dividends paid to stockholders, certain income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies may cause our taxable income to exceed our GAAP income although the differences are expected to be temporary in nature.

Recent developments

On February 29, 2012, our Board of Directors declared a dividend of $0.26 per share, payable on April 3, 2012 to stockholders of record at the close of business on March 20, 2012.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2011, 51% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2011, the percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 44%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our December 31, 2011 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $10,700,000, or $0.15 per share, in the value of our net assets at December 31, 2011 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $10,300,000, or $0.14 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the years ended December 31, 2011, 2010 and 2009, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2011, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. The Company’s internal control over financial reporting as of December 31, 2011 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the internal control over financial reporting of BlackRock Kelso Capital Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2011, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year then ended of the Company and our report dated March 1, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2012

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

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2012 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

(2)	Consolidated Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(3)	Exhibits—Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Kelso Capital Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Credit Agreement, dated as of December 28, 2007, among the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (7)

10.10	Amendment No. 1 to Amended and Restated Senior Secured Credit Agreement, dated as of April 20, 2010, among the Registrant, the lenders and assuming lenders party thereto and Citibank, N.A., as Administrative Agent (8)

10.11	Note Purchase Agreement, dated as of January 18, 2011, among the Registrant and the purchasers party thereto (9)

14.1	Code of Ethics of the Registrant (10)

Number	Description

14.2	Code of Ethics and Business Conduct of the Registrant (11)

14.3	Code of Ethics of the Advisor (5)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of June 7, 2010.
(3)	Filed with the Registrant’s Form 8-K dated as of November 9, 2009.
(4)	Previously filed with the Registrant’s Registration Statement on Form N-2 (Commission File No. 333-141090), as amended, originally filed on March 6, 2007.
(5)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of January 2, 2008.
(8)	Previously filed with the Registrant’s Form 8-K dated as of April 20, 2010.
(9)	Previously filed with the Registrant’s Form 8-K dated as of January 18, 2011.
(10)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Kelso Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2011 and the consolidated financial highlights for each of the five years in the period then ended. These consolidated financial statements and consolidated financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2011 and 2010, by correspondence with the custodian, loan agent or borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of BlackRock Kelso Capital Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2011 and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2012

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $959,635,127 and $822,763,237)	$890,691,404	$707,262,774
Non-controlled, affiliated investments (amortized cost of $59,633,913 and $80,424,668)	71,035,799	77,376,201
Controlled investments (amortized cost of $78,601,629 and $82,489,600)	87,225,239	95,446,691

Total investments at fair value (amortized cost of $1,097,870,669 and $985,677,505)	1,048,952,442	880,085,666
Cash and cash equivalents	7,478,904	1,344,159
Cash denominated in foreign currencies (cost of $300,380 and $798,560)	300,089	816,712
Receivable for investments sold	2,734,705	5,316,189
Interest receivable	16,474,871	10,763,333
Dividends receivable	8,493,799	9,849,927
Prepaid expenses and other assets	6,740,517	7,431,688

Total Assets	$1,091,175,327	$915,607,674

Liabilities:
Payable for investments purchased	$421,597	$2,726,437
Unrealized depreciation on forward foreign currency contracts	1,106,241	368,445
Debt	343,000,000	170,000,000
Interest payable	5,592,184	256,084
Dividend distributions payable	19,040,586	23,222,287
Base management fees payable	5,293,755	4,355,021
Incentive management fees payable	11,878,159	14,614,098
Accrued administrative services	144,625	80,164
Other accrued expenses and payables	3,689,331	1,505,214

Total Liabilities	390,166,478	217,127,750

Net Assets:
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 74,636,091 and 73,531,317 issued and 73,210,584 and 72,569,638 outstanding	74,636	73,531
Paid-in capital in excess of par	983,082,373	994,200,522
Distributions in excess of net investment income	(26,165,703)	(4,029,341)
Accumulated net realized loss	(194,505,823)	(180,403,836)
Net unrealized depreciation	(51,999,958)	(105,935,052)
Treasury stock at cost, 1,425,507 and 961,679 shares held	(9,476,676)	(5,425,900)

Total Net Assets	701,008,849	698,479,924

Total Liabilities and Net Assets	$1,091,175,327	$915,607,674

Net Asset Value Per Share	$9.58	$9.62

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Investment Income:
From non-controlled, non-affiliated investments:
Interest	$112,416,047	$92,169,396	$119,051,462
Dividends	2,928,196	3,101,377	1,479,116
Other income	776,677	62,254	23,571
From non-controlled, affiliated investments:
Interest	5,735,682	6,403,192	2,255,171
Dividends	1,128,207	1,284,148	1,110,885
Other income	149,040	—	—
From controlled investments:
Interest	8,318,689	2,800,470	913,852
Other income	50,000	50,000	50,000

Total investment income	131,502,538	105,870,837	124,884,057

Expenses:
Base management fees	19,841,258	16,877,854	18,498,189
Interest and credit facility fees	16,561,095	6,233,689	6,416,888
Incentive management fees	11,878,159	15,108,049	16,818,602
Amortization of debt issuance costs	2,499,742	2,136,038	683,552
Professional fees	1,905,782	877,930	1,126,665
Investment advisor expenses	1,779,734	1,622,957	1,466,563
Administrative services	1,173,754	763,876	807,837
Insurance	486,759	581,428	569,201
Director fees	417,564	385,750	360,095
Other	2,079,900	1,134,155	1,070,904

Total expenses	58,623,747	45,721,726	47,818,496

Net investment income before excise taxes	72,878,791	60,149,111	77,065,561
Excise tax expense	—	(298,322)	(1,012,791)

Net Investment Income	72,878,791	59,850,789	76,052,770

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(38,314,683)	(53,083,081)	(63,987,289)
Non-controlled, affiliated investments	(4,886,347)	(36,221,198)	12,240
Controlled investments	(7,901,154)	2,515	(42,556,492)
Foreign currency	1,208,808	(934,959)	(3,706,527)

Net realized gain (loss)	(49,893,376)	(90,236,723)	(110,238,068)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	44,577,066	32,535,681	86,293,709
Non-controlled, affiliated investments	15,033,972	39,491,418	(22,969,287)
Controlled investments	(4,915,504)	30,459,019	37,584,406
Foreign currency translation	(760,440)	(550,623)	516,193

Net change in unrealized appreciation or depreciation	53,935,094	101,935,495	101,425,021

Net realized and unrealized gain (loss)	4,041,718	11,698,772	(8,813,047)

Net Increase in Net Assets Resulting from Operations	$76,920,509	$71,549,561	$67,239,723

Net Investment Income Per Share	$1.00	$0.96	$1.36

Earnings Per Share	$1.05	$1.14	$1.20

Basic and Diluted Weighted-Average Shares Outstanding	73,037,357	62,663,002	55,923,757
Dividends Declared Per Share	$1.10	$1.28	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net Increase in Net Assets Resulting from Operations:
Net investment income	$72,878,791	$59,850,789	$76,052,770
Net realized loss	(49,893,376)	(90,236,723)	(110,238,068)
Net change in unrealized appreciation or depreciation	53,935,094	101,935,495	101,425,021

Net increase in net assets resulting from operations	76,920,509	71,549,561	67,239,723

Dividend Distributions to Stockholders from:
Net investment income	(59,230,030)	(80,455,656)	(44,582,894)
Tax return of capital	(21,131,865)	—	—
Net realized gains	—	—	(238,525)

Total dividend distributions	(80,361,895)	(80,455,656)	(44,821,419)

Capital Share Transactions:
Proceeds from shares sold	2,000,000	170,861,250	—
Less offering costs	—	(8,506,126)	—
Reinvestment of dividends	8,021,087	5,468,133	9,083,849
Purchases of treasury stock	(4,050,776)	—	(2,234,892)

Net increase in net assets resulting from capital share transactions	5,970,311	167,823,257	6,848,957

Total Increase in Net Assets	2,528,925	158,917,162	29,267,261
Net assets at beginning of year	698,479,924	539,562,762	510,295,501

Net assets at end of year	$701,008,849	$698,479,924	$539,562,762

Capital Share Activity:
Shares issued from subscriptions	200,000	15,525,000	—
Shares issued from reinvestment of dividends	904,774	569,442	1,766,281
Purchases of treasury stock	(463,828)	—	(583,572)

Total increase in shares	640,946	16,094,442	1,182,709

Undistributed (distributions in excess of) net investment income at end of year	$(26,165,703)	$(4,029,341)	$19,463,949

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Operating Activities:
Net change in net assets resulting from operations	$76,920,509	$71,549,561	$67,239,723
Adjustments to reconcile net change in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from dispositions of short-term investments—net	—	358,276	—
Purchases of investments	(401,530,203)	(405,956,515)	(46,757,709)
Sales (purchases) of foreign currency—net	1,204,593	(931,542)	(5,182,402)
Proceeds from sales/repayments of investments	249,139,391	395,269,097	128,224,448
Net change in unrealized appreciation or depreciation on investments	(54,695,534)	(102,486,118)	(100,908,828)
Net change in unrealized appreciation or depreciation on foreign currency translations	760,440	550,623	(516,193)
Net realized loss (gain) on investments	51,102,184	89,301,764	106,531,541
Net realized loss (gain) on foreign currency	(1,208,808)	934,959	3,706,527
Amortization of premium/discount—net	(10,904,536)	(9,829,869)	(5,537,815)
Amortization of debt issuance costs	2,499,742	2,136,038	683,552
Decrease (increase) in receivable for investments sold	2,581,484	(5,316,189)	—
Decrease (increase) in interest receivable	(5,711,538)	7,678,194	(2,140,990)
Decrease (increase) in dividends receivable	1,356,128	(3,229,024)	(2,459,657)
Decrease (increase) in prepaid expenses and other assets	(124,111)	163,375	(12,669)
Increase (decrease) in payable for investments purchased	(2,304,840)	2,168,954	(447,618)
Increase (decrease) in interest payable	5,336,100	(703,374)	123,967
Increase (decrease) in base management fees payable	938,734	(192,108)	(1,177,900)
Increase (decrease) in incentive management fees payable	(2,735,939)	(2,204,504)	16,818,602
Increase (decrease) in accrued administrative services payable	64,461	(121,564)	31,283
Increase (decrease) in other accrued expenses and payables	206,039	(1,302,040)	1,164,212

Net cash provided by (used in) operating activities	(87,099,594)	37,837,994	159,382,074

Financing Activities:
Proceeds from issuance of common stock—net of offering costs	2,000,000	162,355,124	—
Dividend distributions paid	(76,522,495)	(69,837,299)	(37,128,672)
Proceeds from debt	407,250,000	314,700,000	72,400,000
Repayments of debt	(234,250,000)	(440,700,000)	(202,400,000)
Increase in deferred debt issuance costs	(1,684,460)	(8,020,996)	—
Purchases of treasury stock	(4,050,776)	—	(2,234,891)

Net cash provided by (used in) financing activities	92,736,149	(41,503,171)	(169,363,563)

Effect of exchange rate changes on cash and cash equivalents	(18,443)	18,147	3,119

Net increase (decrease) in cash	5,618,122	(3,647,030)	(9,978,370)
Cash and cash equivalents, beginning of year	2,160,871	5,807,901	15,786,271

Cash and cash equivalents, end of year	$7,778,993	$2,160,871	$5,807,901

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during year for:
Interest	$9,904,927	$5,653,301	$5,967,197
Taxes	$916,419	$1,111,018	$515,351
Dividend distributions reinvested	$8,021,087	$5,468,133	$9,083,849

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

December 31, 2011

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—16.2%
AGY Holding Corp., Second Lien, 11.00%, 11/15/14(q)	Glass Yarns/ Fibers	$16,200,000	$15,958,040	$13,737,600
American Residential Services L.L.C. et al., Second Lien, 12.00%, 4/15/15, acquired 4/9/10(d)	HVAC/ Plumbing Services	40,000,000	39,865,081	40,400,000
Sizzling Platter LLC et al., First Lien, 12.25%, 4/15/16, acquired 4/14/11(d)	Restaurants	30,000,000	29,078,717	30,000,000
TriMark USA, Inc., Second Lien, 11.50% (LIBOR + 1.75% cash, 2.00% PIK), 11/30/13(f)(q)	Food Service Equipment	32,782,166	32,782,166	29,733,425

Total Senior Secured Notes			117,684,004	113,871,025

Unsecured Debt—0.7%
Big Dumpster Acquisition, Inc., 13.50% PIK, 7/5/15	Waste Management Equipment	56,177,438	45,226,690	—
Maple Hill Acquisition LLC, 13.50%, 10/1/15	Rigid Packaging	5,000,000	4,882,791	5,000,000

Total Unsecured Debt			50,109,481	5,000,000

Subordinated Debt—23.3%
A & A Manufacturing Co., Inc., 14.00%, 5/16/16	Protective Enclosures	27,403,430	27,147,191	27,403,430
Conney Safety Products, LLC, 16.00%, 10/1/14(e)	Safety Products	25,582,734	24,847,025	25,582,734
MediMedia USA, Inc., 11.38%, 11/15/14, acquired multiple dates(d)(q)	Information Services	19,950,000	18,903,945	19,171,950
MedQuist Inc. et al., 13.00%, 10/15/16(q)	Medical Transcription	43,000,000	41,971,176	43,559,000
The Pay-O-Matic Corp., 14.00% (12.00% cash, 2.00% PIK), 1/15/15	Financial Services	15,366,867	15,269,195	15,366,867
PGA Holdings, Inc., 12.50%, 3/12/16	Healthcare Services	5,000,000	4,947,850	5,000,000
Sarnova HC, LLC et al., 14.00% (12.00% cash, 2.00% PIK), 4/6/16	Healthcare Products	25,762,284	25,238,707	25,762,284
Wastequip, Inc., 14.50% PIK, 2/5/15	Waste Management Equipment	10,194,216	8,611,497	1,192,724

Total Subordinated Debt			166,936,586	163,038,989

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2011

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units		Cost(b)	Fair Value(c)
Senior Secured Loans—93.5%(f)
Advantage Sales & Marketing Inc., Second Lien, 9.25% (LIBOR + 7.75%), 6/17/18	Marketing Services	$10,000,000		$9,870,527	$9,790,000
Airvana Network Solutions Inc., First Lien, 10.00% (LIBOR + 8.00%), 3/25/15	Software	14,895,238		14,653,843	14,895,238
Alpha Media Group Inc., First Lien, 12.00% PIK, 7/15/13	Publishing	4,938,535		3,812,217	908,691
American SportWorks LLC, Second Lien, 13.00%, 6/16/15(g)	Utility Vehicles	8,000,000		8,000,000	3,550,900
AmQuip Crane Rental LLC, Second Lien, 12.00%, 12/19/17	Construction Equipment	43,600,000		43,600,000	43,600,000
Arclin US Holdings Inc., Second Lien, 7.75% (LIBOR + 6.00%), 1/15/15(e)(h)(q)	Chemicals	3,523,337		2,982,481	3,523,337
Ascend Learning, LLC, Second Lien, 11.50% (LIBOR + 10.00%), 12/6/17	Education	20,000,000		19,488,347	20,000,000
Ashton Woods USA L.L.C., Second Lien, 11.75%, 7/6/15	Homebuilding	37,500,000		37,236,720	37,500,000
Attachmate Corporation et al., Second Lien, 9.50% (LIBOR + 8.00%), 10/27/17	Software	5,000,000		4,933,770	4,775,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien, 7.50% (LIBOR + 6.00%), 8/20/14(g)	Financial Services	2,000,000		1,585,115	1,948,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien, 7.50% (LIBOR + 5.00% cash, 1.00% PIK), 8/20/14(g)(q)	Financial Services	18,689,755		10,494,843	15,512,497
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien, 8.37% (LIBOR + 1.00% cash, 7.00% PIK), 8/20/15(g)(q)	Financial Services	30,418,676		22,278,353	21,992,701
The Bargain! Shop Holdings Inc., Term Loan A, First Lien, 15.00%, 6/29/12(h)(q)	Discount Stores	10,425,886	(i)	10,228,949	10,255,642
The Bargain! Shop Holdings Inc., Term Loan B, First Lien, 15.00%, 7/1/12(h)(q)	Discount Stores	14,331,114	(i)	13,478,415	14,097,102
Berlin Packaging L.L.C., Second Lien, 6.81% (LIBOR + 6.50%), 8/17/15	Rigid Packaging	24,000,000		23,673,086	23,184,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2011

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Dial Global, Inc. et. al., Second Lien, 13.00% (LIBOR + 11.50%), 7/21/17	Media & Entertainment	$42,500,000	$41,916,962	$41,916,962
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13	Personal Fitness	7,275,283	7,275,283	6,693,260
Grocery Outlet Inc., First Lien, 10.50% (LIBOR + 9.00%), 12/15/17	Grocery Retail	25,000,000	25,000,000	25,000,000
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,170,391	3,169,702	2,986,508
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,352,269	2,352,179	2,145,270
Henniges Automotive Holdings, Inc., First Lien, 12.00% (LIBOR + 10.00%), 11/30/16	Automotive	37,777,778	36,849,706	37,777,778
InterMedia Outdoors, Inc., Second Lien, 7.33% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,750,000
MCCI Group Holdings, LLC, Second Lien, 10.75% (LIBOR + 9.00%), 1/29/18	Healthcare Services	40,000,000	40,000,000	40,000,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,873,074	14,490,000
Penton Media, Inc. et al., First Lien, 5.00% (LIBOR + 3.00% cash, 1.00% PIK), 8/1/14(e)(q)	Information Services	11,426,611	9,102,901	8,067,187
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000
Potters Holdings II, L.P., Term Loan B, Second Lien, 10.25%, (LIBOR + 8.50%), 11/6/17	Engineered Glass Beads	15,000,000	14,797,215	15,000,000
Pre-Paid Legal Services, Inc., Term Loan B, First Lien, 11.00% (LIBOR + 9.50%), 12/31/16	Legal Services	15,000,000	14,591,397	15,000,000
Progress Financial Corporation, Second Lien, 12.00%, 7/26/16	Financial Services	30,000,000	29,541,114	30,000,000
Renaissance Learning, Inc., Second Lien, 12.00% (LIBOR + 10.50%), 10/19/18	Education Software	20,000,000	19,221,325	19,221,325
SOURCEHOV LLC, Second Lien, 10.50% (LIBOR + 9.25%), 4/29/18	Process Outsourcing	25,000,000	22,108,488	22,700,000
Sur La Table, Inc., Second Lien, 12.00%, 7/28/17	Consumer Products	50,000,000	50,000,000	50,000,000
United Subcontractors, Inc., First Lien, 4.58% PIK (LIBOR + 4.00%), 6/30/15(e)(q)	Building and Construction	2,172,719	2,063,501	1,809,875

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2011

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.50% (LIBOR + 8.50%), 9/16/16	Concession Services	$44,550,000	$43,146,593	$44,550,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	19,898,550	18,700,000
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.30% (LIBOR + 4.00%), 3/31/12	Restaurants	6,850,000	6,846,261	3,347,907
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.30% (LIBOR + 7.00%), 3/31/12(j)	Restaurants	8,334,656	8,330,290	4,905,633

Total Senior Secured Loans			664,401,207	655,594,813

Preferred Stock—0.0%
Alpha Media Group Holdings Inc., Series A-2(k)	Publishing	5,000	—	—

Total Preferred Stock			—	—

Common Stock—9.4%(k)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
Arclin Cayman Holdings Ltd.(e)(h)(q)	Chemicals	450,532	9,722,203	8,299,998
Bankruptcy Management Solutions, Inc.(g)(q)	Financial Services	325,415	9,600,072	1,772,470
ECI Holdco, Inc., Class A-1 (Electrical Components)(g)	Electronics	18,848,836	18,848,836	42,444,480
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication	500,000	5,000,000	7,250,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding—Retail	109,336	1,093,360	224,200
USI Senior Holdings, Inc. (United Subcontractors)(e)(q)	Building and Construction	109,750	7,388,570	5,994,457

Total Common Stock			51,653,041	65,985,605

Limited Partnership/Limited Liability Company Interests—5.6%
ARS Investment Holdings, LLC(k)(l)	HVAC/Plumbing Services	102,601	—	1,110,000
ASW International LLC(g)(k)(m)	Utility Vehicles	12,800	7,428,827	—
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment	—	5,333,333	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2011

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Conney Prime Holdings LLC(e)(k)(n)	Safety Products	95,226	$952,259	$1,785,488
DynaVox Systems Holdings, LLC(k)(o)	Augmentative Communication Products	272,369	758,069	991,784
Marquette Transportation Company Holdings, LLC(k)(p)	Transportation	25,000	5,000,000	5,286,000
Marsico Holdings, LLC, acquired 11/12/10(d)(k)	Financial Services	91,445	1,848,077	248,730
Penton Business Media Holdings LLC(e)(k)	Information Services	—	9,050,000	20,321,858
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	280,739	280,730
PG Holdco, LLC (Press Ganey), Class A(k)	Healthcare Services	16,667	166,667	345,833
Sentry Security Systems Holdings, LLC(k)	Security Services	147,271	147,271	4,127
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(k)	Printing/Publishing	352,941	4,199,161	4,479,337
WBS Group Holdings, LLC, Class B-1, 16.00% PIK	Software	8,000	8,000,000	3,714,116

Total Limited Partnership/Limited Liability Company Interests			43,767,132	39,170,742

Equity Warrants/Options—0.9%(k)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(e)(h)(q)	Chemicals	230,159	403,815	1,433,846
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(e)(h)(q)	Chemicals	230,159	323,052	1,618,076
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(e)(h)(q)	Chemicals	230,159	484,578	1,167,002
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(e)(h)(q)	Chemicals	230,159	403,815	1,379,772
Bankruptcy Management Solutions, Inc., expire 10/1/17(g)(q)	Financial Services	23,046	365,584	4,190
Facet Investment, Inc., expire 1/18/21	Medical Devices	1,978	250,000	88,213
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	444,450	—
MGHC Holding Corporation, expire 1/31/12(e)	Bedding—Retail	75,928	136,297	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2011

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Progress Financial Corporation, expire 7/26/18	Financial Services	429,596	$502,627	$596,169
Twin River Worldwide Holdings, Inc., Contingent Value Rights, expire 11/5/17	Gaming	1,000	5,000	4,000

Total Equity Warrants/Options			3,319,218	6,291,268

TOTAL INVESTMENTS—149.6%			$1,097,870,669	1,048,952,442

OTHER ASSETS & LIABILITIES (NET)—(49.6)%				(347,943,593)

NET ASSETS—100.0%				$701,008,849

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 12.8% of the Company’s net assets at December 31, 2011.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 68% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 58% of such senior secured loans have floors of 1.00% to 3.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2011 of all contracts within the specified loan facility.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Non-accrual status (in default) at December 31, 2011 and therefore non-income producing. At December 31, 2011, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.5% and 0.8% of total debt investments at fair value and amortized cost, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$8,370,000	$—	$(8,507,789)	$137,789	$—	†	$—	$—	$—
Warrants	5,453,023	—	(4,419,495)	(1,033,528)	—	†	—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	3,459,541	44,416	(3,547,259)	43,302	—	†	1,288	113,406	—
Conney Safety Products LLC
Subordinated Debt	29,665,252	293,386	(4,829,858)	453,954	25,582,734		170,143	4,954,546	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,062,247	63,359	—	659,882	1,785,488		—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	(4,968,000)	(149,040)	—	††	—	—	1,128,207
Common Stock	5,000,000	—	—	2,250,000	7,250,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	1,229,657	102,434	(4,014,328)	2,682,237	—	††	(2,784,672)	94,327	—
MGHC Holding Corporation:
Common Stock	—	—	(2,285,815)	2,285,815	—	††	(2,285,815)	—	—
Common Stock	—	1,093,360	—	(869,160)	224,200		—	—	—
Warrants	—	136,297	—	(136,297)	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	9,050,000	—	—	11,271,858	20,321,858		—	110,624	—
Penton Media, Inc. et al.
Senior Secured Loan	—	9,126,321	(23,420)	(1,035,714)	8,067,187		12,709	394,918	—
United Subcontractors, Inc.
Senior Secured Loan	1,589,952	282,513	—	(62,590)	1,809,875		—	67,861	—
USI Senior Holdings, Inc.
Common Stock	7,379,489	79,504	—	(1,464,536)	5,994,457		—	—	—

Totals	$77,376,201	$11,221,590	$(32,595,964)	$15,033,972	$71,035,799		$(4,886,347)	$5,735,682	$1,128,207

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2011.
†	Investment moved out of the non-controlled, affiliated category into the non-controlled, non-affiliated category during the period.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2011 represents 10.1% of the Company’s net assets.

(k)	Non-income producing equity securities at December 31, 2011.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(n)	The Company is the sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest/ Other Income***
Al Solutions, Inc.
Senior Secured Loan	$115,000	$—	$(115,000)	$—	$—	†	$—	$6,738
American SportWorks LLC
Senior Secured Loan	7,200,000	—	—	(3,649,100)	3,550,900		—	1,104,445
ASW Investment Holdings, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,427,700	157,414	—	362,886	1,948,000		—	309,498
Senior Secured Loan, First Lien, B	—	10,524,207	(29,363)	5,017,653	15,512,497		39,727	1,685,875
Senior Secured Loan, Second Lien	21,342,029	3,762,586	—	(3,111,913)	21,992,702		—	4,405,452
Common Stock	4,516,560	60,832	—	(2,804,922)	1,772,470		—	—
Warrants	125,880	—	—	(121,690)	4,190		—	—
ECI Holdco, Inc.
Common Stock	51,480,000	—	—	(9,035,520)	42,444,480		—	—
Electrical Components International, Inc.
Senior Secured Loan	1,641,718	—	(1,641,718)	—	—	†	—	14,730
Fitness Together Franchise Corporation
Senior Secured Loan	6,119,804	628,104	(518,868)	464,220	—	††	—	841,951
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	(173,326)	173,326	—	†	(156,062)	—
Preferred Stock Series A-1	—	—	(49,056)	49,056	—	†	(44,539)	—
Preferred Stock Series B Convertible	1,478,000	—	(9,100,000)	7,622,000	—	†	(7,637,759)	—
Common Stock	—	—	(118,500)	118,500	—	†	(102,521)	—

Totals	$95,446,691	$15,133,143	$(11,745,831)	$(4,915,504)	$87,225,239		$(7,901,154)	$8,368,689

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2011. There was no dividend income from these securities during the period.
†	Investment no longer held at December 31, 2011.
††	Investment moved out of controlled category at December 31, 2011.

The aggregate fair value of controlled investments at December 31, 2011 represents 12.4% of the Company’s net assets.

(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems Holdings LLC and thus a non-controlled, non-affiliated investment.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(q)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.

PIK Payment-in-kind

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

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

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

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

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Facet Technologies, LLC, Guaranty(j)	Medical Devices	$—	$—	$—
Fitness Together Franchise Corporation, First Lien, 11.50% (9.50% cash, 2.00% PIK), 11/10/13(g)(k)	Personal Fitness	7,166,047	7,166,047	6,119,804
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien, 7.25% (Base Rate + 4.00%), 1/30/14	Automobile Repair	3,263,070	3,262,020	$3,073,812
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien, 9.25% (Base Rate + 4.00% cash, 2.00% PIK), 1/30/14	Automobile Repair	2,305,090	2,304,957	2,076,887
Henniges Automotive Holdings, Inc., First Lien, 12.00% (LIBOR + 10.00%), 11/30/16	Automotive	40,000,000	38,817,518	38,817,518
Hoffmaster Group, Inc., First Lien, 7.00% (LIBOR + 5.00%), 6/2/16	Consumer Products	4,791,367	4,617,622	4,617,622
Hoffmaster Group, Inc., Second Lien, 13.50%, 6/2/17	Consumer Products	33,000,000	32,243,723	32,243,723
InterMedia Outdoors, Inc., Second Lien, 7.05% (LIBOR + 6.75%), 1/31/14	Printing/ Publishing	10,000,000	10,000,000	8,630,000
MCCI Group Holdings, LLC, Second Lien, 7.51% (LIBOR + 7.25%), 6/21/13	Healthcare Services	29,000,000	28,972,454	29,000,000
Navilyst Medical, Inc., Second Lien, 13.00%, 8/14/15	Healthcare Services	15,000,000	14,838,003	14,865,000
Physiotherapy Associates, Inc. et al., Second Lien, 12.00% (Base Rate + 8.75%), 12/31/13	Rehabilitation Centers	17,000,000	17,000,000	17,000,000
Total Safety U.S., Inc., Second Lien, 6.79% (LIBOR + 6.50%), 12/8/13	Industrial Safety Equipment	9,000,000	9,000,000	8,829,000
United Subcontractors, Inc., First Lien, 1.80% (LIBOR + 1.50%), 6/30/15(e)	Building and Construction	1,842,354	1,780,989	1,589,952
Volume Services America, Inc. et al., Term Loan B, First Lien, 10.50% (LIBOR + 8.50%), 9/16/16	Concession Services	44,887,500	43,173,389	43,173,389
Water Pik, Inc., Second Lien, 5.76% (LIBOR + 5.50%), 6/15/14	Consumer Products	30,000,000	30,000,000	30,000,000
WBS Group LLC et al., Second Lien, 10.50% (LIBOR + 9.00%), 6/7/13	Software	20,000,000	19,827,750	17,827,750
Westward Dough Operating Company, LLC, Term Loan A, First Lien, 4.31% (LIBOR + 4.00%), 3/30/11	Restaurants	6,850,000	6,843,398	2,822,448

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Westward Dough Operating Company, LLC, Term Loan B, First Lien, 7.31% (LIBOR + 7.00%), 3/30/11(k)	Restaurants	$8,334,656	$8,326,946	$4,372,183

Total Senior Secured Loans			494,696,888	444,823,276

Preferred Stock—0.9%
Alpha Media Group Holdings Inc., Series A-2(l)	Publishing	5,000	—	—
Facet Holdings Corp., Class A, 12.00% PIK(k)	Medical Devices	900	900,000	—
Fitness Together Holdings, Inc., Series A(g)(l)	Personal Fitness	187,500	173,326	—
Fitness Together Holdings, Inc., Series A-1(g)(l)	Personal Fitness	49,056	49,056	—
Fitness Together Holdings, Inc., Series B Convertible(g)(l)	Personal Fitness	15,881,325	9,100,000	1,478,000
M & M Tradition Holdings Corp., Series A Convertible, 16.00% PIK(e)	Sheet Metal Fabrication	4,968	4,968,000	5,117,040

Total Preferred Stock			15,190,382	6,595,040

Common Stock—11.9%(l)
Alpha Media Group Holdings Inc., Class B	Publishing	12,500	—	—
Arclin Cayman Holdings Ltd.(e)(h)	Chemicals	572,553	11,399,992	8,370,000
Bankruptcy Management Solutions, Inc.(g)	Financial Services	259,229	9,539,238	4,516,560
BKC ARS Blocker, Inc. (American Residential)(m)	HVAC/ Plumbing Services	1,000	20,798	1,118,000
BKC ASW Blocker, Inc. (American SportWorks)(g)(n)	Utility Vehicles	1,000	7,428,827	—
BKC CSP Blocker, Inc. (Conney Safety)(e)(o)	Safety Products	100	888,910	1,062,247
BKC DVSH Blocker, Inc. (DynaVox Systems)(p)	Augmentative Communication Products	100	758,068	723,813
BKC MTCH Blocker, Inc. (Marquette Transportation)(q)	Transportation	1,000	5,000,000	3,511,963
ECI Holdco, Inc., Class A-1 (Electrical Components)(g)	Electronics	18,848,836	18,848,836	51,480,000
Facet Holdings Corp	Medical Devices	10,000	100,000	—
Fitness Together Holdings, Inc.(g)	Personal Fitness	173,547	118,500	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication	500,000	$5,000,000	$5,000,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding—Retail	2,285,815	2,285,815	—
USI Senior Holdings, Inc. (United Subcontractors)(e)	Building and Construction	97,519	7,309,066	7,379,489

Total Common Stock			68,698,050	83,162,072

Limited Partnership/Limited Liability Company Interests—3.3%
Big Dumpster Coinvestment, LLC(l)	Waste Management Equipment	—	5,333,333	—
Marsico Holdings, LLC, acquired 11/12/10(d)(l)	Financial Services	91,445	1,848,077	424,305
Penton Business Media Holdings LLC(e)(l)	Information Services	—	9,050,000	9,050,000
PG Holdco, LLC (Press Ganey), 15.00% PIK	Healthcare Services	333	280,739	280,739
PG Holdco, LLC (Press Ganey), Class A(l)	Healthcare Services	16,667	166,667	300,000
Sentry Security Systems Holdings, LLC(l)	Security Services	147,271	147,271	3,830
Sentry Security Systems Holdings, LLC, 8.00% PIK	Security Services	602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(l)	Printing/ Publishing	352,941	4,199,161	6,390,228
WBS Group Holdings, LLC, Class B-1, 16.00% PIK	Software	8,000	8,000,000	6,336,096

Total Limited Partnership/Limited Liability Company Interests			29,627,977	23,387,927

Equity Warrants/Options—0.8%(l)
Arclin Cayman Holdings Ltd., Tranche 1, expire 1/15/14(e)(h)	Chemicals	230,159	403,815	1,378,850
Arclin Cayman Holdings Ltd., Tranche 2, expire 1/15/15(e)(h)	Chemicals	230,159	323,052	1,553,288
Arclin Cayman Holdings Ltd., Tranche 3, expire 1/15/14(e)(h)	Chemicals	230,159	484,578	1,164,424
Arclin Cayman Holdings Ltd., Tranche 4, expire 1/15/15(e)(h)	Chemicals	230,159	403,815	1,356,461
Bankruptcy Management Solutions, Inc., expire 10/1/17(g)	Financial Services	22,544	365,583	125,880
BLB Worldwide Holdings, Inc., Contingent Value Rights, expire 11/5/17	Gaming	1,000	5,000	5,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2010

Portfolio Company	Industry(a)	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Marsico Superholdco SPV, LLC, expire 12/14/19, acquired 11/28/07(d)	Financial Services	455	$444,450	$—

Total Equity Warrants/Options			2,430,293	5,583,903

TOTAL INVESTMENTS—126.0%			$985,677,505	880,085,666

OTHER ASSETS & LIABILITIES (NET)— (26.0)%				(181,605,742)

NET ASSETS—100.0%				$698,479,924

Note regarding change in presentation: The Company revised the consolidated schedules of Investments from the presentation in its Annual Report on Form 10-K for the year ended December 31, 2010 to incorporate the unearned income into the cost and fair value of the associated portfolio company investments. The previously reported Consolidated Schedules of Investments included a separate line item reporting total unearned income. The amount of total unearned income is $9,392,954 at December 31, 2010. This change in presentation did not impact total investment cost or fair value as reported on the Company’s Consolidated Statements of Assets and Liabilities.

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors (see Note 2).
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 7.9% of the Company’s net assets at December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$—	$7,087,791	$—	$1,282,209	$8,370,000		$—	$—	$—
Warrants	—	3,955,050	—	1,497,973	5,453,023		—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	—	3,437,181	(8,298)	30,658	3,459,541		667	39,137	—
BKC CSP Blocker, Inc.
Common Stock	—	888,910	—	173,337	1,062,247		—	—	—
Conney Safety Products, LLC
Subordinated Debt	—	25,366,592	—	4,298,660	29,665,252		—	4,966,138	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	—	—	5,117,040		—	—	1,284,148
Common Stock	5,000,000	—	—	—	5,000,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	3,521,162	1,390,692	—	(3,682,197)	1,229,657		—	1,390,894	—
MGHC Holding Corporation
Common Stock	—	—	—	—	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	515,870	9,050,000	(14,943,201)	14,427,331	9,050,000		(14,426,995)	—	—
Penton Media, Inc.
Senior Secured Loan	4,290,000	14,571	(25,694,870)	21,390,299	—	†	(21,794,870)	(25,073)	—
United Subcontractors, Inc.
Senior Secured Loan	1,447,864	163,319	—	(21,231)	1,589,952		—	32,096	—
USI Senior Holdings, Inc.
Common Stock	6,902,053	383,057	—	94,379	7,379,489		—	—	—

Totals	$26,793,989	$51,737,163	$(40,646,369)	$39,491,418	$77,376,201		$(36,221,198)	$6,403,192	$1,284,148

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2010 represents 11.1% of the Company’s net assets.

(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is as follows:
(f)	Approximately 71% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 35% of such senior secured loans have floors of 1.50% to 3.25% on the LIBOR base rate. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2010 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2009	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2010		Net Realized Gain (Loss)***	Interest/ Other Income***
Al Solutions, Inc.
Senior Secured Loan	$150,000	$221	$(32,638)	$(2,583)	$115,000		$2,362	$14,207
American SportWorks LLC
Senior Secured Loan	3,012,331	1,726,037	(6,879,382)	9,341,014	7,200,000		153	650,218
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan	—	3,368,715	(1,941,015)	—	1,427,700		—	148,011
Senior Secured Loan	—	18,515,769	—	2,826,260	21,342,029		—	675,666
Common Stock	—	9,539,238	—	(5,022,678)	4,516,560		—	—
Warrant	—	365,583	—	(239,703)	125,880		—	—
BKC ASW Blocker, Inc.
Common Stock	163,289	7,353,826	(175,000)	(7,342,115)	—		—	—
ECI Holdco, Inc.
Common Stock	—	18,848,836	—	32,631,164	51,480,000		—	—
Electrical Components International, Inc.:
Senior Secured Loan	—	1,649,968	(8,250)	—	1,641,718		—	100,913
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,183
Senior Secured Loan	—	12,000,000	(12,000,000)	—	—	†	—	218,168
Fitness Together Franchise Corporation
Senior Secured Loan	5,807,656	143,488	—	168,660	6,119,804		—	825,104
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	—	—	—		—	—
Preferred Stock Series A-1	—	—	—	—	—		—	—
Preferred Stock Series B Convertible	779,000	2,600,000	—	(1,901,000)	1,478,000		—	—
Common Stock	—	—	—	—	—		—	—

Totals	$9,912,276	$88,111,681	$(33,036,285)	$30,459,019	$95,446,691		$2,515	$2,850,470

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2010. There was no dividend income from these securities during the period.
†	Investment no longer held at December 31, 2010.

The aggregate fair value of controlled investments at December 31, 2010 represents 13.7% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is as follows:
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Guaranty by the Company on behalf of portfolio company Facet Technologies, LLC. This guaranty was terminated on January 17, 2011 with no payments having been made thereunder.
(k)	Non-accrual status (in default) at December 31, 2010 and therefore non-income producing. At December 31, 2010, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.4% and 1.8% of total debt investments at fair value and amortized cost, respectively.
(l)	Non-income producing equity securities at December 31, 2010.
(m)	The Company is the sole stockholder of BKC ARS Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(o)	The Company is the sole stockholder of BKC CSP Blocker, Inc., which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of DynaVox Systems Holdings LLC and thus a non-controlled, non-affiliated investment.
(q)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.

PIK Payment-in-kind.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Notes to Consolidated Financial Statements

1. Organization

BlackRock Kelso Capital Corporation and subsidiaries (the “Company”) was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”). The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

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

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

2. Significant accounting policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material.

The significant accounting policies consistently followed by the Company are as follows:

(a)

    Investments for which market quotations are readily available are valued at such market quotations unless they are deemed not to represent fair value. The Company obtains market quotations, when available, from an independent pricing service or one or more broker-dealers or market makers and utilizes the average of the range of bid and ask quotations. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors. Because the Company expects that there will not be a readily available market for substantially all of the investments in its portfolio, the Company expects to value substantially all of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize. In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”), defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820-10 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

(b)	Cash equivalents include short-term liquid investments in a money market fund.

(c)	Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase.

(d)	Gains or losses on the disposition of investments are calculated using the specific identification method.

(e)	Interest income is recorded on an accrual basis and includes amortization of premiums and accretion of discounts. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security. Premiums and discounts are determined based on the cash flows expected to be received for a particular investment upon maturity.

Dividend income is recorded on an accrual basis to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, PIK income is accrued only to the extent that the Advisor believes that the PIK income is likely to be collected.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated excess taxable income as required.

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

(i)	Debt issuance costs are amortized over the term of the related debt using the straight line method.

(j)	The Company records registration expenses related to its shelf registration statement and related SEC filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946, Financial Services—Investment Companies.

(k)	Loans or debt securities are placed on non-accrual status, as a general matter, when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

(l)	The Company discloses subsequent events in accordance with ASC 855-10, Subsequent Events (“ASC 855-10”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before consolidated financial statements are issued or are available to be issued and ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855-10 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the consolidated financial statements. See Note 14.

(m)	The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100%

of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. The subsidiaries hold investments which are treated as pass through entities for tax purposes. By investing through these 100% owned subsidiaries the Company is able to elect corporate tax treatment for these entities and thereby create a tax structure that is more advantageous with respect to the RIC status of the Company. Transactions between subsidiaries, to the extent they occur, are eliminated in consolidation.

(n)	Recently Issued Accounting Pronouncements:

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 will be effective for the Company on January 1, 2012. Management is evaluating the impact of ASU 2011-04 on the consolidated financial statements.

In December 2011, FASB issued ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities.” These common disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on a portfolio’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU No. 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU No. 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and disclose instruments and transactions subject to an agreement similar to a master netting agreement. ASU No. 2011-11 is effective for fiscal years beginning on or after January 1, 2012, and interim periods within those annual periods. Management is currently evaluating the implications of ASU No. 2011-11 and its impact on financial statement disclosures.

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

For the years ended December 31, 2011, 2010 and 2009, the Advisor earned $19,841,258, $16,877,854 and $18,498,189, respectively, in base management fees under the management agreement.

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

The Advisor will be entitled to receive the Incentive Fee from us if our performance exceeds a “hurdle rate” during different measurement periods; trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income); and annual periods (which applies only to the portion of the Incentive Fee based on capital gains).

•	The income portion of the Incentive Fee payable for the quarter was determined by reference to the current calendar quarter and the three preceding calendar quarters.

•	The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the years ended December 31, 2011, 2010 and 2009, the Advisor earned $11,878,159, $15,108,049 and $16,818,602, respectively, in Incentive Fees from the Company.

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2011, 2010 and 2009, the Company incurred $1,779,734, $1,622,957 and $1,466,563, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the years ended December 31, 2011, 2010 and 2009 were $3,046,228, $3,240,732 and $1,978,629, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a Director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2011, 2010 and 2009, the Company incurred $968,721, $587,469 and $642,993, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

At December 31, 2011 and 2010, cash equivalents of $7,478,904 and $1,344,159 consisted of short-term liquid investments in a money market fund managed by an affiliate of the Administrator.

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the year ended December 31, 2009, the Advisor purchased 80,867 shares of the Company’s common stock in the open market for $312,322, including brokerage commissions. There were no such purchases during the years ended December 31, 2011 and 2010.

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

At December 31, 2011 and 2010, the Advisor owned and had the right to vote approximately 259,000 and 47,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record, but did not have the right to vote an additional 275,000 and 426,000 shares, respectively, of the Company’s common stock. At December 31, 2011 and 2010, other entities affiliated with the Administrator beneficially owned approximately 6,019,000 and 4,181,000 shares, respectively, of the Company’s common stock, representing approximately 8.2% and 5.8% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings (loss) per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the years ended December 31, 2011, 2010 and 2009.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Numerator for basic and diluted net increase in net assets per share	$76,920,509	$71,549,561	$67,239,723
Denominator for basic and diluted net increase in net assets per share	73,037,357	62,663,002	55,923,757
Basic/diluted net increase in net assets per share resulting from operations	$1.05	$1.14	$1.20

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each year because there were no common stock equivalents outstanding during the above years.

5. Investments

Purchases of investments for the years ended December 31, 2011, 2010 and 2009 totaled $401,530,203, $405,956,515 and $46,757,709, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2011, 2010 and 2009 totaled $249,139,391, $395,269,097 and $128,224,448, respectively.

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled affiliated and controlled investments is contained in the accompanying consolidated schedule of investments and other consolidated financial statements. The information in the tables below is presented on an aggregated portfolio basis, without segregating the non-controlled non-affiliated, non-controlled affiliated and controlled investment categories.

At December 31, 2011, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$117,684,004	$113,871,025
Unsecured debt	50,109,481	5,000,000
Subordinated debt	166,936,586	163,038,989
Senior secured loans:
First lien	212,981,195	209,900,588
Second/other priority lien	451,420,012	445,694,225

Total senior secured loans	664,401,207	655,594,813

Common stock	51,653,041	65,985,605
Limited partnership/limited liability company interests	43,767,132	39,170,742
Equity warrants/options	3,319,218	6,291,268

Total investments	$1,097,870,669	$1,048,952,442

At December 31, 2010, investments consisted of the following:

	Cost*	Fair Value*

Senior secured notes	$95,164,161	$88,265,252
Unsecured debt	49,786,740	6,898,385
Subordinated debt	230,083,014	221,369,811
Senior secured loans:
First lien	153,982,953	143,591,287
Second/other priority lien	340,713,935	301,231,989

Total senior secured loans	494,696,888	444,823,276

Preferred stock	15,190,382	6,595,040
Common stock	68,698,050	83,162,072
Limited partnership/limited liability company interests	29,627,977	23,387,927
Equity warrants/options	2,430,293	5,583,903

Total investments	$985,677,505	$880,085,666

*	As indicated in the accompanying schedules of investments, the Company revised its previous presentation of its schedule of investments to incorporate the unearned income into the cost and fair value of the associated portfolio company investments.

The industry composition of the portfolio at fair value at December 31, 2011 and 2010 was as follows:

	December 31,
Industry	2011	2010
Personal and Other Services	13.1%	13.8%
Healthcare	12.9	10.6
Business Services	9.9	11.8
Financial Services	8.3	4.9
Printing, Publishing and Media	8.1	8.5
Manufacturing	7.6	7.1
Retail	5.2	4.0
Distribution	5.1	6.3
Consumer Products	4.8	7.6
Chemicals	4.4	4.4
Building and Real Estate	4.3	5.2
Electronics	4.1	6.1
Automotive	3.6	4.5
Beverage, Food and Tobacco	3.6	0.8
Containers and Packaging	2.7	3.2
Telecommunications	1.4	—
Transportation	0.5	0.4
Entertainment and Leisure	0.4	0.8

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2011 was United States 96.0% and Canada 4.0%, and at December 31, 2010 was United States 94.7% and Canada 5.3%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their value recorded in the consolidated statements of assets and liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

At December 31, 2011, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2011	Unrealized Appreciation (Depreciation)
Canadian dollar	January 18, 2012	295,000 Purchased	$(289,385)	$(290,124)	$739
Canadian dollar	January 18, 2012	593,819 Purchased	(587,012)	(584,004)	(3,008)
Canadian dollar	January 18, 2012	24,982,000 Sold	23,465,055	24,569,027	(1,103,972)

Total			$22,588,658	$23,694,899	$(1,106,241)

At December 31, 2010, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2010	Unrealized Appreciation (Depreciation)
Canadian dollar	January 19, 2011	29,400,000 Sold	$29,166,667	$29,535,112	$(368,445)

All realized and unrealized gains and losses on forward foreign currency contracts are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations. Unrealized gains and losses on forward foreign currency contracts are also reported as separate line items within the Company’s consolidated statements of assets and liabilities.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options at December 31, 2011 and 2010 represents 0.9% and 0.8%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future.

7. Debt

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on April 20, 2010, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $375,000,000 outstanding, at any one time, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid using the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At December 31, 2011, the effective LIBOR spread under the Credit Facility was 3.01%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At December 31, 2011, the Company had $168,000,000 drawn on the Credit Facility versus $170,000,000 at December 31, 2010. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $207,000,000 at December 31, 2011.

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

The average debt outstanding during the years ended December 31, 2011, 2010 and 2009 was $291,353,425, $205,151,507 and $397,464,757, respectively. The maximum amounts borrowed during the years ended December 31, 2011, 2010 and 2009 were $402,000,000, $314,000,000 and $434,000,000, respectively.

The weighted average annual interest cost for the years ended December 31, 2011, 2010 and 2009 was 5.23%, 2.41% and 1.53%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility and the Senior Secured Notes, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the years ended December 31, 2011, 2010 and 2009 were $1,261,681, $1,223,193 and $265,385, respectively.

At December 31, 2011, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

8. Capital stock

The following table summarizes the total shares issued and proceeds the Company received net of underwriter and offering costs for offerings closed during year ended December 31, 2010. There were no share offerings during the years ended December 31, 2011 and 2009.

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
June 2010 public offering	8,625,000	$10.25	$83,892,007
October 2010 public offering	6,900,000	11.95	78,463,117

Total for the year ended December 31, 2010	15,525,000		$162,355,124

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2011, the repurchase plan was further extended through the earlier of June 30, 2012 or until the approved number of shares has been repurchased. During the years ended December 31, 2011 and 2009, the Company purchased a total of 463,828 and 583,572 shares of its common stock on the open market for $4,050,776 and $2,234,892, respectively, including brokerage commissions. There were no such purchases during the year ended December 31, 2010. At December 31, 2011, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

For the years ended December 31, 2011, 2010 and 2009, dividends and distributions paid to common stockholders were $80,361,895, $80,455,656 and $44,821,419, respectively. For the years ended December 31, 2011, 2010 and 2009, dividends and distributions reinvested pursuant to the Company’s dividend reinvestment plan were $8,021,087, $5,468,133 and $9,083,849, respectively.

In June 2010, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The amendment was effective on that date.

9. Guarantees and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2011. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder.

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

From time to time, the Company may be a party to certain legal proceedings incidental to the normal course of its business, including the enforcement of the Company’s rights under contracts with its portfolio companies. While the Company cannot predict the outcome of these legal proceedings with certainty, it does not expect that these proceedings will have a material effect on its consolidated financial statements.

10. Fair value of financial instruments

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying and fair values of the Company’s Credit Facility payable were $168,000,000 and $157,080,000 at December 31, 2011 and $170,000,000 and $169,150,000 at December 31, 2010, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $180,815,000 at December 31, 2011, respectively. The carrying and fair values of the Company’s total debt outstanding were therefore $343,000,000 and 337,895,000 at December 31, 2011, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at December 31, 2011 and 2010 in determining such fair values:

		Fair Value Inputs at December 31, 2011
	Fair Value at December 31, 2011	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$113,871,025	$—	$—	$113,871,025
Unsecured debt	5,000,000	—	—	5,000,000
Subordinated debt	163,038,989	—	—	163,038,989
Senior secured loans	655,594,813	—	—	655,594,813
Common stock	65,985,605	—	—	65,985,605
Limited partnership/limited liability company interests	39,170,742	—	—	39,170,742
Equity warrants/options	6,291,268	—	—	6,291,268

Total investments	1,048,952,442	—	—	1,048,952,442
Forward foreign currency contracts	(1,106,241)	—	(1,106,241)	—
Cash and cash equivalents	7,778,993	7,778,993	—	—

Total	$1,055,625,194	$7,778,993	$(1,106,241)	$1,048,952,442

		Fair Value Inputs at December 31, 2010
	Fair Value at December 31, 2010	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$88,265,252	$—	$—	$88,265,252
Unsecured debt	6,898,385	—	—	6,898,385
Subordinated debt	221,369,811	—	—	221,369,811
Senior secured loans	444,823,276	—	—	444,823,276
Preferred stock	6,595,040	—	—	6,595,040
Common stock	83,162,072	—	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	—	23,387,927
Equity warrants/options	5,583,903	—	—	5,583,903

Total investments	880,085,666	—	—	880,085,666
Forward foreign currency contracts	(368,445)	—	(368,445)	—
Cash and cash equivalents	2,160,871	2,160,871	—	—

Total	$881,878,092	$2,160,871	$(368,445)	$880,085,666

In determining the fair values of the Company’s forward foreign currency contracts at December 31, 2011 and 2010, the Company used unadjusted indicative price quotations for similar assets (Level 2). The following tables summarize the valuation techniques used at December 31, 2011 and 2010 in determining the fair values of the Company’s investments for which significant unobservable inputs (Level 3) were used:

		Valuation Techniques at December 31, 2011
	Fair Value at December 31, 2011	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third- Party Valuation Firms
Senior secured notes	$113,871,025	$—	$113,871,025
Unsecured debt	5,000,000	—	5,000,000
Subordinated debt	163,038,989	—	163,038,989
Senior secured loans	655,594,813	4,775,000	650,819,813
Common stock	65,985,605	991,784	64,993,821
Limited partnership/limited liability company interests	39,170,742	—	39,170,742
Equity warrants/options	6,291,268	4,000	6,287,268

Total investments	$1,048,952,442	$5,770,784	$1,043,181,658

		Valuation Techniques at December 31, 2010
	Fair Value at December 31, 2010	Broker Quote(s) for Identical or Similar Assets	Market Approach, Income Approach or Both, Utilizing Third-Party Valuation Firms
Senior secured notes	$88,265,252	$—	$88,265,252
Unsecured debt	6,898,385	—	6,898,385
Subordinated debt	221,369,811	—	221,369,811
Senior secured loans	444,823,276	2,529,976	442,293,300
Preferred stock	6,595,040	—	6,595,040
Common stock	83,162,072	—	83,162,072
Limited partnership/limited liability company interests	23,387,927	—	23,387,927
Equity warrants/options	5,583,903	5,000	5,578,903

Total investments	$880,085,666	$2,534,976	$877,550,690

The following is a reconciliation for the year ended December 31, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Redemptions	Net Transfers in and/ or out of Level 3	Fair Value at December 31, 2011
Senior secured notes	$88,265,252	$245,204	$(237,750)	$3,085,931	$29,574,638	$(7,062,250)	$—	$113,871,025
Unsecured debt	6,898,385	69,413	—	(2,221,126)	253,328	—	—	5,000,000
Subordinated debt	221,369,811	2,113,101	(2,578,239)	4,815,608	11,715,872	(74,397,164)	—	163,038,989
Senior secured loans	444,823,276	5,869,387	(34,331,734)	41,067,212	360,957,841	(162,791,169)	—	655,594,813
Preferred stock	6,595,040	—	(8,738,355)	8,595,342	—	(6,452,027)	—	—
Common stock	83,162,072	—	(2,488,277)	(7,730,347)	(380,742)	(36,838)	(6,540,263)	65,985,605
Limited partnership/limited liability company interests	23,387,927	—	—	9,242,552	—	—	6,540,263	39,170,742
Equity warrants/options	5,583,903	—	5,000	(181,560)	888,925	(5,000)	—	6,291,268

Total investments*	$880,085,666	$8,297,105	$(48,369,355)	$56,673,612	$403,009,862	$(250,744,448)	$—	$1,048,952,442

The following is a reconciliation for the year ended December 31, 2010 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2009	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Net Purchases, Sales or Redemptions	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2010
Senior secured notes	$48,407,746	$79,596	$111,657	$(671,701)	$40,337,954	$—	$88,265,252
Unsecured debt	126,312,042	1,065,681	(17,892,200)	1,434,948	(104,022,086)	—	6,898,385
Subordinated debt	131,337,094	2,626,870	358	4,570,831	82,834,658	—	221,369,811
Senior secured loans	501,811,506	5,697,722	(61,219,811)	63,351,182	(64,817,323)	—	444,823,276
Preferred stock	5,896,040	—	—	(1,901,000)	2,600,000	—	6,595,040
Common stock	18,870,342	—	1,061,929	16,466,423	46,763,378	—	83,162,072
Limited partnership/limited liability company interests	13,082,528	—	(16,077,000)	16,053,122	10,329,277	—	23,387,927
Equity warrants/options	1,024,747	—	4,707,189	3,182,313	(3,330,346)	—	5,583,903

Total investments*	$846,742,045	$9,469,869	$(89,307,878)	$102,486,118	$10,695,512	$—	$880,085,666

There were no transfers between Levels for the years ended December 31, 2011 and 2010. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

The following table contains information with respect to net unrealized appreciation or depreciation on investments for which Level 3 inputs were used in determining fair value that are still held by the Company at December 31, 2011.

	Net Change in Unrealized Appreciation or Depreciation for the Year Ended December 31, 2011 on Investments Held at December 31, 2011	Net Unrealized Appreciation or Depreciation on Investments Held at December 31, 2011
Senior secured notes	$1,717,232	$(3,812,979)
Unsecured debt	3,992,976	(45,109,481)
Subordinated debt	4,146,273	(3,897,597)
Senior secured loans	(727,095)	(8,806,394)
Preferred stock	—	—
Common stock	(9,579,210)	14,332,564
Limited partnership/limited liability company interests	9,324,240	(4,596,390)
Equity warrants/options	(176,222)	2,972,050

Total investments*	$8,698,194	$(48,918,227)

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2011.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Per Share Data:
Net asset value, beginning of year	$9.62	$9.55	$9.23	$13.78	$14.93

Net investment income	1.00	0.96	1.36	1.76	1.66
Net realized and unrealized gain (loss)	0.05	0.18	(0.16)	(4.54)	(1.31)

Total from investment operations	1.05	1.14	1.20	(2.78)	0.35
Dividend distributions to stockholders from:
Net investment income	(0.81)	(1.28)	(0.80)	(1.71)	(1.68)
Net realized gains	—	—	—	(0.01)	(0.01)
Tax return of capital	(0.29)	—	—	—	—

Total dividend distributions	(1.10)	(1.28)	(0.80)	(1.72)	(1.69)
Issuance of stock at prices above (below) net asset value	0.01	0.35	(0.13)	(0.11)	0.38
Offering costs	—	(0.14)	—	—	(0.19)
Purchases of treasury stock at prices below net asset value.	—	—	0.05	0.06	—

Net increase (decrease) in net assets	(0.04)	0.07	0.32	(4.55)	(1.15)

Net asset value, end of year	$9.58	$9.62	$9.55	$9.23	$13.78

Market price, end of year(1)	$8.16	$11.06	$8.52	$9.86	$15.28

Total return(2)	(16.03)%	48.40%	(5.86)%	(23.88)%	3.41%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	5.55%	6.05%	7.94%	4.41%	4.60%
Ratio of credit facility related expenses to average net assets	2.67%	1.35%	1.35%	2.96%	3.04%

Ratio of total expenses to average net assets(3)	8.22%	7.40%	9.29%	7.37%	7.64%
Ratio of net investment income to average net assets	10.22%	9.68%	14.47%	14.56%	11.16%
Net assets, end of year	$701,008,849	$698,479,924	$539,562,762	$510,295,501	$728,191,869
Average debt outstanding	$291,353,425	$205,151,507	$397,464,757	$453,241,284	$313,057,645
Weighted average shares outstanding	73,037,357	62,663,002	55,923,757	54,043,069	45,714,141
Average debt per share(4)	$3.99	$3.27	$7.11	$8.39	$6.85
Portfolio turnover	26%	49%	14%	11%	31%

Figures may not foot due to rounding.
(1)	The Company’s common stock commenced trading on The NASDAQ Global Select Market on June 27, 2007. There was no established public trading market for the stock prior to that date.
(2)	For the years ended December 31, 2011, 2010, 2009 and 2008, total return is based on the change in market price during the respective years. For the year ended December 31, 2007, total return is based on the change in net asset value per common share during the year. The total return for the period June 26, 2007 through December 31, 2007 based on the change in market price per common share during such period was 1.18%. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(3)	Through June 30, 2007, certain base management fee waivers were in effect. For the year ended December 31, 2007, the ratio of operating expenses before management fee waiver to average net assets was 4.90%, and the ratio of total expenses before management fee waiver to average net assets was 7.94%.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. The following temporary and permanent differences at December 31, 2011 and 2010 primarily attributable to differences in the tax treatment of certain loans, the tax characterization of income from partnership investments, foreign currency transactions, non-deductible expenses and differences in accounting for upfront fees (which are treated as taxable income when received and may be accreted over the life of the respective investment for financial reporting purposes), were reclassified for tax purposes as follows:

	December 31, 2011	December 31, 2010
Paid-in capital in excess of par	$(6,266)	$(224,036)
Undistributed (distributions in excess of) net investment income	$(35,785,123)	$(2,888,423)
Accumulated net realized loss	$35,791,389	$3,112,459
The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2011 and 2010:
	December 31, 2011	December 31, 2010
Net increase in net assets resulting from operations	$76,920,509	$71,549,561
Net unrealized appreciation not taxable	(53,935,094)	(101,935,495)
Deferral of late year capital loss	10,280,211	23,613,827
Reversal of prior year post-October capital loss	(38,046,992)	(28,594,710)
Deferral of late year ordinary loss	—	733,702
Reversal of prior year post-October ordinary loss	(733,702)	(1,008,793)
Section 1256 currency contracts mark-to-market	(1,106,241)	(368,445)
Reversal of prior year Section 1256 currency contracts mark-to-market	368,445	(203,998)
Current year net capital losses	54,717,578	95,856,015
Taxable interest income on non-accrual loans	—	(1,046,547)
Taxable upfront fees reported, net of book amortization	(4,314,213)	5,985,578
Losses not currently taxable	2,330	(78,363)
Losses recognized on prior year exchange	(12,460,285)	—
Other book/tax differences	(217,100)	(1,062,826)
Non-deductible excise and other taxes	6,190	298,322
Amortization of organizational costs	(3,804)	(3,804)

Taxable income before deductions for distributions	$31,477,832	$63,734,024

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized.

At December 31, 2011, the cost of investments for tax purposes was $1,130,655,822 resulting in net unrealized depreciation of $(81,703,380), which was comprised of gross unrealized appreciation and depreciation of $64,399,117 and $(146,102,497), respectively. At December 31, 2010, the cost of investments for tax purposes was $1,050,058,918, resulting in net unrealized depreciation of $(169,973,252), which was comprised of gross unrealized appreciation and depreciation of $48,185,710 and $(218,158,962), respectively.

At December 31, 2011 and 2010, the components of accumulated net losses on a tax basis and reconciliation to accumulated net losses on a book basis were as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
Undistributed ordinary income—net	—	$8,885,367
Net unrealized depreciation	(51,999,958)	(105,935,052)
Deferred late year capital loss	(10,280,211)	(23,613,827)
Section 1256 currency contracts mark-to-market	1,106,241	368,445
Deferred late year ordinary loss	—	(733,702)
Differences between book and tax loss on investments	(40,475,352)	(53,518,710)
Dividends payable	(19,040,586)	—
Capital loss carry forward	(159,639,490)	(104,921,912)
Upfront fees adjustments	(8,199,031)	(12,513,316)
Wash sales on investments	(2,330)	—
Expenses not currently deductible	(32,335)	(36,135)
Net income from limited liability companies	15,891,560	1,650,613

Total accumulated losses—net, book basis	$(272,671,484)	$(290,368,229)

For the tax year ended December 31, 2011, the Company had a net capital loss carry forward of $159,639,490, which can be used to offset future capital gains. If not utilized against future gains, $9,065,897 expires in 2017 and $95,856,015 expires in 2018. The remaining $54,717,578 of this capital loss carry forward will not be subject to expiration and must be utilized prior to the losses subject to expiration.

As a RIC, the Company is subject to a non-deductible federal excise tax of 4% if it does not distribute at least 98% of its ordinary income, excluding net short-term capital gains, in any calendar year; 98.2% of its capital gains in excess of capital losses for each one-year period ended October 31; and any ordinary income and net capital gains for preceding years that were not distributed during such years. For the calendar year ended December 31, 2010, the Company did not distribute at least 98% of its ordinary income and capital gains and paid the 4% excise tax. Accordingly, for the years ended December 31, 2011 and 2010, a provision was recorded for federal excise taxes of zero and $298,322, respectively.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable (return of capital), capital gains, or a combination thereof. The tax character of distributions paid or declared during the years ended December 31, 2011, 2010 and 2009, respectively, was as follows:

Year ended	Ordinary income	Amount per share*	Long-term capital gain	Amount per share*	Return of Capital	Amount per share*	Deferred Dividend**	Amount per share*	Total distributions	Total amount per share*
December 31, 2011	$40,189,444	$0.55	$—	$—	$21,131,865	$0.29	$19,040,586	$0.26	$80,361,895	$1.10
December 31, 2010	$80,455,656	$1.28	$—	$—	$—	$—	$—	$—	$80,455,656	$1.28
December 31, 2009	$44,714,904	$0.80	$106,515	$0.00	$—	$—	$—	$—	$44,821,419	$0.80
*	Rounded to the nearest $0.01.
**	Deferred to the subsequent taxable year.

ASC 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the consolidated financial statements. Based on its analysis of its tax position, the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10.

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2011. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic and Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2011	$35,989	$11,298	$(4,249)	$7,050	$0.10	$9.58
September 30, 2011	33,247	20,965	(8,027)	12,937	0.18	9.75
June 30, 2011	37,107	25,739	13,179	38,918	0.53	9.83
March 31, 2011	25,160	14,877	3,138	18,015	0.25	9.56

December 31, 2010	$25,043	$2,354	$63	$2,416	$0.03	$9.62
September 30, 2010	24,818	16,811	(496)	16,316	0.25	9.76
June 30, 2010	28,211	20,421	1,914	22,335	0.39	9.83
March 31, 2010	27,799	20,265	10,218	30,483	0.54	9.77

December 31, 2009	$30,274	$4,985	$11,355	$16,339	$0.29	$9.55
September 30, 2009	29,359	21,782	9,364	31,146	0.55	9.59
June 30, 2009	33,440	25,535	(1,714)	23,822	0.43	9.24
March 31, 2009	31,811	23,751	(27,818)	(4,067)	(0.07)	9.04

14. Subsequent events

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these Notes to Consolidated Financial Statements.

On February 29, 2012, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on April 3, 2012 to stockholders of record at the close of business on March 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

By:	/s/ James R. Maher
James R. Maher
Chairman of the Board and Chief Executive Officer March 1, 2012

Each of the officers and directors of BlackRock Kelso Capital Corporation whose signature appears below, in so signing, also makes, constitutes and appoints each of James R. Maher and Corinne Pankovcin, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ JAMES R. MAHER James R. Maher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 1, 2012

/S/ CORINNE PANKOVCIN Corinne Pankovcin	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 1, 2012

/S/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 1, 2012

/S/ WILLIAM E. MAYER William E. Mayer	Director	March 1, 2012

/S/ FRANÇOIS DE SAINT PHALLE François de Saint Phalle	Director	March 1, 2012

/S/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 1, 2012

S-1