Form 10-Q
period 2012-03-31
BlackRock Kelso Capital CORP
filed 2012-05-03
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 2, 2012 was 73,556,702

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $985,838,501 and $959,635,127)	$923,927,571	$890,691,404
Non-controlled, affiliated investments (cost of $60,889,629 and $59,633,913)	70,728,906	71,035,799
Controlled investments (cost of $96,226,445 and $78,601,629)	100,733,830	87,225,239

Total investments at fair value (cost of $1,142,954,575 and $1,097,870,669)	1,095,390,307	1,048,952,442
Cash and cash equivalents	4,529,339	7,478,904
Cash denominated in foreign currencies (cost of $707 and $300,380)	689	300,089
Receivable for investments sold	294,088	2,734,705
Interest receivable	21,477,264	16,474,871
Dividends receivable	-	8,493,799
Prepaid expenses and other assets	6,248,118	6,740,517

Total Assets	$1,127,939,805	$1,091,175,327

Liabilities
Payable for investments purchased	$11,185,577	$421,597
Unrealized depreciation on forward foreign currency contracts	406,240	1,106,241
Debt	378,900,000	343,000,000
Interest payable	2,732,560	5,592,184
Dividend distributions payable	19,090,416	19,040,586
Base management fees payable	5,390,448	5,293,755
Incentive management fees payable	2,213,859	11,878,159
Accrued administrative services	165,104	144,625
Other accrued expenses and payables	3,903,979	3,689,331

Total Liabilities	423,988,183	390,166,478

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 74,850,189 and 74,636,091 issued and 73,424,682 and 73,210,584 outstanding	74,850	74,636
Paid-in capital in excess of par	984,817,104	983,082,373
Distributions in excess of net investment income	(26,231,907)	(26,165,703)
Accumulated net realized loss	(194,823,792)	(194,505,823)
Net unrealized depreciation	(50,407,957)	(51,999,958)
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	703,951,622	701,008,849

Total Liabilities and Net Assets	$1,127,939,805	$1,091,175,327

Net Asset Value Per Share	$9.59	$9.58

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$26,209,176	$20,960,224
Non-controlled, affiliated investments	1,531,179	1,438,785
Controlled investments	1,652,740	1,218,125

Total interest income	29,393,095	23,617,134
Fee income:
Non-controlled, non-affiliated investments	3,379,612	501,697
Non-controlled, affiliated investments	66,682	78,840
Controlled investments	39,246	38,815

Total fee income	3,485,540	619,352

Dividend income:
Non-controlled, non-affiliated investments	328,030	569,426
Non-controlled, affiliated investments	—	354,217
Controlled investments	—	—

Total dividend income	328,030	923,643

Total investment income	33,206,665	25,160,129

Expenses:
Base management fees	5,390,448	4,465,239
Interest and credit facility fees	4,712,943	3,642,219
Incentive management fees	2,213,859	—
Amortization of debt issuance costs	627,779	608,727
Investment advisor expenses	363,685	425,485
Director fees	120,766	108,269
Professional fees	118,854	359,056
Administrative services	82,331	290,802
Other	551,788	383,697

Total expenses	14,182,453	10,283,494

Net Investment Income	19,024,212	14,876,635

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(11,097)	(37,298,417)
Non-controlled, affiliated investments	(136,297)	(5,069,199)
Controlled investments	—	—
Foreign currency	(170,575)	(500,076)

Net realized loss	(317,969)	(42,867,692)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	6,572,057	40,655,229
Non-controlled, affiliated investments	(1,562,609)	6,964,763
Controlled investments	(4,116,225)	(1,330,568)
Foreign currency translation	698,778	(283,475)

Net change in unrealized appreciation or depreciation	1,592,001	46,005,949

Net realized and unrealized gain	1,274,032	3,138,257

Net Increase in Net Assets Resulting from Operations	$20,298,244	$18,014,892

Net Investment Income Per Share	$0.26	$0.20

Earnings Per Share	$0.28	$0.25

Basic and Diluted Weighted-Average Shares Outstanding	73,417,624	72,780,392
Dividends Declared Per Share	$0.26	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Net Increase in Net Assets Resulting from Operations:
Net investment income	$ 19,024,212	$ 14,876,635
Net realized loss	(317,969)	(42,867,692)
Net change in unrealized appreciation or depreciation	1,592,001	46,005,949

Net increase in net assets resulting from operations	20,298,244	18,014,892

Dividend Distributions to Stockholders from:
Net investment income	(19,090,416)	(23,353,806)

Capital Share Transactions:
Proceeds from shares sold	-	2,000,000
Reinvestment of dividends	1,734,945	2,295,131
Purchases of treasury stock	-	(2,003,040)

Net increase in net assets resulting from capital share transactions	1,734,945	2,292,091

Total Increase (Decrease) in Net Assets	2,942,773	(3,046,823)
Net assets at beginning of period	701,008,849	698,479,924

Net assets at end of period	$703,951,622	$695,433,101

Capital Share Activity:
Shares issued from subscriptions	-	200,000
Shares issued from reinvestment of dividends	214,098	210,998
Purchases of treasury stock	-	(200,000)

Net increase in shares outstanding	214,098	210,998

Distributions in excess of net investment income at end of period	$(26,231,907)	$(12,506,512)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Operating Activities:
Net increase in net assets resulting from operations	$20,298,244	$18,014,892
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(73,445,809)	(39,551,384)
Sales (purchases) of foreign currency contracts—net	(172,071)	(515,473)
Proceeds from sales/repayments of investments	40,738,798	4,046,712
Net change in unrealized appreciation or depreciation on investments	(893,223)	(46,289,424)
Net change in unrealized appreciation or depreciation on foreign currency translation	(698,778)	283,475
Net realized loss (gain) on investments	147,394	42,367,616
Net realized loss (gain) on foreign currency	170,575	500,076
Amortization of premium/discount—net	(3,713,345)	(1,664,232)
Amortization of debt issuance costs	627,779	608,727
Changes in operating assets and liabilities:
Receivable for investments sold	2,440,617	3,068,136
Interest receivable	(5,002,393)	(1,699,873)
Dividends receivable	(317,146)	(912,472)
Prepaid expenses and other assets	(135,380)	129,752
Payable for investments purchased	10,763,980	3,954,757
Interest payable	(2,859,624)	2,148,470
Base management fees payable	96,693	110,218
Incentive management fees payable	(9,664,300)	(14,614,098)
Accrued administrative services	20,479	209,386
Other accrued expenses and payables	(246,087)	(336,332)

Net cash provided by (used in) operating activities	(21,843,597)	(30,141,071)

Financing Activities:
Net proceeds from issuance of common stock	-	2,000,000
Dividend distributions paid	(17,305,641)	(20,927,156)
Proceeds from debt	78,650,000	193,000,000
Repayments of debt	(42,750,000)	(88,000,000)
Deferred debt issuance costs	-	(1,690,580)
Purchases of treasury stock	-	(2,003,040)

Net cash provided by (used in) financing activities	18,594,359	82,379,224

Effect of exchange rate changes on cash and cash equivalents	273	(18,130)

Net increase (decrease) in cash	(3,248,965)	52,220,023
Cash and cash equivalents, beginning of period	7,778,993	2,160,871

Cash and cash equivalents, end of period	$4,530,028	$54,380,894

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$7,300,440	$1,154,239
Taxes	$187,862	$365,051
Dividend distributions reinvested	$1,734,945	$2,295,131

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

March 31, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—21.8%
AGY Holding Corp., Second Lien(p)	Glass Yarns/Fibers	11.00%	11/15/14	$28,475,000	$21,293,267	$23,264,075
American Residential Services L.L.C. et al. Second Lien(c)	HVAC Plumbing Services	12.00%	4/15/15	40,000,000	39,872,170	40,840,000
BPA Laboratories Inc., First Lien(c)	Healthcare Services	12.25%	4/1/17	30,000,000	28,927,993	28,927,993
Sizzling Platter LLC et al., First Lien(c)	Restaurants	12.25%	4/15/16	30,000,000	29,132,253	30,000,000
TriMark USA, Inc., Second Lien(p)(q)(s)	Food Service Equipment	11.50%	11/30/13	32,782,166	32,782,166	30,290,721

Total Senior Secured Notes					152,007,849	153,322,789

Unsecured Debt—0.7%
Big Dumpster Acquisition, Inc.(q)	Waste Management Equipment	13.50%	7/5/15	58,115,560	45,235,602	—
Maple Hill Acquisition LLC	Rigid Packaging	13.50%	10/1/15	5,000,000	4,890,582	5,000,000

Total Unsecured Debt					50,126,184	5,000,000

Subordinated Debt—24.7%
A & A Manufacturing Co., Inc.	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
Conney Safety Products, LLC(d)	Safety Products	16.00%	10/1/14	25,582,734	24,913,708	25,838,562
MediMedia USA, Inc.(c)(p)	Information Services	11.38%	11/15/14	19,950,000	18,978,248	19,211,850
MedQuist Inc. et al.(p)	Medical Transcription	13.00%	10/15/16	43,000,000	42,024,705	44,118,000
The Pay-O-Matic Corp.(q)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000
PGA Holdings, Inc.	Healthcare Services	12.50%	3/12/16	5,000,000	4,950,947	5,000,000
Sarnova HC, LLC et al.(q)	Healthcare Products	14.00%	4/6/16	25,762,284	25,269,306	25,762,284
Wastequip, Inc.(q)	Waste Management Equipment	14.50%	2/5/15	10,506,938	8,648,085	462,305

Total Subordinated Debt					178,180,313	173,788,315

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

March 31, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—91.2%(e)
Advantage Sales & Marketing Inc., Second Lien(s)	Marketing Services	9.25%	6/17/18	$10,000,000	$9,875,521	$9,950,000
Airvana Network Solutions Inc., First Lien(s)	Software	10.00%	3/25/15	13,357,143	13,157,383	13,210,215
Al Solutions, Inc., Term Loan B, Second Lien(q)	Metals	5.00%	12/31/19	65,000	—	—
Alpha Media Group Inc., First Lien(q)	Publishing	12.00%	7/15/13	5,088,337	3,931,020	859,930
American SportWorks LLC, Second Lien(f)(i)	Utility Vehicles	13.00%	6/16/15	8,000,000	8,000,000	3,552,000
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	43,600,000	43,600,000	41,986,800
Arclin US Holdings Inc., Second Lien(g)(p)(s)	Chemicals	7.75%	1/15/15	3,514,372	3,018,316	3,514,372
Ascend Learning, LLC, Second Lien	Education	11.50%	12/6/17	20,000,000	19,509,843	20,000,000
Ashton Woods USA L.L.C., Second Lien	Homebuilding	11.75%	7/6/15	52,500,000	52,500,000	52,500,000
Attachmate Corporation et al., Second Lien(s)	Software	9.50%	10/27/17	5,000,000	4,936,605	4,989,075
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(s)	Financial Services	7.50%	8/20/14	2,000,000	1,624,360	1,952,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(p)(q)(s)	Financial Services	7.50%	8/20/14	18,690,285	10,961,668	15,774,600
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien(f)(p)(q)(s)	Financial Services	8.24%	8/20/15	31,345,361	23,345,878	22,725,387
The Bargain! Shop Holdings Inc., First Lien(g)(h)(p)	Discount Stores	16.00%	7/1/14	24,532,000	24,545,500	24,545,500
Berlin Packaging L.L.C., Second Lien(s)	Rigid Packaging	6.74%	8/17/15	24,000,000	23,695,556	23,352,000
Dial Global, Inc. et. al., Second Lien(s)	Media & Entertainment	13.00%	7/21/17	42,500,000	41,943,124	42,075,000
Fitness Together Franchise Corporation, First Lien(q)	Personal Fitness	11.50%	11/10/13	6,487,747	6,487,747	5,936,288
Grocery Outlet Inc., First Lien(s)	Grocery Retail	10.53%	12/15/17	24,875,000	24,875,000	25,422,250
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien(s)	Automobile Repair	7.25%	1/30/14	3,146,475	3,145,873	3,026,909
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien(q)(s)	Automobile Repair	9.25%	1/30/14	2,364,181	2,364,103	2,208,145

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

March 31, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
InterMedia Outdoors, Inc., Second Lien(s)	Printing/ Publishing	7.22%	1/31/14	$10,000,000	$10,000,000	$8,880,000
MCCI Group Holdings, LLC, Second Lien(s)	Healthcare Services	10.75%	1/29/18	40,000,000	40,000,000	40,000,000
Navilyst Medical, Inc., Second Lien	Healthcare Services	13.00%	8/14/15	15,000,000	14,881,818	15,000,000
Penton Media, Inc. et al., First Lien(d)(p)(q)(s)	Information Services	5.00%	8/1/14	11,424,782	9,331,069	8,637,130
Physiotherapy Associates, Inc. et al., Second Lien(s)	Rehabilitation Centers	12.00%	12/31/13	17,000,000	17,000,000	17,000,000
Potters Holdings II, L.P., Term Loan B, Second Lien(s)	Engineered Glass Beads	10.25%	11/6/17	15,000,000	14,805,854	15,000,000
Pre-Paid Legal Services, Inc., Term Loan B, First Lien(s)	Legal Services	11.00%	12/31/16	15,000,000	14,611,760	15,000,000
Progress Financial Corporation, Second Lien(q)	Financial Services	12.00%	7/26/16	30,000,000	29,566,148	30,000,000
Renaissance Learning, Inc., Second Lien(s)	Education Software	12.00%	10/19/18	20,000,000	19,249,863	20,000,000
Road Infrastructure Investment, LLC, Second Lien(s)	Manufacturing	10.25%	9/30/18	10,000,000	9,800,000	9,800,000
SOURCEHOV LLC, Second Lien(s)	Process Outsourcing	10.50%	4/29/18	25,000,000	22,222,395	23,125,000
Sur La Table, Inc., Second Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,000,000
United Subcontractors, Inc., First Lien(d)(p)(q)(s)	Building and Construction	4.47%	6/30/15	3,268,815	3,110,973	2,775,224
Volume Services America, Inc. et al., Term Loan B, First Lien(s)	Concession Services	10.50%	9/16/16	44,437,500	43,111,700	44,437,500
WBS Group LLC et al., Second Lien(s)	Software	10.50%	6/7/13	20,000,000	19,916,200	18,150,000
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	7.00%	3/2/17	6,790,896	6,790,896	6,790,896

Total Senior Secured Loans					645,916,173	642,176,221

Preferred Stock—0.0%
Alpha Media Group Holdings Inc., Series A-2(j)	Publishing			5,000	—	—

Total Preferred Stock					—	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

March 31, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—10.2%(j)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	$—	$—
Arclin Cayman Holdings Ltd.(g)(p)	Chemicals			450,532	9,722,203	9,830,000
Bankruptcy Management Solutions, Inc.(f)(p)	Financial Services			325,415	9,600,072	3,348,278
ECI Holdco, Inc., Class A-1 (Electrical Components)(f)	Electronics			18,848,836	18,848,836	43,472,000
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	8,250,000
MGHC Holding Corporation (Mattress Giant)(d)	Bedding — Retail			109,336	1,093,360	441,800
Tygem Holdings, Inc. Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)(p)	Building and Construction			147,944	7,438,260	6,492,809

Total Common Stock					51,702,731	71,834,887

Limited Partnership/Limited Liability Company Interests — 5.8%
ARS Investment Holdings, LLC(j)(k)	HVAC/ Plumbing Services			102,601	—	1,110,000
ASW International LLC(f)(j)(l)	Utility Vehicles			12,800	7,428,827	—
Big Dumpster Coinvestment, LLC(j)	Waste Management Equipment			—	5,333,333	—
Conney Prime Holdings LLC(d)(j)(m)	Safety Products			95,226	952,259	2,404,457
DynaVox Systems Holdings, LLC(j)(n)	Augmentative Communication Products			272,369	758,069	839,201
Marquette Transportation Company Holdings, LLC(j)(o)	Transportation			25,000	5,000,000	6,136,000
Marsico Holdings, LLC (c)(j)	Financial Services			91,445	1,848,077	228,613
Penton Business Media Holdings LLC(d)(j)	Information Services			—	9,050,000	15,888,924
PG Holdco, LLC (Press Ganey)(q)(r)	Healthcare Services	15.00%		333	336,815	336,816
PG Holdco, LLC (Press Ganey), Class A(j)	Healthcare Services			16,667	166,667	345,833
Sentry Security Systems Holdings, LLC(j)	Security Services			147,271	147,271	4,489
Sentry Security Systems Holdings, LLC(q)(r)	Security Services	8.00%		602,730	895,658	895,658

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

March 31, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
VSS-AHC Holdings LLC (Advanstar)(j)	Printing/ Publishing			352,941	$4,199,161	$2,669,454
WBS Group Holdings, LLC, Class B-1(q)(r)	Software	16.00%		8,000	16,461,943	7,035,320
Westward Dough Holdings, LLC, Class A(f)(j)	Restaurants			350,000	9,260,324	3,090,500

Total Limited Partnership/Limited Liability Company Interests					61,838,404	40,985,265

Equity Warrants/Options—1.2%(j)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	403,815	1,939,427
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	323,052	2,129,636
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	1,605,723
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	1,839,151
Bankruptcy Management Solutions, Inc(f)(p)	Financial Services		expire 10/1/17	23,046	365,584	28,169
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Superholdco SPV, LLC, (c)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire 7/26/18	429,596	502,627	649,809
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	10,500

Total Equity Warrants/Options					3,182,921	8,282,830

TOTAL INVESTMENTS— 155.6%					$1,142,954,575	1,095,390,307

OTHER ASSETS & LIABILITIES (NET)—(55.6)%						(391,438,685)

NET ASSETS—100.0%						$703,951,622

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2012	Net Realized Gain (Loss)***	Interest Income***	Fee Income***
Conney Safety Products, LLC Subordinated Debt	$25,582,734	$66,683	$—	$189,145	$25,838,562	$—	$1,023,309	$66,682
Conney Prime Holdings LLC Limited Liability Co. Interest	1,785,488	—	—	618,969	2,404,457	—	—	—
M&M Tradition Holdings Corp. Common Stock	7,250,000	—	—	1,000,000	8,250,000	—	—	—
MGHC Holding Corporation:
Common Stock	224,200	—	—	217,600	441,800	—	—	—
Warrants	—	—	(136,297)	136,297	— †	(136,297)	—	—
Penton Business Media Holdings LLC Limited Liability Co. Interest	20,321,858	—	—	(4,432,934)	15,888,924	—	—	—
Penton Media, Inc. et al. Senior Secured Loan	8,067,187	259,719	(31,551)	341,775	8,637,130	—	374,670	—
United Subcontractors, Inc. Senior Secured Loan	1,809,875	1,047,472	—	(82,123)	2,775,224	—	133,200	—
USI Senior Holdings, Inc. Common Stock	5,994,457	49,690	—	448,662	6,492,809	—	—	—

Totals	$71,035,799	$1,423,564	$ (167,848)	$ (1,562,609)	$70,728,906	$ (136,297)	$1,531,179	$66,682

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in- kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2012.
†	Investment no longer held at March 31, 2012.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2012 represents 10.0% of the Company’s net assets.

(c)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 16.9% of the Company’s net assets at March 31, 2012.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 64% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 55% of such senior secured loans have floors of 1.00% to 3.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2012 of all contracts within the specified loan facility
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Non-accrual status (in default) at March 31, 2012 and therefore non-income producing. At March 31, 2012, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.4% and 0.8% of total debt investments at fair value and amortized cost, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2012	Net Realized Gain (Loss)***	Interest Income***	Fee Income***
American SportWorks LLC Senior Secured Loan	$3,550,900	$—	$—	$1,100	$3,552,000	$—	$—	$—
ASW International LLC Limited Liability Co. Interest	—	—	—	—	—	—	—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,948,000	39,245	—	(35,245)	1,952,000	—	53,671	39,246
Senior Secured Loan, First Lien, B	15,512,497	513,543	(46,718)	(204,722)	15,774,600	—	754,532	—
Senior Secured Loan, Second Lien	21,992,702	1,067,526	—	(334,841)	22,725,387	—	804,923	—
Common Stock	1,772,470	—	—	1,575,808	3,348,278	—	—	—
Warrants	4,190	—	—	23,979	28,169	—	—	—
ECI Holdco, Inc. Common Stock	42,444,480	—	—	1,027,520	43,472,000	—	—	—
Westward Dough Operating Company, LLC Senior Secured Loan, First Lien	—	6,790,896	—	—	6,790,896	—	39,614	—
Westward Dough Holdings, LLC Class A	—	9,260,324	—	(6,169,824)	3,090,500	—	—	—

Totals	$87,225,239	$17,671,534	$(46,718)	$(4,116,225)	$100,733,830	$—	$1,652,740	$39,246

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment- in- kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2012.

The aggregate fair value of controlled investments at March 31, 2012 represents 14.3% of the Company’s net assets.

(j)	Non-income producing equity securities at March 31, 2012.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(n)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(q)	Interest may be paid in cash or paid-in-kind (“PIK”) which may be at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 5% of interest income earned for the three months ended March 31, 2012. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis. For the three months ended March 31, 2012 the following securities’ PIK was recorded at the prior quarter’s fair value: Big Dumpster Acquisition, Inc., Wastequip, Inc. and Alpha Media Group, Inc.
(r)	Dividend receivable for PIK preferred equity in the amount of $8,810,945 was reclassified to investment cost at the March 31, 2012 fair value.
(s)	Security bears interest at a floating rate that may or may not include an interest rate floor.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—16.2%
AGY Holding Corp. Second Lien(q)	Glass Yarns/Fibers	11.00%	11/15/14	$16,200,000	$15,958,040	$13,737,600
American Residential Services L.L.C. et al., Second Lien(d)	HVAC Plumbing Services	12.00%	4/15/15	40,000,000	39,865,081	40,400,000
Sizzling Platter LLC et al., First Lien(d)	Restaurants	12.25%	4/15/16	30,000,000	29,078,717	30,000,000
TriMark USA, Inc., Second Lien(f)(q)(r)	Food Service Equipment	11.50%	11/30/13	32,782,166	32,782,166	29,733,425

Total Senior Secured Notes					117,684,004	113,871,025

Unsecured Debt—0.7%
Big Dumpster Acquisition, Inc.(r)	Waste Management Equipment	13.50%	7/5/15	56,177,438	45,226,690	—
Maple Hill Acquisition LLC	Rigid Packaging	13.50%	10/1/15	5,000,000	4,882,791	5,000,000

Total Unsecured Debt					50,109,481	5,000,000

Subordinated Debt—23.3%
A & A Manufacturing Co., Inc.	Protective Enclosures	14.00%	5/16/16	27,403,430	27,147,191	27,403,430
Conney Safety Products, LLC(e)	Safety Products	16.00%	10/1/14	25,582,734	24,847,025	25,582,734
MediMedia USA, Inc.(d)(q)	Information Services	11.38%	11/15/14	19,950,000	18,903,945	19,171,950
MedQuist Inc. et al.(q)	Medical Transcription	13.00%	10/15/16	43,000,000	41,971,176	43,559,000
The Pay-O-Matic Corp.(r)	Financial Services	14.00%	1/15/15	15,366,867	15,269,195	15,366,867
PGA Holdings, Inc.	Healthcare Services	12.50%	3/12/16	5,000,000	4,947,850	5,000,000
Sarnova HC, LLC et al.(r)	Healthcare Products	14.00%	4/6/16	25,762,284	25,238,707	25,762,284
Wastequip, Inc.(r)	Waste Management Equipment	14.50%	2/5/15	10,194,216	8,611,497	1,192,724

Total Subordinated Debt					166,936,586	163,038,989

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—93.5%(f)
Advantage Sales & Marketing Inc., Second Lien	Marketing Services	9.25%	6/17/18	$10,000,000	$9,870,527	$9,790,000
Airvana Network Solutions Inc., First Lien	Software	10.00%	3/25/15	14,895,238	14,653,843	14,895,238
Alpha Media Group Inc., First Lien(r)	Publishing	12.00%	7/15/13	4,938,535	3,812,217	908,691
American SportWorks LLC, Second Lien(g)	Utility Vehicles	13.00%	6/16/15	8,000,000	8,000,000	3,550,900
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	43,600,000	43,600,000	43,600,000
Arclin US Holdings Inc., Second Lien(e)(h)(q)	Chemicals	7.75%	1/15/15	3,523,337	2,982,481	3,523,337
Ascend Learning, LLC, Second Lien	Education	11.50%	12/6/17	20,000,000	19,488,347	20,000,000
Ashton Woods USA L.L.C., Second Lien	Homebuilding	11.75%	7/6/15	37,500,000	37,236,720	37,500,000
Attachmate Corporation et al., Second Lien	Software	9.50%	10/27/17	5,000,000	4,933,770	4,775,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(g)	Financial Services	7.50%	8/20/14	2,000,000	1,585,115	1,948,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(g)(q)(r)	Financial Services	7.50%	8/20/14	18,689,755	10,494,843	15,512,497
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien(g)(q)(r)	Financial Services	8.37%	8/20/15	30,418,676	22,278,353	21,992,701
The Bargain! Shop Holdings Inc., Term Loan A, First Lien(h)(i)(q)	Discount Stores	15.00%	6/29/12	10,425,886	10,228,949	10,255,642
The Bargain! Shop Holdings Inc., Term Loan B, First Lien(h)(i)(q)	Discount Stores	15.00%	7/1/12	14,331,114	13,478,415	14,097,102
Berlin Packaging L.L.C., Second Lien	Rigid Packaging	6.81%	8/17/15	24,000,000	23,673,086	23,184,000
Dial Global, Inc. et. al., Second Lien	Media & Entertainment	13.00%	7/21/17	42,500,000	41,916,962	41,916,962
Fitness Together Franchise Corporation, First Lien(r)	Personal Fitness	11.50%	11/10/13	7,275,283	7,275,283	6,693,260

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Grocery Outlet Inc., First Lien	Grocery Retail	10.50%	12/15/17	$25,000,000	$25,000,000	$25,000,000
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien	Automobile Repair	7.25%6	1/30/14	3,170,391	3,169,702	2,986,508
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien(r)	Automobile Repair	9.25%	1/30/14	2,352,269	2,352,179	2,145,270
Henniges Automotive Holdings, Inc., First Lien	Automotive	12.00%	11/30/16	37,777,778	36,849,706	37,777,778
InterMedia Outdoors, Inc., Second Lien	Printing/ Publishing	7.33%	1/31/14	10,000,000	10,000,000	8,750,000
MCCI Group Holdings, LLC, Second Lien	Healthcare Services	10.75%	1/29/18	40,000,000	40,000,000	40,000,000
Navilyst Medical, Inc., Second Lien	Healthcare Services	13.00%	8/14/15	15,000,000	14,873,074	14,490,000
Penton Media, Inc. et al., First Lien(e)(q)(r)	Information Services	5.00%	8/1/14	11,426,611	9,102,901	8,067,187
Physiotherapy Associates, Inc. et al., Second Lien	Rehabilitation Centers	12.00%	12/31/13	17,000,000	17,000,000	17,000,000
Potters Holdings II, L.P., Term Loan B, Second Lien	Engineered Glass Beads	10.25%	11/6/17	15,000,000	14,797,215	15,000,000
Pre-Paid Legal Services, Inc., Term Loan B, First Lien	Legal Services	11.00%	12/31/16	15,000,000	14,591,397	15,000,000
Progress Financial Corporation, Second Lien(r)	Financial Services	12.00%	7/26/16	30,000,000	29,541,114	30,000,000
Renaissance Learning, Inc., Second Lien	Education Software	12.00%	10/19/18	20,000,000	19,221,325	19,221,325
SOURCEHOV LLC, Second Lien	Process Outsourcing	10.50%	4/29/18	25,000,000	22,108,488	22,700,000
Sur La Table, Inc., Second Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,000,000
United Subcontractors, Inc., First Lien(e)(q)(r)	Building and Construction	4.58%	6/30/15	2,172,719	2,063,501	1,809,875
Volume Services America, Inc. et al., Term Loan B, First Lien	Concession Services	10.50%	9/16/16	44,550,000	43,146,593	44,550,000
WBS Group LLC et al., Second Lien	Software	10.50%	6/7/13	20,000,000	19,898,550	18,700,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Westward Dough Operating Company, LLC, Term Loan A, First Lien	Restaurants	4.30%	3/31/12	6,850,000	$6,846,261	$3,347,907
Westward Dough Operating Company, LLC, Term Loan B, First Lien(j)	Restaurants	7.30%	3/31/12	8,334,656	8,330,290	4,905,633

Total Senior Secured Loans					664,401,207	655,594,813

Preferred Stock—0.0%
Alpha Media Group Holdings Inc., Series A-2(k)	Publishing			5,000	—	—

Total Preferred Stock					—	—

Common Stock—9.4%(k)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(e)(h)(q)	Chemicals			450,532	9,722,203	8,299,998
Bankruptcy Management Solutions, Inc.(g)(q)	Financial Services			325,415	9,600,072	1,772,470
ECI Holdco, Inc., Class A-1 (Electrical Components)(g)	Electronics			18,848,836	18,848,836	42,444,480
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication			500,000	5,000,000	7,250,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding —Retail			109,336	1,093,360	224,200
USI Senior Holdings, Inc.(United Subcontractors)(e)(q)	Building and Construction			109,750	7,388,570	5,994,457

Total Common Stock					51,653,041	65,985,605

Limited Partnership/Limited Liability Company Interests—5.6%
ARS Investment Holdings, LLC(k)(l)	HVAC/ Plumbing Services			102,601	—	1,110,000
ASW International LLC(g)(k)(m)	Utility Vehicles			12,800	7,428,827	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Big Dumpster Coinvestment, LLC(k)	Waste Management Equipment			—	$5,333,333	$—
Conney Prime Holdings LLC(e)(k)(n)	Safety Products			95,226	952,259	1,785,488
DynaVox Systems Holdings, LLC(k)(o)	Augmentative Communication Products			272,369	758,069	991,784
Marquette Transportation Company Holdings, LLC(k)(p)	Transportation			25,000	5,000,000	5,286,000
Marsico Holdings, LLC (d)(k)	Financial Services			91,445	1,848,077	248,730
Penton Business Media Holdings LLC(e)(k)	Information Services			—	9,050,000	20,321,858
PG Holdco, LLC (Press Ganey)(r)	Healthcare Services	15.00%		333	280,739	280,740
PG Holdco, LLC (Press Ganey), Class A(k)	Healthcare Services			16,667	166,667	345,833
Sentry Security Systems Holdings, LLC(k)	Security Services			147,271	147,271	4,127
Sentry Security Systems Holdings, LLC(r)	Security Services	8.00%		602,729	602,729	602,729
VSS-AHC Holdings LLC (Advanstar)(k)	Printing/ Publishing			352,941	4,199,161	4,479,337
WBS Group Holdings, LLC, Class B-1(r)	Software	16.00%		8,000	8,000,000	3,714,116

Total Limited Partnership/Limited Liability Company Interests					43,767,132	39,170,742

Equity Warrants/Options—0.9%(k)
Arclin Cayman Holdings Ltd., Tranche 1(e)(h)(q)	Chemicals		expire 1/15/14	230,159	403,815	1,433,846
Arclin Cayman Holdings Ltd., Tranche 2(e)(h)(q)	Chemicals		expire 1/15/15	230,159	323,052	1,618,076

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Arclin Cayman Holdings Ltd., Tranche 3(e)(h)(q)	Chemicals		expire 1/15/14	230,159	$484,578	$1,167,002
Arclin Cayman Holdings Ltd., Tranche 4(e)(h)(q)	Chemicals		expire 1/15/15	230,159	403,815	1,379,772
Bankruptcy Management Solutions, Inc(g)(q)	Financial Services		expire 10/1/17	23,046	365,584	4,190
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	88,213
Marsico Superholdco SPV, LLC, (d)	Financial Services		expire 12/14/19	455	444,450	—
MGHC Holding Corporation(e)	Bedding — Retail		expire 1/31/12	75,928	136,297	—
Progress Financial Corporation	Financial Services		expire 7/26/18	429,596	502,627	596,169
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	4,000

Total Equity Warrants/Options					3,319,218	6,291,268

TOTAL INVESTMENTS—149.6%					$1,097,870,669	1,048,952,442

OTHER ASSETS & LIABILITIES (NET)—(49.6)%						(347,943,593)

NET ASSETS—100.0%						$701,008,849

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 12.8% of the Company’s net assets at December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$8,370,000	$—	$(8,507,789)	$137,789	$—	†	$—	$—	$—
Warrants	5,453,023	—	(4,419,495)	(1,033,528)	—	†	—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	3,459,541	44,416	(3,547,259)	43,302	—	†	1,288	113,406	—
Conney Safety Products LLC
Subordinated Debt	29,665,252	293,386	(4,829,858)	453,954	25,582,734		170,143	4,954,546	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,062,247	63,359	—	659,882	1,785,488		—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	(4,968,000)	(149,040)	—	††	—	—	1,128,207
Common Stock	5,000,000	—	—	2,250,000	7,250,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	1,229,657	102,434	(4,014,328)	2,682,237	—	††	(2,784,672)	94,327	—
MGHC Holding Corporation:
Common Stock	—	—	(2,285,815)	2,285,815	—	††	(2,285,815)	—	—
Common Stock	—	1,093,360	—	(869,160)	224,200		—	—	—
Warrants	—	136,297	—	(136,297)	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	9,050,000	—	—	11,271,858	20,321,858		—	110,624	—
Penton Media, Inc. et al.
Senior Secured Loan	—	9,126,321	(23,420)	(1,035,714)	8,067,187		12,709	394,918	—
United Subcontractors, Inc.
Senior Secured Loan	1,589,952	282,513	—	(62,590)	1,809,875		—	67,861	—
USI Senior Holdings, Inc.
Common Stock	7,379,489	79,504	—	(1,464,536)	5,994,457		—	—	—

Totals	$77,376,201	$11,221,590	$(32,595,964)	$15,033,972	$71,035,799		$(4,886,347)	$5,735,682	$1,128,207

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the twelve months ended December 31, 2011.
†	Investment moved out of non-controlled, affiliated category at December 31, 2011.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2011 represents 10.1% of the Company’s net assets.

(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 68% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 58% of such senior secured loans have floors of 1.00% to 3.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2011 of all contracts within the specified loan facility.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest/ Other Income***
Al Solutions, Inc.
Senior Secured Loan	$115,000	$—	$(115,000)	$—	$—	†	$—	$6,738
American SportWorks LLC
Senior Secured Loan	7,200,000	—	—	(3,649,100)	3,550,900		—	1,104,445
ASW Investment Holdings, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,427,700	157,414	—	362,886	1,948,000		—	309,498
Senior Secured Loan, First Lien, B	—	10,524,207	(29,363)	5,017,653	15,512,497		39,727	1,685,875
Senior Secured Loan, Second Lien	21,342,029	3,762,586	—	(3,111,913)	21,992,702		—	4,405,452
Common Stock	4,516,560	60,832	—	(2,804,922)	1,772,470		—	—
Warrants	125,880	—	—	(121,690)	4,190		—	—
ECI Holdco, Inc.
Common Stock	51,480,000	—	—	(9,035,520)	42,444,480		—	—
Electrical Components International, Inc.
Senior Secured Loan	1,641,718	—	(1,641,718)	—	—	†	—	14,730
Fitness Together Franchise Corporation
Senior Secured Loan	6,119,804	628,104	(518,868)	464,220	—	†	—	841,951
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	(173,326)	173,326	—	†	(156,062)	—
Preferred Stock Series A-1	—	—	(49,056)	49,056	—	†	(44,539)	—
Preferred Stock Series B Convertible	1,478,000	—	(9,100,000)	7,622,000	—	†	(7,637,759)	—
Common Stock	—	—	(118,500)	118,500	—	†	(102,521)	—

Totals	$95,446,691	$15,133,143	$ (11,745,831)	$ (4,915,504)	$ 87,225,239		$ (7,901,154)	$ 8,368,689

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2011. There was no dividend income from these securities during the period.
†	Investment moved out of controlled category at December 31, 2011.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of controlled investments at December 31, 2011 represents 12.4% of the Company’s net assets.

(i)	Principal amount is denominated in Canadian dollars.
(j)	Non-accrual status (in default) at December 31, 2011 and therefore non-income producing. At December 31, 2011, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.5% and 0.8% of total debt investments at fair value and amortized cost, respectively.
(k)	Non-income producing equity securities at December 31,2011.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(n)	The Company is the sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non- affiliated investment.
(q)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(r)	Interest may be paid in cash or paid-in-kind (“PIK”) which may be at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2012.

2. Significant accounting policies

Basis of Presentation

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

Expenses are recorded on an accrual basis.

Investments

Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses on the disposition of investments are calculated using the specific identification method.

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

With respect to the Company’s investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, the Board of Directors has approved a multi-step valuation process applied each quarter, as described below:

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, (e.g. non-performance risk), its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the Company’s principal market (as the reporting entity) and enterprise values.

Until the end of the second calendar quarter following its acquisition, each unquoted investment in a new portfolio company generally is valued at amortized cost, which the Advisor believes approximates fair value under the circumstances. As of that date, an independent valuation firm conducts an initial independent appraisal of the investment.

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”), defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. See note 10 for further details.

Cash and Cash Equivalents

Cash equivalents include short-term, liquid investments in a money market fund.

Revenue Recognition

Interest income is recorded on an accrual basis and includes amortization of premiums and accretion of discounts. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security. Premiums and discounts are determined based on the cash flows expected to be received for a particular investment upon maturity.

Dividend income is recorded on the ex-dividend date and is adjusted to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, such income is accrued only to the extent that the Advisor believes that the PIK income is likely to be collected.

Structuring service fees, origination, closing, commitment and other upfront fees are generally non-recurring and are recognized as revenue when earned. In instances where the Company does not perform significant services in connection with the related investment, fees paid to the Company in these situations may be deferred and amortized over the estimated life of the loan. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as income.

U.S. Federal Income Taxes

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

Dividends to Common Stockholders

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

Foreign Currency

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

Debt Issuance Costs

Debt issuance costs are amortized over the term of the related debt using the straight line method.

Equity Offering Expenses

The Company records registration expenses related to its shelf registration statement and related SEC filings as prepaid assets. These expenses are charged as a reduction of capital upon utilization, in accordance with ASC 946, Financial Services—Investment Companies.

Non-Accrual Loans

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 were effective for the Company on January 1, 2012. Management has adopted the provisions of ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have an impact on the measurement of fair value of the Company’s investments, but did impact the Company’s disclosures related to fair value, which have been reflected in the notes to these consolidated financial statements.

In December 2011, FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” These common disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on a portfolio’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and disclose instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Management is currently evaluating the implications of ASU 2011-11 and its impact on financial statement disclosures.

3. Agreements and related party transactions

Base Management Fee

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

For the three months ended March 31, 2012 and 2011, the Advisor earned $5,390,448 and $4,465,239, respectively, in Management Fees under the Management Agreement.

Incentive Management Fee

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2012 and 2011 was determined by reference to the four quarter periods ended on March 31, 2012 and 2011, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three months ended March 31, 2012 and 2011, the Advisor earned $2,213,859 and zero, respectively, in Incentive Fees from the Company.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2012 and 2011, the Company incurred $363,685 and $425,485, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three months ended March 31, 2012 and 2011 were $481,022 and $345,520, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2012 and 2011, the Company incurred $30,706 and $241,962, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the three months ended March 31, 2012.

At March 31, 2012 and December 31, 2011, the Advisor owned and had the right to vote approximately 88,000 and 259,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 258,000 and 275,000 shares, respectively, of the Company’s common stock. At March 31, 2012 and December 31, 2011, other entities affiliated with the Administrator beneficially owned approximately 6,019,000 shares of the Company’s common stock, representing approximately 8.2% of the total shares outstanding.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three months ended March 31, 2012 and 2011.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Numerator for basic and diluted net increase in net assets per share	$20,298,244	$18,014,892
Denominator for basic and diluted net increase in net assets per share	73,417,624	72,780,392
Basic/diluted net increase in net assets per share from operations	$0.28	$0.25

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended March 31, 2012 and 2011 totaled $73,445,809 and $39,551,384, respectively. Sales, repayments and other exits of investments for the three months ended March 31, 2012 and 2011 totaled $40,738,798 and $4,046,712, respectively.

At March 31, 2012, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$152,007,849	$153,322,789
Unsecured debt	50,126,184	5,000,000
Subordinated debt	178,180,313	173,788,315
Senior secured loans:
First lien	168,049,052	170,576,587
Second/other priority lien	477,867,121	471,599,634

Total senior secured loans	645,916,173	642,176,221

Common stock	51,702,731	71,834,887
Limited partnership/limited liability company interests	61,838,404	40,985,265
Equity warrants/options	3,182,921	8,282,830

Total investments	$1,142,954,575	$1,095,390,307

At December 31, 2011, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$117,684,004	$113,871,025
Unsecured debt	50,109,481	5,000,000
Subordinated debt	166,936,586	163,038,989
Senior secured loans:
First lien	212,981,195	209,900,588
Second/other priority lien	451,420,012	445,694,225

Total senior secured loans	664,401,207	655,594,813

Common stock	51,653,041	65,985,605
Limited partnership/limited liability company interests	43,767,132	39,170,742
Equity warrants/options	3,319,218	6,291,268

Total investments	$1,097,870,669	$1,048,952,442

Industry Composition

The industry composition of the portfolio at fair value at March 31, 2012 and December 31, 2011 was as follows:

	March 31,	December 31,
Industry	2012	2011
Healthcare	15.1%	12.9%
Personal and Other Services	12.6	13.1
Business Services	9.9	9.9
Financial Services	8.7	8.3
Manufacturing	8.5	7.6
Printing, Publishing and Media	7.2	8.1
Building and Real Estate	5.6	4.3
Chemicals	5.4	4.4
Retail	5.1	5.2
Distribution	4.9	5.1
Consumer Products	4.6	4.8
Electronics	4.0	4.1
Beverage, Food and Tobacco	3.6	3.6
Containers and Packaging	2.6	2.7
Telecommunications	1.2	1.4
Transportation	0.6	0.5
Entertainment and Leisure	0.4	0.4
Automotive	-	3.6

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2012 was United States 95.9% and Canada 4.1%, and at December 31, 2011 was United States 96.0% and Canada 4.0%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Market, Credit and Industry Risk

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

Foreign Currency

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

At March 31, 2012, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2012	Unrealized Appreciation (Depreciation)
Canadian dollar	April 11, 2012	381,000 Sold	$ 374,613	$ 381,371	$ (6,758)
Canadian dollar	April 11, 2012	1,519,500 Sold	1,496,322	1,520,979	(24,657)
Canadian dollar	April 11, 2012	23,237,500 Sold	22,885,295	23,260,120	(374,825)

Total			$ 24,756,230	$ 25,162,470	$ (406,240)

At December 31, 2011, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2011	Unrealized Appreciation (Depreciation)
Canadian dollar	January 18, 2012	295,000 Purchased	$ (289,385)	$ (290,124)	$ 739
Canadian dollar	January 18, 2012	593,819 Purchased	(587,012)	(584,004)	(3,008)
Canadian dollar	January 18, 2012	24,982,000 Sold	23,465,055	24,569,027	(1,103,972)

Total			$ 22,588,658	$ 23,694,899	$ (1,106,241)

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

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2012 and December 31, 2011 reflect the volume of derivative activity throughout the periods presented.

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2012 and December 31, 2011 represents 1.2% and 0.9%, respectively, of the Company’s net assets.

7. Debt

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on April 20, 2010, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $375,000,000 outstanding, at any one time, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid using the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At March 31, 2012, the effective LIBOR spread under the Credit Facility was 3.13%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At March 31, 2012, the Company had $203,900,000 drawn on the Credit Facility versus $168,000,000 at December 31, 2011. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $171,100,000 at March 31, 2012.

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

The Company’s average outstanding debt balance during the three months ended March 31, 2012 and 2011 was $354,976,923 and $259,711,111, respectively. The maximum amounts borrowed during the three months ended March 31, 2012 and 2011 were $378,900,000 and $363,000,000, respectively.

The weighted average annual interest cost for the three months ended March 31, 2012 and 2011 was 5.03% and 5.16%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the three months ended March 31, 2012 and 2011 were $252,238 and $321,542, respectively.

At March 31, 2012, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2011, the repurchase plan was further extended through the earlier of June 30, 2012 or until the approved number of shares has been repurchased. During the three months ended March 31, 2012, the Company purchased zero shares of its common stock on the open market. During the three months ended March 31, 2011, the Company purchased a total of 200,000 shares of its common stock on the open market for $2,003,040, including brokerage commissions. Since inception of the repurchase plan through March 31, 2012, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At March 31, 2012, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2012 and 2011.

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

10. Fair value of financial instruments

Fair Value Measurements and Disclosure

ASC 820-10 defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820-10 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled non-affiliated, non-controlled affiliated and controlled investments is contained in the accompanying consolidated schedules of investments and other consolidated financial statements. The information in the tables below is presented on an aggregate portfolio basis, without segregating the non-controlled non-affiliated, non-controlled affiliated and controlled investment categories.

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility and Senior Secured Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility and Senior Secured Notes would be classified as Level 2 with respect to the fair value hierachy. The carrying and fair values of the Company’s Credit Facility payable were $203,900,000 and $198,802,500 at March 31, 2012 and $168,000,000 and $157,080,000 at December 31, 2011, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $177,874,470 at March 31, 2012 and $175,000,000 and $180,815,000 at December 31, 2011, respectively. The carrying and fair values of the Company’s total debt outstanding were therefore $378,900,000 and $376,676,970 at March 31, 2012 and $343,000,000 and $337,895,000 at December 31, 2011, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at March 31, 2012 and December 31, 2011 in determining such fair values:

			Fair Value Inputs at March 31, 2012
		Fair Value at March 31, 2012	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$	153,322,789	$—	$—	$153,322,789
Unsecured debt		5,000,000	—	—	5,000,000
Subordinated debt		173,788,315	—	—	173,788,315
Senior secured loans		642,176,221	—	—	642,176,221
Common stock		71,834,887	—	—	71,834,887
Limited partnership/limited liability company interests		40,985,265	—	—	40,985,265
Equity warrants/options		8,282,830	—	—	8,282,830

Total investments		1,095,390,307	—	—	1,095,390,307
Forward foreign currency contracts		(406,240)	—	(406,240)	—
Cash and cash equivalents		4,530,028	4,530,028	—	—

Total	$	1,099,514,095	$4,530,028	$(406,240)	$1,095,390,307

			Fair Value Inputs at December 31, 2011
		Fair Value at December 31, 2011	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$	113,871,025	$—	$—	$113,871,025
Unsecured debt		5,000,000	—	—	5,000,000
Subordinated debt		163,038,989	—	—	163,038,989
Senior secured loans		655,594,813	—	—	655,594,813
Common stock		65,985,605	—	—	65,985,605
Limited partnership/limited liability company interests		39,170,742	—	—	39,170,742
Equity warrants/options		6,291,268	—	—	6,291,268

Total investments		1,048,952,442	—	—	1,048,952,442
Forward foreign currency contracts		(1,106,241)	—	(1,106,241)	—
Cash and cash equivalents		7,778,993	7,778,993	—	—

Total	$	1,055,625,194	$7,778,993	$(1,106,241)	$1,048,952,442

In determining the fair values of the Company’s forward foreign currency contracts at March 31, 2012 and at December 31, 2011, the Company used unadjusted indicative price quotations for similar assets (Level 2).

The valuation techniques used at March 31, 2012 and December 31, 2011 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,089,551,531 and $1,043,181,658 as of March 31, 2012 and December 31, 2011, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended March 31, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2012
Senior secured notes	$113,871,025	$319,695	$—	$5,127,919	$34,004,150	$—	$—	$153,322,789
Unsecured debt	5,000,000	16,703	—	(16,703)	—	—	—	5,000,000
Subordinated debt	163,038,989	582,122	—	(494,401)	10,661,605	—	—	173,788,315
Senior secured loans	655,594,813	2,794,825	(11,097)	5,066,441	19,470,037	(40,738,798)	—	642,176,221
Preferred stock	—	—	—	—	—	—	—	—
Common stock	65,985,605	—	—	5,799,592	49,690	—	—	71,834,887
Limited partnership /LLC Interest	39,170,742	—	—	(16,256,749)	18,071,272	—	—	40,985,265
Equity warrants/options	6,291,268	—	(136,297)	2,127,859	—	—	—	8,282,830

Total investments	$1,048,952,442	$3,713,345	$(147,394)	$1,353,958	$82,256,754	$(40,738,798)	$—	$1,095,390,307

The following is a reconciliation for the three months ended March 31, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2011
Senior secured notes	$88,265,252	$22,877	$—	$(202,100)	$—	$—	$—	$88,086,029
Unsecured debt	6,898,385	321,911	—	(207,254)	81,293	—	—	7,094,335
Subordinated debt	221,369,811	368,502	(2,784,672)	5,425,710	182,158	(1,229,656)	—	223,331,853
Senior secured loans	444,823,276	950,942	(36,286,000)	39,076,672	40,901,828	(4,296,396)	—	485,170,322
Preferred stock	6,595,040	—	(899,994)	467,999	—	(5)	—	6,163,040
Common stock	83,162,072	—	(2,385,754)	844,003	(520,536)	(61)	—	81,099,724
Limited partnership /LLC Interest	23,387,927	—	—	2,223,969	—	—	—	25,611,896
Equity warrants/options	5,583,903	—	—	(1,339,575)	386,298	—	—	4,630,626

Total investments	$880,085,666	$1,664,232	$(42,356,420)	$46,289,424	$41,031,041	$(5,526,118)	$—	$921,187,825

There were no transfers between Levels during the three months ended March 31, 2012 and 2011. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2012 were as follows:

EBITDA Multiples	4.8x to 11.2x
Market Yields	11.8% to 16.5%

The significant unobservable input of the underlying investment used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in an increase or decrease in the fair value measurement. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments is the market multiple of earnings before income tax, depreciation and amortization (“EBITDA”) of the comparable guideline public companies. The independent valuation firms select a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The independent valuation firms select percentages from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment.

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2012 and 2011.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Per Share Data:
Net asset value, beginning of period	$9.58	$9.62

Net investment income	0.26	0.20
Net realized and unrealized gain	0.02	0.05

Total from investment operations	0.28	0.25
Dividend distributions to stockholders from net investment income	(0.26)	(0.32)
Issuance (reinvestment) of stock at prices (below) above net asset value	(0.01)	0.01

Net increase (decrease) in net assets	0.01	(0.06)

Net asset value, end of period	$9.59	$9.56

Market price, end of period	$9.82	$10.12

Total return(1)(2)	24.20%	(5.81)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	5.01%	3.48%
Ratio of interest and other debt related expenses to average net assets(3)	3.03%	2.45%

Ratio of total expenses to average net assets(3)	8.04%	5.93%
Ratio of net investment income to average net assets(3)	10.78%	8.59%
Net assets, end of period	$703,951,622	$695,433,101
Average debt outstanding	$354,976,923	$259,711,111
Weighted average shares outstanding	73,417,624	72,780,392
Average debt per share(4)	$4.84	$3.57
Portfolio turnover(2)	4%	*

*  Less than 1%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On May 2, 2012, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on July 3, 2012 to stockholders of record at the close of business on June 19, 2012.

In addition to the subsequent events included in these notes to the consolidated financial statements, the Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred that would require accrual or additional disclosures.

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Financial and operating highlights

At March 31, 2012:

Investment Portfolio: $1,099.9 million

Net Assets: $704.0 million

Indebtedness (borrowings under Credit Facility and Senior Secured Notes): $378.9 million

Net Asset Value per share: $9.59

Portfolio Activity for the Three Months Ended March 31, 2012:

Cost of investments during period: $73.4 million

Sales, repayments and other exits during period: $40.7 million

Number of portfolio companies at end of period: 55

Operating Results for the Three Months Ended March 31, 2012:

Net investment income before Incentive Fees per share: $0.29

Net investment income per share: $0.26

Dividends declared per share: $0.26

Earnings per share: $0.28

Net investment income before Incentive Fees: $21.2 million

Net investment income: $19.0 million

Net realized and unrealized gains: $1.3 million

Net increase in net assets from operations: $20.3 million

Portfolio and investment activity

During the three months ended March 31, 2012, we invested approximately $73.4 million across two new and several existing portfolio companies. The investments consisted primarily of senior secured loans secured by first liens ($3.1 million, or 4%), or second liens ($25.6 million, or 35%), senior secured notes ($34.0 million, or 46%) and unsecured or subordinated debt securities and equity securities ($10.7 million, or 15%). Additionally, we received proceeds from sales/repayments and other exits of approximately $40.7 million during the three months ended March 31, 2012.

At March 31, 2012, our portfolio of $1,099.9 million (at fair value) consisted of 55 portfolio companies and was invested 58% in senior secured loans, 16% in unsecured or subordinated debt securities, 14% in senior secured notes, 11% in equity investments and 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $20.8 million at March 31, 2012. Our largest portfolio company investment by value was approximately $52.5 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at March 31, 2012. At December 31, 2011, our portfolio of $1,056.7 million (at fair value) consisted of 54 portfolio companies and was invested 62% in senior secured loans, 16% in unsecured or subordinated debt securities, 11% in equity investments, 11% in senior secured notes and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost was approximately $20.3 million. Our largest portfolio company investment by value was approximately $50.0 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2011.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.3% at March 31, 2012 and 12.7% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.6% and 13.7%, respectively, at March 31, 2012, versus 12.2% and 13.5% at December 31, 2011. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.6% at March 31, 2012 and 11.9% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.5% and 11.9%, respectively, at March 31, 2012, versus 12.0% and 11.4% at December 31, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount based on the expected cash flows of the respective portfolio investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments and cash and cash equivalents.

At March 31, 2012, 45.3% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 54.7% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 39.4% at March 31, 2012. At December 31, 2011, 50.6% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 49.4% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 43.8% at December 31, 2011.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.19 at March 31, 2012 versus 1.20 at December 31, 2011. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Grade 1	$908,137,518	$872,465,840
Grade 2	168,441,417	156,359,268
Grade 3	13,171,320	9,000,116
Grade 4	5,549,137	11,035,005
Not Rated	90,915	92,213

Total investments	$1,095,390,307	$1,048,952,442

Results of operations

Results comparisons for the three months ended March 31, 2012 and 2011.

Investment income

Investment income totaled $33,206,665 and $25,160,129, respectively, for the three months ended March 31, 2012 and 2011, of which $22,541,644 and $12,521,315 were attributable to interest and fees on senior secured loans, $10,334,469 and $11,696,393 to interest and fees earned on other debt securities, $328,030 and $923,643 to dividends from preferred equity securities and $2,522 and $18,778 to interest earned on cash equivalents, respectively. For the three months ended March 31, 2012 and 2011 investment income included fees of $3,485,540 and $619,352, respectively. For the three months ended March 31, 2012 fee income included $2,341,461 from fees earned on early repayments of loans as well as amortization of fees and $1,144,079 of amendment and capital structuring fees. Interest income earned is comprised of cash interest of approximately 95% as well as PIK interest of approximately 5% for the three months ended March 31, 2012. The increase in investment income for the current period reflects the growth of our portfolio as a result of the deployment of debt capital under our credit facility.

Expenses

Expenses for the three months ended March 31, 2012 and 2011 were $14,182,453 and $10,283,494, respectively, which consisted of $5,390,448 and $4,465,239 in base management fees, $4,712,943 and $3,642,219 in interest expense and fees related to the Credit Facility and Senior Secured Notes, $2,213,859 and zero in incentive management fees, $627,779 and $608,727 in amortization of debt issuance costs, $363,685 and $425,485 in Advisor expenses, $120,766 and $108,269 in director fees, $118,854 and $359,056 in professional fees, $82,331 and $290,802 in administrative services, and $551,788 and $383,697 in other expenses, respectively. The increases in base management fees and incentive management fees in the current period reflect the overall growth and appreciation in value of our portfolio. The increase in interest and credit facility related expenses during the 2012 period is mainly a result of increased borrowing levels, as well as the issuance of $175 million in aggregate principal amount of our senior secured notes during January 2011. Total borrowings were $378,900,000 at March 31, 2012, compared to $275,000,000 at March 31, 2011.

Net investment income

Net investment income was $19,024,212 and $14,876,635 for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily a result of an increase in interest income and fees, partially offset by an increase in base management and incentive management fees, as well as interest and credit facility related expenses.

Net realized gain or loss

Net realized loss of $(317,969) for the three months ended March 31, 2012 was the result of $(147,394) in net losses from the expiration of an equity warrant and $(170,575) in net loss realized on foreign currency transactions. Net realized loss of $(42,867,692) for the three months ended March 31, 2011 was the result of $(42,367,616) in net losses realized from the disposition of our investments and $(500,076) in net loss realized on foreign currency transactions. Net realized loss on investments for the three months ended March 31, 2011 resulted primarily from the restructuring or disposition of our investments in Facet Technologies, LLC and Mattress Giant Corporation. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2012 and 2011, the change in net unrealized depreciation was a decrease in net unrealized depreciation of $1,592,001 and $46,005,949, respectively. The decrease in net unrealized depreciation for the three months ended March 31, 2012 was comprised of a decrease in net unrealized depreciation on investments of $893,223 and a net unrealized foreign currency translation gain of

$698,778. The decrease in net unrealized depreciation for the three months ended March 31, 2011 was comprised of a decrease in net unrealized depreciation on investments of $46,289,424 and a net unrealized foreign currency translation loss of $(283,475). The valuations of our investments were favorably impacted by improved performance in certain portfolio companies. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies.

Net increase in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended March 31, 2012 and 2011 was an increase of $20,298,244 and $18,014,892, respectively. The increase primarily reflects the increase in net investment income partially offset by a smaller decrease in net unrealized depreciation on investments, net of realized losses, for the three months ended March 31, 2012.

Supplemental Non-GAAP information

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

We record our liability for Incentive Fees as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter is based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the current fiscal quarter. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become, generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilize for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Quarterly Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
GAAP Basis:
Net Investment Income	$19,024,212	$14,876,635
Net Increase in Net Assets from Operations	20,298,244	18,014,892
Net Asset Value at end of period	703,951,622	695,433,101
Less: Incremental Incentive Fee expense using existing formula as applied to current period operating results	(2,589,424)	(271,867)
Addback: GAAP incentive management fee expensed in the current quarter	2,213,859	—

As Adjusted:
Net Investment Income	$18,648,647	$14,604,768
Net Increase in Net Assets from Operations	19,922,679	17,743,025
Net Asset Value at end of period	703,576,057	695,161,234

Per Share Amounts, GAAP Basis:
Net Investment Income	$0.26	$0.20
Net Increase in Net Assets from Operations	0.28	0.25
Net Asset Value at end of period	9.59	9.56

Per Share Amounts, As Adjusted:
Net Investment Income	$0.25	$0.20
Net Increase in Net Assets from Operations	0.27	0.24
Net Asset Value at end of period	9.58	9.55

Financial condition, liquidity and capital resources

During the three months ended March 31, 2012, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales and unsettled purchases of selected portfolio company investments or repayments of principal.

Net cash used in operating activities during the three months ended March 31, 2012 was $21,843,597. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $20,298,244, which was more than offset by purchases of investments in portfolio companies (net of sales and repayments) of $32,707,011.

Net cash provided by financing activities during the three months ended March 31, 2012 was $18,594,359. Our primary source of cash for financing activities was $35,900,000 in proceeds from borrowings, net of repayments under the Credit Facility. Our primary use of cash for financing activities was $17,305,641 of dividend distributions.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At March 31, 2012, the effective LIBOR spread under the Credit Facility was 3.13%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At March 31, 2012, we had $203,900,000 drawn and outstanding under the Credit Facility, with $171,100,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. At March 31, 2012, the Company was in compliance with regulatory coverage requirements with an asset coverage ratio of approximately 284% and was in compliance with all financial covenants under our debt agreements. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

In January 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes. The Senior Secured Notes contain customary affirmative and negative covenants substantially similar to those in our Credit Facility. At March 31, 2012, we were in compliance with all financial and operational covenants required by the Credit Facility and Senior Secured Notes.

At March 31, 2012, we had $4,530,028 in cash and cash equivalents.

The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, repayment of indebtedness and other general corporate purposes.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2012 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$203.9	$—	$203.9	$—	$—
Senior Secured Notes	175.0	—	—	158.0	17.0
Interest and Credit Facility Fees Payable	2.7	2.7	—	—	—

(1)	At March 31, 2012, $171.1 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2012.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions at all or dividends and distributions at a particular level. The following table lists the quarterly dividend per share from our common stock since March 2010.

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $1,734,945 and $2,295,131, respectively.

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

Recent developments

On May 2, 2012, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on July 3, 2012 to stockholders of record at the close of business on June 19, 2012.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2012, 45.3% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2012, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 39.4%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, we have performed the following analysis based on our March 31, 2012 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $5,400,000, or $0.07 per share, in the value of our net assets at March 31, 2012 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $5,600,000, or $0.08 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2012 and 2011, we did not engage in any interest rate hedging activity.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: May 3, 2012	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: May 3, 2012	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer