Form 10-Q
period 2012-06-30
BlackRock Kelso Capital CORP
filed 2012-08-02
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 1, 2012 was 73,695,114

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $922,784,492 and $959,635,127)	$925,770,739	$890,691,404
Non-controlled, affiliated investments (cost of $69,270,728 and $59,633,913)	81,685,718	71,035,799
Controlled investments (cost of $146,384,217 and $78,601,629)	158,086,657	87,225,239

Total investments at fair value (cost of $1,138,439,437 and $1,097,870,669)	1,165,543,114	1,048,952,442
Cash and cash equivalents	11,473,158	7,478,904
Cash denominated in foreign currencies (cost of $10,007 and $300,380)	10,130	300,089
Unrealized appreciation on forward foreign currency contracts	370,304	—
Receivable for investments sold	192,556	2,734,705
Interest receivable	18,773,920	16,474,871
Dividends receivable	—	8,493,799
Prepaid expenses and other assets	5,936,213	6,740,517

Total Assets	$1,202,299,395	$1,091,175,327

Liabilities
Payable for investments purchased	$9,866,062	$421,597
Unrealized depreciation on forward foreign currency contracts	—	1,106,241
Debt	449,900,000	343,000,000
Interest payable	5,529,001	5,592,184
Dividend distributions payable	19,124,740	19,040,586
Base management fees payable	5,522,189	5,293,755
Incentive management fees payable	—	11,878,159
Accrued administrative services	112,951	144,625
Other accrued expenses and payables	5,185,635	3,689,331

Total Liabilities	495,240,578	390,166,478

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 74,982,208 and 74,636,091 issued and 73,556,701 and 73,210,584 outstanding	74,982	74,636
Paid-in capital in excess of par	986,066,767	983,082,373
Distributions in excess of taxable net investment income	(22,973,410)	(26,165,703)
Accumulated net realized loss	(270,739,030)	(194,505,823)
Net unrealized appreciation (depreciation)	24,106,184	(51,999,958)
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	707,058,817	701,008,849

Total Liabilities and Net Assets	$1,202,299,395	$1,091,175,327

Net Asset Value Per Share	$9.61	$9.58

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$28,049,784	$22,260,880	$54,258,960	$43,221,104
Non-controlled, affiliated investments	1,484,764	1,235,193	3,015,943	2,673,978
Controlled investments	1,777,957	1,445,073	3,430,697	2,663,198

Total interest income	31,312,505	24,941,146	60,705,600	48,558,280
Fee income:
Non-controlled, non-affiliated investments	3,708,563	10,578,716	7,088,175	11,080,413
Non-controlled, affiliated investments	66,682	79,716	133,364	158,556
Controlled investments	39,245	39,246	78,491	78,061

Total fee income	3,814,490	10,697,678	7,300,030	11,317,030

Dividend income:
Non-controlled, non-affiliated investments	339,282	1,099,169	667,312	1,668,595
Non-controlled, affiliated investments	—	368,575	—	722,792
Controlled investments	—	—	—	—

Total dividend income	339,282	1,467,744	667,312	2,391,387

Total investment income	35,466,277	37,106,568	68,672,942	62,266,697

Expenses:
Base management fees	5,522,189	4,958,231	10,912,637	9,423,470
Interest and credit facility fees	5,024,200	4,052,052	9,737,143	7,694,271
Incentive management fees	—	—	2,213,859	—
Amortization of debt issuance costs	627,780	627,779	1,255,559	1,236,506
Investment advisor expenses	488,961	435,530	852,646	861,015
Professional fees	384,677	303,457	503,531	662,513
Administrative services	170,203	255,819	252,534	546,621
Director fees	112,797	104,000	233,563	212,269
Other	752,233	630,466	1,304,021	1,014,163

Total expenses	13,083,040	11,367,334	27,265,493	21,650,828

Net Investment Income	22,383,237	25,739,234	41,407,449	40,615,869

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(75,324,493)	(33,030)	(75,335,590)	(37,331,447)
Non-controlled, affiliated investments	(181,608)	—	(317,905)	(5,069,199)
Controlled investments	—	3,443	—	3,443
Foreign currency	(409,137)	(678,187)	(579,712)	(1,178,263)

Net realized loss	(75,915,238)	(707,774)	(76,233,207)	(43,575,466)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	72,311,953	8,226,330	78,884,010	48,881,559
Non-controlled, affiliated investments	2,575,713	3,672,727	1,013,104	10,637,490
Controlled investments	(1,153,154)	1,412,925	(5,269,379)	82,357
Foreign currency translation	779,629	574,934	1,478,407	291,459

Net change in unrealized appreciation or depreciation	74,514,141	13,886,916	76,106,142	59,892,865

Net realized and unrealized gain (loss)	(1,401,097)	13,179,142	(127,065)	16,317,399

Net Increase in Net Assets Resulting from Operations	$20,982,140	$38,918,376	$41,280,384	$56,933,268

Net Investment Income Per Share	$0.30	$0.35	$0.56	$0.56

Earnings Per Share	$0.29	$0.53	$0.56	$0.78

Basic and Diluted Weighted-Average Shares Outstanding	73,553,800	73,012,910	73,485,712	72,897,293
Dividends Declared Per Share	$0.26	$0.26	$0.52	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Net Increase in Net Assets Resulting from Operations:
Net investment income	$ 41,407,449	$ 40,615,869
Net realized loss	(76,233,207)	(43,575,466)
Net change in unrealized appreciation or depreciation	76,106,142	59,892,865

Net increase in net assets resulting from operations	41,280,384	56,933,268

Dividend Distributions to Stockholders from:
Net investment income	(38,215,156)	(42,337,163)

Capital Share Transactions:
Proceeds from shares sold	—	2,000,000
Reinvestment of dividends	2,984,740	4,543,659
Purchases of treasury stock	—	(2,003,040)

Net increase in net assets resulting from capital share transactions	2,984,740	4,540,619

Total Increase in Net Assets	6,049,968	19,136,724
Net assets at beginning of period	701,008,849	698,479,924

Net assets at end of period	$ 707,058,817	$ 717,616,648

Capital Share Activity:
Shares issued from subscriptions	—	200,000
Shares issued from reinvestment of dividends	346,117	443,272
Purchases of treasury stock	—	(200,000)

Net increase in shares outstanding	346,117	443,272

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Operating Activities:
Net increase in net assets resulting from operations	$41,280,384	$56,933,268
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(221,688,329)	(121,126,653)
Sales (purchases) of foreign currency contracts—net	(578,264)	(1,190,297)
Proceeds from sales/repayments of investments	121,235,989	75,421,486
Net change in unrealized appreciation or depreciation on investments	(74,627,735)	(59,601,406)
Net change in unrealized appreciation or depreciation on foreign currency translation	(1,478,407)	(291,459)
Net realized loss (gain) on investments	75,653,495	42,397,203
Net realized loss (gain) on foreign currency	579,712	1,178,263
Amortization of premium/discount—net	(6,958,977)	(4,649,306)
Amortization of debt issuance costs	1,255,559	1,236,506
Changes in operating assets and liabilities:
Receivable for investments sold	2,542,149	3,668,938
Interest receivable	(2,299,049)	(6,164,486)
Dividends receivable	(317,146)	(1,884,277)
Prepaid expenses and other assets	(451,255)	297,248
Payable for investments purchased	9,444,465	5,757,580
Interest payable	(63,183)	4,956,621
Base management fees payable	228,434	603,210
Incentive management fees payable	(11,878,159)	(14,614,098)
Accrued administrative services	(31,674)	173,239
Other accrued expenses and payables	102,134	(166,738)

Net cash provided by (used in) operating activities	(68,049,857)	(17,065,158)

Financing Activities:
Net proceeds from issuance of common stock	—	2,000,000
Dividend distributions paid	(35,146,262)	(42,032,431)
Proceeds from debt	197,650,000	196,000,000
Repayments of debt	(90,750,000)	(91,000,000)
Deferred debt issuance costs	—	(1,690,580)
Purchases of treasury stock	—	(2,003,040)

Net cash provided by (used in) financing activities	71,753,738	61,273,949

Effect of exchange rate changes on cash and cash equivalents	414	(14,010)

Net increase in cash	3,704,295	44,194,781
Cash and cash equivalents, beginning of period	7,778,993	2,160,871

Cash and cash equivalents, end of period	$11,483,288	$46,355,652

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$9,317,807	$2,038,751
Taxes	$259,862	$407,708
Dividend distributions reinvested	$2,984,740	$4,543,659

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

June 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—24.7%
Advanced Lighting Technologies, Inc., First Lien(c)	Lighting	10.50%	6/1/19	$20,000,000	$19,504,036	$19,504,036
AGY Holding Corp., Second Lien(p)	Glass Yarns/Fibers	11.00%	11/15/14	28,475,000	21,684,327	20,729,800
American Residential Services L.L.C. et al., Second Lien(c)	HVAC Plumbing Services	12.00%	4/15/15	40,000,000	39,879,259	40,760,000
BPA Laboratories Inc., First Lien(c)	Healthcare Services	12.25%	4/1/17	33,250,000	32,143,415	32,851,000
Sizzling Platter LLC et al., First Lien(c)	Restaurants	12.25%	4/15/16	30,000,000	29,185,788	30,000,000
TriMark USA, Inc., Second Lien(p)(q)(r)	Food Service Equipment	11.50%	11/30/13	33,109,988	33,109,988	30,957,840

Total Senior Secured Notes					175,506,813	174,802,676

Unsecured Debt—6.9%
Maple Hill Acquisition LLC	Rigid Packaging	13.50%	10/1/15	5,000,000	4,898,373	5,000,000
SVP Worldwide Ltd.(q)	Consumer Products	14.00%	6/27/18	43,500,000	43,500,000	43,500,000

Total Unsecured Debt					48,398,373	48,500,000

Subordinated Debt—23.7%
A & A Manufacturing Co., Inc.	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
Conney Safety Products, LLC(d)	Safety Products	16.00%	10/1/14	25,582,733	24,980,389	25,582,733
MediMedia USA, Inc.(c)(p)	Information Services	11.38%	11/15/14	19,950,000	19,055,093	18,753,000
MedQuist Inc. et al. (MModal, Inc.)(p)	Medical Transcription	13.00%	10/15/16	43,000,000	42,078,234	44,118,000
The Pay-O-Matic Corp.(q)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000
Sarnova HC, LLC et al.(q)	Healthcare Products	14.00%	4/6/16	25,762,284	25,299,906	26,019,907

Total Subordinated Debt					164,808,936	167,868,954

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

June 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—91.8%(e)
Advantage Sales & Marketing Inc., Second Lien(r)	Marketing Services	9.25%	6/17/18	$10,000,000	$9,880,516	$9,930,000
Airvana Network Solutions Inc., First Lien(r)	Software	10.00%	3/25/15	7,285,714	7,185,865	7,140,000
Al Solutions, Inc., Term Loan B, Second Lien(q)	Metals	5.00%	12/31/19	65,849	—	—
Alpha Media Group Inc., First Lien(q)	Publishing	12.00%	7/15/13	5,242,683	4,048,395	812,615
American SportWorks LLC, Second Lien(f)(i)	Utility Vehicles	13.00%	6/16/15	8,000,000	8,000,000	3,552,000
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	43,600,000	43,600,000	38,629,600
Arclin US Holdings Inc., Second Lien(g)(p)(r)	Chemicals	7.75%	1/15/15	3,505,407	3,055,457	3,505,407
Ascend Learning, LLC, Second Lien(r)	Education	11.50%	12/6/17	20,000,000	19,531,340	20,000,000
Ashton Woods USA L.L.C., Second Lien	Homebuilding	11.75%	7/6/15	52,500,000	52,500,000	52,500,000
Attachmate Corporation et al., Second Lien(r)	Software	11.00%	11/22/18	20,000,000	19,409,949	19,409,949
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(r)	Financial Services	7.50%	8/20/14	2,000,000	1,663,605	1,940,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(p)(q)(r)	Financial Services	7.50%	8/20/14	21,411,275	12,585,811	18,049,705
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien(f)(p)(q)(r)	Financial Services	8.24%	8/20/15	32,890,451	24,054,189	21,905,040
The Bargain! Shop Holdings Inc., First Lien(g)(h)(p)	Discount Stores	16.00%	7/1/14	24,307,000	24,320,376	24,320,376
Berlin Packaging L.L.C., Second Lien(r)	Rigid Packaging	6.75%	8/17/15	24,000,000	23,718,029	23,376,000
Dial Global, Inc. et. al., Second Lien(r)	Media & Entertainment	13.00%	7/21/17	42,500,000	41,969,286	42,075,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

June 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Fitness Together Franchise Corporation, First Lien(q)	Personal Fitness	11.50%	11/10/13	$6,348,983	$6,348,983	$5,879,159
Grocery Outlet Inc., First Lien(r)	Grocery Retail	10.53%	12/15/17	24,750,000	24,750,000	25,220,250
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien(r)	Automobile Repair	7.25%	1/30/14	3,116,575	3,116,060	3,013,728
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien(q)(r)	Automobile Repair	9.25%	1/30/14	2,376,153	2,376,087	2,243,089
InterMedia Outdoors, Inc., Second Lien(r)	Printing/ Publishing	7.21%	1/31/14	10,000,000	10,000,000	9,050,000
MCCI Group Holdings, LLC, Second Lien(r)	Healthcare Services	10.75%	1/29/18	40,000,000	40,000,000	40,000,000
Penton Media, Inc. et al., First Lien(d)(p)(q)(r)	Information Services	5.00%	8/1/14	23,397,659	18,704,441	18,016,193
Potters Holdings II, L.P., Second Lien(r)	Engineered Glass Beads	10.25%	11/6/17	15,000,000	14,814,493	15,000,000
Pre-Paid Legal Services, Inc., First Lien(r)	Legal Services	11.00%	12/31/16	15,000,000	14,632,123	15,000,000
Progress Financial Corporation, Second Lien(r)(t)	Financial Services	13.00%	6/18/15	23,375,000	23,375,000	23,375,000
Renaissance Learning, Inc., Second Lien(r)	Education Software	12.00%	10/19/18	20,000,000	19,278,401	20,000,000
Road Infrastructure Investment, LLC, Second Lien(r)	Manufacturing	10.25%	9/30/18	10,000,000	9,806,200	10,000,000
SOURCEHOV LLC, Second Lien(r)	Process Outsourcing	10.50%	4/29/18	25,000,000	22,336,301	23,175,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,000,000
United Subcontractors, Inc., First Lien(d)(p)(q)(r)	Building and Construction	4.47%	6/30/15	3,299,566	3,145,379	2,834,325
Volume Services America, Inc. et al., Term Loan B, First Lien(r)	Concession Services	10.50%	9/16/16	44,325,000	43,076,433	44,325,000
WBS Group LLC, First Lien(f)(r)	Software	9.00%	12/31/12	23,284,255	23,284,255	23,284,255
WBS Group LLC, Second Lien(f)(r)	Software	10.50%	6/7/13	25,000,000	24,143,095	25,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

June 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	7.00%	3/2/17	$6,790,896	$6,790,896	$6,790,896

Total Senior Secured Loans					655,500,965	649,352,587

Preferred Stock—0.0%
Alpha Media Group Holdings Inc., Series A-2(s)	Publishing			5,000	—	—

Total Preferred Stock					—	—

Common Stock—10.0%(s)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(p)	Chemicals			450,532	9,722,203	9,880,004
Bankruptcy Management Solutions, Inc.(f)(p)	Financial Services			326,873	9,600,072	1,732,429
ECI Holdco, Inc., Class A-1 (Electrical Components)(f)	Electronics			19,231,428	19,206,559	44,658,028
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	8,000,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)(p)	Building and Construction			147,944	7,438,260	6,652,603

Total Common Stock					50,967,094	70,923,064

Limited Partnership/Limited Liability Company Interests—6.3%
ARS Investment Holdings, LLC(j)(s)	HVAC/ Plumbing Services			102,601	—	980,000
ASW International LLC(f)(k)(s)	Utility Vehicles			12,800	7,428,827	—
Conney Prime Holdings LLC(d)(l)(s)	Safety Products			95,226	952,259	4,705,015

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

June 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
DynaVox Systems Holdings, LLC(s)(m)	Augmentative Communication Products			272,369	$758,069	$305,164
Marquette Transportation Company Holdings, LLC(s)(n)	Transportation			25,000	5,000,000	6,844,000
Marsico Holdings, LLC (c)(s)	Financial Services			91,445	1,848,077	124,365
Penton Business Media Holdings LLC(d)(s)	Information Services			—	9,050,000	15,894,849
PG Holdco, LLC (Press Ganey)(q)	Healthcare Services	15.00%		12,832	349,313	349,313
PG Holdco, LLC (Press Ganey), Class A(s)	Healthcare Services			16,667	166,667	345,833
Sentry Security Systems Holdings, LLC(s)	Security Services			147,271	147,271	4,998
Sentry Security Systems Holdings, LLC(q)	Security Services	8.00%		602,729	913,366	913,366
VSS-AHC Holdings LLC (Advanstar)(s)	Printing/ Publishing			352,941	4,199,162	2,789,945
WBS Group LLC (f)(o)(s)	Software			—	1,000	7,492,304
Westward Dough Holdings, LLC, Class A(f)(s)	Restaurants			350,000	9,260,324	3,682,000

Total Limited Partnership/Limited Liability Company Interests					40,074,335	44,431,152

Equity Warrants/Options—1.4%(s)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	403,815	1,907,176
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	323,052	2,101,620
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	1,557,093
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	1,800,520
Bankruptcy Management Solutions, Inc(f)(p)	Financial Services		expire 10/1/17	23,046	365,584	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

June 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	$250,000	$80,415
Marsico Superholdco SPV, LLC, (c)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation (t)	Financial Services		expire various	846,759	502,627	2,212,857
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	5,000

Total Equity Warrants/Options					3,182,921	9,664,681

TOTAL INVESTMENTS— 164.8%					$1,138,439,437	1,165,543,114

OTHER ASSETS & LIABILITIES (NET)—(64.8)%						(458,484,297)

NET ASSETS—100.0%						$707,058,817

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 20.1% of the Company’s net assets at June 30, 2012.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 72% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 63% of such senior secured loans have floors of 1.00% to 3.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2012 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Non-accrual status (in default) at June 30, 2012 and therefore non-income producing. At June 30, 2012, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.3% and 0.8% of total debt investments at fair value and amortized cost, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2012	Net Realized Gain (Loss)***	Interest Income***	Fee Income***
Conney Safety Products, LLC
Subordinated Debt	$25,582,734	$133,364	$—	$(133,365)	$25,582,733	$—	$2,046,618	$133,364
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,785,488	—	—	2,919,527	4,705,015	—	—	—
M&M Tradition Holdings Corp.
Common Stock	7,250,000	—	—	750,000	8,000,000	—	—	—
MGHC Holding Corporation:
Common Stock	224,200	—	(1,093,360)	869,160	— †	(181,608)	—	—
Warrants	—	—	(136,297)	136,297	— †	(136,297)	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	20,321,858	—	—	(4,427,009)	15,894,849	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	8,067,187	9,660,892	(59,352)	347,466	18,016,193	—	802,040	—
United Subcontractors, Inc.
Senior Secured Loan	1,809,875	1,081,878	—	(57,428)	2,834,325	—	167,285	—
USI Senior Holdings, Inc.
Common Stock	5,994,457	49,690	—	608,456	6,652,603	—	—	—

Totals	$71,035,799	$10,925,824	$ (1,289,009)	$ 1,013,104	$81,685,718	$ (317,905)	$3,015,943	$133,364

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2012.
†	Investment no longer held at June 30, 2012.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2012 represents 11.6% of the Company’s net assets.

(j)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(k)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(l)	The Company is the sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings LLC and thus a non-controlled, affiliated investment.
(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of 100% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***
American SportWorks LLC
Senior Secured Loan	$3,550,900	$—	$—	$1,100	$3,552,000		$—	$—	$—
ASW International LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,948,000	78,490	—	(86,490)	1,940,000		—	91,588	78,491
Senior Secured Loan, First Lien, B	15,512,497	2,187,661	(96,693)	446,240	18,049,705		—	1,624,568	—
Senior Secured Loan, Second Lien	21,992,702	1,775,837	—	(1,863,499)	21,905,040		—	1,554,765	—
Common Stock	1,772,470	—	—	(40,041)	1,732,429		—	—	—
Warrants	4,190	—	—	(4,190)	—		—	—	—
ECI Holdco, Inc.
Common Stock	42,444,480	357,723	—	1,855,825	44,658,028		—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	—	23,284,255	—	—	23,284,255	†	—	—	—
Senior Secured Loan, Second Lien	—	25,000,000	—	—	25,000,000	†	—	—	—
WBS Group LLC
Limited Liability Co. Interest	—	7,492,304	—	—	7,492,304	†	—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	—	6,790,896	—	—	6,790,896		—	159,776	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	—	9,260,324	—	(5,578,324)	3,682,000		—	—	—

Totals	$87,225,239	$76,227,490	$(96,693)	$(5,269,379)	$158,086,657		$—	$3,430,697	$78,491

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2012.
†	Investment moved into the controlled category at the end of the period.

The aggregate fair value of controlled investments at June 30, 2012 represents 22.4% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(q)	Interest may be paid in cash or paid-in-kind (“PIK”) which may be at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 4% of interest income earned for the six months ended June 30, 2012. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis. For the six months ended June 30, 2012, the following securities’ PIK was recorded at the prior quarter’s fair value: Big Dumpster Acquisition, Inc., Wastequip, Inc., Al Solutions, Inc. and Alpha Media Group Inc.
(r)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(s)	Non-income producing equity securities at June 30, 2012.
(t)	At June 30, 2012 a portion of the cost basis of the Progress Financial Corporation, second lien loan represents amounts to be allocated to warrants granted as part of this investment. The allocation is pending final reporting from Progress Financial Corporation which will be used as the basis for this allocation.

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Grocery Outlet Inc., First Lien	Grocery Retail	10.50%	12/15/17	$25,000,000	$25,000,000	$25,000,000
Heartland Automotive Services II, Inc. et al., Term Loan A, First Lien	Automobile Repair	7.25%	1/30/14	3,170,391	3,169,702	2,986,508
Heartland Automotive Services II, Inc. et al., Term Loan B, First Lien(r)	Automobile Repair	9.25%	1/30/14	2,352,269	2,352,179	2,145,270
Henniges Automotive Holdings, Inc., First Lien	Automotive	12.00%	11/30/16	37,777,778	36,849,706	37,777,778
InterMedia Outdoors, Inc., Second Lien	Printing/ Publishing	7.33%	1/31/14	10,000,000	10,000,000	8,750,000
MCCI Group Holdings, LLC, Second Lien	Healthcare Services	10.75%	1/29/18	40,000,000	40,000,000	40,000,000
Navilyst Medical, Inc., Second Lien	Healthcare Services	13.00%	8/14/15	15,000,000	14,873,074	14,490,000
Penton Media, Inc. et al., First Lien(e)(q)(r)	Information Services	5.00%	8/1/14	11,426,611	9,102,901	8,067,187
Physiotherapy Associates, Inc. et al., Second Lien	Rehabilitation Centers	12.00%	12/31/13	17,000,000	17,000,000	17,000,000
Potters Holdings II, L.P., Term Loan B, Second Lien	Engineered Glass Beads	10.25%	11/6/17	15,000,000	14,797,215	15,000,000
Pre-Paid Legal Services, Inc., Term Loan B, First Lien	Legal Services	11.00%	12/31/16	15,000,000	14,591,397	15,000,000
Progress Financial Corporation, Second Lien(r)	Financial Services	12.00%	7/26/16	30,000,000	29,541,114	30,000,000
Renaissance Learning, Inc., Second Lien	Education Software	12.00%	10/19/18	20,000,000	19,221,325	19,221,325
SOURCEHOV LLC, Second Lien	Process Outsourcing	10.50%	4/29/18	25,000,000	22,108,488	22,700,000
Sur La Table, Inc., Second Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,000,000
United Subcontractors, Inc., First Lien(e)(q)(r)	Building and Construction	4.58%	6/30/15	2,172,719	2,063,501	1,809,875
Volume Services America, Inc. et al., Term Loan B, First Lien	Concession Services	10.50%	9/16/16	44,550,000	43,146,593	44,550,000
WBS Group LLC et al., Second Lien	Software	10.50%	6/7/13	20,000,000	19,898,550	18,700,000

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Arclin Cayman Holdings Ltd., Tranche 3(e)(h)(q)	Chemicals		expire 1/15/14	230,159	$484,578	$1,167,002
Arclin Cayman Holdings Ltd., Tranche 4(e)(h)(q)	Chemicals		expire 1/15/15	230,159	403,815	1,379,772
Bankruptcy Management Solutions, Inc(g)(q)	Financial Services		expire 10/1/17	23,046	365,584	4,190
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	88,213
Marsico Superholdco SPV, LLC, (d)	Financial Services		expire 12/14/19	455	444,450	—
MGHC Holding Corporation(e)	Bedding — Retail		expire 1/31/12	75,928	136,297	—
Progress Financial Corporation	Financial Services		expire 7/26/18	429,596	502,627	596,169
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	4,000

Total Equity Warrants/Options					3,319,218	6,291,268

TOTAL INVESTMENTS—149.6%					$1,097,870,669	1,048,952,442

OTHER ASSETS & LIABILITIES (NET)—(49.6)%						(347,943,593)

NET ASSETS—100.0%						$701,008,849

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 12.8% of the Company’s net assets at December 31, 2011.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 68% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 58% of such senior secured loans have floors of 1.00% to 3.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2011 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$8,370,000	$—	$(8,507,789)	$137,789	$—	†	$—	$—	$—
Warrants	5,453,023	—	(4,419,495)	(1,033,528)	—	†	—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	3,459,541	44,416	(3,547,259)	43,302	—	†	1,288	113,406	—
Conney Safety Products LLC
Subordinated Debt	29,665,252	293,386	(4,829,858)	453,954	25,582,734		170,143	4,954,546	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,062,247	63,359	—	659,882	1,785,488		—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	(4,968,000)	(149,040)	—	††	—	—	1,128,207
Common Stock	5,000,000	—	—	2,250,000	7,250,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	1,229,657	102,434	(4,014,328)	2,682,237	—	††	(2,784,672)	94,327	—
MGHC Holding Corporation:
Common Stock	—	—	(2,285,815)	2,285,815	—	††	(2,285,815)	—	—
Common Stock	—	1,093,360	—	(869,160)	224,200		—	—	—
Warrants	—	136,297	—	(136,297)	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	9,050,000	—	—	11,271,858	20,321,858		—	110,624	—
Penton Media, Inc. et al.
Senior Secured Loan	—	9,126,321	(23,420)	(1,035,714)	8,067,187		12,709	394,918	—
United Subcontractors, Inc.
Senior Secured Loan	1,589,952	282,513	—	(62,590)	1,809,875		—	67,861	—
USI Senior Holdings, Inc.
Common Stock	7,379,489	79,504	—	(1,464,536)	5,994,457		—	—	—

Totals	$77,376,201	$11,221,590	$(32,595,964)	$15,033,972	$71,035,799		$(4,886,347)	$5,735,682	$1,128,207

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the twelve months ended December 31, 2011.
†	Investment moved out of non-controlled, affiliated category at December 31, 2011.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2011 represents 10.1% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Non-accrual status (in default) at December 31, 2011 and therefore non-income producing. At December 31, 2011, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.5% and 0.8% of total debt investments at fair value and amortized cost, respectively.
(k)	Non-income producing equity securities at December 31,2011.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest/ Other Income***
Al Solutions, Inc.
Senior Secured Loan	$115,000	$—	$(115,000)	$—	$—	†	$—	$6,738
American SportWorks LLC
Senior Secured Loan	7,200,000	—	—	(3,649,100)	3,550,900		—	1,104,445
ASW Investment Holdings, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,427,700	157,414	—	362,886	1,948,000		—	309,498
Senior Secured Loan, First Lien, B	—	10,524,207	(29,363)	5,017,653	15,512,497		39,727	1,685,875
Senior Secured Loan, Second Lien	21,342,029	3,762,586	—	(3,111,913)	21,992,702		—	4,405,452
Common Stock	4,516,560	60,832	—	(2,804,922)	1,772,470		—	—
Warrants	125,880	—	—	(121,690)	4,190		—	—
ECI Holdco, Inc.
Common Stock	51,480,000	—	—	(9,035,520)	42,444,480		—	—
Electrical Components International, Inc.
Senior Secured Loan	1,641,718	—	(1,641,718)	—	—	†	—	14,730
Fitness Together Franchise Corporation
Senior Secured Loan	6,119,804	628,104	(7,212,128)	464,220	—	†	—	841,951
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	(173,326)	173,326	—	†	(156,062)	—
Preferred Stock Series A-1	—	—	(49,056)	49,056	—	†	(44,539)	—
Preferred Stock Series B Convertible	1,478,000	—	(9,100,000)	7,622,000	—	†	(7,637,759)	—
Common Stock	—	—	(118,500)	118,500	—	†	(102,521)	—

Totals	$95,446,691	$15,133,143	$(18,439,091)	$(4,915,504)	$87,225,239		$(7,901,154)	$8,368,689

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2011. There was no dividend income from these securities during the period.
†	Investment moved out of controlled category at December 31, 2011.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of controlled investments at December 31, 2011 represents 12.4% of the Company’s net assets.

(n)	The Company is the sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non- affiliated investment.
(q)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(r)	Interest may be paid in cash or paid-in-kind (“PIK”) which may be at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

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

2. Significant accounting policies

Basis of Presentation

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. The subsidiaries hold investments which are treated as pass through entities for tax purposes. By investing through these 100% owned subsidiaries, the Company is able to benefit from corporate tax treatment for these entities and thereby create a tax structure that is more advantageous with respect to the RIC status of the Company. Transactions between subsidiaries, to the extent they occur, are eliminated in consolidation.

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

Structuring service fees, origination, closing, commitment and other upfront fees are generally non-recurring and are recognized as revenue when earned. In instances where the Company does not perform significant services in connection with the related investment, fees paid to the Company in these situations may be deferred and amortized over the estimated life of the investment. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as income.

U.S. Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return.

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $22,973,410 and $26,165,703 as of June 30, 2012 and December 31, 2011, respectively.

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

In December 2011, FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). These disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and disclose instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Management is currently evaluating the implications of ASU 2011-11 and its impact on financial statement disclosures.

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

For the three and six months ended June 30, 2012, the Advisor earned $5,522,189 and $10,912,637, respectively, in Management Fees under the Management Agreement. For the three and six months ended June 30, 2011, the Advisor earned $4,958,231 and $9,423,470, respectively, in such fees from the Company.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended June 30, 2012 and 2011 was determined by reference to the four quarter periods ended on June 30, 2012 and 2011, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and six months ended June 30, 2012, the Advisor earned zero and $2,213,859, respectively, in Incentive Fees from the Company. For the three and six months ended June 30, 2011, the Advisor earned no such fees.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2012, the Company incurred $488,961 and $852,646, respectively, for such investment advisor expenses under the Management Agreement. Reimbursements to the Advisor for such investment advisor expenses for the three and six months ended June 30, 2011 were $435,530 and $861,015, respectively.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2012 were $981,481 and $1,462,503, respectively. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2011 were $421,803 and $767,323, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2012, the Company incurred $117,478 and $148,184, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2011, the Company incurred $203,263 and $445,225, respectively, in such expenses.

Advisor Stock Transactions

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the six months ended June 30, 2012.

At June 30, 2012 and December 31, 2011, the Advisor owned and had the right to vote approximately 94,000 and 259,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 258,000 and 275,000 shares, respectively, of the Company’s common stock. At June 30, 2012 and December 31, 2011, other entities affiliated with the Administrator beneficially owned approximately 6,019,000 shares of the Company’s common stock, representing approximately 8.2% of the total shares outstanding.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Numerator for basic and diluted net increase in net assets per share	$20,982,140	$38,918,376	$41,280,384	$56,933,268
Denominator for basic and diluted net increase in net assets per share	73,553,800	73,012,910	73,485,712	72,897,293
Basic/diluted net increase in net assets per share from operations	$0.29	$0.53	$0.56	$0.78

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended June 30, 2012 and 2011 totaled $148,242,520 and $81,575,269, respectively, and for the six months ended June 30, 2012 and 2011 totaled $221,688,329 and $121,126,653, respectively. Sales/repayments of investments for the three months ended June 30, 2012 and 2011 totaled $80,497,191 and $71,374,774, respectively, and for six months ended June 30, 2012 and 2011 totaled $121,235,989 and $75,421,486, respectively.

At June 30, 2012, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$175,506,813	$174,802,676
Unsecured debt	48,398,373	48,500,000
Subordinated debt	164,808,936	167,868,954
Senior secured loans:
First lien	246,028,709	248,869,591
Second/other priority lien	409,472,256	400,482,996

Total senior secured loans	655,500,965	649,352,587

Common stock	50,967,094	70,923,064
Limited partnership/limited liability company interests	40,074,335	44,431,152
Equity warrants/options	3,182,921	9,664,681

Total investments	$1,138,439,437	$1,165,543,114

At December 31, 2011, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$117,684,004	$113,871,025
Unsecured debt	50,109,481	5,000,000
Subordinated debt	166,936,586	163,038,989
Senior secured loans:
First lien	212,981,195	209,900,588
Second/other priority lien	451,420,012	445,694,225

Total senior secured loans	664,401,207	655,594,813

Common stock	51,653,041	65,985,605
Limited partnership/limited liability company interests	43,767,132	39,170,742
Equity warrants/options	3,319,218	6,291,268

Total investments	$1,097,870,669	$1,048,952,442

Industry Composition

The industry composition of the portfolio at fair value at June 30, 2012 and December 31, 2011 was as follows:

	June 30,	December 31,
Industry	2012	2011
Business Services	13.2%	9.9%
Personal and Other Services	11.8	13.1
Healthcare	11.4	12.9
Manufacturing	9.4	7.6
Consumer Products	8.0	4.8
Financial Services	7.7	8.3
Printing, Publishing and Media	7.6	8.1
Building and Real Estate	5.3	4.3
Chemicals	4.8	4.4
Distribution	4.8	5.1
Retail	4.7	5.2
Electronics	3.9	4.1
Beverage, Food and Tobacco	3.5	3.6
Containers and Packaging	2.4	2.7
Telecommunications	0.6	1.4
Transportation	0.6	0.5
Entertainment and Leisure	0.3	0.4
Automotive	—	3.6

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2012 was United States 96.1% and Canada 3.9%, and at December 31, 2011 was United States 96.0% and Canada 4.0%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

At June 30, 2012, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at June 30, 2012	Unrealized Appreciation (Depreciation)
Canadian dollar	July 18, 2012	24,307,000 Sold	$ 24,272,242	$ 23,900,130	$ 372,112
Canadian dollar	July 18, 2012	330,945 Purchased	(330,965)	(325,405)	(5,560)
Canadian dollar	July 18, 2012	320,268 Purchased	(311,156)	(314,908)	3,752

Total			$ 23,630,121	$ 23,259,817	$ 370,304

At December 31, 2011, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2011	Unrealized Appreciation (Depreciation)
Canadian dollar	January 18, 2012	295,000 Purchased	$ (289,385)	$ (290,124)	$ 739
Canadian dollar	January 18, 2012	593,819 Purchased	(587,012)	(584,004)	(3,008)
Canadian dollar	January 18, 2012	24,982,000 Sold	23,465,055	24,569,027	(1,103,972)

Total			$ 22,588,658	$ 23,694,899	$ (1,106,241)

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

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2012 and December 31, 2011 reflect the volume of derivative activity throughout the periods presented.

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2012 and December 31, 2011 represents 1.4% and 0.9%, respectively, of the Company’s net assets.

7. Debt

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on April 20, 2010, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $375,000,000 outstanding, at any one time, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid using the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At June 30, 2012, the effective LIBOR spread under the Credit Facility was 2.95%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At June 30, 2012, the Company had $274,900,000 drawn on the Credit Facility versus $168,000,000 at December 31, 2011. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $100,100,000 at June 30, 2012.

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

The Company’s average outstanding debt balance during the three and six months ended June 30, 2012 was $395,902,747 and $375,555,525, respectively. The maximum amounts borrowed during the three and six months ended June 30, 2012 were $451,400,000 and $451,400,000, respectively, and during the three and six months ended June 30, 2011 were $278,000,000 and $356,500,000

The weighted average annual interest cost for the three and six months ended June 30, 2012 was 4.89% and 4.96%, respectively, and for the three and six months ended June 30, 2011 was 5.37% and 5.27%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the three and six months ended June 30, 2012 were $194,761 and $446,999, respectively, and for the three and six months ended June 30, 2011 were $344,430 and $665,972.

At June 30, 2012, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2012, the repurchase plan was further extended through the earlier of June 30, 2013 or until the approved number of shares has been repurchased. During the three and six months ended June 30, 2012, the Company purchased zero shares of its common stock on the open market. During the six months ended June 30, 2011, the Company purchased a total of 200,000 shares of its common stock on the open market for $2,003,040, including brokerage commissions. There were no such purchases during the three months ended June 30, 2011. Since inception of the repurchase plan through June 30, 2012, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At June 30, 2012, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2012 and December 31, 2011, and periods then ended.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility and Senior Secured Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility and Senior Secured Notes would be classified as Level 2 with respect to the fair value hierarchy. The carrying and fair values of the Company’s Credit Facility payable were $274,900,000 and $268,027,500 at June 30, 2012 and $168,000,000 and $157,080,000 at December 31, 2011, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $186,536,250 at June 30, 2012 and $175,000,000 and $180,815,000 at December 31, 2011, respectively. The carrying and fair values of the Company’s total debt outstanding were therefore $449,900,000 and $454,563,750 at June 30, 2012 and $343,000,000 and $337,895,000 at December 31, 2011, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at June 30, 2012 and December 31, 2011 in determining such fair values:

			Fair Value Inputs at June 30, 2012
		Fair Value at June 30, 2012	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$	174,802,676	$—	$—	$174,802,676
Unsecured debt		48,500,000	—	—	48,500,000
Subordinated debt		167,868,954	—	—	167,868,954
Senior secured loans		649,352,587	—	—	649,352,587
Common stock		70,923,064	—	—	70,923,064
Limited partnership/limited liability company interests		44,431,152	—	—	44,431,152
Equity warrants/options		9,664,681	—	—	9,664,681

Total investments		1,165,543,114	—	—	1,165,543,114
Forward foreign currency contracts		370,304	—	370,304	—
Cash and cash equivalents		11,483,288	11,483,288	—	—

Total	$	1,177,396,706	$11,483,288	$370,304	$1,165,543,114

			Fair Value Inputs at December 31, 2011
		Fair Value at December 31, 2011	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$	113,871,025	$—	$—	$ 113,871,025
Unsecured debt		5,000,000	—	—	5,000,000
Subordinated debt		163,038,989	—	—	163,038,989
Senior secured loans		655,594,813	—	—	655,594,813
Common stock		65,985,605	—	—	65,985,605
Limited partnership/limited liability company interests		39,170,742	—	—	39,170,742
Equity warrants/options		6,291,268	—	—	6,291,268

Total investments		1,048,952,442	—	—	1,048,952,442
Forward foreign currency contracts		(1,106,241)	—	(1,106,241)	—
Cash and cash equivalents		7,778,993	7,778,993	—	—

Total	$	1,055,625,194	$7,778,993	$(1,106,241)	$1,048,952,442

In determining the fair values of the Company’s forward foreign currency contracts at June 30, 2012 and at December 31, 2011, the Company used unadjusted indicative price quotations for similar assets (Level 2).

The valuation techniques used at June 30, 2012 and December 31, 2011 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,165,232,950 and $1,043,181,658 as of June 30, 2012 and December 31, 2011, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended June 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2012	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2012
Senior secured notes	$153,322,789	$510,517	$—	$(2,019,077)	$22,988,447	$—	$—	$174,802,676
Unsecured debt	5,000,000	196,430	(45,124,241)	45,227,811	43,500,000	(300,000)	—	48,500,000
Subordinated debt	173,788,315	276,708	(8,185,353)	7,452,016	—	(5,462,732)	—	167,868,954
Senior secured loans	642,176,221	2,261,977	61,807	(2,408,426)	81,083,717	(73,822,709)	—	649,352,587
Common stock	71,834,887	—	(181,606)	(176,184)	357,716	(911,749)	—	70,923,064
Limited partnership /LLC Interest	40,985,265	—	(22,076,708)	25,209,956	312,640	(1)	—	44,431,152
Equity warrants/options	8,282,830	—	—	1,381,851	—	—	—	9,664,681

Total investments	$1,095,390,307	$3,245,632	$(75,506,101)	$74,667,947	$148,242,520	$(80,497,191)	$—	$1,165,543,114

The following is a reconciliation for the six months ended June 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2012
Senior secured notes	$113,871,025	$830,212	$—	$3,108,842	$56,992,597	$—	$—	$174,802,676
Unsecured debt	5,000,000	213,133	(45,124,241)	45,211,108	43,500,000	(300,000)	—	48,500,000
Subordinated debt	163,038,989	858,830	(8,185,353)	6,957,615	10,661,605	(5,462,732)	—	167,868,954
Senior secured loans	655,594,813	5,056,802	50,710	2,658,015	100,553,754	(114,561,507)	—	649,352,587
Common stock	65,985,605	—	(181,606)	5,623,408	407,406	(911,749)	—	70,923,064
Limited partnership /LLC Interest	39,170,742	—	(22,076,708)	8,953,207	18,383,912	(1)	—	44,431,152
Equity warrants/options	6,291,268	—	(136,297)	3,509,710	—	—	—	9,664,681

Total investments	$1,048,952,442	$6,958,977	$(75,653,495)	$76,021,905	$230,499,274	$(121,235,989)	$—	$1,165,543,114

The following is a reconciliation for the three months ended June 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/ or out of Level 3	Fair Value at June 30, 2011
Senior secured notes	$88,086,029	$65,263	$(237,750)	$2,539,173	$29,250,062	$(7,062,250)	$—	$112,640,527
Unsecured debt	7,094,335	421,335	—	(541,268)	72,082	—	—	7,046,484
Subordinated debt	223,331,853	1,347,696	—	2,116,942	305,906	(50,000,001)	—	177,102,396
Senior secured loans	485,170,322	1,150,780	333,566	8,510,936	51,886,929	(14,417,377)	—	532,635,156
Preferred stock	6,163,040	—	—	(102,967)	—	—	—	6,060,073
Common stock	81,099,724	—	—	(2,946,323)	60,290	(20,799)	—	78,192,892
Limited partnership /LLC Interest	25,611,896	—	—	3,911,184	—	—	—	29,523,080
Equity warrants/options	4,630,626	—	—	(175,695)	—	—	—	4,454,931

Total investments	$921,187,825	$2,985,074	$95,816	$13,311,982	$81,575,269	$(71,500,427)	$—	$947,655,539

The following is a reconciliation for the six months ended June 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/ or out of Level 3	Fair Value at June 30, 2011
Senior secured notes	$88,265,252	$88,140	$(237,750)	$2,337,073	$29,250,062	$(7,062,250)	$—	$112,640,527
Unsecured debt	6,898,385	743,247	—	(748,523)	153,375	—	—	7,046,484
Subordinated debt	221,369,811	1,716,198	(2,784,672)	7,542,652	488,064	(51,229,657)	—	177,102,396
Senior secured loans	444,823,276	2,107,721	(35,952,434)	47,587,608	92,788,756	(18,713,771)	—	532,635,156
Preferred stock	6,595,040	—	(899,995)	365,033	—	(5)	—	6,060,073
Common stock	83,162,072	—	(2,385,754)	(2,102,321)	(460,246)	(20,859)	—	78,192,892
Limited partnership /LLC Interest	23,387,927	—	—	6,135,153	—	—	—	29,523,080
Equity warrants/options	5,583,903	—	—	(1,515,269)	386,298	(1)	—	4,454,931

Total investments	$880,085,666	$4,649,306	$(42,260,605)	$59,601,406	$122,606,309	$(77,026,543)	$—	$947,655,539

There were no transfers between levels during the six months ended June 30, 2012 and 2011. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2012 were as follows:

EBITDA Multiples	2.5x to 11.0x
Market Yields	7.5% to 19.5%

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of earnings before income tax, depreciation and amortization (“EBITDA”) of the comparable guideline public companies. The independent valuation firms select a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The independent valuation firms select percentages from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment.

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in an decrease or increase in the fair value measurement. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2012 and 2011.

	Six months ended June 30, 2012	Six months ended June 30, 2011
Per Share Data:
Net asset value, beginning of period	$9.58	$9.62

Net investment income	0.56	0.56
Net realized and unrealized gain	—	0.22

Total from investment operations	0.56	0.78
Dividend distributions to stockholders from net investment income	(0.52)	(0.58)
Issuance (reinvestment) of stock at prices (below) above net asset value	(0.01)	0.01

Net increase in net assets	0.03	0.21

Net asset value, end of period	$9.61	$9.83

Market price, end of period	$9.76	$8.97

Total return(1)(2)	26.84%	(14.27)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	4.61%	3.62%
Ratio of interest and other debt related expenses to average net assets(3)	3.11%	2.54%

Ratio of total expenses to average net assets(3)	7.72%	6.16%
Ratio of net investment income to average net assets(3)	11.72%	11.57%
Net assets, end of period	$707,058,817	$717,616,648
Average debt outstanding	$375,555,525	$267,679,558
Weighted average shares outstanding	73,485,712	72,897,293
Average debt per share(4)	$5.11	$3.67
Portfolio turnover(2)	11%	8%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On August 1, 2012, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on October 3, 2012 to stockholders of record at the close of business on September 19, 2012.

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, interest and credit facility fees, expenses reimbursable under the Management Agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our management agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

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

Financial and operating highlights

At June 30, 2012:

Investment Portfolio: $1,177.0 million

Net Assets: $707.1 million

Indebtedness (borrowings under Credit Facility and Senior Secured Notes): $449.9 million

Net Asset Value per share: $9.61

Portfolio Activity for the Three Months Ended June 30, 2012:

Cost of investments during period: $148.2 million

Sales, repayments and other exits during period: $80.5 million

Number of portfolio companies at end of period: 53

Operating Results for the Three Months Ended June 30, 2012:

Net investment income before Incentive Fees per share: $0.30

Net investment income per share: $0.30

Dividends declared per share: $0.26

Earnings per share: $0.29

Net investment income before Incentive Fees: $22.4 million

Net investment income: $22.4 million

Net realized and unrealized losses: $1.4 million

Net increase in net assets from operations: $21.0 million

Portfolio and investment activity

During the three months ended June 30, 2012, we invested approximately $148.2 million across two new and several existing portfolio companies. The investments consisted primarily of senior secured loans secured by first liens ($33.7 million, or 23%), or second liens ($47.4 million, or 32%), senior secured notes ($23.0 million, or 15%) and unsecured or subordinated debt securities and equity securities ($44.1 million, or 30%). Additionally, we received proceeds from sales/repayments and other exits of approximately $80.5 million during the three months ended June 30, 2012.

At June 30, 2012, our portfolio of $1,177.0 million (at fair value) consisted of 53 portfolio companies and was invested 55% in senior secured loans, 18% in unsecured or subordinated debt securities, 15% in senior secured notes, 11% in equity investments and 1% in cash and cash equivalents. At June 30, 2012 our average portfolio company at amortized cost was approximately $21.5 million. Excluding our investments with amortized cost less than $5.0 million, our average portfolio company at amortized cost was $25.0 million at June 30, 2012. Our largest portfolio company investment by value was approximately $52.5 million and our five largest portfolio company investments by value comprised approximately 20% of our portfolio at June 30, 2012. At December 31, 2011, our portfolio of $1,056.7 million (at fair value) consisted of 54 portfolio companies and was invested 62% in senior secured loans, 16% in unsecured or subordinated debt securities, 11% in senior secured notes, 11% in equity investments and less than 1% in cash and cash equivalents. At December 31, 2011 our average portfolio company at amortized cost was approximately $20.3 million. Excluding our investments with amortized cost less than $5.0 million, our average portfolio company at amortized cost was $24.0 million at December 31, 2011. Our largest portfolio company investment by value was approximately $50.0 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2011.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.5% at June 30, 2012 and 12.7% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.8% and 13.7%, respectively, at June 30, 2012, versus 12.2% and 13.5% at December 31, 2011. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.4% at June 30, 2012 and 11.9% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.7% and 13.8%, respectively, at June 30, 2012, versus 12.0% and 11.4% at December 31, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount based on the expected cash flows of the respective portfolio investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments and cash and cash equivalents.

At June 30, 2012, 47.8% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 52.2% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 42.3% at June 30, 2012. At December 31, 2011, 50.6% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 49.4% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 43.8% at December 31, 2011.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.17 at June 30, 2012 versus 1.20 at December 31, 2011. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Grade 1	$982,041,017	$872,465,840
Grade 2	172,078,703	156,359,268
Grade 3	6,844,000	9,000,116
Grade 4	4,493,979	11,035,005
Not Rated	85,415	92,213

Total investments	$1,165,543,114	$1,048,952,442

Results of operations

Results comparisons for the three months ended June 30, 2012 and 2011.

Investment income

Investment income totaled $35,466,277 and $37,106,568, respectively, for the three months ended June 30, 2012 and 2011, of which $23,035,790 and $13,920,583 were attributable to interest and fees on senior secured loans, $12,088,750 and $21,676,121 to interest earned on other debt securities, $339,282 and $1,467,744 to dividends from equity securities, $2,455 and $4,620 to interest earned on cash equivalents and zero and $37,500 to other income, respectively. The decrease in investment income for the three months ended June 30, 2012 is primarily attributable to interest and one-time fees collected from the early repayment of one of our largest portfolio companies during the three months ended June 30, 2011.

For the three months ended June 30, 2012 fee income included $1,644,240 from fees earned on early repayments of loans as well as amortization of fees and $2,170,250 of amendment and capital structuring fees. Interest income earned is comprised of cash interest of approximately 96% as well as PIK interest of approximately 4% for the three months ended June 30, 2012. The decrease in fee income for the three months ended June 30, 2012 is primarily attributable to one-time fees collected from the early repayment of one of our largest portfolio companies during the three months ended June 30, 2011.

Expenses

Expenses for the three months ended June 30, 2012 and 2011 were $13,083,040 and $11,367,334, respectively, which consisted of $5,522,189 and $4,958,231 in base management fees, $5,024,200 and $4,052,052 in interest expense and fees related to the Credit Facility, $627,780 and $627,779 in amortization of debt issuance costs, $488,961 and $435,530 in Advisor expenses, $384,677 and $303,457 in professional fees, $170,203 and $255,819 in administrative services, $112,797 and $104,000 in director fees and $752,233 and $630,466 in other expenses, respectively. The increase in base management fees in the current period reflects the overall growth and appreciation in value of our portfolio. The increase in interest and credit facility related expenses during the 2012 period is mainly a result of increased borrowing levels, as well as the issuance of $175 million in aggregate principal amount of our senior secured notes during January 2011. Total borrowings were $449,900,000 at June 30, 2012, compared to $275,000,000 at June 30, 2011.

Net investment income

Net investment income was $22,383,237 and $25,739,234 for the three months ended June 30, 2012 and 2011, respectively. The decrease is primarily a result of interest and one-time fees collected from the early repayment of one of our largest portfolio company investments during the 2011 period, as well as an increase in base management fees and interest and credit facility related expenses during the current period.

Net realized gain or loss

Net realized loss of $75,915,238 for the three months ended June 30, 2012 was the result of $75,506,101 in net losses realized from the disposition of our investments and $409,137 in net loss realized on foreign currency transactions. Net realized loss of $707,774 for the three months ended June 30, 2011 was the result of $29,587 in net losses realized from the disposition of our investments and $678,187 in net loss realized on foreign currency transactions. Foreign currency losses mainly represent net losses on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. Net realized loss on investments for the three months ended June 30, 2012 resulted primarily from the disposition or restructurings of our investments in Big Dumpster Acquisition, Inc. et al. and WBS Group Holdings, LLC. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2012 and 2011, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $74,514,141 and $13,886,916, respectively. The decrease in net unrealized depreciation for the three months ended June 30, 2012 was comprised of a decrease in net unrealized depreciation on investments of $73,734,512 and a net unrealized foreign currency translation gain of $779,629. The valuations of our investments were favorably impacted by improved performance in certain portfolio companies, as well as increased multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the three months ended June 30, 2011 was comprised of a decrease in net unrealized depreciation on investments of $13,311,982 and a net unrealized foreign currency translation gain of $574,934.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended June 30, 2012 and 2011 was an increase of $20,982,140 and $38,918,376, respectively. As compared to the prior period, the decrease primarily reflects a decrease in net investment income, an increase in expenses, an increase in realized losses offset by a decrease in unrealized depreciation for the three months ended June 30, 2012.

Results comparisons for the six months ended June 30, 2012 and 2011.

Investment income

Investment income totaled $68,672,942 and $62,266,697, respectively, for the six months ended June 30, 2012 and 2011, of which $45,577,434 and $26,441,898 were attributable to interest and fees on senior secured loans, $22,423,219 and $33,372,514 to interest earned on other debt securities, $667,312 and $2,391,387 to dividends from equity securities, $4,977 and $23,398 to interest earned on cash equivalents and zero and $37,500 to other income, respectively. The increase in investment income for the six months ended June 30, 2012 is primarily attributable to interest and fees collected from the early repayment of two loans and capital structuring fees earned during the period.

Expenses

Expenses for the six months ended June 30, 2012 and 2011 were $27,265,493 and $21,650,828, respectively, which consisted of $10,912,637 and $9,423,470 in base management fees, $9,737,143 and $7,694,271 in interest expense and fees related to the Credit Facility, $2,213,859 and zero in incentive management fees, $1,255,559 and $1,236,506 in amortization of debt issuance costs, $852,646 and $861,015 in Advisor expenses, $503,531 and $662,513 in professional fees, $252,534 and $546,621 in administrative services, $233,563 and $212,269 in director fees and $1,304,021 and $1,014,163 in other expenses, respectively. The increase in base management fees reflects the overall growth and appreciation in value of our portfolio. The increase in interest and credit facility related expenses were due to increased borrowings under our Credit Facility.

Net investment income

Net investment income was $41,407,449 and $40,615,869 for the six months ended June 30, 2012 and 2011, respectively. The increase is primarily a result of an increase in investment income, partially offset by an increase in base management and incentive management fees, as well as interest and credit facility related expenses.

Net realized gain or loss

Net realized loss of $76,233,207 for the six months ended June 30, 2012 was the result of $75,653,495 in net losses realized from the disposition of our investments and $579,712 in net loss realized on foreign currency transactions. Net realized loss on investments for the six months ended June 30, 2012 resulted primarily from the disposition or restructurings of our investments in Big Dumpster, Acquisition, Inc. et al. and WBS Group Holdings, LLC. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency gains and losses are attributable to forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the six months ended June 30, 2011, net realized loss of $43,575,466 was the result of $42,397,203 in net losses realized from the disposition of our investments and $1,178,263 in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2012 and 2011, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $76,106,142 and $59,892,865, respectively. The decrease in net unrealized depreciation for the six months ended June 30, 2012 was comprised of a decrease in net unrealized depreciation on investments of $74,627,735 and a net unrealized foreign currency translation gain of $1,478,407. The valuations of our investments were favorably impacted by improved performance in certain portfolio companies, as well as increased multiples used to estimate the fair value of some of our investments. Market-wide movements and trading multiples are not necessarily indicative of any fundamental change in the condition or prospects of our portfolio companies. The decrease in net unrealized depreciation for the six months ended June 30, 2011 was comprised of a decrease in net unrealized depreciation on investments of $59,601,406 and a net unrealized foreign currency translation gain of $291,459.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations for the six months ended June 30, 2012 and 2011 was an increase of $41,280,384 and $56,933,268, respectively. As compared to the prior period, the decrease primarily reflects an increase in net investment income offset by a net decrease in realized and unrealized losses for the six months ended June 30, 2012.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
GAAP Basis:
Net Investment Income	$22,383,237	$25,739,234	$41,407,449	$40,615,869
Net Increase in Net Assets from Operations	20,982,140	38,918,376	41,280,384	56,933,268
Net Asset Value at end of period	707,058,817	717,616,648	707,058,817	717,616,648
Less: Incremental Incentive Fee expense using existing formula as applied to current period operating results	(3,822,955)	(4,842,258)	(6,412,379)	(5,114,125)
Addback: GAAP incentive management fee expensed	—	—	2,213,859	—

As Adjusted:
Net Investment Income	$18,560,282	$20,896,976	$37,208,929	$35,501,744
Net Increase in Net Assets from Operations	17,159,185	34,076,118	37,081,864	51,819,143
Net Asset Value at end of period	702,860,297	712,502,523	702,860,297	712,502,523

Per Share Amounts, GAAP Basis:
Net Investment Income	$0.30	$0.35	$0.56	$0.56
Net Increase in Net Assets from Operations	0.29	0.53	0.56	0.78
Net Asset Value at end of period	9.61	9.83	9.61	9.83

Per Share Amounts, As Adjusted:
Net Investment Income	$0.25	$0.29	$0.51	$0.49
Net Increase in Net Assets from Operations	0.23	0.47	0.50	0.71
Net Asset Value at end of period	9.56	9.76	9.56	9.76

Financial condition, liquidity and capital resources

During the six months ended June 30, 2012, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales and unsettled purchases of selected portfolio company investments or repayments of principal.

Net cash used in operating activities during the six months ended June 30, 2012 was $68,049,857. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $41,280,384, which was more than offset by purchases of investments in portfolio companies (net of sales and repayments) of $100,452,340.

Net cash provided by financing activities during the six months ended June 30, 2012 was $71,753,738. Our primary source of cash for financing activities was $106,900,000 in proceeds from borrowings, net of repayments under the Credit Facility. An additional use of cash for financing activities was $35,146,262 of dividend distributions.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At June 30, 2012, the effective LIBOR spread under the Credit Facility was 2.95%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At June 30, 2012, we had $274,900,000 drawn and outstanding under the Credit Facility, with $100,100,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. At June 30, 2012, the Company was in compliance with regulatory coverage requirements with an asset coverage ratio of approximately 255% and was in compliance with all financial covenants under our debt agreements. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

In January 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes. The Senior Secured Notes contain customary affirmative and negative covenants substantially similar to those in our Credit Facility. At June 30, 2012, we were in compliance with all financial and operational covenants required by the Credit Facility and Senior Secured Notes.

At June 30, 2012, we had $11,483,288 in cash and cash equivalents.

The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, repayment of indebtedness and other general corporate purposes.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2012 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$274.9	$—	$274.9	$—	$—
Senior Secured Notes	175.0	—	—	158.0	17.0
Interest and Credit Facility Fees Payable	5.7	5.7	—	—	—

(1)	At June 30, 2012, $100.1 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2012.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions at all or dividends and distributions at a particular level. The following table lists the quarterly dividend per share from our common stock since June 2010.

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012

Tax characteristics of all dividends are reported to stockholders on Form 1099 after the end of the calendar year.

We have elected to be treated as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred by the Company after December 31, 2010 will not be subject to expiration. In addition, such losses must be utilized prior to the losses incurred in the years preceding enactment. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income for the calendar year;

•	98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31st; and

•	any ordinary income and net capital gains for preceding years that were not distributed during such years.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the six months ended June 30, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $2,984,740 and $4,543,659, respectively.

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

Recent developments

On May 2, 2012, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $1,500,000,000 of our common stock, preferred stock, debt securities, warrants representing rights to purchase shares of our common stock, preferred stock or debt securities and subscription rights, or units in the public market.

On August 1, 2012, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on October 3, 2012 to stockholders of record at the close of business on September 19, 2012.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2012, 47.8% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2012, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 42.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, the Administrator provided the following analysis based on our June 30, 2012 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause a decline of approximately $5,400,000, or $0.07 per share, in the value of our net assets at June 30, 2012 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause an increase of approximately $5,600,000, or $0.08 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and six months ended June 30, 2012 and 2011, we did not engage in any interest rate hedging activity.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: August 2, 2012	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: August 2, 2012	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer