Form 10-Q
period 2012-09-30
BlackRock Kelso Capital CORP
filed 2012-11-08
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 7, 2012 was 73,832,381

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $884,155,194 and $959,635,127)	$887,470,029	$890,691,404
Non-controlled, affiliated investments (cost of $44,239,954 and $59,633,913)	58,121,346	71,035,799
Controlled investments (cost of $151,419,698 and $78,601,629)	148,386,742	87,225,239

Total investments at fair value (cost of $1,079,814,846 and $1,097,870,669)	1,093,978,117	1,048,952,442
Cash and cash equivalents	2,975,810	7,478,904
Cash denominated in foreign currencies (cost of $834 and $300,380)	936	300,089
Receivable for investments sold	204,595	2,734,705
Interest receivable	22,872,721	16,474,871
Dividends receivable	—	8,493,799
Prepaid expenses and other assets	4,942,631	6,740,517

Total Assets	$1,124,974,810	$1,091,175,327

Liabilities
Payable for investments purchased	$1,541,222	$421,597
Unrealized depreciation on forward foreign currency contracts	771,405	1,106,241
Debt	384,600,000	343,000,000
Interest payable	2,557,731	5,592,184
Dividend distributions payable	19,160,728	19,040,586
Base management fees payable	5,964,904	5,293,755
Incentive management fees payable	2,963,803	11,878,159
Accrued administrative services	165,049	144,625
Other accrued expenses and payables	3,715,740	3,689,331

Total Liabilities	421,440,582	390,166,478

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 75,120,620 and 74,636,091 issued and 73,695,113 and 73,210,584 outstanding	75,121	74,636
Paid-in capital in excess of par	987,373,660	983,082,373
Distributions in excess of taxable net investment income	(18,195,866)	(26,165,703)
Accumulated net realized loss	(267,939,687)	(194,505,823)
Net unrealized appreciation (depreciation)	11,697,676	(51,999,958)
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	703,534,228	701,008,849

Total Liabilities and Net Assets	$1,124,974,810	$1,091,175,327

Net Asset Value Per Share	$9.55	$9.58

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$27,543,637	$24,001,231	$81,802,597	$67,222,334
Non-controlled, affiliated investments	1,037,387	835,283	4,053,330	3,509,261
Controlled investments	3,071,070	2,288,318	6,501,767	4,951,516

Total interest income	31,652,094	27,124,832	92,357,694	75,683,111
Fee income:
Non-controlled, non-affiliated investments	8,369,140	4,701,489	15,457,315	15,781,903
Non-controlled, affiliated investments	602,344	387,558	735,708	546,114
Controlled investments	57,679	39,677	136,170	117,738

Total fee income	9,029,163	5,128,724	16,329,193	16,445,755

Dividend income:
Non-controlled, non-affiliated investments	38,845	610,173	706,157	2,278,768
Non-controlled, affiliated investments	—	383,516	—	1,106,309
Controlled investments	—	—	—	—

Total dividend income	38,845	993,689	706,157	3,385,077

Total investment income	40,720,102	33,247,245	109,393,044	95,513,943

Expenses:
Base management fees	5,964,904	5,124,033	16,877,541	14,547,503
Interest and credit facility fees	5,180,706	4,208,359	14,917,849	11,902,630
Incentive management fees	2,963,803	—	5,177,662	—
Amortization of debt issuance costs	634,677	634,678	1,890,236	1,871,184
Professional fees	577,051	683,095	1,080,582	1,345,608
Investment advisor expenses	511,774	315,435	1,364,420	1,176,450
Administrative services	164,074	319,500	416,608	866,121
Director fees	113,500	97,000	347,063	309,269
Other	671,341	900,532	1,975,362	1,914,697

Total expenses	16,781,830	12,282,632	44,047,323	33,933,462

Net Investment Income	23,938,272	20,964,613	65,345,721	61,580,481

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(4,417)	258,039	(75,340,007)	(37,073,408)
Non-controlled, affiliated investments	2,441,751	176,800	2,123,846	(4,892,398)
Controlled investments	—	18,929	—	22,372
Foreign currency	362,009	682,083	(217,703)	(496,180)

Net realized gain (loss)	2,799,343	1,135,851	(73,433,864)	(42,439,614)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(1,814,151)	(4,598,697)	77,069,859	44,282,872
Non-controlled, affiliated investments	5,287,500	(190,180)	6,300,604	10,447,300
Controlled investments	(14,735,396)	(5,630,890)	(20,004,775)	(5,548,533)
Foreign currency translation	(1,146,461)	1,256,787	331,946	1,548,246

Net change in unrealized appreciation or depreciation	(12,408,508)	(9,162,980)	63,697,634	50,729,885

Net realized and unrealized gain (loss)	(9,609,165)	(8,027,129)	(9,736,230)	8,290,271

Net Increase in Net Assets Resulting from Operations	$14,329,107	$12,937,484	$55,609,491	$69,870,752

Net Investment Income Per Share	$0.32	$0.29	$0.89	$0.84

Earnings Per Share	$0.19	$0.18	$0.76	$0.96

Basic and Diluted Weighted-Average Shares Outstanding	73,692,104	73,101,398	73,555,011	72,966,076
Dividends Declared Per Share	$0.26	$0.26	$0.78	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Net Increase in Net Assets Resulting from Operations:
Net investment income	$ 65,345,721	$ 61,580,481
Net realized loss	(73,433,864)	(42,439,614)
Net change in unrealized appreciation or depreciation	63,697,634	50,729,885

Net increase in net assets resulting from operations	55,609,491	69,870,752

Dividend Distributions to Stockholders from:
Net investment income	(57,375,884)	(61,321,309)

Capital Share Transactions:
Proceeds from shares sold	—	2,000,000
Reinvestment of dividends	4,291,772	6,294,969
Purchases of treasury stock	—	(3,540,397)

Net increase in net assets resulting from capital share transactions	4,291,772	4,754,572

Total Increase in Net Assets	2,525,379	13,304,015
Net assets at beginning of period	701,008,849	698,479,924

Net assets at end of period	$ 703,534,228	$ 711,783,939

Capital Share Activity:
Shares issued from subscriptions	—	200,000
Shares issued from reinvestment of dividends	484,529	646,298
Purchases of treasury stock	—	(400,000)

Net increase in shares outstanding	484,529	446,298

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Operating Activities:
Net increase in net assets resulting from operations	$55,609,491	$69,870,752
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(238,476,949)	(260,528,598)
Sales (purchases) of foreign currency contracts—net	(220,986)	(526,385)
Proceeds from sales/repayments of investments	203,491,979	163,013,170
Net change in unrealized appreciation or depreciation on investments	(63,365,688)	(49,181,639)
Net change in unrealized appreciation or depreciation on foreign currency translation	(331,946)	(1,548,246)
Net realized loss (gain) on investments	73,216,161	41,943,434
Net realized loss (gain) on foreign currency	217,703	496,180
Amortization of premium/discount—net	(11,364,420)	(7,411,408)
Amortization of debt issuance costs	1,890,236	1,871,184
Changes in operating assets and liabilities:
Receivable for investments sold	2,530,110	4,853,918
Interest receivable	(6,397,850)	(5,241,224)
Dividends receivable	(317,146)	(2,871,143)
Prepaid expenses and other assets	(92,350)	(159,416)
Payable for investments purchased	1,119,625	209,039
Interest payable	(3,034,453)	2,058,726
Base management fees payable	671,149	769,012
Incentive management fees payable	(8,914,356)	(14,614,098)
Accrued administrative services	20,424	173,837
Other accrued expenses and payables	310,598	(47,113)

Net cash provided by (used in) operating activities	6,561,332	(56,870,018)

Financing Activities:
Net proceeds from issuance of common stock	—	2,000,000
Dividend distributions paid	(52,963,972)	(59,264,457)
Proceeds from debt	225,900,000	278,250,000
Repayments of debt	(184,300,000)	(130,800,000)
Deferred debt issuance costs	—	(1,690,580)
Purchases of treasury stock	—	(3,540,397)

Net cash provided by (used in) financing activities	(11,363,972)	84,954,566

Effect of exchange rate changes on cash and cash equivalents	393	(18,407)

Net increase (decrease) in cash	(4,802,247)	28,066,141
Cash and cash equivalents, beginning of period	7,778,993	2,160,871

Cash and cash equivalents, end of period	$2,976,746	$30,227,012

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$17,289,778	$8,800,205
Taxes	$1,503,347	$914,847
Dividend distributions reinvested	$4,291,772	$6,294,969

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

September 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—24.8%
Advanced Lighting Technologies, Inc., First Lien(c)	Lighting	10.50%	6/1/19	$20,000,000	$19,516,414	$20,000,000
AGY Holding Corp., Second Lien(p)	Glass Yarns/Fibers	11.00%	11/15/14	28,475,000	22,102,345	20,729,800
American Residential Services L.L.C. et al., Second Lien(c)	HVAC Plumbing Services	12.00%	4/15/15	40,000,000	39,886,426	40,000,000
BPA Laboratories Inc., First Lien(c)	Healthcare Services	12.25%	4/1/17	33,250,000	32,202,093	32,851,000
Sizzling Platter LLC et al., First Lien(c)	Restaurants	12.25%	4/15/16	30,000,000	29,239,911	30,000,000
TriMark USA, Inc., Second Lien(p)(q)(r)	Food Service Equipment	11.50%	11/30/13	33,109,988	33,109,988	31,123,390

Total Senior Secured Notes					176,057,177	174,704,190

Unsecured Debt—6.9%
Maple Hill Acquisition LLC(q)	Rigid Packaging	13.50%	10/1/15	5,000,000	4,906,249	5,000,000
SVP Worldwide Ltd.(q)	Consumer Products	14.00%	6/27/18	43,613,583	43,613,583	43,613,583

Total Unsecured Debt					48,519,832	48,613,583

Subordinated Debt—13.9%
A & A Manufacturing Co., Inc.(q)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
MediMedia USA, Inc.(c)(p)	Information Services	11.38%	11/15/14	19,950,000	19,135,185	18,693,150
The Pay-O-Matic Corp.(q)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000
Sarnova HC, LLC et al.(q)	Healthcare Products	14.00%	4/6/16	25,762,284	25,330,842	25,762,284

Total Subordinated Debt					97,861,341	97,850,748

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

September 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—91.6%(e)
Advantage Sales & Marketing Inc., Second Lien(r)	Marketing Services	9.25%	6/17/18	$10,000,000	$9,885,565	$10,000,000
Airvana Network Solutions Inc., First Lien(r)	Software	10.00%	3/25/15	3,642,857	3,597,539	3,642,857
Al Solutions, Inc., Term Loan B, Second Lien(q)	Metals	5.00%	12/31/19	66,690	—	—
Alpha Media Group Inc., First Lien(q)	Publishing	12.00%	7/15/13	5,401,712	4,165,336	583,385
American SportWorks LLC, Second Lien(f)(i)	Utility Vehicles	13.00%	6/16/15	8,000,000	8,000,000	1,360,000
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	43,600,000	43,600,000	38,716,800
Arclin US Holdings Inc., Second Lien(g)(p)(r)	Chemicals	7.75%	1/15/15	3,496,442	3,091,478	3,496,442
Ascend Learning, LLC, Second Lien(r)	Education	11.50%	12/6/17	20,000,000	19,553,073	20,000,000
Ashton Woods USA L.L.C., Second Lien	Homebuilding	11.75%	7/6/15	52,500,000	52,500,000	52,500,000
Attachmate Corporation et al., Second Lien(r)	Software	11.00%	11/22/18	20,000,000	19,433,108	19,580,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(r)	Financial Services	7.50%	8/20/14	2,000,000	1,703,281	1,946,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(p)(q)(r)	Financial Services	7.50%	8/20/14	21,411,840	13,104,268	17,707,591
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien(f)(p)(q)(r)	Financial Services	8.23%	8/20/15	33,477,584	24,680,089	12,888,869
The Bargain! Shop Holdings Inc., First Lien(g)(h)(p)	Discount Stores	16.00%	7/1/14	24,082,000	24,095,252	24,474,821
Berlin Packaging L.L.C., Second Lien(r)	Rigid Packaging	6.72%	8/17/15	24,000,000	23,740,741	23,544,000
Dial Global, Inc. et. al., Second Lien(r)	Media & Entertainment	13.00%	7/21/17	42,500,000	41,995,735	41,225,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

September 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Fitness Together Franchise Corporation, First Lien(q)	Personal Fitness	11.50%	11/10/13	$6,209,518	$6,209,518	$5,824,530
Grocery Outlet Inc., First Lien(r)	Grocery Retail	10.52%	12/15/17	24,625,000	24,625,000	25,068,250
InterMedia Outdoors, Inc., Second Lien(r)	Printing/ Publishing	7.11%	1/31/14	10,000,000	10,000,000	9,210,000
MCCI Group Holdings, LLC, Second Lien(r)	Healthcare Services	10.75%	1/29/18	40,000,000	40,000,000	40,000,000
Penton Media, Inc. et al., First Lien(d)(p)(q)(r)	Information Services	5.00%	8/1/14	23,396,461	19,279,367	18,717,170
Potters Holdings II, L.P., Second Lien(r)	Engineered Glass Beads	10.25%	11/6/17	15,000,000	14,823,227	15,000,000
Pre-Paid Legal Services, Inc., First Lien(r)	Legal Services	11.00%	12/31/16	15,000,000	14,652,710	15,000,000
Progress Financial Corporation, Second Lien(r)	Financial Services	13.00%	6/18/15	34,375,000	33,742,263	34,375,000
Renaissance Learning, Inc., Second Lien(r)	Education Software	12.00%	10/19/18	20,000,000	19,307,253	20,000,000
Road Infrastructure Investment, LLC, Second Lien(r)	Manufacturing	10.25%	9/30/18	10,000,000	9,814,014	10,000,000
SOURCEHOV LLC, Second Lien(r)	Process Outsourcing	10.50%	4/29/18	25,000,000	22,451,465	23,175,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,000,000
United Subcontractors, Inc., First Lien(d)(p)(q)(r)	Building and Construction	4.37%	6/30/15	3,562,863	3,434,766	3,113,944
Volume Services America, Inc. et al., Term Loan B, First Lien(r)	Concession Services	10.50%	9/16/16	44,212,500	43,041,599	44,212,500
WBS Group LLC, First Lien(f)(r)	Software	6.50%	12/31/12	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(r)	Software	10.50%	6/7/13	24,999,000	24,373,405	24,999,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

September 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	7.00%	3/2/17	$6,590,896	$6,590,896	$6,590,896

Total Senior Secured Loans					662,775,203	644,236,310

Preferred Stock—0.2%(s)
Alpha Media Group Holdings Inc., Series A-2	Publishing			5,000	—	—
Progress Financial Corporation, Series F-1	Financial Services			963,710	740,313	1,101,698

Total Preferred Stock					740,313	1,101,698

Common Stock—10.3%(s)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(p)	Chemicals			450,532	9,722,203	11,420,000
Bankruptcy Management Solutions, Inc.(f)(p)	Financial Services			326,873	9,600,072	—
BKC CSP Blocker, Inc.(j)	Financial Services			100	—	—
ECI Holdco, Inc., Class A-1 (Electrical Components)(f)	Electronics			19,040,132	19,027,697	45,315,512
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	8,250,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)(p)	Building and Construction			164,851	7,475,821	7,391,920

Total Common Stock					50,825,793	72,377,432

Limited Partnership/Limited Liability Company Interests—6.2%
ARS Investment Holdings, LLC(k)(s)	HVAC/ Plumbing Services			102,601	—	840,000
ASW International LLC(f)(l)(s)	Utility Vehicles			12,800	7,428,827	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

September 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/ Units	Cost(a)	Fair Value(b)
DynaVox Systems Holdings, LLC(m)(s)	Augmentative Communication Products			272,369	$758,069	$144,408
Marquette Transportation Company Holdings, LLC(n)(s)	Transportation			25,000	5,000,000	6,132,000
Marsico Holdings, LLC (c)(s)	Financial Services			91,445	1,848,077	228,613
Penton Business Media Holdings LLC(d)(s)	Information Services			—	9,050,000	20,648,312
PG Holdco, LLC (Press Ganey)	Healthcare Services	15.00%		12,832	361,949	361,949
PG Holdco, LLC (Press Ganey), Class A(s)	Healthcare Services			16,667	166,667	299,133
Sentry Security Systems Holdings, LLC(s)	Security Services			147,271	147,271	7,660
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	931,076	931,076
VSS-AHC Holdings LLC (Advanstar)(s)	Printing/ Publishing			352,941	4,199,161	3,903,702
WBS Group LLC (f)(o)(s)	Software			—	1,000	5,954,619
Westward Dough Holdings, LLC, Class A(f)(s)	Restaurants			350,000	9,260,324	4,340,000

Total Limited Partnership/Limited Liability Company Interests					39,152,421	43,791,472

Equity Warrants/Options—1.6%(s)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	403,815	2,367,963
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	323,052	2,478,068
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	1,889,485
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	2,061,340
Bankruptcy Management Solutions, Inc(f)(p)	Financial Services		expire 10/1/17	23,046	365,584	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

September 30, 2012

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/ Units	Cost(a)	Fair Value(b)
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	$250,000	$80,415
Marsico Superholdco SPV, LLC (c)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	3,447,098	1,202,472	2,420,413
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	5,000

Total Equity Warrants/Options					3,882,766	11,302,684

TOTAL INVESTMENTS— 155.5%					$1,079,814,846	1,093,978,117

OTHER ASSETS & LIABILITIES (NET)—(55.5)%						(390,443,889)

NET ASSETS—100.0%						$703,534,228

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 20.2% of the Company’s net assets at September 30, 2012.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 72% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 64% of such senior secured loans have floors of 1.00% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2012 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Non-accrual status (in default) at September 30, 2012 and therefore non-income producing. At September 30, 2012, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.1% and 0.8% of total debt investments at fair value and amortized cost, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***
Conney Safety Products, LLC
Subordinated Debt	$25,582,734	$735,708	$(25,582,733)	$(735,709)	$—	†	$—	$2,137,580	$735,708
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,785,488	—	(4,705,015)	2,919,527	—	†	2,377,756	—	—
M&M Tradition Holdings Corp.
Common Stock	7,250,000	—	—	1,000,000	8,250,000		—	—	—
MGHC Holding Corporation:
Common Stock	224,200	—	(1,161,702)	937,502	— †		(113,266)	—	—
Warrants	—	—	(136,297)	136,297	— †		(136,297)	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	20,321,858	—	—	326,454	20,648,312		—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	8,067,187	10,296,164	(119,698)	473,517	18,717,170		3	1,699,489	—
United Subcontractors, Inc.
Senior Secured Loan	1,809,875	1,549,395	(178,130)	(67,196)	3,113,944		(4,006)	216,261	—
USI Senior Holdings, Inc.
Common Stock	5,994,457	99,635	(12,384)	1,310,212	7,391,920		(344)	—	—

Totals	$71,035,799	$12,680,902	$(31,895,959)	$6,300,604	$58,121,346		$2,123,846	$4,053,330	$735,708

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the nine months ended September 30, 2012.
†	Investment no longer held at September 30, 2012.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2012 represents 8.3% of the Company’s net assets.

(j)	The Company is sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary and thus a controlled investment.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***
American SportWorks LLC
Senior Secured Loan	$3,550,900	$—	$—	$(2,190,900)	$1,360,000		$—	$—	$—
ASW International LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,948,000	118,166	—	(120,166)	1,946,000		—	129,922	118,167
Senior Secured Loan, First Lien, B	15,512,497	2,756,093	(146,668)	(414,331)	17,707,591		—	2,337,566	—
Senior Secured Loan, Second Lien	21,992,702	2,401,737	—	(11,505,570)	12,888,869		—	2,455,907	—
Common Stock	1,772,470	—	—	(1,772,470)	—		—	—	—
Warrants	4,190	—	—	(4,190)	—		—	—	—
BKC CSP Blocker, Inc.:
Common Stock	—	—	—	—	—	†	—	—	—
ECI Holdco, Inc.
Common Stock	42,444,480	178,861	—	2,692,171	45,315,512		—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	—	27,284,255	—	—	27,284,255		—	416,813	—
Senior Secured Loan, Second Lien	—	25,230,310	—	(231,310)	24,999,000		—	882,051	18,003
WBS Group LLC
Limited Liability Co. Interest	—	7,492,304	—	(1,537,685)	5,954,619		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	—	6,790,896	(200,000)	—	6,590,896		—	279,508	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	—	9,260,324	—	(4,920,324)	4,340,000		—	—	—

Totals	$87,225,239	$81,512,946	$(346,668)	$(20,004,775)	$148,386,742		$—	$6,501,767	$136,170

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the nine months ended September 30, 2012.
†	Investment moved into the controlled category from the non-controlled, non-affiliated category.

The aggregate fair value of controlled investments at September 30, 2012 represents 21.1% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(q)	Interest may be paid in cash or paid-in-kind (“PIK”) which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 3% of interest income earned for the nine months ended September 30, 2012. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis. For the nine months ended September 30, 2012, the following securities’ PIK was recorded at the prior quarter’s fair value: A1 Solutions, Inc. and Alpha Media Group Inc.
(r)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(s)	Non-income producing equity securities at September 30, 2012.

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Westward Dough Operating Company, LLC, Term Loan A, First Lien	Restaurants	4.30%	3/31/12	$6,850,000	$6,846,261	$3,347,907
Westward Dough Operating Company, LLC, Term Loan B, First Lien(j)	Restaurants	7.30%	3/31/12	8,334,656	8,330,290	4,905,633

Total Senior Secured Loans					664,401,207	655,594,813

Preferred Stock—0.0%
Alpha Media Group Holdings Inc., Series A-2(k)	Publishing			5,000	—	—

Total Preferred Stock					—	—

Common Stock—9.4%(k)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(e)(h)(q)	Chemicals			450,532	9,722,203	8,299,998
Bankruptcy Management Solutions, Inc.(g)(q)	Financial Services			325,415	9,600,072	1,772,470
ECI Holdco, Inc., Class A-1 (Electrical Components)(g)	Electronics			18,848,836	18,848,836	42,444,480
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication			500,000	5,000,000	7,250,000
MGHC Holding Corporation (Mattress Giant)(e)	Bedding —Retail			109,336	1,093,360	224,200
USI Senior Holdings, Inc. (United Subcontractors)(e)(q)	Building and Construction			109,750	7,388,570	5,994,457

Total Common Stock					51,653,041	65,985,605

Limited Partnership/Limited Liability Company Interests—5.6%
ARS Investment Holdings, LLC(k)(l)	HVAC/ Plumbing Services			102,601	—	1,110,000
ASW International LLC(g)(k)(m)	Utility Vehicles			12,800	7,428,827	—

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments - (Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Arclin Cayman Holdings Ltd., Tranche 3(e)(h)(q)	Chemicals		expire 1/15/14	230,159	$484,578	$1,167,002
Arclin Cayman Holdings Ltd., Tranche 4(e)(h)(q)	Chemicals		expire 1/15/15	230,159	403,815	1,379,772
Bankruptcy Management Solutions, Inc(g)(q)	Financial Services		expire 10/1/17	23,046	365,584	4,190
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	88,213
Marsico Superholdco SPV, LLC, (d)	Financial Services		expire 12/14/19	455	444,450	—
MGHC Holding Corporation(e)	Bedding — Retail		expire 1/31/12	75,928	136,297	—
Progress Financial Corporation	Financial Services		expire 7/26/18	429,596	502,627	596,169
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	4,000

Total Equity Warrants/Options					3,319,218	6,291,268

TOTAL INVESTMENTS—149.6%					$1,097,870,669	1,048,952,442

OTHER ASSETS & LIABILITIES (NET)—(49.6)%						(347,943,593)

NET ASSETS—100.0%						$701,008,849

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 12.8% of the Company’s net assets at December 31, 2011.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 68% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 58% of such senior secured loans have floors of 1.00% to 3.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or nine months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2011 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$8,370,000	$—	$(8,507,789)	$137,789	$—	†	$—	$—	$—
Warrants	5,453,023	—	(4,419,495)	(1,033,528)	—	†	—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	3,459,541	44,416	(3,547,259)	43,302	—	†	1,288	113,406	—
Conney Safety Products LLC
Subordinated Debt	29,665,252	293,386	(4,829,858)	453,954	25,582,734		170,143	4,954,546	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,062,247	63,359	—	659,882	1,785,488		—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	(4,968,000)	(149,040)	—	††	—	—	1,128,207
Common Stock	5,000,000	—	—	2,250,000	7,250,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	1,229,657	102,434	(4,014,328)	2,682,237	—	††	(2,784,672)	94,327	—
MGHC Holding Corporation:
Common Stock	—	—	(2,285,815)	2,285,815	—	††	(2,285,815)	—	—
Common Stock	—	1,093,360	—	(869,160)	224,200		—	—	—
Warrants	—	136,297	—	(136,297)	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	9,050,000	—	—	11,271,858	20,321,858		—	110,624	—
Penton Media, Inc. et al.
Senior Secured Loan	—	9,126,321	(23,420)	(1,035,714)	8,067,187		12,709	394,918	—
United Subcontractors, Inc.
Senior Secured Loan	1,589,952	282,513	—	(62,590)	1,809,875		—	67,861	—
USI Senior Holdings, Inc.
Common Stock	7,379,489	79,504	—	(1,464,536)	5,994,457		—	—	—

Totals	$77,376,201	$11,221,590	$(32,595,964)	$15,033,972	$71,035,799		$(4,886,347)	$5,735,682	$1,128,207

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the twelve months ended December 31, 2011.
†	Investment moved out of non-controlled, affiliated category at December 31, 2011.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2011 represents 10.1% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Non-accrual status (in default) at December 31, 2011 and therefore non-income producing. At December 31, 2011, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.5% and 0.8% of total debt investments at fair value and amortized cost, respectively.
(k)	Non-income producing equity securities at December 31,2011.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest/ Other Income***
Al Solutions, Inc.
Senior Secured Loan	$115,000	$—	$(115,000)	$—	$—	†	$—	$6,738
American SportWorks LLC
Senior Secured Loan	7,200,000	—	—	(3,649,100)	3,550,900		—	1,104,445
ASW Investment Holdings, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,427,700	157,414	—	362,886	1,948,000		—	309,498
Senior Secured Loan, First Lien, B	—	10,524,207	(29,363)	5,017,653	15,512,497		39,727	1,685,875
Senior Secured Loan, Second Lien	21,342,029	3,762,586	—	(3,111,913)	21,992,702		—	4,405,452
Common Stock	4,516,560	60,832	—	(2,804,922)	1,772,470		—	—
Warrants	125,880	—	—	(121,690)	4,190		—	—
ECI Holdco, Inc.
Common Stock	51,480,000	—	—	(9,035,520)	42,444,480		—	—
Electrical Components International, Inc.
Senior Secured Loan	1,641,718	—	(1,641,718)	—	—	†	—	14,730
Fitness Together Franchise Corporation
Senior Secured Loan	6,119,804	628,104	(7,212,128)	464,220	—	†	—	841,951
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	(173,326)	173,326	—	†	(156,062)	—
Preferred Stock Series A-1	—	—	(49,056)	49,056	—	†	(44,539)	—
Preferred Stock Series B Convertible	1,478,000	—	(9,100,000)	7,622,000	—	†	(7,637,759)	—
Common Stock	—	—	(118,500)	118,500	—	†	(102,521)	—

Totals	$95,446,691	$15,133,143	$(18,439,091)	$(4,915,504)	$87,225,239		$(7,901,154)	$8,368,689

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2011. There was no dividend income from these securities during the period.
†	Investment moved out of controlled category at December 31, 2011.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of controlled investments at December 31, 2011 represents 12.4% of the Company’s net assets.

(n)	The Company is the sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non- affiliated investment.
(q)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(r)	Interest may be paid in cash or paid-in-kind (“PIK”) which may be at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

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

Cash and Cash Equivalents

Cash equivalents include short-term liquid overnight investments.

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

Dividend income is recorded on the ex-dividend date and is adjusted to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, such income is accrued only to the extent that the Advisor believes that the PIK income is likely to be collected. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends, even though the Company has not yet collected the cash.

Fee income, such as structuring fees, origination, closing, commitment and other upfront fees are generally non-recurring and are recognized as revenue when earned. In instances where the Company does not perform significant services in connection with the related investment, fees paid to the Company in these situations may be deferred and amortized over the estimated life of the investment. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as income.

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

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $18,195,866 and $26,165,703 as of September 30, 2012 and December 31, 2011, respectively.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities ASU 2011-11. These disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and to disclose instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Management is currently evaluating the implications of ASU 2011-11 and its impact on financial statement disclosures.

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

For the three and nine months ended September 30, 2012, the Advisor earned $5,964,904 and $16,877,541, respectively, in Management Fees under the Management Agreement. For the three and nine months ended September 30, 2011, the Advisor earned $5,124,033 and $14,547,503, respectively, in such fees from the Company.

Incentive Management Fee

The Management Agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee (the “Incentive Fee”) under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to Company stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period, and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to the Company’s net asset value and does not take into account changes in the market price of the Company’s common stock.

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended September 30, 2012 and 2011 was determined by reference to the four quarter periods ended on September 30, 2012 and 2011, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

Quarterly Incentive Fee Based on Income. For each trailing four quarters’ period, the Company pays the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the sum of, if negative, net unrealized capital appreciation/(depreciation) and net realized capital gains/(losses) during the period, in excess of (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

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

For the three and nine months ended September 30, 2012, the Advisor earned zero and $2,213,859, respectively, in Incentive Fees based on Income from the Company. For the three and nine months ended September 30, 2011, the Advisor earned no such fees.

Annual Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated and paid on an annual basis beginning on July 1, 2007, the first day of the calendar quarter in which the Public Market Event occurred and each annual period thereafter, ending on June 30 of the next calendar year. For each annual period, the Company pays the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

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

We are required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains incentive fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we record a capital gains incentive fee equal to 20% of such amount, less the amount of capital gains related incentive fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may result in an additional expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 or the Management Agreement. Amounts actually paid will be consistent with the Advisers Act which specifically excludes consideration of unrealized capital appreciation.

The capital gains fee due to our investment advisor as calculated under the investment advisory and Management Agreement as described above, for the three months ended September 30, 2012 was zero. In accordance with GAAP the hypothetical incentive fee for the three and nine months ended September 30, 2012, resulted in a capital gains incentive fee of $2,963,803, bringing the total GAAP accrual related to the capital gains Incentive Fee to $2,963,803 as of September 30, 2012.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2012, the Company incurred $511,774 and $1,364,420, respectively, and for the three and nine months ended September 30, 2011, the Company incurred $315,435 and $1,176,450, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf.

Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2012 were $832,640 and $2,295,143 respectively, and during the three and nine months ended September 30, 2011 were $816,130 and $1,583,453, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2012, the Company incurred $112,976 and $261,160, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2011, the Company incurred $268,303 and $713,528, respectively, in such expenses.

Advisor Stock Transactions

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the nine months ended September 30, 2012.

At September 30, 2012 and December 31, 2011, the Advisor owned and had the right to vote approximately 97,000 and 259,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 258,000 and 275,000 shares, respectively, of the Company’s common stock. At September 30, 2012 and December 31, 2011, other entities affiliated with the Administrator beneficially owned and had the right to vote approximately 6,019,000 shares of the Company’s common stock, representing approximately 8.2% of the total shares outstanding.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Numerator for basic and diluted net increase in net assets per share	$14,329,107	$12,937,484	$55,609,491	$69,870,752
Denominator for basic and diluted net increase in net assets per share	73,692,104	73,101,398	73,555,011	72,966,076
Basic/diluted net increase in net assets per share from operations	$0.19	$0.18	$0.76	$0.96

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Investments

Purchases of investments for the three months ended September 30, 2012 and 2011 totaled $16,788,620 and $139,401,945, respectively, and for the nine months ended September 30, 2012 and 2011 totaled $238,476,949 and $260,528,598, respectively. Sales/repayments of investments for the three months ended September 30, 2012 and 2011 totaled $82,255,990 and $87,591,684, respectively, and for nine months ended September 30, 2012 and 2011 totaled $203,491,979 and $163,013,170, respectively.

At September 30, 2012, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$176,057,177	$174,704,190
Unsecured debt	48,519,832	48,613,583
Subordinated debt	97,861,341	97,850,748
Senior secured loans:
First lien	241,783,787	244,166,199
Second/other priority lien	420,991,416	400,070,111

Total senior secured loans	662,775,203	644,236,310

Preferred stock	740,313	1,101,698
Common stock	50,825,793	72,377,432
Limited partnership/limited liability company interests	39,152,421	43,791,472
Equity warrants/options	3,882,766	11,302,684

Total investments	$1,079,814,846	$1,093,978,117

At December 31, 2011, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$117,684,004	$113,871,025
Unsecured debt	50,109,481	5,000,000
Subordinated debt	166,936,586	163,038,989
Senior secured loans:
First lien	212,981,195	209,900,588
Second/other priority lien	451,420,012	445,694,225

Total senior secured loans	664,401,207	655,594,813

Common stock/preferred stock	51,653,041	65,985,605
Limited partnership/limited liability company interests	43,767,132	39,170,742
Equity warrants/options	3,319,218	6,291,268

Total investments	$1,097,870,669	$1,048,952,442

Industry Composition

The industry composition of the portfolio at fair value at September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
Industry	2012	2011
Personal and Other Services	12.5%	13.1%
Healthcare	12.1	12.9
Business Services	10.2	9.9
Manufacturing	10.1	7.6
Printing, Publishing and Media	8.6	8.1
Consumer Products	8.6	4.8
Financial Services	8.3	8.3
Building and Real Estate	5.8	4.3
Chemicals	5.4	4.4
Retail	4.5	5.2
Electronics	4.2	4.1
Beverage, Food and Tobacco	3.7	3.6
Containers and Packaging	2.6	2.7
Distribution	2.4	5.1
Transportation	0.6	0.5
Telecommunications	0.3	1.4
Entertainment and Leisure	0.1	0.4
Automotive	—	3.6

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2012 was United States 95.6% and Canada 4.4%, and at December 31, 2011 was United States 96.0% and Canada 4.0%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

At September 30, 2012, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at September 30, 2012	Unrealized Appreciation (Depreciation)
Canadian dollar	October 17, 2012	23,098,161 Sold	$ 22,690,971	$ 23,464,260	$ (773,289)
Canadian dollar	October 17, 2012	349,418 Purchased	(352,672)	(354,956)	2,284
Canadian dollar	October 17, 2012	358,000 Purchased	(364,074)	(363,674)	(400)

Total			$ 21,974,225	$ 22,745,630	$ (771,405)

At December 31, 2011, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2011	Unrealized Appreciation (Depreciation)
Canadian dollar	January 18, 2012	295,000 Purchased	$ (289,385)	$ (290,124)	$ 739
Canadian dollar	January 18, 2012	593,819 Purchased	(587,012)	(584,004)	(3,008)
Canadian dollar	January 18, 2012	24,982,000 Sold	23,465,055	24,569,027	(1,103,972)

Total			$ 22,588,658	$ 23,694,899	$ (1,106,241)

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

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2012 and December 31, 2011 reflect the volume of derivative activity throughout the periods presented.

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2012 and December 31, 2011 represents 1.6% and 0.9%, respectively, of the Company’s net assets.

7. Debt

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on April 20, 2010, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $375,000,000 outstanding, at any one time, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid using the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At September 30, 2012, the effective LIBOR spread under the Credit Facility was 3.13%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At September 30, 2012, the Company had $209,600,000 drawn on the Credit Facility versus $168,000,000 at December 31, 2011. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $165,400,000 at September 30, 2012.

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

The Company’s average outstanding debt balance during the three and nine months ended September 30, 2012 was $420,729,348 and $390,714,051, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2012 were $469,900,000 and $469,900,000, respectively, and during the three and nine months ended September 30, 2011 were $320,000,000 and $363,000,000

The weighted average annual interest cost for the three and nine months ended September 30, 2012 was 4.73% and 4.87%, respectively, and for the three and nine months ended September 30, 2011 was 5.21% and 5.25%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the three and nine months ended September 30, 2012 were $164,923 and $611,922, respectively, and for the three and nine months ended September 30, 2011 were $329,677 and $995,649.

At September 30, 2012, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2012, the repurchase plan was further extended through the earlier of June 30, 2013 or until the approved number of shares has been repurchased. During the nine months ended September 30, 2012, the Company purchased zero shares of its common stock on the open market. During the nine months ended September 30, 2011, the Company purchased a total of 400,000 shares of its common stock on the open market for $3,540,397, including brokerage commissions. Since inception of the repurchase plan through September 30, 2012, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At September 30, 2012, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2012 and December 31, 2011.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility and Senior Secured Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility and Senior Secured Notes would be classified as Level 2 with respect to the fair value hierarchy. The carrying and fair values of the Company’s Credit Facility payable were $209,600,000 and $204,360,000 at September 30, 2012 and $168,000,000 and $157,080,000 at December 31, 2011, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $188,302,790 at September 30, 2012 and $175,000,000 and $180,815,000 at December 31, 2011, respectively. The carrying and fair values of the Company’s total debt outstanding were therefore $384,600,000 and $392,662,790 at September 30, 2012 and $343,000,000 and $337,895,000 at December 31, 2011, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at September 30, 2012 and December 31, 2011 in determining such fair values:

		Fair Value Inputs at September 30, 2012
	Fair Value at September 30, 2012	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$174,704,190	$—	$—	$174,704,190
Unsecured debt	48,613,583	—	—	48,613,583
Subordinated debt	97,850,748	—	—	97,850,748
Senior secured loans	644,236,310	—	—	644,236,310
Preferred stock	1,101,698	—	—	1,101,698
Common stock	72,377,432	—	—	72,377,432
Limited partnership/limited liability company interests	43,791,472	—	—	43,791,472
Equity warrants/options	11,302,684	—	—	11,302,684

Total investments	1,093,978,117	—	—	1,093,978,117
Forward foreign currency contracts	(771,405)	—	(771,405)	—
Cash and cash equivalents	2,976,746	2,976,746	—	—

Total	$1,096,183,458	$2,976,746	$(771,405)	$1,093,978,117

		Fair Value Inputs at December 31, 2011
	Fair Value at December 31, 2011	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$113,871,025	$—	$—	$113,871,025
Unsecured debt	5,000,000	—	—	5,000,000
Subordinated debt	163,038,989	—	—	163,038,989
Senior secured loans	655,594,813	—	—	655,594,813
Common stock	65,985,605	—	—	65,985,605
Limited partnership/limited liability company interests	39,170,742	—	—	39,170,742
Equity warrants/options	6,291,268	—	—	6,291,268

Total investments	1,048,952,442	—	—	1,048,952,442
Forward foreign currency contracts	(1,106,241)	—	(1,106,241)	—
Cash and cash equivalents	7,778,993	7,778,993	—	—

Total	$1,055,625,194	$7,778,993	$(1,106,241)	$1,048,952,442

In determining the fair values of the Company’s forward foreign currency contracts at September 30, 2012 and at December 31, 2011, the Company used unadjusted indicative price quotations for similar assets (Level 2).

The valuation techniques used at September 30, 2012 and December 31, 2011 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,093,828,709 and $1,043,181,658 as of September 30, 2012 and December 31, 2011, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended September 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2012	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2012
Senior secured notes	$174,802,676	$550,364	$—	$(648,850)	$—	$—	$—	$174,704,190
Unsecured debt	48,500,000	7,876	—	(7,876)	113,583	—	—	48,613,583
Subordinated debt	167,868,954	1,635,138	—	(3,070,611)	—	(68,582,733)	—	97,850,748
Senior secured loans	649,352,587	2,212,065	(8,420)	(12,390,513)	15,333,451	(10,262,860)	—	644,236,310
Preferred stock	—	—	—	361,385	740,313	—	—	1,101,698
Common stock	70,923,064	—	67,998	1,595,669	(128,917)	(80,382)	—	72,377,432
Limited partnership / LLC Interest	44,431,152	—	2,377,756	282,234	30,345	(3,330,015)	—	43,791,472
Equity warrants / options	9,664,681	—	—	938,158	699,845	—	—	11,302,684

Total investments	$1,165,543,114	$4,405,443	$2,437,334	$(12,940,404)	$16,788,620	$(82,255,990)	$—	$1,093,978,117

The following is a reconciliation for the nine months ended September 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2012
Senior secured notes	$113,871,025	$1,380,576	$—	$2,459,992	$56,992,597	$—	$—	$174,704,190
Unsecured debt	5,000,000	221,009	(45,124,241)	45,203,232	43,613,583	(300,000)	—	48,613,583
Subordinated debt	163,038,989	2,493,968	(8,185,353)	3,887,004	10,661,605	(74,045,465)	—	97,850,748
Senior secured loans	655,594,813	7,268,867	42,290	(9,732,498)	115,887,205	(124,824,367)	—	644,236,310
Preferred stock	—	—	—	361,385	740,313	—	—	1,101,698
Common stock	65,985,605	—	(113,608)	7,219,077	278,489	(992,131)	—	72,377,432
Limited partnership /LLC Interest	39,170,742	—	(19,698,952)	9,235,441	18,414,257	(3,330,016)	—	43,791,472
Equity warrants /options	6,291,268	—	(136,297)	4,447,868	699,845	—	—	11,302,684

Total investments	$1,048,952,442	$11,364,420	$(73,216,161)	$63,081,501	$247,287,894	$(203,491,979)	$—	$1,093,978,117

The following is a reconciliation for the three months ended September 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/ or out of Level 3	Fair Value at September 30, 2011
Senior secured notes	$112,640,527	$78,217	$—	$1,910,257	$—	$—	$—	$114,629,001
Unsecured debt	7,046,484	533,581	—	(2,005,889)	76,999	—	—	5,651,175
Subordinated debt	177,102,396	233,729	206,435	126,823	10,900,878	(23,167,510)	—	165,402,751
Senior secured loans	532,635,156	1,916,575	242,333	(6,228,848)	127,921,440	(64,419,174)	—	592,067,482
Preferred stock	6,060,073	—	—	1,652,611	—	—	—	7,712,684
Common stock	78,192,892	—	—	(6,643,982)	—	—	—	71,548,910
Limited partnership / LLC Interest	29,523,080	—	—	689,134	—	—	—	30,212,214
Equity warrants /options	4,454,931	—	5,000	80,127	502,628	(5,000)	—	5,037,686

Total investments	$947,655,539	$2,762,102	$453,768	$(10,419,767)	$139,401,945	$(87,591,684)	$—	$992,261,903

The following is a reconciliation for the nine months ended September 30, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2010	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/ or out of Level 3	Fair Value at September 30, 2011
Senior secured notes	$88,265,252	$166,358	$(237,750)	$4,247,329	$29,250,062	$(7,062,250)	$—	$114,629,001
Unsecured debt	6,898,385	1,276,828	—	(2,754,412)	230,374	—	—	5,651,175
Subordinated debt	221,369,811	1,949,924	(2,578,239)	7,669,476	11,388,943	(74,397,164)	—	165,402,751
Senior secured loans	444,823,276	4,018,298	(35,710,100)	41,358,760	220,710,197	(83,132,949)	—	592,067,482
Preferred stock	6,595,040	—	(899,995)	2,017,644	—	(5)	—	7,712,684
Common stock	83,162,072	—	(2,385,754)	(8,746,303)	(460,246)	(20,859)	—	71,548,910
Limited partnership /LLC Interest	23,387,927	—	—	6,824,287	—	—	—	30,212,214
Equity warrants/options	5,583,903	—	5,000	(1,435,142)	888,925	(5,000)	—	5,037,686

Total investments	$880,085,666	$7,411,408	$(41,806,838)	$49,181,639	$262,008,255	$(164,618,227)	$—	$992,261,903

There were no transfers between levels during three and the nine months ended September 30, 2012 and 2011. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

The ranges of unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2012 were as follows:

EBITDA Multiples	2.5x to 10.75x
Market Yields	7.5% to 25.0%

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Per Share Data:
Net asset value, beginning of period	$9.58	$9.62

Net investment income	0.89	0.84
Net realized and unrealized gain	(0.13)	0.12

Total from investment operations	0.76	0.96
Dividend distributions to stockholders from net investment income	(0.78)	(0.84)
Issuance (reinvestment) of stock at prices (below) above net asset value	(0.01)	0.01

Net increase / (decrease) in net assets	(0.03)	0.13

Net asset value, end of period	$9.55	$9.75

Market price, end of period	$9.72	$7.30

Total return(1)(2)	29.79%	(27.69)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	5.12%	3.78%
Ratio of interest and other debt related expenses to average net assets(3)	3.16%	2.59%

Ratio of total expenses to average net assets(3)	8.28%	6.37%
Ratio of net investment income to average net assets(3)	12.29%	11.56%
Net assets, end of period	$703,534,228	$711,783,939
Average debt outstanding	$390,714,051	$276,577,106
Weighted average shares outstanding	73,555,011	72,966,076
Average debt per share(4)	$5.31	$3.79
Portfolio turnover(2)	19%	17%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On November 7, 2012, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on January 3, 2013 to stockholders of record at the close of business on December 20, 2012.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, capital structuring or due diligence fees, fees for providing significant managerial assistance.

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

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ from these estimates. Management considers the following critical accounting policies important to understanding the consolidated financial statements. Our critical accounting policies are described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently issued accounting pronouncements.

Financial and operating highlights

At September 30, 2012:

Investment Portfolio: $1,097.0 million

Net Assets: $703.5 million

Indebtedness (borrowings under Credit Facility and Senior Secured Notes): $384.6 million

Net Asset Value per share: $9.55

Portfolio Activity for the Three Months Ended September 30, 2012:

Cost of investments during period: $16.8 million

Sales, repayments and other exits during period: $82.3 million

Number of portfolio companies at end of period: 50

Operating Results for the Three Months Ended September 30, 2012:

Net investment income per share: $0.32

Net investment income per share, pre-incentive fee: $0.37

Net investment income per share, as adjusted: $0.30

Dividends declared per share: $0.26

Earnings per share: $0.19

Earnings per share, as adjusted: $0.17

Net investment income: $23.9 million

Net investment income, pre-incentive fee: $26.9 million

Net investment income, as adjusted: $21.9 million

Net realized and unrealized losses: $9.6 million

Net increase in net assets from operations: $14.3 million

See discussion on Supplemental Non-GAAP information beginning on page 48.

Portfolio and investment activity

During the three months ended September 30, 2012, we invested approximately $16.8 million across several existing portfolio companies. The investments consisted primarily of senior secured loans secured by second liens ($10.7 million, or 63.7%), or first liens ($4.6 million, or 27.6%) and unsecured or subordinated debt securities and equity securities ($1.5 million, or 8.7%). Additionally, we received proceeds from sales/repayments and other exits of approximately $82.3 million during the three months ended September 30, 2012.

At September 30, 2012, our portfolio of $1,097.0 million (at fair value) consisted of 50 portfolio companies and was invested 59% in senior secured loans, 16% in senior secured notes, 13% in unsecured or subordinated debt securities, 12% in equity investments and less than 1% in cash and cash equivalents. At September 30, 2012 our average portfolio company at amortized cost was approximately $21.6 million. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million was $25.9 million at September 30, 2012. Our largest portfolio company investment by value was approximately $52.5 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at September 30, 2012. At December 31, 2011, our portfolio of $1,056.7 million (at fair value) consisted of 54 portfolio companies and was invested 62% in senior secured loans, 11% in senior secured notes, 16% in unsecured or subordinated debt securities, 11% in equity investments and less than

1% in cash and cash equivalents. At December 31, 2011 our average portfolio company at amortized cost was approximately $20.3 million. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million was $24.0 million at December 31, 2011. Our largest portfolio company investment by value was approximately $50.0 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2011.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.5% at September 30, 2012 and 12.7% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at fair value were 12.0% and 13.6%, respectively, at September 30, 2012, versus 12.2% and 13.5% at December 31, 2011. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.2% at September 30, 2012 and 11.9% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.6% and 13.5%, respectively, at September 30, 2012, versus 12.0% and 11.4% at December 31, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination fees, original issue discount and market premium or discount based on the expected cash flows of the respective portfolio investment. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments and cash and cash equivalents.

At September 30, 2012, 51% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 49% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 46% at September 30, 2012. At December 31, 2011, 51% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 49% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 44% at December 31, 2011.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.17 at September 30, 2012 versus 1.20 at December 31, 2011. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Grade 1	$912,980,838	$872,465,840
Grade 2	172,600,205	156,359,268
Grade 3	6,132,000	9,000,116
Grade 4	2,179,659	11,035,005
Not Rated	85,415	92,213

Total investments	$1,093,978,117	$1,048,952,442

Results of operations

Results comparisons for the three months ended September 30, 2012 and 2011.

Investment income

Investment income totaled $40,720,102 and $33,247,245, respectively, for the three months ended September 30, 2012 and 2011, of which $21,403,022 and $20,969,719 were attributable to interest and fees on senior secured loans, $19,274,373 and $11,282,828 to interest earned on other debt securities, $38,845 and $993,689 to dividends from equity securities, and $3,862 and $1,009 to interest earned on cash equivalents, respectively. The increase in investment income for the three months ended September 30, 2012 is primarily attributable to one-time fees collected from the early repayment of one of our portfolio companies during the three months ended September 30, 2012.

For the three months ended September 30, 2012 fee income included $8,733,840 from fees earned on early repayments of loans, $248,953 from amortization of fees and $46,370 from commitment and administration fees. For the three months ended September 30, 2011 fee income included $477,931 from fees earned on early repayments of loans, $513,293 from amortization of fees as well as $4,137,500 from capital structuring and amendment fees. Interest income earned is comprised of cash interest of approximately 97% as well as PIK interest of approximately 3% for the three months ended September 30, 2012. The increase in fee income for the three months ended September 30, 2012 is primarily attributable to one-time fees collected from the early repayment of one of portfolio companies during the three months ended September 30, 2012.

Expenses

Expenses for the three months ended September 30, 2012 and 2011 were $16,781,830 and $12,282,632, respectively, which consisted of $5,964,904 and $5,124,033 in base management fees, $5,180,706 and $4,208,359 in interest expense and fees related to the Credit Facility, $2,963,803 and zero in incentive management fees, $634,677 and $634,678 in amortization of debt issuance costs, $577,051 and $683,095 in professional fees, $511,774 and $315,435 in Advisor expenses, $164,074 and $319,500 in administrative services, $113,500 and $97,000 in director fees and $671,341 and $900,532 in other expenses, respectively. The increase in base management fees in the current period reflects the overall growth and appreciation in value of our portfolio. The increase in interest and credit facility related expenses during the 2012 period is mainly a result of increased borrowing levels. Total borrowings were $384,600,000 at September 30, 2012, compared to $317,450,000 at September 30, 2011.

Net investment income

Net investment income was $23,938,272 and $20,964,613 for the three months ended September 30, 2012 and 2011, respectively. The increase is primarily attributable to interest and one-time fees collected from the early repayment of one of our portfolio companies during the three months ended September 30, 2012. The increase is offset by an increase in base management fees, incentive management fees and interest expense and fees related to the Credit Facility.

Net realized gain or loss

Net realized gain of $2,799,343 for the three months ended September 30, 2012 was the result of $2,437,334 in net gains realized from the disposition of our investments and $362,009 in net gain realized on foreign currency transactions. Net realized gain of $1,135,851 for the three months ended September 30, 2011 was the result of $453,768 in net gains realized from the disposition of our investments and $682,083 in net gains realized on foreign currency transactions. Foreign currency gains mainly represent net gains on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. Net realized gain on investments for the three months ended September 30, 2012 resulted primarily from the disposition of our investment in Conney Prime Holdings LLC. Nearly the entire net realized gain on investments represents amounts that had been reflected in unrealized appreciation on investments in prior periods.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2012, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized appreciation of $12,408,508. For the three months ended September 30, 2011, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $9,162,980. The decrease in net unrealized appreciation for the three months ended September 30, 2012 was comprised of a decrease in net unrealized appreciation on investments of $11,262,047 and a net unrealized foreign currency translation loss of $1,146,461. The increase in net unrealized depreciation for the three months ended September 30, 2011 was comprised of an increase in net unrealized depreciation on investments of $10,419,767 and a net unrealized foreign currency translation gain of $1,256,787. The decrease in net unrealized appreciation on investments for the three months ended September 30, 2012 includes reversals of prior periods’ net unrealized appreciation as a result of investment dispositions. For the three months ended September 30, 2012, certain of our portfolio companies had strong performance while there was underperformance in certain others.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended September 30, 2012 and 2011 was an increase of $14,329,107 and $12,937,484, respectively. As compared to the prior period, the increase primarily reflects an increase in investment income, slightly offset by an increase in total expenses and net realized and unrealized losses for the three months ended September 30, 2012.

Results comparisons for the nine months ended September 30, 2012 and 2011.

Investment income

Investment income totaled $109,393,044 and $95,513,943, respectively, for the nine months ended September 30, 2012 and 2011, of which $66,980,456 and $47,411,616 were attributable to interest and fees on senior secured loans, $41,697,592 and $44,655,342 to interest earned on other debt securities, $706,157 and $3,385,077 to dividends from equity securities, $8,839 and $24,408 to interest earned on cash equivalents and zero and $37,500 to other income, respectively.

The increase in investment income for the nine months ended September 30, 2012 reflects a larger overall portfolio as a result of the deployment of debt capital under our credit facility. Although there was a slight decline in total investments at their current cost basis over the nine month period ended September 30, 2012, the average of our total investments at amortized cost for the nine month period ended September 30, 2012 was $1,114,769,882, compared to $1,002,121,455 for the nine month period ended September 30, 2011, also contributing to our increase in investment income.

Expenses

Expenses for the nine months ended September 30, 2012 and 2011 were $44,047,323 and $33,933,462, respectively, which consisted of $16,877,541 and $14,547,503 in base management fees, $14,917,849 and $11,902,630 in interest expense and fees related to the Credit Facility, $5,177,662 and zero in incentive management fees, $1,890,236 and $1,871,184 in amortization of debt issuance costs, $1,080,582, and $1,345,608 in professional fees and $1,364,420 and $1,176,450 in Advisor expenses, $416,608 and $866,121 in administrative services, $347,063 and $309,269 in director fees and $1,975,362 and $1,914,697 in other expenses, respectively. The increase in base management fees reflects the overall growth of our portfolio. The increase in interest and credit facility related expenses were due to increased borrowings under our Credit Facility.

Net investment income

Net investment income was $65,345,721 and $61,580,481 for the nine months ended September 30, 2012 and 2011, respectively. The increase is primarily a result of an increase in investment income, partially offset by an increase in base management and incentive management fees, as well as interest and credit facility related expenses.

Net realized gain or loss

Net realized loss of $73,433,864 for the nine months ended September 30, 2012 was the result of $73,216,161 in net losses realized from the disposition of our investments and $217,703 in net loss realized on foreign currency transactions. Net realized loss on investments for the nine months ended September 30, 2012 resulted primarily from the disposition of our debt and equity investments in Big Dumpster Acquisition, Inc. et al. as well as the restructuring of our equity investment in WBS Group Holdings, LLC. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Foreign currency gains and losses are attributable to forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. Net realized loss of $42,439,614 for the nine months ended September 30, 2011 was the result of $41,943,434 in net losses realized from the disposition of our investments and $496,180 in net losses realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2012, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $63,697,634. For the nine months ended September 30, 2011, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $50,729,885. The decrease in net unrealized depreciation for the nine months ended September 30, 2012 was comprised of a decrease in net unrealized depreciation on investments of $63,365,688 and a net unrealized foreign currency translation gain of $331,946. The decrease was mainly attributable to the reversal of unrealized losses realized during the nine months ended September 30, 2012. The decrease in net unrealized depreciation for the nine months ended September 30, 2011 was comprised of a decrease in net unrealized depreciation on investments of $49,181,639 and a net unrealized foreign currency translation gain of $1,548,246.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations for the nine months ended September 30, 2012 and 2011 was an increase of $55,609,491 and $69,870,752, respectively. As compared to the prior period, the decrease primarily reflects an increase in net investment income offset by a net increase in realized and unrealized losses for the nine months ended September 30, 2012.

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

We record our liability for Incentive Fees as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter is based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the current fiscal quarter. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become, generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilize for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. Similarly, we record our liability for Incentive Fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental Incentive Fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Quarterly Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
GAAP incentive management fee expense based on Income	$—	$—	$2,213,859	$—
GAAP incentive management fee expense based on Gains	2,963,803	—	2,963,803	—
Incremental incentive management fee expense based on Income	5,013,423	2,956,399	11,425,802	8,070,524

GAAP Basis:
Net Investment Income	$23,938,272	$20,964,613	$65,345,721	$61,580,481
Net Increase in Net Assets from Operations	14,329,107	12,937,484	55,609,491	69,870,752
Net Investment Income per share	0.32	0.29	0.89	0.84
Net Increase in Net Assets from Operations per share	0.19	0.18	0.76	0.96

Pre-Incentive Fee[1]:
Net Investment Income	$26,902,075	$20,964,613	$68,309,524	$61,580,481
Net Increase in Net Assets from Operations	17,292,910	12,937,484	58,573,294	69,870,752
Net Investment Income per share	0.37	0.29	0.93	0.84
Net Increase in Net Assets from Operations per share	0.23	0.18	0.80	0.96

As Adjusted[2]:
Net Investment Income	$21,888,652	$18,008,214	$59,097,581	$53,509,957
Net Increase in Net Assets from Operations	12,279,487	9,981,085	49,361,351	61,800,228
Net Investment Income per share	0.30	0.25	0.80	0.73
Net Increase in Net Assets from Operations per share	0.17	0.14	0.67	0.85

Pre-Incentive Fee1: Amounts reflect our ongoing operating results and are the most effective indicator of our financial performance over time. Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP.

As Adjusted2: Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP, and to include the incremental incentive management fee expense based on Income. The incremental incentive fee is based on the formula utilized for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior three quarters.

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2012, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities during the nine months ended September 30, 2012 was $6,561,332. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $55,609,491, which was offset by purchases of investments in portfolio companies (net of sales and repayments) of $34,984,970.

Net cash used in financing activities during the nine months ended September 30, 2012 was $11,363,972. Our primary source of cash for financing activities was $41,600,000 in proceeds from borrowings, net of repayments under the Credit Facility. This source was more than offset by the use of cash for dividend distributions of $52,963,972.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At September 30, 2012, the effective LIBOR spread under the Credit Facility was 3.13%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At September 30, 2012, we had $209,600,000 drawn and outstanding under the Credit Facility, with $165,400,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. At September 30, 2012, the Company was in compliance with regulatory coverage requirements with an asset coverage ratio of approximately 282% and was in compliance with all financial covenants under our debt agreements. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

In January 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes. The Senior Secured Notes contain customary affirmative and negative covenants substantially similar to those in our Credit Facility. At September 30, 2012, we were in compliance with all financial and operational covenants required by the Credit Facility and Senior Secured Notes.

At September 30, 2012, we had $2,976,746 in cash and cash equivalents.

The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, repayment of indebtedness and other general corporate purposes.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2012 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$209.6	$—	$209.6	$—	$—
Senior Secured Notes	175.0	—	—	158.0	17.0
Interest and Credit Facility Fees Payable	2.8	2.8	—	—	—

(1)	At September 30, 2012, $165.4 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2012.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions at all or dividends and distributions at a particular level. The following table lists the quarterly dividend per share from our common stock since September 2010.

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the nine months ended September 30, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4,291,772 and $6,294,969, respectively.

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

On November 7, 2012, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on January 3, 2013 to stockholders of record at the close of business on December 20, 2012.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2012, 51% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime

Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2012, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 46%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

To illustrate the potential impact of changes in interest rates, the Administrator provided the following analysis based on our September 30, 2012 balance sheet and assuming no changes in our investment structure. Net asset value is analyzed using the assumptions that interest rates, as defined by the LIBOR and U.S. Treasury yield curves, increase or decrease and that the yield curves of the rate shocks will be parallel to each other. Under this analysis, an instantaneous 100 basis point increase in LIBOR and U.S. Treasury yields would cause an increase of approximately $1,000,000, or $0.01 per share, in the value of our net assets at September 30, 2012 and a corresponding 100 basis point decrease in LIBOR and U.S. Treasury yields would cause a decrease of approximately $1,200,000, or $0.02 per share, in the value of our net assets on that date.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three and nine months ended September 30, 2012 and 2011, we did not engage in any interest rate hedging activity.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: November 8, 2012	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: November 8, 2012	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer