Form 10-K
period 2012-12-31
BlackRock Kelso Capital CORP
filed 2013-03-07
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☑                    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2012 (the last business day of the Registrant’s most recently completed second quarter) was $533,850,894 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 73,960,544 shares of the Registrant’s common stock outstanding at March 6, 2013.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK KELSO CAPITAL CORPORATION

2012 FORM 10-K ANNUAL REPORT

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

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor” or “BlackRock Kelso Capital Advisors”), including our senior management, has evaluated more than 2,500 investment opportunities and completed 134 investments, aggregating over $2.8 billion in capital provided to middle-market companies through December 31, 2012.

During the year ended December 31, 2012, we invested approximately $317.1 million across six new and several existing portfolio companies. This compares to approximately $401.5 million across twelve new and several existing portfolio companies for the year ended December 31, 2011. Sales, repayments and other exits of investment principal totaled $314.8 million during the year ended December 31, 2012, versus $249.1 million during the year ended December 31, 2011.

At December 31, 2012, our net portfolio of 47 portfolio companies was invested 52% in senior secured loans, 18% in senior secured notes, 16% in unsecured or subordinated debt securities, 13% in equity investments and 1% in cash and cash equivalents. This compares to our portfolio of 54 portfolio companies and was invested 62% in senior secured loans, 16% in unsecured or subordinated debt securities, 11% in equity investments, 11% in senior secured notes and less than 1% in cash and cash equivalents at December 31, 2011. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $26.9 million at December 31, 2012. As compared to December 31, 2011 our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $24.0 million.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.6% at December 31, 2012 and 12.7% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.9% and 13.6%, respectively, at December 31, 2012, versus 12.2% and 13.5%, at December 31, 2011. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.2% at December 31, 2012 and 11.9% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.4% and 13.5%, respectively, at December 31, 2012, versus 12.0% and 11.4%, respectively, at December 31, 2011.

BlackRock Kelso Capital Advisors

Our investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is led by James R. Maher, Chairman and Chief Executive Officer of the Company and the Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Advisor. They are supported by the Advisor’s team of employees, including 14 investment professionals who have extensive experience in commercial and mezzanine lending, investment banking, accounting, corporate law and private equity investing. Senior management as well as other key personnel of the Advisor have critical industry experience and relationships that we rely on to implement our business plan.

The Advisor has an investment committee comprised of 11 members, including Messrs. Maher and Lazar and several executives of BlackRock, Inc. (“BlackRock”) and several of the principals of Kelso & Company, L.P. (the “Kelso Principals”). We benefit from the extensive and varied relevant experience of the BlackRock executives and the Kelso Principals serving on the Advisor’s investment committee.

BlackRock is a leader in investment management, risk management and advisory services for institutional and retail clients worldwide. At December 31, 2012, BlackRock’s assets under management were $3.79 trillion.

The Kelso Principals have an average tenure of over 21 years at Kelso & Company, L.P. (“Kelso”). Kelso is a leading private equity firm and since 1980 has raised over $10 billion of committed private equity capital, investing primarily in middle-market companies across a broad range of industries and through different economic and interest rate environments. Kelso as an organization does not participate in the activities of the Advisor or advise us.

Our executive officers and directors and the employees of the Advisor and members of its investment committee serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds managed by our affiliates. We note that any affiliated investment vehicle currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by advisors affiliated with the Advisor. However, the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the Securities and Exchange Commission (‘‘SEC”) permitting us to do so.

Administration

We have entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Market opportunity

We believe there are abundant opportunities for investments in middle-market companies with attractive risk-adjusted returns for several reasons, including:

The current market environment may mean more favorable terms for investments in middle-market companies. We believe the tight supply of credit due to deleveraging by banks provides a promising environment in which to originate investments in middle-market companies. We believe we are able to structure investments with lower leverage multiples, higher current returns, greater opportunity for equity appreciation, better prepayment protection, and more meaningful financial covenants than are typically available on commensurate investments in large liquid market companies.

Middle-market companies have faced increasing difficulty in accessing the capital markets. While many middle-market companies were able to raise funds by raising debt in the capital markets in the past, we believe this approach to financing has become more difficult, as transactions have increased in size to address investors’ demands for greater liquidity in securities such as high yield bonds. In addition, we believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing large, liquid capital markets transactions.

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, the Advisor has invested in excess of $2.8 billion across 134 portfolio companies through December 31, 2012. We have a portfolio yield at fair value of approximately 12.6% at December 31, 2012. In 2012, we invested approximately $317.1 million of gross assets across six new and several existing portfolio companies.

Proven transaction sourcing strategy. Since the Advisor’s inception of operations, it has sourced and reviewed more than 2,500 potential investments and has a proven process through which it has invested in excess of $2.8 billion through December 31, 2012. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. In addition to its investment professionals, senior members of the Advisor’s investment committee have relationships with a large and diverse group of financial intermediaries. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team and access to BlackRock and Kelso Principals’ broad investing capabilities. Our investment activities are carried out by BlackRock Kelso Capital Advisors LLC and led by James R. Maher and Michael B. Lazar with guidance from the Advisor’s investment committee. The investment committee is comprised of members of BlackRock and the Kelso Principals. The Advisor’s investment professionals, as well as members of the investment committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills. Our Advisor’s relationship with BlackRock and the Kelso Principals augment our access to extensive expertise across asset classes.

Disciplined investment process with focus on preservation of capital. In making investment decisions, the Advisor employs a disciplined and selective review process that focuses on, among other things, a thorough analysis of the underlying issuer’s business and the performance drivers of that business, as well as an assessment of the legal and economic features of each particular investment.

Cost-effective and high quality infrastructure. We benefit from the existing infrastructure and administrative capabilities of the Administrator. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement.

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of the Advisor, BlackRock, the Kelso Principals and their respective affiliates. The Advisor is registered under the Investment Advisers Act of 1940, or the Advisers Act. Under our investment management agreement (“Management Agreement”), we have agreed to pay the Advisor an annual base management fee based on our total assets, as well as an incentive management fee based on our performance. The Management Agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us.

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

At December 31, 2012, our net portfolio of 47 portfolio companies was invested 52% in senior secured loans, 18% in senior secured notes, 16% in unsecured or subordinated debt securities, 13% in equity investments and 1% in cash and cash equivalents.

The industry composition of our portfolio, at fair market value, at December 31, 2012 and 2011 was as follows:

	December 31,
Industry	2012	2011
Healthcare	13.5%	12.9%
Personal and Other Services	10.7	13.1
Business Services	10.6	9.9
Manufacturing	10.0	7.6
Printing, Publishing and Media	9.1	8.1
Consumer Products	8.8	4.8
Financial Services	8.1	8.3
Building and Real Estate	6.0	4.3
Chemicals	4.9	4.4
Electronics	4.5	4.1
Distribution	4.3	5.1
Beverage, Food and Tobacco	3.8	3.6
Containers and Packaging	2.7	2.7
Retail	2.3	5.2
Transportation	0.6	0.5
Telecommunications	0.1	1.4
Automotive	—	3.6
Entertainment and Leisure	—	0.4

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2012 was United States 94.7% and Canada 5.3%, and at December 31, 2011 was United States 96.0% and Canada 4.0%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

In conducting their due diligence, the Advisor’s investment professionals use publicly available information as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers, among others. Though each transaction involves a somewhat different approach, the Advisor often undertakes the following due diligence steps. Initially, the investment team involved in the transaction may meet with management to get an insider’s view of the business and probe for potential weaknesses in business prospects. They may also visit headquarters and company operations, meeting top—and middle-level executives. Independently from the company, the investment team may check management’s backgrounds and references. With information provided by the company, the investment team performs a detailed review of historical financial performance and the quality of earnings. To assess both business prospects and standard practices, they may contact customers and vendors and conduct a competitive analysis, comparing the company to its main competitors on an operating, financial, market share and valuation basis. The investment team also researches the industry for historic growth trends and future prospects utilizing industry analysts at BlackRock, third party research, industry association literature and general news. Furthermore, they assess asset value and the ability of physical infrastructure and information systems to handle anticipated growth and investigate any legal risks and the viability of current financial and accounting systems. Attorneys and independent accountants as well as outside advisors, as appropriate, may conduct additional due diligence on behalf of the Advisor.

After the Advisor has identified an investment opportunity and completed due diligence, the investment team involved in the transaction prepares a written investment analysis. Senior investment professionals involved in the transaction review the analysis, and if they are in favor of making the potential investment, present it first to Messrs. Maher and Lazar and then, if approved by Messrs. Maher and Lazar, to the Advisor’s investment committee for guidance. The investment committee is comprised of Messrs. Maher and Lazar, several executives of BlackRock and several of the Kelso Principals.

Investment structure

Once the Advisor determines that a prospective portfolio company is a suitable investment, it works with the management of that company, any intermediaries and other capital providers, including senior and junior debt security investors and equity capital providers, to structure an investment.

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

In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind (“PIK”) interest. To the extent interest is PIK, it is payable through the increase of the principal amount of the loan by the amount of the interest due on the then-outstanding principal amount of the loan. We are required to recognize PIK interest, a non-cash source of income, as taxable income, increasing the amounts we are required to distribute to stockholders to qualify for the federal income tax benefits applicable to RICs.

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

Structurally, subordinated loans usually rank junior in priority of payment to senior debt, such as senior bank debt, and are often unsecured. As such, other creditors may rank senior to us in the event of insolvency. However, subordinated loans rank senior to common and preferred equity in a borrower’s capital structure. Due to their higher risk profile and often less restrictive covenants as compared to senior loans, subordinated loans generally earn higher interest yields than senior secured loans. We believe that subordinated loans offer an attractive alternative investment opportunity. In many cases investors in subordinated loans receive opportunities to invest directly in the equity securities of borrowers, and from time to time also may receive warrants to purchase equity securities.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.20 at December 31, 2012 and at December 31, 2011. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Grade 1	$890,646,222	$872,465,840
Grade 2	127,996,599	156,359,268
Grade 3	42,176,795	9,000,116
Grade 4	597,510	11,035,005
Not Rated	180,415	92,213

Total investments	$1,061,597,541	$1,048,952,442

The investment rating process begins with each portfolio company or investment being initially evaluated by the transaction team, led by a senior investment professional that is responsible for the portfolio company relationship. This evaluation generally is completed no less frequently than quarterly. At the Advisor’s weekly investment professionals’ meeting, the transaction team presents an update on the activities of any company rated below Grade 1. Each quarter, all investment professionals attend a separate investment rating meeting. At these quarterly meetings, the transaction team responsible for each portfolio investment reviews each portfolio company and suggests a rating for each investment for discussion among the investment professionals. At the conclusion of discussion, and subject to the approval of the Advisor’s chief executive officer and chief operating officer, the Advisor’s chief financial officer records the internal investment ratings for review by the Board of Directors quarterly.

Investment management agreement

We have entered into a Management Agreement with the Advisor, under which the Advisor, subject to the overall supervision of the Board of Directors, manages our day-to-day operations of, and provides us with investment advisory services. For providing these services, the Advisor receives a base management fee (the “Management Fee”) at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears.

The Management Agreement became effective on June 22, 2008 and its initial term expired on June 22, 2010. Since then, our Board of Directors has approved the agreement for successive one year terms with the most recently approved term scheduled to expire on June 22, 2013, unless an additional one year term is approved by the Board.

For the years ended December 31, 2012, 2011 and 2010, the Advisor earned $22,504,433, $19,841,258 and $16,877,854, respectively, in base management fees under the Management Agreement.

Incentive Management Fee

The Management Agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee (the “Incentive Fee”) under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period, and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

The Advisor will be entitled to receive the Incentive Fee if our performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2012 and 2011 was determined by reference to the four quarter periods ended on December 31, 2012 and 2011, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

The hurdle rate for each measurement period is 2.0% multiplied by net asset values at the beginning of each calendar quarter during the measurement period, calculated after giving effect to any distributions that occurred during the measurement period. A portion of the Incentive Fee is based on our income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

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

For the years ended December 31, 2012, 2011 and 2010 the Advisor earned $16,997,054, $11,878,159 and $15,108,049 in Incentive Fees based on income, respectively.

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

In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, we account for our assets on a security-by-security basis. In addition we use the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

We are required under accounting principles generally accepted in the United States of America (“GAAP”) to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains incentive fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we record a capital gains incentive fee equal to 20% of such amount, less the amount of capital gains related incentive fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may result in an additional expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 or the Management Agreement. Amounts actually paid will be consistent with the Advisers Act which specifically excludes consideration of unrealized capital appreciation.

The capital gains fee due to the Advisor as calculated under the Management Agreement as described above, for the years ended December 31, 2012, 2011 and 2010 was zero. In accordance with GAAP, the hypothetical incentive fee for the year ended December 31, 2012, resulted in a capital gains incentive fee of $5,494,735. The hypothetical incentive fee based on capital gains was zero for the years ended December 31, 2011 and 2010.

Expenses

All investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Advisor. We will bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses incurred by the Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	dividends and distributions on our preferred shares, if any, and common shares;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent, trustee, registrar, paying agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	a portion of our directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•

all other expenses reasonably incurred by us or the Administrator, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2012, 2011 and 2010, we incurred $1,991,416, $1,779,734 and $1,622,957, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. Reimbursements to the Advisor for the years ended December 31, 2012, 2011 and 2010 were $3,107,677, $3,046,228 and $3,240,732, respectively.

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

Board and stockholder approval of the Management Agreement

The Management Agreement became effective on June 22, 2008 and its initial term expired on June 22, 2010. Since then, our Board of Directors has approved the agreement for successive one year terms with the most recently approved term scheduled to expire on June 22, 2013, unless an additional one year term is approved by the Board.

Duration and termination

The Management Agreement will continue in effect until June 22, 2013, and if not sooner terminated, will continue in effect for successive periods of twelve months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Management Agreement will terminate automatically in the event of its assignment.

Organization of the Advisor

The Advisor is organized as a Delaware limited liability company. The Advisor is registered as an investment advisor with the SEC under the Advisers Act. Its principal executive offices are located at 40 East 52nd Street, New York, New York. James R. Maher and Michael B. Lazar, the managing members of the Advisor, are the control persons of the Advisor.

Administration agreement

We have entered into an administration agreement with the Administrator, a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. In payment for these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

For the years ended December 31, 2012, 2011 and 2010, we incurred $322,013, $968,721 and $587,469, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

Leverage

We maintain a multi-currency $375 million senior secured credit facility with a group of lenders, under which we had approximately $172 million of indebtedness outstanding at December 31, 2012. Availability under the facility, which we refer to as our Credit Facility, consists of $275 million in revolving loan commitments and $100 million in term loan commitments. The term loan commitments have been fully drawn and may not be reborrowed once repaid. The Credit Facility has an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275 million of revolving loan commitments and $250 million of term loan commitments. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. At December 31, 2012, we were in compliance with all financial and operational covenants required by the Credit Facility.

In January 2011, we closed a private placement issuance of $158 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17 million in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933 (the “Securities Act”) as amended. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes.

On February 19, 2013 we closed a private offering of $100 million in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Notes”). The initial purchasers of the Notes fully exercised their overallotment option and purchased an additional $15 million in aggregate principal amount of the Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115 million in aggregate principal amount of the Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, are approximately $111.3 million. The Notes were only offered to qualified institutional buyers as defined in the Securities Act pursuant to Rule 144A under the Securities Act.

The Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of our common stock, subject to defined anti-dilution adjustments. We do not have the right to redeem the Notes prior to maturity. The Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. We may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investment. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one registered investment company or invest more than 10% of the value of our total assets in the securities of registered investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these are fundamental policies and they may be changed without stockholder approval.

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

We restrict access to nonpublic personal information about our stockholders to the Advisor’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

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

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial financing companies, insurance companies, high yield investors, hedge funds and to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time.

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

Our investment adviser has the right, under our Management Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

Capital markets have experienced a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States’ federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets have experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.

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

Due to the current federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

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

As of December 31, 2012, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. Management does not believe contingent liabilities were material at December 31, 2012.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2012, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we pay to our stockholders.

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

We maintain a multi-currency $375 million senior secured credit facility with a group of lenders, under which we had approximately $172 million of indebtedness outstanding at December 31, 2012. Availability under our Credit Facility consists of $275 million in revolving loan commitments and $100 million in term loan commitments. The Credit Facility has a stated maturity date of December 6, 2013. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

Our five-year Unsecured Convertible Senior Notes are due in February 2018. Any inability to replace or repay our Unsecured Convertible Senior Notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders. Conversion of the Unsecured Convertible Senior Notes to shares of the Company’s common stock could result in dilution per share for existing shareholders.

On February 19, 2013 we closed a private offering of $100 million in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018. The initial purchasers of the Notes fully exercised their overallotment option and purchased an additional $15 million in aggregate principal amount of the Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115 million in aggregate principal amount of the Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, are approximately $111.3 million. The Notes were only offered to qualified institutional buyers as defined in the Securities Act pursuant to Rule 144A under the Securities Act.

The Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of our common stock, subject to defined anti-dilution adjustments. We do not have the right to redeem the Notes prior to maturity. The Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

There can be no assurance that we will be able to replace the Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

If we incur additional debt, it could increase the risk of investing in our common stock.

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. We currently have outstanding $175 million of Senior

Secured Notes. We also have outstanding $115 million of Convertible Senior Notes. Lenders under our Credit Facility, Senior Secured Notes and Convertible Senior Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility and Senior Secured Notes.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2012, which represented borrowings equal to 32% of our total assets. On such date, we also had $1,090 million in total assets; an average cost of funds of 4.95%; $347 million in debt outstanding; and $687 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2012 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 4.95% by the $347 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2012 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-18.4%	-10.4%	-2.5%	5.4%	13.4%

(1)	The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

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

In accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

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

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders and preferred stockholders are not subject to any of our expenses or losses, and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

Investing in private middle-market companies involves a number of significant risks, including these companies:

•

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

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

•	our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements. We have been named as a defendant, together with the Advisor and certain other defendants, in two wrongful death and personal injury actions filed in West Virginia at the facilities of one of our portfolio companies. We and the Advisor have filed motions to dismiss both cases. The litigations are in the early stages and it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We invest primarily in privately held companies. Generally, little public information exists about these companies. We must therefore rely on the ability of our investment adviser to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information generally are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

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

Our portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligations to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of its common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

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

We obtained approval at our 2012 Annual Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2012 Annual Meeting, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

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

Changes in the laws or regulations governing our business or the businesses of our portfolio companies and any failure by us or our portfolio companies to comply with these laws or regulations could negatively affect the profitability of our operations or of our portfolio companies.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act became effective on July 21, 2010; although many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, financial condition and results of operations. Accordingly, we cannot predict the effect the Dodd-Frank Reform Act or implementing its regulations will have on our business, financial condition and results of operations.

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

Shares of closed-end investment companies, including BDC’s, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2012 Annual Meeting of Stockholders, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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

As with any company, the price of our common stock will fluctuate with market conditions and other factors. The market price and liquidity of the market for our common stock may from time to time be affected by a number of factors, which include, but are not limited to, the following:

•	volatility in the market price and trading volume of common stocks of BDCs or other financial services companies, which are not necessarily related to the operating performance of these companies;

•	investors’ general perception of our company, the economy and general market conditions;

•	our quarterly results of operations;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the business services and healthcare industries;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel from the Advisor;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	general economic trends and other external factors, including price and volume fluctuations in the overall stock market; and

•	loss of a major funding source.

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

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of net asset value per share (“NAV”), and quarterly dividends per share for the years ended December 31, 2012 and 2011.

		Closing Sales Price
	NAV(1)	High	Low	Quarter End Price	Premium/ Discount of High Sales Price to NAV (3)	Premium/ Discount of Low Sales Price to NAV (3)	Quarter End Price to NAV (2)	Declared Dividends
Year Ended December 31, 2012
First Quarter	$9.59	$10.33	$8.43	$9.82	8%	(12)%	2%	$0.26
Second Quarter	$9.61	$9.99	$9.02	$9.76	4%	(6)%	2%	$0.26
Third Quarter	$9.55	$10.54	$9.28	$9.72	10%	(3)%	2%	$0.26
Fourth Quarter	$9.31	$10.16	$9.32	$10.06	9%	0%	8%	$0.26
Year Ended December 31, 2011
First Quarter	$9.56	$12.75	$9.48	$10.12	33%	(1)%	6%	$0.32
Second Quarter	$9.83	$10.52	$8.95	$8.97	7%	(9)%	(9)%	$0.26
Third Quarter	$9.75	$9.43	$7.30	$7.30	(3)%	(25)%	(25)%	$0.26
Fourth Quarter	$9.58	$8.95	$7.03	$8.16	(7)%	(27)%	(15)%	$0.26

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of relevant quarter.
(2)	Calculated as quarter end price divided by NAV.
(3)	The High/Low Closing Sales Price is calculated as of the close of trading on the NASDAQ on a given day in the applicable quarter and the premium/discount of the High/Low Sales Price to NAV is calculated as a percentage of NAV.

Holders

At March 6, 2013, there were approximately 320 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

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

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the year ended December 31, 2012 or for the year ended December 31, 2011. For the year ended December 31, 2010 we recorded a provision for federal excise taxes of $298,322. There was no undistributed taxable income carried forward from 2012.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2012, 2011 and 2010, dividends reinvested pursuant to our dividend reinvestment plan totaled $5,591,912, $8,021,087 and $5,468,133, respectively.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Index for the period June 27, 2007 (the date our common stock began to trade on The NASDAQ Global Select Market in connection with our initial public offering) through December 31, 2012. The graph assumes that, on June 27, 2007, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2012 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$147,291	$131,503	$105,871	$124,884	$ 143,196
Total Expenses	73,629	58,624	46,020	48,831	48,093
Net Investment Income	73,662	72,879	59,851	76,053	95,103
Net Realized and Unrealized Gain (Loss)	(16,310)	4,042	11,699	(8,813)	(245,610)
Net Increase (Decrease) in Net Assets Resulting from Operations	57,351	76,921	71,550	67,240	(150,507)
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$9.31	$9.58	$9.62	$9.55	$ 9.23
Market Price at Year End	10.06	8.16	11.06	8.52	9.86
Net Investment Income	1.00	1.00	0.96	1.36	1.76
Net Realized and Unrealized Gain (Loss)	(0.22)	0.05	0.18	(0.16)	(4.54)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.78	1.05	1.14	1.20	(2.78)
Dividends Declared	1.04	1.10	1.28	0.80	1.72
Consolidated Balance Sheet Data at Year End:
Total Assets	$1,090,018	$1,091,175	$915,608	$879,526	$ 966,192
Borrowings Outstanding	346,850	343,000	170,000	296,000	426,000
Total Net Assets	687,380	701,009	698,480	539,563	510,296
Other Data:
Total Return(1)	38.0%	(16.0)%	48.4%	(5.9)%	(23.9)%
Number of Portfolio Companies at Year End	47	54	50	57	63
Value of Investments at Year End	$1,061,598	$1,048,952	$880,086	$846,742	$ 926,845
Yield on Investments at Year End(2)	12.2%	11.9%	10.9%	11.2%	11.0%

Figures may not total due to rounding

(1)	For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, total return is based on the change in market price during the respective years. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(2)	Yield on investments at year end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at year end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, interest and credit facility fees, expenses reimbursable under the investment management agreement (the “Management Agreement”), administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions. including those relating to:

•	our organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firms);

•	expenses incurred by the Advisor payable to third parties in monitoring our investments and performing due diligence on prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	dividends and distributions on our preferred shares, if any, and common shares;

•	administration fees payable under the administration agreement;

•	fees payable to third parties relating to, or associated with, making investments;

•	transfer agent, trustee, registrar, paying agent and custodial fees;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	a portion of our directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•

all other expenses reasonably incurred by us or the Administrator, such as the allocable portion of overhead under the administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

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

Financial and operating highlights

At December 31, 2012:

Investment Portfolio: $1,070.7 million

Net Assets: $687.4 million

Indebtedness (borrowings under Credit Facility and Senior Secured Notes): $346.9 million

Net Asset Value per share: $9.31

Net Asset Value per share (excluding all incentive management fees): $9.61

Portfolio Activity for the Year Ended December 31, 2012:

Cost of investments during period: $317.1 million

Sales, repayments and other exits during period: $314.8 million

Number of portfolio companies at end of period: 47

Operating Results for the Year Ended December 31, 2012:

Net investment income per share: $1.00

Dividends declared per share: $1.04

Earnings per share: $0.78

Net investment income: $73.7 million

Net realized and unrealized losses: $16.3 million

Net increase in net assets from operations: $57.4 million

Net investment income per share, as adjusted1: $1.08

Earnings per share, as adjusted1: $0.85

Net investment income, as adjusted1: $79.2 million

As Adjusted1: Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP. Such amounts are calculated and accrued, but not due and payable until the end of the measurement period. Amounts reflect the Company’s ongoing operating results and are the most effective indicator of the Company’s financial performance over time.

Portfolio and investment activity

During the year ended December 31, 2012, we invested approximately $317.1 million across six new and several existing portfolio companies. The new investments consisted primarily of senior loans secured by first liens ($55.4 million, or 18% of the total) or second liens ($103.8 million, or 33%), senior secured notes ($77.0 million, or 24%) and unsecured or subordinated debt securities and equity securities ($80.9 million or 25%). Additionally, we received proceeds from sales, repayments and other exits of investment principal of approximately $314.8 million during the year ended December 31, 2012.

At December 31, 2012, our portfolio of $1,070.7 million (at fair value) consisted of 47 portfolio companies was invested 52% in senior secured loans, 18% in senior secured notes, 16% in unsecured or subordinated debt securities, 13% in equity investments and 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $26.9 million at December 31, 2012. Our largest portfolio company investment by value was approximately $57.0 million and our five largest portfolio company investments by value comprised approximately 23% of our portfolio at December 31, 2012. At December 31, 2011, our portfolio of $1,056.7 million (at fair value) consisted of 54 portfolio companies and was invested 62% in senior secured loans, 16% in unsecured or subordinated debt securities, 11% in equity investments, 11% in senior secured notes and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $24.0 million at December 31, 2011. Our largest portfolio company investment by value was approximately $50.0 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2011.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.6% at December 31, 2012 and 12.7% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.9% and 13.6%, respectively, at December 31, 2012, versus 12.2% and 13.5%, at December 31, 2011. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.2% at December 31, 2012 and 11.9% at December 31, 2011. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.4% and 13.5%, respectively, at December 31, 2012, versus 12.0% and 11.4%, at December 31, 2011. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

At December 31, 2012, 45% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 55% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 40% at December 31, 2012. At December 31, 2011, 51% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 49% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 44% at December 31, 2011.

Results of operations

Results comparisons are for the years ended December 31, 2012, 2011 and 2010.

Investment income

Investment income totaled $147,290,596, $131,502,538 and $105,870,837, respectively, for the years ended December 31, 2012, 2011 and 2010, of which $91,319,290, $73,521,854 and $57,321,456 were attributable to interest and fees on senior secured loans, $52,725,965, $52,922,002 and $44,042,992 to interest earned on other debt securities, $3,236,501, $4,056,403 and $4,385,525 to dividends from equity securities, $8,840, $26,562 and $8,610 to interest earned on short-term investments and cash equivalents, and zero, $975,717 and $112,254 to other income, respectively. The increase in investment income compared to the prior year reflects an increase in interest income due to higher average investments held during the period. Although the net portfolio was slightly smaller than a year ago, the average balance of our total investments at amortized cost was $1,099,285,764 for the current year, compared to $1,021,271,298 for the prior year. The higher average earning asset base as well as the slightly higher weighted average yields on the comparative portfolios are contributors to the increase in investment income over the prior year.

Expenses

Total expenses for the years ended December 31, 2012, 2011 and 2010 were $73,629,064, $58,623,747 and $45,721,726, respectively, which consisted of $22,504,433, $19,841,258 and $16,877,854 in base management fees, $19,606,951, $16,561,095 and $6,233,689 in interest expense and fees related to the Credit Facility and Senior Secured Notes, $16,997,054, $11,878,159 and $15,108,049 in incentive management fees from income owed to the Advisor, $5,494,735, zero and zero in hypothetical incentive management fees from capital gains, $2,524,915, $2,499,742 and $2,136,038 in amortization of debt issuance costs, $1,229,009, $1,905,782 and $877,930 in professional fees, $1,991,416, $1,779,734 and $1,622,957 in Advisor expenses, $528,559, $1,173,754 and $763,876 in administrative services, $496,791, $486,759 and $581,428 in insurance expenses, $467,563, $417,564 and $385,750 in director fees and $1,787,638, $2,079,900 and $1,134,155 in other expenses, respectively. Incentive management fees for the years ended December 31, 2012, 2011 and 2010 were $22,491,789, $11,878,159 and $15,108,049, respectively. With respect to incentive management fees based on income, $16,997,054, $11,878,159 and $15,108,049 was earned for the years ended December 31, 2012, 2011 and 2010, respectively. In accordance with GAAP, a hypothetical liquidation is calculated for incentive fees based on gains. It should be noted, however, that a fee so calculated and accrued is not due and payable, if at all, until the end of each measurement period, or every June 30. Amounts accrued at December 31, 2012, 2011 and 2010 were $5,494,735, zero and zero, respectively.

Net investment income

Net investment income was $73,661,532, $72,878,791 and $59,850,789 respectively, for the years ended December 31, 2012, 2011 and 2010. The increase for the 2012 period is primarily a result of an increase in interest income and other fees offset by an increase in management fees, incentive fees and interest and debt related expenses.

Net realized gain or loss

Net realized loss of $89,118,419 for the year ended December 31, 2012 was the result of $87,932,990 in net losses realized from the disposition or restructuring of our investments and $1,185,429 in net loss realized on foreign currency transactions. Net realized loss on investments resulted primarily from the disposition of our debt and equity investments in Big Dumpster Acquisition, Inc. et al, American SportWorks LLC et al, and the restructuring of our equity investment in WBS Group Holdings, LLC. Excluding the realization of the tax provision, nearly the entire net realized loss on investments represents amounts that had been reflected in net unrealized depreciation on investments in prior periods. Foreign currency losses mainly represent net losses on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. Net realized loss of $49,893,376 for the year ended December 31, 2011 was the result of $51,102,184 in net losses realized from the disposition or restructuring of our investments and $1,208,808 in net gain realized on foreign currency transactions. Net realized loss on investments for the year ended December 31, 2011 resulted primarily from the restructuring or disposition of our investments in Facet Technologies, LLC, Mattress Giant Corporation and Fitness Together Holdings, Inc. Foreign currency gains mainly represent gains on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. For the year ended December 31, 2010, net realized loss was $90,236,723 as a result of $89,301,764 in net losses realized from the disposition or restructuring of our investments and $934,959 in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the years ended December 31, 2012, 2011 and 2010, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $72,808,120, $53,935,094 and $101,935,495, respectively. The increase in net unrealized appreciation for the year ended December 31, 2012 was comprised of a increase in net unrealized appreciation on investments of $71,335,341 and a net foreign currency translation gain of $1,472,779. The change was a mainly a result of the reversal of previously reported accumulated unrealized depreciation realized during the period. The decrease in net unrealized depreciation for the year ended December 31, 2011 was comprised of a decrease in net unrealized depreciation on investments of $54,695,534 and a net foreign currency translation loss of $760,440. The decrease in net unrealized depreciation for the year ended December 31, 2010 was comprised of a decrease in net unrealized depreciation on investments of $102,486,118 and net foreign currency translation loss of $550,623.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations was $57,351,233, $76,920,509 and $71,549,561 for the years ended December 31, 2012, 2011 and 2010, respectively. The change primarily reflects the increase in net investment income offset by net realized and unrealized losses, for the year ended December 31, 2012.

Financial condition, liquidity and capital resources

During the year ended December 31, 2012, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities for the year ended December 31, 2012 was $68,317,312. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $57,351,233 and sales/repayments of investments of $314,755,655, net of purchases of investments of $317,097,868.

Net cash used in financing activities for the year ended December 31, 2012 was $66,974,560. Our primary use of cash for financing activities was $70,824,560 of dividend distributions offset by proceeds from net borrowings under the Credit Facility.

Our senior secured, multi-currency Credit Facility provides us with $375,000,000 in total availability, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The Credit Facility has a stated maturity date of December 6, 2013 and the interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid depending on the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At December 31, 2012, the effective LIBOR spread under the Credit Facility was 3.10%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes. At December 31, 2012, we had $171,850,000 drawn and outstanding under the Credit Facility, with $203,150,000 available to us, subject to compliance with customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. At December 31, 2012, the Company was in compliance with regulatory coverage requirements with an asset coverage ratio of approximately 295% and was in compliance with all financial covenants under our debt agreements. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

In January 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 in aggregate principal amount of Senior Secured Notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes. The Senior Secured Notes contain customary affirmative and negative covenants substantially similar to those in our Credit Facility. At December 31, 2012, we were in compliance with all financial and operational covenants required by the Credit Facility and Senior Secured Notes.

On February 19, 2013 the Company closed a private offering of $100,000,000 in aggregate principal amount of its 5.50% unsecured convertible senior notes due 2018. The initial purchasers of the Notes fully exercised their overallotment option and purchased an additional $15,000,000 in aggregate principal amount of the Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115,000,000 in aggregate principal amount of the Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, are approximately $111,300,000. The Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 144A under the Securities Act.

The Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Notes are convertible into cash, shares of BlackRock Kelso Capital’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Notes prior to maturity. The Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2012 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$171.9	$171.9	$—	$—	$—
Senior Secured Notes	175.0	—	—	158.0	17.0
Interest Payable	5.3	5.3	—	—	—

(1)	At December 31, 2012, $203.1 million remained unused under our Credit Facility.

We have entered into several contracts under which we have future commitments. Pursuant to the Management Agreement, the Advisor manages our day-to-day operations and provides investment advisory services to us. Payments under the Management Agreement are equal to a percentage of the value of our gross investment assets and an incentive management fee, plus reimbursement of certain expenses incurred by the Advisor. Under our administration agreement, the Administrator provides us with certain administrative services, facilities and personnel. Payments under the administration agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. Pursuant to various other agreements, subsidiaries of The Bank of New York Mellon Corporation provide custodian services, administrative and accounting services, transfer agency and compliance support services to us. Payments under such agreements are generally equal to a percentage of our average net assets plus reimbursement of reasonable expenses, and a base fee. Either party may terminate each of the Management Agreement, administration agreement and such other agreements without penalty upon not less than 60 days’ written notice to the other.

Off-balance sheet financing

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company’s only such guarantee outstanding at December 31, 2010 was terminated on January 17, 2011 with no payments having been made thereunder. There were no such guarantees outstanding at December 31, 2012 or 2011.

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

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2012 and 2011. For the year ended December 31, 2010 we recorded a provision for federal excise taxes of $298,322. There was no undistributed taxable income carried forward from 2012.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2012, 2011 and 2010, dividends reinvested pursuant to our dividend reinvestment plan totaled $5,591,912, $8,021,087 and $5,468,133, respectively.

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

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax. In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending prior to 2012) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

With respect to dividends paid to stockholders, certain income we receive from origination, structuring, closing, commitment and other upfront fees associated with investments in portfolio companies may cause our taxable income to exceed our GAAP income although the differences are expected to be temporary in nature.

Recent developments

On February 19, 2013 the Company closed a private offering of $100 million in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018. The initial purchasers of the Notes fully exercised their overallotment option and purchased an additional $15 million in aggregate principal amount of the Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115 million in aggregate principal amount of the Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, are approximately $111.3 million. The Notes were only offered to qualified institutional buyers as defined in the Securities Act pursuant to Rule 144A under the Securities Act.

The Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Notes are convertible into cash, shares of BlackRock Kelso Capital’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Notes prior to maturity. The Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

On March 6, 2013 our Board of Directors declared a dividend of $0.26 per share, payable on April 2, 2013 to stockholders of record at the close of business on March 19, 2013.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2012, 45% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2012, the percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 40%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the years ended December 31, 2012, 2011 and 2010, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2012, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. The Company’s internal control over financial reporting as of December 31, 2012 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the internal control over financial reporting of BlackRock Kelso Capital Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2012, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year then ended of the Company and our report dated March 6, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 6, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2013 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

(2)	Consolidated Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(3)	Exhibits—Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Kelso Capital Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Credit Agreement, dated as of December 28, 2007, among the Registrant, the lenders party thereto and Citibank, N.A., as Administrative Agent (7)

10.10	Amendment No. 1 to Amended and Restated Senior Secured Credit Agreement, dated as of April 20, 2010, among the Registrant, the lenders and assuming lenders party thereto and Citibank, N.A., as Administrative Agent (8)

10.11	Note Purchase Agreement, dated as of January 18, 2011, among the Registrant and the purchasers party thereto (9)

14.1	Code of Ethics of the Registrant (10)

14.2	Code of Ethics and Business Conduct of the Registrant (11)

Number	Description

14.3	Code of Ethics of the Advisor (5)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of June 7, 2010.
(3)	Filed with the Registrant’s Form 8-K dated as of November 9, 2009.
(4)	Previously filed with the Registrant’s Registration Statement on Form N-2 (Commission File No. 333-141090), as amended, originally filed on March 6, 2007.
(5)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2005.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of January 2, 2008.
(8)	Previously filed with the Registrant’s Form 8-K dated as of April 20, 2010.
(9)	Previously filed with the Registrant’s Form 8-K dated as of January 18, 2011.
(10)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Kelso Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2012 and the consolidated financial highlights for each of the five years in the period then ended. These consolidated financial statements and consolidated financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2012 and 2011, by correspondence with the custodian, loan agents or borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of BlackRock Kelso Capital Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2012 and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 6, 2013

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $849,028,227 and $959,635,127)	$850,511,125	$890,691,404
Non-controlled, affiliated investments (cost of $50,983,674 and $59,633,913)	67,750,172	71,035,799
Controlled investments (cost of $137,337,392 and $78,601,629)	143,336,244	87,225,239

Total investments at fair value (cost of $1,037,349,293 and $1,097,870,669)	1,061,597,541	1,048,952,442
Cash and cash equivalents	9,122,141	7,478,904
Cash denominated in foreign currencies (cost of $0 and $300,380)	—	300,089
Unrealized appreciation on forward foreign currency contracts	369,417	—
Receivable for investments sold	504,996	2,734,705
Interest receivable	14,048,248	16,474,871
Dividends receivable	—	8,493,799
Prepaid expenses and other assets	4,375,527	6,740,517

Total Assets	$1,090,017,870	$1,091,175,327

Liabilities
Payable for investments purchased	$440,243	$421,597
Unrealized depreciation on forward foreign currency contracts	—	1,106,241
Debt	346,850,000	343,000,000
Interest payable	5,277,132	5,592,184
Dividend distributions payable	19,196,418	19,040,586
Base management fees payable	5,626,893	5,293,755
Incentive management fees payable	20,277,930	11,878,159
Accrued administrative services	277,000	144,625
Other accrued expenses and payables	4,692,562	3,689,331

Total Liabilities	402,638,178	390,166,478

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 75,257,888 and 74,636,091 issued and 73,832,381 and 73,210,584 outstanding	75,258	74,636
Paid-in capital in excess of par	917,534,577	983,082,373
Distributions in excess of taxable net investment income	(22,291,022)	(26,165,703)
Accumulated net realized loss	(219,270,607)	(194,505,823)
Net unrealized appreciation (depreciation)	20,808,162	(51,999,958)
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	687,379,692	701,008,849

Total Liabilities and Net Assets	$1,090,017,870	$1,091,175,327

Net Asset Value Per Share	$9.31	$9.58

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$108,797,089	$92,138,658	$83,099,157
Non-controlled, affiliated investments	4,965,190	5,122,152	6,092,773
Controlled investments	9,567,654	8,211,274	2,781,278

Total interest income	123,329,933	105,472,084	91,973,208
Fee income:
Non-controlled, non-affiliated investments	19,794,762	21,054,066	9,132,493
Non-controlled, affiliated investments	735,708	762,570	310,419
Controlled investments	193,692	157,415	69,192

Total fee income	20,724,162	21,974,051	9,512,104

Dividend income:
Non-controlled, non-affiliated investments	736,501	2,928,196	3,101,377
Non-controlled, affiliated investments	2,500,000	1,128,207	1,284,148
Controlled investments	—	—	—

Total dividend income	3,236,501	4,056,403	4,385,525

Total investment income	147,290,596	131,502,538	105,870,837

Expenses:
Base management fees	22,504,433	19,841,258	16,877,854
Incentive management fees	22,491,789	11,878,159	15,108,049
Interest and credit facility fees	19,606,951	16,561,095	6,233,689
Amortization of debt issuance costs	2,524,915	2,499,742	2,136,038
Investment advisor expenses	1,991,416	1,779,734	1,622,957
Professional fees	1,229,009	1,905,782	877,930
Administrative services	528,559	1,173,754	763,876
Director fees	467,563	417,564	385,750
Other	2,284,429	2,566,659	1,715,583

Total expenses	73,629,064	58,623,747	45,721,726

Net investment income before excise taxes	73,661,532	72,878,791	60,149,111
Excise tax expense	—	—	(298,322)

Net Investment Income	73,661,532	72,878,791	59,850,789

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(75,336,460)	(38,314,683)	(53,083,081)
Non-controlled, affiliated investments	2,223,371	(4,886,347)	(36,221,198)
Controlled investments	(14,819,901)	(7,901,154)	2,515
Foreign currency	(1,185,429)	1,208,808	(934,959)

Net realized gain (loss)	(89,118,419)	(49,893,376)	(90,236,723)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	72,727,614	44,577,066	32,535,681
Non-controlled, affiliated investments	9,580,694	15,033,972	39,491,418
Controlled investments	(10,972,967)	(4,915,504)	30,459,019
Foreign currency translation	1,472,779	(760,440)	(550,623)

Net change in unrealized appreciation or depreciation	72,808,120	53,935,094	101,935,495

Net realized and unrealized gain (loss)	(16,310,299)	4,041,718	11,698,772

Net Increase in Net Assets Resulting from Operations	$57,351,233	$76,920,509	$71,549,561

Net Investment Income Per Share	$1.00	$1.00	$0.96

Earnings Per Share	$0.78	$1.05	$1.14

Basic and Diluted Weighted-Average Shares Outstanding	73,623,983	73,037,357	62,663,002
Dividends Declared Per Share	$1.04	$1.10	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

	December 31, 2012	December 31, 2011	December 31, 2010
Net Increase in Net Assets Resulting from Operations:
Net investment income	$73,661,532	$72,878,791	$59,850,789
Net realized loss	(89,118,419)	(49,893,376)	(90,236,723)
Net change in unrealized appreciation or depreciation	72,808,120	53,935,094	101,935,495

Net increase in net assets resulting from operations	57,351,233	76,920,509	71,549,561

Dividend Distributions to Stockholders from:
Net investment income	(5,434,267)	(59,230,030)	(80,455,656)
Tax return of capital	(71,138,035)	(21,131,865)	—

Total dividend distributions	(76,572,302)	(80,361,895)	(80,455,656)

Capital Share Transactions:
Proceeds from shares sold	—	2,000,000	170,861,250
Less offering costs	—	—	(8,506,126)
Reinvestment of dividends	5,591,912	8,021,087	5,468,133
Purchases of treasury stock	—	(4,050,776)	—

Net increase in net assets resulting from capital share transactions	5,591,912	5,970,311	167,823,257

Total Increase (Decrease) in Net Assets	(13,629,157)	2,528,925	158,917,162
Net assets at beginning of year	701,008,849	698,479,924	539,562,762

Net assets at end of year	$687,379,692	$701,008,849	$698,479,924

Capital Share Activity:
Shares issued from subscriptions	—	200,000	15,525,000
Shares issued from reinvestment of dividends	621,797	904,774	569,442
Purchases of treasury stock	—	(463,828)	—

Net increase in shares outstanding	621,797	640,946	16,094,442

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

	December 31, 2012	December 31, 2011	December 31, 2010
Operating Activities:
Net increase in net assets resulting from operations	$57,351,233	$76,920,509	$71,549,561
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from dispositions of short-term investments	—	—	358,276
Purchases of investments	(317,097,868)	(401,530,203)	(405,956,515)
Sales (purchases) of foreign currency contracts—net	(1,188,704)	1,204,593	(931,542)
Proceeds from sales/repayments of investments	314,755,655	249,139,391	395,269,097
Net change in unrealized appreciation or depreciation on investments	(71,335,341)	(54,695,534)	(102,486,118)
Net change in unrealized appreciation or depreciation on foreign currency translation	(1,472,779)	760,440	550,623
Net realized loss (gain) on investments	87,932,990	51,102,184	89,301,764
Net realized loss (gain) on foreign currency	1,185,429	(1,208,808)	934,959
Amortization of premium/discount—net	(16,258,453)	(10,904,536)	(9,829,869)
Amortization of debt issuance costs	2,524,915	2,499,742	2,136,038
Changes in operating assets and liabilities:
Receivable for investments sold	2,229,709	2,581,484	(5,316,189)
Interest receivable	2,426,623	(5,711,538)	7,678,194
Dividends receivable	(317,146)	1,356,128	(3,229,024)
Prepaid expenses and other assets	(159,925)	(124,111)	163,375
Payable for investments purchased	18,646	(2,304,840)	2,168,954
Interest payable	(315,052)	5,336,100	(703,374)
Base management fees payable	333,138	938,734	(192,108)
Incentive management fees payable	8,399,771	(2,735,939)	(2,204,504)
Accrued administrative services	132,375	64,461	(121,564)
Other accrued expenses and payables	(827,904)	212,149	(1,302,040)

Net cash provided by (used in) operating activities	68,317,312	(87,099,594)	37,837,994

Financing Activities:
Net proceeds from issuance of common stock	—	2,000,000	162,355,124
Dividend distributions paid	(70,824,560)	(76,522,495)	(69,837,299)
Proceeds from debt	311,400,000	407,250,000	314,700,000
Repayments of debt	(307,550,000)	(234,250,000)	(440,700,000)
Deferred debt issuance costs	—	(1,690,580)	(8,020,996)
Purchases of treasury stock	—	(4,050,776)	—

Net cash provided by (used in) financing activities	(66,974,560)	92,736,149	(41,503,171)

Effect of exchange rate changes on cash and cash equivalents	396	(18,433)	18,147

Net increase (decrease) in cash	1,343,148	5,618,122	(3,647,030)
Cash and cash equivalents, beginning of year	7,778,993	2,160,871	5,807,901

Cash and cash equivalents, end of year	$9,122,141	$7,778,993	$2,160,871

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during year for:
Interest	$18,995,668	$9,904,927	$5,653,301
Taxes	$1,866,468	$916,419	$1,111,018
Dividend distributions reinvested	$5,591,912	$8,021,087	$5,468,133

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—28.2%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,529,046	$20,000,000
AGY Holding Corp., Second Lien	Glass Yarns/Fibers	11.00%	11/15/14	28,475,000	22,580,140	19,647,750
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	20,000,000	19,606,207	20,000,000
American Residential Services L.L.C. et al., Second Lien(i)	HVAC/ Plumbing Services	12.00%	4/15/15	40,000,000	39,893,591	39,600,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	33,250,000	32,260,771	32,917,500
Sizzling Platter LLC et al., First Lien(i)	Restaurants	12.25%	4/15/16	30,000,000	29,294,034	30,000,000
TriMark USA, Inc., Second Lien(q)(r)	Food Service Equipment	11.50%	11/30/13	33,441,088	33,441,088	31,769,036

Total Senior Secured Notes					196,604,877	193,934,286

Unsecured Debt—10.1%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	12/14/18	21,000,000	21,000,000	21,000,000
Maple Hill Acquisition LLC(q)	Rigid Packaging	13.50%	10/1/15	5,000,000	4,914,125	5,000,000
SVP Worldwide Ltd.(p)(q)	Consumer Products	14.00%	6/27/18	43,725,040	43,725,040	43,725,040

Total Unsecured Debt					69,639,165	69,725,040

Subordinated Debt—14.2%
A & A Manufacturing Co., Inc.(q)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
MediMedia USA, Inc.(i)	Information Services	11.38%	11/15/14	19,950,000	19,219,198	18,753,000
The Pay-O-Matic Corp.(q)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000
Sarnova HC, LLC et al.(q)	Healthcare Products	14.00%	4/6/16	25,762,284	25,361,778	25,762,284

Total Subordinated Debt					97,976,290	97,910,598

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—81.0%(e)
Advantage Sales & Marketing Inc., Second Lien(r)	Marketing Services	9.25%	6/17/18	$10,000,000	$9,890,614	$10,000,000
Airvana Network Solutions Inc., First Lien(r)	Software	10.00%	3/25/15	1,376,190	1,360,814	1,376,190
AL Solutions, Inc., Term Loan B, Second Lien(q)	Metals	5.00%	12/31/19	67,543	—	—
Alpha Media Group Inc., First Lien(q)	Publishing	12.00%	7/15/13	5,570,965	4,276,112	445,676
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,186,747	41,186,747	36,656,205
Arclin US Holdings Inc., Second Lien(g)(p)(r)	Chemicals	7.75%	1/15/15	3,487,477	3,128,529	3,487,477
Ascend Learning, LLC, Second Lien(r)	Education	11.50%	12/6/17	20,000,000	19,574,806	20,000,000
Ashton Woods USA L.L.C., Second Lien	Homebuilding	11.75%	7/6/15	52,500,000	52,500,000	52,500,000
Attachmate Corporation et al., Second Lien(r)	Software	11.00%	11/22/18	20,000,000	19,456,360	19,600,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(r)	Financial Services	7.50%	8/20/14	2,000,000	1,742,957	1,960,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(q)(r)	Financial Services	7.50%	8/20/14	21,435,958	13,709,669	17,148,766
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien(f)(q)(r)	Financial Services	8.21%	8/20/15	34,237,388	25,150,389	7,703,412
The Bargain! Shop Holdings Inc., First Lien(g)(h)(p)	Discount Stores	16.00%	7/1/14	23,857,000	23,870,128	23,934,774
Berlin Packaging L.L.C., Second Lien(r)	Rigid Packaging	6.71%	8/17/15	24,000,000	23,763,460	23,520,000
Dial Global, Inc. et. al., Second Lien(q)(r)	Media & Entertainment	13.00%	7/21/17	43,911,945	43,434,129	36,007,795

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Fitness Together Franchise Corporation, First Lien(q)	Personal Fitness	11.50%	11/10/13	$4,554,665	$4,554,665	$4,326,933
InterMedia Outdoors, Inc., Second Lien(r)	Printing/ Publishing	7.01%	1/31/14	10,000,000	10,000,000	10,000,000
MCCI Group Holdings, LLC, Second Lien(r)	Healthcare Services	10.75%	1/29/18	57,000,000	57,000,000	57,000,000
MediMedia USA, Inc.(r)	Information Services	6.25%	8/15/14	15,000,000	13,850,567	13,850,567
Penton Media, Inc. et al., First Lien(d)(q)(r)	Information Services	5.00%	8/1/14	23,395,890	19,852,452	20,822,342
Pre-Paid Legal Services, Inc., First Lien(r)	Legal Services	11.00%	12/31/16	15,000,000	14,673,297	15,000,000
Progress Financial Corporation, Second Lien(r)	Financial Services	13.00%	6/18/15	35,750,000	35,176,063	35,750,000
Road Infrastructure Investment, LLC, Second Lien(r)	Manufacturing	10.25%	9/30/18	10,000,000	9,821,828	10,000,000
SOURCEHOV LLC, Second Lien(r)	Process Outsourcing	10.50%	4/29/18	25,000,000	22,566,623	23,250,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,000,000
United Subcontractors, Inc., First Lien(d)(q)(r)	Building and Construction	6.32%	6/30/15	3,602,923	3,479,674	3,242,631
WBS Group LLC, First Lien(f)(r)	Software	6.50%	6/30/13	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(r)	Software	10.50%	12/31/13	24,999,000	24,604,549	24,999,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	7.00%	3/2/17	$6,590,896	$6,590,896	$6,590,896

Total Senior Secured Loans					582,499,583	556,456,919

Preferred Stock—0.9%(s)
Alpha Media Group Holdings Inc., Series A-2	Publishing			5,000	—	—
Progress Financial Corporation, Series F-1	Financial Services			963,710	740,313	914,173
United Subcontractors, Inc.(d)	Building and Construction			164,471	3,725,108	4,934,133

Total Preferred Stock					4,465,421	5,848,306

Common Stock—10.5%(s)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(p)	Chemicals			450,532	9,722,203	14,624,959
Bankruptcy Management Solutions, Inc.(f)	Financial Services			326,873	9,600,072	—
ECI Holdco, Inc., Class A-1 (Electrical Components)(f)	Electronics			19,040,132	19,027,697	47,981,132
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	6,250,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			164,471	3,725,793	3,485,140

Total Common Stock					47,075,765	72,341,231

Limited Partnership/Limited Liability Company Interests—7.1%
ARS Investment Holdings, LLC(k)(s)	HVAC/Plumbing Services			102,601	—	790,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
DynaVox Systems Holdings, LLC(m)(s)	Augmentative Communication Products			272,369	$758,069	$100,777
Higginbotham Investment Holdings, LLC(s)	Insurance			1,163	1,500,000	1,500,000
Marquette Transportation Company Holdings, LLC(n)(s)	Transportation			25,000	5,000,000	6,169,000
Marsico Holdings, LLC (i)(s)	Financial Services			91,445	1,848,077	143,569
Penton Business Media Holdings LLC(d)(s)	Information Services			226	9,050,000	22,111,124
PG Holdco, LLC (Press Ganey)	Healthcare Services	15.00%		333	374,585	374,585
PG Holdco, LLC (Press Ganey), Class A(s)	Healthcare Services			16,667	166,667	317,477
Sentry Security Systems Holdings, LLC(s)	Security Services			147,271	147,271	8,264
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	948,786	948,786
VSS-AHC Holdings LLC (Advanstar Global LLC)(d)(s)	Printing/ Publishing			884,716	6,150,647	6,904,802
WBS Group LLC (f)(o)(s)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(f)(s)	Restaurants			350,000	9,260,324	3,612,000

Total Limited Partnership/Limited Liability Company Interests					35,205,426	49,037,167

Equity Warrants/Options—2.4%(s)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	403,815	3,743,759
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	323,052	3,802,514
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	3,189,738
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	3,303,049
Bankruptcy Management Solutions, Inc.(f)	Financial Services		expire 10/1/17	23,046	365,584	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	$250,000	$80,415
Marsico Parent Superholdco, LLC (i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	3,761,553	1,202,472	2,124,519
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	100,000

Total Equity Warrants/Options					3,882,766	16,343,994

TOTAL INVESTMENTS— 154.4%					$1,037,349,293	1,061,597,541

OTHER ASSETS & LIABILITIES (NET)—(54.4)%						(374,217,849)

NET ASSETS—100.0%						$687,379,692

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 69% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 61% of such senior secured loans have floors of 1.00% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2012 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 23.5% of the Company’s net assets at December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***	Dividend Income ***
Advanstar Global LLC
Limited Liability Co. Interest	$—	$5,855,188	$—	$1,049,614	$6,904,802	††	$—	$—	$—	$—
Conney Safety Products, LLC
Subordinated Debt	25,582,734	735,708	(25,582,733)	(735,709)	—	†	—	2,137,580	735,708	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,785,488	—	(4,742,576)	2,957,088	—	†	2,415,317	—	—	—
M&M Tradition Holdings Corp.
Common Stock	7,250,000	—	—	(1,000,000)	6,250,000		—	—	—	2,500,000
MGHC Holding Corporation:
Common Stock	224,200	—	(1,223,666)	999,466	—	†	(51,302)	—	—	—
Warrants	—	—	(136,297)	136,297	—	†	(136,297)	—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	20,321,858	—	—	1,789,266	22,111,124		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	8,067,187	10,921,947	(172,396)	2,005,604	20,822,342		3	2,572,608	—	—
United Subcontractors, Inc.
Senior Secured Loan	1,809,875	1,594,303	(178,130)	16,583	3,242,631		(4,006)	255,002	—	—
USI Senior Holdings, Inc.
Common Stock	5,994,457	99,635	(3,762,412)	1,153,460	3,485,140		(344)	—	—	—
Preferred Stock	—	3,725,108	—	1,209,025	4,934,133		—	—	—	—

Totals	$71,035,799	$22,931,889	$(35,798,210)	$9,580,694	$67,750,172		$2,223,371	$4,965,190	$735,708	$2,500,000

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2012.
†	Investment no longer held at December 31, 2012.
††	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2012 represents 9.9% of the Company’s net assets.

(j)	The Company is sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary and thus a controlled investment.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***
American SportWorks LLC	$3,550,900	$—	$(8,000,000)	$4,449,100	$—	†	$(7,391,074)	$—	$—
Senior Secured Loan
ASW International LLC(l)
Limited Liability Co. Interest	—	—	(7,428,827)	7,428,827	—	†	(7,428,827)	—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,948,000	157,842	—	(145,842)	1,960,000		—	168,256	157,843
Senior Secured Loan, First Lien, B	15,512,497	3,402,401	(187,575)	(1,578,557)	17,148,766		—	3,379,989	—
Senior Secured Loan, Second Lien	21,992,702	2,872,037	—	(17,161,327)	7,703,412		—	2,985,806	—
Common Stock	1,772,470	—	—	(1,772,470)	—		—	—	—
Warrants	4,190	—	—	(4,190)	—		—	—	—
BKC CSP Blocker, Inc.(j):
Common Stock	—	—	—	—	—	†	—	—	—
ECI Holdco, Inc.
Common Stock	42,444,480	178,861	—	5,357,791	47,981,132		—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	—	27,284,255	—	—	27,284,255		—	870,035	—
Senior Secured Loan, Second Lien	—	25,461,454	—	(462,454)	24,999,000		—	1,766,157	35,849
WBS Group LLC
Limited Liability Co. Interest	—	7,492,304	—	(1,435,521)	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	—	6,790,896	(200,000)	—	6,590,896		—	397,411	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	—	9,260,324	—	(5,648,324)	3,612,000		—	—	—

Totals	$87,225,239	$82,900,374	$(15,816,402)	$(10,972,967)	$143,336,244		$(14,819,901)	$9,567,654	$193,692

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2012.
†	Investment no longer held at December 31, 2012.

The aggregate fair value of controlled investments at December 31, 2012 represents 20.9% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(q)	Interest may be paid in cash or PIK which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 4.5% of interest income earned for the year ended December 31, 2012. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(r)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(s)	Non-income producing equity securities at December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—16.2%
AGY Holding Corp. Second Lien(q)	Glass Yarns/Fibers	11.00%	11/15/14	$16,200,000	$15,958,040	$13,737,600
American Residential Services L.L.C. et al., Second Lien(d)	HVAC/ Plumbing Services	12.00%	4/15/15	40,000,000	39,865,081	40,400,000
Sizzling Platter LLC et al., First Lien(d)	Restaurants	12.25%	4/15/16	30,000,000	29,078,717	30,000,000
TriMark USA, Inc., Second Lien(f)(q)(r)	Food Service Equipment	11.50%	11/30/13	32,782,166	32,782,166	29,733,425

Total Senior Secured Notes					117,684,004	113,871,025

Unsecured Debt—0.7%
Big Dumpster Acquisition, Inc.(r)	Waste Management Equipment	13.50%	7/5/15	56,177,438	45,226,690	—
Maple Hill Acquisition LLC	Rigid Packaging	13.50%	10/1/15	5,000,000	4,882,791	5,000,000

Total Unsecured Debt					50,109,481	5,000,000

Subordinated Debt—23.3%
A & A Manufacturing Co., Inc.	Protective Enclosures	14.00%	5/16/16	27,403,430	27,147,191	27,403,430
Conney Safety Products, LLC(e)	Safety Products	16.00%	10/1/14	25,582,734	24,847,025	25,582,734
MediMedia USA, Inc.(d)(q)	Information Services	11.38%	11/15/14	19,950,000	18,903,945	19,171,950
MedQuist Inc. et al.(q)	Medical Transcription	13.00%	10/15/16	43,000,000	41,971,176	43,559,000
The Pay-O-Matic Corp.(r)	Financial Services	14.00%	1/15/15	15,366,867	15,269,195	15,366,867
PGA Holdings, Inc.	Healthcare Services	12.50%	3/12/16	5,000,000	4,947,850	5,000,000
Sarnova HC, LLC et al.(r)	Healthcare Products	14.00%	4/6/16	25,762,284	25,238,707	25,762,284
Wastequip, Inc.(r)	Waste Management Equipment	14.50%	2/5/15	10,194,216	8,611,497	1,192,724

Total Subordinated Debt					166,936,586	163,038,989

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2011

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Arclin Cayman Holdings Ltd., Tranche 3(e)(h)(q)	Chemicals		expire 1/15/14	230,159	$484,578	$1,167,002
Arclin Cayman Holdings Ltd., Tranche 4(e)(h)(q)	Chemicals		expire 1/15/15	230,159	403,815	1,379,772
Bankruptcy Management Solutions, Inc.(g)(q)	Financial Services		expire 10/1/17	23,046	365,584	4,190
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	88,213
Marsico Superholdco SPV, LLC, (d)	Financial Services		expire 12/14/19	455	444,450	—
MGHC Holding Corporation(e)	Bedding—Retail		expire 1/31/12	75,928	136,297	—
Progress Financial Corporation	Financial Services		expire 7/26/18	429,596	502,627	596,169
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	4,000

Total Equity Warrants/Options					3,319,218	6,291,268

TOTAL INVESTMENTS—149.6%					$1,097,870,669	1,048,952,442

OTHER ASSETS & LIABILITIES (NET)—(49.6)%						(347,943,593)

NET ASSETS—100.0%						$701,008,849

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 12.8% of the Company’s net assets at December 31, 2011.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 68% of the senior secured loans to the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 58% of such senior secured loans have floors of 1.00% to 3.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or nine months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2011 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest and Fee Income***	Dividend Income***
Arclin Cayman Holdings Ltd.:
Common Stock	$8,370,000	$—	$(8,507,789)	$137,789	$—	†	$—	$—	$—
Warrants	5,453,023	—	(4,419,495)	(1,033,528)	—	†	—	—	—
Arclin US Holdings Inc.
Senior Secured Loan	3,459,541	44,416	(3,547,259)	43,302	—	†	1,288	113,406	—
Conney Safety Products LLC
Subordinated Debt	29,665,252	293,386	(4,829,858)	453,954	25,582,734		170,143	4,954,546	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,062,247	63,359	—	659,882	1,785,488		—	—	—
M&M Tradition Holdings Corp.:
Preferred Stock	5,117,040	—	(4,968,000)	(149,040)	—	††	—	149,040	1,128,207
Common Stock	5,000,000	—	—	2,250,000	7,250,000		—	—	—
Mattress Giant Corporation
Subordinated Debt	1,229,657	102,434	(4,014,328)	2,682,237	—	††	(2,784,672)	94,327	—
MGHC Holding Corporation:
Common Stock	—	—	(2,285,815)	2,285,815	—	††	(2,285,815)	—	—
Common Stock	—	1,093,360	—	(869,160)	224,200		—	—	—
Warrants	—	136,297	—	(136,297)	—		—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	9,050,000	—	—	11,271,858	20,321,858		—	110,624	—
Penton Media, Inc. et al.
Senior Secured Loan	—	9,126,321	(23,420)	(1,035,714)	8,067,187		12,709	394,918	—
United Subcontractors, Inc.
Senior Secured Loan	1,589,952	282,513	—	(62,590)	1,809,875		—	67,861	—
USI Senior Holdings, Inc.
Common Stock	7,379,489	79,504	—	(1,464,536)	5,994,457		—	—	—

Totals	$77,376,201	$11,221,590	$(32,595,964)	$15,033,972	$71,035,799		$(4,886,347)	$5,884,722	$1,128,207

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the twelve months ended December 31, 2011.
†	Investment moved out of non-controlled, affiliated category at December 31, 2011.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2011 represents 10.1% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Principal amount is denominated in Canadian dollars.
(j)	Non-accrual status (in default) at December 31, 2011 and therefore non-income producing. At December 31, 2011, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.5% and 0.8% of total debt investments at fair value and amortized cost, respectively.
(k)	Non-income producing equity securities at December 31,2011.
(l)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2010	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2011		Net Realized Gain (Loss)***	Interest and Fee Income***
AL Solutions, Inc.
Senior Secured Loan	$115,000	$—	$(115,000)	$—	$—	†	$—	$6,738
American SportWorks LLC
Senior Secured Loan	7,200,000	—	—	(3,649,100)	3,550,900		—	1,104,445
ASW Investment Holdings, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,427,700	157,414	—	362,886	1,948,000		—	309,498
Senior Secured Loan, First Lien, B	—	10,524,207	(29,363)	5,017,653	15,512,497		39,727	1,685,875
Senior Secured Loan, Second Lien	21,342,029	3,762,586	—	(3,111,913)	21,992,702		—	4,405,452
Common Stock	4,516,560	60,832	—	(2,804,922)	1,772,470		—	—
Warrants	125,880	—	—	(121,690)	4,190		—	—
ECI Holdco, Inc.
Common Stock	51,480,000	—	—	(9,035,520)	42,444,480		—	—
Electrical Components International, Inc.
Senior Secured Loan	1,641,718	—	(1,641,718)	—	—	†	—	14,730
Fitness Together Franchise Corporation
Senior Secured Loan	6,119,804	628,104	(7,212,128)	464,220	—	†	—	841,951
Fitness Together Holdings, Inc.:
Preferred Stock Series A	—	—	(173,326)	173,326	—	†	(156,062)	—
Preferred Stock Series A-1	—	—	(49,056)	49,056	—	†	(44,539)	—
Preferred Stock Series B Convertible	1,478,000	—	(9,100,000)	7,622,000	—	†	(7,637,759)	—
Common Stock	—	—	(118,500)	118,500	—	†	(102,521)	—

Totals	$95,446,691	$15,133,143	$(18,439,091)	$(4,915,504)	$87,225,239		$(7,901,154)	$8,368,689

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2011. There was no dividend income from these securities during the period.
†	Investment moved out of controlled category at December 31, 2011.
††	Investment no longer held at December 31, 2011.

The aggregate fair value of controlled investments at December 31, 2011 represents 12.4% of the Company’s net assets.

(n)	The Company is the sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 5% (but less than 25%) of the voting securities of Conney Prime Holdings, LLC and thus a non-controlled, affiliated investment.
(o)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(p)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(q)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(r)	Interest may be paid in cash or PIK which may be at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

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

On July, 25, 2005, the Company completed a private placement of 35,366,589 shares of its common stock at a price of $15.00 per share receiving net proceeds of approximately $529 million. On July 2, 2007, the Company completed an initial public offering through which it sold an additional 10,000,000 shares of its common stock at a price of $16.00 per share and listed its shares on the NASDAQ Global Select Market.

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

Until the end of the second calendar quarter following its acquisition, each unquoted investment in a new portfolio company generally is held at amortized cost, which the Advisor believes approximates fair value under the circumstances. As of that date, an independent valuation firm conducts an initial independent appraisal of the investment.

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

Fee income, such as structuring fees, origination, closing, commitment and other upfront fees are generally non-recurring and are recognized as revenue when earned. In instances where the Company does not perform significant services in connection with the related investment, fees paid to the Company may be deferred and amortized over the estimated life of the investment. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as income.

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

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $22,291,022 and $26,165,703 as of December 31, 2012 and December 31, 2011, respectively.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). These disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and to disclose instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Management is currently evaluating the implications of ASU 2011-11 and its impact on financial statement disclosures.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). This update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815. This update is effective for the Company for the year ending December 31, 2013, and is not expected to have a material effect on the Company’s consolidated financial statements.

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

For the years ended December 31, 2012, 2011 and 2010, the Advisor earned $22,504,433, $19,841,258 and $16,877,854, respectively, in base management fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2012 and 2011 was determined by reference to the four quarter periods ended on December 31, 2012 and 2011, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the years ended December 31, 2012, 2011 and 2010, the Advisor earned $16,997,054, $11,878,159 and $15,108,049, respectively, in Incentive Fees based on income from the Company.

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

The capital gains fee due the Advisor as calculated under the Management Agreement as described above, for the years ended December 31, 2012, 2011 and 2010 were zero. In accordance with GAAP the hypothetical incentive fee for the year ended December 31, 2012, resulted in a capital gains incentive fee of $5,494,735. The hypothetical incentive fee based on capital gains was zero for the year ended December 31, 2011 and 2010.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2012, 2011 and 2010, the Company incurred $1,991,416, $1,779,734 and $1,622,957, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the years ended December 31, 2012, 2011 and 2010 were $3,107,677, $3,046,228 and $3,240,732, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2012, 2011 and 2010, the Company incurred $322,013, $968,721 and $587,469, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the years ended December 31, 2012, 2011 and 2010.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, on March 16, 2011, the Company issued and sold to the Advisor in a private placement 200,000 shares of common stock for $2,000,000 or $10.00 per share, which was the closing price of the Company’s common stock price on The NASDAQ Global Selecte Market on that date. There were no private placement purchases for the year ended December 31, 2012.

At December 31, 2012 and December 31, 2011, the Advisor owned and had the right to vote approximately 94,000 and 259,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 261,000 and 275,000 shares, respectively, of the Company’s common stock. At December 31, 2012 and 2011, other entities affiliated with the Administrator beneficially owned approximately 6,019,000 and 6,019,000 shares, respectively, of the Company’s common stock, representing approximately 8.2% and 8.2% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the years ended December 31, 2012, 2011 and 2010.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Numerator for basic and diluted net increase in net assets per share	$57,351,233	$76,920,509	$71,549,561
Denominator for basic and diluted net increase in net assets per share	73,623,983	73,037,357	62,663,002
Basic/diluted net increase in net assets per share resulting from operations	$0.78	$1.05	$1.14

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for each period because there were no common stock equivalents outstanding during the above years.

5. Investments

Purchases of investments for the years ended December 31, 2012, 2011 and 2010 totaled $317,097,868, $401,530,203 and $405,956,515, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2012, 2011 and 2010 totaled $314,755,655, $249,139,391 and $395,269,097, respectively.

At December 31, 2012, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$196,604,877	$193,934,286
Unsecured debt	69,639,165	69,725,040
Subordinated debt	97,976,290	97,910,598
Senior secured loans:
First lien	185,245,486	185,983,030
Second/other priority lien	397,254,097	370,473,889

Total senior secured loans	582,499,583	556,456,919

Preferred stock	4,465,421	5,848,306
Common stock	47,075,765	72,341,231
Limited partnership/limited liability company interests	35,205,426	49,037,167
Equity warrants/options	3,882,766	16,343,994

Total investments	$1,037,349,293	$1,061,597,541

At December 31, 2011, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$117,684,004	$113,871,025
Unsecured debt	50,109,481	5,000,000
Subordinated debt	166,936,586	163,038,989
Senior secured loans:
First lien	212,981,195	209,900,588
Second/other priority lien	451,420,012	445,694,225

Total senior secured loans	664,401,207	655,594,813

Common stock	51,653,041	65,985,605
Limited partnership/limited liability company interests	43,767,132	39,170,742
Equity warrants/options	3,319,218	6,291,268

Total investments	$1,097,870,669	$1,048,952,442

Industry Composition

The industry composition of our portfolio, at fair market value, at December 31, 2012 and 2011 was as follows:

	December 31,
Industry	2012	2011
Healthcare	13.5%	12.9%
Personal and Other Services	10.7	13.1
Business Services	10.6	9.9
Manufacturing	10.0	7.6
Printing, Publishing and Media	9.1	8.1
Consumer Products	8.8	4.8
Financial Services	8.1	8.3
Building and Real Estate	6.0	4.3
Chemicals	4.9	4.4
Electronics	4.5	4.1
Distribution	4.3	5.1
Beverage, Food and Tobacco	3.8	3.6
Containers and Packaging	2.7	2.7
Retail	2.3	5.2
Transportation	0.6	0.5
Telecommunications	0.1	1.4
Automotive	—	3.6
Entertainment and Leisure	—	0.4

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2012 was United States 94.7% and Canada 5.3%, and at December 31, 2011 was United States 96.0% and Canada 4.0%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

Market and Credit Risk

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

At December 31, 2012, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2012	Unrealized Appreciation (Depreciation)
Canadian dollar	January 16, 2013	21,880,000 Sold	$22,373,103	$22,002,621	$370,482
Canadian dollar	January 16, 2013	324,397 Purchased	(324,962)	(326,215)	1,253
Canadian dollar	January 16, 2013	334,652 Purchased	(338,845)	(336,527)	(2,318)

Total			$21,709,296	$21,339,879	$369,417

At December 31, 2011, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2011	Unrealized Appreciation (Depreciation)
Canadian dollar	January 18, 2012	295,000 Purchased	$(289,385)	$(290,124)	$739
Canadian dollar	January 18, 2012	593,819 Purchased	(587,012)	(584,004)	(3,008)
Canadian dollar	January 18, 2012	24,982,000 Sold	23,465,055	24,569,027	(1,103,972)

Total			$22,588,658	$23,694,899	$(1,106,241)

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

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2012 and December 31, 2011 reflect the volume of derivative activity throughout the periods presented.

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2012 and December 31, 2011 represents 2.4% and 0.9%, respectively, of the Company’s net assets.

7. Debt

Under the terms of the Company’s amended and restated Senior Secured, Multi-Currency Credit Agreement (the “Credit Facility”), as amended on April 20, 2010, certain lenders agreed to extend credit to the Company in an aggregate principal amount not to exceed $375,000,000 outstanding, at any one time, consisting of $275,000,000 of revolving loan commitments and $100,000,000 of term loan commitments. The Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. Subject to certain exceptions, pricing for outstanding borrowings is at LIBOR plus an applicable spread of either 3.00% or 3.25% for revolving loans, based on a pricing grid using the Company’s credit rating, and LIBOR plus 3.00% for term loans. The Credit Facility does not contain a LIBOR floor requirement. At December 31, 2012, the effective LIBOR spread under the Credit Facility was 3.10%. Term loan commitments under the Credit Facility have been fully drawn and, once repaid, may not be reborrowed. The Credit Facility also includes an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility by up to an additional $275,000,000 of revolving loan commitments and $250,000,000 of term loan commitments. The Credit Facility is used to supplement the Company’s equity capital to make additional portfolio investments and for other general corporate purposes.

At December 31, 2012, the Company had $171,850,000 drawn on the Credit Facility versus $168,000,000 at December 31, 2011. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $203,150,000 at December 31, 2012 and $207,000,000 at December 31, 2011.

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

The average debt outstanding during the years ended December 31, 2012, 2011 and 2010 was $381,451,093, $291,353,425 and $205,151,507, respectively. The maximum amounts borrowed during the years ended December 31, 2012, 2011 and 2010 were $469,900,000, $402,000,000 and $314,000,000, respectively.

The weighted average annual interest cost for the years ended December 31, 2012, 2011 and 2010 was 4.90%, 5.23% and 2.41%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility and the Senior Secured Notes, the Company incurs an annual commitment fee of 0.50%. Commitment fees incurred for the years ended December 31, 2012, 2011 and 2010 were $862,540, $1,261,681 and $1,223,193, respectively.

At December 31, 2012, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

8. Capital stock

The following table summarizes the total shares issued and proceeds the Company received net of underwriter and offering costs for offerings closed during the year ended December 31, 2010. There were no share offerings during the years ended December 31, 2012 and 2011.

	Shares issued	Offering price per share	Proceeds net of underwriting and offering costs
June 2010 public offering	8,625,000	$10.25	$83,892,007
October 2010 public offering	6,900,000	11.95	78,463,117

Total for the year ended December 31, 2010	15,525,000		$162,355,124

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2012, the repurchase plan was further extended through the earlier of June 30, 2013 or until the approved number of shares has been repurchased. During the year ended December 31, 2012, the Company purchased zero shares of its common stock on the open market. During the year ended December 31, 2011, the Company purchased a total of 463,828 shares of its common stock on the open market for $4,050,776, including brokerage commissions. Since inception of the repurchase plan through December 31, 2012, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At December 31, 2012, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

For the years ended December 31, 2012, 2011 and 2010, dividends and distributions paid to common stockholders were $76,572,302, $80,361,895 and $80,455,656, respectively. For the years ended December 31, 2012, 2011 and 2010, dividends and distributions reinvested pursuant to the Company’s dividend reinvestment plan were $5,591,912, $8,021,087 and $5,468,133, respectively.

In June 2010, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000. The amendment was effective on that date.

9. Guarantees and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2012 and December 31, 2011.

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

The carrying and fair values of the Company’s Credit Facility payable were $171,850,000 and $168,413,000 at December 31, 2012 and $168,000,000 and $157,080,000 at December 31, 2011, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $189,507,410 at December 31, 2012, respectively and $175,000,000 and $180,815,000 at December 31, 2011. The carrying and fair values of the Company’s total debt outstanding were therefore $346,850,000 and $357,920,410 at December 31, 2012, respectively and $343,000,000 and $337,895,000 at December 31, 2011.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at December 31, 2012 and December 31, 2011 in determining such fair values:

		Fair Value Inputs at December 31, 2012
	Fair Value at December 31, 2012	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$193,934,286	$—	$—	$193,934,286
Unsecured debt	69,725,040	—	—	69,725,040
Subordinated debt	97,910,598	—	—	97,910,598
Senior secured loans	556,456,919	—	—	556,456,919
Preferred stock	5,848,306	—	—	5,848,306
Common stock	72,341,231	—	—	72,341,231
Limited partnership/limited liability company interests	49,037,167	—	—	49,037,167
Equity warrants/options	16,343,994	—	—	16,343,994

Total investments	1,061,597,541	—	—	1,061,597,541
Forward foreign currency contracts	369,417	—	369,417	—
Cash and cash equivalents	9,122,141	9,122,141	—	—

Total	$1,071,089,099	$9,122,141	$369,417	$1,061,597,541

		Fair Value Inputs at December 31, 2011
	Fair Value at December 31, 2011	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$113,871,025	$—	$—	$113,871,025
Unsecured debt	5,000,000	—	—	5,000,000
Subordinated debt	163,038,989	—	—	163,038,989
Senior secured loans	655,594,813	—	—	655,594,813
Common stock	65,985,605	—	—	65,985,605
Limited partnership/limited liability company interests	39,170,742	—	—	39,170,742
Equity warrants/options	6,291,268	—	—	6,291,268

Total investments	1,048,952,442	—	—	1,048,952,442
Forward foreign currency contracts	(1,106,241)	—	(1,106,241)	—
Cash and cash equivalents	7,778,993	7,778,993	—	—

Total	$1,055,625,194	$7,778,993	$(1,106,241)	$1,048,952,442

The valuation techniques used at December 31, 2012 and December 31, 2011 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,061,396,764 and $1,043,181,658 as of December 31, 2012 and December 31, 2011, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the year ended December 31, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2011	Amortization of Premium/ Discount— Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2012
Senior secured notes	$113,871,025	$1,997,176	$—	$1,142,388	$76,923,697	$—	$—	$193,934,286
Unsecured debt	5,000,000	228,885	(45,124,241)	45,195,356	64,725,040	(300,000)	—	69,725,040
Subordinated debt	163,038,989	2,608,917	(8,185,353)	3,831,905	10,661,605	(74,045,465)	—	97,910,598
Senior secured loans	655,594,813	11,423,475	(7,345,237)	(17,236,269)	150,008,655	(235,988,518)	—	556,456,919
Preferred stock	—	—	—	1,382,885	4,465,421	—	—	5,848,306
Common stock	65,985,605	—	(51,644)	10,932,904	(3,471,539)	(1,054,095)	—	72,341,231
Limited partnership/LLC Interest	39,170,742	—	(27,090,218)	18,428,131	21,896,089	(3,367,577)	—	49,037,167
Equity warrants /options	6,291,268	—	(136,297)	9,489,178	699,845	—	—	16,343,994

Total investments	$1,048,952,442	$16,258,453	$(87,932,990)	$73,166,478	$325,908,813	$(314,755,655)	$—	$1,061,597,541

The following is a reconciliation for the year ended December 31, 2011 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2010	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Redemptions	Net Transfers in and/ or out of Level 3	Fair Value at December 31, 2011
Senior secured notes	$88,265,252	$245,204	$(237,750)	$3,085,931	$29,574,638	$(7,062,250)	$—	$113,871,025
Unsecured debt	6,898,385	69,413	—	(2,221,126)	253,328	—	—	5,000,000
Subordinated debt	221,369,811	2,113,101	(2,578,239)	4,815,608	11,715,872	(74,397,164)	—	163,038,989
Senior secured loans	444,823,276	5,869,387	(34,331,734)	41,067,212	360,957,841	(162,791,169)	—	655,594,813
Preferred stock	6,595,040	—	(8,738,355)	8,595,342	—	(6,452,027)	—	—
Common stock	83,162,072	—	(2,488,277)	(7,730,347)	(380,742)	(36,838)	(6,540,263)	65,985,605
Limited partnership/LLC Interest	23,387,927	—	—	9,242,552	—	—	6,540,263	39,170,742
Equity warrants/options	5,583,903	—	5,000	(181,560)	888,925	(5,000)	—	6,291,268

Total investments	$880,085,666	$8,297,105	$(48,369,355)	$56,673,612	$403,009,862	$(250,744,448)	$—	$1,048,952,442

There were no transfers between levels during year ended December 31, 2012 and 2011. Transfers, to the extent they exist, are deemed to take place at the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

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

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in an decrease or increase in the fair value measurement. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2012 were as follows:

EBITDA Multiples: High Low			Weighted Average
Senior secured notes	7.5x to 7.0x		7.3x
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	8.6x to 7.5x		8.0x
Preferred stock	7.5x to 6.8x		7.1x
Common stock	8.4x to 7.5x		8.0x
Limited partnerships/LLC interest	9.0x to 8.3x		8.6x
Equity warrants/options	5.7x to 4.8x		5.2x

Market Yields:
Senior secured notes	14.20% to 12.50%		13.35%
Unsecured debt	14.63% to 13.38%		14.00%
Subordinated debt	14.69% to 13.44%		14.06%
Senior secured loans	13.29% to 11.25%		12.27%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2012.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Per Share Data:
Net asset value, beginning of year	$9.58	$9.62	$9.55	$9.23	$13.78

Net investment income	1.00	1.00	0.96	1.36	1.76
Net realized and unrealized gain (loss)	(0.22)	0.05	0.18	(0.16)	(4.54)

Total from investment operations	0.78	1.05	1.14	1.20	(2.78)
Dividend distributions to stockholders from:
Net investment income	(0.07)	(0.81)	(1.28)	(0.80)	(1.71)
Net realized gains	—	—	—	—	(0.01)
Tax return of capital	(0.97)	(0.29)	—	—	—

Total dividend distributions	(1.04)	(1.10)	(1.28)	(0.80)	(1.72)
Issuance of stock at prices from dividend reinvestment plan	(0.01)	0.01	0.35	(0.13)	(0.11)
Offering costs	—	—	(0.14)	—	—
Purchases of treasury stock at prices below net asset value	—	—	—	0.05	0.06

Net increase (decrease) in net assets	(0.27)	(0.04)	0.07	0.32	(4.55)

Net asset value, end of year	$9.31	$9.58	$9.62	$9.55	$9.23

Market price, end of year	$10.06	$8.16	$11.06	$8.52	$9.86

Total return(1)	38.02%	(16.03)%	48.40%	(5.86)%	(23.88)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets	7.28%	5.55%	6.05%	7.94%	4.41%
Ratio of credit facility related expenses to average net assets	3.13%	2.67%	1.35%	1.35%	2.96%

Ratio of total expenses to average net assets	10.41%	8.22%	7.40%	9.29%	7.37%
Ratio of net investment income to average net assets	10.41%	10.22%	9.68%	14.47%	14.56%
Net assets, end of year	$687,379,692	$701,008,849	$698,479,924	$539,562,762	$510,295,501
Average debt outstanding	$381,451,093	$291,353,425	$205,151,507	$397,464,757	$453,241,284
Weighted average shares outstanding	73,623,983	73,037,357	62,663,002	55,923,757	54,043,069
Average debt per share(2)	$5.18	$3.99	$3.27	$7.11	$8.39
Portfolio turnover	29%	26%	49%	14%	11%

Figures may not foot due to rounding.
(1)	For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, total return is based on the change in market price during the respective years. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(2)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital, distributions in excess of net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. The following temporary and permanent differences at December 31, 2012 and 2011 primarily attributable to differences in the tax treatment of certain debt securities, the tax characterization of income from partnership investments, foreign currency transactions, non-deductible expenses and differences in accounting for certain upfront fees (treated as taxable income when received and may be accreted over the life of the respective investment for financial reporting purposes), were reclassified for tax purposes as follows:

	December 31, 2012	December 31, 2011
Paid-in capital in excess of par	$(1,051)	$(6,266)
Distributions in excess of net investment income	$(64,352,584)	$(35,785,123)
Accumulated net realized loss	$64,353,635	$35,791,389

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Net increase in net assets resulting from operations	$57,351,233	$76,920,509
Net unrealized appreciation not taxable	(72,808,120)	(53,935,094)
Deferral of late year capital loss	14,808,295	10,280,211
Reversal of prior year post-October capital loss	(10,280,211)	(38,046,992)
Deferral of late year ordinary loss	159,963	—
Reversal of prior year post-October ordinary loss	—	(733,702)
Section 1256 currency contracts mark-to-market	369,417	(1,106,241)
Reversal of prior year Section 1256 currency contracts mark-to-market	1,106,241	368,445
Current year net capital losses	20,393,297	54,717,578
Upfront fees recognized for book, already recognized for tax	(5,662,328)	(4,314,213)
Losses not currently taxable	34,009	2,330
Losses recognized on prior year exchange	—	(12,460,285)
Other book/tax differences	(189,557)	(217,100)
Non-deductible excise and other taxes	—	6,190
Amortization of organizational costs	(3,804)	(3,804)

Taxable income before deductions for distributions	$5,278,435	$31,477,832

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized gains or losses are not included in taxable income until they are realized.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

At December 31, 2012, the cost of investments for tax purposes was $1,064,516,575 resulting in net unrealized depreciation of $2,919,034 which was comprised of gross unrealized appreciation and depreciation of $78,004,716 and $80,923,750, respectively. At December 31, 2011, the cost of investments for tax purposes was $1,130,655,822 resulting in net unrealized depreciation of $81,703,380, which was comprised of gross unrealized appreciation and depreciation of $64,399,117 and $146,102,497, respectively.

At December 31, 2012 and 2011, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	December 31, 2012	December 31, 2011
Net unrealized appreciation (depreciation)	$20,808,162	$(51,999,958)
Deferred late year capital loss	(14,808,295)	(10,280,211)
Section 1256 currency contracts mark-to-market	(369,417)	1,106,241
Deferred late year ordinary loss	(159,963)	—
Differences between book and tax loss on investments	(38,460,278)	(40,475,352)
Dividends payable	(19,196,418)	(19,040,586)
Capital loss carry forward	(179,831,735)	(159,639,490)
Differences between book and tax on upfront fees	(2,536,699)	(8,199,031)
Wash sales on investments	(36,339)	(2,322)
Expenses not currently deductible	(28,531)	(32,335)
Net income from pass thru investments	13,866,046	15,891,560

Total accumulated losses—net, book basis	$(220,753,467)	$(272,671,484)

For the tax year ended December 31, 2012, the Company had a net capital loss carry forward of $179,831,735, which can be used to offset future capital gains. If not utilized against future gains, $9,065,897 expires in 2017 and $95,856,015 expires in 2018. The remaining $74,909,823 of this capital loss carry forward will not be subject to expiration and must be utilized prior to the losses subject to expiration.

As a RIC, the Company is subject to a non-deductible federal excise tax of 4% if it does not distribute at least 98% of its ordinary income, excluding net short-term capital gains, in any calendar year; 98.2% of its capital gains in excess of capital losses for each one-year period ended October 31; and any ordinary income and net capital gains for preceding years that were not distributed during such years. For each of the years ended December 31, 2012 and 2011, no provision for federal excise tax was recorded.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable (return of capital), capital gains, or a combination thereof. The tax character of distributions paid or declared during the year ended December 31, 2012 was $5,434,267 of ordinary income and $71,138,035 of return of capital. For the tax year ended December 31, 2011, the tax character of distributions paid or declared was $59,230,030 of ordinary income and $21,131,865 of return of capital.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2012. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic and Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2012	$37,898	$8,316	$(6,574)	$1,742	$0.02	$9.31
September 30, 2012	40,720	23,938	(9,609)	14,329	0.19	9.55
June 30, 2012	35,466	22,383	(1,401)	20,982	0.29	9.61
March 31, 2012	33,207	19,024	1,274	20,298	0.28	9.59
December 31, 2011	$35,989	$11,298	$(4,249)	$7,050	$0.10	$9.58
September 30, 2011	33,247	20,965	(8,027)	12,937	0.18	9.75
June 30, 2011	37,107	25,739	13,179	38,918	0.53	9.83
March 31, 2011	25,160	14,877	3,138	18,015	0.25	9.56
December 31, 2010	$25,043	$2,354	$63	$2,416	$0.03	$9.62
September 30, 2010	24,818	16,811	(496)	16,316	0.25	9.76
June 30, 2010	28,211	20,421	1,914	22,335	0.39	9.83
March 31, 2010	27,799	20,265	10,218	30,483	0.54	9.77

14. Subsequent events

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these Notes to Consolidated Financial Statements.

On February 19, 2013 the Company closed a private offering of $100,000,000 in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018. The initial purchasers of the Notes fully exercised their overallotment option and purchased an additional $15,000,000 in aggregate principal amount of the Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115,000,000 in aggregate principal amount of the Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, are approximately $111,300,000. The Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 144A under the Securities Act.

The Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Notes are convertible into cash, shares of BlackRock Kelso Capital’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Notes prior to maturity. The Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

On March 6, 2013, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on April 2, 2013 to stockholders of record at the close of business on March 19, 2013.

In March 2013, the Company received binding commitments from several lenders for a $350 million senior secured multi-currency credit facility, subject to definitive documentation and closing, with a maturity date of March 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

By:	/s/ James R. Maher
James R. Maher
Chairman of the Board and Chief Executive Officer

March 7, 2013

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

SIGNATURE	TITLE	DATE

/s/ JAMES R. MAHER James R. Maher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 7, 2013

/s/ CORINNE PANKOVCIN Corinne Pankovcin	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 7, 2013

/s/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 7, 2013

/s/ WILLIAM E. MAYER William E. Mayer	Director	March 7, 2013

/s/ FRANÇOIS DE SAINT PHALLE François de Saint Phalle	Director	March 7, 2013

/s/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 7, 2013

S-1