Form 10-Q
period 2013-03-31
BlackRock Kelso Capital CORP
filed 2013-05-02
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 1, 2013 was 74,097,864

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $791,577,227 and $849,028,227)	$798,640,832	$850,511,125
Non-controlled, affiliated investments (cost of $52,575,664 and $50,983,674)	83,756,559	67,750,172
Controlled investments (cost of $138,152,522 and $137,337,392)	140,373,709	143,336,244

Total investments at fair value (cost of $982,305,413 and $1,037,349,293)	1,022,771,100	1,061,597,541
Cash and cash equivalents	965,861	9,122,141
Unrealized appreciation on forward foreign currency contracts	617,531	369,417
Receivable for investments sold	9,787,088	504,996
Interest receivable	21,279,415	14,048,248
Prepaid expenses and other assets	9,825,501	4,375,527

Total Assets	$1,065,246,496	$1,090,017,870

Liabilities
Payable for investments purchased	$14,724,508	$440,243
Debt	305,796,005	346,850,000
Interest payable	3,038,329	5,277,132
Dividend distributions payable	19,229,740	19,196,418
Base management fees payable	5,349,956	5,626,893
Incentive management fees payable	10,758,845	20,277,930
Accrued administrative services	209,268	277,000
Other accrued expenses and payables	5,705,810	4,692,562

Total Liabilities	364,812,461	402,638,178

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 75,386,051 and 75,257,888 issued and 73,960,544 and 73,832,381 outstanding	75,386	75,258
Paid-in capital in excess of par	920,021,393	917,534,577
Distributions in excess of taxable net investment income	(28,556,684)	(22,291,022)
Accumulated net realized loss	(219,057,265)	(219,270,607)
Net unrealized appreciation	37,427,881	20,808,162
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	700,434,035	687,379,692

Total Liabilities and Net Assets	$1,065,246,496	$1,090,017,870

Net Asset Value Per Share	$9.47	$9.31

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$24,832,109	$26,209,176
Non-controlled, affiliated investments	948,005	1,531,179
Controlled investments	2,543,547	1,652,740

Total interest income	28,323,661	29,393,095
Fee income:
Non-controlled, non-affiliated investments	2,741,659	3,379,612
Non-controlled, affiliated investments	—	66,682
Controlled investments	20,747	39,246

Total fee income	2,762,406	3,485,540

Dividend income:
Non-controlled, non-affiliated investments	43,435	328,030
Non-controlled, affiliated investments	—	—
Controlled investments	—	—

Total dividend income	43,435	328,030

Total investment income	31,129,502	33,206,665

Expenses:
Base management fees	5,349,956	5,390,448
Incentive management fees	5,264,110	2,213,859
Interest and credit facility fees	4,758,016	4,712,943
Professional fees	630,197	118,854
Investment advisor expenses	558,098	363,685
Amortization of debt issuance costs	366,006	627,779
Administrative services	251,316	82,331
Director fees	118,000	120,766
Other	869,725	551,788

Total expenses	18,165,424	14,182,453

Net Investment Income	12,964,078	19,024,212

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	52,505	(11,097)
Non-controlled, affiliated investments	21	(136,297)
Controlled investments	(343)	—
Foreign currency	161,159	(170,575)

Net realized gain (loss)	213,342	(317,969)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	5,732,957	6,572,057
Non-controlled, affiliated investments	14,414,397	(1,562,609)
Controlled investments	(3,777,665)	(4,116,225)
Foreign currency translation	250,030	698,778

Net change in unrealized appreciation or depreciation	16,619,719	1,592,001

Net realized and unrealized gain (loss)	16,833,061	1,274,032

Net Increase in Net Assets Resulting from Operations	$29,797,139	$20,298,244

Net Investment Income Per Share - basic	$0.18	$0.26

Earnings Per Share - basic	$0.40	$0.28

Weighted-Average Shares Outstanding - basic	73,957,696	73,417,624

Net Investment Income Per Share - diluted	$0.17	$0.26

Earnings Per Share - diluted	$0.39	$0.28

Weighted-Average Shares Outstanding - diluted	78,356,242	73,417,624

Dividends Declared Per Share	$0.26	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Net Increase in Net Assets Resulting from Operations:
Net investment income	$12,964,078	$19,024,212
Net realized gain (loss)	213,342	(317,969)
Net change in unrealized appreciation or depreciation	16,619,719	1,592,001

Net increase in net assets resulting from operations	29,797,139	20,298,244

Dividend Distributions to Stockholders from:
Net investment income	(19,229,740)	(19,090,416)

Capital Share Transactions:
Equity component of convertible debt	1,231,650	—
Reinvestment of dividends	1,255,294	1,734,945

Net increase in net assets resulting from capital share transactions	2,486,944	1,734,945

Total Increase in Net Assets	13,054,343	2,942,773
Net assets at beginning of period	687,379,692	701,008,849

Net assets at end of period	$700,434,035	$703,951,622

Capital Share Activity:
Shares issued from reinvestment of dividends	128,163	214,098

Net increase in shares outstanding	128,163	214,098

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Operating Activities:
Net increase in net assets resulting from operations	$29,797,139	$20,298,244
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(46,026,548)	(73,445,809)
Sales (purchases) of foreign currency contracts—net	163,075	(172,071)
Proceeds from sales/repayments of investments	104,212,921	40,738,798
Net change in unrealized appreciation or depreciation on investments	(16,369,689)	(893,223)
Net change in unrealized appreciation or depreciation on foreign currency translation	(250,030)	(698,778)
Net realized loss (gain) on investments	(52,183)	147,394
Net realized loss (gain) on foreign currency	(161,159)	170,575
Amortization of premium/discount—net	(3,090,310)	(3,713,345)
Amortization of debt issuance costs	366,006	627,779
Changes in operating assets and liabilities:
Receivable for investments sold	(9,282,092)	2,440,617
Interest receivable	(7,231,167)	(5,002,393)
Dividends receivable	—	(317,146)
Prepaid expenses and other assets	(5,815,980)	(135,380)
Payable for investments purchased	14,284,265	10,763,980
Interest payable	(2,238,803)	(2,859,624)
Base management fees payable	(276,937)	96,693
Incentive management fees payable	(9,519,085)	(9,664,300)
Accrued administrative services	(67,732)	20,479
Other accrued expenses and payables	1,165,498	(246,087)

Net cash provided by (used in) operating activities	49,607,189	(21,843,597)

Financing Activities:
Dividend distributions paid	(17,941,124)	(17,305,641)
Proceeds from debt	151,759,305	78,650,000
Repayments of debt	(191,581,650)	(42,750,000)

Net cash provided by (used in) financing activities	(57,763,469)	18,594,359

Effect of exchange rate changes on cash and cash equivalents	—	273

Net increase (decrease) in cash	(8,156,280)	(3,248,965)
Cash and cash equivalents, beginning of period	9,122,141	7,778,993

Cash and cash equivalents, end of period	$965,861	$4,530,028

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$6,682,226	$7,300,440
Taxes	$340,372	$187,862
Dividend distributions reinvested	$1,255,294	$1,734,945

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

March 31, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—31.2%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,541,893	$19,200,000
AGY Holding Corp., Second Lien	Glass Yarns/Fibers	11.00%	11/15/14	28,475,000	23,103,541	16,800,250
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	20,000,000	19,622,169	20,000,000
American Residential Services L.L.C. et al., Second Lien(i)	HVAC/ Plumbing Services	12.00%	4/15/15	46,000,000	45,716,551	46,000,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,050,203	34,727,220
Sizzling Platter LLC et al., First Lien(i)	Restaurants	12.25%	4/15/16	30,000,000	29,346,983	30,600,000
TriMark USA, Inc., Second Lien(n)(o)	Food Service Equipment	13.00%	6/29/16	51,441,088	51,441,088	51,441,088

Total Senior Secured Notes					222,822,428	218,768,558

Unsecured Debt—10.0%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	12/14/18	21,000,000	21,000,000	21,000,000
Maple Hill Acquisition LLC(o)	Rigid Packaging	13.50%	10/1/15	5,000,000	4,921,832	5,000,000
SVP Worldwide Ltd.(o)(p)	Consumer Products	14.00%	6/27/18	43,835,567	43,835,567	43,835,567

Total Unsecured Debt					69,757,399	69,835,567

Subordinated Debt—10.5%
A & A Manufacturing Co., Inc.(o)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
MediMedia USA, Inc.(i)	Information Services	11.38%	11/15/14	19,950,000	19,305,055	19,950,000
The Pay-O-Matic Corp.(o)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					72,700,369	73,345,314

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—71.3%(e)
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	$68,368	$—	$—
Alpha Media Group Inc., First Lien(o)	Publishing	12.00%	7/15/13	5,732,523	4,289,089	458,602
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,186,747	41,186,747	37,891,807
Arclin US Holdings Inc., Second Lien(g)(n)(p)	Chemicals	7.75%	1/15/15	3,478,511	3,164,251	3,478,511
Ascend Learning, LLC, Second Lien(n)	Education	11.50%	12/6/17	20,000,000	19,596,063	20,000,000
Attachmate Corporation et al., Second Lien(n)	Software	11.00%	11/22/18	30,000,000	29,454,107	30,000,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	7.50%	8/20/14	2,000,000	1,781,775	1,960,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)(o)	Financial Services	7.50%	8/20/14	21,434,189	14,296,028	17,147,352
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien(f)(n)(o)	Financial Services	8.20%	8/20/15	34,846,774	25,402,949	2,439,274
The Bargain! Shop Holdings Inc., First Lien(g)(h)(p)	Discount Stores	16.00%	7/1/14	23,632,000	23,645,004	23,656,936
Berlin Packaging L.L.C., Second Lien(n)	Rigid Packaging	8.75%	8/17/15	24,000,000	23,785,685	24,000,000
Dial Global, Inc. et. al., Second Lien(n)(o)	Media & Entertainment	13.00%	7/21/17	45,527,511	45,075,570	37,332,559
Fitness Together Franchise Corporation, First Lien(o)	Personal Fitness	11.50%	11/10/13	4,543,599	4,543,599	4,361,856
InterMedia Outdoors, Inc., Second Lien(n)	Printing/ Publishing	6.99%	1/31/14	10,000,000	10,000,000	10,000,000
MCCI Group Holdings, LLC, Second Lien(n)	Healthcare Services	10.75%	1/29/18	57,000,000	57,000,000	57,000,000
MediMedia USA, Inc., First Lien(n)	Information Services	7.25%	8/15/14	14,962,500	13,990,544	14,962,500
Penton Media, Inc. et al., First Lien(d)(n)(o)	Information Services	6.00%	8/1/14	23,397,698	20,413,326	22,461,790
Pre-Paid Legal Services, Inc., First Lien(n)	Legal Services	11.00%	12/31/16	15,000,000	14,693,436	15,000,000
Progress Financial Corporation, Second Lien(n)	Financial Services	13.00%	6/18/15	35,750,000	34,705,855	35,750,000
Reddy Ice Corporation, Second Lien(n)	Food Service	10.75%	10/1/19	2,500,000	2,450,000	2,500,000
Road Infrastructure Investment, LLC, Second Lien(n)	Manufacturing	10.25%	9/30/18	15,000,000	14,804,679	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
SOURCEHOV LLC, Second Lien(n)	Process Outsourcing	10.50%	4/29/18	$10,000,000	$8,568,845	$10,000,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	51,000,000
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	6.29%	6/30/15	4,497,225	4,375,213	4,092,475
WBS Group LLC, First Lien(f)(n)	Software	6.50%	6/30/13	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/13	24,999,000	24,541,942	24,999,000
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	8.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					525,639,858	499,367,813

Preferred Stock—1.0%(c)
Alpha Media Group Holdings Inc., Series A-2	Publishing			5,000	—	—
Progress Financial Corporation, Series F-1	Financial Services			963,710	740,313	906,767
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			198,538	3,793,240	5,956,140

Total Preferred Stock					4,533,553	6,862,907

Common Stock—11.2%(c)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(p)	Chemicals			450,532	9,722,203	15,560,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services			326,873	9,600,072	—
ECI Holdco, Inc., Class A-1(f)	Electronics			19,040,132	19,027,697	49,885,149
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	7,500,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/ Units	Cost(a)	Fair Value(b)
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			198,538	$3,793,238	$5,791,353

Total Common Stock					47,143,210	78,736,502

Limited Partnership/Limited Liability Company Interests—8.3%
ARS Investment Holdings, LLC(c)(j)	HVAC/Plumbing Services			102,601	—	780,000
DynaVox Systems Holdings, LLC(c)(k)	Augmentative Communication Products			272,369	758,069	149,803
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	1,500,000	1,500,270
Marquette Transportation Company Holdings, LLC(c)(l)	Transportation			25,000	5,000,000	5,744,000
Marsico Holdings, LLC(c)(i)	Financial Services			91,445	1,848,077	114,306
Penton Business Media Holdings LLC(c)(d)	Information Services			226	9,050,000	31,049,999
PG Holdco, LLC	Healthcare Services	15.00%		333	387,338	387,338
PG Holdco, LLC, Class A(c)	Healthcare Services			16,667	166,667	300,772
Sentry Security Systems Holdings, LLC(c)	Security Services			147,271	147,271	11,012
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	967,313	967,310
VSS-AHC Holdings LLC (Advanstar Global LLC)(c)(d)	Printing/ Publishing			884,716	6,150,647	6,904,802
WBS Group LLC(c)(f)(m)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(c)(f)	Restaurants			350,000	9,260,324	4,011,000

Total Limited Partnership/Limited Liability Company Interests					35,236,706	57,977,395

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/ Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—2.6%(c)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	$403,815	$4,152,972
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	323,052	4,166,134
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	3,574,417
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	3,602,888
Bankruptcy Management Solutions, Inc.(f)	Financial Services		expire 10/1/17	23,046	365,584	—
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC (i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	3,761,553	1,791,596	2,080,218
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	220,000

Total Equity Warrants/Options					4,471,890	17,877,044

TOTAL INVESTMENTS— 146.1%					$982,305,413	1,022,771,100

OTHER ASSETS & LIABILITIES (NET)—(46.1)%						(322,337,065)

NET ASSETS—100.0%						$700,434,035

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at March 31, 2013.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 75% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 72% of such senior secured loans have floors of 1.00% to 3.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2013 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2013	Net Realized Gain (Loss)***	Interest Income***	Fee Income***	Dividend Income ***
Advanstar Global LLC
Limited Liability Co. Interest	$6,904,802	$—	$—	$—	$6,904,802	$—	$—	$—	$—
M&M Tradition Holdings Corp.
Common Stock	6,250,000	—	—	1,250,000	7,500,000	—	—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	22,111,124	—	—	8,938,875	31,049,999	—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	20,822,342	621,222	(60,348)	1,078,574	22,461,790	—	852,306	—	—
United Subcontractors, Inc.
Senior Secured Loan	3,242,631	895,539	—	(45,695)	4,092,475	21	95,699	—	—
USI Senior Holdings, Inc.
Common Stock	3,485,140	67,789	(344)	2,238,768	5,791,353	—	—	—	—
Preferred Stock	4,934,133	68,132	—	953,875	5,956,140	—	—	—	—

Totals	$67,750,172	$1,652,682	$(60,692)	$14,414,397	$83,756,559	$21	$948,005	$—	$—

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2013.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2013 represents 12.0% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 24.4% of the Company’s net assets at March 31, 2013.
(j)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(k)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.
(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 7.3% of interest income earned for the three months ended March 31, 2013. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2013	Net Realized Gain (Loss)***	Interest Income***	Fee Income***
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,960,000	$38,818	$—	$(38,818)	$1,960,000	$—	$37,501	$38,814
Senior Secured Loan, First Lien, B	17,148,766	639,931	(53,572)	(587,773)	17,147,352	—	990,184	—
Senior Secured Loan, Second Lien	7,703,412	252,560	—	(5,516,698)	2,439,274	—	335,383	—
Common Stock	—	—	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—	—
ECI Holdco, Inc.
Common Stock	47,981,132	—	—	1,904,017	49,885,149	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255	—	443,368	—
Senior Secured Loan, Second Lien	24,999,000	(62,264)	(343)	62,607	24,999,000	(343)	616,644	(18,067)
Limited Liability Co. Interest	6,056,783	—	—	—	6,056,783	—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	—	6,590,896	—	120,467	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	3,612,000	—	—	399,000	4,011,000	—	—	—

Totals	$143,336,244	$869,045	$(53,915)	$(3,777,665)	$140,373,709	$(343)	$2,543,547	$20,747

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the three months ended March 31, 2013.

The aggregate fair value of controlled investments at March 31, 2013 represents 20.0% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—81.0%(e)
Advantage Sales & Marketing Inc., Second Lien(r)	Marketing Services	9.25%	6/17/18	$10,000,000	$9,890,614	$10,000,000
Airvana Network Solutions Inc., First Lien(r)	Software	10.00%	3/25/15	1,376,190	1,360,814	1,376,190
AL Solutions, Inc., Term Loan B, Second Lien(q)	Metals	5.00%	12/31/19	67,543	—	—
Alpha Media Group Inc., First Lien(q)	Publishing	12.00%	7/15/13	5,570,965	4,276,112	445,676
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,186,747	41,186,747	36,656,205
Arclin US Holdings Inc., Second Lien(g)(p)(r)	Chemicals	7.75%	1/15/15	3,487,477	3,128,529	3,487,477
Ascend Learning, LLC, Second Lien(r)	Education	11.50%	12/6/17	20,000,000	19,574,806	20,000,000
Ashton Woods USA L.L.C., Second Lien	Homebuilding	11.75%	7/6/15	52,500,000	52,500,000	52,500,000
Attachmate Corporation et al., Second Lien(r)	Software	11.00%	11/22/18	20,000,000	19,456,360	19,600,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(r)	Financial Services	7.50%	8/20/14	2,000,000	1,742,957	1,960,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(q)(r)	Financial Services	7.50%	8/20/14	21,435,958	13,709,669	17,148,766
Bankruptcy Management Solutions, Inc., Term Loan A, Second Lien(f)(q)(r)	Financial Services	8.21%	8/20/15	34,237,388	25,150,389	7,703,412
The Bargain! Shop Holdings Inc., First Lien(g)(h)(p)	Discount Stores	16.00%	7/1/14	23,857,000	23,870,128	23,934,774
Berlin Packaging L.L.C., Second Lien(r)	Rigid Packaging	6.71%	8/17/15	24,000,000	23,763,460	23,520,000
Dial Global, Inc. et. al., Second Lien(q)(r)	Media & Entertainment	13.00%	7/21/17	43,911,945	43,434,129	36,007,795
Fitness Together Franchise Corporation, First Lien(q)	Personal Fitness	11.50%	11/10/13	4,554,665	4,554,665	4,326,933
InterMedia Outdoors, Inc., Second Lien(r)	Printing/ Publishing	7.01%	1/31/14	10,000,000	10,000,000	10,000,000
MCCI Group Holdings, LLC, Second Lien(r)	Healthcare Services	10.75%	1/29/18	57,000,000	57,000,000	57,000,000
MediMedia USA, Inc.(r)	Information Services	6.25%	8/15/14	15,000,000	13,850,567	13,850,567

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Penton Media, Inc. et al., First Lien(d)(q)(r)	Information Services	5.00%	8/1/14	$23,395,890	$19,852,452	$20,822,342
Pre-Paid Legal Services, Inc., First Lien(r)	Legal Services	11.00%	12/31/16	15,000,000	14,673,297	15,000,000
Progress Financial Corporation, Second Lien(r)	Financial Services	13.00%	6/18/15	35,750,000	35,176,063	35,750,000
Road Infrastructure Investment, LLC, Second Lien(r)	Manufacturing	10.25%	9/30/18	10,000,000	9,821,828	10,000,000
SOURCEHOV LLC, Second Lien(r)	Process Outsourcing	10.50%	4/29/18	25,000,000	22,566,623	23,250,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,000,000
United Subcontractors, Inc., First Lien(d)(q)(r)	Building and Construction	6.32%	6/30/15	3,602,923	3,479,674	3,242,631
WBS Group LLC, First Lien(f)(r)	Software	6.50%	6/30/13	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(r)	Software	10.50%	12/31/13	24,999,000	24,604,549	24,999,000
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	7.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					582,499,583	556,456,919

Preferred Stock—0.9%(s)
Alpha Media Group Holdings Inc., Series A-2	Publishing			5,000	—	—
Progress Financial Corporation, Series F-1	Financial Services			963,710	740,313	914,173
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			164,471	3,725,108	4,934,133

Total Preferred Stock					4,465,421	5,848,306

Common Stock—10.5%(s)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(p)	Chemicals			450,532	9,722,203	14,624,959
Bankruptcy Management Solutions, Inc.(f)	Financial Services			326,873	9,600,072	—
ECI Holdco, Inc., Class A-1 (Electrical Components)(f)	Electronics			19,040,132	19,027,697	47,981,132

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	$5,000,000	$6,250,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			164,471	3,725,793	3,485,140

Total Common Stock					47,075,765	72,341,231

Limited Partnership/Limited Liability Company Interests—7.1%
ARS Investment Holdings, LLC(k)(s)	HVAC/Plumbing Services			102,601	—	790,000
DynaVox Systems Holdings, LLC(m)(s)	Augmentative Communication Products			272,369	758,069	100,777
Higginbotham Investment Holdings, LLC(s)	Insurance			1,163	1,500,000	1,500,000
Marquette Transportation Company Holdings, LLC(n)(s)	Transportation			25,000	5,000,000	6,169,000
Marsico Holdings, LLC (i)(s)	Financial Services			91,445	1,848,077	143,569
Penton Business Media Holdings LLC(d)(s)	Information Services			226	9,050,000	22,111,124
PG Holdco, LLC (Press Ganey)	Healthcare Services	15.00%		333	374,585	374,585
PG Holdco, LLC (Press Ganey), Class A(s)	Healthcare Services			16,667	166,667	317,477
Sentry Security Systems Holdings, LLC(s)	Security Services			147,271	147,271	8,264
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	948,786	948,786
VSS-AHC Holdings LLC (Advanstar Global LLC)(d)(s)	Printing/ Publishing			884,716	6,150,647	6,904,802
WBS Group LLC (f)(o)(s)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(f)(s)	Restaurants			350,000	9,260,324	3,612,000

Total Limited Partnership/Limited Liability Company Interests					35,205,426	49,037,167

Equity Warrants/Options—2.4%(s)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	403,815	3,743,759

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	$323,052	$3,802,514
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	3,189,738
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	3,303,049
Bankruptcy Management Solutions, Inc.(f)	Financial Services		expire 10/1/17	23,046	365,584	—
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC (i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	3,761,553	1,202,472	2,124,519
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	100,000

Total Equity Warrants/Options					3,882,766	16,343,994

TOTAL INVESTMENTS— 154.4%					$1,037,349,293	1,061,597,541

OTHER ASSETS & LIABILITIES (NET)—(54.4)%						(374,217,849)

NET ASSETS—100.0%						$687,379,692

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 69% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 61% of such senior secured loans have floors of 1.00% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2012 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 23.5% of the Company’s net assets at December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***	Dividend Income ***
Advanstar Global LLC
Limited Liability Co. Interest	$—	$5,855,188	$—	$1,049,614	$6,904,802	††	$—	$—	$—	$—
Conney Safety Products, LLC
Subordinated Debt	25,582,734	735,708	(25,582,733)	(735,709)	—	†	—	2,137,580	735,708	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,785,488	—	(4,742,576)	2,957,088	—	†	2,415,317	—	—	—
M&M Tradition Holdings Corp.
Common Stock	7,250,000	—	—	(1,000,000)	6,250,000		—	—	—	2,500,000
MGHC Holding Corporation:
Common Stock	224,200	—	(1,223,666)	999,466	—	†	(51,302)	—	—	—
Warrants	—	—	(136,297)	136,297	—	†	(136,297)	—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	20,321,858	—	—	1,789,266	22,111,124		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	8,067,187	10,921,947	(172,396)	2,005,604	20,822,342		3	2,572,608	—	—
United Subcontractors, Inc.
Senior Secured Loan	1,809,875	1,594,303	(178,130)	16,583	3,242,631		(4,006)	255,002	—	—
USI Senior Holdings, Inc.
Common Stock	5,994,457	99,635	(3,762,412)	1,153,460	3,485,140		(344)	—	—	—
Preferred Stock	—	3,725,108	—	1,209,025	4,934,133		—	—	—	—

Totals	$71,035,799	$22,931,889	$(35,798,210)	$9,580,694	$67,750,172		$2,223,371	$4,965,190	$735,708	$2,500,000

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2012.
†	Investment no longer held at December 31, 2012.
††	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2012 represents 9.9% of the Company’s net assets.

(j)	The Company is sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary and thus a controlled investment.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***
American SportWorks LLC
Senior Secured Loan	$3,550,900	$—	$(8,000,000)	$4,449,100	$—	†	$(7,391,074)	$—	$—
ASW International LLC(l)
Limited Liability Co. Interest	—	—	(7,428,827)	7,428,827	—	†	(7,428,827)	—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,948,000	157,842	—	(145,842)	1,960,000		—	168,256	157,843
Senior Secured Loan, First Lien, B	15,512,497	3,402,401	(187,575)	(1,578,557)	17,148,766		—	3,379,989	—
Senior Secured Loan, Second Lien	21,992,702	2,872,037	—	(17,161,327)	7,703,412		—	2,985,806	—
Common Stock	1,772,470	—	—	(1,772,470)	—		—	—	—
Warrants	4,190	—	—	(4,190)	—		—	—	—
BKC CSP Blocker, Inc.(j):
Common Stock	—	—	—	—	—	†	—	—	—
ECI Holdco, Inc.
Common Stock	42,444,480	178,861	—	5,357,791	47,981,132		—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	—	27,284,255	—	—	27,284,255		—	870,035	—
Senior Secured Loan, Second Lien	—	25,461,454	—	(462,454)	24,999,000		—	1,766,157	35,849
WBS Group LLC
Limited Liability Co. Interest	—	7,492,304	—	(1,435,521)	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	—	6,790,896	(200,000)	—	6,590,896		—	397,411	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	—	9,260,324	—	(5,648,324)	3,612,000		—	—	—

Totals	$87,225,239	$82,900,374	$(15,816,402)	$(10,972,967)	$143,336,244		$(14,819,901)	$9,567,654	$193,692

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2012.
†	Investment no longer held at December 31, 2012.

The aggregate fair value of controlled investments at December 31, 2012 represents 20.9% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(q)	Interest may be paid in cash or PIK which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 4.5% of interest income earned for the year ended December 31, 2012. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(r)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(s)	Non-income producing equity securities at December 31, 2012.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2013.

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

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $28,556,684 and $22,291,022 as of March 31, 2013 and December 31, 2012, respectively.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). These disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and to disclose instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on the Company’s disclosures, which have been reflected in the notes to these consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). This update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815. This update is effective for the Company for the year ending December 31, 2013, and did not have a material effect on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2013 and 2012, the Advisor earned $5,349,956 and $5,390,448, respectively, in in base management fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2013 and 2012 was determined by reference to the four quarter periods ended on March 31, 2013 and 2012, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three months ended March 31, 2013 and 2012, the Advisor earned $1,543,384 and $2,213,859 respectively, in Incentive Fees based on income from the Company.

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

The capital gains fee due the Advisor as calculated under the Management Agreement as described above, for the three months ended March 31, 2013 and 2012 were zero. In accordance with GAAP the hypothetical incentive fee for the three months ended March 31, 2013 and 2012, resulted in a capital gains incentive fee of $3,720,726 and zero, respectively. The total cumulative balance at March 31, 2013 and 2012 was $9,215,461 and zero, respectively.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2013 and 2012, the Company incurred $558,098 and $363,685, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three months ended March 31, 2013 and 2012 were $1,004,665 and $481,022, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the

Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2013 and 2012, the Company incurred $201,283 and $30,706, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the three months ended March 31, 2013 and 2012.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no private placement purchases for the three months ended March 31, 2013 and 2012.

At March 31, 2013 and December 31, 2012, the Advisor owned and had the right to vote approximately 54,000 and 94,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 125,000 and 261,000 shares, respectively, of the Company’s common stock. At March 31, 2013 and December 31, 2012, other entities affiliated with the Administrator beneficially owned approximately 5,015,000 and 6,019,000 shares, respectively, of the Company’s common stock, representing approximately 6.8% and 8.2% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three months ended March 31, 2013 and 2012.

	Three months ended March 31, 2013	Three months ended March 31, 2012
Earnings per share – basic:
Net increase in net assets resulting from operations	$29,797,139	$20,298,244
Weighted average shares outstanding - basic	73,957,696	73,417,624
Earnings per share – basic:	$0.40	$0.28
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$29,797,139	$20,298,244
Adjustments for interest on unsecured convertible senior notes	720,347	—

Net increase in net assets resulting from operations, as adjusted	$30,517,486	$20,298,244
Weighted average shares outstanding - diluted	78,356,242	73,417,624
Earnings per share – diluted:	$0.39	$0.28

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for the three months ended March 31, 2012, because there were no common stock equivalents or convertible notes outstanding during that period.

5. Investments

Purchases of investments for the three months ended March 31, 2013 and 2012 totaled $46,026,548 and $73,445,809, respectively. Sales, repayments and other exits of investments for the three months ended March 31, 2013 and 2012 totaled $104,212,921 and $40,738,798, respectively.

At March 31, 2013, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$222,822,428	$218,768,558
Unsecured debt	69,757,399	69,835,567
Subordinated debt	72,700,369	73,345,314
Senior secured loans:
First lien	185,903,165	188,976,662
Second/other priority lien	339,736,693	310,391,151

Total senior secured loans	525,639,858	499,367,813

Preferred stock	4,533,553	6,862,907
Common stock	47,143,210	78,736,502
Limited partnership/limited liability company interests	35,236,706	57,977,395
Equity warrants/options	4,471,890	17,877,044

Total investments	$982,305,413	$1,022,771,100

At December 31, 2012, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$196,604,877	$193,934,286
Unsecured debt	69,639,165	69,725,040
Subordinated debt	97,976,290	97,910,598
Senior secured loans:
First lien	185,245,486	185,983,030
Second/other priority lien	397,254,097	370,473,889

Total senior secured loans	582,499,583	556,456,919

Preferred stock	4,465,421	5,848,306
Common stock	47,075,765	72,341,231
Limited partnership/limited liability company interests	35,205,426	49,037,167
Equity warrants/options	3,882,766	16,343,994

Total investments	$1,037,349,293	$1,061,597,541

Industry Composition

The industry composition of the portfolio at fair value at March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
Industry	2013	2012
Healthcare	14.4%	13.5%
Personal and Other Services	13.7	10.7
Manufacturing	11.0	10.0
Printing, Publishing and Media	10.6	9.1
Business Services	9.7	10.6
Consumer Products	9.3	8.8
Financial Services	7.9	8.1
Chemicals	5.0	4.9
Electronics	4.9	4.5
Beverage, Food and Tobacco	4.3	3.8
Containers and Packaging	2.8	2.7
Retail	2.3	2.3
Distribution	2.0	4.3
Building and Real Estate	1.5	6.0
Transportation	0.6	0.6
Telecommunications	0.0	0.1

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2013 was United States 94.3% and Canada 5.7%, and at December 31, 2012 was United States 94.7% and Canada 5.3%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

At March 31, 2013, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at March 31, 2013	Unrealized Appreciation (Depreciation)
Canadian dollar	April 17, 2013	20,683,000 Sold	$ 20,964,129	$ 20,340,748	$ 623,381
Canadian dollar	April 17, 2013	784 Purchased	(794)	(771)	(23)
Canadian dollar	April 17, 2013	310,777 Purchased	(311,461)	(305,634)	(5,827)

Total			$ 20,651,874	$ 20,034,343	$ 617,531

At December 31, 2012, details of open forward foreign currency contracts were as follows:

Foreign Currency	Settlement Date	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2012	Unrealized Appreciation (Depreciation)
Canadian dollar	January 16, 2013	21,880,000 Sold	$ 22,373,103	$ 22,002,621	$ 370,482
Canadian dollar	January 16, 2013	324,397 Purchased	(324,962)	(326,215)	1,253
Canadian dollar	January 16, 2013	334,652 Purchased	(338,845)	(336,527)	(2,318)

Total			$ 21,709,296	$ 21,339,879	$ 369,417

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

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2013 and December 31, 2012 reflect the volume of derivative activity throughout the periods presented.

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2013 and December 31, 2012 represents 2.6% and 2.4%, respectively, of the Company’s net assets.

7. Debt

On March 13, 2013, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (“Credit Facility”) which has an initial aggregate principal amount of up to $350,000,000 and canceled the prior credit facility and the related term loan that were outstanding at December 31, 2012. The Credit Facility has a stated maturity date of March 13, 2017. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.50%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

On February 19, 2013, the Company closed a private offering of $100,000,000 in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15,000,000 in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115,000,000 in aggregate principal amount of the Convertible Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $111,300,000. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 144A under the Securities Act.

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of BlackRock Kelso Capital’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

At March 31, 2013, the Company had $17,000,000 drawn on the Credit Facility versus $171,850,000 at December 31, 2012. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $333,000,000 at March 31, 2013.

The Company’s average outstanding debt balance during the three months ended March 31, 2013 and 2012 was $329,905,368 and $354,976,923, respectively. The maximum amounts borrowed during the three months ended March 31, 2013 and 2012 were $475,646,005 and $378,900,000, respectively.

The weighted average annual interest cost for the three months ended March 31, 2013 and 2012 was 5.45% and 5.03%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the

Credit Facility, the Senior Secured Notes and the Convertible Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375% on the Credit Facility outstanding at March 31, 2013 and 0.50% on the Credit Facility outstanding at March 31, 2012. Commitment fees incurred for the three months ended March 31, 2013 and 2012 were $306,015 and $252,238, respectively.

At March 31, 2013, the Company was in compliance with all covenants required under the Credit Facility, the Convertible Notes and the Senior Secured Notes.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2012, the repurchase plan was further extended through the earlier of June 30, 2013 or until the approved number of shares has been repurchased. During the three months ended March 31, 2013 and 2012 the Company purchased zero shares of its common stock on the open market. Since inception of the repurchase plan through March 31, 2013, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At March 31, 2013, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2013 and 2012.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility, Convertible Notes and Senior Secured Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility and Senior Secured Notes would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s Credit Facility payable were $17,000,000 and $16,660,000 at March 31, 2013 and $171,850,000 and $168,413,000 at December 31, 2012, respectively. The carrying and fair values of the Company’s Senior Secured Notes were $175,000,000 and $187,280,000 at March 31, 2013 and $175,000,000 and $189,507,410 at December 31, 2012, respectively. The carrying and fair values of the Company’s Convertible Notes were $113,796,005 and $113,227,025 at March 31, 2013. The carrying and fair values of the Company’s total debt outstanding were therefore $305,796,005 and $317,167,025 at March 31, 2013 and $346,850,000 and $357,920,410 at December 31, 2012, respectively.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at March 31, 2013 and December 31, 2012 in determining such fair values:

		Fair Value Inputs at March 31, 2013
	Fair Value at March 31, 2013	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$218,768,558	$—	$—	$218,768,558
Unsecured debt	69,835,567	—	—	69,835,567
Subordinated debt	73,345,314	—	—	73,345,314
Senior secured loans	499,367,813	—	—	499,367,813
Preferred stock	6,862,907	—	—	6,862,907
Common stock	78,736,502	—	—	78,736,502
Limited partnership/limited liability company interests	57,977,395	—	—	57,977,395
Equity warrants/options	17,877,044	—	—	17,877,044

Total investments	1,022,771,100	—	—	1,022,771,100
Forward foreign currency contracts	617,531	—	617,531	—
Cash and cash equivalents	965,861	965,861	—	—

Total	$1,024,354,492	$965,861	$617,531	$1,022,771,100

		Fair Value Inputs at December 31, 2012
	Fair Value at December 31, 2012	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$193,934,286	$—	$—	$193,934,286
Unsecured debt	69,725,040	—	—	69,725,040
Subordinated debt	97,910,598	—	—	97,910,598
Senior secured loans	556,456,919	—	—	556,456,919
Preferred stock	5,848,306	—	—	5,848,306
Common stock	72,341,231	—	—	72,341,231
Limited partnership/limited liability company interests	49,037,167	—	—	49,037,167
Equity warrants/options	16,343,994	—	—	16,343,994

Total investments	1,061,597,541	—	—	1,061,597,541
Forward foreign currency contracts	369,417	—	369,417	—
Cash and cash equivalents	9,122,141	9,122,141	—	—

Total	$1,071,089,099	$9,122,141	$369,417	$1,061,597,541

In determining the fair values of the Company’s forward foreign currency contracts at March 31, 2013 and at December 31, 2012, the Company used unadjusted indicative price quotations for similar assets (Level 2).

The valuation techniques used at March 31, 2013 and December 31, 2012 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,022,401,297 and $1,061,396,764 as of March 31, 2013 and December 31, 2012, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended March 31, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2012	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2013
Senior secured notes	$193,934,286	$680,521	$—	$(1,383,279)	$25,537,030	$—	$—	$218,768,558
Unsecured debt	69,725,040	7,707	—	(7,707)	110,527	—	—	69,835,567
Subordinated debt	97,910,598	486,363	—	710,637	—	(25,762,284)	—	73,345,314
Senior secured loans	556,456,919	1,915,719	59,422	(229,381)	19,622,666	(78,457,532)	—	499,367,813
Preferred stock	5,848,306	—	—	946,469	68,132	—	—	6,862,907
Common stock	72,341,231	—	16,178	6,327,826	67,789	(16,522)	—	78,736,502
Limited partnership /LLC Interest	49,037,167	—	(23,417)	8,908,948	31,280	23,417	—	57,977,395
Equity warrants/options	16,343,994	—	—	943,926	589,124	—	—	17,877,044

Total investments	$1,061,597,541	$3,090,310	$52,183	$16,217,439	$46,026,548	$(104,212,921)	$—	$1,022,771,100

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

There were no transfers between Levels during the three months ended March 31, 2013 and 2012. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2013 were as follows:

EBITDA Multiples:

	Cost	Fair Value	Low High	Weighted Average
Senior secured notes	$23,103,541	$16,800,250	7.5x to 8.0x	7.8x
Unsecured debt	—	—	—	—
Subordinated debt	—	—	—	—
Senior secured loans	81,518,235	55,181,131	7.6x to 8.8x	8.2x
Preferred stock	4,533,553	6,862,907	6.4x to 7.2x	6.8x
Common stock	47,143,210	78,736,502	7.6x to 8.4x	8.0x
Limited partnerships/LLC interest	34,478,637	57,827,592	8.8x to 9.6x	9.2x
Equity warrants/options	4,216,890	17,576,629	5.8x to 6.6x	6.2x

Market Yields:

Senior secured notes	199,718,887	201,968,308	11.92% to 13.33%	12.69%
Unsecured debt	69,757,399	69,835,567	12.42% to 13.33%	13.01%
Subordinated debt	72,700,369	73,345,314	12.17% to 13.83%	13.23%
Senior secured loans	441,671,623	441,686,682	11.04% to 13.04%	12.23%

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2013 and 2012.

	Three months ended March 31, 2013	Three months ended March 31, 2012
Per Share Data:
Net asset value, beginning of period	$9.31	$9.58

Net investment income	0.18	0.26
Net realized and unrealized gain	0.22	0.02

Total from investment operations	0.40	0.28
Dividend distributions to stockholders from net investment income	(0.26)	(0.26)
Equity component of warrant	0.01	—
Issuance (reinvestment) of stock at prices (below) above net asset value	0.01	(0.01)

Net increase (decrease) in net assets	0.16	0.01

Net asset value, end of period	$9.47	$9.59

Market price, end of period	$10.00	$9.82

Total return(1)(2)	2.04%	24.20%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	7.66%	5.01%
Ratio of interest and other debt related expenses to average net assets(3)	3.01%	3.03%

Ratio of total expenses to average net assets(3)	10.67%	8.04%
Ratio of net investment income to average net assets(3)	7.61%	10.78%
Net assets, end of period	$700,434,035	$703,951,622
Average debt outstanding	$329,905,368	$354,976,923
Weighted average shares outstanding	73,957,696	73,417,624
Average debt per share(4)	$4.46	$4.84
Portfolio turnover(2)	10%	4%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On May 1, 2013, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on July 2, 2013 to stockholders of record at the close of business on June 18, 2013.

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

Financial and operating highlights

At March 31, 2013:

Investment Portfolio: $1,023.7 million

Net Assets: $700.4 million

Indebtedness (borrowings under Credit Facility, Convertible Notes and

Senior Secured Notes): $305.8 million

Net Asset Value per share: $9.47

Portfolio Activity for the Three Months Ended March 31, 2013:

Cost of investments during period: $46.0 million

Sales, repayments and other exits during period: $104.2 million

Number of portfolio companies at end of period: 44

Operating Results for the Three Months Ended March 31, 2013:

Net investment income per share: $0.18

Dividends declared per share: $0.26

Earnings per share: $0.40

Net investment income: $13.0 million

Net realized and unrealized gains: $16.8 million

Net increase in net assets from operations: $29.8 million

Net investment income per share, as adjusted1: $0.22

Earnings per share, as adjusted1: $0.45

Net investment income, as adjusted1: $16.1 million

As Adjusted1: Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP, and to include only the incremental incentive management fee expense based on Income. The incremental incentive management fee is based on the formula the Company utilizes for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior three quarters. Amounts reflect the Company’s ongoing operating results and are the most effective indicator of the Company’s financial performance over time.

Portfolio and investment activity

We invested $46.0 million during the three months ended March 31, 2013. The investments consisted primarily of senior secured loans secured by first liens ($1.0 million, or 2.3%), or second liens ($19.2 million, or 41.7%), senior secured notes ($25.5 million, or 55.4%), and equity securities ($0.3 million, or 0.6%). Additionally, we received proceeds from sales/repayments and other exits of approximately $104.2 million during the three months ended March 31, 2013.

At March 31, 2013, our portfolio of $1,023.7 million (at fair value) consisted of 44 portfolio companies and was invested 49% in senior secured loans, 21% in senior secured notes, 16% in equity investments, 14% in unsecured or subordinated debt securities, and less than 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $27.6 million at March 31, 2013. Our largest portfolio company investment by value was approximately $57.0 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at March 31, 2013. At December 31, 2012, our portfolio of $1,070.7 million (at fair value) consisted of 47 portfolio companies was invested 52% in senior secured loans, 18% in senior secured notes, 16% in unsecured or subordinated debt securities, 13% in equity investments and 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $26.9 million at December 31, 2012. Our largest portfolio company investment by value was approximately $57.0 million and our five largest portfolio company investments by value comprised approximately 23% of our portfolio at December 31, 2012.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.8% at March 31, 2013 and 12.6% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at fair value were 12.1% and 13.7%, respectively, at March 31, 2013, versus 11.9% and 13.6%, at December 31, 2012. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.4% at March 31, 2013 and 12.2% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.5% and 13.6%, respectively, at March 31, 2013, versus 11.4% and 13.5%, at December 31, 2012. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

At March 31, 2013, 49.6% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 50.4% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 47.6% at March 31, 2013. At December 31, 2012, 45.0% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 54.9% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 40.2% at December 31, 2012.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.21 at March 31, 2013 and 1.20 at December 31, 2012. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Grade 1	$858,620,115	$890,646,222
Grade 2	117,750,817	127,996,599
Grade 3	45,515,833	42,176,795
Grade 4	583,920	597,510
Not Rated	300,415	180,415

Total investments	$1,022,771,100	$1,061,597,541

Results of operations

Results comparisons for the three months ended March 31, 2013 and 2012.

Investment income

Investment income totaled $31,129,502 and $33,206,665, respectively, for the three months ended March 31, 2013 and 2012, of which $17,304,768 and $22,541,644 were attributable to interest and fees on senior secured loans, $13,779,002 and $10,334,469 to interest and fees earned on other debt securities, $43,435 and $328,030 to dividends from preferred equity securities and $2,297 and $2,522 to interest earned on cash equivalents, respectively. For the three months ended March 31, 2013 and 2012 investment income included fees of $2,762,406 and $3,485,540, respectively. For the three months ended March 31, 2013 fee income included $2,037,683 from fees earned on early repayments of loans as well as amortization of fees and $724,723 of commitment and capital structuring fees. Interest income earned is comprised of cash interest of approximately 93% as well as PIK interest of approximately 7% for the three months ended March 31, 2013. The decrease in investment income for the current period reflects the reduction in the overall size of our portfolio as a result of early repayments.

Expenses

Expenses for the three months ended March 31, 2013 and 2012 were $18,165,424 and $14,182,453, respectively, which consisted of $5,349,956 and $5,390,448 in base management fees, $5,264,110 and $2,213,859 in incentive management fees, $4,758,016 and $4,712,943 in interest expense and fees related to the Credit Facility, Convertible Notes and Senior Secured Notes, $630,197 and $118,854 in professional fees, $558,098 and $363,685 in Advisor expenses, $366,006 and $627,779 in amortization of debt issuance costs, $251,316 and $82,331 in administrative services, $118,000 and $120,766 in director fees, and $869,725 and $551,788 in other expenses, respectively. The increase in expenses for the three months ended March 31, 2013 were due to the increase in incentive fee from gain. Total incentive fees were $5,264,110 which is comprised of incentive fees from income of $1,543,384 and $3,720,726 of hypothetical incentive fee from gain for the three months ended March 31, 2013. The total incentive fees from income and total incentive fees from gains were $2,213,859 and zero for the three months ended March 31, 2012, respectively.

Net investment income

Net investment income was $12,964,078 and $19,024,212 for the three months ended March 31, 2013 and 2012, respectively. The decrease is primarily a result of a decrease in interest and fee income and an increase in expenses for incentive fees.

Net realized gain or loss

Net realized gain of $213,342 for the three months ended March 31, 2013 was mainly the result of net gains on foreign currency transactions. Net realized loss of $317,969 for the three months ended March 31, 2012 was the result of $147,394 in net losses from the expiration of an equity warrant and $170,575 in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2013 and 2012, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $16,619,719 and a decrease in net unrealized depreciation $1,592,001, respectively. The increase in net unrealized appreciation for the three months ended March 31, 2013 was comprised of an increase in net unrealized appreciation on investments of $16,369,689 and a net unrealized foreign currency translation gain of $250,030. The decrease in net unrealized depreciation for the three months ended March 31, 2012 was comprised of a decrease in net unrealized depreciation on investments of $893,223 and a net unrealized foreign currency translation gain of $698,778.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended March 31, 2013 and 2012 was $29,797,139 and $20,298,244, respectively. The increase primarily reflects the increase in net unrealized appreciation partially offset by an increase in expenses for the three months ended March 31, 2013.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
GAAP Basis:
Net Investment Income	$12,964,078	$19,024,212
Net Increase in Net Assets from Operations	29,797,139	20,298,244
Net Investment Income per share	0.18	0.26
Net Increase in Net Assets from Operations per share	0.40	0.28

Addback: GAAP incentive management fee expense based on Gains	3,720,726	—
Addback: GAAP incentive management fee expense based on Income	1,543,384	2,213,859

Pre-Incentive Fee[1]:
Net Investment Income	$18,228,188	$21,238,071
Net Increase in Net Assets from Operations	35,061,249	22,512,103
Net Investment Income per share	0.25	0.29
Net Increase in Net Assets from Operations per share	0.47	0.31

Less: Incremental incentive management fee expense based on Income	2,098,240	2,589,424

As Adjusted[2]:
Net Investment Income	$16,129,948	$18,648,647
Net Increase in Net Assets from Operations	32,963,009	19,922,679
Net Investment Income per share	0.22	0.25
Net Increase in Net Assets from Operations per share	0.45	0.27

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive management fees. Such fees are calculated but not necessarily due and payable at this time.

As Adjusted2: Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP, and to include only the incremental incentive management fee expense based on Income. The incremental incentive management fee is based on the formula the Company utilizes for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior three quarters. Amounts reflect the Company’s ongoing operating results and are the most effective indicator of the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the three months ended March 31, 2013, we generated operating cash flows primarily from loan repayments, interest earned and fees received on senior secured loans and other debt securities, as well as from sales and unsettled purchases of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities during the three months ended March 31, 2013 was $49,607,189. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $29,797,139, and net proceeds from repayments (net of purchases of $46,026,548) of $58,186,373 which was partially offset by the net change in unrealized appreciation on investments.

Net cash used in financing activities during the three months ended March 31, 2013 was $57,763,469. Our primary use of cash for financing activities was $39,822,345 in repayments net of borrowings under the Credit Facility and Convertible Notes. An additional use of cash for financing activities was $17,941,124 of dividend distributions.

On March 13, 2013 we entered into an Amended and Restated Senior Secured Revolving Credit Facility (“Credit Facility”) which has an initial aggregate principal amount of up to $350,000,000 and canceled the prior credit facility and the related term loan that were outstanding at December 31, 2012. The Credit Facility has a stated maturity date of March 13, 2017. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.50%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

On February 19, 2013 the Company closed a private offering of $100,000,000 in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15,000,000 in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115,000,000 in aggregate principal amount of the Convertible Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $111,300,000. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended pursuant to Rule 144A under the Securities Act.

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of BlackRock Kelso Capital’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2013 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$17.0	$—	$—	$17.0	$—
Senior Secured Notes	175.0	—	158.0	17.0	—
Convertible Notes	113.8	—	—	113.8	—
Interest and Credit Facility Fees Payable	3.1	3.1	—	—	—

(1)	At March 31, 2013, $333.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2013.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions at all or dividends and distributions at a particular level. The following table lists the quarterly dividend per share from our common stock since March 2011.

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2013 and 2012, dividends reinvested pursuant to our dividend reinvestment plan totaled $1,255,294 and $1,734,945, respectively.

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

Recent developments

On May 1, 2013, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on July 2, 2013 to stockholders of record at the close of business on June 18, 2013.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2013, 49.6% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2013, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 47.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2013 and 2012, we did not engage in any interest rate hedging activity.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: May 2, 2013	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: May 2, 2013	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer