Form 10-Q
period 2013-06-30
BlackRock Kelso Capital CORP
filed 2013-08-01
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at July 31, 2013 was 74,241,493.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $714,608,812 and $849,028,227)	$727,324,583	$850,511,125
Non-controlled, affiliated investments (cost of $90,152,187 and $50,983,674)	130,937,828	67,750,172
Controlled investments (cost of $114,813,492 and $137,337,392)	150,958,439	143,336,244

Total investments at fair value (cost of $919,574,491 and $1,037,349,293)	1,009,220,850	1,061,597,541
Cash and cash equivalents	43,851,523	9,122,141
Unrealized appreciation on forward foreign currency contracts	—	369,417
Receivable for investments sold	15,551,952	504,996
Interest receivable	16,365,810	14,048,248
Prepaid expenses and other assets	9,507,016	4,375,527

Total Assets	$1,094,497,151	$1,090,017,870

Liabilities
Payable for investments purchased	$36,251,309	$440,243
Debt	314,857,385	346,850,000
Interest payable	7,504,197	5,277,132
Dividend distributions payable	19,265,446	19,196,418
Base management fees payable	5,189,226	5,626,893
Incentive management fees payable	11,285,066	20,277,930
Accrued administrative services	271,136	277,000
Other accrued expenses and payables	5,422,677	4,692,562

Total Liabilities	400,046,442	402,638,178

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 75,523,371 and 75,257,888 issued and 74,097,864 and 73,832,381 outstanding	75,523	75,258
Paid-in capital in excess of par	921,279,979	917,534,577
Distributions in excess of taxable net investment income	(26,602,276)	(22,291,022)
Accumulated net realized loss	(277,451,631)	(219,270,607)
Net unrealized appreciation	86,625,790	20,808,162
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	694,450,709	687,379,692

Total Liabilities and Net Assets	$1,094,497,151	$1,090,017,870

Net Asset Value Per Share	$9.37	$9.31

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$26,914,678	$28,049,784	$51,746,787	$54,258,960
Non-controlled, affiliated investments	1,134,866	1,484,764	2,082,871	3,015,943
Controlled investments	2,394,997	1,777,957	4,938,544	3,430,697

Total interest income	30,444,541	31,312,505	58,768,202	60,705,600
Fee income:
Non-controlled, non-affiliated investments	4,807,160	3,708,563	7,548,819	7,088,175
Non-controlled, affiliated investments	—	66,682	—	133,364
Controlled investments	267,933	39,245	288,680	78,491

Total fee income	5,075,093	3,814,490	7,837,499	7,300,030

Dividend income:
Non-controlled, non-affiliated investments	542,750	339,282	586,185	667,312
Non-controlled, affiliated investments	73,839	—	73,839	—
Controlled investments	—	—	—	—

Total dividend income	616,589	339,282	660,024	667,312

Total investment income	36,136,223	35,466,277	67,265,725	68,672,942

Expenses:
Base management fees	5,189,226	5,522,189	10,539,182	10,912,637
Interest and credit facility fees	4,915,024	5,024,200	9,673,040	9,737,143
Incentive management fees	2,069,605	—	7,333,715	2,213,859
Amortization of debt issuance costs	496,542	627,780	862,548	1,255,559
Investment advisor expenses	482,745	488,961	1,040,843	852,646
Professional fees	476,223	384,677	1,106,420	503,531
Administrative services	181,825	170,203	433,141	252,534
Director fees	161,500	112,797	279,500	233,563
Other	943,679	752,233	1,813,404	1,304,021

Total expenses	14,916,369	13,083,040	33,081,793	27,265,493

Net Investment Income	21,219,854	22,383,237	34,183,932	41,407,449

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(26,340,317)	(75,324,493)	(26,287,812)	(75,335,590)
Non-controlled, affiliated investments	—	(181,608)	21	(317,905)
Controlled investments	(32,659,817)	—	(32,660,160)	—
Foreign currency	605,768	(409,137)	766,927	(579,712)

Net realized loss	(58,394,366)	(75,915,238)	(58,181,024)	(76,233,207)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	16,270,922	72,311,953	22,003,879	78,884,010
Non-controlled, affiliated investments	9,604,746	2,575,713	24,019,143	1,013,104
Controlled investments	23,958,104	(1,153,154)	20,180,439	(5,269,379)
Foreign currency translation	(635,863)	779,629	(385,833)	1,478,407

Net change in unrealized appreciation or depreciation	49,197,909	74,514,141	65,817,628	76,106,142

Net realized and unrealized gain (loss)	(9,196,457)	(1,401,097)	7,636,604	(127,065)

Net Increase in Net Assets Resulting from Operations	$12,023,397	$20,982,140	$41,820,536	$41,280,384

Net Investment Income Per Share - basic	$0.29	$0.30	$0.46	$0.56

Earnings Per Share - basic	$0.16	$0.29	$0.56	$0.56

Weighted-Average Shares Outstanding - basic	74,096,355	73,553,800	74,027,408	73,485,712

Net Investment Income Per Share - diluted	$0.27	$0.30	$0.45	$0.56

Earnings Per Share - diluted	$0.16	$0.29	$0.54	$0.56

Weighted-Average Shares Outstanding - diluted	83,993,082	73,553,800	81,190,233	73,485,712

Dividends Declared Per Share	$0.26	$0.26	$0.52	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Net Increase in Net Assets Resulting from Operations:
Net investment income	$34,183,932	$41,407,449
Net realized gain (loss)	(58,181,024)	(76,233,207)
Net change in unrealized appreciation or depreciation	65,817,628	76,106,142

Net increase in net assets resulting from operations	41,820,536	41,280,384

Dividend Distributions to Stockholders from:
Net investment income	(38,495,186)	(38,215,156)

Capital Share Transactions:
Equity component of convertible debt	1,189,747	—
Reinvestment of dividends	2,555,920	2,984,740

Net increase in net assets resulting from capital share transactions	3,745,667	2,984,740

Total Increase in Net Assets	7,071,017	6,049,968
Net assets at beginning of period	687,379,692	701,008,849

Net assets at end of period	$694,450,709	$707,058,817

Capital Share Activity:
Shares issued from reinvestment of dividends	265,483	346,117

Net increase in shares outstanding	265,483	346,117

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Operating Activities:
Net increase in net assets resulting from operations	$41,820,536	$41,280,384
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(231,841,523)	(221,688,329)
Sales (purchases) of foreign currency contracts—net	750,511	(578,264)
Proceeds from sales/repayments of investments	303,330,074	121,235,989
Net change in unrealized appreciation or depreciation on investments	(66,203,461)	(74,627,735)
Net change in unrealized appreciation or depreciation on foreign currency translation	385,833	(1,478,407)
Net realized loss (gain) on investments	57,990,581	75,653,495
Net realized loss (gain) on foreign currency	(766,927)	579,712
Amortization of premium/discount—net	(11,704,331)	(6,958,977)
Amortization of debt issuance costs	862,548	1,255,559
Changes in operating assets and liabilities:
Receivable for investments sold	(15,046,956)	2,542,149
Interest receivable	(2,317,562)	(2,299,049)
Dividends receivable	—	(317,146)
Prepaid expenses and other assets	(5,994,037)	(451,255)
Payable for investments purchased	35,811,066	9,444,465
Interest payable	2,227,065	(63,183)
Base management fees payable	(437,667)	228,434
Incentive management fees payable	(8,992,864)	(11,878,159)
Accrued administrative services	(5,864)	(31,674)
Other accrued expenses and payables	1,535,465	102,134

Net cash provided by (used in) operating activities	101,402,487	(68,049,857)

Financing Activities:
Dividend distributions paid	(35,870,237)	(35,146,262)
Proceeds from debt	253,778,782	197,650,000
Repayments of debt	(284,581,650)	(90,750,000)

Net cash provided by (used in) financing activities	(66,673,105)	71,753,738

Effect of exchange rate changes on cash and cash equivalents	—	414

Net increase in cash	34,729,382	3,704,295
Cash and cash equivalents, beginning of period	9,122,141	7,778,993

Cash and cash equivalents, end of period	$43,851,523	$11,483,288

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$6,748,791	$9,317,807
Taxes	$426,792	$259,862
Dividend distributions reinvested	$2,555,920	$2,984,740

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

June 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—31.4%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,555,093	$15,000,000
AGY Holding Corp., Second Lien(d)(i)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	19,151,000	19,151,000
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	20,000,000	19,637,958	19,800,000
American Residential Services L.L.C. et al., Second Lien(i)	HVAC/ Plumbing Services	12.00%	4/15/15	46,000,000	45,744,495	46,000,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,114,159	34,376,440
Gastar Exploration USA Inc., Second Lien(i)	Energy	8.63%	5/15/18	1,680,000	1,587,600	1,587,600
Sizzling Platter LLC et al., First Lien(i)	Restaurants	12.25%	4/15/16	30,000,000	29,400,519	30,600,000
TriMark USA, LLC., Second Lien(n)(o)	Food Service Equipment	13.00%	6/29/16	51,623,990	51,623,990	51,623,990

Total Senior Secured Notes					220,814,814	218,139,030

Unsecured Debt—9.3%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	12/14/18	21,000,000	21,000,000	21,000,000
SVP Worldwide Ltd.(g)(o)(p)	Consumer Products	14.00%	6/27/18	43,835,567	43,835,567	43,397,211

Total Unsecured Debt					64,835,567	64,397,211

Subordinated Debt—7.7%
A & A Manufacturing Co., Inc.(o)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
The Pay-O-Matic Corp.(o)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					53,395,314	53,395,314

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—65.6%(e)
AGY Holding Corp., Second Lien(d)	Glass Yarns/Fibers	12.00%	9/15/16	$7,964,650	$7,964,650	$7,964,650
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	69,232	—	—
Alpha Media Group Inc., First Lien(o)	Publishing	12.00%	7/15/16	5,908,320	4,303,153	590,832
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,186,747	41,186,747	38,715,542
Arclin US Holdings Inc., Second Lien(g)(n)(p)	Chemicals	7.75%	1/15/15	3,469,546	3,200,117	3,469,546
Ascend Learning, LLC, Second Lien(n)	Education	11.50%	12/6/17	20,000,000	20,000,000	20,000,000
Attachmate Corporation et al., Second Lien(n)	Software	11.00%	11/22/18	30,000,000	29,478,164	30,000,000
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	4.50%	6/27/17	1,666,667	1,550,000	1,550,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)	Financial Services	7.00%	6/27/18	15,647,101	12,674,152	12,674,152
The Bargain! Shop Holdings Inc., First Lien(g)(h)(p)	Discount Stores	16.00%	7/1/14	23,146,949	21,989,600	21,989,600
BBTS Borrower LP, First Lien(n)	Energy	7.75%	6/4/19	12,967,500	12,838,601	12,838,601
Dial Global, Inc. et. al., Priority Second Lien	Media & Entertainment	12.00%	7/21/17	32,130,000	32,130,000	32,130,000
Dial Global, Inc. et. al., Term Loan A, Second Lien(o)	Media & Entertainment	6.00%	4/16/18	7,500,000	7,500,000	7,500,000
Dial Global, Inc. et. al., Term Loan B, Second Lien(o)	Media & Entertainment	22.45%	4/16/18	7,500,000	7,500,000	7,500,000
MediMedia USA, Inc., First Lien(n)	Information Services	8.00%	11/20/18	10,000,000	9,704,060	9,704,060
MediMedia USA, Inc., Second Lien(n)	Information Services	12.25%	11/20/19	60,000,000	58,220,593	58,220,593
Penton Media, Inc. et al., First Lien(d)(n)(o)	Information Services	6.00%	8/1/14	23,446,564	21,025,148	22,508,702
Pre-Paid Legal Services, Inc., First Lien(n)	Legal Services	6.25%	7/1/19	10,000,000	9,900,000	9,900,000
Pre-Paid Legal Services, Inc., Second Lien(n)	Legal Services	9.25%	7/1/20	25,000,000	24,625,000	24,625,000
Road Infrastructure Investment, LLC, Second Lien(n)	Manufacturing	10.25%	9/30/18	15,000,000	14,813,531	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	$50,000,000	$50,000,000	$51,000,000
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	6.28%	6/30/15	4,934,211	4,825,612	4,687,490
WBS Group LLC, First Lien(f)(n)	Software	6.50%	6/30/14	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/14	24,999,000	24,497,513	24,999,000
Wellbiz Brands, Inc. (Fitness Together Franchise Corp.), First Lien(o)	Personal Fitness	11.50%	11/10/13	4,533,236	4,533,236	4,397,240
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	8.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					458,335,028	455,840,159

Preferred Stock—4.7%
Alpha Media Group Holdings Inc., Series A-2(c)	Publishing			5,000	—	—
Dial Global, Inc. et. al.,	Media & Entertainment	15.00%		35,871	16,589,592	15,910,000
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Glass Yarns/Fibers	20.00%		22,960	4,515,289	4,515,289
Progress Financial Corporation, Series F-1(c)	Financial Services			963,710	740,313	1,056,911
USI Senior Holdings, Inc. (United Subcontractors)(c)(d)	Building and Construction			208,236	3,812,635	6,247,080
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)(d)	Printing/ Publishing	15.00%		4,809	4,844,573	4,844,573

Total Preferred Stock					30,502,402	32,573,853

Common Stock—14.5%(c)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(p)	Chemicals			450,532	9,722,203	16,700,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services			282,831	12,741,543	12,741,543
ECI Holdco, Inc., Class A-1(f)	Electronics			19,040,132	19,027,671	53,693,172
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	8,250,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			208,236	$3,812,633	$9,335,220

Total Common Stock					50,304,050	100,719,935

Limited Partnership/Limited Liability Company Interests—8.9%
ARS Investment Holdings, LLC(c)(j)	HVAC/Plumbing Services			102,601	—	790,000
DynaVox Systems Holdings, LLC(c)(k)	Augmentative Communication Products			272,369	758,069	40,855
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	1,500,000	1,500,270
Marquette Transportation Company Holdings, LLC(c)(l)	Transportation			25,000	5,000,000	3,868,000
Marsico Holdings, LLC(c)(i)	Financial Services			91,445	1,848,077	29,441
Penton Business Media Holdings LLC(c)(d)	Information Services			226	9,050,000	33,631,068
PG Holdco, LLC	Healthcare Services	15.00%		333	401,710	401,710
PG Holdco, LLC, Class A(c)	Healthcare Services			16,667	166,667	329,020
Sentry Security Systems Holdings, LLC(c)	Security Services			147,271	147,271	14,317
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	986,438	986,435
VSS-AHC Holdings LLC (Advanstar Global LLC)(c)(d)	Printing/ Publishing			884,716	6,150,647	9,802,756
WBS Group LLC(c)(f)(m)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(c)(f)	Restaurants			350,000	9,260,324	4,182,500

Total Limited Partnership/Limited Liability Company Interests					35,270,203	61,633,155

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—3.2%(c)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	$403,815	$4,659,769
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	323,052	4,668,122
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	4,080,282
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	4,093,439
Bankruptcy Management Solutions, Inc., Tranche A(f)	Financial Services		expire 6/27/18	28,464	375,040	375,040
Bankruptcy Management Solutions, Inc., Tranche B(f)	Financial Services		expire 6/27/19	30,654	342,295	342,295
Bankruptcy Management Solutions, Inc., Tranche C(f)	Financial Services		expire 6/27/20	45,981	468,803	468,803
Dial Global, Inc. et. al., 7.5%	Media & Entertainment		expire 4/16/18	4,624,213	—	—
Dial Global, Inc. et. al., 12.0%	Media & Entertainment		expire 4/16/18	3,888,543	—	—
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC (i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	4,767,868	2,616,265	3,404,028
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	350,000

Total Equity Warrants/Options					6,117,113	22,522,193

TOTAL INVESTMENTS—145.3%					$919,574,491	1,009,220,850

OTHER ASSETS & LIABILITIES (NET)—(45.3)%						(314,770,141)

NET ASSETS—100.0%						$694,450,709

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at June 30, 2013.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 61% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 60% of such senior secured loans have floors of 1.00% to 1.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2013 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2013		Net Realized Gain (Loss)***	Interest Income***	Fee Income***	Dividend Income ***
AGY Holding Corp.
Senior Secured Note	$—	$19,151,000	$—	$—	$19,151,000	†	$—	$19,949	$—	$—
Senior Secured Loan	—	7,964,650	—	—	7,964,650	†	—	7,965	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	—	4,515,289	—	—	4,515,289	†	—	—	—	38,266
M&M Tradition Holdings Corp.
Common Stock	6,250,000	—	—	2,000,000	8,250,000		—	—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	22,111,124	—	—	11,519,944	33,631,068		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	20,822,342	1,294,780	(122,084)	513,664	22,508,702		—	1,809,113	—	—
United Subcontractors, Inc.
Senior Secured Loan	3,242,631	1,345,938	—	98,921	4,687,490		21	245,844	—	—
USI Senior Holdings, Inc.
Common Stock	3,485,140	87,184	(344)	5,763,240	9,335,220		—	—	—	—
Preferred Stock	4,934,133	87,527	—	1,225,420	6,247,080		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	—	4,844,573	—	—	4,844,573		—	—	—	35,573
VSS-AHC Holdings LLC (Advanstar Global LLC)
Limited Liability Co. Interest	6,904,802	—	—	2,897,954	9,802,756		—	—	—	—

Totals	$67,750,172	$39,290,941	$(122,428)	$24,019,143	$130,937,828		$21	$2,082,871	$—	$73,839

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2013.
†	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2013 represents 18.9% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 24% of the Company’s net assets at June 30, 2013.
(j)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(k)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.
(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 7.2% of interest income earned for the six months ended June 30, 2013. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2013		Net Realized Gain (Loss)***	Interest Income***	Fee Income***
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,960,000	$2,140,376	$(2,333,333)	$(217,043)	$1,550,000		$216,666	$75,001	$258,705
Senior Secured Loan, First Lien, B	17,148,766	31,768,010	(32,803,527)	(3,439,097)	12,674,152		1,667,253	2,035,943	—
Senior Secured Loan, Second Lien	7,703,412	406,328	(25,556,717)	17,446,977	—	†	(24,547,868)	494,976	—
Common Stock	—	12,745,390	(3,873)	26	12,741,543		(9,600,072)	—	—
Warrants	—	1,216,827	(30,689)	—	1,186,138		(396,273)	—	—
ECI Holdco, Inc.
Common Stock	47,981,132	—	—	5,712,040	53,693,172		—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	891,664	—
Senior Secured Loan, Second Lien	24,999,000	33,597	(140,633)	107,036	24,999,000		134	1,187,211	29,975
Limited Liability Co. Interest	6,056,783	—	—	—	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	—	6,590,896		—	253,749	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	3,612,000	—	—	570,500	4,182,500		—	—	—

Totals	$143,336,244	$48,310,528	$(60,868,772)	$20,180,439	$150,958,439		$(32,660,160)	$4,938,544	$288,680

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the six months ended June 30, 2013.
†	Investment no longer held at June 30, 2013.

The aggregate fair value of controlled investments at June 30, 2013 represents 21.7% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	$5,000,000	$6,250,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			164,471	3,725,793	3,485,140

Total Common Stock					47,075,765	72,341,231

Limited Partnership/Limited Liability Company Interests—7.1%
ARS Investment Holdings, LLC(k)(s)	HVAC/Plumbing Services			102,601	—	790,000
DynaVox Systems Holdings, LLC(m)(s)	Augmentative Communication Products			272,369	758,069	100,777
Higginbotham Investment Holdings, LLC(s)	Insurance			1,163	1,500,000	1,500,000
Marquette Transportation Company Holdings, LLC(n)(s)	Transportation			25,000	5,000,000	6,169,000
Marsico Holdings, LLC(i)(s)	Financial Services			91,445	1,848,077	143,569
Penton Business Media Holdings LLC(d)(s)	Information Services			226	9,050,000	22,111,124
PG Holdco, LLC (Press Ganey)	Healthcare Services	15.00%		333	374,585	374,585
PG Holdco, LLC (Press Ganey), Class A(s)	Healthcare Services			16,667	166,667	317,477
Sentry Security Systems Holdings, LLC(s)	Security Services			147,271	147,271	8,264
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	948,786	948,786
VSS-AHC Holdings LLC (Advanstar Global LLC)(d)(s)	Printing/ Publishing			884,716	6,150,647	6,904,802
WBS Group LLC (f)(o)(s)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(f)(s)	Restaurants			350,000	9,260,324	3,612,000

Total Limited Partnership/Limited Liability Company Interests					35,205,426	49,037,167

Equity Warrants/Options—2.4%(s)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	403,815	3,743,759

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	$323,052	$3,802,514
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	3,189,738
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	3,303,049
Bankruptcy Management Solutions, Inc.(f)	Financial Services		expire 10/1/17	23,046	365,584	—
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC(i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	3,761,553	1,202,472	2,124,519
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	100,000

Total Equity Warrants/Options					3,882,766	16,343,994

TOTAL INVESTMENTS—154.4%					$1,037,349,293	1,061,597,541

OTHER ASSETS & LIABILITIES (NET)—(54.4)%						(374,217,849)

NET ASSETS—100.0%						$687,379,692

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 69% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 61% of such senior secured loans have floors of 1.00% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2012 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 23.5% of the Company’s net assets at December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Non-controlled, Affiliated Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***	Dividend Income***
Advanstar Global LLC
Limited Liability Co. Interest	$—	$5,855,188	$—	$1,049,614	$6,904,802	††	$—	$—	$—	$—
Conney Safety Products, LLC
Subordinated Debt	25,582,734	735,708	(25,582,733)	(735,709)	—	†	—	2,137,580	735,708	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,785,488	—	(4,742,576)	2,957,088	—	†	2,415,317	—	—	—
M&M Tradition Holdings Corp.
Common Stock	7,250,000	—	—	(1,000,000)	6,250,000		—	—	—	2,500,000
MGHC Holding Corporation:
Common Stock	224,200	—	(1,223,666)	999,466	—	†	(51,302)	—	—	—
Warrants	—	—	(136,297)	136,297	—	†	(136,297)	—	—	—
Penton Business Media Holdings LLC
Limited Liability Co. Interest	20,321,858	—	—	1,789,266	22,111,124		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	8,067,187	10,921,947	(172,396)	2,005,604	20,822,342		3	2,572,608	—	—
United Subcontractors, Inc.
Senior Secured Loan	1,809,875	1,594,303	(178,130)	16,583	3,242,631		(4,006)	255,002	—	—
USI Senior Holdings, Inc.
Common Stock	5,994,457	99,635	(3,762,412)	1,153,460	3,485,140		(344)	—	—	—
Preferred Stock	—	3,725,108	—	1,209,025	4,934,133		—	—	—	—

Totals	$71,035,799	$22,931,889	$(35,798,210)	$9,580,694	$67,750,172		$2,223,371	$4,965,190	$735,708	$2,500,000

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2012.
†	Investment no longer held at December 31, 2012.
††	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2012 represents 9.9% of the Company’s net assets.

(j)	The Company is sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary and thus a controlled investment.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

Controlled Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2012		Net Realized Gain (Loss)***	Interest Income***	Fee Income***
American SportWorks LLC
Senior Secured Loan	$3,550,900	$—	$(8,000,000)	$4,449,100	$—	†	$(7,391,074)	$—	$—
ASW International LLC(l)
Limited Liability Co. Interest	—	—	(7,428,827)	7,428,827	—	†	(7,428,827)	—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,948,000	157,842	—	(145,842)	1,960,000		—	168,256	157,843
Senior Secured Loan, First Lien, B	15,512,497	3,402,401	(187,575)	(1,578,557)	17,148,766		—	3,379,989	—
Senior Secured Loan, Second Lien	21,992,702	2,872,037	—	(17,161,327)	7,703,412		—	2,985,806	—
Common Stock	1,772,470	—	—	(1,772,470)	—		—	—	—
Warrants	4,190	—	—	(4,190)	—		—	—	—
BKC CSP Blocker, Inc.(j):
Common Stock	—	—	—	—	—	†	—	—	—
ECI Holdco, Inc.
Common Stock	42,444,480	178,861	—	5,357,791	47,981,132		—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	—	27,284,255	—	—	27,284,255		—	870,035	—
Senior Secured Loan, Second Lien	—	25,461,454	—	(462,454)	24,999,000		—	1,766,157	35,849
WBS Group LLC
Limited Liability Co. Interest	—	7,492,304	—	(1,435,521)	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	—	6,790,896	(200,000)	—	6,590,896		—	397,411	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	—	9,260,324	—	(5,648,324)	3,612,000		—	—	—

Totals	$87,225,239	$82,900,374	$(15,816,402)	$(10,972,967)	$143,336,244		$(14,819,901)	$9,567,654	$193,692

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2012.
†	Investment no longer held at December 31, 2012.

The aggregate fair value of controlled investments at December 31, 2012 represents 20.9% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(q)	Interest may be paid in cash or PIK which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 4.5% of interest income earned for the year ended December 31, 2012. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(r)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(s)	Non-income producing equity securities at December 31, 2012.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, (e.g., non-performance risk), its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the Company’s principal market (as the reporting entity) and enterprise values.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

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

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amounts disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income are $26,602,276 and $22,291,022 at June 30, 2013 and December 31, 2012, respectively.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). These disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and to disclose instruments and transactions subject to a master netting or similar agreement. ASU 2011-11 was effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on the Company’s disclosures, which has been reflected in the notes to these consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). This update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815. This update was effective for the Company for the year ending December 31, 2013, and did not have a material effect on the Company’s consolidated financial statements.

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

For the three and six months ended June 30, 2013, the Advisor earned $5,189,226 and $10,539,182, respectively, in Management Fees under the Management Agreement. For the three and six months ended June 30, 2012, the Advisor earned $5,522,189 and $10,912,637, respectively.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three and six months ended June 30, 2013 and 2012 was determined by reference to the four quarter periods ended on June 30, 2013 and 2012, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and six months ended June 30, 2013 the Advisor earned $374,584 and $1,917,968 respectively, and for the three and six months ended June 30, 2012 the Advisor earned zero and $2,213,859, respectively, in Incentive Fees based on income from the Company.

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

The capital gains fee due the Advisor as calculated under the Management Agreement as described above, for the three and six months ended June 30, 2013 and 2012 were zero. In accordance with GAAP the hypothetical incentive fee for the three and six months ended June 30, 2013, resulted in a capital gains incentive fee of $1,695,021 and $5,415,747, respectively, and for the three and six months ended June 30, 2012, resulted in a capital gains incentive fee of zero. The total cumulative balance at June 30, 2013 and 2012 was $10,910,482 and zero, respectively.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2013, the Company incurred $482,745 and $1,040,843, respectively, and for the three and six months ended June 30, 2012, the Company incurred $488,961 and $852,646, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2013 were $638,240 and $1,642,905 respectively. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2012 were $981,481 and $1,462,503, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staff. For the three and six months ended June 30, 2013, the Company incurred $131,432 and $332,715, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2012, the Company incurred $117,478 and $148,184 respectively, in such expenses.

Advisor Stock Transactions

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the three and six months ended June 30, 2013 and 2012.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no private placement purchases during the three and six months ended June 30, 2013 and 2012.

At June 30, 2013 and December 31, 2012, the Advisor owned and had the right to vote approximately 51,000 and 94,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 125,000 and 261,000 shares, respectively, of the Company’s common stock. At June 30, 2013 and December 31, 2012, other entities affiliated with the Administrator beneficially owned approximately 5,015,000 and 6,019,000 shares, respectively, of the Company’s common stock, representing approximately 6.8% and 8.2% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Earnings per share – basic:
Net increase in net assets resulting from operations	$12,023,397	$20,982,140	$41,820,536	$41,280,384
Weighted average shares outstanding – basic	74,096,355	73,553,800	74,027,408	73,485,712
Earnings per share – basic:	$0.16	$0.29	$0.56	$0.56
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$12,023,397	$20,982,140	$41,820,536	$41,280,384
Adjustments for interest on unsecured convertible senior notes	1,642,629	—	2,362,976	—

Net increase in net assets resulting from operations, as adjusted	$13,666,026	$20,982,140	$44,183,512	$41,280,384
Weighted average shares outstanding – diluted	83,993,082	73,553,800	81,190,233	73,485,712
Earnings per share – diluted:	$0.16	$0.29	$0.54	$0.56

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for the three and six months ended June 30, 2012, because there were no common stock equivalents or convertible notes outstanding during those periods.

5. Investments

Purchases of investments for the three months ended June 30, 2013 and 2012 totaled $185,814,975 and $148,242,520, respectively, and for the six months ended June 30, 2013 and 2012 totaled $231,841,523 and $221,688,329, respectively. Sales/repayments of investments for the three months ended June 30, 2013 and 2012 totaled $199,117,153 and $80,497,191, respectively, and for six months ended June 30, 2013 and 2012 totaled $303,330,074 and $121,235,989, respectively.

At June 30, 2013, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$220,814,814	$218,139,030
Unsecured debt	64,835,567	64,397,211
Subordinated debt	53,395,314	53,395,314
Senior secured loans:
First lien	187,218,713	185,715,828
Second/other priority lien	271,116,315	270,124,331

Total senior secured loans	458,335,028	455,840,159

Preferred stock	30,502,402	32,573,853
Common stock	50,304,050	100,719,935
Limited partnership/limited liability company interests	35,270,203	61,633,155
Equity warrants/options	6,117,113	22,522,193

Total investments	$919,574,491	$1,009,220,850

At December 31, 2012, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$196,604,877	$193,934,286
Unsecured debt	69,639,165	69,725,040
Subordinated debt	97,976,290	97,910,598
Senior secured loans:
First lien	185,245,486	185,983,030
Second/other priority lien	397,254,097	370,473,889

Total senior secured loans	582,499,583	556,456,919

Preferred stock	4,465,421	5,848,306
Common stock	47,075,765	72,341,231
Limited partnership/limited liability company interests	35,205,426	49,037,167
Equity warrants/options	3,882,766	16,343,994

Total investments	$1,037,349,293	$1,061,597,541

Industry Composition

The industry composition of the portfolio at fair value at June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
Industry	2013	2012
Personal and Other Services	15.8%	10.7%
Printing, Publishing and Media	13.3	9.1
Healthcare	12.2	13.5
Manufacturing	10.9	10.0
Consumer Products	9.4	8.8
Business Services	8.9	10.6
Chemicals	6.9	4.9
Financial Services	5.3	8.1
Electronics	5.3	4.5
Beverage, Food and Tobacco	4.1	3.8
Retail	2.2	2.3
Building and Real Estate	2.0	6.0
Distribution	1.9	4.3
Energy	1.4	0.0
Transportation	0.4	0.6
Containers and Packaging	0.0	2.7
Telecommunications	0.0	0.1

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2013 was United States 94.1% and Canada 5.9%, and at December 31, 2012 was United States 94.7% and Canada 5.3%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

The Company has investments in lower rated and comparable quality unrated senior and junior secured, unsecured and subordinated debt securities and loans, which are subject to a greater degree of credit risk than more highly rated investments. The risk of loss due to default by the issuer is significantly greater for holders of such securities and loans, in cases where the investment is unsecured or subordinated to other creditors of the issuer.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2013.

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

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held at December 31, 2012 reflected the volume of derivative activity throughout the period presented.

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In holding such warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options at June 30, 2013 and December 31, 2012 represented 3.2% and 2.4%, respectively, of the Company’s net assets.

7. Debt

On June 7, 2013, the Company entered into a Senior Secured Term Loan Credit Agreement (“Term Loan”) which has a principal amount of $10,000,000. The Term Loan has a stated maturity date of May 31, 2018. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.75%.

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

At June 30, 2013, the Company had $16,000,000 drawn on the Credit Facility versus $171,850,000 at December 31, 2012. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $334,000,000 at June 30, 2013.

On February 19, 2013, the Company closed a private offering of $100,000,000 in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15,000,000 in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115,000,000 in aggregate principal amount of the Convertible Notes has been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $111,300,000. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 144A under the Securities Act.

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

The Company’s average outstanding debt balance during the three and six months ended June 30, 2013 was $298,024,835 and $313,877,033, respectively, and during the three and six months ended June 30, 2012 were $395,902,747 and $375,555,525, respectively. The maximum amounts borrowed during the three and six months ended June 30, 2013 were $366,857,385 and $485,707,385, respectively, and during the three and six months ended June 30, 2012 was $451,400,000 and $451,400,000.

The weighted average annual interest cost for the three and six months ended June 30, 2013 was 6.18% and 5.80%, respectively, and for the three and six months ended June 30, 2012 was 4.89% and 4.96%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the three and six months ended June 30, 2013 were $306,015 and $608,487, respectively, and for the three and six months ended June 30, 2012 were $194,761 and $446,999.

At June 30, 2013, the Company was in compliance with all covenants required under the Credit Facility, Convertible Notes, Senior Secured Notes and Term Loan.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2013, the repurchase plan was further extended through the earlier of June 30, 2014 or until the approved number of shares has been repurchased. During the three and six months ended June 30, 2013 and 2012 the Company purchased zero shares of its common stock on the open market. Since inception of the repurchase plan through June 30, 2013, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At June 30, 2013, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2013 and 2012.

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

10. Fair value of financial instruments

Fair Value Measurements and Disclosure

ASC 820-10, Fair Value Measurement and Disclosures, defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. ASC 820-10 defines fair value as the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. ASC 820-10 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility, Convertible Notes, Senior Secured Notes and Term Loan is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility, Convertible Notes, Senior Secured Notes and Term Loan would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s Credit Facility payable were $16,000,000 and $15,940,000 at June 30, 2013 and $171,850,000 and $168,413,000 at December 31, 2012, respectively. The carrying and fair values of the Company’s Senior Secured Notes were $175,000,000 and $186,003,360 at June 30, 2013 and $175,000,000 and $189,507,410 at December 31, 2012, respectively. The carrying and fair values of the Company’s Convertible Notes were $113,857,385 and $116,134,533 at June 30, 2013. The carrying and fair values of the Company’s Term Loan were $10,000,000 and $9,950,000 at June 30, 2013. The carrying and fair values of the Company’s total debt outstanding were therefore $314,857,385 and $328,027,893 at June 30, 2013 and $346,850,000 and $357,920,410 at December 31, 2012, respectively.

The Company’s valuation policy and fair value disclosures are consistent with ASC 820-10. The Company evaluates the source of inputs, including any markets in which its investments are trading, in determining fair value and categorizes each investment within the fair value hierarchy pursuant to ASC 820-10.

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled non-affiliated, non-controlled affiliated and controlled investments is contained in the accompanying consolidated schedules of investments. The information in the tables below is presented on an aggregate portfolio basis, without segregating the non-controlled non-affiliated, non-controlled affiliated and controlled investment categories.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at June 30, 2013 and December 31, 2012 in determining such fair values:

		Fair Value Inputs at June 30, 2013
	Fair Value at June 30, 2013	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$218,139,030	$—	$—	$218,139,030
Unsecured debt	64,397,211	—	—	64,397,211
Subordinated debt	53,395,314	—	—	53,395,314
Senior secured loans	455,840,159	—	—	455,840,159
Preferred stock	32,573,853	—	—	32,573,853
Common stock	100,719,935	—	—	100,719,935
Limited partnership/limited liability company interests	61,633,155	—	—	61,633,155
Equity warrants/options	22,522,193	—	—	22,522,193

Total investments	1,009,220,850	—	—	1,009,220,850
Forward foreign currency contracts	—	—	—	—
Cash and cash equivalents	43,851,523	43,851,523	—	—

Total	$1,053,072,373	$43,851,523	$—	$1,009,220,850

		Fair Value Inputs at December 31, 2012
	Fair Value at December 31, 2012	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$193,934,286	$—	$—	$193,934,286
Unsecured debt	69,725,040	—	—	69,725,040
Subordinated debt	97,910,598	—	—	97,910,598
Senior secured loans	556,456,919	—	—	556,456,919
Preferred stock	5,848,306	—	—	5,848,306
Common stock	72,341,231	—	—	72,341,231
Limited partnership/limited liability company interests	49,037,167	—	—	49,037,167
Equity warrants/options	16,343,994	—	—	16,343,994

Total investments	1,061,597,541	—	—	1,061,597,541
Forward foreign currency contracts	369,417	—	369,417	—
Cash and cash equivalents	9,122,141	9,122,141	—	—

Total	$1,071,089,099	$9,122,141	$369,417	$1,061,597,541

In determining the fair values of the Company’s forward foreign currency contracts at December 31, 2012, the Company used unadjusted indicative price quotations for similar assets (Level 2).

The valuation techniques used at June 30, 2013 and December 31, 2012 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,008,829,995 and $1,061,396,764 as of June 30, 2013 and December 31, 2012, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended June 30, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2013	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2013
Senior secured notes	$218,768,558	$981,785	$9,050,474	$1,378,086	$31,485,127	$(43,525,000)	$—	$218,139,030
Unsecured debt	69,835,567	78,168	—	(516,524)	—	(5,000,000)	—	64,397,211
Subordinated debt	73,345,314	612,966	—	(644,945)	31,979	(19,950,000)	—	53,395,314
Senior secured loans	499,367,813	5,900,276	(25,564,946)	23,777,176	203,049,769	(250,689,929)	—	455,840,159
Preferred stock	6,862,907	216,156	(32,772,628)	(257,903)	59,722,302	(1,196,981)	—	32,573,853
Common stock	78,736,502	—	(8,389,128)	18,822,593	11,594,458	(44,490)	—	100,719,935
Limited partnership / LLC Interest	57,977,395	—	(42,953)	3,622,263	33,497	42,953	—	61,633,155
Equity warrants/options	17,877,044	824,670	(323,584)	2,999,926	1,216,827	(72,690)	—	22,522,193

Total investments	$1,022,771,100	$8,614,021	$(58,042,765)	$49,180,672	$307,133,959	$(320,436,137)	$—	$1,009,220,850

The following is a reconciliation for the six months ended June 30, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2012	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2013
Senior secured notes	$193,934,286	$1,662,306	$9,050,474	$(5,193)	$57,022,157	$(43,525,000)	$—	$218,139,030
Unsecured debt	69,725,040	85,875	—	(524,231)	110,527	(5,000,000)	—	64,397,211
Subordinated debt	97,910,598	1,099,329	—	65,692	31,979	(45,712,284)	—	53,395,314
Senior secured loans	556,456,919	7,815,995	(25,505,524)	23,547,795	222,672,435	(329,147,461)	—	455,840,159
Preferred stock	5,848,306	216,156	(32,772,628)	688,566	59,790,434	(1,196,981)	—	32,573,853
Common stock	72,341,231	—	(8,372,950)	25,150,419	11,662,247	(61,012)	—	100,719,935
Limited partnership / LLC Interest	49,037,167	—	(66,370)	12,531,211	64,777	66,370	—	61,633,155
Equity warrants/options	16,343,994	824,670	(323,584)	3,943,852	1,805,951	(72,690)	—	22,522,193

Total investments	$1,061,597,541	$11,704,331	$(57,990,582)	$65,398,111	$353,160,507	$(424,649,058)	$—	$1,009,220,850

The following is a reconciliation for the three months ended June 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2012	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2012
Senior secured notes	$153,322,789	$510,517	$—	$(2,019,077)	$22,988,447	$—	$—	$174,802,676
Unsecured debt	5,000,000	196,430	(45,124,241)	45,227,811	43,500,000	(300,000)	—	48,500,000
Subordinated debt	173,788,315	276,708	(8,185,353)	7,452,016	—	(5,462,732)	—	167,868,954
Senior secured loans	642,176,221	2,261,977	61,807	(2,408,426)	81,083,717	(73,822,709)	—	649,352,587
Common stock	71,834,887	—	(181,606)	(176,184)	357,716	(911,749)	—	70,923,064
Limited partnership / LLC Interest	40,985,265	—	(22,076,708)	25,209,956	312,640	(1)	—	44,431,152
Equity warrants/options	8,282,830	—	—	1,381,851	—	—	—	9,664,681

Total investments	$1,095,390,307	$3,245,632	$(75,506,101)	$74,667,947	$148,242,520	$(80,497,191)	$—	$1,165,543,114

The following is a reconciliation for the six months ended June 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2012
Senior secured notes	$113,871,025	$830,212	$—	$3,108,842	$56,992,597	$—	$—	$174,802,676
Unsecured debt	5,000,000	213,133	(45,124,241)	45,211,108	43,500,000	(300,000)	—	48,500,000
Subordinated debt	163,038,989	858,830	(8,185,353)	6,957,615	10,661,605	(5,462,732)	—	167,868,954
Senior secured loans	655,594,813	5,056,802	50,710	2,658,015	100,553,754	(114,561,507)	—	649,352,587
Common stock	65,985,605	—	(181,606)	5,623,408	407,406	(911,749)	—	70,923,064
Limited partnership / LLC Interest	39,170,742	—	(22,076,708)	8,953,207	18,383,912	(1)	—	44,431,152
Equity warrants/options	6,291,268	—	(136,297)	3,509,710	—	—	—	9,664,681

Total investments	$1,048,952,442	$6,958,977	$(75,653,495)	$76,021,905	$230,499,274	$(121,235,989)	$—	$1,165,543,114

There were no transfers between Levels during the three and six months ended June 30, 2013 and 2012. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of earnings before income tax, depreciation and amortization (“EBITDA”) of the comparable guideline public companies. The independent valuation firms select a population of public companies for each investment with similar operations and attributes of the subject company. Using the data from these public companies, a range of multiples of enterprise value to EBITDA is calculated. The independent valuation firms select percentages from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value of the investment.

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2013 were as follows:

EBITDA Multiples:

	Cost	Fair Value	Low	High	Weighted Average
Senior secured notes	—	—	—	—	—
Unsecured debt	—	—	—	—	—
Subordinated debt	—	—	—	—	—
Senior secured loans	125,204,521	121,993,687	5.7x	6.6x	6.2x
Preferred stock	30,502,402	32,573,853	7.0x	7.7x	7.3x
Common stock	50,304,050	100,719,935	6.9x	7.7x	7.3x
Limited partnerships/LLC interest	34,512,134	61,592,300	8.9x	9.6x	9.3x
Equity warrants/options	5,862,113	22,091,778	5.5x	6.3x	5.9x

Market Yields:
Senior secured notes	219,227,214	216,551,430	13.64%	15.14%	14.39%
Unsecured debt	64,835,567	64,397,211	12.38%	12.75%	12.56%
Subordinated debt	53,395,314	53,395,314	12.75%	14.75%	13.75%
Senior secured loans	217,842,253	218,558,218	10.81%	12.46%	11.63%

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2013 and 2012.

	Six months ended June 30, 2013	Six months ended June 30, 2012
Per Share Data:
Net asset value, beginning of period	$9.31	$9.58

Net investment income	0.46	0.56
Net realized and unrealized gain	0.10	—

Total from investment operations	0.56	0.56
Dividend distributions to stockholders from net investment income	(0.52)	(0.52)
Equity component of warrant	0.01	—
Issuance (reinvestment) of stock at prices (below) above net asset value	0.01	(0.01)

Net increase in net assets	0.06	0.03

Net asset value, end of period	$9.37	$9.61

Market price, end of period	$9.36	$9.76

Total return(1)(2)	(1.87)%	26.84%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	6.55%	4.61%
Ratio of interest and other debt related expenses to average net assets(3)	3.06%	3.11%

Ratio of total expenses to average net assets(3)	9.61%	7.72%
Ratio of net investment income to average net assets(3)	9.93%	11.72%
Net assets, end of period	$694,450,709	$707,058,817
Average debt outstanding	$313,877,033	$375,555,525
Weighted average shares outstanding	74,027,408	73,485,712
Average debt per share(4)	$4.24	$5.11
Portfolio turnover(2)	30%	11%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On July 31, 2013, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on October 3, 2013 to stockholders of record at the close of business on September 19, 2013.

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

Financial and operating highlights

At June 30, 2013:

Investment Portfolio: $1,053.1 million

Net Assets: $694.5 million

Indebtedness (borrowings under Credit Facility, Convertible Notes,

Term Loan and Senior Secured Notes): $314.9 million

Net Asset Value per share: $9.37

Portfolio Activity for the Three Months Ended June 30, 2013:

Cost of investments during period: $185.8 million

Sales, repayments and other exits during period: $199.1 million

Number of portfolio companies at end of period: 41

Operating Results for the Three Months Ended June 30, 2013:

Net investment income per share: $0.29

Dividends declared per share: $0.26

Earnings per share: $0.16

Net investment income: $21.2 million

Net realized and unrealized losses: $9.2 million

Net increase in net assets from operations: $12.0 million

Net investment income per share, as adjusted1: $0.26

Net investment income, as adjusted1: $19.1 million

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

Portfolio and investment activity

We invested $185.8 million during the three months ended June 30, 2013. The investments consisted primarily of senior secured loans secured by first liens ($41.4 million, or 22.3%) or second liens ($126.7 million, or 68.2%), senior secured notes ($9.7 million, or 5.2%), and unsecured, subordinated or equity securities ($8.0 million, or 4.3%). Additionally, we received proceeds from sales/repayments and other exits of approximately $199.1 million during the three months ended June 30, 2013. During the quarter three existing portfolio investments were restructured, Dial Global Inc. et. al., AGY Holding Corp. and Bankruptcy Management Solutions, Inc.

At June 30, 2013, our portfolio of $1,053.1 million (at fair value) consisted of 41 portfolio companies and was invested 43% in senior secured loans, 21% in senior secured notes, 21% in equity investments, 11% in unsecured or subordinated debt securities, and 4% in cash and cash equivalents. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $22.6 million at

June 30, 2013. Our largest portfolio company investment by value was approximately $58.2 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at June 30, 2013. At December 31, 2012, our portfolio of $1,070.7 million (at fair value) consisted of 47 portfolio companies was invested 52% in senior secured loans, 18% in senior secured notes, 16% in unsecured or subordinated debt securities, 13% in equity investments and 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $26.9 million at December 31, 2012. Our largest portfolio company investment by value was approximately $57.0 million and our five largest portfolio company investments by value comprised approximately 23% of our portfolio at December 31, 2012.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.2% at June 30, 2013 and 12.6% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.6% and 13.3%, respectively, at June 30, 2013, versus 11.9% and 13.6%, at December 31, 2012. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.1% at June 30, 2013 and 12.2% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.5% and 13.2%, respectively, at June 30, 2013, versus 11.4% and 13.5%, at December 31, 2012. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

At June 30, 2013, 41.6% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 58.4% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 41.0% at June 30, 2013. At December 31, 2012, 45.0% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 54.9% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 40.2% at December 31, 2012.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.16 at June 30, 2013 and 1.20 at December 31, 2012. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Grade 1	$868,854,664	$890,646,222
Grade 2	119,523,181	127,996,599
Grade 3	19,778,000	42,176,795
Grade 4	634,590	597,510
Not Rated	430,415	180,415

Total investments	$1,009,220,850	$1,061,597,541

Results of operations

Results comparisons for the three months ended June 30, 2013 and 2012.

Investment income

Investment income totaled $36,136,223 and $35,466,277, respectively, for the three months ended June 30, 2013 and 2012, of which $22,587,827 and $23,035,790 were attributable to interest and fees on senior secured loans, $12,927,881 and $12,088,750 to interest earned on other debt securities, $616,589 and, $339,282 to dividends from equity securities and $3,926 and $2,455 to interest earned on cash equivalents, respectively. The increase in investment income for the three months ended June 30, 2013 is primarily attributable to prepayment fees collected from the early repayments of portfolio investments.

For the three months ended June 30, 2013, fee income included $5,075,093 from fees earned on capital structuring fees, amortization, as well as prepayment penalties in connection with the early repayments of loans. Interest income earned is comprised of cash interest of approximately 93% as well as PIK interest of approximately 7%. The increase in fee income for the three months ended June 30, 2013 is primarily attributable to prepayment fees collected from the early repayments of portfolio investments during the three months ended June 30, 2013.

Expenses

Expenses for the three months ended June 30, 2013 and 2012 were $14,916,369 and $13,083,040, respectively, which consisted of $5,189,226 and $5,522,189 in base management fees, $4,915,024 and $5,024,200 in interest and credit facility fees, $2,069,605 and zero of incentive management fees, $496,542 and $627,780 in amortization of debt issuance costs, $482,745 and $488,961 in Advisor expenses, $476,223 and $384,677 in professional fees, $181,825 and $170,203 in administrative services, $161,500 and $112,797 in director fees and $943,679 and $752,233 in other expenses, respectively. The increase in total expenses during the current period reflects an increase in incentive management fees, partially offset by a decrease in base management fees.

Net investment income

Net investment income was $21,219,854 and $22,383,237 for the three months ended June 30, 2013 and 2012, respectively. The decrease is primarily attributable to an increase in incentive fees during the current period.

Net realized gain or loss

Net realized loss was $58,394,366 for the three months ended June 30, 2013. Net realized loss of

$59,000,134 was almost entirely attributable to losses relating to the restructuring of our investments in AGY Holding Corp., Bankruptcy Management Solutions, Inc. and Dial Global, Inc. et. al. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. This loss was offset by a $605,768 net realized gain on foreign currency transactions. Net realized loss of $75,915,238 for the three months ended June 30, 2012 was the result of $75,506,101 in net losses realized from the disposition of our investments and $409,137 in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2013 and 2012, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $49,197,909 and $74,514,141, respectively. The majority of the increase in net unrealized appreciation for the three months ended June 30, 2103 is attributable to reversals due to the restructurings of our investments during the period, offset by a net unrealized foreign currency loss of $635,863. For the three months ended June 30, 2012, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $74,514,141 which was comprised of a decrease in net unrealized depreciation on investments of $73,734,512 and a net unrealized foreign currency translation gain of $779,629.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended June 30, 2013 and 2012 was an increase of $12,023,397 and $20,982,140, respectively. As compared to the prior period, the decrease primarily reflects an increase in net realized and unrealized losses.

Results comparisons for the six months ended June 30, 2013 and 2012.

Investment income

Investment income totaled $67,265,725 and $68,672,942, respectively, for the six months ended June 30, 2013 and 2012, of which $39,892,595 and $45,577,434 were attributable to interest and fees on senior secured loans, $26,706,883 and $22,423,219 to interest earned on other debt securities, $660,024 and $667,312 to dividends from equity securities and $6,223 and $4,977 to interest earned on cash equivalents, respectively. The decrease in investment income for the six months ended June 30, 2013 is primarily attributable to a decrease in interest income due to early repayments of investments, offset by an increase in fee income.

Expenses

Expenses for the six months ended June 30, 2013 and 2012 were $33,081,793 and $27,265,493, respectively, which consisted of $10,539,182 and $10,912,637 in base management fees, $9,673,040 and $9,737,143 in interest and credit facility fees, $7,333,715 and $2,213,859 in incentive management fees, $862,548 and $1,255,559 in amortization of debt issuance costs, $1,040,843 and $852,646 in Advisor expenses, $1,106,420 and $503,531 in professional fees, $433,141 and $252,534 in administrative services, $279,500 and $233,563 in director fees and $1,813,404 and $1,304,021 in other expenses, respectively. The increase in total expenses during the current period reflects an increase in incentive management fees, partially offset by a decrease in base management fees.

Net investment income

Net investment income was $34,183,932 and $41,407,449 for the six months ended June 30, 2013 and 2012, respectively. The decrease is primarily attributable to a decrease in investment income, partially offset by a decrease in base management fees and an increase in incentive management fees.

Net realized gain or loss

Net realized loss of $58,181,024 for the six months ended June 30, 2013 was the result of $58,947,951 in net losses realized from the disposition and of our investments and $766,927 in net gain realized on foreign currency transactions. Net realized loss on investments for the six months ended June 30, 2013 resulted primarily from the restructurings of our investments in three existing portfolio investments, AGY Holding Corp., Bankruptcy Management Solutions, Inc. and Dial Global, Inc. et. al. The majority of net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods. Net realized loss of $76,233,207 for the six months ended June 30, 2012 was the result of $75,653,495 in net losses realized from the disposition of our investments and $579,712 in net loss realized on foreign currency transactions. Net realized loss on investments for the six months ended June 30, 2012 resulted primarily from the disposition or restructurings of our investments in Big Dumpster, Acquisition, Inc. et al. and WBS Group Holdings, LLC. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2013 and 2012, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $65,817,628 and $76,106,142, respectively. The majority of the increase in net unrealized appreciation for the six months ended June 30, 2013 is attributable to reversals due to the restructurings of our investments during the period, offset by a net unrealized foreign currency loss of $385,833. For the six months ended June 30, 2012, the change in net unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $76,106,142 which was comprised of a decrease in net unrealized depreciation on investments of $74,627,735 and a net unrealized foreign currency translation gain of $1,478,407.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations for the six months ended June 30, 2013 and 2012 was an increase of $41,820,536 and $41,280,384, respectively. The increase primarily reflects a decrease in investment income, an increase in total expenses and an increase in net realized and unrealized gain.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June, 2012
GAAP Basis:
Net Investment Income	$21,219,854	$22,383,237	$34,183,932	$41,407,449
Net Investment Income per share	0.29	0.30	0.46	0.56

Addback: GAAP incentive management fee expense based on Gains	1,695,021	—	5,415,747	—
Addback: GAAP incentive management fee expense based on Income	374,584	—	1,917,968	2,213,859

Pre-Incentive Fee[1]:
Net Investment Income	$23,289,459	$22,383,237	$41,517,647	$43,621,308
Net Investment Income per share	0.31	0.30	0.56	0.59

Less: Incremental incentive management fee expense based on Income	4,178,233	3,822,955	6,276,473	6,412,379

As Adjusted[2]:
Net Investment Income	$19,111,226	$18,560,282	$35,241,174	$37,208,929
Net Investment Income per share	0.26	0.25	0.48	0.51

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

Financial condition, liquidity and capital resources

During the six months ended June 30, 2013, we generated operating cash flows primarily from loan repayments, interest earned and fees received on senior secured loans and other debt securities, as well as from sales and unsettled purchases of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities during the six months ended June 30, 2013 was $101,402,487. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $41,820,536, and net proceeds from repayments (net of purchases of $231,841,523) of $71,488,551 which was partially offset by the net change in unrealized appreciation on investments.

Net cash used in financing activities during the six months ended June 30, 2013 was $66,673,105. Our primary use of cash for financing activities was $30,802,868 in repayments net of borrowings under the Credit Facility, Convertible Notes and Term Loan. An additional use of cash for financing activities was $35,870,237 of dividend distributions.

On June 7, 2013, the Company entered into a Senior Secured Term Loan Credit Agreement (“Term Loan”) which has a principal amount of $10,000,000. The Term Loan has a stated maturity date of May 31, 2018. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.75%.

On March 13, 2013 the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (“Credit Facility”) which has an initial aggregate principal amount of up to $350,000,000 and canceled the prior credit facility and the related term loan that were outstanding at December 31, 2012. The Credit Facility has a stated maturity date of March 13, 2017. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.50%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

On February 19, 2013 the Company closed a private offering of $100,000,000 in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15,000,000 in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115,000,000 in aggregate principal amount of the Convertible Notes has been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $111,300,000. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended pursuant to Rule 144A under the Securities Act.

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2013 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$16.0	$—	$—	$16.0	$—
Term Loan	10.0	—	—	10.0	—
Senior Secured Notes	175.0	—	158.0	17.0	—
Convertible Notes	113.9	—	—	113.9	—
Interest and Credit Facility Fees Payable	7.8	7.8	—	—	—

(1)	At June 30, 2013, $334.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2013.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions or at a particular level. The following table lists the quarterly dividend per share from our common stock since June 2011.

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the six months ended June 30, 2013 and 2012, dividends reinvested pursuant to our dividend reinvestment plan totaled $2,555,920 and $2,984,740, respectively.

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

Recent developments

On July 31, 2013, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on October 3, 2013 to stockholders of record at the close of business on September 19, 2013.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2013, 41.6% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2013, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 41.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the six months ended June 30, 2013 and 2012, we did not engage in any interest rate hedging activity.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: August 1, 2013	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: August 1, 2013	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer