Form 10-Q
period 2013-09-30
BlackRock Kelso Capital CORP
filed 2013-11-07
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 6, 2013 was 74,402,185.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $791,002,833 and $849,028,227)	$802,818,060	$850,511,125
Non-controlled, affiliated investments (cost of $98,337,878 and $50,983,674)	143,726,372	67,750,172
Controlled investments (cost of $149,890,939 and $137,337,392)	192,543,797	143,336,244

Total investments at fair value (cost of $1,039,231,650 and $1,037,349,293)	1,139,088,229	1,061,597,541
Cash and cash equivalents	13,727,451	9,122,141
Unrealized appreciation on forward foreign currency contracts	—	369,417
Receivable for investments sold	10,357,911	504,996
Interest receivable	18,739,382	14,048,248
Prepaid expenses and other assets	11,666,665	4,375,527

Total Assets	$1,193,579,638	$1,090,017,870

Liabilities
Payable for investments purchased	$30,675,753	$440,243
Debt	412,919,440	346,850,000
Interest payable	3,365,354	5,277,132
Dividend distributions payable	19,302,790	19,196,418
Base management fees payable	5,286,986	5,626,893
Incentive management fees payable	20,269,011	20,277,930
Accrued administrative services	221,967	277,000
Other accrued expenses and payables	5,238,135	4,692,562

Total Liabilities	497,279,436	402,638,178

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 75,667,000 and 75,257,888 issued and 74,241,493 and 73,832,381 outstanding	75,667	75,258
Paid-in capital in excess of par	922,588,375	917,534,577
Distributions in excess of taxable net investment income	(37,031,405)	(22,291,022)
Accumulated net realized loss	(277,308,567)	(219,270,607)
Net unrealized appreciation	97,452,808	20,808,162
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	696,300,202	687,379,692

Total Liabilities and Net Assets	$1,193,579,638	$1,090,017,870

Net Asset Value Per Share	$9.38	$9.31

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$21,370,250	$27,543,637	$73,117,037	$81,802,597
Non-controlled, affiliated investments	3,876,098	1,037,387	5,958,969	4,053,330
Controlled investments	2,702,931	3,071,070	7,641,475	6,501,767

Total interest income	27,949,279	31,652,094	86,717,481	92,357,694
Fee income:
Non-controlled, non-affiliated investments	29,875	8,369,140	7,578,694	15,457,315
Non-controlled, affiliated investments	—	602,344	—	735,708
Controlled investments	2,350,000	57,679	2,638,680	136,170

Total fee income	2,379,875	9,029,163	10,217,374	16,329,193

Dividend income:
Non-controlled, non-affiliated investments	640,163	38,845	1,226,348	706,157
Non-controlled, affiliated investments	413,302	—	487,141	—
Controlled investments	—	—	—	—

Total dividend income	1,053,465	38,845	1,713,489	706,157

Total investment income	31,382,619	40,720,102	98,648,344	109,393,044

Expenses:
Incentive management fees	9,358,529	2,963,803	16,692,244	5,177,662
Interest and credit facility fees	5,455,017	5,180,706	15,128,057	14,917,849
Base management fees	5,286,986	5,964,904	15,826,168	16,877,541
Amortization of debt issuance costs	568,678	634,677	1,431,226	1,890,236
Professional fees	541,180	577,051	1,647,600	1,080,582
Investment advisor expenses	479,871	511,774	1,520,714	1,364,420
Director fees	194,500	113,500	474,000	347,063
Administrative services	174,288	164,074	607,429	416,608
Other	449,909	671,341	2,263,313	1,975,362

Total expenses	22,508,958	16,781,830	55,590,751	44,047,323

Net Investment Income	8,873,661	23,938,272	43,057,593	65,345,721

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	307,321	(4,417)	(25,980,491)	(75,340,007)
Non-controlled, affiliated investments	—	2,441,751	21	2,123,846
Controlled investments	769,604	—	(31,890,556)	—
Foreign currency	(933,861)	362,009	(166,934)	(217,703)

Net realized gain (loss)	143,064	2,799,343	(58,037,960)	(73,433,864)

Net change in unrealized appreciation or depreciation:
Non-controlled, non-affiliated investments	(408,094)	(1,814,151)	21,595,785	77,069,859
Non-controlled, affiliated investments	4,602,853	5,287,500	28,621,996	6,300,604
Controlled investments	6,507,911	(14,735,396)	26,688,350	(20,004,775)
Foreign currency translation	124,348	(1,146,461)	(261,485)	331,946

Net change in unrealized appreciation or depreciation	10,827,018	(12,408,508)	76,644,646	63,697,634

Net realized and unrealized gain (loss)	10,970,082	(9,609,165)	18,606,686	(9,736,230)

Net Increase in Net Assets Resulting from Operations	$19,843,743	$14,329,107	$61,664,279	$55,609,491

Net Investment Income Per Share - basic	$0.12	$0.32	$0.58	$0.89

Earnings Per Share - basic	$0.27	$0.19	$0.83	$0.76

Basic and Diluted Weighted-Average Shares Outstanding - basic	74,239,932	73,692,104	74,099,028	73,555,011

Net Investment Income Per Share - diluted	$0.12	$0.32	$0.57	$0.89

Earnings Per Share - diluted	$0.26	$0.19	$0.80	$0.76

Basic and Diluted Weighted-Average Shares Outstanding - diluted	84,136,659	73,692,104	82,183,168	73,555,011
Dividends Declared Per Share	$0.26	$0.26	$0.78	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Net Increase in Net Assets Resulting from Operations:
Net investment income	$43,057,593	$65,345,721
Net realized gain (loss)	(58,037,960)	(73,433,864)
Net change in unrealized appreciation or depreciation	76,644,646	63,697,634

Net increase in net assets resulting from operations	61,664,279	55,609,491

Dividend Distributions to Stockholders from:
Net investment income	(57,797,976)	(57,375,884)

Capital Share Transactions:
Equity component of convertible debt	1,189,747	—
Reinvestment of dividends	3,864,460	4,291,772

Net increase in net assets resulting from capital share transactions	5,054,207	4,291,772

Total Increase in Net Assets	8,920,510	2,525,379
Net assets at beginning of period	687,379,692	701,008,849

Net assets at end of period	$696,300,202	$703,534,228

Capital Share Activity:
Shares issued from reinvestment of dividends	409,112	484,529

Net increase in shares outstanding	409,112	484,529

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Operating Activities:
Net increase in net assets resulting from operations	$61,664,279	$55,609,491
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(7,902,257)	(3,177,221)
Net amortization on investments	(13,105,237)	(11,364,420)
Amortization of debt issuance costs	1,431,226	1,890,236
Net change in unrealized on investments	(76,906,131)	(63,365,688)
Net change in unrealized on foreign currency translation	261,485	(331,946)
Net realized (gain) loss on investments	56,913,656	73,216,161
Net realized (gain) loss on foreign currency	166,934	217,703
Changes in operating assets:
Purchase of investments	(357,071,616)	(235,299,728)
Purchase of foreign currency contracts - net	(59,002)	(220,986)
Proceeds from disposition of investments	319,283,096	203,491,979
Change in receivable for investments sold	(9,852,915)	2,530,110
Change in interest receivable	(4,691,134)	(6,397,850)
Change in dividends receivable	—	(317,146)
Change in prepaid expenses and other assets	(8,722,364)	(92,350)
Changes in operating liabilities:
Change in payable for investments purchased	30,235,510	1,119,625
Change in interest payable	(1,911,778)	(3,034,453)
Change in management fees payable	(339,907)	671,149
Change in incentive management fees payable	(8,919)	(8,914,356)
Change in accrued administrative services	(55,033)	20,424
Change in other accrued expenses and payables	1,843,373	310,598

Net cash provided by (used in) operating activities	(8,826,734)	6,561,332

Financing Activities:
Dividend distributions paid in cash	(53,827,143)	(52,963,972)
Proceeds from debt	388,840,837	225,900,000
Repayments of debt	(321,581,650)	(184,300,000)

Net cash provided by (used in) financing activities	13,432,044	(11,363,972)

Effect of exchange rate changes on cash	—	393

Net increase (decrease) in cash	4,605,310	(4,802,247)
Cash and cash equivalents, beginning of period	9,122,141	7,778,993

Cash and cash equivalents, end of period	$13,727,451	$2,976,746

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$15,997,777	$17,289,778
Taxes	$493,801	$1,503,347
Dividend distributions reinvested	$3,864,459	$4,291,772

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

September 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—31.4%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,568,872	$15,000,000
AGY Holding Corp., Second Lien(d)(i)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	19,309,254	19,151,000
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	20,000,000	19,653,586	19,800,000
American Residential Services L.L.C. et al., Second Lien(i)	HVAC/ Plumbing Services	12.00%	4/15/15	46,000,000	45,772,112	46,000,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,178,885	34,376,440
Gastar Exploration USA Inc., Second Lien(i)	Energy	8.63%	5/15/18	1,680,000	1,591,540	1,621,200
Sizzling Platter LLC et al., First Lien(i)	Restaurants	12.25%	4/15/16	30,000,000	29,454,642	30,600,000
TriMark USA, LLC., Second Lien(n)(o)	Food Service Equipment	13.00%	6/29/16	51,882,110	51,882,110	51,882,110

Total Senior Secured Notes					221,411,001	218,430,750

Unsecured Debt—10.0%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	12/14/18	21,000,000	21,000,000	21,000,000
Red Apple Stores Inc.(f)(g)(p)	Discount Stores	18.00%	7/11/17	5,209,207	5,209,207	5,209,207
SVP Worldwide Ltd.(g)(o)(p)	Consumer Products	14.00%	6/27/18	44,057,461	44,057,461	43,616,885

Total Unsecured Debt					70,266,668	69,826,092

Subordinated Debt—7.7%
A & A Manufacturing Co., Inc.(o)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
The Pay-O-Matic Corp.(o)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					53,395,314	53,395,314

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—78.7%(e)
AGY Holding Corp., Second Lien(d)	Glass Yarns/Fibers	12.00%	9/15/16	$7,964,650	$7,964,650	$7,964,650
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	70,136	—	—
Alpha Media Group Inc., First Lien(o)	Publishing	12.00%	7/15/16	6,093,448	4,321,548	550,000
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,186,747	41,186,747	38,715,542
Arclin US Holdings Inc., Second Lien(g)(n)(p)	Chemicals	7.75%	1/15/15	3,460,581	3,236,090	3,460,581
Ascend Learning, LLC, Second Lien(n)	Education	11.50%	12/6/17	20,000,000	20,000,000	20,000,000
Attachmate Corporation et al., Second Lien(n)	Software	11.00%	11/22/18	29,191,324	28,713,051	29,191,324
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	4.50%	6/27/17	1,656,250	1,547,930	1,590,000
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)	Financial Services	7.00%	6/27/18	12,238,196	10,035,187	10,402,467
BBTS Borrower LP, First Lien(n)	Energy	7.75%	6/4/19	4,935,000	4,888,033	5,009,025
Citrus Energy Appalachia, LLC, Second Lien(n)	Energy	9.75%	7/26/18	27,857,143	27,016,708	27,016,708
Dial Global, Inc. et. al., Priority Second Lien	Media & Entertainment	12.00%	7/21/17	32,130,000	32,130,000	32,130,000
Dial Global, Inc. et. al., Term Loan A, Second Lien(o)	Media & Entertainment	6.00%	4/16/18	7,710,172	7,710,172	7,710,172
Dial Global, Inc. et. al., Term Loan B, Second Lien(o)	Media & Entertainment	22.45%	4/16/18	8,300,979	8,300,979	8,300,979
K2 Pure Solutions Nocal, L.P. First Lien(n)	Chemicals	10.00%	8/19/19	20,000,000	19,607,851	19,607,851
MediMedia USA, Inc., First Lien(n)	Information Services	8.00%	11/20/18	9,975,000	9,693,601	9,675,750
MediMedia USA, Inc., Second Lien(n)	Information Services	12.25%	11/20/19	60,000,000	58,290,762	58,200,000
Penton Media, Inc. et al., First Lien(d)(n)(o)	Information Services	6.00%	8/1/14	23,504,760	23,504,760	23,504,760
Pre-Paid Legal Services, Inc., First Lien(n)	Legal Services	6.25%	7/1/19	9,516,129	9,424,294	9,516,129
Pre-Paid Legal Services, Inc., Second Lien(n)	Legal Services	9.75%	7/1/20	25,000,000	24,636,216	25,000,000
Red Apple Stores Inc., Second Lien(f)(g)(p)	Discount Stores	16.00%	1/11/17	20,000,000	20,000,000	20,000,000
Road Infrastructure Investment, LLC, Second Lien(n)	Manufacturing	10.25%	9/30/18	15,000,000	14,822,481	15,000,000
Royal Adhesives and Sealants, LLC, Second Lien(n)	Chemicals	9.75%	1/31/19	6,000,000	5,883,353	5,883,353
Shoreline Energy LLC, Second Lien(n)	Energy	10.25%	3/30/19	30,000,000	29,100,000	29,100,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	$50,000,000	$50,000,000	$51,000,000
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	6.25%	6/30/15	5,015,119	4,920,223	4,814,510
Water Pik, Inc., Second Lien(n)	Consumer Products	9.75%	1/8/21	22,500,000	21,518,260	21,518,260
WBS Group LLC, First Lien(f)(n)	Software	6.50%	6/30/14	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/14	24,999,000	24,581,705	24,999,000
Wellbiz Brands, Inc. (Fitness Together Franchise Corp.), First Lien(o)	Personal Fitness	11.50%	11/10/13	4,523,577	4,523,577	4,523,577
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	8.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					551,433,329	548,259,789

Preferred Stock—5.5%
Advantage Insurance Holdings, Ltd.(d)(g)(i)(p)	Insurance	8.00%		500,000	5,000,000	5,000,000
Alpha Media Group Holdings Inc., Series A-2(c)	Publishing			5,000	—	—
Dial Global, Inc. et. al.	Media & Entertainment	15.00%		35,871	17,196,098	14,226,238
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Glass Yarns/Fibers	20.00%		22,960	4,785,036	4,441,920
Progress Financial Corporation, Series F-1(c)	Financial Services			963,710	740,313	1,106,674
Progress Financial Corporation, Series G(c)	Financial Services			1,758,256	2,013,112	2,019,088
USI Senior Holdings, Inc. (United Subcontractors)(c)(d)	Building and Construction			209,419	3,812,635	6,282,571
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)(d)	Printing/ Publishing	15.00%		4,809	5,026,392	5,027,761

Total Preferred Stock					38,573,586	38,104,252

Common Stock—18.0%(c)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(p)	Chemicals			450,532	9,722,203	16,700,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services			368,124	16,654,505	16,922,660
ECI Holdco, Inc., Class A-1(f)	Electronics			19,040,132	19,027,697	59,214,810
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	8,500,000
Red Apple Stores Inc.(f)(g)(h)	Discount Stores			8,756,859	8,512,095	8,512,095
Tygem Holdings, Inc., Class A	Metals			30,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			209,419	$3,814,281	$15,704,331

Total Common Stock					62,730,781	125,553,896

Limited Partnership/Limited Liability Company Interests—8.7%
ARS Investment Holdings, LLC(c)(j)	HVAC/Plumbing Services			102,601	—	990,000
DynaVox Systems Holdings, LLC(c)(k)	Augmentative Communication Products			272,369	758,069	24,513
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	1,500,000	1,736,047
Marquette Transportation Company Holdings, LLC(c)(l)	Transportation			25,000	5,000,000	2,261,000
Marsico Holdings, LLC(c)(i)	Financial Services			91,445	1,848,077	7,803
Penton Business Media Holdings, LLC(c)(d)	Information Services			226	9,050,000	33,815,325
PG Holdco, LLC	Healthcare Services	15.00%		333	416,240	416,240
PG Holdco, LLC, Class A(c)	Healthcare Services			16,667	166,667	337,670
Sentry Security Systems Holdings, LLC(c)	Security Services			147,271	147,271	16,217
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	1,005,563	1,005,563
VSS-AHC Holdings LLC (Advanstar Global LLC)(c)(d)	Printing/ Publishing			884,716	6,150,647	9,519,544
WBS Group LLC(c)(f)(m)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(c)(f)	Restaurants			350,000	9,260,324	4,564,000

Total Limited Partnership/Limited Liability Company Interests					35,303,858	60,750,705

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2013

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—3.6%(c)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	$403,815	$4,658,497
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	323,052	4,666,895
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	4,078,743
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	4,090,324
Bankruptcy Management Solutions, Inc., Tranche A(f)	Financial Services		expire 6/27/18	28,464	375,040	378,856
Bankruptcy Management Solutions, Inc., Tranche B(f)	Financial Services		expire 6/27/19	30,654	342,295	345,164
Bankruptcy Management Solutions, Inc., Tranche C(f)	Financial Services		expire 6/27/20	45,981	468,803	473,604
Dial Global, Inc. et. al., 7.5%	Media & Entertainment		expire 4/16/18	4,624,213	—	530,997
Dial Global, Inc. et. al., 12.0%	Media & Entertainment		expire 4/16/18	3,888,543	—	—
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC (i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	4,767,868	2,616,265	4,963,936
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	500,000

Total Equity Warrants/Options					6,117,113	24,767,431

TOTAL INVESTMENTS—163.6%					$1,039,231,650	1,139,088,229

OTHER ASSETS & LIABILITIES (NET)—(63.6)%						(442,788,027)

NET ASSETS—100.0%						$696,300,202

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at September 30, 2013.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 68% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 67% of such senior secured loans have floors of 1.00% to 1.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2013 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							Nine Months Ended September 30, 2013
Non-controlled, Affiliated Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2013		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings, Ltd.
Preferred Stock	$—	$5,000,000	$—	$—	$5,000,000		$—	$—	$—	$—
AGY Holding Corp.:
Senior Secured Note	—	19,309,254	—	(158,254)	19,151,000	†	—	776,673	—	—
Senior Secured Loan	—	7,964,650	—	—	7,964,650	†	—	252,213	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	—	4,785,036	—	(343,116)	4,441,920	†	—	—	—	269,748
M&M Tradition Holdings Corp.
Common Stock	6,250,000	—	—	2,250,000	8,500,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	22,111,124	—	—	11,704,201	33,815,325		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	20,822,342	3,834,740	(182,432)	(969,890)	23,504,760		—	4,591,336	—	—
United Subcontractors, Inc.
Senior Secured Loan	3,242,631	1,440,549	—	131,330	4,814,510		21	338,747	—	—
USI Senior Holdings, Inc.:
Common Stock	3,485,140	88,832	(344)	12,130,703	15,704,331		—	—	—	—
Preferred Stock	4,934,133	87,527	—	1,260,911	6,282,571		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	—	5,026,392	—	1,369	5,027,761		—	—	—	217,393
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	6,904,802	—	—	2,614,742	9,519,544		—	—	—	—

Totals	$67,750,172	$47,536,980	$(182,776)	$28,621,996	$143,726,372		$21	$5,958,969	$—	$487,141

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2013 represents 20.6% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 25% of the Company’s net assets at September 30, 2013.
(j)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(k)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.
(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 7.1% of interest income earned for the nine months ended September 30, 2013. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

							Nine Months Ended September 30, 2013
Controlled Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2013		Net Realized Gain (Loss)	Interest Income	Fee Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,960,000	$2,148,723	$(2,343,750)	$(174,973)	$1,590,000		$216,666	$102,513	$258,705
Senior Secured Loan, First Lien, B	17,148,766	32,000,130	(35,674,612)	(3,071,817)	10,402,467		2,269,456	2,430,298	100,000
Senior Secured Loan, Second Lien	7,703,412	406,328	(25,556,717)	17,446,977	—	†	(24,547,868)	494,976	—
Common Stock	—	16,658,378	(3,873)	268,155	16,922,660		(9,600,072)	—	—
Warrants	—	1,216,827	(30,689)	11,486	1,197,624		(396,273)	—	—
BKC CSP Blocker, Inc.
Common Stock	—	167,401	(167,401)	—	—		167,401	—	—
ECI Holdco, Inc.
Common Stock	47,981,132	—	—	11,233,678	59,214,810		—	—	—
Red Apple Stores, Inc.:
Unsecured Debt	—	5,209,207	—	—	5,209,207	††	—	209,207	—
Senior Secured Loan	—	20,000,000	—	—	20,000,000	††	—	728,890	1,250,000
Common Stock	—	8,512,095	—	—	8,512,095	††	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	1,313,763	1,000,000
Senior Secured Loan, Second Lien	24,999,000	117,789	(140,633)	22,844	24,999,000		134	1,973,332	29,975
Limited Liability Co. Interest	6,056,783	—	—	—	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	—	6,590,896		—	388,496	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	3,612,000	—	—	952,000	4,564,000		—	—	—

Totals	$143,336,244	$86,436,878	$(63,917,675)	$26,688,350	$192,543,797		$(31,890,556)	$7,641,475	$2,638,680

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at September 30, 2013.
††	Investment moved into controlled category during the period.

The aggregate fair value of controlled investments at September 30, 2013 represents 27.7% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	$5,000,000	$6,250,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			164,471	3,725,793	3,485,140

Total Common Stock					47,075,765	72,341,231

Limited Partnership/Limited Liability Company Interests—7.1%
ARS Investment Holdings, LLC(k)(s)	HVAC/Plumbing Services			102,601	—	790,000
DynaVox Systems Holdings, LLC(m)(s)	Augmentative Communication Products			272,369	758,069	100,777
Higginbotham Investment Holdings, LLC(s)	Insurance			1,163	1,500,000	1,500,000
Marquette Transportation Company Holdings, LLC(n)(s)	Transportation			25,000	5,000,000	6,169,000
Marsico Holdings, LLC(i)(s)	Financial Services			91,445	1,848,077	143,569
Penton Business Media Holdings, LLC(d)(s)	Information Services			226	9,050,000	22,111,124
PG Holdco, LLC (Press Ganey)	Healthcare Services	15.00%		333	374,585	374,585
PG Holdco, LLC (Press Ganey), Class A(s)	Healthcare Services			16,667	166,667	317,477
Sentry Security Systems Holdings, LLC(s)	Security Services			147,271	147,271	8,264
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	948,786	948,786
VSS-AHC Holdings LLC (Advanstar Global LLC)(d)(s)	Printing/ Publishing			884,716	6,150,647	6,904,802
WBS Group LLC (f)(o)(s)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(f)(s)	Restaurants			350,000	9,260,324	3,612,000

Total Limited Partnership/Limited Liability Company Interests					35,205,426	49,037,167

Equity Warrants/Options—2.4%(s)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire 1/15/14	230,159	403,815	3,743,759

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Arclin Cayman Holdings Ltd., Tranche 2(g)(p)	Chemicals		expire 1/15/15	230,159	$323,052	$3,802,514
Arclin Cayman Holdings Ltd., Tranche 3(g)(p)	Chemicals		expire 1/15/14	230,159	484,578	3,189,738
Arclin Cayman Holdings Ltd., Tranche 4(g)(p)	Chemicals		expire 1/15/15	230,159	403,815	3,303,049
Bankruptcy Management Solutions, Inc.(f)	Financial Services		expire 10/1/17	23,046	365,584	—
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC(i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	3,761,553	1,202,472	2,124,519
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	100,000

Total Equity Warrants/Options					3,882,766	16,343,994

TOTAL INVESTMENTS—154.4%					$1,037,349,293	1,061,597,541

OTHER ASSETS & LIABILITIES (NET)—(54.4)%						(374,217,849)

NET ASSETS—100.0%						$687,379,692

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 69% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 61% of such senior secured loans have floors of 1.00% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2012 of all contracts within the specified loan facility.
(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Principal amount is denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 23.5% of the Company’s net assets at December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2012
Non-controlled, Affiliated Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2012		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanstar Global LLC
Limited Liability Co. Interest	$—	$5,855,188	$—	$1,049,614	$6,904,802	††	$—	$—	$—	$—
Conney Safety Products, LLC
Subordinated Debt	25,582,734	735,708	(25,582,733)	(735,709)	—	†	—	2,137,580	735,708	—
Conney Prime Holdings LLC
Limited Liability Co. Interest	1,785,488	—	(4,742,576)	2,957,088	—	†	2,415,317	—	—	—
M&M Tradition Holdings Corp.
Common Stock	7,250,000	—	—	(1,000,000)	6,250,000		—	—	—	2,500,000
MGHC Holding Corporation:
Common Stock	224,200	—	(1,223,666)	999,466	—	†	(51,302)	—	—	—
Warrants	—	—	(136,297)	136,297	—	†	(136,297)	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	20,321,858	—	—	1,789,266	22,111,124		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	8,067,187	10,921,947	(172,396)	2,005,604	20,822,342		3	2,572,608	—	—
United Subcontractors, Inc.
Senior Secured Loan	1,809,875	1,594,303	(178,130)	16,583	3,242,631		(4,006)	255,002	—	—
USI Senior Holdings, Inc.:
Common Stock	5,994,457	99,635	(3,762,412)	1,153,460	3,485,140		(344)	—	—	—
Preferred Stock	—	3,725,108	—	1,209,025	4,934,133		—	—	—	—

Totals	$71,035,799	$22,931,889	$(35,798,210)	$9,580,694	$67,750,172		$2,223,371	$4,965,190	$735,708	$2,500,000

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2012.
††	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2012 represents 9.9% of the Company’s net assets.

(j)	The Company is sole stockholder of BKC CSP Blocker, Inc., a consolidated subsidiary and thus a controlled investment.
(k)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of American SportWorks LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2012
Controlled Investments	Fair Value at December 31, 2011	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2012		Net Realized Gain (Loss)	Interest Income	Fee Income
American SportWorks LLC
Senior Secured Loan	$3,550,900	$—	$(8,000,000)	$4,449,100	$—	†	$(7,391,074)	$—	$—
ASW International LLC(l)
Limited Liability Co. Interest	—	—	(7,428,827)	7,428,827	—	†	(7,428,827)	—	—
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	1,948,000	157,842	—	(145,842)	1,960,000		—	168,256	157,843
Senior Secured Loan, First Lien, B	15,512,497	3,402,401	(187,575)	(1,578,557)	17,148,766		—	3,379,989	—
Senior Secured Loan, Second Lien	21,992,702	2,872,037	—	(17,161,327)	7,703,412		—	2,985,806	—
Common Stock	1,772,470	—	—	(1,772,470)	—		—	—	—
Warrants	4,190	—	—	(4,190)	—		—	—	—
BKC CSP Blocker, Inc.(j)
Common Stock	—	—	—	—	—	†	—	—	—
ECI Holdco, Inc.
Common Stock	42,444,480	178,861	—	5,357,791	47,981,132		—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	—	27,284,255	—	—	27,284,255		—	870,035	—
Senior Secured Loan, Second Lien	—	25,461,454	—	(462,454)	24,999,000		—	1,766,157	35,849
WBS Group LLC
Limited Liability Co. Interest	—	7,492,304	—	(1,435,521)	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	—	6,790,896	(200,000)	—	6,590,896		—	397,411	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	—	9,260,324	—	(5,648,324)	3,612,000		—	—	—

Totals	$87,225,239	$82,900,374	$(15,816,402)	$(10,972,967)	$143,336,244		$(14,819,901)	$9,567,654	$193,692

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
***	For the year ended December 31, 2012.
†	Investment no longer held at December 31, 2012.

The aggregate fair value of controlled investments at December 31, 2012 represents 20.9% of the Company’s net assets.

(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(q)	Interest may be paid in cash or PIK which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 4.5% of interest income earned for the year ended December 31, 2012. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(r)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(s)	Non-income producing equity securities at December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Notes to Consolidated Financial Statements (Unaudited)

1. Organization

BlackRock Kelso Capital Corporation and subsidiaries (the “Company”) was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company and as an investment advisor (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”). The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

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

2. Significant accounting policies

Basis of Presentation

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included.

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

The Company may pay distributions in excess of its taxable net investment income. This information would be disclosed in the Company’s annual Form 10-K as part of the required RIC tax disclosures. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amounts disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income are $37,031,405 and $22,291,022 at September 30, 2013 and December 31, 2012, respectively.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). These disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and to disclose instruments and transactions subject to a master netting or similar agreement. ASU 2011-11 was effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of ASU 2011-11 did not have a material impact on the Company’s disclosures, which has been reflected in the notes to these consolidated financial statements.

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

For the three and nine months ended September 30, 2013, the Advisor earned $5,286,986 and $15,826,168, respectively, in Management Fees under the Management Agreement. For the three and nine months ended September 30, 2012, the Advisor earned $5,964,904 and $16,877,541, respectively, in Management Fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended September 30, 2013 and 2012 was determined by reference to the four quarter periods ended on September 30, 2013 and 2012, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and nine months ended September 30, 2013 the Advisor earned zero and $1,917,968 respectively. For the three and nine months ended September 30, 2012, the Advisor earned zero and $2,213,859, respectively, in Incentive Fees based on Income from the Company.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains incentive fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we record a capital gains incentive fee equal to 20% of such amount, less the amount of capital gains related incentive fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may result in an additional expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Investment Advisers Act of 1940 or the Management Agreement. Amounts actually paid will be consistent with the Advisers Act which specifically excludes consideration of unrealized capital appreciation.

The capital gains fee due to the Advisor as calculated under the Management Agreement as described above, for the three and nine months ended September 30, 2013 and 2012 were zero. In accordance with GAAP the hypothetical incentive fee for the three and nine months ended September 30, 2013, resulted in a capital gains incentive fee of $9,358,529 and $14,774,276, respectively, and for the three and nine months ended September 30, 2012, resulted in a capital gains incentive fee of $2,963,803. The total cumulative accrued balance at September 30, 2013 and 2012 was $20,269,011 and $2,963,803, respectively.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2013, the Company incurred $479,871 and $1,520,714, respectively, and for the three and nine months ended September 30, 2012, the Company incurred $511,774 and $1,364,420, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2013 were $749,072 and $2,391,977 respectively, and during the three and nine months ended September 30, 2012 were $832,640 and $2,295,143, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staff. For the three and nine months ended September 30, 2013, the Company incurred $123,801 and $456,516, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2012, the Company incurred $112,976 and $261,160, respectively, in such expenses.

Advisor Stock Transactions

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the three and nine months ended September 30, 2013 and 2012.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no private placement purchases during the three and nine months ended September 30, 2013 and 2012.

At September 30, 2013 and December 31, 2012, the Advisor owned and had the right to vote approximately 49,000 and 94,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 125,000 and 261,000 shares, respectively, of the Company’s common stock. At September 30, 2013 and December 31, 2012, other entities affiliated with the Administrator beneficially owned approximately 5,015,000 and 6,019,000 shares, respectively, of the Company’s common stock, representing approximately 6.8% and 8.2% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Earnings per share – basic:
Net increase in net assets resulting from operations	$19,843,743	$14,329,107	$61,664,279	$55,609,491
Weighted average shares outstanding – basic	74,239,932	73,692,104	74,099,028	73,555,011
Earnings per share – basic:	$0.27	$0.19	$0.83	$0.76
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$19,843,743	$14,329,107	$61,664,279	$55,609,491
Adjustments for interest on unsecured convertible senior notes	1,643,305	—	4,006,281	—

Net increase in net assets resulting from operations, as adjusted	$21,487,048	$14,329,107	$65,670,560	$55,609,491
Weighted average shares outstanding – diluted	84,136,659	73,692,104	82,183,168	73,555,011
Earnings per share – diluted:	$0.26	$0.19	$0.80	$0.76

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for the three and nine months ended September 30, 2012, because there were no common stock equivalents or convertible notes outstanding during those periods.

5. Investments

Purchases of investments, including PIK, for the three months ended September 30, 2013 and 2012 totaled $133,132,350 and $16,788,620, respectively, and for the nine months ended September 30, 2013 and 2012 totaled $364,973,873 and $238,476,949, respectively. Sales/repayments of investments for the three months ended September 30, 2013 and 2012 totaled $15,953,022 and $82,255,990, respectively, and for the nine months ended September 30, 2013 and 2012 totaled $319,283,096 and $203,491,979, respectively.

At September 30, 2013, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$221,411,001	$218,430,750
Unsecured debt	70,266,668	69,826,092
Subordinated debt	53,395,314	53,395,314
Senior secured loans:
First lien	176,342,155	174,069,220
Second/other priority lien	375,091,174	374,190,569

Total senior secured loans	551,433,329	548,259,789

Preferred stock	38,573,586	38,104,252
Common stock	62,730,781	125,553,896
Limited partnership/limited liability company interests	35,303,858	60,750,705
Equity warrants/options	6,117,113	24,767,431

Total investments	$1,039,231,650	$1,139,088,229

At December 31, 2012, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$196,604,877	$193,934,286
Unsecured debt	69,639,165	69,725,040
Subordinated debt	97,976,290	97,910,598
Senior secured loans:
First lien	185,245,486	185,983,030
Second/other priority lien	397,254,097	370,473,889

Total senior secured loans	582,499,583	556,456,919

Preferred stock	4,465,421	5,848,306
Common stock	47,075,765	72,341,231
Limited partnership/limited liability company interests	35,205,426	49,037,167
Equity warrants/options	3,882,766	16,343,994

Total investments	$1,037,349,293	$1,061,597,541

Industry Composition

The industry composition of the portfolio at fair value at September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
Industry	2013	2012
Personal and Other Services	14.5%	10.7%
Printing, Publishing and Media	11.9	9.1
Healthcare	10.8	13.5
Consumer Products	10.2	8.8
Manufacturing	9.7	10.0
Chemicals	8.3	4.9
Business Services	7.8	10.6
Energy	5.5	0.0
Electronics	5.2	4.5
Financial Services	5.1	8.1
Beverage, Food and Tobacco	3.7	3.8
Retail	3.0	2.3
Building and Real Estate	2.4	6.0
Distribution	1.7	4.3
Transportation	0.2	0.6
Containers and Packaging	0.0	2.7
Telecommunications	0.0	0.1

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2013 was United States 93.3%, Canada 6.3% and the Cayman Islands 0.4%, and at December 31, 2012 was United States 94.7% and Canada 5.3%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2013.

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

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In holding such warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options at September 30, 2013 and December 31, 2012 represented 3.6% and 2.4%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held at December 31, 2012 reflected the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the Investment Company Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 200% after such borrowing. As of September 30, 2013, the Company’s asset coverage was 267%.

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

At September 30, 2013, the Company had $114,000,000 drawn on the Credit Facility versus $171,850,000 at December 31, 2012. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $236,000,000 at September 30, 2013.

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

The Company’s outstanding debt as of September 30, 2013 and December 31, 2012 was as follows:

	As of
	September 30, 2013					December 31, 2012
	Total Aggregate Principal Amount Available (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available (1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$350,000,000	(2)	$114,000,000	$114,000,000		$375,000,000	(3)	$171,850,000	$171,850,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	113,919,440	(4)	—		—	—
Term Loan	10,000,000		10,000,000	10,000,000		—		—	—

	$650,000,000		$414,000,000	$412,919,440		$550,000,000		$346,850,000	$346,850,000

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $900,000,000.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $1,080,560 as of September 30, 2013.

The Company’s average outstanding debt balance during the three and nine months ended September 30, 2013 was $374,921,359 and $334,448,747, respectively, and during the three and nine months ended September 30, 2012 was $420,729,348 and $390,714,051, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2013 were $392,410,652 and $465,260,652, respectively, and during the three and nine months ended September 30, 2012 was $469,900,000 and $469,900,000.

The weighted average annual interest cost for the three and nine months ended September 30, 2013 was 5.47% and 5.68%, respectively, and for the three and nine months ended September 30, 2012 was 4.73% and 4.87%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the three and nine months ended September 30, 2013 were $262,553 and $871,040, respectively, and for the three and nine months ended September 30, 2012 were $164,923 and $611,922.

At September 30, 2013, the Company was in compliance with all covenants required under the Credit Facility, Convertible Notes, Senior Secured Notes and Term Loan.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. In May 2013, the repurchase plan was further extended through the earlier of June 30, 2014 or until the approved number of shares has been repurchased. During the three and nine months ended September 30, 2013 and 2012, the Company purchased zero shares of its common stock on the open market. Since inception of the repurchase plan through September 30, 2013, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At September 30, 2013, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2013 and 2012.

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

The carrying and fair values of the Company’s Credit Facility payable were $114,000,000 and $111,720,000 at September 30, 2013 and $171,850,000 and $168,413,000 at December 31, 2012, respectively. The carrying and fair values of the Term Loan were $10,000,000 and $9,950,000 at September 30, 2013. The carrying and fair values of the Company’s Senior Secured Notes were $175,000,000 and $185,330,700 at September 30, 2013 and $175,000,000 and $189,507,410 at December 31, 2012, respectively. The carrying and fair values of the Company’s Convertible Notes were $113,919,440 and $116,625,027 at September 30, 2013. The carrying and fair values of the Company’s total debt outstanding were therefore $412,919,440 and $423,625,727 at September 30, 2013 and $346,850,000 and $357,920,410 at December 31, 2012, respectively.

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

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at September 30, 2013 and December 31, 2012 in determining such fair values:

		Fair Value Inputs at September 30, 2013
	Fair Value at September 30, 2013	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$218,430,750	$—	$—	$218,430,750
Unsecured debt	69,826,092	—	—	69,826,092
Subordinated debt	53,395,314	—	—	53,395,314
Senior secured loans	548,259,789	—	—	548,259,789
Preferred stock	38,104,252	—	—	38,104,252
Common stock	125,553,896	—	—	125,553,896
Limited partnership/limited liability company interests	60,750,705	—	—	60,750,705
Equity warrants/options	24,767,431	—	—	24,767,431

Total investments	1,139,088,229	—	—	1,139,088,229
Forward foreign currency contracts	—	—	—	—
Cash and cash equivalents	13,727,451	13,727,451	—	—

Total	$1,152,815,680	$13,727,451	$—	$1,139,088,229

		Fair Value Inputs at December 31, 2012
	Fair Value at December 31, 2012	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$193,934,286	$—	$—	$193,934,286
Unsecured debt	69,725,040	—	—	69,725,040
Subordinated debt	97,910,598	—	—	97,910,598
Senior secured loans	556,456,919	—	—	556,456,919
Preferred stock	5,848,306	—	—	5,848,306
Common stock	72,341,231	—	—	72,341,231
Limited partnership/limited liability company interests	49,037,167	—	—	49,037,167
Equity warrants/options	16,343,994	—	—	16,343,994

Total investments	1,061,597,541	—	—	1,061,597,541
Forward foreign currency contracts	369,417	—	369,417	—
Cash and cash equivalents	9,122,141	9,122,141	—	—

Total	$1,071,089,099	$9,122,141	$369,417	$1,061,597,541

In determining the fair values of the Company’s forward foreign currency contracts at December 31, 2012, the Company used unadjusted indicative price quotations for similar assets (Level 2).

The valuation techniques used at September 30, 2013 and December 31, 2012 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,138,563,716 and $1,061,396,764 as of September 30, 2013 and December 31, 2012, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended September 30, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2013	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases and PIK	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2013
Senior secured notes	$218,139,030	$338,067	$—	$(304,467)	$258,120	$—	$—	$218,430,750
Unsecured debt	64,397,211	—	—	(2,220)	5,431,101	—	—	69,826,092
Subordinated debt	53,395,314	—	—	—	—	—	—	53,395,314
Senior secured loans	455,840,159	1,062,839	884,105	(678,672)	128,318,434	(37,167,076)	—	548,259,789
Preferred stock	32,573,853	—	—	(2,540,785)	8,071,184	—	—	38,104,252
Common stock	100,719,935	—	30,020	12,407,230	12,426,731	(30,020)	—	125,553,896
Limited partnership / LLC Interest	61,633,155	—	162,801	(916,105)	33,655	(162,801)	—	60,750,705
Equity warrants/options	22,522,193	—	—	2,245,238	—	—	—	24,767,431

Total investments	$1,009,220,850	$1,400,906	$1,076,926	$10,210,219	$154,539,225	$(37,359,897)	$—	$1,139,088,229

The following is a reconciliation for the nine months ended September 30, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2012	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases and PIK	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2013
Senior secured notes	$193,934,286	$2,000,373	$9,050,474	$(309,660)	$57,280,277	$(43,525,000)	$—	$218,430,750
Unsecured debt	69,725,040	85,875	—	(526,451)	5,541,628	(5,000,000)	—	69,826,092
Subordinated debt	97,910,598	1,099,329	—	65,692	31,979	(45,712,284)	—	53,395,314
Senior secured loans	556,456,919	8,878,834	(24,621,419)	22,869,123	350,990,869	(366,314,537)	—	548,259,789
Preferred stock	5,848,306	216,156	(32,772,628)	(1,852,219)	67,861,618	(1,196,981)	—	38,104,252
Common stock	72,341,231	—	(8,342,930)	37,557,649	24,088,978	(91,032)	—	125,553,896
Limited partnership / LLC Interest	49,037,167	—	96,431	11,615,106	98,432	(96,431)	—	60,750,705
Equity warrants/options	16,343,994	824,670	(323,584)	6,189,090	1,805,951	(72,690)	—	24,767,431

Total investments	$1,061,597,541	$13,105,237	$(56,913,656)	$75,608,330	$507,699,732	$(462,008,955)	$—	$1,139,088,229

The following is a reconciliation for the three months ended September 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2012	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases and PIK	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2012
Senior secured notes	$174,802,676	$550,364	$—	$(648,850)	$—	$—	$—	$174,704,190
Unsecured debt	48,500,000	7,876	—	(7,876)	113,583	—	—	48,613,583
Subordinated debt	167,868,954	1,635,138	—	(3,070,611)	—	(68,582,733)	—	97,850,748
Senior secured loans	649,352,587	2,212,065	(8,420)	(12,390,513)	15,333,451	(10,262,860)	—	644,236,310
Preferred stock	—	—	—	361,385	740,313	—	—	1,101,698
Common stock	70,923,064	—	67,998	1,595,669	(128,917)	(80,382)	—	72,377,432
Limited partnership / LLC Interest	44,431,152	—	2,377,756	282,234	30,345	(3,330,015)	—	43,791,472
Equity warrants / options	9,664,681	—	—	938,158	699,845	—	—	11,302,684

Total investments	$1,165,543,114	$4,405,443	$2,437,334	$(12,940,404)	$16,788,620	$(82,255,990)	$—	$1,093,978,117

The following is a reconciliation for the nine months ended September 30, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2011	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases and PIK	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2012
Senior secured notes	$113,871,025	$1,380,576	$—	$2,459,992	$56,992,597	$—	$—	$174,704,190
Unsecured debt	5,000,000	221,009	(45,124,241)	45,203,232	43,613,583	(300,000)	—	48,613,583
Subordinated debt	163,038,989	2,493,968	(8,185,353)	3,887,004	10,661,605	(74,045,465)	—	97,850,748
Senior secured loans	655,594,813	7,268,867	42,290	(9,732,498)	115,887,205	(124,824,367)	—	644,236,310
Preferred stock	—	—	—	361,385	740,313	—	—	1,101,698
Common stock	65,985,605	—	(113,608)	7,219,077	278,489	(992,131)	—	72,377,432
Limited partnership /LLC Interest	39,170,742	—	(19,698,952)	9,235,441	18,414,257	(3,330,016)	—	43,791,472
Equity warrants /options	6,291,268	—	(136,297)	4,447,868	699,845	—	—	11,302,684

Total investments	$1,048,952,442	$11,364,420	$(73,216,161)	$63,081,501	$247,287,894	$(203,491,979)	$—	$1,093,978,117

There were no transfers between Levels during the three and nine months ended September 30, 2013 and 2012. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2013 were as follows:

EBITDA Multiples:

	Cost	Fair Value	Low	High	Weighted Average
Unsecured debt	$5,209,207	$5,209,207	3.00x	3.50x	3.25x
Senior secured loans	120,007,111	120,424,406	6.53x	6.97x	6.75x
Preferred stock	33,573,586	33,104,252	6.54x	7.13x	6.83x
Common stock	62,730,781	125,553,896	6.13x	6.88x	6.50x
Limited partnerships/LLC interest	34,545,789	60,726,192	8.92x	9.69x	9.30x
Equity warrants/options	5,862,113	24,187,016	5.64x	6.35x	6.00x

Market Yields:
Senior secured notes	221,411,001	218,430,750	12.74%	13.96%	13.35%
Unsecured debt	65,057,461	64,616,885	12.25%	12.75%	12.50%
Subordinated debt	53,395,314	53,395,314	12.75%	14.75%	13.75%
Senior secured loans	295,950,161	296,130,874	10.06%	10.81%	10.44%

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Per Share Data:
Net asset value, beginning of period	$9.31	$9.58

Net investment income	0.58	0.89
Net realized and unrealized gain (loss)	0.25	(0.13)

Total from investment operations	0.83	0.76
Dividend distributions to stockholders from net investment income	(0.78)	(0.78)
Equity component of warrant	0.01	—
Issuance (reinvestment) of stock at prices (below) above net asset value	0.01	(0.01)

Net increase / (decrease) in net assets	0.07	(0.03)

Net asset value, end of period	$9.38	$9.55

Market price, end of period	$9.48	$9.72

Total return(1)(2)	2.23%	29.79%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)	7.52%	5.12%
Ratio of interest and other debt related expenses to average net assets(3)	3.19%	3.16%

Ratio of total expenses to average net assets(3)	10.71%	8.28%
Ratio of net investment income to average net assets(3)	8.29%	12.29%
Net assets, end of period	$696,300,202	$703,534,228
Average debt outstanding	$334,448,747	$390,714,051
Weighted average shares outstanding	74,099,028	73,555,011
Average debt per share(4)	$4.51	$5.31
Portfolio turnover(2)	31%	19%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On November 5, 2013, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on January 3, 2014 to stockholders of record at the close of business on December 20, 2013.

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

Management considers the critical accounting policies important to understanding the consolidated financial statements. Our critical accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently issued accounting pronouncements.

Financial and operating highlights

At September 30, 2013:

Investment Portfolio: $1,152.8 million

Net Assets: $696.3 million

Indebtedness (borrowings under Credit Facility, Convertible Notes,

Term Loan and Senior Secured Notes): $412.9 million

Net Asset Value per share: $9.38

Portfolio Activity for the Three Months Ended September 30, 2013:

Cost of investments during period: $133.1 million

Sales, repayments and other exits during period: $16.0 million

Number of portfolio companies at end of period: 47

Operating Results for the Three Months Ended September 30, 2013:

Net investment income per share: $0.12

Dividends declared per share: $0.26

Earnings per share: $0.27

Net investment income: $8.9 million

Net realized and unrealized losses: $11.0 million

Net increase in net assets from operations: $19.8 million

Net investment income per share, as adjusted1: $0.22

Net investment income, as adjusted1: $16.1 million

As Adjusted1: Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP, and to include the incremental incentive management fee expense based on Income. The incremental incentive management fee is based on each trailing four-fiscal quarter period, applied to the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior three quarters. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested $133.1 million during the three months ended September 30, 2013. The investments consisted primarily of senior secured loans secured by second liens ($88.4 million, or 66.4%) or first liens ($19.9 million, or 15.0%), and unsecured, subordinated or equity securities ($24.5 million, or 18.4%) and senior secured notes ($0.3 million or 0.2%). Additionally, we received proceeds from sales/repayments and other exits of approximately $16.0 million during the three months ended September 30, 2013. During the quarter one existing portfolio investment was restructured, The Bargain! Shop Holdings Inc. As part of the restructuring the name was changed to Red Apple Stores, Inc.

At September 30, 2013, our portfolio of $1,152.8 million (at fair value) consisted of 47 portfolio companies and was invested 48% in senior secured loans, 21% in equity investments, 19% in senior secured notes, 11% in unsecured or subordinated debt securities, and 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $21.6 million at September 30, 2013. Our largest portfolio company investment by value was approximately $59.2 million and our five largest portfolio company investments by value comprised approximately 23% of our portfolio at September 30, 2013. At December 31, 2012, our portfolio of $1,070.7 million (at fair value) consisted of 47 portfolio companies was invested 52% in senior secured loans, 18% in senior secured notes, 16% in unsecured or subordinated debt securities, 13% in equity investments and 1% in cash and cash equivalents. Our average portfolio company investment at amortized cost, excluding investments below $5.0 million, was approximately $26.9 million at December 31, 2012. Our largest portfolio company investment by value was approximately $57.0 million and our five largest portfolio company investments by value comprised approximately 23% of our portfolio at December 31, 2012.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.8% at September 30, 2013 and 12.6% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.9% and 13.3%, respectively, at September 30, 2013, versus 11.9% and 13.6%, at December 31, 2012. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.7% at September 30, 2013 and 12.2% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.9% and 13.2%, respectively, at September 30, 2013, versus 11.4% and 13.5%, at December 31, 2012. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

At September 30, 2013, 47.5% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 52.5% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 47.0% at September 30, 2013. At December 31, 2012, 45.1% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 54.9% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 40.2% at December 31, 2012.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.11 at September 30, 2013 and 1.20 at December 31, 2012. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Grade 1	$1,042,276,440	$890,646,222
Grade 2	78,639,119	127,996,599
Grade 3	2,261,000	42,176,795
Grade 4	14,800,258	597,510
Not Rated	1,111,412	180,415

Total investments	$1,139,088,229	$1,061,597,541

Investment income

Investment income totaled $31,382,619 and $40,720,102, respectively, for the three months ended September 30, 2013 and 2012, of which $18,919,863 and $21,403,022 were attributable to interest and fees on senior secured loans, $11,408,229 and $19,274,373 to interest earned on other debt securities, $1,053,465 and $38,845 to dividends from equity securities, and $1,062 and $3,862 to interest earned on cash equivalents, respectively. The decrease in investment income for the three months ended September 30, 2013 is primarily attributable to a decrease in prepayment fees during the three months ended September 30, 2013.

For the three months ended September 30, 2013 fee income included $2,250,000 from capital structuring fees earned, and $129,875 from commitment and administration fees. For the three months ended September 30, 2012 fee income included $8,733,840 from prepayment fees, $248,953 from amortization of fees and $46,370 from commitment and administration fees. Interest income earned is comprised of cash interest of approximately 93% as well as PIK interest of approximately 7% for the three months ended September 30, 2013. The decrease in fee income for the three months ended September 30, 2013 is primarily attributable to a decrease in prepayment fees during the three months ended September 30, 2013.

Expenses

Expenses for the three months ended September 30, 2013 and 2012 were $22,508,958 and $16,781,830, respectively, which consisted of $9,358,529 and $2,963,803 in incentive management fees, $5,455,017 and $5,180,706 in interest expense and fees, $5,286,986 and $5,964,904 in base management fees, $568,678 and $634,677 in amortization of debt issuance costs, $541,180 and $577,051 in professional fees, $479,871 and $511,774 in Advisor expenses, $194,500 and $113,500 in director fees $174,288 and $164,074 in administrative services, and $449,909 and $671,341 in other expenses, respectively. The increase in expenses is primarily attributable to an increase in incentive management fees.

Net investment income

Net investment income was $8,873,661 and $23,938,272 for the three months ended September 30, 2013 and 2012, respectively. The decrease is primarily attributable to a decrease in prepayment fees and an increase in incentive management fees during the three months ended September 30, 2013.

Net realized gain or loss

Net realized gain of $143,064 for the three months ended September 30, 2013 was the result of $1,076,925 in net gains realized from the disposition of our investments and $933,861 in net loss realized on foreign currency transactions. Net realized gain of $2,799,343 for the three months ended September 30, 2012 was the result of $2,437,334 in net gains realized from the disposition of our investments and $362,009 in net gain realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2013, and 2012 the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized appreciation of $10,827,018 and a decrease in net unrealized depreciation of $12,408,508, respectively. The increase in net unrealized appreciation for the three months ended September 30, 2013 was comprised of an increase in net unrealized appreciation on investments of $10,702,670 and a net unrealized foreign currency translation gain of $124,348. The decrease in net unrealized appreciation for the three months ended September 30, 2012 was comprised of a decrease in net unrealized appreciation on investments of $11,262,047 and a net unrealized foreign currency translation loss of $1,146,461. The increase in net unrealized appreciation on investments for the three months ended September 30, 2013 was a result of the strong performance of our portfolio companies.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended September 30, 2013 and 2012 was an increase of $19,843,743 and $14,329,107, respectively. As compared to the prior period, the increase primarily reflects an increase in net realized and unrealized gains for the three months ended September 30, 2013.

Results comparisons for the nine months ended September 30, 2013 and 2012.

Investment income

Investment income totaled $98,648,344 and $109,393,044, respectively, for the nine months ended September 30, 2013 and 2012, of which $58,812,458 and $66,980,456 were attributable to interest and fees on senior secured loans, $38,115,112 and $41,697,592 to interest earned on other debt securities and $1,713,489 and $706,157 to dividends from equity securities and $7,285 and $8,839 in interest earned on cash equivalents, respectively. The decrease in investment income for the nine months ended September 30, 2013 is primarily attributable to a decrease in interest income due to repayments on investments.

Expenses

Expenses for the nine months ended September 30, 2013 and 2012 were $55,590,751 and $44,047,323, respectively, which consisted of $16,692,244 and $5,177,662 in incentive management fees, $15,826,168 and $16,877,541 in base management fees, $15,128,057 and $14,917,849 in interest expense and fees, $1,647,600, and $1,080,582 in professional fees, $1,520,714 and $1,364,420 in Advisor expenses, $1,431,226 and $1,890,236 in amortization of debt issuance costs, and $607,429 and $416,608 in administrative services, $474,000 and $347,063 in director fees and $2,263,313 and $1,975,362 in other expenses, respectively. The increase in expenses is primarily attributable to an increase in incentive management fees.

Net investment income

Net investment income was $43,057,593 and $65,345,721 for the nine months ended September 30, 2013 and 2012, respectively. The decrease is primarily a result of a decrease in investment income and an increase in incentive management fees.

Net realized gain or loss

Net realized loss of $58,037,960 for the nine months ended September 30, 2013 was the result of $57,871,026 in net losses realized from the disposition of our investments and $166,934 in net loss realized on foreign currency transactions. Net realized loss of $57,871,026 was almost entirely attributable to losses relating to the restructuring of our investments in AGY Holding Corp., Bankruptcy Management Solutions, Inc. and Dial Global, Inc. et. al. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized loss on investments for the nine months ended September 30, 2012 resulted primarily from the disposition of our debt and equity investments in Big Dumpster Acquisition, Inc. et al. as well as the restructuring of our equity investment in WBS Group Holdings, LLC. Nearly the entire net realized loss on investments represents amounts that had been reflected in unrealized depreciation on investments in prior periods.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2013 and 2012, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $76,644,646 and a decrease in net unrealized depreciation of $63,697,634. The increase in net unrealized appreciation for the nine months ended September 30, 2013 was comprised of an increase in net unrealized appreciation on investments of $76,906,131 and a net unrealized foreign currency translation loss of $261,485. The increase was mainly attributable to the reversal of unrealized depreciation for transactions realized during the nine months ended September 30, 2013. The decrease in net unrealized depreciation for the nine months ended September 30, 2012 was comprised of a decrease in net unrealized depreciation on investments of $63,365,688 and a net unrealized foreign currency translation gain of $331,946. The decrease was mainly attributable to the reversal of unrealized depreciation for transactions realized during the nine months ended September 30, 2012.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations for the nine months ended September 30, 2013 and 2012 was an increase of $61,664,279 and $55,609,491, respectively. As compared to the prior period, the increase primarily reflects a net increase in realized and unrealized losses offset by a decrease in net investment income for the nine months ended September 30, 2013.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
GAAP Basis:
Net Investment Income	$8,873,661	$23,938,272	$43,057,593	$65,345,721
Net Investment Income per share	0.12	0.32	0.58	0.89

Addback: GAAP incentive management fee expense based on Gains	9,358,529	2,963,803	14,774,276	2,963,803
Addback: GAAP incentive management fee expense based on Income	—	—	1,917,968	2,213,859

Pre-Incentive Fee[1]:
Net Investment Income	$18,232,190	$26,902,075	$59,749,837	$70,523,383
Net Investment Income per share	0.25	0.37	0.81	0.96

Less: Incremental incentive management fee expense based on Income	2,114,510	5,013,423	8,390,983	11,425,802

As Adjusted[2]:
Net Investment Income	$16,117,680	$21,888,652	$51,358,854	$59,097,581
Net Investment Income per share	0.22	0.30	0.69	0.80

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive management fees. Such fees are calculated but not necessarily due and payable at this time.

As Adjusted2: Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP, and to include the incremental incentive management fee expense based on Income. The incremental incentive management fee is based on each trailing four-fiscal quarter period, applied to the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior three quarters. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2013, cash flows from operating activities used was primarily due to outflows for new investments in senior secured loans and other debt securities, offset by sales or repayments of principal and settled purchases of selected portfolio company investments.

Net cash used in operating activities during the nine months ended September 30, 2013 was $8,826,734. Our primary use of cash from operating activities during the period was net purchases of $45,690,777.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $13,432,044. Our primary source of cash from financing activities was $67,259,187 in net borrowings under the Credit Facility, Convertible Notes and Term Loan, partially offset by $53,827,143 for dividend distributions made during the period.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2013 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$114.0	$—	$—	$114.0	$—
Term Loan	10.0	—	—	10.0	—
Senior Secured Notes	175.0	—	158.0	17.0	—
Convertible Notes	113.9	—	—	113.9	—
Interest and Credit Facility Fees Payable	3.7	3.7	—	—	—

(1)	At September 30, 2013, $236.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2013.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends and distributions or at a particular level. The following table lists the quarterly dividend per share from our common stock since September 2011.

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. With respect to our dividends and distributions paid to stockholders during the nine months ended September 30, 2013 and 2012, dividends reinvested pursuant to our dividend reinvestment plan totaled $3,864,460 and $4,291,772, respectively.

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

Recent developments

On November 5, 2013, the Company’s Board of Directors declared a dividend of $0.26 per share, payable on January 3, 2014 to stockholders of record at the close of business on December 20, 2013.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2013, 47.5% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2013, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 47.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2013 and 2012, we did not engage in any interest rate hedging activity.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: November 7, 2013	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: November 7, 2013	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer