Form 10-K
period 2013-12-31
BlackRock Kelso Capital CORP
filed 2014-03-06
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 814-00712

BlackRock Kelso Capital Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2725151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 212-810-5800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

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

Large Accelerated Filer  ☐                    Accelerated Filer  ☑                    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2013 (the last business day of the Registrant’s most recently completed second quarter) was $614,399,030 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 74,520,169 shares of the Registrant’s common stock outstanding at March 5, 2014.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK KELSO CAPITAL CORPORATION

2013 FORM 10-K ANNUAL REPORT

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

We are an externally-managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, which we refer to as the 1940 Act. In addition, for tax purposes we intend to continue to qualify as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, which we refer to as the Code. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment advisor under the Investment Advisers Act of 1940 which we refer to as the “Advisers Act”.

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

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor” or “BlackRock Kelso Capital Advisors”), including our senior management, has evaluated more than 2,800 investment opportunities and completed 152 investments, aggregating over $3.2 billion in capital provided to middle-market companies through December 31, 2013.

During the year ended December 31, 2013, we invested approximately $533.7 million across twenty one new and several existing portfolio companies. This compares to approximately $317.1 million across six new and several existing portfolio companies for the year ended December 31, 2012. Sales, repayments and other exits of investment principal totaled $442.6 million during the year ended December 31, 2013, versus $314.8 million during the year ended December 31, 2012.

At December 31, 2013, our net portfolio of 51 portfolio companies was invested 43% in senior secured loans, 22% in equity investments, 18% in senior secured notes, 16% in unsecured or subordinated debt securities and 1% in cash and cash equivalents. This compares to our portfolio of 47 portfolio companies which was invested 52% in senior secured loans, 18% in senior secured notes, 16% in unsecured or subordinated debt securities, 13% in equity investments and 1% in cash and cash equivalents at December 31, 2012. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $26.0 million at December 31, 2013. As compared to December 31, 2012 our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $26.9 million.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.1% at December 31, 2013 and 12.6% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.4% and 13.1%, respectively, at December 31, 2013, versus 11.9% and 13.6%, at December 31, 2012. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.0% at December 31, 2013 and 12.2% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.4% and 13.0%, respectively, at December 31, 2013, versus 11.4% and 13.5%, respectively, at December 31, 2012.

BlackRock Kelso Capital Advisors

Our investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is led by James R. Maher, Chairman and Chief Executive Officer of the Company and the Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Advisor. They are supported by the Advisor’s team of employees, including 16 investment professionals who have extensive experience in commercial and mezzanine lending, investment banking, accounting, corporate law and private equity investing. Additionally, the Advisor has an investment committee that includes Messrs. Maher and Lazar. Senior management as well as other key personnel of the Advisor have critical industry experience and relationships that we rely on to implement our business plan.

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

Market opportunity

We believe that current market conditions present opportunities for investment in middle-market companies with attractive risk-adjusted returns for several reasons, including:

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, the Advisor has invested in excess of $3.2 billion across 152 portfolio companies through December 31, 2013. We have a portfolio yield at fair value of approximately 12.1% at December 31, 2013. In 2013, we invested approximately $533.7 million of gross assets.

Proven transaction sourcing strategy. Since the Advisor’s inception of operations, it has sourced and reviewed more than 2,800 potential investments and has a proven process through which it has invested in excess of $3.2 billion through December 31, 2013. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Our investment activities are carried out by BlackRock Kelso Capital Advisors LLC and led by James R. Maher and Michael B. Lazar with guidance from the Advisor’s investment committee. The investment committee is comprised of Messrs. Maher and Lazar, and certain employees of BlackRock, Inc. (“BlackRock”) and certain principals of Kelso & Company, L.P. (“Kelso”). The Advisor’s investment professionals, as well as members of the investment committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills.

Our executive officers and directors and the employees of the Advisor serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds managed by our affiliates. We note that any affiliated investment vehicle currently formed or formed in the future and managed or to be managed in the future by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by the Advisor or its affiliates. However, the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the Securities and Exchange Commission (‘‘SEC”) permitting us to do so. Neither BlackRock nor Kelso advise us. Additionally, Kelso does not participate in the activities of the Advisor. A subsidiary of BlackRock provides certain administrative services to us.

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

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of us, the Advisor and our affiliates. The Advisor is registered under the Advisers Act. Under our investment management agreement (“Management Agreement”), we have agreed to pay the Advisor an annual base management fee based on our total assets, as well as an incentive management fee based on our performance. The Management Agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a RIC for tax purposes, we are dependent on our ability to raise capital through the issuance of our common stock. RICs generally must distribute substantially all of their earnings to stockholders in order to achieve pass-through tax treatment, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 200% in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have two dollars of assets. Our existing debt arrangements also require that we maintain an asset coverage ratio of not less than 200%, among other things.

Portfolio composition

We have built an investment portfolio that includes primarily senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private middle-market companies. We invest a range of $10 million to $50 million of capital, on average, per transaction, although the investment sizes may be more or less and are expected to grow with our capital availability. Although most of our investments are in senior and junior secured, senior and junior unsecured and subordinated loans to U.S. private and certain public middle-market companies, we invest throughout the capital structure of these companies, which may include investing in common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flows. While our focus is to generate current income through these investments, we also seek capital appreciation.

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

At December 31, 2013, our net portfolio of 51 portfolio companies was invested 43% in senior secured loans, 22% in equity investments, 18% in senior secured notes, 16% in unsecured or subordinated debt securities and 1% in cash and cash equivalents.

The industry composition of our portfolio, at fair market value, at December 31, 2013 and 2012 was as follows:

	December 31,
Industry	2013	2012
Personal and Other Services	17.1%	10.7%
Consumer Products	14.6	8.8
Healthcare	12.1	13.5
Chemicals	8.5	4.9
Manufacturing	8.3	10.0
Business Services	7.1	10.6
Electronics	5.6	4.5
Printing, Publishing and Media	5.6	9.1
Energy	5.4	—
Financial Services	4.9	8.1
Beverage, Food and Tobacco	3.5	3.8
Retail	2.8	2.3
Building and Real Estate	2.7	6.0
Distribution	1.6	4.3
Containers and Packaging	0.2	2.7
Transportation	—	0.6
Telecommunications	—	0.1

Total	100.0%	100.0%

The geographic composition of our portfolio at fair value at December 31, 2013 was United States 93.1%, Canada 6.5% and the Cayman Islands 0.4%, and at December 31, 2012 was United States 94.7% and Canada 5.3%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

Investment selection criteria

The Advisor chooses investments and constructs our portfolio based on the investment experience of its professionals and a detailed investment analysis for each investment opportunity. In analyzing each prospective portfolio company, the Advisor has identified several criteria it believes are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for the Advisor’s investment decisions on our behalf, although each prospective portfolio company may fail to meet one or more of these criteria. Generally, the Advisor seeks to utilize its access to information generated by its investment professionals to identify prospective investments and to structure investments quickly and effectively. Furthermore, the Advisor seeks to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the security in the company’s capital structure.

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

In conducting their due diligence, the Advisor’s investment professionals use publicly available information as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers, among others. Though each transaction involves a somewhat different approach, the Advisor often undertakes the following due diligence steps. Initially, the investment team involved in the transaction may meet with management to get an insider’s view of the business and probe for potential weaknesses in business prospects. They may also visit headquarters and company operations, meeting top-and middle-level executives. Independently from the company, the investment team may check management’s backgrounds and references. With information provided by the company, the investment team performs a detailed review of historical financial performance and the quality of earnings. To assess both business prospects and standard practices, they may contact customers and vendors and conduct a competitive analysis, comparing the company to its main competitors on an operating, financial, market share and valuation basis. The investment team also researches the industry for historic growth trends and future prospects utilizing industry analysts at BlackRock, third party research, industry association literature and general news. Furthermore, they assess asset value and the ability of physical infrastructure and information systems to handle anticipated growth and investigate any legal risks and the viability of current financial and accounting systems. Attorneys and independent accountants as well as outside advisors, as appropriate, may conduct additional due diligence on behalf of the Advisor.

After the Advisor has identified an investment opportunity and completed due diligence, the investment team involved in the transaction prepares a written investment analysis. Senior investment professionals involved in the transaction review the analysis, and if they are in favor of making the potential investment, present it first to Messrs. Maher and Lazar and then, if approved by Messrs. Maher and Lazar, to the Advisor’s investment committee for guidance, under certain circumstances.

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

Our equity investments may consist of preferred equity that pays dividends on a current basis or preferred equity that does not pay current dividends. Preferred equity generally has a preference over common equity as to distributions on liquidations and dividends. In some cases, we may acquire common equity. Our equity investments frequently are not control-oriented investments, and in many cases, we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. We may also receive equity through portfolio company restructurings. Our preferred and common equity investments typically are made in conjunction with loans to these companies.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.14 at December 31, 2013 and at 1.20 at December 31, 2012. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Grade 1	$1,054,695,245	$890,646,222
Grade 2	159,112,129	127,996,599
Grade 3	2,912,000	42,176,795
Grade 4	572,675	597,510
Not Rated	680,415	180,415

Total investments	$1,217,972,464	$1,061,597,541

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

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act. We value our assets on a quarterly basis. Our valuation procedures are set forth in more detail below:

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

Determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize.

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

Investment management agreement

We have entered into a Management Agreement with the Advisor, under which the Advisor, subject to the overall supervision of the Board of Directors, manages our day-to-day operations, and provides us with investment advisory services. For providing these services, the Advisor receives a base management fee (the “Management Fee”) at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears.

The Management Agreement became effective on June 22, 2008 and its initial term expired on June 22, 2010. Since then, our Board of Directors has approved the agreement for successive one year terms with the most recently approved term scheduled to expire on June 22, 2014, unless an additional one year term is approved by the Board.

For the years ended December 31, 2013, 2012 and 2011, the Advisor earned $21,629,665, $22,504,433 and $19,841,258, respectively, in base management fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if our performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2013 and 2012 was determined by reference to the four quarter periods ended on December 31, 2013 and 2012, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the years ended December 31, 2013, 2012 and 2011, the Advisor earned $10,889,088, $16,997,054 and $11,878,159 in Incentive Fees based on income, respectively.

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

The capital gains fee due to the Advisor as calculated under the Management Agreement as described above, for the years ended December 31, 2013, 2012 and 2011 was zero. In accordance with GAAP, the hypothetical incentive fee for the year ended December 31, 2013, 2012 and 2011, resulted in a capital gains incentive fee of $20,259,349, $5,494,735 and zero, respectively.

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

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2013, 2012 and 2011, we incurred $2,066,737, $1,991,416 and $1,779,734, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. Reimbursements to the Advisor for the years ended December 31, 2013, 2012 and 2011, were $2,808,014, $3,107,677 and $3,046,228, respectively.

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

Duration and termination

The Management Agreement will continue in effect until June 22, 2014, and if not sooner terminated, will continue in effect for successive periods of twelve months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Management Agreement will terminate automatically in the event of its assignment.

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

For the years ended December 31, 2013, 2012 and 2011, we incurred $574,895, $322,013 and $968,721, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

Leverage

On June 7, 2013, the Company entered into a Senior Secured Term Loan Credit Agreement (the “Term Loan”) which has a principal amount of $10,000,000. The Term Loan has a stated maturity date of May 31, 2018. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.75%.

On March 13, 2013, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $350,000,000 and canceled the prior credit facility and the related term loan that were outstanding at December 31, 2012. The

Credit Facility has a stated maturity date of March 13, 2017. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.50%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. The Credit Facility contains customary affirmative and negative covenants, including the maintenance of a minimum stockholders’ equity, the maintenance of a ratio of not less than 200% of total assets (less total liabilities other than indebtedness) to total indebtedness, and restrictions on certain payments and issuance of debt. In addition, borrowings under the Credit Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio. December 31, 2013, we were in compliance with all financial and operational covenants required by the Credit Facility. We had $179,000,000 of indebtedness under the Credit Facility outstanding at December 31, 2013.

On February 19, 2013 we closed a private offering of $100,000,000 in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15,000,000 in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115,000,000 in aggregate principal amount of the Convertible Notes have been sold. Our net proceeds from the offering, including the exercise of the overallotment option, were approximately $111,300,000. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 144A under the Securities Act.

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of our common stock, subject to defined anti-dilution adjustments. We do not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

On January 18, 2011, we closed a private placement issuance of $158,000,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 in aggregate principal amount of seven-year senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018, (collectively, the “Senior Secured Notes”). Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18. The proceeds from the issuance of the Senior Secured Notes were used to fund new portfolio investments, reduce outstanding borrowings under the Credit Facility and for general corporate purposes.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. We have adopted procedures to comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and such regulations. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available free of charge by calling us at (212) 810-5800 or on our website at www.blackrockkelso.com. The information on our website is not deemed incorporated by reference in this Annual Report. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

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

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial financing companies, insurance companies, high yield investors, hedge funds and to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time. We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our existing investment platform, seasoned investment professionals, experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and flexible transaction structuring.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

We are dependent upon senior management personnel of our investment advisor for our future success, and if our investment advisor is unable to hire and retain qualified personnel or if our investment advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of the Advisor, particularly its Chairman and Chief Executive Officer, James R. Maher, and its Chief Operating Officer, Michael B. Lazar, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. There also could be no assurance the Advisor would replicate its historical success. In addition, we can offer no assurance that BlackRock Kelso Capital Advisors LLC will remain our investment advisor, or that BlackRock Financial Management, Inc. will remain our administrator.

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

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affected debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States’ federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future.

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

On December 18, 2013, the Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve’s monthly purchases will have on the economy, market interest rates or the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the United States government’s federal debt ceiling issues and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively affect the economy, including our ability and the ability of our portfolio companies to access the debt markets on favorable terms.

Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

We invest a significant portion of our assets in dividend and interest paying securities, including debt investments which bear interest based on floating rates. Changes in market interest rates or economic conditions, including the Federal Reserve’s decision in December 2013 to taper its quantitative easing policy, or a rising interest rate environment, may affect the value and/or liquidity of such investments. Interest rate risk is the risk that prices of dividend and interest paying securities will fall as interest rates rise. The value of our investments may be subject to a greater risk of rising interest rates due to the current period of historically low rates.

In addition, increases in interest rates may increase the interest expense of our portfolio companies, particularly those with outstanding floating rate debt securities. Such interest rate increases could adversely affect our portfolio companies’ transaction and development activity, financial condition, results of operation, cash flow, ability to pay principal and interest on outstanding debt obligations and ability to make distributions to stockholders.

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

As of December 31, 2013, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. Management does not believe contingent liabilities were material at December 31, 2013.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2013, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures in March 2017, and any inability to renew, extend or replace our Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $350 million senior secured credit facility with a group of lenders, under which we had approximately $179 million of indebtedness outstanding at December 31, 2013. Availability under our Credit Facility consists of $171 million. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750 million. The Credit Facility has a stated maturity date of March 13, 2017. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

Our five-year Convertible Notes are due in February 2018. Any inability to replace or repay our Convertible Notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders. Conversion of the Convertible Notes to shares of the Company’s common stock could result in dilution per share for existing shareholders.

On February 19, 2013 we closed a private offering of $100 million in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15 million in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115 million in aggregate principal amount of the Convertible Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, are approximately $111.3 million. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act pursuant to Rule 144A under the Securities Act.

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of our common stock, subject to defined anti-dilution adjustments. We do not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

There can be no assurance that we will be able to replace the Convertible Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Convertible Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Convertible Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Our Term Loan matures in May 2018, and any inability to renew, extend or replace our Term Loan could adversely impact our liquidity.

On June 7, 2013, the Company entered into a Senior Secured Term Loan Credit Agreement (the “Term Loan”) which has a principal amount of $10 million. The Term Loan has a stated maturity date of May 31, 2018. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.75%. There can be no assurance that we will be able to renew, extend or replace the Term Loan upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Term Loan will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Term Loan at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

If we incur additional debt, it could increase the risk of investing in our common stock.

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. We currently have outstanding $175 million of Senior Secured Notes, $115 million of Convertible Notes and $10 million of a Term Loan. Lenders under our Credit Facility, Senior Secured Notes and Convertible Senior Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility and Senior Secured Notes.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2013, which represented borrowings equal to 37% of our total assets. On such date, we also had $1,282 million in total assets; an average cost of funds of 4.81%; $478 million in debt outstanding; and $710 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2013 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 4.81% by the $478 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2013 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-21.3%	-12.3%	-3.2%	5.8%	14.8%

(1)	The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

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

•

our ability to make distributions on our common stock will be restricted if our asset coverage ratio is not at least 200% and any amounts used to service indebtedness or preferred stock may not be available for such distributions;

•	such securities are governed by an indenture or other instrument containing covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or making distributions on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock.

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

There is a risk that a portion of our distributions to stockholders may include a return of stockholder capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distributions. A portion of such distributions may include a return of stockholder capital. Distributions in excess of the our current and accumulated earnings and profits are considered non-taxable distributions and serve to reduce the basis of our shares in the hands of the common stockholders rather than being currently taxable.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

Because we are required to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value and profitability could decline.

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

We are not managed by either BlackRock or Kelso. Our investment strategies differ from those of BlackRock, Kelso or their respective affiliates. We can provide no assurance that we will replicate the historical or future performance of BlackRock’s or Kelso’s investments and our investment returns may be substantially lower than the returns achieved by those firms. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock or Kelso. In addition, recent market conditions and the current stage of the economic cycle present significant challenges to us that have not been present in the past. Accordingly, we can offer no assurance that the Advisor will be able to continue to implement our investment objective with the same degree of success as it has in the past or that shares of our common stock will trade at or above the current level.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

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

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity;

•	our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•

there is generally little public information about these companies; these companies and their financial information are not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•	changes in laws and regulations, as well as their interpretations, may adversely affect the business, financial structure or prospects of these companies; and

•	these companies may have difficulty accessing the capital markets to meet future capital needs.

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

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to make distributions or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

We obtained approval at our 2013 Annual Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2013 Annual Meeting, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

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

Shares of closed-end investment companies, including BDC’s, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2013 Annual Meeting of Stockholders, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. There can be no assurance that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

We may in the future choose to pay distributions in our own stock, in which case our stockholders may be required to pay tax in excess of the cash they receive, and which may adversely affect the market price of our common stock.

We may distribute taxable distributions that are payable in part in our stock. Under a recently issued IRS Revenue Procedure, up to 90% of any such taxable distribution for taxable years ending prior to 2012 could be payable in our stock. The IRS has also issued (and where Revenue Procedure 2009-15 or 2010-12 is not currently applicable, the IRS continues to issue) private letter rulings on cash/stock distributions paid by regulated investment companies and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of Revenue Procedures 2009-15 and 2010-12) if certain requirements are satisfied. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain distribution) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of net asset value per share (“NAV”), and quarterly distributions per share for the years ended December 31, 2013 and 2012.

		Closing Sales Price
	NAV(1)	High	Low	Quarter End Price	Premium/ Discount of High Sales Price to NAV(2)	Premium/ Discount of Low Sales Price to NAV(2)	Quarter End Price to NAV(3)	Declared Distributions
Year Ended December 31, 2013
First Quarter	$9.47	$10.69	$9.87	$10.00	13%	4%	6%	$0.26
Second Quarter	$9.37	$10.21	$9.15	$9.36	9%	(2)%	0%	$0.26
Third Quarter	$9.38	$10.30	$9.48	$9.48	10%	1%	1%	$0.26
Fourth Quarter	$9.54	$9.89	$9.17	$9.33	4%	(4)%	(2)%	$0.26
Year Ended December 31, 2012
First Quarter	$9.59	$10.33	$8.43	$9.82	8%	(12)%	2%	$0.26
Second Quarter	$9.61	$9.99	$9.02	$9.76	4%	(6)%	2%	$0.26
Third Quarter	$9.55	$10.54	$9.28	$9.72	10%	(3)%	2%	$0.26
Fourth Quarter	$9.31	$10.16	$9.32	$10.06	9%	0%	8%	$0.26

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of relevant quarter.
(2)	The High/Low Closing Sales Price is calculated as of the close of trading on the NASDAQ on a given day in the applicable quarter and the premium/discount of the High/Low Sales Price to NAV is calculated as a percentage of NAV.
(3)	Calculated as quarter end price divided by NAV.

Holders

At March 5, 2014, there were approximately 307 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. Distributions declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014

Tax characteristics of all distributions are reported to stockholders on Form 1099 after the end of the calendar year.

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2013, 2012 and 2011.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2013, 2012 and 2011, distributions reinvested pursuant to our dividend reinvestment plan totaled $5,288,757, $5,591,912 and $8,021,087, respectively.

Under the terms of an amendment to our dividend reinvestment plan adopted on March 4, 2009, distributions may be made in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the payment date. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash. As long as a portion of such distribution is paid in cash (which portion can be as low as 10% for our taxable years ending prior to 2012) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Index for the period June 27, 2007 (the date our common stock began to trade on The NASDAQ Global Select Market in connection with our initial public offering) through December 31, 2013. The graph assumes that, on June 27, 2007, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2013 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$131,626	$147,291	$131,503	$105,871	$ 124,884
Total Expenses	83,988	73,629	58,624	46,020	48,831
Net Investment Income	47,638	73,662	72,879	59,851	76,053
Net Realized and Unrealized Gain (Loss)	45,351	(16,310)	4,042	11,699	(8,813)
Net Increase (Decrease) in Net Assets Resulting from Operations	92,989	57,351	76,921	71,550	67,240
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$9.54	$9.31	$9.58	$9.62	$ 9.55
Market Price at Year End	9.33	10.06	8.16	11.06	8.52
Net Investment Income	0.64	1.00	1.00	0.96	1.36
Net Realized and Unrealized Gain (Loss)	0.61	(0.22)	0.05	0.18	(0.16)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.25	0.78	1.05	1.14	1.20
Distributions Declared	1.04	1.04	1.10	1.28	0.80
Consolidated Balance Sheet Data at Year End:
Total Assets	$1,281,647	$1,090,018	$1,091,175	$915,608	$ 879,526
Borrowings Outstanding	477,981	346,850	343,000	170,000	296,000
Total Net Assets	709,704	687,380	701,009	698,480	539,563
Other Data:
Total Return(1)	3.6%	38.0%	(16.0)%	48.4%	(5.9)%
Number of Portfolio Companies at Year End	51	47	54	50	57
Value of Investments at Year End	$1,217,972	$1,061,598	$1,048,952	$880,086	$ 846,742
Yield on Investments at Year End(2)	12.0%	12.2%	11.9%	10.9%	11.2%

Figures may not total due to rounding

(1)	For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(2)	Yield on investments at year end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at year end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were incorporated in Delaware on April 13, 2005, commenced operations with private funding on July 25, 2005 and completed our initial public offering on July 2, 2007. Our investment objective is to generate both current income and capital appreciation through our debt and equity investments. We invest primarily in middle-market companies and target investments throughout the capital structure that we believe provide an attractive risk-adjusted return. Although most of our investments are in senior and junior secured, unsecured and subordinated loans to U.S. private and certain public middle-market companies, we invest throughout the capital structure, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities.

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

Financial and operating highlights

At December 31, 2013:

Investment Portfolio: $1,236.4 million

Net Assets: $709.7 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and Senior Secured Notes): $478.0 million

Net Asset Value per share: $9.54

Net Asset Value per share (excluding all incentive management fees): $10.01

Portfolio Activity for the Year Ended December 31, 2013:

Cost of investments during period, including PIK: $533.7 million

Sales, repayments and other exits during period: $442.6 million

Number of portfolio companies at end of period: 51

Operating Results for the Year Ended December 31, 2013:

Net investment income per share: $0.64

Distributions declared per share: $1.04

Earnings per share: $1.25

Net investment income: $47.6 million

Net realized and unrealized gains: $45.4 million

Net increase in net assets from operations: $93.0 million

Net investment income per share, as adjusted1: $0.92

Earnings per share, as adjusted1: $1.53

Net investment income, as adjusted1: $67.9 million

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

Portfolio and investment activity

During the year ended December 31, 2013, we invested approximately $533.7 million of gross assets. The new investments consisted primarily of senior loans secured by first liens ($88.2 million, or 16.5% of the total) or second liens ($289.1 million, or 54.2%), senior secured notes ($44.7 million, or 8.4%) and unsecured or subordinated debt securities and equity securities ($111.7 million or 20.9%). Additionally, we received proceeds from sales, repayments and other exits of investment principal of approximately $442.6 million during the year ended December 31, 2013.

At December 31, 2013, our portfolio of $1,236.4 million (at fair value) consisted 51 portfolio companies was invested 43% in senior secured loans, 22% in equity investments, 18% in senior secured notes, 16% in unsecured or subordinated debt securities and 1% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $26.0 million at December 31, 2013. Our largest portfolio company investment by value was approximately $68.6 million and our five largest portfolio company investments by value comprised approximately 22% of our portfolio at December 31, 2013. At December 31, 2012, our portfolio of $1,070.7 million (at fair value) consisted of 47 portfolio companies was invested 52% in senior secured loans, 18% in senior secured notes, 16% in unsecured or subordinated debt securities, 13% in equity investments and 1% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $26.9 million at December 31, 2012. Our largest portfolio company investment by value was approximately $57.0 million and our five largest portfolio company investments by value comprised approximately 23% of our portfolio at December 31, 2012.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.1% at December 31, 2013 and 12.6% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.4% and 13.1%, respectively, at December 31, 2013, versus 11.9% and 13.6%, at December 31, 2012. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.0% at December 31, 2013 and 12.2% at December 31, 2012. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.4% and 13.0%, respectively, at December 31, 2013, versus 11.4% and 13.5%, respectively, at December 31, 2012. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

At December 31, 2013, 48% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 52% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 45% at December 31, 2013. At December 31, 2012, 45% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 55% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 40% at December 31, 2012.

Results of operations

Results comparisons are for the years ended December 31, 2013, 2012 and 2011.

Investment income

Investment income totaled $131,625,833, $147,290,596 and $131,502,538, respectively, for the years ended December 31, 2013, 2012 and 2011, of which $76,753,443, $91,319,290 and $73,521,854 were attributable to interest and fees on senior secured loans, $51,583,554, $52,725,965 and $52,922,002 to interest earned on other debt securities, $2,663,409, $3,236,501 and $4,056,403 to dividends from equity securities, $8,586, $8,840 and $26,562 to interest earned on short-term investments and cash equivalents, and $616,841, zero and $975,717 to other income, respectively. The decrease in investment income compared to the prior year reflects a decrease in interest income due to lower average investments and a lower weighted average yield during the period.

Expenses

Total expenses for the years ended December 31, 2013, 2012 and 2011 were $83,987,758, $73,629,064 and $58,623,747, respectively, which consisted of $31,148,437, $22,491,789 and $11,878,159 in incentive management fees, $21,629,665, $22,504,433 and $19,841,258 in base management fees, $20,913,520, $19,606,951 and $16,561,095 in interest expense and fees related to our debt, $2,213,638, $1,229,009 and $1,905,782 in professional fees, $2,066,737, $1,991,416 and $1,779,734 in investment advisor expenses, $1,985,234, $2,524,915 and $2,499,742 in amortization of debt issuance costs, $775,643, $528,559 and $1,173,754 in administrative services, $653,807, $467,563 and $417,564 in director fees, and $2,601,077, $2,284,429 and $2,566,659 in other expenses, respectively.

Incentive management fees for the years ended December 31, 2013, 2012 and 2011 were $31,148,437, $22,491,789 and $11,878,159, respectively. With respect to incentive management fees based on income, $10,889,088, $16,997,054 and $11,878,159 was earned for the years ended December 31, 2013, 2012 and 2011, respectively. In accordance with GAAP, a hypothetical liquidation is calculated for incentive fees based on gains. It should be noted, however, that a fee so calculated and accrued is not due and payable, if at all, until the end of each measurement period, or every June 30. Amounts accrued at December 31, 2013, 2012 and 2011 were $20,259,349, $5,494,735 and zero, respectively.

Net investment income

Net investment income was $47,638,075, $73,661,532 and $72,878,791 respectively, for the years ended December 31, 2013, 2012 and 2011. The decrease in net investment income compared to the prior year is a result of a decrease in interest income due to lower average investments and a lower weighted average yield as well as an increase in incentive management fees.

Net realized gain or loss

Net realized loss of $64,363,418 for the year ended December 31, 2013 was the result of $64,196,484 in net losses realized from the disposition or restructuring of our investments and $166,934 in net loss realized on foreign currency transactions. Net realized loss on investments resulted primarily from the restructurings of Bankruptcy Management Solutions, Inc., AGY Holding Corp. and Dial Global Inc. Net realized loss of $89,118,419 for the year ended December 31, 2012 was the result of $87,932,990 in net losses realized from the disposition or restructuring of our investments and $1,185,429 in net loss realized on foreign currency transactions. Net realized loss on investments resulted primarily from the disposition of our debt and equity investments in Big Dumpster Acquisition, Inc. et al, American SportWorks LLC et al, and the restructuring of our equity investment in WBS Group Holdings, LLC. Excluding the realization of the tax provision, nearly the entire net realized loss on investments represents amounts that had been reflected in net unrealized depreciation on investments in prior periods. Foreign currency losses mainly represent net losses on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies. Net realized loss of $49,893,376 for the year ended December 31, 2011 was the result of $51,102,184 in net losses realized from the disposition or restructuring of our investments and $1,208,808 in net gain realized on foreign currency transactions. Net realized loss on investments for the year ended December 31, 2011 resulted primarily from the restructuring or disposition of our investments in Facet Technologies, LLC, Mattress Giant Corporation and Fitness Together Holdings, Inc. Foreign currency gains mainly represent gains on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies.

Net unrealized appreciation or depreciation

For the years ended December 31, 2013, 2012 and 2011, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $109,714,146, $72,808,120 and $53,935,094, respectively. The increase in net unrealized appreciation for the year ended December 31, 2013 was comprised of an increase in net unrealized appreciation on investments of $110,244,945 and a net foreign currency translation loss of $530,799. The change was mainly a result of increases in the valuation of the investment portfolio as well as the reversal of previously reported accumulated unrealized depreciation realized during the period. The increase in net unrealized appreciation for the year ended December 31, 2012 was comprised of an increase in net unrealized appreciation on investments of $71,335,341 and a net foreign currency translation gain of $1,472,779. The change was mainly a result of the reversal of previously reported accumulated unrealized depreciation realized during the period. The decrease in net unrealized depreciation for the year ended December 31, 2011 was comprised of a decrease in net unrealized depreciation on investments of $54,695,534 and a net foreign currency translation loss of $760,440.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations was $92,988,803, $57,351,233 and $76,920,509 for the years ended December 31, 2013, 2012 and 2011, respectively. The change primarily reflects the increase in net realized and unrealized gains offset by a decrease in net investment income, for the year ended December 31, 2013.

Financial condition, liquidity and capital resources

During the year ended December 31, 2013, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash used in operating activities for the year ended December 31, 2013 was $44,644,055. Our primary use of cash from operating activities during the period consisted of a net increase in net assets from operations of $92,988,803 offset by net of purchases of investments of $91,111,320 and the change in net realized and unrealized gain of $52,578,204.

Net cash provided by financing activities for the year ended December 31, 2013 was $53,996,698. Our primary source of cash for financing activities was $132,321,241 of proceeds from net borrowings under the Credit Facility offset by distributions of $71,705,637.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2013 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$179.0	$—	$—	$179.0	$—
Term Loan	10.0	—	—	10.0	—
Senior Secured Notes	175.0	—	158.0	17.0	—
Convertible Notes	114.0	—	—	114.0	—
Interest and Credit Facility Fees Payable	8.1	8.1	—	—	—

(1)	At December 31, 2013, $171.0 million remained unused under our Credit Facility.

Off-balance sheet financing

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2013, 2012 or 2011.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. Distributions declared by the Company since July 25, 2005 (inception of operations) have been as follows:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014

Tax characteristics of all distributions are reported to stockholders on Form 1099 after the end of the calendar year.

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2013, 2012 and 2011.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2013, 2012 and 2011, distributions reinvested pursuant to our dividend reinvestment plan totaled $5,288,757, $5,591,912 and $8,021,087, respectively.

Under the terms of an amendment to our dividend reinvestment plan adopted on March 4, 2009, distributions may be made in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the payment date. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax. In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion can be as low as 10% for our taxable years ending prior to 2012) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Recent developments

On March 5, 2014 our Board of Directors declared a distribution of $0.26 per share, payable on April 3, 2014 to stockholders of record at the close of business on March 20, 2014.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2013, 48% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2013, the percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 45%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may mitigate our exposure to adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2013, 2012 and 2011, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2013, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The Company’s internal control over financial reporting as of December 31, 2013 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the internal control over financial reporting of BlackRock Kelso Capital Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2013, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year then ended of the Company and our report dated March 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 6, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2014 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

(2)	Consolidated Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(3)	Exhibits—Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Kelso Capital Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

4.2	Indenture dated February 19, 2013 relating to the 5.50% Convertible Senior Notes due 2018 (7)

4.3	Form of Global Note 5.50% Convertible Senior Note due 2018 (included as part of exhibit 4.2) (7)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (8)

10.10	Note Purchase Agreement, dated as of January 18, 2011, among the Registrant and the purchasers party thereto (9)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

Number	Description

14.1	Code of Ethics of the Registrant (10)

14.2	Code of Ethics and Business Conduct of the Registrant (11)

14.3	Code of Ethics of the Advisor (5)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of June 7, 2010.
(3)	Filed with the Registrant’s Form 8-K dated as of November 9, 2009.
(4)	Previously filed with the Registrant’s Registration Statement on Form N-2 (Commission File No. 333-141090), as amended, originally filed on March 6, 2007.
(5)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of February 19, 2013.
(8)	Previously filed with the Registrant’s Form 8-K dated as of March 14, 2013.
(9)	Previously filed with the Registrant’s Form 8-K dated as of January 18, 2011.
(10)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Kelso Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2013 and the consolidated financial highlights for each of the five years in the period then ended. These consolidated financial statements and consolidated financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2013 and 2012, by correspondence with the custodian, loan agents or borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of BlackRock Kelso Capital Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2013 and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 6, 2014

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2013	December 31, 2012
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $854,947,802 and $849,028,227)	$881,305,181	$850,511,125
Non-controlled, affiliated investments (cost of $75,514,208 and $50,983,674)	134,096,291	67,750,172
Controlled investments (cost of $154,038,211 and $137,337,392)	202,570,992	143,336,244

Total investments at fair value (cost of $1,084,500,221 and $1,037,349,293)	1,217,972,464	1,061,597,541
Cash and cash equivalents	18,474,784	9,122,141
Unrealized appreciation on forward foreign currency contracts	—	369,417
Receivable for investments sold	22,756,286	504,996
Interest receivable	11,033,061	14,048,248
Prepaid expenses and other assets	11,410,320	4,375,527

Total Assets	$1,281,646,915	$1,090,017,870

Liabilities
Payable for investments purchased	$21,000,000	$440,243
Debt	477,981,494	346,850,000
Interest payable	7,896,016	5,277,132
Distributions payable	19,344,682	19,196,418
Base management fees payable	5,803,497	5,626,893
Incentive management fees payable	34,725,204	20,277,930
Accrued administrative services	270,000	277,000
Other accrued expenses and payables	4,921,681	4,692,562

Total Liabilities	571,942,574	402,638,178

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 75,827,692 and 75,257,888 issued and 74,402,185 and 73,832,381 outstanding	75,828	75,258
Paid-in capital in excess of par	894,649,992	917,534,577
Distributions in excess of taxable net investment income	(19,373,748)	(22,291,022)
Accumulated net realized loss	(286,693,363)	(219,270,607)
Net unrealized appreciation (depreciation)	130,522,308	20,808,162
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	709,704,341	687,379,692

Total Liabilities and Net Assets	$1,281,646,915	$1,090,017,870

Net Asset Value Per Share	$9.54	$9.31

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$96,289,228	$108,797,089	$92,138,658
Non-controlled, affiliated investments	7,030,676	4,965,190	5,122,152
Controlled investments	10,619,305	9,567,654	8,211,274

Total interest income	113,939,209	123,329,933	105,472,084

Fee income:
Non-controlled, non-affiliated investments	12,284,535	19,794,762	21,054,066
Non-controlled, affiliated investments	—	735,708	762,570
Controlled investments	2,738,680	193,692	157,415

Total fee income	15,023,215	20,724,162	21,974,051

Dividend income:
Non-controlled, non-affiliated investments	1,662,145	736,501	2,928,196
Non-controlled, affiliated investments	1,001,264	2,500,000	1,128,207
Controlled investments	—	—	—

Total dividend income	2,663,409	3,236,501	4,056,403

Total investment income	131,625,833	147,290,596	131,502,538

Expenses:
Incentive management fees	31,148,437	22,491,789	11,878,159
Base management fees	21,629,665	22,504,433	19,841,258
Interest and credit facility fees	20,913,520	19,606,951	16,561,095
Professional fees	2,213,638	1,229,009	1,905,782
Investment advisor expenses	2,066,737	1,991,416	1,779,734
Amortization of debt issuance costs	1,985,234	2,524,915	2,499,742
Administrative services	775,643	528,559	1,173,754
Director fees	653,807	467,563	417,564
Other	2,601,077	2,284,429	2,566,659

Total expenses	83,987,758	73,629,064	58,623,747

Net Investment Income	47,638,075	73,661,532	72,878,791

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(32,307,657)	(75,336,460)	(38,314,683)
Non-controlled, affiliated investments	21	2,223,371	(4,886,347)
Controlled investments	(31,888,848)	(14,819,901)	(7,901,154)
Foreign currency	(166,934)	(1,185,429)	1,208,808

Net realized gain (loss)	(64,363,418)	(89,118,419)	(49,893,376)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	35,861,087	72,727,614	44,577,066
Non-controlled, affiliated investments	41,815,585	9,580,694	15,033,972
Controlled investments	32,568,273	(10,972,967)	(4,915,504)
Foreign currency translation	(530,799)	1,472,779	(760,440)

Net change in unrealized appreciation or depreciation	109,714,146	72,808,120	53,935,094

Net realized and unrealized gain (loss)	45,350,728	(16,310,299)	4,041,718

Net Increase in Net Assets Resulting from Operations	$92,988,803	$57,351,233	$76,920,509

Net Investment Income Per Share—basic	$0.64	$1.00	$1.00

Earnings Per Share—basic	$1.25	$0.78	$1.05

Average Shares Outstanding—basic	74,174,560	73,623,983	73,037,357

Net Investment Income Per Share—diluted	$0.64	$1.00	$1.00

Earnings Per Share—diluted	$1.19	$0.78	$1.05

Average Shares Outstanding—diluted	82,715,571	73,623,983	73,037,357
Distributions Declared Per Share	$1.04	$1.04	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

	December 31, 2013	December 31, 2012	December 31, 2011
Net Increase in Net Assets Resulting from Operations:
Net investment income	$47,638,075	$73,661,532	$72,878,791
Net realized loss	(64,363,418)	(89,118,419)	(49,893,376)
Net change in unrealized appreciation or depreciation	109,714,146	72,808,120	53,935,094

Net increase in net assets resulting from operations	92,988,803	57,351,233	76,920,509

Distributions to Stockholders from:
Net investment income	(44,542,806)	(5,434,267)	(59,230,030)
Tax return of capital	(32,599,852)	(71,138,035)	(21,131,865)

Total distributions	(77,142,658)	(76,572,302)	(80,361,895)

Capital Share Transactions:
Equity component of convertible debt	1,189,747	—	—
Proceeds from shares sold	—	—	2,000,000
Reinvestment of distributions	5,288,757	5,591,912	8,021,087
Purchases of treasury stock	—	—	(4,050,776)

Net increase in net assets resulting from capital share transactions	6,478,504	5,591,912	5,970,311

Total Increase (Decrease) in Net Assets	22,324,649	(13,629,157)	2,528,925
Net assets at beginning of year	687,379,692	701,008,849	698,479,924

Net assets at end of year	$709,704,341	$687,379,692	$701,008,849

Capital Share Activity:
Shares issued from subscriptions	—	—	200,000
Shares issued from reinvestment of distributions	569,804	621,797	904,774
Purchases of treasury stock	—	—	(463,828)

Net increase in shares outstanding	569,804	621,797	640,946

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

	December 31, 2013	December 31, 2012	December 31, 2011
Operating Activities:
Net increase in net assets resulting from operations	$92,988,803	$57,351,233	$76,920,509
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(10,206,849)	(5,584,869)	(5,204,322)
Net amortization on investments	(13,975,663)	(16,258,453)	(10,904,536)
Amortization of debt issuance costs	1,985,234	2,524,915	2,499,742
Net change in unrealized on investments	(110,244,945)	(71,335,341)	(54,695,534)
Net change in unrealized on foreign currency translation	530,799	(1,472,779)	760,440
Net realized (gain) loss on investments	57,666,741	87,932,990	51,102,184
Net realized (gain) loss on foreign currency	166,934	1,185,429	(1,208,808)
Changes in operating assets:
Purchase of investments	(523,528,274)	(311,512,999)	(396,325,881)
Purchase of foreign currency contracts—net	(59,002)	(1,188,704)	1,204,593
Proceeds from disposition of investments	442,623,803	314,755,655	249,139,391
Change in receivable for investments sold	(22,251,290)	2,229,709	2,581,484
Change in interest receivable	3,015,187	2,426,623	(5,711,538)
Change in dividends receivable	—	(317,146)	1,356,128
Change in prepaid expenses and other assets	(2,401,121)	(159,925)	(124,111)
Changes in operating liabilities:
Change in payable for investments purchased	20,559,757	18,646	(2,304,840)
Change in interest payable	2,618,884	(315,052)	5,336,100
Change in management fees payable	176,604	333,138	938,734
Change in incentive management fees payable	14,447,274	8,399,771	(2,735,939)
Change in accrued administrative services	(7,000)	132,375	64,461
Change in other accrued expenses and payables	1,250,069	(827,904)	212,149

Net cash provided by (used in) operating activities	(44,644,055)	68,317,312	(87,099,594)

Financing Activities:
Distributions paid in cash	(71,705,637)	(70,824,560)	(76,522,495)
Proceeds from debt	503,902,891	311,400,000	407,250,000
Repayments of debt	(371,581,650)	(307,550,000)	(234,250,000)
Net proceeds from issuance of common stock	—	—	2,000,000
Deferred debt issuance costs	(6,618,906)	—	(1,690,580)
Purchase of treasury stock	—	—	(4,050,776)

Net cash provided by (used in) financing activities	53,996,698	(66,974,560)	92,736,149

Effect of exchange rate changes on cash	—	396	(18,433)

Net increase (decrease) in cash	9,352,643	1,343,148	5,618,122
Cash and cash equivalents, beginning of period	9,122,141	7,778,993	2,160,871

Cash and cash equivalents, end of period	$18,474,784	$9,122,141	$7,778,993

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$16,968,352	$18,995,668	$9,904,927
Taxes	$472,233	$1,866,468	$916,419
Distributions reinvested	$5,288,757	$5,591,912	$8,021,087

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—31.9%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,582,933	$15,000,000
AGY Holding Corp., Second Lien(d)(i)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	19,462,510	19,151,000
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	20,000,000	19,669,891	19,800,000
American Residential Services L.L.C. et al., Second Lien(i)	HVAC/ Plumbing Services	12.00%	4/15/15	46,000,000	45,801,024	46,000,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,243,609	35,078,000
Sizzling Platter LLC et al., First Lien(i)	Restaurants	12.25%	4/15/16	30,000,000	29,508,767	30,600,000
TriMark USA, LLC., Second Lien(n)(o)	Food Service Equipment	13.00%	6/29/16	52,138,638	52,138,638	52,138,638
U.S. Well Services, LLC, Second Lien(i)	Energy	14.50%	2/15/17	9,000,000	8,917,538	8,917,538

Total Senior Secured Notes					229,324,910	226,685,176

Unsecured Debt—16.7%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	12/14/18	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(o)	Materials	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(f)(g)(o)(q)	Discount Stores	18.00%	7/11/17	5,454,365	5,454,365	5,454,365
SVP Worldwide Ltd.(g)(o)(q)	Consumer Products	14.00%	6/27/18	44,170,052	44,170,052	44,170,052
Townsquare Media, LLC(o)	Media & Entertainment	10.00%	9/30/19	12,156,667	12,156,667	12,156,667

Total Unsecured Debt					118,531,084	118,531,084

Subordinated Debt—11.1%
A & A Manufacturing Co., Inc.(o)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
Automobile Protection Corporation—APCO(n)	Insurance	9.74%	6/17/19	25,000,000	25,000,000	25,000,000
The Pay-O-Matic Corp.(o)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					78,395,314	78,395,314

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—74.3%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(d)	Glass Yarns/Fibers	12.00%	9/15/16	7,964,650	7,964,650	7,964,650
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	71,032	—	—
Alpha Media Group Inc., First Lien(o)	Publishing	12.00%	7/15/16	6,280,313	4,338,433	538,000
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,068,361	41,068,361	39,014,942
Arclin US Holdings Inc., Second Lien(g)(n)(q)	Chemicals	7.75%	1/15/15	3,451,615	3,271,711	3,451,615
Ascend Learning, LLC, Second Lien(n)	Education	11.50%	12/6/17	20,000,000	20,000,000	20,000,000
Attachmate Corporation et al., Second Lien(n)	Software	11.00%	11/22/18	24,191,324	23,849,327	24,191,324
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	4.50%	6/27/17	1,645,833	1,545,450	1,596,458
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)	Financial Services	7.00%	6/27/18	12,161,227	10,088,490	10,458,655
Citrus Energy Appalachia, LLC, Second Lien(n)	Energy	9.75%	7/26/18	27,787,500	26,993,013	26,953,875
Isola USA Corp., First Lien(n)	Laminate Products	9.25%	11/29/18	5,000,000	4,925,500	5,050,000
K2 Pure Solutions Nocal, L.P. First Lien(n)	Chemicals	10.00%	8/19/19	20,000,000	19,624,645	20,000,000
MediMedia USA, Inc., First Lien(n)	Information Services	8.00%	11/20/18	9,950,000	9,683,071	9,651,500
MediMedia USA, Inc., Second Lien(n)	Information Services	12.25%	11/20/19	60,000,000	58,360,932	58,200,000
Omnitracs, Inc., Second Lien(n)	Trucking Fleet Management Systems	8.75%	5/25/21	3,000,000	2,970,195	3,020,625
Pre-Paid Legal Services, Inc., Second Lien(n)	Legal Services	9.75%	7/1/20	25,000,000	24,649,793	25,000,000
Quality Home Brands Holdings LLC, Second Lien(n)	Discount Stores	11.75%	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(f)(g)(q)	Discount Materials	16.00%	1/11/17	20,000,000	20,000,000	20,000,000
Renaissance Learning, Inc., Second Lien(n)	Education Software	8.75%	5/14/21	3,000,000	2,955,733	3,031,875
Road Infrastructure Investment, LLC, Second Lien(n)	Manufacturing	10.25%	9/30/18	15,000,000	14,831,430	15,000,000
Royal Adhesives and Sealants, LLC, Second Lien(n)	Chemicals	9.75%	1/31/19	6,000,000	5,888,863	6,075,000
Shoreline Energy LLC, Second Lien(n)	Energy	10.25%	3/30/19	30,000,000	29,139,991	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	$50,000,000	$50,000,000	$51,000,000
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	4.25%	6/30/15	5,015,119	4,933,931	5,015,119
Water Pik, Inc., Second Lien(n)	Consumer Products	9.75%	1/8/21	22,500,000	21,552,192	22,050,000
WBS Group LLC, First Lien(f)(n)	Software	9.50%	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/15	24,999,000	24,652,270	24,999,000
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	8.00%	3/2/17	6,590,896	6,590,896	6,656,805

Total Senior Secured Loans					528,163,132	527,203,698

Preferred Stock—3.5%
Advantage Insurance Holdings, Ltd.(d)(g)(i)(q)	Insurance	8.00%		500,000	5,100,822	5,100,822
Alpha Media Group Holdings Inc., Series A-2(p)	Publishing			5,000	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Glass Yarns/Fibers	20.00%		22,960	5,016,519	4,732,950
Progress Financial Corporation, Series F-1(p)	Financial Services			963,710	740,313	1,263,255
Progress Financial Corporation, Series G(p)	Financial Services			1,758,256	2,013,112	2,304,765
USI Senior Holdings, Inc. (United Subcontractors)(d)(p)	Building and Construction			208,742	3,812,635	6,262,254
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)(d)	Printing/ Publishing	15.00%		4,809	5,208,213	5,208,213

Total Preferred Stock					21,891,614	24,872,259

Common Stock—20.2%(p)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(q)	Chemicals			450,532	9,722,203	18,440,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services			368,124	16,654,505	17,242,928
ECI Holdco, Inc., Class A-1(f)	Electronics			20,540,133	23,077,697	68,604,042
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	9,250,000
Red Apple Stores Inc.(f)(g)(h)(q)	Discount Stores			8,756,859	8,242,821	8,242,821
Tygem Holdings, Inc., Class A	Metals			30,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			208,742	$3,814,281	$21,575,553

Total Common Stock					66,511,507	143,355,344

Limited Partnership/Limited Liability Company Interests—9.6%
ARS Investment Holdings, LLC(j)(p)	HVAC/ Plumbing Services			128,358	21,658	1,130,000
DynaVox Systems Holdings, LLC(k)(p)	Augmentative Communication Products			272,369	758,069	32,684
Higginbotham Investment Holdings, LLC(p)	Insurance			1,163	1,139,535	1,715,117
Marquette Transportation Company Holdings, LLC(l)(p)	Transportation			25,000	5,000,000	2,912,000
Marsico Holdings, LLC(i)(p)	Financial Services			91,445	1,848,077	18,732
Penton Business Media Holdings, LLC(d)(p)	Information Services			226	9,050,000	36,441,130
PG Holdco, LLC	Healthcare Services	15.00%		333	430,772	430,772
PG Holdco, LLC, Class A(p)	Healthcare Services			16,667	166,667	410,569
Sentry Security Systems Holdings, LLC(p)	Security Services			147,271	147,271	15,943
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	1,024,686	1,024,686
VSS-AHC Holdings LLC (Advanstar Global LLC)(d)(p)	Printing/ Publishing			884,716	6,150,647	13,394,600
WBS Group LLC(f)(m)(p)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(f)(p)	Restaurants			350,000	9,260,324	4,781,000

Total Limited Partnership/Limited Liability Company Interests					34,998,706	68,364,016

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—4.3%(p)
Arclin Cayman Holdings Ltd., Tranche 1(g)(q)	Chemicals		expire 1/15/14	230,159	$403,815	$6,082,021
Arclin Cayman Holdings Ltd., Tranche 2(g)(q)	Chemicals		expire 1/15/15	230,159	323,052	6,088,754
Arclin Cayman Holdings Ltd., Tranche 3(g)(q)	Chemicals		expire 1/15/14	230,159	484,578	5,391,543
Arclin Cayman Holdings Ltd., Tranche 4(g)(q)	Chemicals		expire 1/15/15	230,159	403,815	5,399,833
Bankruptcy Management Solutions, Inc., Tranche A(f)	Financial Services		expire 6/27/18	28,464	375,040	375,725
Bankruptcy Management Solutions, Inc., Tranche B(f)	Financial Services		expire 6/27/19	30,654	342,295	343,631
Bankruptcy Management Solutions, Inc., Tranche C(f)	Financial Services		expire 6/27/20	45,981	468,803	474,524
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC(i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	6,959,220	3,183,106	5,729,127
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	600,000

Total Equity Warrants/Options					6,683,954	30,565,573

TOTAL INVESTMENTS—171.6%					$1,084,500,221	1,217,972,464

OTHER ASSETS & LIABILITIES (NET)—(71.6)%						(508,268,123)

NET ASSETS—100.0%						$709,704,341

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 72% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 71% of such senior secured loans have floors of 1.00% to 1.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2013 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2013
Non-controlled, Affiliated Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2013		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings, Ltd.
Preferred Stock	$—	$5,100,822	$—	$—	$5,100,822		$—	$—	$—	$100,823
AGY Holding Corp.:
Senior Secured Note	—	19,462,510	—	(311,510)	19,151,000	†	—	1,528,400	—	—
Senior Secured Loan	—	7,964,650	—	—	7,964,650	†	—	496,462	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	—	5,016,519	—	(283,569)	4,732,950	†	—	—	—	501,229
M&M Tradition Holdings Corp.
Common Stock	6,250,000	—	—	3,000,000	9,250,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	22,111,124	—	—	14,330,006	36,441,130		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	20,822,342	3,834,740	(23,687,192)	(969,890)	—		—	4,599,171	—	—
United Subcontractors, Inc.
Senior Secured Loan	3,242,631	1,454,257	—	318,231	5,015,119		21	406,643	—	—
USI Senior Holdings, Inc.:
Common Stock	3,485,140	88,832	(344)	18,001,925	21,575,553		—	—	—	—
Preferred Stock	4,934,133	87,527	—	1,240,594	6,262,254		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	—	5,208,213	—	—	5,208,213		—	—	—	399,212
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	6,904,802	—	—	6,489,798	13,394,600		—	—	—	—

Totals	$67,750,172	$48,218,070	$(23,687,536)	$41,815,585	$134,096,291		$21	$7,030,676	$—	$1,001,264

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2013 represents 18.9% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 27% of the Company’s net assets at December 31, 2013.
(j)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(k)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2013
Controlled Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2013		Net Realized Gain (Loss)	Interest Income	Fee Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,960,000	$2,156,660	$(2,354,167)	$(166,035)	$1,596,458		$218,374	$129,497	$358,705
Senior Secured Loan, First Lien, B	17,148,766	32,131,115	(35,752,294)	(3,068,932)	10,458,655		2,269,456	2,779,506	100,000
Senior Secured Loan, Second Lien	7,703,412	406,328	(25,556,717)	17,446,977	—	†	(24,547,868)	494,976	—
Common Stock	—	16,658,378	(3,873)	588,423	17,242,928		(9,600,072)	—	—
Warrants	—	1,216,827	(30,689)	7,742	1,193,880		(396,273)	—	—
BKC CSP Blocker, Inc.
Common Stock	—	167,401	(167,401)	—	—		167,401	—	—
ECI Holdco, Inc.
Common Stock	47,981,132	4,050,000	—	16,572,910	68,604,042		—	—	—
Red Apple Stores, Inc.:
Unsecured Debt	—	5,454,365	—	—	5,454,365	††	—	454,544	—
Senior Secured Loan	—	20,000,000	—	—	20,000,000	††	—	1,546,669	1,250,000
Common Stock	—	8,512,095	(269,274)	—	8,242,821	††	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	2,055,137	1,000,000
Senior Secured Loan, Second Lien	24,999,000	188,354	(140,633)	(47,721)	24,999,000		134	2,635,733	29,975
Limited Liability Co. Interest	6,056,783	—	—	—	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	65,909	6,656,805		—	523,243	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	3,612,000	—	—	1,169,000	4,781,000		—	—	—

Totals	$143,336,244	$90,941,523	$(64,275,048)	$32,568,273	$202,570,992		$(31,888,848)	$10,619,305	$2,738,680

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2013.
††	Investment moved into controlled category during the period.

The aggregate fair value of controlled investments at December 31, 2013 represents 28.5% of the Company’s net assets.

(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 6.1% of interest income earned for the year ended December 31, 2013. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(p)	Non-income producing equity securities at December 31, 2013.
(q)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.

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

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2012

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	$5,000,000	$6,250,000
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			164,471	3,725,793	3,485,140

Total Common Stock					47,075,765	72,341,231

Limited Partnership/Limited Liability Company Interests—7.1%
ARS Investment Holdings, LLC(k)(s)	HVAC/ Plumbing Services			102,601	—	790,000
DynaVox Systems Holdings, LLC(m)(s)	Augmentative Communication Products			272,369	758,069	100,777
Higginbotham Investment Holdings, LLC(s)	Insurance			1,163	1,500,000	1,500,000
Marquette Transportation Company Holdings, LLC(n)(s)	Transportation			25,000	5,000,000	6,169,000
Marsico Holdings, LLC(i)(s)	Financial Services			91,445	1,848,077	143,569
Penton Business Media Holdings, LLC(d)(s)	Information Services			226	9,050,000	22,111,124
PG Holdco, LLC (Press Ganey)	Healthcare Services	15.00%		333	374,585	374,585
PG Holdco, LLC (Press Ganey), Class A(s)	Healthcare Services			16,667	166,667	317,477
Sentry Security Systems Holdings, LLC(s)	Security Services			147,271	147,271	8,264
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	948,786	948,786
VSS-AHC Holdings LLC (Advanstar Global LLC)(d)(s)	Printing/ Publishing			884,716	6,150,647	6,904,802
WBS Group LLC (f)(o)(s)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(f)(s)	Restaurants			350,000	9,260,324	3,612,000

Total Limited Partnership/Limited Liability Company Interests					35,205,426	49,037,167

Equity Warrants/Options—2.4%(s)
Arclin Cayman Holdings Ltd., Tranche 1(g)(p)	Chemicals		expire1/15/14	230,159	403,815	3,743,759

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

BlackRock Kelso Capital Corporation

Notes to Consolidated Financial Statements

1. Organization

BlackRock Kelso Capital Corporation and subsidiaries (the “Company”) was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”). The Company is registered as an investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”).

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term liquid overnight investments.

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

Dividend income is recorded on the ex-dividend date and is adjusted to the extent that the Company expects to collect such amounts. For loans and securities with payment-in-kind (“PIK”) income, which represents contractual interest or dividends accrued and added to the principal balance and generally due at maturity, such income is accrued only to the extent that the Advisor believes that the PIK income is likely to be collected. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return.

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $19,373,748 and $22,291,022 as of December 31, 2013 and December 31, 2012, respectively.

Distributions to Common Stockholders

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of Common Stock, rather than receiving the cash distributions.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 were effective for the Company on January 1, 2012. Management has adopted the provisions of ASU 2011-04 on January 1, 2012. The adoption of ASU 2011-04 did not have an impact on the measurement of fair value of the Company’s investments, but did impact the Company’s disclosures related to fair value, which have been reflected in the notes to these consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). These disclosure requirements are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the financial position; and to disclose instruments and transactions subject to an agreement similar to a master netting agreement. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted ASU 2011-11 on January 1, 2013. The impact of the adoption of ASU 2011-11 did not have a significant impact on the Company’s consolidated financial statements.

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

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 is effective on January 1, 2014, and is not expected to have a material effect on the Company’s consolidated financial statements.

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

For the years ended December 31, 2013, 2012 and 2011, the Advisor earned $21,629,665, $22,504,433 and $19,841,258, respectively, in base management fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2013 and 2012 was determined by reference to the four quarter periods ended on December 31, 2013 and 2012, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the years ended December 31, 2013, 2012 and 2011, the Advisor earned $10,889,088, $16,997,054 and $11,878,159, respectively, in Incentive Fees based on income from the Company.

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

The capital gains fee due the Advisor as calculated under the Management Agreement as described above, for the years ended December 31, 2013, 2012 and 2011 was zero. In accordance with GAAP, the hypothetical incentive fee for the years ended December 31, 2013, 2012 and 2011 resulted in a capital gains incentive fee of $20,259,349, $5,494,735 and zero, respectively.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $2,066,737, $1,991,416 and $1,779,734, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the years ended December 31, 2013, 2012 and 2011, were $2,808,014, $3,107,677 and $3,046,228, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $574,895, $322,013 and $968,721, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the years ended December 31, 2013, 2012 and 2011.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, on March 16, 2011, the Company issued and sold to the Advisor in a private placement 200,000 shares of common stock for $2,000,000 or $10.00 per share, which was the closing price of the Company’s common stock price on The NASDAQ Global Select Market on that date. There were no private placement purchases for the years ended December 31, 2013 and 2012.

At December 31, 2013 and 2012, the Advisor owned and had the right to vote approximately 46,000 and 94,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 125,000 and 261,000 shares, respectively, of the Company’s common stock. At December 31, 2013 and 2012, other entities affiliated with the Administrator beneficially owned approximately 4,808,000 and 6,019,000 shares, respectively, of the Company’s common stock, representing approximately 6.5% and 8.2% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Earnings per share—basic:
Net increase in net assets resulting from operations	$92,988,803	$57,351,233	$76,920,509
Weighted average shares outstanding—basic	74,174,560	73,623,983	73,037,357
Earnings per share—basic:	$1.25	$0.78	$1.05
Earnings per share—diluted:
Net increase in net assets resulting from operations, before adjustments	$92,988,803	$—	$—
Adjustments for interest on unsecured convertible senior notes	5,642,866	—	—

Net increase in net assets resulting from operations, as adjusted	$98,631,669	$57,351,233	$76,920,509
Weighted average shares outstanding—diluted	82,715,571	73,623,983	73,037,357
Earnings per share—diluted:	$1.19	$0.78	$1.05

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for December 31, 2012 and 2011 because there were no common stock equivalents outstanding during those years.

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2013, 2012 and 2011 totaled $533,735,123, $317,097,868 and $401,530,203, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2013, 2012 and 2011 totaled $442,623,803, $314,755,655 and $249,139,391, respectively.

At December 31, 2013, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$229,324,910	$226,685,176
Unsecured debt	118,531,084	118,531,084
Subordinated debt	78,395,314	78,395,314
Senior secured loans:
First lien	160,014,671	158,250,792
Second/other priority lien	368,148,461	368,952,906

Total senior secured loans	528,163,132	527,203,698

Preferred stock	21,891,614	24,872,259
Common stock	66,511,507	143,355,344
Limited partnership/limited liability company interests	34,998,706	68,364,016
Equity warrants/options	6,683,954	30,565,573

Total investments	$1,084,500,221	$1,217,972,464

At December 31, 2012, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$196,604,877	$193,934,286
Unsecured debt	69,639,165	69,725,040
Subordinated debt	97,976,290	97,910,598
Senior secured loans:
First lien	185,245,486	185,983,030
Second/other priority lien	397,254,097	370,473,889

Total senior secured loans	582,499,583	556,456,919

Preferred stock	4,465,421	5,848,306
Common stock	47,075,765	72,341,231
Limited partnership/limited liability company interests	35,205,426	49,037,167
Equity warrants/options	3,882,766	16,343,994

Total investments	$1,037,349,293	$1,061,597,541

Industry Composition

The industry composition of our portfolio, at fair market value, at December 31, 2013 and 2012 was as follows:

	December 31,
Industry	2013	2012
Personal and Other Services	17.1%	10.7%
Consumer Products	14.6	8.8
Healthcare	12.1	13.5
Chemicals	8.5	4.9
Manufacturing	8.3	10.0
Business Services	7.1	10.6
Electronics	5.6	4.5
Printing, Publishing and Media	5.6	9.1
Energy	5.4	—
Financial Services	4.9	8.1
Beverage, Food and Tobacco	3.5	3.8
Retail	2.8	2.3
Building and Real Estate	2.7	6.0
Distribution	1.6	4.3
Containers and Packaging	0.2	2.7
Transportation	—	0.6
Telecommunications	—	0.1

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2013 was United States 93.1%, Canada 6.5% and the Cayman Islands 0.4%, and at December 31, 2012 was United States 94.7% and Canada 5.3%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2013.

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

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2013 and December 31, 2012 represents 4.3% and 2.4%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2013 and December 31, 2012 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of December 31, 2013, the Company’s asset coverage was 246%.

On June 7, 2013, the Company entered into a Senior Secured Term Loan Credit Agreement (the “Term Loan”) which has a principal amount of $10,000,000. The Term Loan has a stated maturity date of May 31, 2018. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.75%.

On March 13, 2013, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $350,000,000 and canceled the prior credit facility and the related term loan that were outstanding at December 31, 2012. The Credit Facility has a stated maturity date of March 13, 2017. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.50%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

At December 31, 2013, the Company had $179,000,000 drawn on the Credit Facility versus $171,850,000 at December 31, 2012. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $171,000,000 at December 31, 2013.

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

The Company’s outstanding debt as of December 31, 2013 and 2012 was as follows:

	As of
	December 31, 2013					December 31, 2012
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$350,000,000	(2)	$179,000,000	$179,000,000		$375,000,000	(3)	$171,850,000	$171,850,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	113,981,494	(4)	—		—	—
Term Loan	10,000,000		10,000,000	10,000,000		—		—	—

	$650,000,000		$479,000,000	$477,981,494		$550,000,000		$346,850,000	$346,850,000

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $900,000,000.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $1,018,506 as of December 31, 2013.

The average debt outstanding during the years ended December 31, 2013, 2012 and 2011 was $359,486,764, $381,451,093 and $291,353,425, respectively. The maximum amounts borrowed during the years ended December 31, 2013, 2012 and 2011 were $485,831,495, $469,900,000 and $402,000,000, respectively.

The weighted average annual interest cost for the years ended December 31, 2013, 2012 and 2011 was 5.50%, 4.90% and 5.23%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility and the Senior Secured Notes. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the years ended December 31, 2013, 2012 and 2011 were $1,077,196, $862,540 and $1,261,681, respectively.

At December 31, 2013, the Company was in compliance with all covenants required under the Credit Facility and the Senior Secured Notes.

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

In May 2013, the repurchase plan was further extended through the earlier of June 30, 2014 or until the approved number of shares has been repurchased. Since inception of the repurchase plan through December 31, 2013, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At December 31, 2013, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

There were no share offerings during the years ended December 31, 2013, 2012 and 2011.

For the years ended December 31, 2013, 2012 and 2011, distributions paid to common stockholders were $77,142,658, $76,572,302 and $80,361,895, respectively. For the years ended December 31, 2013, 2012 and 2011, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $5,288,757, $5,591,912 and $8,021,087, respectively.

9. Guarantees and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2013 and December 31, 2012.

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

The carrying and fair values of the Company’s Credit Facility payable were $179,000,000 and $176,315,000 at December 31, 2013 and $171,850,000 and $168,413,000 at December 31, 2012, respectively. The carrying and fair values of the Company’s Secured Senior Notes were $175,000,000 and $187,375,280 at December 31, 2013, respectively and $175,000,000 and $189,507,410 at December 31, 2012. The carrying and fair values of the Company’s Convertible Notes were $113,981,494 and $116,546,078 at December 31, 2013. The carrying and fair values of the Company’s Term Loan was $10,000,000 and $9,950,000 at December 31, 2013. The carrying and fair values of the Company’s total debt outstanding were therefore $477,981,494 and $490,186,358 at December 31, 2013, respectively and $346,850,000 and $357,920,410 at December 31, 2012.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at December 31, 2013 and December 31, 2012 in determining such fair values:

		Fair Value Inputs at December 31, 2013
	Fair Value at December 31, 2013	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$226,685,176	$—	$—	$226,685,176
Unsecured debt	118,531,084	—	—	118,531,084
Subordinated debt	78,395,314	—	—	78,395,314
Senior secured loans	527,203,698	—	—	527,203,698
Preferred stock	24,872,259	—	—	24,872,259
Common stock	143,355,344	—	—	143,355,344
Limited partnership/limited liability company interests	68,364,016	—	—	68,364,016
Equity warrants/options	30,565,573	—	—	30,565,573

Total investments	1,217,972,464	—	—	1,217,972,464
Cash and cash equivalents	18,474,784	18,474,784	—	—

Total	$1,236,447,248	$18,474,784	$—	$1,217,972,464

		Fair Value Inputs at December 31, 2012
	Fair Value at December 31, 2012	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$193,934,286	$—	$—	$193,934,286
Unsecured debt	69,725,040	—	—	69,725,040
Subordinated debt	97,910,598	—	—	97,910,598
Senior secured loans	556,456,919	—	—	556,456,919
Preferred stock	5,848,306	—	—	5,848,306
Common stock	72,341,231	—	—	72,341,231
Limited partnership/limited liability company interests	49,037,167	—	—	49,037,167
Equity warrants/options	16,343,994	—	—	16,343,994

Total investments	1,061,597,541	—	—	1,061,597,541
Forward foreign currency contracts	369,417	—	369,417	—
Cash and cash equivalents	9,122,141	9,122,141	—	—

Total	$1,071,089,099	$9,122,141	$369,417	$1,061,597,541

The valuation techniques used at December 31, 2013 and December 31, 2012 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,200,162,280 and $1,061,396,764 as of December 31, 2013 and December 31, 2012, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the year ended December 31, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2012	Amortization of Premium/ Discount— Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2013
Senior secured notes	$193,934,286	$2,339,554	$9,092,475	$30,857	$66,446,805	$(45,158,801)	$—	$226,685,176
Unsecured debt	69,725,040	85,875	—	(85,875)	53,806,044	(5,000,000)	—	118,531,084
Subordinated debt	97,910,598	1,099,329	—	65,692	25,031,979	(45,712,284)	—	78,395,314
Senior secured loans	556,456,919	9,410,079	(24,135,225)	25,083,229	431,732,754	(471,344,058)	—	527,203,698
Preferred stock	5,848,306	216,156	(34,502,744)	1,597,760	68,777,885	(17,065,104)	—	24,872,259
Common stock	72,341,231	—	(8,288,493)	51,578,371	28,138,978	(414,743)	—	143,355,344
Limited partnership/LLC Interest	49,037,167	—	86,358	19,533,569	153,745	(446,823)	—	68,364,016
Equity warrants /options	16,343,994	824,670	85,232	11,420,391	2,372,792	(481,506)	—	30,565,573

Total investments	$1,061,597,541	$13,975,663	$(57,662,397)	$109,223,994	$676,460,982	$(585,623,319)	$—	$1,217,972,464

The following is a reconciliation for the year ended December 31, 2012 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2011	Amortization of Premium/ Discount— Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2012
Senior secured notes	$113,871,025	$1,997,176	$—	$1,142,388	$76,923,697	$—	$—	$193,934,286
Unsecured debt	5,000,000	228,885	(45,124,241)	45,195,356	64,725,040	(300,000)	—	69,725,040
Subordinated debt	163,038,989	2,608,917	(8,185,353)	3,831,905	10,661,605	(74,045,465)	—	97,910,598
Senior secured loans	655,594,813	11,423,475	(7,345,237)	(17,236,269)	150,008,655	(235,988,518)	—	556,456,919
Preferred stock	—	—	—	1,382,885	4,465,421	—	—	5,848,306
Common stock	65,985,605	—	(51,644)	10,932,904	(3,471,539)	(1,054,095)	—	72,341,231
Limited partnership/LLC Interest	39,170,742	—	(27,090,218)	18,428,131	21,896,089	(3,367,577)	—	49,037,167
Equity warrants /options	6,291,268	—	(136,297)	9,489,178	699,845	—	—	16,343,994

Total investments	$1,048,952,442	$16,258,453	$(87,932,990)	$73,166,478	$325,908,813	$(314,755,655)	$—	$1,061,597,541

There were no transfers between levels during year ended December 31, 2013 and 2012. Transfers, to the extent they exist, are deemed to take place at the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2013 were as follows:

EBITDA Multiples:	High	Low	Weighted Average
Senior secured notes	n/a	n/a	n/a
Unsecured debt	5.62x	4.94x	5.28x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	7.54x	6.65x	7.09x
Preferred stock	6.20x	5.60x	5.90x
Common stock	7.15x	6.37x	6.76x
Limited partnerships/LLC interest	9.80x	8.98x	9.39x
Equity warrants/options	6.54x	5.60x	6.07x

Market Yields:
Senior secured notes	14.93%	13.43%	14.18%
Unsecured debt	12.75%	12.25%	12.50%
Subordinated debt	15.00%	13.00%	14.00%
Senior secured loans	10.71%	10.00%	10.35%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	2.90%	2.75%	2.83%
Equity warrants/options	2.90%	2.75%	2.83%

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2012 were as follows:

EBITDA Multiples:	High	Low	Weighted Average
Senior secured notes	7.50x	7.00x	7.30x
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	8.60x	7.50x	8.00x
Preferred stock	7.50x	6.80x	7.10x
Common stock	8.40x	7.50x	8.00x
Limited partnerships/LLC interest	9.00x	8.30x	8.60x
Equity warrants/options	5.70x	4.80x	5.20x

Market Yields:
Senior secured notes	14.20%	12.50%	13.35%
Unsecured debt	14.63%	13.38%	14.00%
Subordinated debt	14.69%	13.44%	14.06%
Senior secured loans	13.29%	11.25%	12.27%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2013.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Per Share Data:
Net asset value, beginning of year	$9.31	$9.58	$9.62	$9.55	$9.23

Net investment income	0.64	1.00	1.00	0.96	1.36
Net realized and unrealized gain (loss)	0.61	(0.22)	0.05	0.18	(0.16)

Total from investment operations	1.25	0.78	1.05	1.14	1.20
Distributions to stockholders from:
Net investment income	(0.60)	(0.07)	(0.81)	(1.28)	(0.80)
Net realized gains	—	—	—	—	—
Tax return of capital	(0.44)	(0.97)	(0.29)	—	—

Total distributions	(1.04)	(1.04)	(1.10)	(1.28)	(0.80)
Equity component of warrant	0.01	—	—	—	—
Issuance of stock at prices from dividend reinvestment plan	0.01	(0.01)	0.01	0.35	(0.13)
Offering costs	—	—	—	(0.14)	—
Purchases of treasury stock at prices below net asset value	—	—	—	—	0.05

Net increase (decrease) in net assets	0.23	(0.27)	(0.04)	0.07	0.32

Net asset value, end of year	$9.54	$9.31	$9.58	$9.62	$9.55

Market price, end of year	$9.33	$10.06	$8.16	$11.06	$8.52

Total return(1)	3.56%	38.02%	(16.03)%	48.40%	(5.86)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets	8.78%	7.28%	5.55%	6.05%	7.94%
Ratio of credit facility related expenses to average net assets	3.29%	3.13%	2.67%	1.35%	1.35%

Ratio of total expenses to average net assets	12.07%	10.41%	8.22%	7.40%	9.29%
Ratio of net investment income to average net assets	6.85%	10.41%	10.22%	9.68%	14.47%
Net assets, end of year	$709,704,341	$687,379,692	$701,008,849	$698,479,924	$539,562,762
Average debt outstanding	$359,486,764	$381,451,093	$291,353,425	$205,151,507	$397,464,757
Weighted average shares outstanding	74,174,560	73,623,983	73,037,357	62,663,002	55,923,757
Average debt per share(2)	$4.85	$5.18	$3.99	$3.27	$7.11
Portfolio turnover	41%	29%	26%	49%	14%

Figures may not foot due to rounding.
(1)	For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(2)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital, distributions in excess of net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. The following temporary and permanent differences at December 31, 2013 and 2012 primarily attributable to differences in the tax treatment of certain debt securities, the tax characterization of income from partnership investments, foreign currency transactions, non-deductible expenses and differences in accounting for certain upfront fees (treated as taxable income when received and may be accreted over the life of the respective investment for financial reporting purposes), were reclassified for tax purposes as follows:

	December 31, 2013	December 31, 2012
Paid-in capital in excess of par	$3,237,331	$(1,051)
Distributions in excess of net investment income	$(177,995)	$(64,352,584)
Accumulated net realized loss	$(3,059,336)	$64,353,635

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Net increase in net assets resulting from operations	$92,988,803	$57,351,233
Net unrealized appreciation not taxable	(109,714,146)	(72,808,120)
Deferral of late year capital loss	6,587,449	14,808,295
Reversal of prior year post-October capital loss	(7,379,468)	(10,280,211)
Deferral of late year ordinary loss	4,343	159,963
Reversal of prior year post-October ordinary loss	(159,963)	—
Section 1256 currency contracts mark-to-market	—	369,417
Reversal of prior year Section 1256 currency contracts mark-to-market	(369,411)	1,106,241
Current year net capital losses	64,993,718	20,393,297
Upfront fees recognized for book, already recognized for tax	(2,536,703)	(5,662,328)
Losses not currently deductible	(4,965)	34,009
Other book/tax differences	(11,311)	(189,557)
Amortization of organizational costs	(3,804)	(3,804)

Taxable income before deductions for distributions	$44,394,542	$5,278,435

Taxable income generally differs from the change in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as unrealized gains or losses are not included in taxable income until they are realized.

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

At December 31, 2013, the cost of investments for tax purposes was $1,109,971,444 resulting in net unrealized appreciation of $108,001,020 which was comprised of gross unrealized appreciation and depreciation of $154,625,031 and ($46,624,011), respectively. At December 31, 2012, the cost of investments for tax purposes was $1,064,516,575 resulting in net unrealized depreciation of ($2,919,638) which was comprised of gross unrealized appreciation and depreciation of $78,004,116 and ($80,923,754), respectively.

At December 31, 2013 and 2012, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	December 31, 2013	December 31, 2012
Net unrealized appreciation	$130,522,308	$20,808,162
Deferred late year capital loss	(6,587,449)	(14,808,295)
Section 1256 currency contracts mark-to-market	—	(369,417)
Deferred late year ordinary loss	(4,343)	(159,963)
Differences between book and tax loss on investments	(45,889,105)	(38,460,278)
Distributions payable	(19,344,682)	(19,196,418)
Capital loss carry forward	(247,205,862)	(179,831,735)
Differences between book and tax on upfront fees	—	(2,536,699)
Wash sales on investments	(31,374)	(36,339)
Expenses not currently deductible	(24,725)	(28,531)
Net income from pass thru investments	13,020,429	13,866,046

Total accumulated losses—net, book basis	$(175,544,803)	$(220,753,467)

For the tax year ended December 31, 2013, the Company had a net capital loss carry forward of $247,205,862, which can be used to offset future capital gains. If not utilized against future gains, $9,065,897 expires in 2017 and $95,856,015 expires in 2018. The remaining $142,283,950 of this capital loss carry forward will not be subject to expiration and must be utilized prior to the losses subject to expiration.

As a RIC, the Company is subject to a non-deductible federal excise tax of 4% if it does not distribute at least 98% of its ordinary income, excluding net short-term capital gains, in any calendar year; 98.2% of its capital gains in excess of capital losses for each one-year period ended October 31; and any ordinary income and net capital gains for preceding years that were not distributed during such years. For each of the years ended December 31, 2013 and 2012, no provision for federal excise tax was recorded.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable (return of capital), capital gains, or a combination thereof. The tax character of distributions paid or declared during the year ended December 31, 2013 was $44,542,806 of ordinary income and $32,599,852 of return of capital. The tax character of distributions paid or declared during the year ended December 31, 2012 was $5,434,267 of ordinary income and $71,138,035 of return of capital.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2013. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic Earnings per Common Share	Diluted Earnings per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2013	$32,977	$4,580	$26,744	$31,325	$0.42	$0.39	$9.54
September 30, 2013	31,383	8,874	10,970	19,844	0.27	0.26	9.38
June 30, 2013	36,136	21,220	(9,196)	12,023	0.16	0.16	9.37
March 31, 2013	31,130	12,964	16,833	29,797	0.40	0.39	9.47
December 31, 2012	$37,898	$8,316	$(6,574)	$1,742	$0.02	$0.02	$9.31
September 30, 2012	40,720	23,938	(9,609)	14,329	0.19	0.19	9.55
June 30, 2012	35,466	22,383	(1,401)	20,982	0.29	0.29	9.61
March 31, 2012	33,207	19,024	1,274	20,298	0.28	0.28	9.59
December 31, 2011	$35,989	$11,298	$(4,249)	$7,050	$0.10	$0.10	$9.58
September 30, 2011	33,247	20,965	(8,027)	12,937	0.18	0.18	9.75
June 30, 2011	37,107	25,739	13,179	38,918	0.53	0.53	9.83
March 31, 2011	25,160	14,877	3,138	18,015	0.25	0.25	9.56

14. Subsequent events

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these Notes to Consolidated Financial Statements.

On March 5, 2014, the Company’s Board of Directors declared a distribution of $0.26 per share, payable on April 3, 2014 to stockholders of record at the close of business on March 20, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK KELSO CAPITAL CORPORATION

By:	/s/ James R. Maher
James R. Maher
Chairman of the Board and Chief Executive Officer

March 6, 2014

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

SIGNATURE	TITLE	DATE

/S/ JAMES R. MAHER James R. Maher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 6, 2014

/S/ CORINNE PANKOVCIN Corinne Pankovcin	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 6, 2014

/S/ JOHN R. BARON John R. Baron	Director	March 6, 2014

/S/ BRIAN D. FINN Brian D. Finn	Director	March 6, 2014

/S/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 6, 2014

/S/ WILLIAM E. MAYER William E. Mayer	Director	March 6, 2014

/s/ FRANÇOIS DE SAINT PHALLE François de Saint Phalle	Director	March 6, 2014

/S/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 6, 2014

S-1