Form 10-Q
period 2014-03-31
BlackRock Kelso Capital CORP
filed 2014-05-01
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at April 29, 2014 was 74,657,940

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $756,704,422 and $854,947,802)	$758,232,782	$881,305,181
Non-controlled, affiliated investments (cost of $81,232,939 and $75,514,208)	142,490,171	134,096,291
Controlled investments (cost of $155,879,666 and $154,038,211)	205,378,098	202,570,992

Total investments at fair value (cost of $993,817,027 and $1,084,500,221)	1,106,101,051	1,217,972,464
Cash and cash equivalents	34,066,687	18,474,784
Receivable for investments sold	67,859,864	22,756,286
Interest receivable	17,319,380	11,033,061
Prepaid expenses and other assets	11,367,121	11,410,320

Total Assets	$1,236,714,103	$1,281,646,915

Liabilities
Payable for investments purchased	$—	$21,000,000
Debt	459,042,200	477,981,494
Interest payable	3,159,576	7,896,016
Distributions payable	19,375,252	19,344,682
Base management fees payable	6,160,619	5,803,497
Incentive management fees payable	29,213,949	34,725,204
Accrued administrative services	187,026	270,000
Other accrued expenses and payables	5,285,235	4,921,681

Total Liabilities	522,423,857	571,942,574

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 75,945,676 and 75,827,692 issued and 74,520,169 and 74,402,185 outstanding	75,946	75,828
Paid-in capital in excess of par	895,694,512	894,649,992
Distributions in excess of taxable net investment income	(27,654,805)	(19,373,748)
Accumulated net realized loss	(252,866,118)	(286,693,363)
Net unrealized appreciation (depreciation)	108,517,387	130,522,308
Treasury stock at cost, 1,425,507 and 1,425,507 shares held	(9,476,676)	(9,476,676)

Total Net Assets	714,290,246	709,704,341

Total Liabilities and Net Assets	$1,236,714,103	$1,281,646,915

Net Asset Value Per Share	$9.59	$9.54

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$24,088,064	$24,832,109
Non-controlled, affiliated investments	1,102,012	948,005
Controlled investments	2,907,216	2,543,547

Total interest income	28,097,292	28,323,661
Fee income:
Non-controlled, non-affiliated investments	807,500	2,741,659
Non-controlled, affiliated investments	—	—
Controlled investments	100,000	20,747

Total fee income	907,500	2,762,406

Dividend income:
Non-controlled, non-affiliated investments	34,675	43,435
Non-controlled, affiliated investments	527,411	—
Controlled investments	—	—

Total dividend income	562,086	43,435

Total investment income	29,566,878	31,129,502

Expenses:
Base management fees	6,160,619	5,349,956
Interest and credit facility fees	6,001,208	4,758,016
Incentive management fees	3,459,865	5,264,110
Professional fees	727,601	630,197
Amortization of debt issuance costs	544,599	366,006
Investment advisor expenses	532,806	558,098
Director fees	173,500	118,000
Administrative services	155,460	251,316
Other	717,025	869,725

Total expenses	18,472,683	18,165,424

Net Investment Income	11,094,195	12,964,078

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	33,827,245	52,505
Non-controlled, affiliated investments	—	21
Controlled investments	—	(343)
Foreign currency	—	161,159

Net realized gain (loss)	33,827,245	213,342

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(25,340,019)	5,732,957
Non-controlled, affiliated investments	2,675,149	14,414,397
Controlled investments	965,651	(3,777,665)
Foreign currency translation	(305,702)	250,030

Net change in unrealized appreciation or depreciation	(22,004,921)	16,619,719

Net realized and unrealized gain (loss)	11,822,324	16,833,061

Net Increase in Net Assets Resulting from Operations	$22,916,519	$29,797,139

Net Investment Income Per Share - basic	$0.15	$0.18

Earnings Per Share - basic	$0.31	$0.40

Average Shares Outstanding - basic	74,517,547	73,957,696

Net Investment Income Per Share - diluted	$0.15	$0.17

Earnings Per Share - diluted	$0.29	$0.39

Average Shares Outstanding - diluted	84,414,275	78,356,242

Distributions Declared Per Share	$0.26	$0.26

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Net Increase in Net Assets Resulting from Operations:
Net investment income	$11,094,195	$12,964,078
Net realized gain (loss)	33,827,245	213,342
Net change in unrealized appreciation or depreciation	(22,004,921)	16,619,719

Net increase in net assets resulting from operations	22,916,519	29,797,139

Distributions to Stockholders from:
Net investment income	(19,375,252)	(19,229,740)

Capital Share Transactions:
Equity component of convertible debt	—	1,231,650
Reinvestment of distributions	1,044,638	1,255,294

Net increase in net assets resulting from capital share transactions	1,044,638	2,486,944

Total Increase in Net Assets	4,585,905	13,054,343
Net assets at beginning of period	709,704,341	687,379,692

Net assets at end of period	$714,290,246	$700,434,035

Capital Share Activity:
Shares issued from reinvestment of distributions	117,984	128,163

Net increase in shares outstanding	117,984	128,163

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Operating Activities:
Net increase in net assets resulting from operations	$22,916,519	$29,797,139
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(1,227,416)	(2,097,546)
Net amortization on investments	(872,206)	(3,090,310)
Amortization of debt issuance costs	544,600	366,006
Net change in unrealized on investments	21,699,219	(16,369,689)
Net change in unrealized on foreign currency translation	305,702	(250,030)
Net realized (gain) loss on investments	(33,827,245)	(52,183)
Net realized (gain) loss on foreign currency	—	(161,159)
Changes in operating assets:
Purchase of investments	(61,727,731)	(43,929,002)
Purchase of foreign currency contracts—net	—	163,075
Proceeds from disposition of investments	188,032,090	104,212,921
Change in receivable for investments sold	(45,103,578)	(9,282,092)
Change in interest receivable	(6,286,319)	(7,231,167)
Change in prepaid expenses and other assets	(501,400)	(5,815,980)
Changes in operating liabilities:
Change in payable for investments purchased	(21,000,000)	14,284,265
Change in interest payable	(4,736,440)	(2,238,803)
Change in management fees payable	357,122	(276,937)
Change in incentive management fees payable	(5,511,255)	(9,519,085)
Change in accrued administrative services	(82,974)	(67,732)
Change in other accrued expenses and payables	(147,446)	1,165,498

Net cash provided by (used in) operating activities	52,831,242	49,607,189

Financing Activities:
Distributions paid in cash	(18,300,044)	(17,941,124)
Proceeds from debt	217,060,705	151,759,305
Repayments of debt	(236,000,000)	(191,581,650)

Net cash provided by (used in) financing activities	(37,239,339)	(57,763,469)

Net increase (decrease) in cash	15,591,903	(8,156,280)
Cash and cash equivalents, beginning of period	18,474,784	9,122,141

Cash and cash equivalents, end of period	$34,066,687	$965,861

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$10,504,775	$6,682,226
Taxes	$81,868	$340,372
Distributions reinvested	$1,044,638	$1,255,294

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

March 31, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—23.7%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,602,204	$14,600,000
AGY Holding Corp., Second Lien(d)(i)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	19,659,665	19,368,625
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	15,000,000	14,768,507	14,850,000
American Residential Services L.L.C. et al., Second Lien(i)	HVAC/ Plumbing Services	12.00%	4/15/15	46,000,000	45,841,732	46,000,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,308,518	35,078,000
Sizzling Platter LLC et al., First Lien(i)	Restaurants	12.25%	4/15/16	30,000,000	29,563,624	30,000,000
U.S. Well Services, LLC, Second Lien(i)	Energy	14.50%	2/15/17	9,000,000	8,924,213	9,000,000

Total Senior Secured Notes					172,668,463	168,896,625

Unsecured Debt—16.7%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	12/14/18	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(o)	Materials	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(f)(g)(o)(p)	Discount Stores	18.00%	7/11/17	5,705,354	5,705,354	5,705,354
SVP Worldwide Ltd.(g)(o)(p)	Consumer Products	14.00%	6/27/18	44,280,477	44,280,477	44,280,477
Townsquare Media, LLC(o)	Media & Entertainment	10.00%	9/30/19	12,460,584	12,460,584	12,460,584

Total Unsecured Debt					119,196,415	119,196,415

Subordinated Debt—10.9%
A & A Manufacturing Co., Inc.(o)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
Automobile Protection Corporation —APCO(n)	Insurance	9.73%	6/17/19	25,000,000	25,000,000	25,000,000
The Pay-O-Matic Corp.(o)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	19,992,000

Total Subordinated Debt					78,395,314	77,987,314

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—70.5%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(d)	Glass Yarns/Fibers	12.00%	9/15/16	7,964,650	7,964,650	7,964,650
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	71,920	—	—
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,068,361	41,068,361	41,068,361
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	4.50%	6/27/17	1,635,417	1,542,938	1,586,354
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)	Financial Services	7.00%	6/27/18	12,084,256	10,142,584	10,392,460
Citrus Energy Appalachia, LLC, Second Lien(n)	Energy	9.75%	7/26/18	27,717,857	26,968,925	26,886,319
Crimson Energy Partners III, L.L.C., Second Lien	Energy	10.75%	2/4/19	29,812,500	29,812,500	29,812,500
Expert Global Solutions, Inc., First Lien(n)	Business Services	8.50%	4/3/18	1,984,812	1,977,409	1,942,635
K2 Pure Solutions Nocal, L.P. First Lien(n)	Chemicals	10.00%	8/19/19	20,000,000	19,641,313	20,000,000
MediMedia USA, Inc., First Lien(n)	Information Services	8.00%	11/20/18	9,925,000	9,672,426	9,627,250
MediMedia USA, Inc., Second Lien(n)	Information Services	12.25%	11/20/19	60,000,000	58,430,518	58,200,000
Pre-Paid Legal Services, Inc., Second Lien(n)	Legal Services	9.75%	7/1/20	25,000,000	24,663,240	25,000,000
Quality Home Brands Holdings LLC, Second Lien(n)	Materials	11.75%	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(f)(g)(p)	Discount Stores	16.00%	1/11/17	21,800,000	21,800,000	21,800,000
Royal Adhesives and Sealants, LLC, Second Lien(n)	Chemicals	9.75%	1/31/19	6,000,000	5,894,338	6,165,000
Shoreline Energy LLC, Second Lien(n)	Energy	10.25%	3/30/19	30,000,000	29,181,054	30,000,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	51,000,000
TriMark USA, LLC., Second Lien(n)	Food Service Equipment	10.00%	8/11/19	15,000,000	14,705,934	14,700,000

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	4.24%	6/30/15	$5,015,119	$4,948,095	$5,015,119
Water Pik, Inc., Second Lien(n)	Consumer Products	9.75%	1/8/21	22,500,000	21,585,842	22,275,000
WBS Group LLC, First Lien(f)(n)	Software	9.50%	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/15	24,999,000	24,696,856	24,999,000
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	9.00%	3/2/17	6,590,896	6,590,896	6,656,805

Total Senior Secured Loans					499,572,134	503,375,708

Preferred Stock—4.2%
Advantage Insurance Holdings, Ltd.(d)(g)(i)(p)	Insurance	8.00%		500,000	5,201,442	5,201,442
BKC CLO 2014-1, Ltd.(c)(d)(g)(p)	Financial Services			498,000	4,980,000	4,980,000
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Glass Yarns/Fibers	20.00%		22,960	5,247,890	4,601,292
Progress Financial Corporation, Series F-1(c)	Financial Services			963,710	740,313	1,272,097
Progress Financial Corporation, Series G(c)	Financial Services			1,758,256	2,013,112	2,320,898
USI Senior Holdings, Inc. (United Subcontractors)(c)(d)	Building and Construction			208,742	3,812,635	6,262,254
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)(d)	Printing/ Publishing	15.00%		4,809	5,403,634	5,403,634

Total Preferred Stock					27,399,026	30,041,617

Common Stock—18.1%(c)
Bankruptcy Management Solutions, Inc.(f)	Financial Services			368,124	16,654,505	17,817,202
DynaVox Inc.(k)	Augmentative Communication Products			272,369	758,069	24,513
ECI Holdco, Inc., Class A-1(f)	Electronics			20,540,133	23,077,697	69,836,451
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	10,750,000
Red Apple Stores Inc.(f)(g)(h)(p)	Discount Stores			8,756,859	7,937,119	7,649,565
Tygem Holdings, Inc., Class A	Metals			30,000	—	—

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			208,742	$3,814,281	$23,001,259

Total Common Stock					57,241,671	129,078,990

Limited Partnership/Limited Liability Company Interests—9.7%
ARS Investment Holdings, LLC(c)(j)	HVAC/Plumbing Services			128,358	21,658	1,190,000
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	1,139,535	1,748,838
Marquette Transportation Company Holdings, LLC(c)(l)	Transportation			25,000	5,000,000	4,312,000
Marsico Holdings, LLC(c)(i)	Financial Services			91,445	1,848,077	18,732
Penton Business Media Holdings, LLC(c)(d)	Information Services			226	9,050,000	36,441,130
PG Holdco, LLC	Healthcare Services	15.00%		333	445,436	495,504
PG Holdco, LLC, Class A(c)	Healthcare Services			16,667	166,667	445,437
Sentry Security Systems Holdings, LLC(c)	Security Services			147,271	147,271	15,100
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,769	1,044,695	1,044,695
VSS-AHC Holdings LLC (Advanstar Global LLC)(c)(d)	Printing/ Publishing			884,716	6,150,647	13,500,766
WBS Group LLC(c)(f)(m)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(c)(f)	Restaurants			350,000	9,260,324	4,368,000

Total Limited Partnership/Limited Liability Company Interests					34,275,310	69,636,985

Equity Warrants/Options—1.1%(c)
Bankruptcy Management Solutions, Inc., Tranche A(f)	Financial Services		expire 6/27/18	28,464	375,040	390,240
Bankruptcy Management Solutions, Inc., Tranche B(f)	Financial Services		expire 6/27/19	30,654	342,295	352,828
Bankruptcy Management Solutions, Inc., Tranche C(f)	Financial Services		expire 6/27/20	45,981	468,803	482,801
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Marsico Parent Superholdco, LLC(i)	Financial Services		expire 12/14/19	455	$444,450	$—
Progress Financial Corporation	Financial Services		expire various	6,959,220	3,183,106	5,731,113
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	850,000

Total Equity Warrants/Options					5,068,694	7,887,397

TOTAL INVESTMENTS—154.9%					$993,817,027	1,106,101,051

OTHER ASSETS & LIABILITIES (NET)—(54.9)%						(391,810,805)

NET ASSETS—100.0%						$714,290,246

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at March 31, 2014.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 64% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 63% of such senior secured loans have floors of 1.00% to 1.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2014 of all contracts within the specified loan facility.

						Three Months Ended March 31, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings, Ltd.
Preferred Stock	$5,100,822	$100,620	$—	$—	$5,201,442	$—	$—	$—	$100,619
AGY Holding Corp.:
Senior Secured Note	19,151,000	197,155	—	20,470	19,368,625	—	795,624	—	—
Senior Secured Loan	7,964,650	—	—	—	7,964,650	—	238,939	—	—
BKC CLO 2014-1, Ltd.
Preferred Stock	—	4,980,000	—	—	4,980,000	—	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	4,732,950	231,371	—	(363,029)	4,601,292	—	—	—	231,370
M&M Tradition Holdings Corp.
Common Stock	9,250,000	—	—	1,500,000	10,750,000	—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	36,441,130	—	—	—	36,441,130	—	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	5,015,119	14,164	—	(14,164)	5,015,119	—	67,449	—	—
USI Senior Holdings, Inc.:
Common Stock	21,575,553	—	—	1,425,706	23,001,259	—	—	—	—
Preferred Stock	6,262,254	—	—	—	6,262,254	—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	5,208,213	195,421	—	—	5,403,634	—	—	—	195,422
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	13,394,600	—	—	106,166	13,500,766	—	—	—	—

Totals	$134,096,291	$5,718,731	$—	$2,675,149	$142,490,171	$—	$1,102,012	$—	$527,411

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2014 represents 19.9% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 26% of the Company’s net assets at March 31, 2014.
(j)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(k)	During the period DynaVox completed an exchange of the outstanding L.L.C. units into an equivalent number of common shares.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

						Three Months Ended March 31, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2014	Net Realized Gain (Loss)	Interest Income	Fee Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,596,458	$7,904	$(10,416)	$(7,592)	$1,586,354	$—	$26,420	$100,000
Senior Secured Loan, First Lien, B	10,458,655	131,065	(76,971)	(120,289)	10,392,460	—	343,871	—
Common Stock	17,242,928	—	—	574,274	17,817,202	—	—	—
Warrants	1,193,880	—	—	31,989	1,225,869	—	—	—
ECI Holdco, Inc.
Common Stock	68,604,042	—	—	1,232,409	69,836,451	—	—	—
Red Apple Stores, Inc.:
Unsecured Debt	5,454,365	250,989	—	—	5,705,354	—	250,989	—
Senior Secured Loan	20,000,000	1,800,000	—	—	21,800,000	—	800,000	—
Common Stock	8,242,821	—	(305,702)	(287,554)	7,649,565	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255	—	648,001	—
Senior Secured Loan, Second Lien	24,999,000	44,586	—	(44,586)	24,999,000	—	700,808	—
Limited Liability Co. Interest	6,056,783	—	—	—	6,056,783	—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,656,805	—	—	—	6,656,805	—	137,127	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	4,781,000	—	—	(413,000)	4,368,000	—	—	—

Totals	$202,570,992	$2,234,544	$(393,089)	$965,651	$205,378,098	$—	$2,907,216	$100,000

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The aggregate fair value of controlled investments at March 31, 2014 represents 28.8% of the Company’s net assets.

(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 2.8% of interest income earned for the year ended March 31, 2014. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(p)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—31.9%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,582,933	$15,000,000
AGY Holding Corp., Second Lien(d)(i)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	19,462,510	19,151,000
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	20,000,000	19,669,891	19,800,000
American Residential Services L.L.C. et al., Second Lien(i)	HVAC/ Plumbing Services	12.00%	4/15/15	46,000,000	45,801,024	46,000,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,243,609	35,078,000
Sizzling Platter LLC et al., First Lien(i)	Restaurants	12.25%	4/15/16	30,000,000	29,508,767	30,600,000
TriMark USA, LLC., Second Lien(n)(o)	Food Service Equipment	13.00%	6/29/16	52,138,638	52,138,638	52,138,638
U.S. Well Services, LLC, Second Lien(i)	Energy	14.50%	2/15/17	9,000,000	8,917,538	8,917,538

Total Senior Secured Notes					229,324,910	226,685,176

Unsecured Debt—16.7%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	12/14/18	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(o)	Materials	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(f)(g)(o)(q)	Discount Stores	18.00%	7/11/17	5,454,365	5,454,365	5,454,365
SVP Worldwide Ltd.(g)(o)(q)	Consumer Products	14.00%	6/27/18	44,170,052	44,170,052	44,170,052
Townsquare Media, LLC(o)	Media & Entertainment	10.00%	9/30/19	12,156,667	12,156,667	12,156,667

Total Unsecured Debt					118,531,084	118,531,084

Subordinated Debt—11.1%
A & A Manufacturing Co., Inc.(o)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
Automobile Protection Corporation—APCO(n)	Insurance	9.74%	6/17/19	25,000,000	25,000,000	25,000,000
The Pay-O-Matic Corp.(o)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					78,395,314	78,395,314

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—74.3%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(d)	Glass Yarns/Fibers	12.00%	9/15/16	7,964,650	7,964,650	7,964,650
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	71,032	—	—
Alpha Media Group Inc., First Lien(o)	Publishing	12.00%	7/15/16	6,280,313	4,338,433	538,000
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,068,361	41,068,361	39,014,942
Arclin US Holdings Inc., Second Lien(g)(n)(q)	Chemicals	7.75%	1/15/15	3,451,615	3,271,711	3,451,615
Ascend Learning, LLC, Second Lien(n)	Education	11.50%	12/6/17	20,000,000	20,000,000	20,000,000
Attachmate Corporation et al., Second Lien(n)	Software	11.00%	11/22/18	24,191,324	23,849,327	24,191,324
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	4.50%	6/27/17	1,645,833	1,545,450	1,596,458
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)	Financial Services	7.00%	6/27/18	12,161,227	10,088,490	10,458,655
Citrus Energy Appalachia, LLC, Second Lien(n)	Energy	9.75%	7/26/18	27,787,500	26,993,013	26,953,875
Isola USA Corp., First Lien(n)	Laminate Products	9.25%	11/29/18	5,000,000	4,925,500	5,050,000
K2 Pure Solutions Nocal, L.P. First Lien(n)	Chemicals	10.00%	8/19/19	20,000,000	19,624,645	20,000,000
MediMedia USA, Inc., First Lien(n)	Information Services	8.00%	11/20/18	9,950,000	9,683,071	9,651,500
MediMedia USA, Inc., Second Lien(n)	Information Services	12.25%	11/20/19	60,000,000	58,360,932	58,200,000
Omnitracs, Inc., Second Lien(n)	Trucking Fleet Management Systems	8.75%	5/25/21	3,000,000	2,970,195	3,020,625
Pre-Paid Legal Services, Inc., Second Lien(n)	Legal Services	9.75%	7/1/20	25,000,000	24,649,793	25,000,000
Quality Home Brands Holdings LLC, Second Lien(n)	Materials	11.75%	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(f)(g)(q)	Discount Stores	16.00%	1/11/17	20,000,000	20,000,000	20,000,000

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Renaissance Learning, Inc., Second Lien(n)	Education Software	8.75%	5/14/21	$3,000,000	$2,955,733	$3,031,875
Road Infrastructure Investment, LLC, Second Lien(n)	Manufacturing	10.25%	9/30/18	15,000,000	14,831,430	15,000,000
Royal Adhesives and Sealants, LLC, Second Lien(n)	Chemicals	9.75%	1/31/19	6,000,000	5,888,863	6,075,000
Shoreline Energy LLC, Second Lien(n)	Energy	10.25%	3/30/19	30,000,000	29,139,991	30,000,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	51,000,000
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	4.25%	6/30/15	5,015,119	4,933,931	5,015,119
Water Pik, Inc., Second Lien(n)	Consumer Products	9.75%	1/8/21	22,500,000	21,552,192	22,050,000
WBS Group LLC, First Lien(f)(n)	Software	9.50%	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/15	24,999,000	24,652,270	24,999,000
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	8.00%	3/2/17	6,590,896	6,590,896	6,656,805

Total Senior Secured Loans					528,163,132	527,203,698

Preferred Stock—3.5%
Advantage Insurance Holdings, Ltd.(d)(g)(i)(q)	Insurance	8.00%		500,000	5,100,822	5,100,822
Alpha Media Group Holdings Inc., Series A-2(p)	Publishing			5,000	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Glass Yarns/Fibers	20.00%		22,960	5,016,519	4,732,950
Progress Financial Corporation, Series F-1(p)	Financial Services			963,710	740,313	1,263,255
Progress Financial Corporation, Series G(p)	Financial Services			1,758,256	2,013,112	2,304,765
USI Senior Holdings, Inc. (United Subcontractors)(d)(p)	Building and Construction			208,742	3,812,635	6,262,254
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)(d)	Printing/ Publishing	15.00%		4,809	5,208,213	5,208,213

Total Preferred Stock					21,891,614	24,872,259

Common Stock—20.2%(p)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(q)	Chemicals			450,532	9,722,203	18,440,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services			368,124	16,654,505	17,242,928

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
ECI Holdco, Inc., Class A-1(f)	Electronics			20,540,133	$23,077,697	$68,604,042
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	9,250,000
Red Apple Stores Inc.(f)(g)(h)(q)	Discount Stores			8,756,859	8,242,821	8,242,821
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			208,742	3,814,281	21,575,553

Total Common Stock					66,511,507	143,355,344

Limited Partnership/Limited Liability Company Interests—9.6%
ARS Investment Holdings, LLC(j)(p)	HVAC/ Plumbing Services			128,358	21,658	1,130,000
DynaVox Systems Holdings, LLC(k)(p)	Augmentative Communication Products			272,369	758,069	32,684
Higginbotham Investment Holdings, LLC(p)	Insurance			1,163	1,139,535	1,715,117
Marquette Transportation Company Holdings, LLC(l)(p)	Transportation			25,000	5,000,000	2,912,000
Marsico Holdings, LLC(i)(p)	Financial Services			91,445	1,848,077	18,732
Penton Business Media Holdings, LLC(d)(p)	Information Services			226	9,050,000	36,441,130
PG Holdco, LLC	Healthcare Services	15.00%		333	430,772	430,772
PG Holdco, LLC, Class A(p)	Healthcare Services			16,667	166,667	410,569
Sentry Security Systems Holdings, LLC(p)	Security Services			147,271	147,271	15,943
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	1,024,686	1,024,686
VSS-AHC Holdings LLC (Advanstar Global LLC)(d)(p)	Printing/ Publishing			884,716	6,150,647	13,394,600
WBS Group LLC(f)(m)(p)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(f)(p)	Restaurants			350,000	9,260,324	4,781,000

Total Limited Partnership/Limited Liability Company Interests					34,998,706	68,364,016

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—4.3%(p)
Arclin Cayman Holdings Ltd., Tranche 1(g)(q)	Chemicals		expire 1/15/14	230,159	$403,815	$6,082,021
Arclin Cayman Holdings Ltd., Tranche 2(g)(q)	Chemicals		expire 1/15/15	230,159	323,052	6,088,754
Arclin Cayman Holdings Ltd., Tranche 3(g)(q)	Chemicals		expire 1/15/14	230,159	484,578	5,391,543
Arclin Cayman Holdings Ltd., Tranche 4(g)(q)	Chemicals		expire 1/15/15	230,159	403,815	5,399,833
Bankruptcy Management Solutions, Inc., Tranche A(f)	Financial Services		expire 6/27/18	28,464	375,040	375,725
Bankruptcy Management Solutions, Inc., Tranche B(f)	Financial Services		expire 6/27/19	30,654	342,295	343,631
Bankruptcy Management Solutions, Inc., Tranche C(f)	Financial Services		expire 6/27/20	45,981	468,803	474,524
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC(i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	6,959,220	3,183,106	5,729,127
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	600,000

Total Equity Warrants/Options					6,683,954	30,565,573

TOTAL INVESTMENTS—171.6%					$1,084,500,221	1,217,972,464

OTHER ASSETS & LIABILITIES (NET)—(71.6)%						(508,268,123)

NET ASSETS—100.0%						$709,704,341

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 72% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 71% of such senior secured loans have floors of 1.00% to 1.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2013 of all contracts within the specified loan facility.

							For the Year Ended December 31, 2013
Non-controlled, Affiliated Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2013		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings, Ltd.
Preferred Stock	$—	$5,100,822	$—	$—	$5,100,822		$—	$—	$—	$100,823
AGY Holding Corp.:
Senior Secured Note	—	19,462,510	—	(311,510)	19,151,000	†	—	1,528,400	—	—
Senior Secured Loan	—	7,964,650	—	—	7,964,650	†	—	496,462	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	—	5,016,519	—	(283,569)	4,732,950	†	—	—	—	501,229
M&M Tradition Holdings Corp.
Common Stock	6,250,000	—	—	3,000,000	9,250,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	22,111,124	—	—	14,330,006	36,441,130		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	20,822,342	3,834,740	(23,687,192)	(969,890)	—		—	4,599,171	—	—
United Subcontractors, Inc.
Senior Secured Loan	3,242,631	1,454,257	—	318,231	5,015,119		21	406,643	—	—
USI Senior Holdings, Inc.:
Common Stock	3,485,140	88,832	(344)	18,001,925	21,575,553		—	—	—	—
Preferred Stock	4,934,133	87,527	—	1,240,594	6,262,254		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	—	5,208,213	—	—	5,208,213		—	—	—	399,212
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	6,904,802	—	—	6,489,798	13,394,600		—	—	—	—

Totals	$67,750,172	$48,218,070	$(23,687,536)	$41,815,585	$134,096,291		$21	$7,030,676	$—	$1,001,264

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2013 represents 18.9% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 27% of the Company’s net assets at December 31, 2013.
(j)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(k)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

							For the Year Ended December 31, 2013
Controlled Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2013		Net Realized Gain (Loss)	Interest Income	Fee Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,960,000	$2,156,660	$(2,354,167)	$(166,035)	$1,596,458		$218,374	$129,497	$358,705
Senior Secured Loan, First Lien, B	17,148,766	32,131,115	(35,752,294)	(3,068,932)	10,458,655		2,269,456	2,779,506	100,000
Senior Secured Loan, Second Lien	7,703,412	406,328	(25,556,717)	17,446,977	—	†	(24,547,868)	494,976	—
Common Stock	—	16,658,378	(3,873)	588,423	17,242,928		(9,600,072)	—	—
Warrants	—	1,216,827	(30,689)	7,742	1,193,880		(396,273)	—	—
BKC CSP Blocker, Inc.
Common Stock	—	167,401	(167,401)	—	—		167,401	—	—
ECI Holdco, Inc.
Common Stock	47,981,132	4,050,000	—	16,572,910	68,604,042		—	—	—
Red Apple Stores, Inc.:
Unsecured Debt	—	5,454,365	—	—	5,454,365	††	—	454,544	—
Senior Secured Loan	—	20,000,000	—	—	20,000,000	††	—	1,546,669	1,250,000
Common Stock	—	8,512,095	(269,274)	—	8,242,821	††	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	2,055,137	1,000,000
Senior Secured Loan, Second Lien	24,999,000	188,354	(140,633)	(47,721)	24,999,000		134	2,635,733	29,975
Limited Liability Co. Interest	6,056,783	—	—	—	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	65,909	6,656,805		—	523,243	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	3,612,000	—	—	1,169,000	4,781,000		—	—	—

Totals	$143,336,244	$90,941,523	$(64,275,048)	$32,568,273	$202,570,992		$(31,888,848)	$10,619,305	$2,738,680

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2013.
††	Investment moved into controlled category during the period.

The aggregate fair value of controlled investments at December 31, 2013 represents 28.5% of the Company’s net assets.

(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 6.1% of interest income earned for the year ended December 31, 2013. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(p)	Non-income producing equity securities at December 31, 2013.
(q)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.

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

2. Significant accounting policies

Unaudited Interim Consolidated Financial Statements

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 6, 2014.

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

Distributions from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return.

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $27,654,805 and $19,373,748 as of March 31, 2014 and December 31, 2013, respectively.

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

In June 2013, the FASB issued ASU No. 2013-08, Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 changes the approach to the assessment of whether a company is an investment company, clarifies the characteristics of an investment company, provides comprehensive guidance for the investment company assessment and contains certain disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This update is effective for the Company for the year ending December 31, 2013, and did not have a material effect on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2014 and 2013, the Advisor earned $6,160,619 and $5,349,956, respectively, in in base management fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2014 and 2013 was determined by reference to the four quarter periods ended on March 31, 2014 and 2013, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three months ended March 31, 2014 and 2013, the Advisor earned zero and $1,543,384 respectively, in Incentive Fees based on income from the Company.

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

The capital gains fee due the Advisor as calculated under the Management Agreement as described above, for the three months ended March 31, 2014 and 2013 were zero. In accordance with GAAP the hypothetical incentive fee for the three months ended March 31, 2014 and 2013, resulted in a capital gains incentive fee of $3,459,865 and $3,720,726, respectively. The total cumulative balance at March 31, 2014 and 2013 was $29,213,949 and $9,215,461, respectively.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2014 and 2013, the Company incurred $532,806 and $558,098, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three months ended March 31, 2014 and 2013 were $786,457 and $1,004,665, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2014 and 2013, the Company incurred $154,421 and $201,283, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. There were no such purchases during the three months ended March 31, 2014 and 2013.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, on March 16, 2011, the Company issued and sold to the Advisor in a private placement 200,000 shares of common stock for $2,000,000 or $10.00 per share, which was the closing price of the Company’s common stock price on The NASDAQ Global Select Market on that date. There were no private placement purchases for the three months ended March 31, 2014 and 2013.

At March 31, 2014 and December 31, 2013, the Advisor owned and had the right to vote approximately 107,000 and 46,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 61,000 and 125,000 shares, respectively, of the Company’s common stock. At March 31, 2014 and December 31, 2013, other entities affiliated with the Administrator beneficially owned approximately 4,808,000 shares, of the Company’s common stock, representing approximately 6.5% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014	Three months ended March 31, 2013
Earnings per share – basic:
Net increase in net assets resulting from operations	$22,916,519	$29,797,139
Weighted average shares outstanding – basic	74,517,547	73,957,696
Earnings per share – basic:	$0.31	$0.40
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$22,916,519	$29,797,139
Adjustments for interest on unsecured convertible senior notes	1,641,956	720,347

Net increase in net assets resulting from operations, as adjusted	$24,558,475	$30,517,486
Weighted average shares outstanding – diluted	84,414,275	78,356,242
Earnings per share – diluted:	$0.29	$0.39

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2014 and 2013 totaled $62,955,147 and $46,026,548, respectively. Sales, repayments and other exits of investments for the three months ended March 31, 2014 and 2013 totaled $188,032,090 and $104,212,921, respectively.

At March 31, 2014, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$172,668,463	$168,896,625
Unsecured debt	119,196,415	119,196,415
Subordinated debt	78,395,314	77,987,314
Senior secured loans:
First lien	152,799,916	154,504,878
Second/other priority lien	346,772,218	348,870,830

Total senior secured loans	499,572,134	503,375,708

Preferred stock	27,399,026	30,041,617
Common stock	57,241,671	129,078,990
Limited partnership/limited liability company interests	34,275,310	69,636,985
Equity warrants/options	5,068,694	7,887,397

Total investments	$993,817,027	$1,106,101,051

At December 31, 2013, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$229,324,910	$226,685,176
Unsecured debt	118,531,084	118,531,084
Subordinated debt	78,395,314	78,395,314
Senior secured loans:
First lien	160,014,671	158,250,792
Second/other priority lien	368,148,461	368,952,906

Total senior secured loans	528,163,132	527,203,698

Preferred stock	21,891,614	24,872,259
Common stock	66,511,507	143,355,344
Limited partnership/limited liability company interests	34,998,706	68,364,016
Equity warrants/options	6,683,954	30,565,573

Total investments	$1,084,500,221	$1,217,972,464

Industry Composition

The industry composition of the portfolio at fair value at March 31, 2014 and December 31, 2013 was as follows:

	March 31,	December 31,
Industry	2014	2013
Consumer Products	16.1%	14.6%
Personal and Other Services	15.5	17.1
Healthcare	11.3	12.1
Energy	8.7	5.4
Manufacturing	7.7	8.3
Electronics	6.3	5.6
Printing, Publishing and Media	6.0	5.6
Financial Services	5.9	4.9
Business Services	5.5	7.1
Chemicals	5.3	8.5
Beverage, Food and Tobacco	3.7	3.5
Retail	3.2	2.8
Building and Real Estate	3.1	2.7
Distribution	1.3	1.6
Containers and Packaging	0.4	0.2

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2014 was United States 95.9%, Canada 3.2% and the Cayman Islands 0.9%, and at December 31, 2013 was United States 93.1%, Canada 6.5% and the Cayman Islands 0.4%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2014 or December 31, 2013.

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2014 and December 31, 2013 represents 1.1% and 4.3%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2014 and December 31, 2013 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of March 31, 2014, the Company’s asset coverage was 255%.

On March 27, 2014, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (“Credit Facility”) which has an initial aggregate principal amount of up to $405,000,000 and canceled the prior credit facility that was outstanding at December 31, 2013. The Credit Facility has a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.25%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

On March 27, 2014, the Company entered into an Amended and Restated Senior Secured Term Loan Credit Agreement (the “Term Loan”) which has a principal amount of $15,000,000. The Term Loan has a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.25%.

On February 19, 2013, the Company closed a private offering of $100,000,000 in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15,000,000 in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115,000,000 in aggregate principal amount of the Convertible Notes was sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $111,300,000. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 144A under the Securities Act.

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

The Company’s outstanding debt as of March 31, 2014 and December 31, 2013 was as follows:

	As of
	March 31, 2014					December 31, 2013
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$405,000,000	(2)	$155,000,000	$155,000,000		$350,000,000	(2)	$179,000,000	$179,000,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	114,042,200	(3)	115,000,000		115,000,000	113,981,494	(4)
Term Loan	15,000,000		15,000,000	15,000,000		10,000,000		10,000,000	10,000,000

	$710,000,000		$460,000,000	$459,042,200		$650,000,000		$479,000,000	$477,981,494

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $957,800 as of March 31, 2014.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $1,018,506 as of December 31, 2013.

At March 31, 2014, the Company had $155,000,000 drawn on the Credit Facility versus $179,000,000 at December 31, 2013. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $250,000,000 at March 31, 2014 and $171,000,000 at December 31, 2013.

The Company’s average outstanding debt balance during the three months ended March 31, 2014 and 2013 was $482,367,741 and $329,905,368, respectively. The maximum amounts borrowed during the three months ended March 31, 2014 and 2013 were $517,042,201 and $475,646,005, respectively.

The weighted average annual interest cost for the three months ended March 31, 2014 and 2013 was 4.91% and 5.45%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility, the Senior Secured Notes, the Convertible Notes and the Term Loan. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375% on the Credit Facility outstanding at March 31, 2014. Commitment fees incurred for the three months ended March 31, 2014 and 2013 were $162,321 and $306,015, respectively.

At March 31, 2014, the Company was in compliance with all covenants required under the Credit Facility, the Convertible Notes and the Senior Secured Notes.

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

In May 2013, the repurchase plan was further extended through the earlier of June 30, 2014 or until the approved number of shares has been repurchased. During the three months ended March 31, 2014 and 2013 the Company purchased zero shares of its common stock on the open market. Since inception of the repurchase plan through March 31, 2014, the Company has purchased 1,425,507 shares of its common stock on the open market for $9,476,676, including brokerage commissions. At March 31, 2014, the total number of remaining shares authorized for repurchase was 1,331,143. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2014 and 2013.

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

The carrying and fair values of the Company’s Credit Facility payable were $155,000,000 and $152,675,000 at March 31, 2014 and $179,000,000 and $176,315,000 at December 31, 2013. The carrying and fair values of the Company’s Term Loan were $15,000,000 and $14,925,000 at March 31, 2014 and $10,000,000 and $9,950,000 at December 31, 2013. The carrying and fair values of the Company’s Senior Secured Notes were $175,000,000 and $186,195,480 at March 31, 2014 and $175,000,000 and $187,375,280 at December 31, 2013. The carrying and fair values of the Company’s Convertible Notes were $114,042,200 and $118,603,888 at March 31, 2014 and $113,981,494 and $116,546,078 at December 31, 2013. The carrying and fair values of the Company’s total debt outstanding were therefore $459,042,200 and $472,399,368 at March 31, 2014 and $477,981,494 and $490,186,358 at December 31, 2013.

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at March 31, 2014 and December 31, 2013 in determining such fair values:

		Fair Value Inputs at March 31, 2014
	Fair Value at March 31, 2014	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$168,896,625	$—	$—	$168,896,625
Unsecured debt	119,196,415	—	—	119,196,415
Subordinated debt	77,987,314	—	—	77,987,314
Senior secured loans	503,375,708	—	—	503,375,708
Preferred stock	30,041,617	—	—	30,041,617
Common stock	129,078,990	—	—	129,078,990
Limited partnership/limited liability company interests	69,636,985	—	—	69,636,985
Equity warrants/options	7,887,397	—	—	7,887,397

Total investments	1,106,101,051	—	—	1,106,101,051
Cash and cash equivalents	34,066,687	34,066,687	—	—

Total	$1,140,167,738	$34,066,687	$—	$1,106,101,051

		Fair Value Inputs at December 31, 2013
	Fair Value at December 31, 2013	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$226,685,176	$—	$—	$226,685,176
Unsecured debt	118,531,084	—	—	118,531,084
Subordinated debt	78,395,314	—	—	78,395,314
Senior secured loans	527,203,698	—	—	527,203,698
Preferred stock	24,872,259	—	—	24,872,259
Common stock	143,355,344	—	—	143,355,344
Limited partnership/limited liability company interests	68,364,016	—	—	68,364,016
Equity warrants/options	30,565,573	—	—	30,565,573

Total investments	1,217,972,464	—	—	1,217,972,464
Cash and cash equivalents	18,474,784	18,474,784	—	—

Total	$1,236,447,248	$18,474,784	$—	$1,217,972,464

The valuation techniques used at March 31, 2014 and December 31, 2013 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,097,118,903 and $1,200,162,280 as of March 31, 2014 and December 31, 2013, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended March 31, 2014 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2013	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2014
Senior secured notes	$226,685,176	$402,286	$354,905	$(1,132,104)	$—	$(57,413,638)	$—	$168,896,625
Unsecured debt	118,531,084	—	—	—	665,331	—	—	119,196,415
Subordinated debt	78,395,314	—	—	(408,000)	—	—	—	77,987,314
Senior secured loans	527,203,698	469,920	(3,531,997)	4,763,008	48,492,500	(74,021,421)	—	503,375,708
Preferred stock	24,872,259	—	—	(338,054)	5,507,412	—	—	30,041,617
Common stock	143,355,344	—	23,923,415	(5,006,518)	8,253,481	(41,446,732)	—	129,078,990
Limited partnership/LLC Interest	68,364,016	—	(1,750)	1,996,365	36,423	(758,069)	—	69,636,985
Equity warrants/options	30,565,573	—	13,082,672	(21,062,916)	—	(14,697,932)	—	7,887,397

Total investments	$1,217,972,464	$872,206	$33,827,245	$(21,188,219)	$62,955,147	$(188,337,792)	$—	$1,106,101,051

The following is a reconciliation for the three months ended March 31, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2012	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2013
Senior secured notes	$193,934,286	$680,521	$—	$(1,383,279)	$25,537,030	$—	$—	$218,768,558
Unsecured debt	69,725,040	7,707	—	(7,707)	110,527	—	—	69,835,567
Subordinated debt	97,910,598	486,363	—	710,637	—	(25,762,284)	—	73,345,314
Senior secured loans	556,456,919	1,915,719	59,422	(229,381)	19,622,666	(78,457,532)	—	499,367,813
Preferred stock	5,848,306	—	—	946,469	68,132	—	—	6,862,907
Common stock	72,341,231	—	16,178	6,327,826	67,789	(16,522)	—	78,736,502
Limited partnership/LLC Interest	49,037,167	—	(23,417)	8,908,948	31,280	23,417	—	57,977,395
Equity warrants/options	16,343,994	—	—	943,926	589,124	—	—	17,877,044

Total investments	$1,061,597,541	$3,090,310	$52,183	$16,217,439	$46,026,548	$(104,212,921)	$—	$1,022,771,100

There were no transfers between Levels during the three months ended March 31, 2014 and 2013. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2014 were as follows:

EBITDA Multiples:

	Cost	Fair Value	Low to High	Weighted Average
Unsecured debt	$5,705,354	$5,705,354	5.0x to 5.7x	5.3x
Senior secured loans	73,781,111	74,083,255	6.8 to 7.7x	7.3x
Preferred stock	22,419,026	25,061,617	5.5x to 6.1x	5.8x
Common stock	56,483,602	129,054,477	6.5x to 7.2x	6.9x
Limited partnerships/LLC interest	32,427,233	69,618,253	9.1x to 9.9x	9.5x
Equity warrants/options	4,369,244	6,956,982	6.1x to 7.0x	6.6x

Market Yields:
Senior secured notes	134,180,626	129,896,625	13.90% to 15.30%	14.60%
Unsecured debt	113,491,061	113,491,061	12.56% to 13.56%	13.06%
Subordinated debt	78,395,314	77,987,314	11.92% to 13.42%	12.67%
Senior secured loans	388,106,776	391,372,318	10.56% to 11.79%	11.18%

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014	Three months ended March 31, 2013
Per Share Data:
Net asset value, beginning of period	$9.54	$9.31

Net investment income	0.15	0.18
Net realized and unrealized gain	0.16	0.22

Total from investment operations	0.31	0.40
Distributions to stockholders from net investment income	(0.26)	(0.26)
Equity component of warrant	—	0.01
Issuance (reinvestment) of stock at prices (below) above net asset value	—	0.01

Net increase (decrease) in net assets	0.05	0.16

Net asset value, end of period	$9.59	$9.47

Market price, end of period	$9.17	$10.00

Total return(1)(2)	1.17%	2.04%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	6.89%	7.66%
Ratio of interest and other debt related expenses to average net assets(3)	3.78%	3.01%

Ratio of total expenses to average net assets(3)(5)	10.67%	10.67%
Ratio of net investment income to average net assets(3)	6.41%	7.61%
Net assets, end of period	$714,290,246	$700,434,035
Average debt outstanding	$482,367,741	$329,905,368
Weighted average shares outstanding	74,517,547	73,957,696
Average debt per share(6)	$6.47	$4.46
Portfolio turnover	16%	10%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding capital gains incentive fee for the three months ended March 31, 2014 and 2013 is 4.89% and 5.47%, respectively.
(5)	Ratio excluding capital gains incentive fee for the three months ended March 31, 2014 and 2013 is 8.67% and 8.48%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On April 29, 2014, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on July 2, 2014 to stockholders of record at the close of business on June 18, 2014.

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

At March 31, 2014:

Investment Portfolio: $1,140.2 million

Net Assets: $714.3 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $459.0 million

Net Asset Value per share: $9.59

Portfolio Activity for the Three Months Ended March 31, 2014:

Cost of investments during period, including PIK: $63.0 million

Sales, repayments and other exits during period: $188.0 million

Number of portfolio companies at end of period: 46

Operating Results for the Three Months Ended March 31, 2014:

Net investment income per share: $0.15

Distributions declared per share: $0.26

Earnings per share: $0.31

Net investment income: $11.1 million

Net realized and unrealized gains: $11.8 million

Net increase in net assets from operations: $22.9 million

Net investment income per share, as adjusted1: $0.19

Earnings per share, as adjusted1: $0.35

Net investment income, as adjusted1: $14.3 million

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

Portfolio and investment activity

We invested $63.0 million during the three months ended March 31, 2014. The investments consisted primarily of senior secured loans secured by first liens ($2.0 million, or 3.2%), or second liens ($46.5 million, or 73.9%), unsecured or subordinated debt securities and equity securities ($14.5 million, or 22.9%). Additionally, we received proceeds from sales/repayments and other exits of approximately $188.0 million during the three months ended March 31, 2014.

At March 31, 2014, our portfolio of $1,140.2 million (at fair value) consisted of 46 portfolio companies and was invested 44% in senior secured loans, 21% in equity investments, 17% in unsecured or subordinated debt securities, 15% in senior secured notes, and 3% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $25.8 million at March 31, 2014. Our largest portfolio company investment by value was approximately $69.8 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at

March 31, 2014. At December 31, 2013, our portfolio consisted of 51 portfolio companies and was invested 43% in senior secured loans, 22% in equity investments, 18% in senior secured notes, 16% in unsecured or subordinated debt securities and 1% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $26.0 million at December 31, 2013.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 12.0% at March 31, 2014 and 12.1% at December 31, 2013. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.3% and 13.1%, respectively, at March 31, 2014, versus 11.4% and 13.1%, at December 31, 2013. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 12.0% at March 31, 2014 and 12.0% at December 31, 2013. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.4% and 12.9%, respectively, at March 31, 2014, versus 11.4% and 13.0%, at December 31, 2013. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

At March 31, 2014, 40% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 60% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 37% at March 31, 2014. At December 31, 2013, 48% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 52% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 45% at December 31, 2013.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.15 at March 31, 2014 and 1.14 at December 31, 2013. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Grade 1	$934,029,525	$1,054,695,245
Grade 2	161,815,279	159,112,129
Grade 3	4,312,000	2,912,000
Grade 4	33,832	572,675
Not Rated	5,910,415	680,415

Total investments	$1,106,101,051	$1,217,972,464

Results of operations

Results comparisons for the three months ended March 31, 2014 and 2013.

Investment income

Investment income totaled $29,566,878 and $31,129,502, respectively, for the three months ended March 31, 2014 and 2013, of which $16,084,881 and $17,304,768 were attributable to interest and fees on senior secured loans, $12,919,049 and $13,779,002 to interest and fees earned on other debt securities, $562,086 and $43,435 to dividends from preferred equity securities and $862 and $2,297 to interest earned on cash equivalents, respectively. For the three months ended March 31, 2014 and 2013 investment income included fees of $907,500 and $2,762,406, respectively. For the three months ended March 31, 2014 fee income included $600,000 from fees earned on capital structuring fees. Interest income earned is comprised of cash interest of approximately 97% as well as PIK interest of approximately 3% for the three months ended March 31, 2014. The decrease in investment income the current period is primarily attributed to a decrease in fee income.

Expenses

Expenses for the three months ended March 31, 2014 and 2013 were $18,472,683 and $18,165,424, respectively, which consisted of $6,160,619 and $5,349,956 in base management fees, $6,001,208 and $4,758,016 in interest expense and fees, $3,459,865 and $5,264,110 in incentive management fees, $727,601 and $630,197 in professional fees, $544,599 and $366,006 in amortization of debt issuance costs, $532,806 and $558,098 in investment advisor expenses, $173,500 and $118,000 in director fees, $155,460 and $251,316 in administrative services, and $717,025 and $869,725 in other expenses, respectively. The increase in expenses for the three months ended March 31, 2014 was due to the increase interest expense and fees offset by a decrease in incentive fees for the period.

Net investment income

Net investment income was $11,094,195 and $12,964,078 for the three months ended March 31, 2014 and 2013, respectively. The decrease is primarily a result of a decrease fee income earned during the period.

Net realized gain or loss

Net realized gain of $33,827,245 for the three months ended March 31, 2014 was mainly the result of realized gains on the sale of Arclin Cayman Holdings, Ltd. (“Arclin”). Net realized gain of $213,342 for the three months ended March 31, 2013 was mainly the result of net gains on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2014 and 2013, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $22,004,921 and increase in net unrealized appreciation of $16,619,719, respectively. The decrease in net unrealized appreciation for the three months ended March 31, 2014 was due to the reversal of unrealized appreciation previously reported on Arclin. The increase in net unrealized appreciation for the three months ended March 31, 2013 was comprised of an increase in net unrealized appreciation on investments of $16,369,689 and a net unrealized foreign currency translation gain of $250,030.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended March 31, 2014 and 2013 was $22,916,519 and $29,797,139, respectively. The decrease in the current period is primarily attributed to the reversal of unrealized appreciation offset by realized gains associated with the sale of our investment in Arclin.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013
GAAP Basis:
Net Investment Income	$11,094,195	$12,964,078
Net Investment Income per share	0.15	0.18

Addback: GAAP incentive management fee expense based on Gains	3,459,865	3,720,726
Addback: GAAP incentive management fee expense based on Income	—	1,543,384
Pre-Incentive Fee[1]:
Net Investment Income	$14,554,060	$18,228,188
Net Investment Income per share	0.20	0.25
Less: Incremental incentive management fee expense based on Income	277,207	2,098,240

As Adjusted[2]:
Net Investment Income	$14,276,853	$16,129,948
Net Investment Income per share	0.19	0.22

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

Financial condition, liquidity and capital resources

During the three months ended March 31, 2014, we generated operating cash flows primarily from loan repayments, interest earned and fees received on senior secured loans and other debt securities

Net cash provided by operating activities during the three months ended March 31, 2014 was $52,831,242. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $22,916,519, and net proceeds from repayments (net of purchases, including PIK of $62,955,147) of $125,076,943 which was partially offset by the change in receivables for investments sold.

Net cash used in financing activities during the three months ended March 31, 2014 was $37,239,339. Our primary use of cash for financing activities was $18,939,295 in repayments net of borrowings under the Credit Facility. An additional use of cash for financing activities was $18,300,044 of distributions.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2014 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$155.0	$—	$—	$155.0	$—
Term Loan	15.0	—	—	15.0	—
Senior Secured Notes	175.0	—	158.0	17.0	—
Convertible Notes	114.0	—	—	114.0	—
Interest and Credit Facility Fees Payable	3.2	3.2	—	—	—

(1)	At March 31, 2014, $250.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2014.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since March 2012.

Distributions Amount Per Share Outstanding	Record Date	Payment Date
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014
$0.21	June 18, 2014	July 2, 2014

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the three months ended March 31, 2014 and 2013, distributions reinvested pursuant to our dividend reinvestment plan totaled $1,044,638 and $1,255,294, respectively.

Under the terms of an amendment to our dividend reinvestment plan adopted on March 4, 2009, distributions may be paid in newly issued or treasury shares of our common stock at a price equal to 95% of the market price on the payment date. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Recent developments

On April 29, 2014, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on July 2, 2014 to stockholders of record at the close of business on June 18, 2014.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2014, 40% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2014, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 37%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2014 and 2013, we did not engage in any interest rate hedging activity.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: May 1, 2014	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: May 1, 2014	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer