Form 10-Q
period 2014-09-30
BlackRock Kelso Capital CORP
filed 2014-11-06
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 5, 2014 was 74,547,622.

BLACKROCK KELSO CAPITAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Kelso Capital Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $737,468,122 and $854,947,802)	$743,840,944	$881,305,181
Non-controlled, affiliated investments (cost of $96,801,768 and $75,514,208)	187,377,344	134,096,291
Controlled investments (cost of $133,765,471 and $154,038,211)	122,603,340	202,570,992

Total investments at fair value (cost of $968,035,361 and $1,084,500,221)	1,053,821,628	1,217,972,464
Cash and cash equivalents	42,452,397	18,474,784
Receivable for investments sold	29,048,791	22,756,286
Interest receivable	15,147,334	11,033,061
Prepaid expenses and other assets	10,314,226	11,410,320

Total Assets	$1,150,784,376	$1,281,646,915

Liabilities
Payable for investments purchased	$—	$21,000,000
Debt	360,165,635	477,981,494
Interest payable	3,260,713	7,896,016
Distributions payable	15,657,129	19,344,682
Base management fees payable	5,621,443	5,803,497
Incentive management fees payable	17,247,288	34,725,204
Accrued administrative services	120,750	270,000
Other accrued expenses and payables	5,482,107	4,921,681

Total Liabilities	407,555,065	571,942,574

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 76,193,338 and 75,827,692 issued and 74,557,583 and 74,402,185 outstanding	76,193	75,828
Paid-in capital in excess of par	897,867,522	894,649,992
Distributions in excess of taxable net investment income	(23,182,167)	(19,373,748)
Accumulated net realized loss	(203,419,163)	(286,693,363)
Net unrealized appreciation (depreciation)	83,143,221	130,522,308
Treasury stock at cost, 1,635,755 and 1,425,507 shares held	(11,256,295)	(9,476,676)

Total Net Assets	743,229,311	709,704,341

Total Liabilities and Net Assets	$1,150,784,376	$1,281,646,915

Net Asset Value Per Share	$9.97	$9.54

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$23,400,184	$21,370,250	$70,712,028	$73,117,037
Non-controlled, affiliated investments	1,223,632	3,876,098	3,433,189	5,958,969
Controlled investments	3,075,657	2,702,931	8,955,752	7,641,475

Total interest income	27,699,473	27,949,279	83,100,969	86,717,481
Fee income:
Non-controlled, non-affiliated investments	4,821,002	29,875	11,418,307	7,578,694
Non-controlled, affiliated investments	—	—	—	—
Controlled investments	25,000	2,350,000	225,000	2,638,680

Total fee income	4,846,002	2,379,875	11,643,307	10,217,374

Dividend income:
Non-controlled, non-affiliated investments	37,366	640,163	109,224	1,226,348
Non-controlled, affiliated investments	579,827	413,302	1,637,805	487,141
Controlled investments	—	—	—	—

Total dividend income	617,193	1,053,465	1,747,029	1,713,489

Total investment income	33,162,668	31,382,619	96,491,305	98,648,344

Expenses:
Base management fees	5,621,443	5,286,986	17,892,011	15,826,168
Interest and credit facility fees	5,283,546	5,455,017	16,899,287	15,128,057
Incentive management fees	593,837	9,358,529	7,022,626	16,692,244
Investment advisor expenses	574,964	479,871	1,684,238	1,520,714
Amortization of debt issuance costs	524,766	568,678	1,588,436	1,431,226
Professional fees	450,052	541,180	1,550,416	1,647,600
Director fees	194,500	194,500	531,000	474,000
Administrative services	108,840	174,288	395,967	607,429
Other	478,262	449,909	2,069,346	2,263,313

Total expenses	13,830,210	22,508,958	49,633,327	55,590,751

Net Investment Income	19,332,458	8,873,661	46,857,978	43,057,593

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	26,856	307,321	34,419,907	(25,980,491)
Non-controlled, affiliated investments	423,373	—	423,373	21
Controlled investments	—	769,604	48,430,920	(31,890,556)
Foreign currency	—	(933,861)	—	(166,934)

Net realized gain (loss)	450,229	143,064	83,274,200	(58,037,960)

Net change in unrealized appreciation or depreciation:
Non-controlled, non-affiliated investments	4,031,126	(408,094)	(19,267,935)	21,595,785
Non-controlled, affiliated investments	17,734,541	4,602,853	31,993,493	28,621,996
Controlled investments	(12,201,674)	6,507,911	(59,694,912)	26,688,350
Foreign currency translation	(377,158)	124,348	(409,733)	(261,485)

Net change in unrealized appreciation or depreciation	9,186,835	10,827,018	(47,379,087)	76,644,646

Net realized and unrealized gain (loss)	9,637,064	10,970,082	35,895,113	18,606,686

Net Increase in Net Assets Resulting from Operations	$28,969,522	$19,843,743	$82,753,091	$61,664,279

Net Investment Income Per Share - basic	$0.26	$0.12	$0.63	$0.58

Earnings Per Share - basic	$0.39	$0.27	$1.11	$0.83

Basic and Diluted Weighted-Average Shares Outstanding - basic	74,556,389	74,239,932	74,536,270	74,099,028

Net Investment Income Per Share - diluted	$0.25	$0.12	$0.61	$0.57

Earnings Per Share - diluted	$0.36	$0.26	$1.04	$0.80

Basic and Diluted Weighted-Average Shares Outstanding - diluted	84,453,116	84,136,659	84,432,998	82,183,168
Dividends Declared Per Share	$0.21	$0.26	$0.68	$0.78

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Net Increase in Net Assets Resulting from Operations:
Net investment income	$46,857,978	$43,057,593
Net realized gain (loss)	83,274,200	(58,037,960)
Net change in unrealized appreciation or depreciation	(47,379,087)	76,644,646

Net increase in net assets resulting from operations	82,753,091	61,664,279

Dividend Distributions to Stockholders from:
Net investment income	(50,666,397)	(57,797,976)

Capital Share Transactions:
Equity component of convertible debt	—	1,189,747
Reinvestment of dividends	3,217,895	3,864,460
Purchases of treasury stock	(1,779,619)	—

Net increase in net assets resulting from capital share transactions	1,438,276	5,054,207

Total Increase in Net Assets	33,524,970	8,920,510
Net assets at beginning of period	709,704,341	687,379,692

Net assets at end of period	$743,229,311	$696,300,202

Capital Share Activity:
Purchases of treasury stock	(210,248)	—
Shares issued from reinvestment of dividends	365,646	409,112

Net increase in shares outstanding	155,398	409,112

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Operating Activities:
Net increase in net assets resulting from operations	$82,753,091	$61,664,279
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(3,495,780)	(7,902,257)
Net amortization on investments	(2,437,570)	(13,105,237)
Amortization of debt issuance costs	1,588,436	1,431,226
Net change in unrealized on investments	46,969,354	(76,906,131)
Net change in unrealized on foreign currency translation	409,733	261,485
Net realized (gain) loss on investments	(83,274,200)	56,913,656
Net realized (gain) loss on foreign currency	—	166,934
Changes in operating assets:
Purchase of investments	(292,562,922)	(357,071,616)
Purchase of foreign currency contracts—net	—	(59,002)
Proceeds from disposition of investments	497,825,599	319,283,096
Change in receivable for investments sold	(6,292,505)	(9,852,915)
Change in interest receivable	(4,114,273)	(4,691,134)
Change in prepaid expenses and other assets	(492,342)	(8,722,364)
Changes in operating liabilities:
Change in payable for investments purchased	(21,000,000)	30,235,510
Change in interest payable	(4,635,303)	(1,911,778)
Change in management fees payable	(182,054)	(339,907)
Change in incentive management fees payable	(17,477,916)	(8,919)
Change in accrued administrative services	(149,250)	(55,033)
Change in other accrued expenses and payables	1,277,048	1,843,373

Net cash provided by (used in) operating activities	194,709,146	(8,826,734)

Financing Activities:
Dividend distributions paid in cash	(51,136,054)	(53,827,143)
Proceeds from debt	394,184,140	388,840,837
Repayments of debt	(512,000,000)	(321,581,650)
Purchases of treasury stock	(1,779,619)	—

Net cash provided by (used in) financing activities	(170,731,533)	13,432,044

Net increase (decrease) in cash	23,977,613	4,605,310
Cash and cash equivalents, beginning of period	18,474,784	9,122,141

Cash and cash equivalents, end of period	$42,452,397	$13,727,451

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$20,553,401	$15,997,777
Taxes	$191,439	$493,801
Dividend distributions reinvested	$3,217,895	$3,864,460

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

September 30, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—13.7%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,641,395	$16,000,000
AGY Holding Corp., Second Lien(d)(i)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	20,060,732	19,803,875
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	10,000,000	9,867,488	10,200,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,440,554	35,078,000
New Gulf Resources, LLC, First Lien(i)	Energy	11.75%	5/15/19	21,000,000	20,820,980	21,000,000

Total Senior Secured Notes					104,831,149	102,081,875

Unsecured Debt—14.2%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(o)	Materials	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(f)(g)(j)(o)	Discount Stores	18.00%	7/11/17	6,251,879	6,251,879	4,251,278
SVP Worldwide Ltd.(g)(j)(o)	Consumer Products	14.00%	6/27/18	44,505,855	44,505,855	44,505,855

Total Unsecured Debt					107,507,734	105,507,133

Subordinated Debt—7.6%
Advantage Insurance Holdings Ltd.(d)(g)(i)(j)	Insurance	12.00%	9/30/15	7,395,373	7,395,373	7,395,373
Automobile Protection Corporation—APCO(n)	Insurance	9.73%	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(i)(o)	Energy	12.00%	11/15/19	4,000,000	3,493,495	3,440,000
The Pay-O-Matic Corp.(o)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,196,000

Total Subordinated Debt					56,288,868	56,031,373

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—79.7%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(d)	Glass Yarns/Fibers	12.00%	9/15/16	8,899,729	8,899,729	8,899,729
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	73,760	—	—
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,068,361	41,068,361	41,068,361
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	4.50%	6/27/17	1,946,092	1,869,294	1,887,709
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)	Financial Services	7.00%	6/27/18	11,932,241	10,246,517	10,261,728
Expert Global Solutions, Inc., First Lien(n)	Business Services	8.50%	4/3/18	3,922,550	3,853,439	3,927,456
GSE Environmental, Inc., First Lien(n)	Manufacturing	11.00%	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien(n)	Defense	11.00%	2/5/20	45,000,000	45,000,000	45,000,000
K2 Pure Solutions Nocal, L.P. First Lien(n)	Chemicals	10.00%	8/19/19	19,875,000	19,552,275	19,875,000
MD America Energy, LLC, First Lien(n)	Energy	9.50%	8/4/19	20,000,000	19,026,795	19,026,795
MediMedia USA, Inc., First Lien(n)	Information Services	8.00%	11/20/18	14,837,858	14,615,062	14,392,722
MediMedia USA, Inc., Second Lien(n)	Information Services	12.25%	11/20/19	60,000,000	58,572,039	58,200,000
Pre-Paid Legal Services, Inc., Second Lien(n)	Legal Services	9.75%	7/1/20	25,000,000	24,690,588	25,000,000
Quality Home Brands Holdings LLC, Second Lien(n)	Materials	11.75%	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(f)(g)(j)	Discount Stores	16.00%	1/11/17	21,800,000	21,800,000	21,800,000
Royal Adhesives and Sealants, LLC, Second Lien(n)	Chemicals	9.75%	1/31/19	6,000,000	5,905,474	6,097,498
Shoreline Energy LLC, Second Lien(n)	Energy	10.25%	3/30/19	29,166,666	28,447,935	29,166,666
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	51,000,000

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
U.S. Well Services, LLC, First Lien(n)	Energy	12.00%	5/2/19	$43,945,153	$43,945,153	$43,945,153
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	4.24%	6/30/15	6,349,276	6,262,721	6,349,276
Water Pik, Inc., Second Lien(n)	Consumer Products	9.75%	1/8/21	24,315,789	23,567,667	24,315,789
WBS Group LLC, First Lien(f)(n)	Software	9.50%	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/15	24,999,000	24,787,575	24,999,000
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	9.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					589,338,716	592,440,974

Preferred Stock—3.9%
Advantage Insurance Holdings Ltd.(d)(g)(i)(j)	Insurance	8.00%		750,000	8,059,803	8,059,803
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Glass Yarns/Fibers	20.00%		22,960	5,718,381	3,169,657
Progress Financial Corporation, Series F-1(c)	Financial Services			963,710	740,313	1,570,847
Progress Financial Corporation, Series G(c)	Financial Services			1,758,256	2,013,112	2,865,957
USI Senior Holdings, Inc. (United Subcontractors)(c)(d)	Building and Construction			260,798	5,374,317	7,823,940
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)(d)	Printing/ Publishing	15.00%		4,809	5,810,177	5,810,177

Total Preferred Stock					27,716,103	29,300,381

Common Stock—10.6%(c)
Bankruptcy Management Solutions, Inc.(f)	Financial Services			368,790	16,654,505	18,513,258
DynaVox Inc.(k)	Augmentative Communication Products			272,369	758,069	15,253
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	11,750,000
Red Apple Stores Inc.(f)(g)(h)(j)	Discount Stores			8,756,859	7,833,088	—
Tygem Holdings, Inc., Class A	Metals			30,000	—	—

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			260,798	$9,019,888	$48,552,764

Total Common Stock					39,265,550	78,831,275

Limited Partnership/Limited Liability Company Interests—10.7%
ECI Cayman Holdings, LP(c)(g)(i)(j)	Electronics			3,184	3,183,840	3,517,174
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	1,139,535	2,039,535
Marquette Transportation Company Holdings, LLC(c)(l)	Transportation			25,000	5,000,000	6,247,000
Marsico Holdings, LLC(c)(i)	Financial Services			91,445	1,848,077	18,732
Penton Business Media Holdings, LLC(c)(d)	Information Services			226	9,050,000	39,125,660
PG Holdco, LLC	Healthcare Services	15.00%		333	478,676	478,676
PG Holdco, LLC, Class A(c)	Healthcare Services			16,667	166,667	494,289
Sentry Security Systems Holdings, LLC(c)	Security Services			147,271	147,271	14,727
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	1,086,005	1,086,005
VSS-AHC Holdings LLC (Advanstar Global LLC)(c)(d)	Printing/ Publishing			884,716	6,150,647	20,637,090
WBS Group LLC(c)(f)(m)	Software			—	1,000	1,804,291
Westward Dough Holdings, LLC, Class A(c)(f)	Restaurants			350,000	9,260,324	3,962,000

Total Limited Partnership/Limited Liability Company Interests					37,512,042	79,425,179

Equity Warrants/Options—1.4%(c)
Bankruptcy Management Solutions, Inc., Tranche A(f)	Financial Services		expire 6/27/18	28,464	375,040	401,342
Bankruptcy Management Solutions, Inc., Tranche B(f)	Financial Services		expire 6/27/19	30,654	342,295	359,265
Bankruptcy Management Solutions, Inc., Tranche C(f)	Financial Services		expire 6/27/20	45,981	468,803	488,318
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	—

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2014

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Marsico Parent Superholdco, LLC(i)	Financial Services		expire 12/14/19	455	$444,450	$—
New Gulf Resources, LLC(i)	Energy		expire 5/9/24	4,000	506,505	506,505
Progress Financial Corporation	Financial Services		expire various	6,959,220	3,183,106	7,610,508
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	837,500

Total Equity Warrants/Options					5,575,199	10,203,438

TOTAL INVESTMENTS—141.8%					$968,035,361	1,053,821,628

OTHER ASSETS & LIABILITIES (NET)—(41.8)%						(310,592,317)

NET ASSETS—100.0%						$743,229,311

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at September 30, 2014.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 75% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 74% of such senior secured loans have floors of 0.50% to 1.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2014 of all contracts within the specified loan facility.

							Nine Months Ended September 30, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$—	$7,395,373	$—	$—	$7,395,373		$—	$43,764	$—	$—
Preferred Stock	5,100,822	2,958,981	—	—	8,059,803		—	—	—	333,978
AGY Holding Corp.:
Senior Secured Note	19,151,000	598,222	—	54,653	19,803,875		—	2,393,629	—	—
Senior Secured Loan	7,964,650	935,079	—	—	8,899,729		—	753,458	—	—
BKC CLO 2014-1, Ltd.
Preferred Stock	—	6,972,000	(6,972,000)	—	—	†	423,373	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	4,732,950	701,862	—	(2,265,155)	3,169,657		—	—	—	701,861
M&M Tradition Holdings Corp.
Common Stock	9,250,000	—	—	2,500,000	11,750,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	36,441,130	—	—	2,684,530	39,125,660		—	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	5,015,119	1,328,790	—	5,367	6,349,276		—	242,338	—	—
USI Senior Holdings, Inc.:
Common Stock	21,575,553	5,205,607	—	21,771,604	48,552,764		—	—	—	—
Preferred Stock	6,262,254	1,561,682	—	4	7,823,940		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	5,208,213	601,964	—	—	5,810,177		—	—	—	601,966
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	13,394,600	—	—	7,242,490	20,637,090		—	—	—	—

Totals	$134,096,291	$28,259,560	$(6,972,000)	$31,993,493	$187,377,344		$423,373	$3,433,189	$—	$1,637,805

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at of September 30, 2014.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2014 represents 25.2% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 17% of the Company’s net assets at September 30, 2014.
(j)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(k)	During the period DynaVox completed an exchange of the outstanding L.L.C. units into an equivalent number of common shares.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

							Nine Months Ended September 30, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,596,458	$356,918	$(33,074)	$(32,593)	$1,887,709		$—	$83,429	$225,000
Senior Secured Loan, First Lien, B	10,458,655	387,014	(228,987)	(354,954)	10,261,728		—	1,028,409	—
Common Stock	17,242,928	—	—	1,270,330	18,513,258		—	—	—
Warrants	1,193,880	—	—	55,045	1,248,925		—	—	—
ECI Holdco, Inc.
Common Stock	68,604,042	1,920	(23,079,617)	(45,526,345)	—	†	48,430,920	—	—
Red Apple Stores Inc.:
Unsecured Debt	5,454,365	797,514	—	(2,000,601)	4,251,278		—	797,514	—
Senior Secured Loan	20,000,000	1,800,000	—	—	21,800,000		—	2,516,288	—
Common Stock	8,242,821	273,127	(682,860)	(7,833,088)	—		—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	1,965,603	—
Senior Secured Loan, Second Lien	24,999,000	135,305	—	(135,305)	24,999,000		—	2,125,849	—
Limited Liability Co. Interest	6,056,783	—	—	(4,252,492)	1,804,291		—	151,590	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,656,805	—	—	(65,909)	6,590,896		—	287,070	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	4,781,000	—	—	(819,000)	3,962,000		—	—	—

Totals	$202,570,992	$3,751,798	$(24,024,538)	$(59,694,912)	$122,603,340		$48,430,920	$8,955,752	$225,000

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at September 30, 2014.

The aggregate fair value of controlled investments at September 30, 2014 represents 16.5% of the Company’s net assets.

(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 2.6% of interest income earned for the nine months ended September 30, 2014. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—31.9%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,582,933	$15,000,000
AGY Holding Corp., Second Lien(d)(i)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	19,462,510	19,151,000
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	20,000,000	19,669,891	19,800,000
American Residential Services L.L.C. et al., Second Lien(i)	HVAC/ Plumbing Services	12.00%	4/15/15	46,000,000	45,801,024	46,000,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,243,609	35,078,000
Sizzling Platter LLC et al., First Lien(i)	Restaurants	12.25%	4/15/16	30,000,000	29,508,767	30,600,000
TriMark USA, LLC., Second Lien(n)(o)	Food Service Equipment	13.00%	6/29/16	52,138,638	52,138,638	52,138,638
U.S. Well Services, LLC, Second Lien(i)	Energy	14.50%	2/15/17	9,000,000	8,917,538	8,917,538

Total Senior Secured Notes					229,324,910	226,685,176

Unsecured Debt—16.7%
Higginbotham Insurance Holdings, Inc.	Insurance	11.00%	12/14/18	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(o)	Materials	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(f)(g)(o)(q)	Discount Stores	18.00%	7/11/17	5,454,365	5,454,365	5,454,365
SVP Worldwide Ltd.(g)(o)(q)	Consumer Products	14.00%	6/27/18	44,170,052	44,170,052	44,170,052
Townsquare Media, LLC(o)	Media & Entertainment	10.00%	9/30/19	12,156,667	12,156,667	12,156,667

Total Unsecured Debt					118,531,084	118,531,084

Subordinated Debt—11.1%
A & A Manufacturing Co., Inc.(o)	Protective Enclosures	14.00%	5/16/16	32,995,314	32,995,314	32,995,314
Automobile Protection Corporation—APCO(n)	Insurance	9.74%	6/17/19	25,000,000	25,000,000	25,000,000
The Pay-O-Matic Corp.(o)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					78,395,314	78,395,314

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—74.3%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(d)	Glass Yarns/Fibers	12.00%	9/15/16	7,964,650	7,964,650	7,964,650
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	71,032	—	—
Alpha Media Group Inc., First Lien(o)	Publishing	12.00%	7/15/16	6,280,313	4,338,433	538,000
AmQuip Crane Rental LLC, Second Lien	Construction Equipment	12.00%	12/19/17	41,068,361	41,068,361	39,014,942
Arclin US Holdings Inc., Second Lien(g)(n)(q)	Chemicals	7.75%	1/15/15	3,451,615	3,271,711	3,451,615
Ascend Learning, LLC, Second Lien(n)	Education	11.50%	12/6/17	20,000,000	20,000,000	20,000,000
Attachmate Corporation et al., Second Lien(n)	Software	11.00%	11/22/18	24,191,324	23,849,327	24,191,324
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	4.50%	6/27/17	1,645,833	1,545,450	1,596,458
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)	Financial Services	7.00%	6/27/18	12,161,227	10,088,490	10,458,655
Citrus Energy Appalachia, LLC, Second Lien(n)	Energy	9.75%	7/26/18	27,787,500	26,993,013	26,953,875
Isola USA Corp., First Lien(n)	Laminate Products	9.25%	11/29/18	5,000,000	4,925,500	5,050,000
K2 Pure Solutions Nocal, L.P. First Lien(n)	Chemicals	10.00%	8/19/19	20,000,000	19,624,645	20,000,000
MediMedia USA, Inc., First Lien(n)	Information Services	8.00%	11/20/18	9,950,000	9,683,071	9,651,500
MediMedia USA, Inc., Second Lien(n)	Information Services	12.25%	11/20/19	60,000,000	58,360,932	58,200,000
Omnitracs, Inc., Second Lien(n)	Trucking Fleet Management Systems	8.75%	5/25/21	3,000,000	2,970,195	3,020,625
Pre-Paid Legal Services, Inc., Second Lien(n)	Legal Services	9.75%	7/1/20	25,000,000	24,649,793	25,000,000
Quality Home Brands Holdings LLC, Second Lien(n)	Materials	11.75%	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(f)(g)(q)	Discount Stores	16.00%	1/11/17	20,000,000	20,000,000	20,000,000

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Renaissance Learning, Inc., Second Lien(n)	Education Software	8.75%	5/14/21	$3,000,000	$2,955,733	$3,031,875
Road Infrastructure Investment, LLC, Second Lien(n)	Manufacturing	10.25%	9/30/18	15,000,000	14,831,430	15,000,000
Royal Adhesives and Sealants, LLC, Second Lien(n)	Chemicals	9.75%	1/31/19	6,000,000	5,888,863	6,075,000
Shoreline Energy LLC, Second Lien(n)	Energy	10.25%	3/30/19	30,000,000	29,139,991	30,000,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	51,000,000
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	4.25%	6/30/15	5,015,119	4,933,931	5,015,119
Water Pik, Inc., Second Lien(n)	Consumer Products	9.75%	1/8/21	22,500,000	21,552,192	22,050,000
WBS Group LLC, First Lien(f)(n)	Software	9.50%	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/15	24,999,000	24,652,270	24,999,000
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	8.00%	3/2/17	6,590,896	6,590,896	6,656,805

Total Senior Secured Loans					528,163,132	527,203,698

Preferred Stock—3.5%
Advantage Insurance Holdings Ltd.(d)(g)(i)(q)	Insurance	8.00%		500,000	5,100,822	5,100,822
Alpha Media Group Holdings Inc., Series A-2(p)	Publishing			5,000	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Glass Yarns/Fibers	20.00%		22,960	5,016,519	4,732,950
Progress Financial Corporation, Series F-1(p)	Financial Services			963,710	740,313	1,263,255
Progress Financial Corporation, Series G(p)	Financial Services			1,758,256	2,013,112	2,304,765
USI Senior Holdings, Inc. (United Subcontractors)(d)(p)	Building and Construction			208,742	3,812,635	6,262,254
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)(d)	Printing/ Publishing	15.00%		4,809	5,208,213	5,208,213

Total Preferred Stock					21,891,614	24,872,259

Common Stock—20.2%(p)
Alpha Media Group Holdings Inc., Class B	Publishing			12,500	—	—
Arclin Cayman Holdings Ltd.(g)(q)	Chemicals			450,532	9,722,203	18,440,000
Bankruptcy Management Solutions, Inc.(f)	Financial Services			368,124	16,654,505	17,242,928

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
ECI Holdco, Inc., Class A-1(f)	Electronics			20,540,133	$23,077,697	$68,604,042
M & M Tradition Holdings Corp.(d)	Sheet Metal Fabrication			500,000	5,000,000	9,250,000
Red Apple Stores Inc.(f)(g)(h)(q)	Discount Stores			8,756,859	8,242,821	8,242,821
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			208,742	3,814,281	21,575,553

Total Common Stock					66,511,507	143,355,344

Limited Partnership/Limited Liability Company Interests—9.6%
ARS Investment Holdings, LLC(j)(p)	HVAC/ Plumbing Services			128,358	21,658	1,130,000
DynaVox Systems Holdings, LLC(k)(p)	Augmentative Communication Products			272,369	758,069	32,684
Higginbotham Investment Holdings, LLC(p)	Insurance			1,163	1,139,535	1,715,117
Marquette Transportation Company Holdings, LLC(l)(p)	Transportation			25,000	5,000,000	2,912,000
Marsico Holdings, LLC(i)(p)	Financial Services			91,445	1,848,077	18,732
Penton Business Media Holdings, LLC(d)(p)	Information Services			226	9,050,000	36,441,130
PG Holdco, LLC	Healthcare Services	15.00%		333	430,772	430,772
PG Holdco, LLC, Class A(p)	Healthcare Services			16,667	166,667	410,569
Sentry Security Systems Holdings, LLC(p)	Security Services			147,271	147,271	15,943
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	1,024,686	1,024,686
VSS-AHC Holdings LLC (Advanstar Global LLC)(d)(p)	Printing/ Publishing			884,716	6,150,647	13,394,600
WBS Group LLC(f)(m)(p)	Software			—	1,000	6,056,783
Westward Dough Holdings, LLC, Class A(f)(p)	Restaurants			350,000	9,260,324	4,781,000

Total Limited Partnership/Limited Liability Company Interests					34,998,706	68,364,016

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2013

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options— 4.3%(p)
Arclin Cayman Holdings Ltd., Tranche 1(g)(q)	Chemicals		expire 1/15/14	230,159	$403,815	$6,082,021
Arclin Cayman Holdings Ltd., Tranche 2(g)(q)	Chemicals		expire 1/15/15	230,159	323,052	6,088,754
Arclin Cayman Holdings Ltd., Tranche 3(g)(q)	Chemicals		expire 1/15/14	230,159	484,578	5,391,543
Arclin Cayman Holdings Ltd., Tranche 4(g)(q)	Chemicals		expire 1/15/15	230,159	403,815	5,399,833
Bankruptcy Management Solutions, Inc., Tranche A(f)	Financial Services		expire 6/27/18	28,464	375,040	375,725
Bankruptcy Management Solutions, Inc., Tranche B(f)	Financial Services		expire 6/27/19	30,654	342,295	343,631
Bankruptcy Management Solutions, Inc., Tranche C(f)	Financial Services		expire 6/27/20	45,981	468,803	474,524
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	80,415
Marsico Parent Superholdco, LLC(i)	Financial Services		expire 12/14/19	455	444,450	—
Progress Financial Corporation	Financial Services		expire various	6,959,220	3,183,106	5,729,127
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	600,000

Total Equity Warrants/Options					6,683,954	30,565,573

TOTAL INVESTMENTS—171.6%					$1,084,500,221	1,217,972,464

OTHER ASSETS & LIABILITIES (NET)—(71.6)%						(508,268,123)

NET ASSETS—100.0%						$709,704,341

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 72% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 71% of such senior secured loans have floors of 1.00% to 1.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2013 of all contracts within the specified loan facility.

							For the Year Ended December 31, 2013
Non-controlled, Affiliated Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2013		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.
Preferred Stock	$—	$5,100,822	$—	$—	$5,100,822		$—	$—	$—	$100,823
AGY Holding Corp.:
Senior Secured Note	—	19,462,510	—	(311,510)	19,151,000	†	—	1,528,400	—	—
Senior Secured Loan	—	7,964,650	—	—	7,964,650	†	—	496,462	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	—	5,016,519	—	(283,569)	4,732,950	†	—	—	—	501,229
M&M Tradition Holdings Corp.
Common Stock	6,250,000	—	—	3,000,000	9,250,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	22,111,124	—	—	14,330,006	36,441,130		—	—	—	—
Penton Media, Inc. et al.
Senior Secured Loan	20,822,342	3,834,740	(23,687,192)	(969,890)	—		—	4,599,171	—	—
United Subcontractors, Inc.
Senior Secured Loan	3,242,631	1,454,257	—	318,231	5,015,119		21	406,643	—	—
USI Senior Holdings, Inc.:
Common Stock	3,485,140	88,832	(344)	18,001,925	21,575,553		—	—	—	—
Preferred Stock	4,934,133	87,527	—	1,240,594	6,262,254		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	—	5,208,213	—	—	5,208,213		—	—	—	399,212
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	6,904,802	—	—	6,489,798	13,394,600		—	—	—	—

Totals	$67,750,172	$48,218,070	$(23,687,536)	$41,815,585	$134,096,291		$21	$7,030,676	$—	$1,001,264

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into non-controlled, affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2013 represents 18.9% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 27% of the Company’s net assets at December 31, 2013.
(j)	The Company is the sole stockholder of BKC ARS Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of American Residential Services L.L.C. and thus a non-controlled, non-affiliated investment.
(k)	The Company is the sole stockholder of BKC DVSH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of DynaVox Systems LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

							For the Year Ended December 31, 2013
Controlled Investments	Fair Value at December 31, 2012	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2013		Net Realized Gain (Loss)	Interest Income	Fee Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,960,000	$2,156,660	$(2,354,167)	$(166,035)	$1,596,458		$218,374	$129,497	$358,705
Senior Secured Loan, First Lien, B	17,148,766	32,131,115	(35,752,294)	(3,068,932)	10,458,655		2,269,456	2,779,506	100,000
Senior Secured Loan, Second Lien	7,703,412	406,328	(25,556,717)	17,446,977	—	†	(24,547,868)	494,976	—
Common Stock	—	16,658,378	(3,873)	588,423	17,242,928		(9,600,072)	—	—
Warrants	—	1,216,827	(30,689)	7,742	1,193,880		(396,273)	—	—
BKC CSP Blocker, Inc.
Common Stock	—	167,401	(167,401)	—	—		167,401	—	—
ECI Holdco, Inc.
Common Stock	47,981,132	4,050,000	—	16,572,910	68,604,042		—	—	—
Red Apple Stores Inc.:
Unsecured Debt	—	5,454,365	—	—	5,454,365	††	—	454,544	—
Senior Secured Loan	—	20,000,000	—	—	20,000,000	††	—	1,546,669	1,250,000
Common Stock	—	8,512,095	(269,274)	—	8,242,821	††	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	2,055,137	1,000,000
Senior Secured Loan, Second Lien	24,999,000	188,354	(140,633)	(47,721)	24,999,000		134	2,635,733	29,975
Limited Liability Co. Interest	6,056,783	—	—	—	6,056,783		—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	65,909	6,656,805		—	523,243	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	3,612,000	—	—	1,169,000	4,781,000		—	—	—

Totals	$143,336,244	$90,941,523	$(64,275,048)	$32,568,273	$202,570,992		$(31,888,848)	$10,619,305	$2,738,680

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2013.
††	Investment moved into controlled category during the period.

The aggregate fair value of controlled investments at December 31, 2013 represents 28.5% of the Company’s net assets.

(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 6.1% of interest income earned for the year ended December 31, 2013. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(p)	Non-income producing equity securities at December 31, 2013.
(q)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.

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

Basis of Presentation

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ and such differences could be material.

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

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board (“FASB”), defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. See note 10 for further details.

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

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $23,182,167 and $19,373,748 as of September 30, 2014 and December 31, 2013, respectively.

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

For the three and nine months ended September 30, 2014, the Advisor earned $5,621,443 and $17,892,011, respectively, in Management Fees under the Management Agreement. For the three and nine months ended September 30, 2013, the Advisor earned $5,286,986 and $15,826,168, respectively, in Management Fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three and nine months ended September 30, 2014 and 2013 was determined by reference to the four quarter periods ended on September 30, 2014 and 2013, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and nine months ended September 30, 2014 the Advisor did not earn an incentive fee based on income. For the three and nine months ended September 30, 2013, the Advisor earned zero and $1,917,968, respectively, in Incentive Fees based on income from the Company.

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

The capital gains incentive fee due to the Advisor as calculated under the Management Agreement as described above, at September 30, 2014 and 2013 was zero. In accordance with GAAP the hypothetical incentive fee for the three and nine months ended September 30, 2014, resulted in a capital gains incentive fee of $593,837 and $7,022,626, respectively, and for the three and nine months ended September 30, 2013, resulted in a capital gains incentive fee of $9,358,529 and $14,774,276. The total cumulative accrued balance at September 30, 2014 and 2013 was $17,247,288 and $20,269,011, respectively.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2014, the Company incurred $574,964 and $1,684,238, respectively, and for the three and nine months ended September 30, 2013, the Company incurred $479,871 and $1,520,714, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2014 were $406,861 and $1,616,263 respectively, and during the three and nine months ended September 30, 2013 were $749,072 and $2,391,977, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staff. For the three and nine months ended September 30, 2014, the Company incurred $108,840 and $391,306, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2013, the Company incurred $123,801 and $456,516, respectively, in such expenses.

Advisor Stock Transactions

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the nine months ended September 30, 2014 the Advisor purchased 84,600 shares of the Company’s common stock in the open market for $716,146, including brokerage commissions. There were no such purchases during the nine months ended September 30, 2013.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, on March 16, 2011, the Company issued and sold to the Advisor in a private placement 200,000 shares of common stock for $2,000,000 or $10.00 per share, which was the closing price of the Company’s common stock price on The NASDAQ Global Select Market on that date. There were no private placement purchases during the three and nine months ended September 30, 2014 and 2013.

At September 30, 2014 and December 31, 2013, the Advisor owned and had the right to vote approximately 185,000 and 46,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 61,000 and 125,000 shares, respectively, of the Company’s common stock. At September 30, 2014 and December 31, 2013, other entities affiliated with the Administrator beneficially owned approximately 3,383,000 and 4,808,000 shares, respectively, of the Company’s common stock, representing approximately 4.5% and 6.5% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Earnings per share – basic:
Net increase in net assets resulting from operations	$28,969,522	$19,843,743	$82,753,091	$61,664,279
Weighted average shares outstanding – basic	74,556,389	74,239,932	74,536,270	74,099,028
Earnings per share – basic:	$0.39	$0.27	$1.11	$0.83
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$28,969,522	$19,843,743	$82,753,091	$61,664,279
Adjustments for interest on unsecured convertible senior notes	1,643,304	1,643,305	4,927,891	4,006,281

Net increase in net assets resulting from operations, as adjusted	$30,612,826	$21,487,048	$87,680,982	$65,670,560
Weighted average shares outstanding – diluted	84,453,116	84,136,659	84,432,998	82,183,168
Earnings per share – diluted:	$0.36	$0.26	$1.04	$0.80

5. Investments

Purchases of investments, including PIK, for the three months ended September 30, 2014 and 2013 totaled $142,583,979 and $133,132,350, respectively, and for the nine months ended September 30, 2014 and 2013 totaled $296,058,702 and $364,973,873, respectively. Sales/repayments of investments for the three months ended September 30, 2014 and 2013 totaled $117,312,739 and $15,953,022, respectively, and for the nine months ended September 30, 2014 and 2013 totaled $497,825,599 and $319,283,096, respectively.

At September 30, 2014, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$104,831,149	$102,081,875
Unsecured debt	107,507,734	105,507,133
Subordinated debt	56,288,868	56,031,373
Senior secured loans:
First lien	266,599,348	267,893,931
Second/other priority lien	322,739,368	324,547,043

Total senior secured loans	589,338,716	592,440,974

Preferred stock	27,716,103	29,300,381
Common stock	39,265,550	78,831,275
Limited partnership/limited liability company interests	37,512,042	79,425,179
Equity warrants/options	5,575,199	10,203,438

Total investments	$968,035,361	$1,053,821,628

At December 31, 2013, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$229,324,910	$226,685,176
Unsecured debt	118,531,084	118,531,084
Subordinated debt	78,395,314	78,395,314
Senior secured loans:
First lien	160,014,671	158,250,792
Second/other priority lien	368,148,461	368,952,906

Total senior secured loans	528,163,132	527,203,698

Preferred stock	21,891,614	24,872,259
Common stock	66,511,507	143,355,344
Limited partnership/limited liability company interests	34,998,706	68,364,016
Equity warrants/options	6,683,954	30,565,573

Total investments	$1,084,500,221	$1,217,972,464

Industry Composition

The industry composition of the portfolio at fair value at September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
Industry	2014	2013
Consumer Products	17.0%	14.6%
Healthcare	12.3	12.1
Personal and Other Services	11.5	17.1
Energy	11.1	5.4
Manufacturing	9.0	8.3
Printing, Publishing and Media	6.2	5.6
Financial Services	6.1	4.9
Building and Real Estate	6.0	2.7
Business Services	5.6	7.1
Chemicals	5.5	8.5
Defense	4.3	—
Retail	2.5	2.8
Beverage, Food and Tobacco	1.0	3.5
Distribution	1.0	1.6
Containers and Packaging	0.6	0.2
Electronics	0.3	5.6

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2014 was United States 95.7%, Canada 2.5% and the Cayman Islands 1.8%, and at December 31, 2013 was United States 93.1%, Canada 6.5% and the Cayman Islands 0.4%. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2014 or December 31, 2013.

Warrants

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2014 and December 31, 2013 represents 1.4% and 4.3%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2014 and December 31, 2013 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of September 30, 2014, the Company’s asset coverage was 304%.

On March 27, 2014, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $405,000,000 and canceled the prior credit facility that was outstanding at December 31, 2013. The Credit Facility has a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.25%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

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

The Company’s outstanding debt as of September 30, 2014 and December 31, 2013 was as follows:

	As of
	September 30, 2014					December 31, 2013
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$405,000,000	(2)	$56,000,000	$56,000,000		$350,000,000	(2)	$179,000,000	$179,000,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	114,165,635	(3)	115,000,000		115,000,000	113,981,494	(4)
Term Loan	15,000,000		15,000,000	15,000,000		10,000,000		10,000,000	10,000,000

	$710,000,000		$361,000,000	$360,165,635		$650,000,000		$479,000,000	$477,981,494

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $834,365 as of September 30, 2014.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes was $1,018,506 as of December 31, 2013.

At September 30, 2014, the Company had $56,000,000 drawn on the Credit Facility versus $179,000,000 at December 31, 2013. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $349,000,000 at September 30, 2014 and $171,000,000 at December 31, 2013.

The Company’s average outstanding debt balance during the three and nine months ended September 30, 2014 was $345,808,859 and $414,616,028, respectively, and during the three and nine months ended September 30,

2013 was $374,921,359 and $334,448,747, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2014 were $384,165,636 and $517,165,636, respectively, and during the three and nine months ended September 30, 2013 was $392,410,652 and $465,260,652.

The weighted average annual interest cost for the three and nine months ended September 30, 2014 was 5.66% and 5.20%, respectively, and for the three and nine months ended September 30, 2013 was 5.47% and 5.68%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility, the Senior Secured Notes, the Convertible Notes and the Term Loan. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the three and nine months ended September 30, 2014 were $348,188 and $787,206, respectively, and for the three and nine months ended September 30, 2013 were $262,553 and $871,040.

At September 30, 2014, the Company was in compliance with all covenants required under the Credit Facility, the Senior Secured Notes and the Term Loan.

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

In April 2014, the repurchase plan was further extended through the earlier of September 30, 2015 or until the approved number of shares has been repurchased. During the nine months ended September 30, 2014 and 2013 the Company purchased a total of 210,248 and zero shares, respectively of its common stock on the open market for $1,779,619, including brokerage commissions. Since inception of the repurchase plan through September 30, 2014, the Company has purchased 1,635,755 shares of its common stock on the open market for $11,256,295, including brokerage commissions. At September 30, 2014, the total number of remaining shares authorized for repurchase was 1,120,895. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2014 and December 31, 2013.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility, the Senior Secured Notes, the Convertible Notes and the Term Loan is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility, Senior Secured Notes, the Convertible Notes and the Term Loan would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$56,000,000	$55,160,000	$179,000,000	$176,315,000
Senior Secured Notes	175,000,000	186,279,400	175,000,000	187,375,280
Convertible Notes	114,165,635	117,876,018	113,981,494	116,546,078
Term Loan	15,000,000	14,925,000	10,000,000	9,950,000

	$360,165,635	$374,240,418	$477,981,494	$490,186,358

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at September 30, 2014 and December 31, 2013 in determining such fair values:

		Fair Value Inputs at September 30, 2014
	Fair Value at September 30, 2014	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$102,081,875	$—	$—	$102,081,875
Unsecured debt	105,507,133	—	—	105,507,133
Subordinated debt	56,031,373	—	—	56,031,373
Senior secured loans	592,440,974	—	—	592,440,974
Preferred stock	29,300,381	—	—	29,300,381
Common stock	78,831,275	—	—	78,831,275
Limited partnership/limited liability company interests	79,425,179	—	—	79,425,179
Equity warrants/options	10,203,438	—	—	10,203,438

Total investments	1,053,821,628	—	—	1,053,821,628
Cash and cash equivalents	42,452,397	42,452,397	—	—

Total	$1,096,274,025	$42,452,397	$—	$1,053,821,628

		Fair Value Inputs at December 31, 2013
	Fair Value at December 31, 2013	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$226,685,176	$—	$—	$226,685,176
Unsecured debt	118,531,084	—	—	118,531,084
Subordinated debt	78,395,314	—	—	78,395,314
Senior secured loans	527,203,698	—	—	527,203,698
Preferred stock	24,872,259	—	—	24,872,259
Common stock	143,355,344	—	—	143,355,344
Limited partnership/limited liability company interests	68,364,016	—	—	68,364,016
Equity warrants/options	30,565,573	—	—	30,565,573

Total investments	1,217,972,464	—	—	1,217,972,464
Cash and cash equivalents	18,474,784	18,474,784	—	—

Total	$1,236,447,248	$18,474,784	$—	$1,217,972,464

The valuation techniques used at September 30, 2014 and December 31, 2013 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,042,943,923 and $1,200,162,280 as of September 30, 2014 and December 31, 2013, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended September 30, 2014 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2014	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases and PIK	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2014
Senior secured notes	$100,453,531	$308,665	$—	$1,319,679	$—	$—	$—	$102,081,875
Unsecured debt	119,885,381	—	—	(2,000,601)	394,451	(12,772,098)	—	105,507,133
Subordinated debt	82,191,314	—	—	(53,495)	7,395,373	(33,501,819)	—	56,031,373
Senior secured loans	526,217,305	453,908	—	(1,659,100)	131,045,455	(63,616,594)	—	592,440,974
Preferred stock	34,136,892	—	423,373	(1,069,340)	3,204,829	(7,395,373)	—	29,300,381
Common stock	72,498,067	—	55	6,710,366	—	(377,213)	—	78,831,275
Limited partnership/ LLC Interest	75,430,008	—	26,801	3,957,805	37,366	(26,801)	—	79,425,179
Equity warrants/options	8,584,776	—	—	1,112,157	506,505	—	—	10,203,438

Total investments	$1,019,397,274	$762,573	$450,229	$8,317,471	$142,583,979	$(117,689,898)	$—	$1,053,821,628

The following is a reconciliation for the nine months ended September 30, 2014 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2013	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases and PIK	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2014
Senior secured notes	$226,685,176	$1,075,125	$768,735	$(109,540)	$20,805,330	$(147,142,951)	$—	$102,081,875
Unsecured debt	118,531,084	(2)	—	(2,000,601)	1,748,750	(12,772,098)	—	105,507,133
Subordinated debt	78,395,314	—	—	(257,495)	11,395,373	(33,501,819)	—	56,031,373
Senior secured loans	527,203,698	1,362,447	(3,531,997)	4,061,692	231,958,362	(168,613,228)	—	592,440,974
Preferred stock	24,872,259	—	423,373	(1,396,367)	12,796,489	(7,395,373)	—	29,300,381
Common stock	143,355,344	—	72,347,735	(37,278,112)	13,740,790	(113,334,482)	—	78,831,275
Limited partnership/ LLC Interest	68,364,016	—	183,682	8,547,827	3,380,230	(1,050,576)	—	79,425,179
Equity warrants/options	30,565,573	—	13,082,672	(19,253,380)	506,505	(14,697,932)	—	10,203,438

Total investments	$1,217,972,464	$2,437,570	$83,274,200	$(47,685,976)	$296,331,829	$(498,508,459)	$—	$1,053,821,628

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

There were no transfers between Levels during the three and nine months ended September 30, 2014 and 2013. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014

EBITDA Multiples:

	Cost	Fair Value	Low to High	Weighted Average
Unsecured debt	$6,251,879	$4,251,278	4.06x to 4.61x	4.34x
Senior secured loans	73,871,830	74,083,255	6.35x to 7.20x	6.78x
Preferred stock	27,716,103	29,300,381	5.38x to 6.08x	5.73x
Common stock	38,507,481	78,816,022	6.90x to 7.67x	7.28x
LP/LLC	35,663,965	79,406,447	8.89x to 9.75x	9.32x
Equity warrants/options	4,875,749	9,365,938	6.18x to 6.98x	6.58x

Market Yields:
Senior secured notes	104,831,149	102,081,875	15.00% to 16.80%	15.90%
Unsecured debt	101,255,855	101,255,855	13.58% to 14.58%	14.08%
Subordinated debt	56,288,868	56,031,373	12.94% to 14.31%	13.63%
Senior secured loans	358,259,876	360,884,668	10.13% to 11.20%	10.67%

December 31, 2013

EBITDA Multiples:

	Cost	Fair Value	Low to High	Weighted Average
Unsecured debt	$5,454,365	$5,454,365	4.94x to 5.62x	5.28x
Senior secured loans	71,936,525	72,283,255	6.65x to 7.54x	7.09x
Preferred stock	21,891,614	24,872,259	5.60x to 6.20x	5.90x
Common stock	66,511,507	143,355,344	6.37x to 7.15x	6.76x
Limited partnerships/LLC interest	32,392,560	68,312,600	8.98x to 9.80x	9.39x
Equity warrants/options	5,984,504	29,885,158	5.60x to 6.54x	6.07x

Market Yields:
Senior secured notes	220,407,372	217,767,638	13.43% to 14.93%	14.18%
Unsecured debt	80,920,052	80,920,052	12.25% to 12.75%	12.50%
Subordinated debt	53,395,314	53,395,314	13.00% to 15.00%	14.00%
Senior secured loans	378,486,316	376,742,943	10.00% to 10.71%	10.35%
Limited partnerships/LLC interest	1,848,077	18,732	2.75% to 2.90%	2.83%
Equity warrants/options	444,450	—	2.75% to 2.90%	2.83%

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2014 and 2013.

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Per Share Data:
Net asset value, beginning of period	$9.54	$9.31

Net investment income	0.63	0.58
Net realized and unrealized gain (loss)	0.48	0.25

Total from investment operations	1.11	0.83
Dividend distributions to stockholders from net investment income	(0.68)	(0.78)
Equity component of warrant	—	0.01
Issuance (reinvestment) of stock at prices (below) above net asset value	—	0.01

Net increase / (decrease) in net assets	0.43	0.07

Net asset value, end of period	$9.97	$9.38

Market price, end of period	$8.54	$9.48

Total return(1)(2)	(0.67%)	2.23%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	5.80%	7.52%
Ratio of interest and other debt related expenses to average net assets(3)	3.45%	3.19%

Ratio of total expenses to average net assets(3)(5)	9.25%	10.71%
Ratio of net investment income to average net assets(3)	8.73%	8.29%
Net assets, end of period	$743,229,311	$696,300,202
Average debt outstanding	$414,616,028	$334,448,747
Weighted average shares outstanding	74,536,270	74,099,028
Average debt per share(6)	$5.56	$4.51
Portfolio turnover(2)	46%	31%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding capital gains incentive fee for the nine months ended September 30, 2014 and 2013 is 4.50% and 4.67%, respectively.
(5)	Ratio excluding capital gains incentive fee for the nine months ended September 30, 2014 and 2013 is 7.94% and 7.86%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On October 1, 2014, a U.K. based media company announced its intention to buy Advanstar Communications, Inc. with a targeted close of January 2015. Anticipated proceeds of $26.4 million on our combined preferred and LLC interests are expected to result in realized gains of approximately $14.4 million. As anticipated, this would further reduce our portfolio’s equity composition while generating additional proceeds to redeploy into income producing assets.

On October 31, 2014, we completed a transaction with Gordon Brothers Group to launch Gordon Brothers Finance Company (“GBFC”) which will be a majority owned portfolio company comprised of twenty-three loans at close. We invested approximately $94.6 million which consisted of $71.0 million of newly issued LIBOR + 11.0% (1.0% Floor) senior notes, $13.0 million of newly issued 13.5% coupon preferred stock, and $10.6 million of common equity.

On November 5, 2014, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on January 7, 2015 to stockholders of record at the close of business on December 24, 2014.

On November 5, 2014, BlackRock Advisors, LLC (“BlackRock Advisors”), a wholly-owned subsidiary of BlackRock, Inc. (“BlackRock”), and BlackRock Kelso Capital Advisors LLC (“BKCA”), the advisor to the Company, entered into a definitive agreement wherein BlackRock Advisors will acquire certain assets of BKCA (the “Transaction”). Contingent upon BlackRock Kelso Capital Corporation (“BKCC”) stockholder approval and subject to other closing conditions, BlackRock Advisors will enter into an investment management agreement with the Company and serve as BKCC’s investment manager following the completion of the Transaction.

BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Upon completion of the Transaction, James R. Maher and Michael B. Lazar will be stepping down from their roles with the Company. Mr. Maher, the Company’s Chairman and Chief Executive Officer, will remain on the Board of Directors and will become a senior advisor to BlackRock to assist in the transition of the business. Mr. Lazar, Chief Operating Officer of the Company has also agreed to serve as an advisor to BlackRock in transitioning the business, including portfolio responsibility and business operations. Mr. Lazar will step down from the Board at closing. Steve Sterling, Managing Director and head of BlackRock’s Global Capital Markets group, will assume the role of CEO of the Company at closing, subject to Board approval.

Completion of the Transaction is expected to occur in the first quarter of 2015 and remains subject to customary closing conditions.

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

At September 30, 2014:

Investment Portfolio: $1,096.3 million

Net Assets: $743.2 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $360.2 million

Net Asset Value per share: $9.97

Portfolio Activity for the Three Months Ended September 30, 2014:

Cost of investments during period, including PIK: $142.6 million

Sales, repayments and other exits during period: $117.3 million

Number of portfolio companies at end of period: 42

Operating Results for the Three Months Ended September 30, 2014:

Net investment income per share: $0.26

Distributions declared per share: $0.21

Earnings per share: $0.39

Net investment income: $19.3 million

Net realized and unrealized gains: $9.6 million

Net increase in net assets from operations: $29.0 million

Net investment income per share, as adjusted1: $0.23

Earnings per share as adjusted1: $0.36

Net investment income, as adjusted1: $17.3 million

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

Portfolio and investment activity

We invested $142.6 million during the three months ended September 30, 2014. The investments consisted primarily of senior secured loans secured by first liens ($86.0 million, or 60.3%), or second liens ($45.0 million, or 31.6%), and unsecured or subordinated debt securities and equity securities ($11.6 million, or 8.1%). Additionally, we received proceeds from sales/repayments and other exits of approximately $117.3 million during the three months ended September 30, 2014.

At September 30, 2014, our portfolio of $1,096.3 million (at fair value) consisted of 42 portfolio companies and was invested 54% in senior secured loans, 18% in equity investments, 15% in unsecured or subordinated debt securities, 9% in senior secured notes, and 4% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $28.1 million at September 30, 2014. Our largest portfolio company investment by value was approximately $58.2 million and our five largest portfolio company investments by value comprised approximately 23% of our portfolio at September 30, 2014. At December 31, 2013, our portfolio consisted of 51 portfolio companies and was invested 43% in senior secured loans, 22% in equity investments, 18% in senior secured notes, 16% in unsecured or subordinated debt securities and 1% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $26.0 million at December 31, 2013.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.9% at September 30, 2014 and 12.1% at December 31, 2013. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.3% and 13.2%, respectively, at September 30, 2014, versus 11.4% and 13.1%, at December 31, 2013. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.8% at September 30, 2014 and 12.0% at December 31, 2013. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.4% and 13.0%, respectively, at September 30, 2014, versus 11.4% and 13.0%, at December 31, 2013. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

At September 30, 2014, 55% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 45% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 51% at September 30, 2014. At December 31, 2013, 48% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 52% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 45% at December 31, 2013.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.18 at September 30, 2014 and 1.14 at December 31, 2013. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Grade 1	$879,903,840	$1,054,695,245
Grade 2	160,744,260	159,112,129
Grade 3	10,498,278	2,912,000
Grade 4	1,837,750	572,675
Not Rated	837,500	680,415

Total investments	$1,053,821,628	$1,217,972,464

Results of operations

Results comparisons for the three months ended September 30, 2014 and 2013.

Investment income

Investment income totaled $33,162,668 and $31,382,619, respectively, for the three months ended September 30, 2014 and 2013, of which $22,165,859 and $18,919,863 were attributable to interest and fees on senior secured loans, $10,378,038 and $11,408,229 to interest earned on other debt securities, $617,193 and $1,053,465 to dividends from equity securities, and $1,578 and $1,062 to interest earned on cash equivalents, respectively. The increase in investment income for the three months ended September 30, 2014 is primarily attributable to an increase in amendment fees and prepayment premiums earned during the three months ended September 30, 2014.

For the three months ended September 30, 2014 fee income included $2,604,412 from capital structuring fees earned, and $1,278,000 from amendment fees, $851,962 from prepayment premiums, and $111,628 from commitment, consent and administration fees. For the three months ended September 30, 2013 fee income included $2,250,000 from capital structuring fees earned, and $129,875 from commitment and administration fees. Interest income earned is comprised of cash interest of approximately 98% as well as PIK interest of approximately 2% for the three months ended September 30, 2014. The increase in fee income for the three months ended September 30, 2014 is primarily attributable to an increase in amendment fees and prepayment premiums earned during the three months ended September 30, 2014.

Expenses

Expenses for the three months ended September 30, 2014 and 2013 were $13,830,210 and $22,508,958, respectively, which consisted of $5,621,443 and $5,286,986 in base management fees, $5,283,546 and $5,455,017 in interest and credit facility fees, $593,837 and $9,358,529 in incentive management fees, $574,964 and $479,871 in investment advisor expenses, $524,766 and $568,678 in amortization of debt issuance costs, $450,052 and $541,180 in professional fees, $194,500 and $194,500 in director fees $108,840 and $174,288 in administrative services, and $478,262 and $449,909 in other expenses, respectively. The decrease in expenses is primarily attributable to a decrease in incentive management fees.

Net investment income

Net investment income was $19,332,458 and $8,873,661 for the three months ended September 30, 2014 and 2013, respectively. The increase is primarily attributable to a decrease in incentive management fees.

Net realized gain or loss

Net realized gain of $450,229 for the three months ended September 30, 2014 was the result of net gains realized from the disposition of our investments. Net realized gain of $143,064 for the three months ended September 30, 2013 was the result of $1,076,925 in net gains realized from the disposition of our investments and $933,861 in net loss realized on foreign currency transactions.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2014, and 2013 the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized appreciation of $9,186,835 and an increase in net unrealized appreciation of $10,827,018, respectively. The increase in net unrealized appreciation for the three months ended September 30, 2014 was comprised of an increase in net unrealized appreciation on investments of $9,563,993, offset by an unrealized foreign currency translations loss of $377,158. The increase in net unrealized appreciation for the three months ended September 30, 2013 was comprised of an increase in net unrealized appreciation on investments of $10,702,670 and a net unrealized foreign currency translation gain of $124,348. The increase in net unrealized appreciation on investments for the three months ended September 30, 2014 was a result of the strong performance of our portfolio companies.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended September 30, 2014 and 2013 was an increase of $28,969,522 and $19,843,743, respectively. As compared to the prior period, the increase primarily reflects a decrease in incentive fees recorded for the three months ended September 30, 2014.

Results comparisons for the nine months ended September 30, 2014 and 2013.

Investment income

Investment income totaled $96,491,305 and $98,648,344, respectively, for the nine months ended September 30, 2014 and 2013, of which $54,432,756 and $58,812,458 were attributable to interest and fees on senior secured loans, $40,307,362 and $38,115,112 to interest earned on other debt securities and $1,747,029 and $1,713,489 to dividends from equity securities and $4,158 and $7,285 in interest earned on cash equivalents, respectively. The decrease in investment income for the nine months ended September 30, 2014 is primarily attributable to a decrease in interest income offset by an increase in fee income.

Expenses

Expenses for the nine months ended September 30, 2014 and 2013 were $49,633,327 and $55,590,751, respectively, which consisted of $17,892,011 and $15,826,168 in base management fees, $16,899,287 and $15,128,057 in interest and credit facility fees, $7,022,626 and $16,692,244 in incentive management fees, $1,684,238 and $1,520,714 in investment advisor expenses, $1,588,436 and $1,431,226 in amortization of debt issuance costs, $1,550,416, and $1,647,600 in professional fees, $531,000 and $474,000 in director fees, $395,967 and $607,429 in administrative services, and $2,069,346 and $2,263,313 in other expenses, respectively. The decrease in expenses is primarily attributable to a decrease in incentive management fees.

Net investment income

Net investment income was $46,857,978 and $43,057,593 for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily a result of a decrease in incentive management fees.

Net realized gain or loss

Net realized gain of $83,274,200 for the nine months ended September 30, 2014 was the result of net gains realized from the disposition of our investments. Net realized gain was attributable to gains relating to the sales of Arclin Cayman Holdings Inc. and ECI Holdco, Inc. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods. Net realized loss of $58,037,960 for the nine months ended September 30, 2013 was the result of $57,871,026 in net losses realized from the disposition of our investments and $166,934 in net loss realized on foreign currency transactions. Net realized loss of $57,871,026 was almost entirely attributable to losses relating to the restructuring of our investments in AGY Holding Corp., Bankruptcy Management Solutions, Inc. and Dial Global, Inc. et. al. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2014, the change in net unrealized appreciation was a decrease in net unrealized appreciation on investments of $46,969,354 and a net unrealized foreign currency translation loss of $409,733. The majority of the decrease in net unrealized appreciation for the nine months ended September 30, 2014 is attributable to reversals due to the recognition of realized gains associated with the sales of Arclin Cayman Holdings Inc. and ECI Holdco, Inc. offset by an increase in unrealized appreciation for investments held at September 30, 2014. The increase in net unrealized appreciation for the nine months ended September 30, 2013 was comprised of an increase in net unrealized appreciation on investments of $76,906,131 and a net unrealized foreign currency translation loss of $261,485. The increase was mainly attributable to the reversal of unrealized depreciation for transactions realized during the nine months ended September 30, 2013.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations for the nine months ended September 30, 2014 and 2013 was an increase of $82,753,091 and $61,664,279, respectively. As compared to the prior period, the increase primarily reflects an increase in net realized and unrealized gains for the nine months ended September 30, 2014.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
GAAP Basis:
Net Investment Income	$19,332,458	$8,873,661	$46,857,978	$43,057,593
Net Investment Income per share	0.26	0.12	0.63	0.58

Addback: GAAP incentive management fee expense based on Gains	593,837	9,358,529	7,022,626	14,774,276
Addback: GAAP incentive management fee expense based on Income	—	—	—	1,917,968
Pre-Incentive Fee[1]:
Net Investment Income	$19,926,295	$18,232,190	$53,880,604	$59,749,837
Net Investment Income per share	0.27	0.25	0.72	0.81
Less: Incremental incentive management fee expense based on Income	2,613,638	2,114,510	5,467,636	8,390,983

As Adjusted[2]:
Net Investment Income	$17,312,657	$16,117,680	$48,412,968	$51,358,854
Net Investment Income per share	0.23	0.22	0.65	0.69

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

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2014, we generated operating cash flows primarily from loan repayments, interest earned and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the nine months ended September 30, 2014 was $194,709,146. Our primary source of cash from operating activities during the period was net proceeds from repayments (net of purchases, including PIK of $296,058,702) of $201,766,897.

Net cash used in financing activities during the nine months ended September 30, 2014 was $170,731,533. Our primary use of cash from financing activities was $117,815,860 in net repayments under the Credit Facility and by $51,136,054 for dividend distributions made during the period.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2014 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$56.0	$—	$—	$56.0	$—
Term Loan	15.0	—	—	15.0	—
Senior Secured Notes	175.0	—	158.0	17.0	—
Convertible Notes	114.2	—	—	114.2	—
Interest and Credit Facility Fees Payable	3.6	3.6	—	—	—

(1)	At September 30, 2014, $349.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2014.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since September 2012.

Distributions Amount Per Share Outstanding	Record Date	Payment Date
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the nine months ended September 30, 2014 and 2013, distributions reinvested pursuant to our dividend reinvestment plan totaled $3,217,895 and $3,864,460, respectively.

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

Recent developments

On October 1, 2014, a U.K. based media company announced its intention to buy Advanstar Communications, Inc. with a targeted close of January 2015. Anticipated proceeds of $26.4 million on our combined preferred and LLC interests are expected to result in realized gains of approximately $14.4 million. As anticipated, this would further reduce our portfolio’s equity composition while generating additional proceeds to redeploy into income producing assets.

On October 31, 2014, we completed a transaction with Gordon Brothers Group to launch Gordon Brothers Finance Company (“GBFC”) which will be a majority owned portfolio company comprised of twenty-three loans at close. We invested approximately $94.6 million which consisted of $71.0 million of newly issued LIBOR + 11.0% (1.0% Floor) senior notes, $13.0 million of newly issued 13.5% coupon preferred stock, and $10.6 million of common equity.

On November 5, 2014, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on January 7, 2015 to stockholders of record at the close of business on December 24, 2014.

On November 5, 2014, BlackRock Advisors, LLC (“BlackRock Advisors”), a wholly-owned subsidiary of BlackRock, Inc. (“BlackRock”), and BlackRock Kelso Capital Advisors LLC (“BKCA”), the advisor to the Company, entered into a definitive agreement wherein BlackRock Advisors will acquire certain assets of BKCA (the “Transaction”). Contingent upon BlackRock Kelso Capital Corporation (“BKCC”) stockholder approval and subject to other closing conditions, BlackRock Advisors will enter into an investment management agreement with the Company and serve as BKCC’s investment manager following the completion of the Transaction.

BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Upon completion of the Transaction, James R. Maher and Michael B. Lazar will be stepping down from their roles with the Company. Mr. Maher, the Company’s Chairman and Chief Executive Officer, will remain on the Board of Directors and will become a senior advisor to BlackRock to assist in the transition of the business. Mr. Lazar, Chief Operating Officer of the Company has also agreed to serve as an advisor to BlackRock in transitioning the business, including portfolio responsibility and business operations. Mr. Lazar will step down from the Board at closing. Steve Sterling, Managing Director and head of BlackRock’s Global Capital Markets group, will assume the role of CEO of the Company at closing, subject to Board approval.

Completion of the Transaction is expected to occur in the first quarter of 2015 and remains subject to customary closing conditions.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2014, 55% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to nine months. At September 30, 2014, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 51%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2014 and 2013, we did not engage in any interest rate hedging activity.

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

BLACKROCK KELSO CAPITAL CORPORATION

Date: November 6, 2014	By:	/s/ James R. Maher
James R. Maher
Chief Executive Officer

Date: November 6, 2014	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer