Form 10-K
period 2014-12-31
BlackRock Kelso Capital CORP
filed 2015-03-05
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer  ☐                     Accelerated Filer  ☑                     Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2014 (the last business day of the Registrant’s most recently completed second quarter) was $615,698,996 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 74,672,320 shares of the Registrant’s common stock outstanding at March 5, 2015.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK KELSO CAPITAL CORPORATION

2014 FORM 10-K ANNUAL REPORT

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

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Since the commencement of our operations, the team of investment professionals of BlackRock Kelso Capital Advisors LLC (the “Advisor”, “BKCA”, “BlackRock Kelso Capital Advisors” or the “Existing Advisor”), including our senior management, has evaluated more than 3,100 investment opportunities and completed 168 investments, aggregating over $3.7 billion in capital provided to middle-market companies through December 31, 2014.

During the year ended December 31, 2014, we invested approximately $531.7 million across eighteen new and several existing portfolio companies. This compares to approximately $533.7 million across twenty one new and several existing portfolio companies for the year ended December 31, 2013. Sales, repayments and other exits of investment principal totaled $581.5 million during the year ended December 31, 2014, versus $442.6 million during the year ended December 31, 2013.

At December 31, 2014, our portfolio consisted 47 portfolio companies was invested 52% in senior secured loans, 21% in equity investments, 18% in unsecured or subordinated debt securities, 8% in senior secured notes, and 1% in cash and cash equivalents. This compares to our portfolio of 51 portfolio companies was invested 43% in senior secured loans, 22% in equity investments, 18% in senior secured notes, 16% in unsecured or subordinated debt securities and 1% in cash and cash equivalents at December 31, 2013. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $29.4 million at December 31, 2014. As compared to December 31, 2013 our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $26.0 million.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.7% at December 31, 2014 and 12.1% at December 31, 2013. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.3% and 12.9%, respectively, at December 31, 2014, versus 11.4% and 13.1%, at December 31, 2013. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.6% at December 31, 2014 and 12.0% at December 31, 2013. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.2% and 12.5%, respectively, at December 31, 2014, versus 11.4% and 13.0%, respectively, at December 31, 2013.

BlackRock Kelso Capital Advisors

Our investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is led by James R. Maher, Chairman and Chief Executive Officer of the Company and the Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Advisor. They are supported by the Advisor’s team of employees, including 15 investment professionals who have extensive experience in commercial and mezzanine lending, investment banking, accounting, corporate law and private equity investing. Additionally, the Advisor has an investment committee that includes Messrs. Maher and Lazar. Senior management as well as other key personnel of the Advisor have critical industry experience and relationships that we rely on to implement our business plan.

On November 5, 2014, BlackRock Advisors, LLC (“BlackRock Advisors”), a wholly owned indirect subsidiary of BlackRock, Inc. (“BlackRock”), and BlackRock Kelso Capital Advisors, entered into a definitive agreement wherein BlackRock Advisors will acquire certain assets of BKCA (the “Transaction”). On February 18, 2015, the stockholders approved a new investment advisory agreement between the BDC and BlackRock Advisors, including a new management and incentive fee structure. The fee structure will be effective on the second anniversary of the Transaction date. Based on the terms of the definitive agreement, BlackRock Advisors will enter into an investment management agreement with the Company and serve as BKCC’s investment manager following the completion of the Transaction.

BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Upon completion of the Transaction, James R. Maher and Michael B. Lazar will be stepping down from their roles with the Company. Mr. Maher, the Company’s Chairman and Chief Executive Officer (“CEO”), will remain on the Board of Directors (“Board”) and will become a senior advisor to BlackRock to assist in the transition of the business. Mr. Lazar, Chief Operating Officer of the Company, has also agreed to serve as an advisor to BlackRock in transitioning the business, including portfolio responsibility and business operations. Mr. Lazar will step down from the Board at closing. Steven Sterling, Managing Director and head of BlackRock’s Global Capital Markets group, will assume the role of CEO of the Company at closing, subject to Board approval.

In addition, as disclosed in the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on December 23, 2014 the Company proposed the following amendments to the exiting investment management agreement between the Company and the Advisor (such agreement, the “Existing Agreement”). The amendment will: (a) reduce the base management fee from 2.00% of the Company’s total assets to 1.75% of the Company’s total assets, excluding cash, and (b) change the structure of the incentive management fee based on the Company’s performance (the “Incentive Fee”) in a manner will (i) reduce the “hurdle rate” required for the Existing Advisor to earn, and be paid, the Incentive Fee, (ii) adjust the related “catch-up” provision, (iii) adjust the period over which the Incentive Fee on income is based, (iv) eliminate the off-set of any net unrealized capital depreciation during such period in respect of the Incentive Fee based on income and (v) introduce a deferral feature on the income portion of the Incentive Fee during periods when our total return does not equal or exceed the hurdle rate. The only change in the Incentive Fee on capital gains is the removal of the hurdle and associated catch-up provision with respect to such portion of the Incentive Fee. Please reference the complete Proxy Statement filed with the Securities and Exchange Commission on December 23, 2014 for further information on the fee structure.

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $3.7 billion across 168 portfolio companies through December 31, 2014. We have a portfolio yield at fair value of approximately 11.7% at December 31, 2014. In 2014, we invested approximately $531.7 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 3,100 potential investments and have a proven process through which it has invested in excess of $3.7 billion through December 31, 2014. The Advisor, identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

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

Our executive officers and directors and the employees of the Advisor serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds managed by our affiliates. We note that any affiliated investment vehicle currently formed or formed in the future and managed or to be managed in the future by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by the Advisor or its affiliates. However, the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the Securities and Exchange Commission (“SEC”) permitting us to do so. Neither BlackRock nor Kelso currently advise us. Additionally, Kelso does not participate in the activities of the Advisor. A subsidiary of BlackRock provides certain administrative services to us as of and for the year ended December 31, 2014.

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

At December 31, 2014, our portfolio consisted 47 portfolio companies was invested 52% in senior secured loans, 21% in equity investments, 18% in unsecured or subordinated debt securities, 8% in senior secured notes, and 1% in cash and cash equivalents.

The industry composition of our portfolio, at fair market value, at December 31, 2014 and 2013 was as follows:

	December 31,
Industry	2014	2013
Financial Services	14.2%	4.9%
Consumer Products	14.1	14.6
Energy	10.9	5.4
Healthcare	10.3	12.1
Chemicals	9.8	8.5
Personal and Other Services	8.0	17.1
Building and Real Estate	7.4	2.7
Manufacturing	6.8	8.3
Printing, Publishing and Media	5.8	5.6
Business Services	4.6	7.1
Defense	3.6	—
Retail	2.0	2.8
Distribution	0.8	1.6
Beverage, Food and Tobacco	0.7	3.5
Containers and Packaging	0.7	0.2
Electronics	0.3	5.6

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2014 was United States 96.8%, Canada 2.0% and the Cayman Islands 1.2%, and at December 31, 2013 was United States 93.1%, Canada 6.5% and the Cayman Islands 0.4%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.27 at December 31, 2014 and 1.14 at December 31, 2013. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Grade 1	$980,351,780	$1,054,695,245
Grade 2	242,173,859	159,112,129
Grade 3	11,074,000	2,912,000
Grade 4	23,548,349	572,675
Not Rated	568,750	680,415

Total investments	$1,257,716,738	$1,217,972,464

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

Investment management agreement

We have entered into a Management Agreement with the Advisor, under which the Advisor, subject to the overall supervision of the Board of Directors, manages our day-to-day operations, and provides us with investment advisory services. For providing these services, the Advisor currently receives a base management fee (the “Management Fee”) at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears.

The Management Agreement became effective on June 22, 2008 and its initial term expired on June 22, 2010. Since then, our Board of Directors has approved the agreement for successive one year terms with the most recently approved term scheduled to expire on June 22, 2015, or the completion of the transaction with BlackRock Advisors, as previously discussed, unless an additional one year term is approved by the Board of Directors.

For the years ended December 31, 2014, 2013 and 2012, the Advisor earned $23,641,231, $21,629,665 and $22,504,433, respectively, in base management fees under the Management Agreement.

Incentive Management Fee

The Management Agreement provides that the Advisor or its affiliates may currently be entitled to an incentive management fee (the “Incentive Fee”) under certain circumstances. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period, and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

The Advisor will be entitled to receive the Incentive Fee if our performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2014 and 2013 was determined by reference to the four quarter periods ended on December 31, 2014 and 2013, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

Quarterly Incentive Fee Based on Income. For each trailing four quarters’ period, the Company currently pays the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss) during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains during the period exceeds (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

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

For the years ended December 31, 2014, 2013 and 2012, the Advisor earned $9,972,822, $10,889,088 and $16,997,054 in Incentive Fees based on income, respectively.

Annual Incentive Fee Based on Capital Gains. The portion of the Incentive Fee based on capital gains is calculated and paid on an annual basis beginning on July 1, 2007, the first day of the calendar quarter in which the Public Market Event occurred and each annual period thereafter, ending on June 30 of the next calendar year. For each annual period, the Company currently pays the Advisor an Incentive Fee based on the amount by which (A) net realized capital gains, if any, to the extent they exceed gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

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

The capital gains fee due to the Advisor as calculated under the Management Agreement as described above was zero at December 31, 2014, December 31, 2013 and 2012. In accordance with GAAP, the hypothetical incentive fee for the years ended December 31, 2014, 2013 and 2012, resulted in a capital gains incentive fee of $17,533,209, $20,259,349 and $5,494,735, respectively.

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

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2014, 2013 and 2012, we incurred $2,168,611, $2,066,737 and $1,991,416, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. Reimbursements to the Advisor for the years ended December 31, 2014, 2013 and 2012, were $3,490,730, $2,808,014 and $3,107,677, respectively.

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

Duration and termination

The Management Agreement will continue in effect until June 22, 2015, or the completion of the transaction with BlackRock Advisors, as previously discussed, and if not sooner terminated, will continue in effect for successive periods of twelve months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the Management

Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Management Agreement will terminate automatically in the event of its assignment.

Organization of the Advisor

The Advisor is organized as a Delaware limited liability company. The Advisor is registered as an investment advisor with the SEC under the Advisers Act. Its principal executive offices are located at 40 East 52nd Street, New York, New York. James R. Maher and Michael B. Lazar, the managing members of the Advisor, are the control persons of the Advisor.

On November 5, 2014, BlackRock Advisors, a wholly owned indirect subsidiary of BlackRock, and BlackRock Kelso Capital Advisors, entered into a definitive agreement wherein BlackRock Advisors will acquire certain assets of BKCA. On February 18, 2015, the stockholders approved a new investment advisory agreement between the BDC and BlackRock Advisors, including a new management and incentive fee structure. The fee structure will be effective on the second anniversary of the Transaction date. Based on the terms of the definitive agreement, BlackRock Advisors will enter into an investment management agreement with the Company and serve as BKCC’s investment manager following the completion of the Transaction.

BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Upon completion of the Transaction, James R. Maher and Michael B. Lazar will be stepping down from their roles with the Company. Mr. Maher, the Company’s Chairman and Chief Executive Officer, will remain on the Board of Directors and will become a senior advisor to BlackRock to assist in the transition of the business. Mr. Lazar, Chief Operating Officer of the Company has also agreed to serve as an advisor to BlackRock in transitioning the business, including portfolio responsibility and business operations. Mr. Lazar will step down from the Board at closing. Steven Sterling, Managing Director and head of BlackRock’s Global Capital Markets group, will assume the role of CEO of the Company at closing, subject to Board approval.

In addition, as disclosed in the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on December 23, 2014 the Company proposed the following amendments to the Existing Agreement. The amendment will: (a) reduce the base management fee from 2.00% of the Company’s total assets to 1.75% of the Company’s total assets, excluding cash, and (b) change the structure of the Incentive Fee in a manner will (i) reduce the “hurdle rate” required for the Existing Advisor to earn, and be paid, the Incentive Fee, (ii) adjust the related “catch-up” provision, (iii) adjust the period over which the Incentive Fee on income is based, (iv) eliminate the off-set of any net unrealized capital depreciation during such period in respect of the Incentive Fee based on income and (v) introduce a deferral feature on the income portion of the Incentive Fee during periods when our total return does not equal or exceed the hurdle rate. The only change in the Incentive Fee on capital gains is the removal of the hurdle and associated catch-up provision with respect to such portion of the Incentive Fee. Please reference the complete Proxy Statement filed with the Securities and Exchange Commission on December 23, 2014 for further information on the fee structure.

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

For the years ended December 31, 2014, 2013 and 2012, we incurred $512,056, $574,895 and $322,013, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

Investing in our securities may be speculative and involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment in us.

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

The departure of our current Chief Executive Officer and Chief Operating Officer may adversely affect our ability to achieve our investment objective. Further, our new senior management subsequent to completion of the Transaction has no prior experience managing a BDC. BlackRock and BlackRock Advisors do not have experience managing BDCs.

Upon consummation of the Transaction, our former Chief Executive Officer, James R. Maher, and our former Chief Operating Officer, Michael B. Lazar, will step down from their respective positions with us. However, each has agreed to provide transition and consulting services to us following the completion of the Transaction. Mr. Maher has agreed to provide transition consulting services to us for up to one year following the closing of the Transaction and Mr. Lazar has agreed to provide transition consulting services to us for a period of up to three months. Messrs. Maher and Lazar were co-founders of the Company. The departure of Messrs. Maher and Lazar may adversely affect our ability to achieve our investment objective. Further, even though 14 professionals that managed our investment portfolio and operations for our prior investment adviser serve as employees of our Advisor, our new senior management has no prior experience managing a BDC. As a result, an investment in our securities may entail more risk than the securities of a comparable company with senior management that has a substantial operating history with BDCs. BlackRock and BlackRock Advisors also do not have experience managing BDCs.

We are dependent upon senior management personnel of our Advisor for our future success, and if our Advisor is unable to hire and retain qualified personnel or if our Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Upon consummation of the Transaction we will depend on the members of senior management of the Advisor, particularly Steven Sterling, a Managing Director of the Advisor, as well as James Keenan, a Managing Director of the Advisor, and other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. There also could be no assurance the Advisor would replicate its historical success. In addition, we can offer no assurance that BlackRock Advisors, LLC will remain our investment adviser or that BlackRock Financial Management, Inc. will remain our administrator.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effect of which may be adverse.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our common stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions to our stockholders.

Should the Transaction not be consummated our Advisor has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

Our Advisor has the right, under our investment management agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. While capital markets have improved, these conditions could deteriorate again and global financial markets could experience significant volatility. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future.

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

The downgrade of the U.S. credit rating and economic crisis in Europe could negatively impact our business, financial condition and earnings.

Although U.S. lawmakers passed legislation to raise the federal debt ceiling and Standard & Poor’s Ratings Services affirmed its ‘AA+’ long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program. It is unknown what effect, if any, the conclusion of this program will have on credit markets and the value of our investments. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms.

Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our Advisor with respect to the portion of the Incentive Fee based on income.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In addition to regulatory restrictions that restrict our ability to raise capital, our debt arrangements contain various covenants which, if not complied with, could accelerate repayment of our debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing our Credit Facility, Senior Secured Notes and the Term Loan require us to comply with certain financial and operational covenants. These covenants include:

•	restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•	restrictions on our ability to incur liens; and

•	maintenance of a minimum level of stockholders’ equity.

As of December 31, 2014, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2014.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2014, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures in March 2019, and any inability to renew, extend or replace our Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $405 million senior secured credit facility with a group of lenders, under which we had approximately $144.0 million of indebtedness outstanding at December 31, 2014. Availability under our Credit Facility was $261.0 million at December 31, 2014. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750 million. The Credit Facility has a stated

maturity date of March 27, 2019. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

On February 19, 2013 we closed on the Convertible Notes. The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15 million in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115 million in aggregate principal amount of the Convertible Notes have been sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, are approximately $111.3 million. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act pursuant to Rule 144A under the Securities Act.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. We currently have outstanding $175 million of Senior Secured Notes, $115 million of Convertible Notes and $15 million of Term Loan. Lenders under our Credit Facility, Senior Secured Notes and Convertible Senior Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility, Senior Secured Notes and the Term Loan.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2014, which represented borrowings equal to 34% of our total assets. On such date, we also had $1,302.1 million in total assets; an average cost of funds of 4.9%; $448.2 million in debt outstanding; and $782.0 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2014 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 4.9% by the $448.2 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2014 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-19.5%	-11.1%	-2.8%	5.5%	13.8%

(1)	The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in our existing and any future debt arrangements may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we could fail to qualify for tax treatment as a RIC, and we would be subject to corporate-level federal income tax. See “Material U.S. Federal Tax Matters.” We cannot assure you that you will receive distributions at a particular level or at all.

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

In accordance with U.S. generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax. See “Material U.S. Federal Tax Matters.”

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

•

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

•

PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also decreases the loan-to-value ratio at a compounding rate.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our current or future Advisor and its affiliates, officers and employees may have certain conflicts of interest.

The Advisor, its officers and employees and members of its investment committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

Our base management fee may induce our Advisor to incur leverage.

Our base management fee for the initial two years of our investment management agreement is calculated on the basis of our total assets and is calculated on the basis of total assets (excluding cash) thereafter, in each case including assets acquired with the proceeds of leverage. This may encourage the Advisor to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this conflict of interest.

Our incentive fee structure and the formula for calculating the incentive fee may incentivize our Advisor to pursue speculative investments.

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

We may not replicate the success of BlackRock Kelso Capital Advisors LLC.

As of the consummation of the Transaction we will no longer be managed by Blackrock Kelso Capital Advisors LLC. We can provide no assurance that we will replicate our historical performance when we were managed by BlackRock Kelso Capital Advisors LLC and our investment returns may be substantially lower than our returns when we were managed by BlackRock Kelso Capital Advisors LLC. Accordingly, we can offer no assurance that the Advisor will be able to implement our investment objective with the same degree of success as BlackRock Kelso Capital Advisors LLC had in the past or that shares of our common stock will trade at or above the current level.

We are not managed by BlackRock, but rather one of its subsidiaries and may not replicate the success of that entity.

Our performance may be lower or higher than the performance of other entities managed by BlackRock or its affiliates and their past performance is no guarantee of our future result.

We may not replicate the success of BlackRock.

Our investment strategies differ from those of BlackRock or its affiliates. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock. Our performance may be lower or higher than the performance of other entities managed by BlackRock or its affiliates and their past performance is no guarantee of our future results.

We may not replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated.

The 1940 Act imposes numerous constraints on the investment activities of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of U.S. private companies or thinly traded public companies (public companies with a market capitalization of less than $250 million), cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. These constraints may hinder our Advisor’s ability to take advantage of attractive investment opportunities and to achieve our investment objectives. In addition, the investment philosophy and techniques used by our Advisor may differ from those used by other investment companies and funds advised by our Advisor. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated, and we caution that our investment returns could be substantially lower than the returns achieved by such other companies.

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

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distributions rate, which could reduce the value of our common stock.

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

We and the Advisor may be a party to legal proceedings in connection with our investments in our portfolio companies.

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements. We have been named as a defendant, together with BlackRock Kelso Capital Advisors LLC, our current investment adviser, and certain other defendants, in two wrongful death and personal injury actions filed in West Virginia at the facilities of one of our portfolio companies. We and BlackRock Kelso Capital Advisors LLC have filed motions to dismiss both cases. The litigations are in the early stages and it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

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

Cyclicality within the energy sector may adversely affect some of our portfolio companies.

Industries within the energy sector are cyclical with fluctuations in commodity prices and demand for, and production of commodities driven by a variety of factors. The highly cyclical nature of the industries within the energy sector may lead to volatile changes in commodity prices, which may adversely affect the earnings of energy companies in which we may invest and the performance and valuation of our portfolio.

The lack of liquidity in our investments may adversely affect our business.

We make investments in private companies. A portion of these investments may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or the Advisor has or could be deemed to have material non-public information regarding such business entity.

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

Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.

We obtained approval at our 2014 Special Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2014 Special Meeting, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

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

We currently qualify as a RIC under the Code and intend to continue to qualify each year as a RIC. As a RIC we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain distribution requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Material U.S. Federal Tax Matters.”

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

Risks Relating to Our Common Stock

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2014 Special Meeting of Stockholders, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of our common stock than if we had not issued preferred stock. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price of our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher incentive fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the 200% asset coverage test.

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

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of net asset value per share (“NAV”), and quarterly distributions per share for the years ended December 31, 2014 and 2013.

		Closing Sales Price
	NAV(1)	High	Low	Quarter End Price	Premium/ Discount of High Sales Price to NAV(2)	Premium/ Discount of Low Sales Price to NAV(2)	Quarter End Price to NAV(3)	Declared Distributions
Year Ended December 31, 2014
First Quarter	$9.59	$9.64	$9.11	$9.17	1%	(5)%	(4)%	$0.26
Second Quarter	$9.79	$9.29	$8.39	$9.11	(5)%	(14)%	(7)%	$0.21
Third Quarter	$9.97	$9.35	$8.54	$8.54	(6)%	(14)%	(14)%	$0.21
Fourth Quarter	$10.49	$8.99	$8.00	$8.20	(14)%	(24)%	(22)%	$0.21
Year Ended December 31, 2013
First Quarter	$9.47	$10.69	$9.87	$10.00	13%	4%	6%	$0.26
Second Quarter	$9.37	$10.21	$9.15	$9.36	9%	(2)%	0%	$0.26
Third Quarter	$9.38	$10.30	$9.48	$9.48	10%	1%	1%	$0.26
Fourth Quarter	$9.54	$9.89	$9.17	$9.33	4%	(4)%	(2)%	$0.26

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of relevant quarter.
(2)	The High/Low Closing Sales Price is calculated as of the close of trading on the NASDAQ on a given day in the applicable quarter and the premium/discount of the High/Low Sales Price to NAV is calculated as a percentage of NAV.
(3)	Calculated as quarter end price divided by NAV.

Holders

At March 5, 2015, there were approximately 292 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

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

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2014, 2013 and 2012.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2014, 2013 and 2012, distributions reinvested pursuant to our dividend reinvestment plan totaled $4,143,503, $5,288,757 and $5,591,912, respectively.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Index for the period December 31, 2009 through December 31, 2014. The graph assumes that, on December 31, 2009, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2014 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$134,418	$131,626	$147,291	$131,503	$105,871
Total Expenses	84,046	83,988	73,629	58,624	46,020
Net Investment Income	50,372	47,638	73,662	72,879	59,851
Net Realized and Unrealized Gain (Loss)	86,868	45,351	(16,310)	4,042	11,699
Net Increase (Decrease) in Net Assets Resulting from Operations	137,240	92,989	57,351	76,921	71,550
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$10.49	$9.54	$9.31	$9.58	$9.62
Market Price at Year End	8.20	9.33	10.06	8.16	11.06
Net Investment Income	0.68	0.64	1.00	1.00	0.96
Net Realized and Unrealized Gain (Loss)	1.16	0.61	(0.22)	0.05	0.18
Net Increase (Decrease) in Net Assets Resulting from Operations	1.84	1.25	0.78	1.05	1.14
Distributions Declared	0.89	1.04	1.04	1.10	1.28
Consolidated Balance Sheet Data at Year End:
Total Assets	$1,302,056	$1,281,647	$1,090,018	$1,091,175	$915,608
Borrowings Outstanding	448,228	477,981	346,850	343,000	170,000
Total Net Assets	781,959	709,704	687,380	701,009	698,480
Other Data:
Total Return(1)	(2.18)%	3.6%	38.0%	(16.0)%	48.4%
Number of Portfolio Companies at Year End	47	51	47	54	50
Value of Investments at Year End	$1,257,717	$1,217,972	$1,061,598	$1,048,952	$880,086
Yield on Investments at Year End(2)	11.6%	12.0%	12.2%	11.9%	10.9%

Figures may not total due to rounding

(1)	For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(2)	Yield on investments at year end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at year end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial and operating highlights

At December 31, 2014:

Investment Portfolio: $1,268.0 million

Net Assets: $782.0 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and Senior Secured Notes): $448.2 million

Net Asset Value per share: $10.49

Net Asset Value per share (excluding all incentive management fees): $10.99

Portfolio Activity for the Year Ended December 31, 2014:

Cost of investments during period, including PIK: $531.7 million

Sales, repayments and other exits during period: $581.5 million

Number of portfolio companies at end of period: 47

Operating Results for the Year Ended December 31, 2014:

Net investment income per share: $0.68

Distributions declared per share: $0.89

Earnings per share: $1.84

Net investment income: $50.4 million

Net realized and unrealized gains: $86.9 million

Net increase in net assets from operations: $137.2 million

Net investment income per share, as adjusted1: $0.91

Earnings per share, as adjusted1: $2.08

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

Portfolio and investment activity

During the year ended December 31, 2014, we invested approximately $531.7 million of gross assets. The new investments consisted primarily of senior loans secured by first liens ($214.2 million, or 40.3% of the total) or second liens ($149.2 million, or 28.1%), senior secured notes ($20.8 million, or 3.9%) and unsecured or subordinated debt securities and equity securities ($147.5 million or 27.7%). Additionally, we received proceeds from sales, repayments and other exits of investment principal of approximately $581.5 million during the year ended December 31, 2014.

At December 31, 2014, our portfolio of $1,268.0 million (at fair value) consisted 47 portfolio companies was invested 52% in senior secured loans, 21% in equity investments, 18% in unsecured or subordinated debt securities, 8% in senior secured notes, and 1% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $29.4 million at December 31, 2014. Our largest portfolio company investment by value was approximately $71.0 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2014. At December 31, 2013, our portfolio of $1,236.4 million (at fair value) consisted 51 portfolio companies was invested 43% in senior secured loans, 22% in equity investments, 18% in senior secured notes, 16% in unsecured or subordinated debt securities and 1% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $26.0 million at December 31, 2013. Our largest portfolio company investment by value was approximately $68.6 million and our five largest portfolio company investments by value comprised approximately 22% of our portfolio at December 31, 2013.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.7% at December 31, 2014 and 12.1% at December 31, 2013. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.3% and 12.9%, respectively, at December 31, 2014, versus 11.4% and 13.1%, at December 31, 2013. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.6% at December 31, 2014 and 12.0% at December 31, 2013. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.2% and 12.5%, respectively, at December 31, 2014, versus 11.4% and 13.0%, respectively, at December 31, 2013.

At December 31, 2014, 68% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 32% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 62% at December 31, 2014. At December 31, 2013, 48% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 52% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 45% at December 31, 2013.

Results of operations

Results comparisons are for the years ended December 31, 2014, 2013 and 2012.

Investment income

Investment income totaled $134,417,599, $131,625,833 and $147,290,596, respectively, for the years ended December 31, 2014, 2013 and 2012, of which $77,233,860, $76,753,443 and $91,319,290 were attributable to interest and fees on senior secured loans, $53,299,895, $51,583,554 and $52,725,965 to interest and fees earned on other debt securities, $2,756,466, $2,663,409 and $3,236,501 to dividends from equity securities, $6,752, $8,586 and $8,840 to interest earned on short-term investments and cash equivalents, and $1,120,626, $616,841 and zero to other income, respectively. The increase in investment income compared to the prior year reflects an increase in interest income due to higher average investments during the period.

Expenses

Total expenses for the years ended December 31, 2014, 2013 and 2012 were $84,045,893, $83,987,758 and $73,629,064, respectively, which consisted of $27,506,031, $31,148,437 and $22,491,789 in incentive management fees, $23,641,231, $21,629,665 and $22,504,433 in base management fees, $22,473,774, $20,913,520 and $19,606,951 interest and credit facility fees related to our debt, $2,220,665, $2,213,638 and $1,229,009 in professional fees, $2,168,611, $2,066,737 and $1,991,416 in investment advisor expenses, $2,113,201, $1,985,234 and $2,524,915 in amortization of debt issuance costs, $516,717, $775,643 and $528,559 in administrative services, $725,500, $653,807 and $467,563 in director fees, and $2,680,163, $2,601,077 and $2,284,429 in other expenses, respectively.

Incentive management fees for the years ended December 31, 2014, 2013 and 2012 were $27,506,031, $31,148,437 and $22,491,789, respectively. With respect to incentive management fees based on income, $9,972,822, $10,889,088 and $16,997,054 was earned for the years ended December 31, 2014, 2013 and 2012, respectively. In accordance with GAAP, a hypothetical liquidation is calculated for incentive fees based on gains. It should be noted, however, that a fee so calculated and accrued is not due and payable, if at all, until the end of each measurement period, or every June 30. Amounts accrued for the years ended December 31, 2014, 2013 and 2012 were $17,533,209, $20,259,349 and $5,494,735, respectively.

Net investment income

Net investment income was $50,371,706, $47,638,075 and $73,661,532 respectively, for the years ended December 31, 2014, 2013 and 2012. The increase in net investment income compared to the prior year is a result of an increase in fee income earned during the year ended December 31, 2014.

Net realized gain or loss

Net realized gain of $97,080,348 for the year ended December 31, 2014 was the result of net gains realized from the disposition of our investments. Net realized gain on investments resulted primarily from the sale of common stock and warrants in Arclin Cayman Holdings Ltd., the sale of common stock of ECI Holdco, Inc. and the sale of equity interests in Advanstar Global LLC. Net realized loss of $64,363,418 for the year ended December 31, 2013 was the result of $64,196,484 in net losses realized from the disposition or restructuring of our investments and $166,934 in net loss realized on foreign currency transactions. Net realized loss on investments resulted primarily from the restructurings of Bankruptcy Management Solutions, Inc., AGY Holding Corp. and Dial Global Inc. Net realized loss of $89,118,419 for the year ended December 31, 2012 was the result of $87,932,990 in net losses realized from the disposition or restructuring of our investments and $1,185,429 in net loss realized on foreign currency transactions. Net realized loss on investments resulted primarily from the disposition of our debt and equity investments in Big Dumpster Acquisition, Inc. et al, American SportWorks LLC et al, and the restructuring of our equity investment in WBS Group Holdings, LLC. Excluding the realization of the tax provision, nearly the entire net realized loss on investments represents amounts that had been reflected in net unrealized depreciation on investments in prior periods. Foreign currency losses mainly represent net losses on forward currency contracts used to mitigate the impact that changes in foreign exchange rates would have on our investments denominated in foreign currencies.

Net unrealized appreciation or depreciation

For the year ended December 31, 2014, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $10,212,018. For the years ended December 31, 2013 and 2012, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $109,714,146 and $72,808,120, respectively. The decrease in net unrealized appreciation for the year ended December 31, 2014 was comprised of a decrease in net unrealized appreciation on investments of $9,530,823 and a net foreign currency translation loss of $681,195. The change was mainly a result of reversals of previously recorded appreciation due to the sale of investments realized during the period. The increase in net unrealized appreciation for the year ended December 31, 2013 was comprised of an increase in net unrealized appreciation on investments of $110,244,945 and a net foreign currency translation loss of $530,799. The change was mainly a result of increases in the valuation of the investment portfolio as well as the reversal of previously reported accumulated unrealized depreciation realized during the period. The increase in net unrealized appreciation for the year ended December 31, 2012 was comprised of an increase in net unrealized appreciation on investments of $71,335,341 and a net foreign currency translation gain of $1,472,779. The change was mainly a result of the reversal of previously reported accumulated unrealized depreciation realized during the period.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations was $137,240,036, $92,988,803 and $57,351,233 for the years ended December 31, 2014, 2013 and 2012, respectively. The change primarily reflects the increase in net realized and unrealized gains and an increase in net investment income, for the year ended December 31, 2014.

Financial condition, liquidity and capital resources

During the year ended December 31, 2014, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities for the year ended December 31, 2014 was $90,280,080. Our primary source of cash from operating activities during the period consisted of a net increase in net assets from operations of $137,240,036 and net proceeds from repayments (net of purchases, including PIK of $4,765,115) of $49,843,182.

Net cash used in financing activities for the year ended December 31, 2014 was $98,428,690. Our primary use of cash for financing activities was $29,753,806 of repayments net of borrowings under the Credit Facility and distributions of $65,867,576.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2014 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$144.0	$—	$—	$144.0	$—
Term Loan	15.0	—	—	15.0	—
Senior Secured Notes	175.0	—	158.0	17.0	—
Convertible Notes	114.2	—	—	114.2	—
Interest and Credit Facility Fees Payable	8.2	8.2	—	—	—

(1)	At December 31, 2014, $261.0 million remained unused under our Credit Facility.

Off-balance sheet financing

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2014, 2013 or 2012.

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

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2014, 2013 and 2012.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2014, 2013 and 2012, distributions reinvested pursuant to our dividend reinvestment plan totaled $4,143,503, $5,288,757 and $5,591,912, respectively.

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

Recent developments

On November 5, 2014, BlackRock Advisors, a wholly owned indirect subsidiary of BlackRock, and BlackRock Kelso Capital Advisors, entered into a definitive agreement wherein BlackRock Advisors will acquire certain assets of BKCA. On February 18, 2015, the stockholders approved a new investment advisory agreement between the BDC and BlackRock Advisors, including a new management and incentive fee structure. The fee structure will be effective on the second anniversary of the Transaction date. Based on the terms of the definitive agreement, BlackRock Advisors will enter into an investment management agreement with the Company and serve as BKCC’s investment manager following the completion of the Transaction.

BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Upon completion of the Transaction, James R. Maher and Michael B. Lazar will be stepping down from their roles with the Company. Mr. Maher, the Company’s Chairman and Chief Executive Officer, will remain on the Board of Directors and will become a senior advisor to BlackRock to assist in the transition of the business. Mr. Lazar, Chief Operating Officer of the Company has also agreed to serve as an advisor to BlackRock in transitioning the business, including portfolio responsibility and business operations. Mr. Lazar will step down from the Board at closing. Steven Sterling, Managing Director and head of BlackRock’s Global Capital Markets group, will assume the role of CEO of the Company at closing, subject to Board approval.

In addition, as disclosed in the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on December 23, 2014 the Company proposed the following amendments to the Existing Agreement. The amendment will: (a) reduce the base management fee from 2.00% of the Company’s total assets to 1.75% of the Company’s total assets, excluding cash, and (b) change the structure of the Incentive Fee in a manner will (i) reduce the “hurdle rate” required for the Existing Advisor to earn, and be paid, the Incentive Fee, (ii) adjust the related “catch-up” provision, (iii) adjust the period over which the Incentive Fee on income is based, (iv) eliminate the off-set of any net unrealized capital depreciation during such period in respect of the Incentive Fee based on income and (v) introduce a deferral feature on the income portion of the Incentive Fee during periods when our total return does not equal or exceed the hurdle rate. The only change in the Incentive Fee on capital gains is the removal of the hurdle and associated catch-up provision with respect to such portion of the Incentive Fee. Please reference the complete Proxy Statement filed with the Securities and Exchange Commission on December 23, 2014 for further information on the fee structure.

Completion of the Transaction is expected to occur in the first quarter of 2015 and remains subject to customary closing conditions.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2014, 68% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2014, the percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 62%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may mitigate our exposure to adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2014, 2013 and 2012, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2014, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The Company’s internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the internal control over financial reporting of BlackRock Kelso Capital Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year then ended of the Company and our report dated March 5, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 5, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2015 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

(2)	Consolidated Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(3)	Exhibits—Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Kelso Capital Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

10.1	Investment Management Agreement between the Registrant and BlackRock Kelso Capital Advisors LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 as amended and restated as of March 27, 2014 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (8)

10.10	Note Purchase Agreement, dated as of January 18, 2011, among the Registrant and the purchasers party thereto (9)

10.11	Indenture dated February 19, 2013 relating to the 5.50% Convertible Senior Notes due 2018 (7)

10.12	Form of Global Note 5.50% Convertible Senior Note due 2018 (included as part of exhibit 4.2) (7)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (10)

Number	Description

14.2	Code of Ethics and Business Conduct of the Registrant (11)

14.3	Code of Ethics of the Advisor (5)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of June 7, 2010.
(3)	Filed with the Registrant’s Form 8-K dated as of November 9, 2009.
(4)	Previously filed with the Registrant’s Registration Statement on Form N-2 (Commission File No. 333-141090), as amended, originally filed on March 6, 2007.
(5)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of February 19, 2013.
(8)	Previously filed with the Registrant’s Form 8-K dated as of March 27, 2014.
(9)	Previously filed with the Registrant’s Form 8-K dated as of January 18, 2011.
(10)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Kelso Capital Corporation:

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Kelso Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014 and the consolidated financial highlights for each of the five years in the period then ended. These consolidated financial statements and consolidated financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2014 and 2013, by correspondence with the custodian, loan agents or borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of BlackRock Kelso Capital Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2014 and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 5, 2015

BlackRock Kelso Capital Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2014	December 31, 2013
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $813,962,545 and $854,947,802)	$832,237,704	$881,305,181
Non-controlled, affiliated investments (cost of $91,936,084 and $75,514,208)	211,155,607	134,096,291
Controlled investments (cost of $228,402,329 and $154,038,211)	214,323,427	202,570,992

Total investments at fair value (cost of $1,134,300,958 and $1,084,500,221)	1,257,716,738	1,217,972,464
Cash and cash equivalents	10,326,174	18,474,784
Receivable for investments sold	10,360,202	22,756,286
Interest receivable	13,419,032	11,033,061
Prepaid expenses and other assets	10,233,677	11,410,320

Total Assets	$1,302,055,823	$1,281,646,915

Liabilities
Payable for investments purchased	$—	$21,000,000
Debt	448,227,689	477,981,494
Interest payable	7,918,429	7,896,016
Distributions payable	15,655,007	19,344,682
Base management fees payable	5,749,219	5,803,497
Incentive management fees payable	37,507,592	34,725,204
Accrued administrative services	241,500	270,000
Other accrued expenses and payables	4,797,219	4,921,681

Total Liabilities	520,096,655	571,942,574

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 76,306,237 and 75,827,692 issued and 74,547,622 and 74,402,185 outstanding	76,306	75,828
Paid-in capital in excess of par	879,959,915	894,649,992
Distributions in excess of taxable net investment income	(15,675,925)	(19,373,748)
Accumulated net realized loss	(190,427,433)	(286,693,363)
Net unrealized appreciation (depreciation)	120,310,290	130,522,308
Treasury stock at cost, 1,758,615 and 1,425,507 shares held	(12,283,985)	(9,476,676)

Total Net Assets	781,959,168	709,704,341

Total Liabilities and Net Assets	$1,302,055,823	$1,281,646,915

Net Asset Value Per Share	$10.49	$9.54

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Operations

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$92,181,667	$96,289,228	$108,797,089
Non-controlled, affiliated investments	5,089,397	7,030,676	4,965,190
Controlled investments	13,293,622	10,619,305	9,567,654

Total interest income	110,564,686	113,939,209	123,329,933

Fee income:
Non-controlled, non-affiliated investments	17,877,746	12,284,535	19,794,762
Non-controlled, affiliated investments	—	—	735,708
Controlled investments	3,218,701	2,738,680	193,692

Total fee income	21,096,447	15,023,215	20,724,162

Dividend income:
Non-controlled, non-affiliated investments	224,814	1,662,145	736,501
Non-controlled, affiliated investments	2,229,738	1,001,264	2,500,000
Controlled investments	301,914	—	—

Total dividend income	2,756,466	2,663,409	3,236,501

Total investment income	134,417,599	131,625,833	147,290,596

Expenses:
Incentive management fees	27,506,031	31,148,437	22,491,789
Base management fees	23,641,231	21,629,665	22,504,433
Interest and credit facility fees	22,473,774	20,913,520	19,606,951
Professional fees	2,220,665	2,213,638	1,229,009
Investment advisor expenses	2,168,611	2,066,737	1,991,416
Amortization of debt issuance costs	2,113,201	1,985,234	2,524,915
Director fees	725,500	653,807	467,563
Administrative services	516,717	775,643	528,559
Other	2,680,163	2,601,077	2,284,429

Total expenses	84,045,893	83,987,758	73,629,064

Net Investment Income	50,371,706	47,638,075	73,661,532

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	34,440,557	(32,307,657)	(75,336,460)
Non-controlled, affiliated investments	14,509,924	21	2,223,371
Controlled investments	48,129,867	(31,888,848)	(14,819,901)
Foreign currency	—	(166,934)	(1,185,429)

Net realized gain (loss)	97,080,348	(64,363,418)	(89,118,419)

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	(7,556,580)	35,861,087	72,727,614
Non-controlled, affiliated investments	60,637,440	41,815,585	9,580,694
Controlled investments	(62,611,683)	32,568,273	(10,972,967)
Foreign currency translation	(681,195)	(530,799)	1,472,779

Net change in unrealized appreciation (depreciation)	(10,212,018)	109,714,146	72,808,120

Net realized and unrealized gain (loss)	86,868,330	45,350,728	(16,310,299)

Net Increase in Net Assets Resulting from Operations	$137,240,036	$92,988,803	$57,351,233

Net Investment Income Per Share—basic	$0.68	$0.64	$1.00

Earnings Per Share—basic	$1.84	$1.25	$0.78

Average Shares Outstanding—basic	74,539,159	74,174,560	73,623,983

Net Investment Income Per Share—diluted	$0.67	$0.64	$1.00

Earnings Per Share—diluted	$1.70	$1.19	$0.78

Average Shares Outstanding—diluted	84,435,886	82,715,571	73,623,983

Distributions Declared Per Share	$0.89	$1.04	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Changes in Net Assets

	December 31, 2014	December 31, 2013	December 31, 2012
Net Increase in Net Assets Resulting from Operations:
Net investment income	$50,371,706	$47,638,075	$73,661,532
Net realized gain (loss)	97,080,348	(64,363,418)	(89,118,419)
Net change in unrealized appreciation (depreciation)	(10,212,018)	109,714,146	72,808,120

Net increase in net assets resulting from operations	137,240,036	92,988,803	57,351,233

Distributions to Stockholders from:
Net investment income	(47,252,222)	(44,542,806)	(5,434,267)
Tax return of capital	(19,069,182)	(32,599,852)	(71,138,035)

Total distributions	(66,321,404)	(77,142,658)	(76,572,302)

Capital Share Transactions:
Equity component of convertible debt	—	1,189,747	—
Reinvestment of distributions	4,143,503	5,288,757	5,591,912
Purchases of treasury stock	(2,807,308)	—	—

Net increase in net assets resulting from capital share transactions	1,336,195	6,478,504	5,591,912

Total Increase (Decrease) in Net Assets	72,254,827	22,324,649	(13,629,157)
Net assets at beginning of year	709,704,341	687,379,692	701,008,849

Net assets at end of year	$781,959,168	$709,704,341	$687,379,692

Capital Share Activity:
Shares issued from reinvestment of distributions	478,545	569,804	621,797
Purchases of treasury stock	(333,108)	—	—

Net increase in shares outstanding	145,437	569,804	621,797

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Statements of Cash Flows

	December 31, 2014	December 31, 2013	December 31, 2012
Operating Activities:
Net increase in net assets resulting from operations	$137,240,036	$92,988,803	$57,351,233
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(4,765,115)	(10,206,849)	(5,584,869)
Net amortization on investments	(3,244,765)	(13,975,663)	(16,258,453)
Amortization of debt issuance costs	2,113,201	1,985,234	2,524,915
Net change in unrealized on investments	9,530,823	(110,244,945)	(71,335,341)
Net change in unrealized on foreign currency translation	681,195	530,799	(1,472,779)
Net realized (gain) loss on investments	(97,080,348)	57,666,741	87,932,990
Net realized (gain) loss on foreign currency	—	166,934	1,185,429
Changes in operating assets:
Purchase of investments	(526,928,302)	(523,528,274)	(311,512,999)
Purchase of foreign currency contracts—net	—	(59,002)	(1,188,704)
Proceeds from disposition of investments	581,536,599	442,623,803	314,755,655
Change in receivable for investments sold	12,396,084	(22,251,290)	2,229,709
Change in interest receivable	(2,385,971)	3,015,187	2,426,623
Change in dividends receivable	—	—	(317,146)
Change in prepaid expenses and other assets	(936,558)	(2,401,121)	(159,925)
Changes in operating liabilities:
Change in payable for investments purchased	(21,000,000)	20,559,757	18,646
Change in interest payable	22,413	2,618,884	(315,052)
Change in management fees payable	(54,278)	176,604	333,138
Change in incentive management fees payable	2,782,388	14,447,274	8,399,771
Change in accrued administrative services	(28,500)	(7,000)	132,375
Change in other accrued expenses and payables	401,178	1,250,069	(827,904)

Net cash provided by (used in) operating activities	90,280,080	(44,644,055)	68,317,312

Financing Activities:
Distributions paid in cash	(65,867,576)	(71,705,637)	(70,824,560)
Proceeds from debt	628,246,194	503,902,891	311,400,000
Repayments of debt	(658,000,000)	(371,581,650)	(307,550,000)
Deferred debt issuance costs	—	(6,618,906)	—
Purchase of treasury stock	(2,807,308)	—	—

Net cash provided by (used in) financing activities	(98,428,690)	53,996,698	(66,974,560)

Effect of exchange rate changes on cash	—	—	396

Net increase (decrease) in cash	(8,148,610)	9,352,643	1,343,148
Cash and cash equivalents, beginning of period	18,474,784	9,122,141	7,778,993

Cash and cash equivalents, end of period	$10,326,174	$18,474,784	$9,122,141

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$21,108,094	$16,968,352	$18,995,668
Taxes	$228,506	$472,233	$1,866,468
Distributions reinvested	$4,143,503	$5,288,757	$5,591,912

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—13.0%
Advanced Lighting Technologies, Inc., First Lien(j)	Lighting	10.50%	6/1/19	$20,000,000	$19,661,100	$16,000,000
AGY Holding Corp., Second Lien(e)(j)	Glass Yarns/ Fibers	11.00%	12/15/16	21,762,500	20,262,404	20,021,500
American Piping Products, Inc., Second Lien(j)	Distribution	12.88%	11/15/17	10,000,000	9,878,458	10,200,000
BPA Laboratories Inc., First Lien(j)	Healthcare Services	12.25%	4/1/17	35,078,000	34,506,945	35,078,000
New Gulf Resources, LLC, First Lien(j)	Energy	11.75%	5/15/19	21,000,000	20,830,917	20,160,000

Total Senior Secured Notes					105,139,824	101,459,500

Unsecured Debt—22.3%
Gordon Brothers Finance Company(g)(o)(q)	Specialty Finance	12.00%	10/31/21	71,032,057	71,032,057	71,032,057
Higginbotham Insurance Holdings, Inc.(o)	Insurance	9.75%	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(p)	Materials	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(g)(h)(k)(p)	Discount Stores	18.00%	7/11/17	6,546,107	6,451,954	3,273,054
SVP Worldwide Ltd.(h)(k)(p)	Consumer Products	14.00%	6/27/18	44,619,592	44,619,592	43,504,102

Total Unsecured Debt					178,853,603	174,559,213

Subordinated Debt—6.4%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	12.00%	9/30/15	3,000,000	3,000,000	3,000,000
Automobile Protection Corporation—APCO(o)	Insurance	9.76%	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(j)(p)	Energy	12.00%	11/15/19	4,248,000	3,766,802	2,124,000
The Pay-O-Matic Corp.(p)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					52,166,802	50,524,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—85.1%(f)
Accriva Diagnostics, Inc., First Lien	Healthcare	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(e)	Glass Yarns/Fibers	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
AL Solutions, Inc., Term Loan B, Second Lien(p)	Metals	5.00%	12/31/19	74,702	—	—
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(g)(o)	Financial Services	4.50%	6/27/17	1,933,852	1,864,788	1,875,837
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(g)(o)	Financial Services	7.00%	6/27/18	11,857,195	10,297,730	10,197,193
GSE Environmental, Inc., First Lien(o)	Manufacturing	11.00%	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien(o)	Defense	11.00%	2/5/20	45,000,000	45,000,000	45,000,000
JLL Pioneer Inc., Second Lien(o)	Building Products	9.50%	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P. First Lien(o)	Chemicals	10.00%	8/19/19	19,750,000	19,446,168	19,750,000
Learfield Communications, Inc., Second Lien(o)	Media and Entertainment	8.75%	10/9/21	3,000,000	2,977,889	2,977,889
MD America Energy, LLC, First Lien(o)	Energy	9.50%	8/4/19	20,000,000	19,078,302	19,600,000
MediMedia USA, Inc., First Lien(o)	Information Services	8.00%	11/20/18	14,825,358	14,616,580	14,825,358
MediMedia USA, Inc., Second Lien(o)	Information Services	12.25%	11/20/19	60,000,000	58,643,192	58,200,000
Novolex Holdings, Inc., Second Lien(o)	Manufacturing	9.75%	6/5/22	5,000,000	4,875,369	4,875,369
Oxford Mining Company, LLC, First Lien(o)(p)	Energy	12.25%	12/31/18	14,830,508	14,830,508	14,830,508
Pre-Paid Legal Services, Inc., Second Lien(o)	Legal Services	9.75%	7/1/20	25,000,000	24,704,338	25,000,000
Quality Home Brands Holdings LLC, Second Lien(o)	Materials	11.75%	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Discount Stores	16.00%	1/11/17	21,800,000	21,800,000	21,800,000
Road Infrastructure Investment, LLC, Second Lien(o)	Manufacturing	7.75%	9/30/21	9,000,000	8,266,249	8,266,249
Royal Adhesives and Sealants, LLC, Second Lien(o)	Chemicals	9.75%	1/31/19	6,000,000	5,911,071	6,047,498
Shoreline Energy LLC, Second Lien(o)	Energy	10.25%	3/30/19	28,750,000	28,082,037	27,168,749
SOURCEHOV, LLC, First Lien(o)	Business Services	7.75%	10/31/19	5,000,000	4,854,264	4,854,264
SOURCEHOV, LLC, Second Lien(o)	Business Services	11.50%	4/30/20	5,000,000	4,802,376	4,802,376
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,500,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
U.S. Well Services, LLC, First Lien(o)	Energy	12.00%	5/2/19	$43,395,839	$43,395,839	$43,395,839
United Subcontractors, Inc., First Lien(e)(o)(p)	Building and Construction	4.26%	6/30/15	6,349,276	6,295,586	6,349,276
Vertellus Specialties Inc., First Lien(o)	Specialty Chemicals	10.50%	10/31/19	54,862,500	54,862,500	54,862,500
Water Pik, Inc., Second Lien(o)	Consumer Products	9.75%	1/8/21	22,868,421	22,195,683	22,868,421
WBS Group LLC, First Lien(g)(o)	Software	9.50%	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(g)(o)	Software	10.50%	12/31/15	24,999,000	24,833,200	20,249,190
Westward Dough Operating Company, LLC, First Lien(g)	Restaurants	9.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					668,625,145	665,287,992

Preferred Stock—5.2%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	8.00%		750,000	8,215,588	8,379,450
KAGY Holding Company, Inc. (AGY Holding Corp.)(e)	Glass Yarns/Fibers	20.00%		22,960	5,954,917	3,266,124
Gordon Brothers Finance Company(g)(q)	Specialty Finance	13.50%		12,986	12,985,556	12,985,556
Progress Financial Corporation, Series F-1(d)	Financial Services			963,710	740,313	2,842,945
Progress Financial Corporation, Series G(d)	Financial Services			1,758,256	2,013,112	5,186,855
USI Senior Holdings, Inc. (United Subcontractors)(d)(e)	Building and Construction			260,798	5,374,317	7,823,940

Total Preferred Stock					35,283,803	40,484,870

Common Stock—13.7%(d)
Bankruptcy Management Solutions, Inc.(g)	Financial Services			368,790	16,654,505	23,997,165
DynaVox Inc.(l)	Augmentative Communication Products			272,369	758,069	13,618
Gordon Brothers Finance Company(g)(q)	Specialty Finance			10,598	10,598,300	10,598,300
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication			500,000	5,000,000	13,500,000
Red Apple Stores Inc.(g)(h)(i)(k)	Discount Stores			8,756,859	7,561,626	—
Tygem Holdings, Inc., Class A	Metals			30,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
USI Senior Holdings, Inc. (United Subcontractors)(e)	Building and Construction			260,798	$9,019,888	$58,869,933

Total Common Stock					49,592,388	106,979,016

Limited Partnership/Limited Liability Company Interests—12.6%
ECI Cayman Holdings, LP(d)(h)(j)(k)	Electronics			3,184	3,183,840	3,916,766
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	726,745	1,932,559
Marquette Transportation Company Holdings, LLC(d)(m)	Transportation			25,000	5,000,000	8,841,000
Marsico Holdings, LLC(d)(j)	Financial Services			91,445	1,848,077	5,487
Penton Business Media Holdings, LLC(d)(e)	Information Services			226	9,050,000	70,182,000
PG Holdco, LLC	Healthcare Services	15.00%		333	495,388	495,388
PG Holdco, LLC, Class A(d)	Healthcare Services			16,667	166,667	613,806
Sentry Security Systems Holdings, LLC(d)	Security Services			147,271	147,271	20,618
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	1,106,660	1,106,660
U.S. Well Services, LLC(j)(r)	Energy	8.00%		8,000	8,078,222	9,244,444
WBS Group LLC(d)(g)(n)	Software			100	1,000	—
Westward Dough Holdings, LLC, Class A(d)(g)	Restaurants			350,000	9,260,324	2,233,000

Total Limited Partnership/Limited Liability Company Interests					39,064,194	98,591,728

Equity Warrants/Options—2.5%(d)
Bankruptcy Management Solutions, Inc., Tranche A(g)	Financial Services		expire 6/27/18	28,464	375,040	711,315
Bankruptcy Management Solutions, Inc., Tranche B(g)	Financial Services		expire 6/27/19	30,654	342,295	638,523
Bankruptcy Management Solutions, Inc., Tranche C(g)	Financial Services		expire 6/27/20	45,981	468,803	857,086
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Kelso Capital Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/ Units	Cost(b)	Fair Value(c)
Marsico Parent Superholdco, LLC(j)	Financial Services		expire 12/14/19	455	$444,450	$—
New Gulf Resources, LLC(j)	Energy		expire 5/9/24	4,000	506,505	—
Progress Financial Corporation	Financial Services		expire various	6,959,220	3,183,106	17,054,745
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	568,750

Total Equity Warrants/Options					5,575,199	19,830,419

TOTAL INVESTMENTS—160.8%					1,134,300,958	1,257,716,738

OTHER ASSETS & LIABILITIES (NET)—(60.8)%						(475,757,570)

NET ASSETS—100.0%						$781,959,168

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing securities at December 31, 2014.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 82% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 81% of such senior secured loans have floors of 0.50% to 1.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2014 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$—	$7,395,373	$(4,395,373)	$—	$3,000,000		$—	$264,518	$—	$—
Preferred Stock	5,100,822	3,114,766	—	163,862	8,379,450		—	—	—	489,764
AGY Holding Corp.:
Senior Secured Note	19,151,000	799,894	—	70,606	20,021,500		—	3,193,769	—	—
Senior Secured Loan	7,964,650	11,798,734	—	—	19,763,384		—	1,287,111	—	—
BKC CLO 2014-1, Ltd.
Preferred Stock	—	6,972,000	(6,972,000)	—	—	†	423,373	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	4,732,950	938,398	—	(2,405,224)	3,226,124		—	—	—	938,396
M&M Tradition Holdings Corp.
Common Stock	9,250,000	—	—	4,250,000	13,500,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	36,441,130	—	—	33,740,870	70,182,000		—	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	5,015,119	1,361,655	—	(27,498)	6,349,276		—	343,999	—	—
USI Senior Holdings, Inc.:
Common Stock	21,575,553	5,205,607	—	32,088,773	58,869,933		—	—	—	—
Preferred Stock	6,262,254	1,561,682	—	4	7,823,940		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	5,208,213	801,577	(6,009,790)	—	—	†	—	—	—	801,578
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	13,394,600	—	(6,150,647)	(7,243,953)	—	†	14,086,551	—	—	—

Totals	$134,096,291	$39,949,686	$(23,527,810)	$60,637,440	$211,155,607		$14,509,924	$5,089,397	$—	$2,229,738

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2014.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2014 represents 27.0% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 16.4% of the Company’s net assets at December 31, 2014.
(k)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(l)	During the period DynaVox completed an exchange of the outstanding L.L.C. units into an equivalent number of common shares.
(m)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,596,458	$364,652	$(45,314)	$(39,959)	$1,875,837		$—	$113,543	$250,000	$—
Senior Secured Loan, First Lien, B	10,458,655	513,273	(304,033)	(470,702)	10,197,193		—	1,368,109	—	—
Common Stock	17,242,928	—	—	6,754,237	23,997,165		—	—	—	—
Warrants	1,193,880	—	—	1,013,044	2,206,924		—	—	—	—
ECI Holdco, Inc.
Common Stock	68,604,042	302,973	(23,380,670)	(45,526,345)	—	†	48,129,867	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	—	71,032,057	—	—	71,032,057		—	1,467,996	2,968,701	—
Preferred Stock	—	12,985,556	—	—	12,985,556		—	—	—	301,914
Common Stock	—	10,598,300	—	—	10,598,300		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	5,454,365	997,589	—	(3,178,900)	3,273,054		—	997,589	—	—
Senior Secured Loan	20,000,000	1,800,000	—	—	21,800,000		—	3,285,850	—	—
Common Stock	8,242,821	273,127	954,322	(7,561,626)	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	1,965,603	—	—
Senior Secured Loan, Second Lien	24,999,000	180,930	—	(4,930,740)	20,249,190		—	2,788,250	—	—
Limited Liability Co. Interest	6,056,783	—	—	(6,056,783)	—		—	868,021	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,656,805	—	—	(65,909)	6,590,896		—	438,661	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	4,781,000	—	—	(2,548,000)	2,233,000		—	—	—	—

Totals	$202,570,992	$99,048,457	$(24,684,339)	$(62,611,683)	$214,323,427		$48,129,867	$13,293,622	$3,218,701	$301,914

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2014.

The aggregate fair value of controlled investments at December 31, 2014 represents 27.4% of the Company’s net assets.

(o)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(p)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 2.4% of interest income earned for the year ended December 31, 2014. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(q)	This investment is deemed significant under the SEC Rule 4-08(g). At December 31, 2014 total assets of Gordon Brothers Finance Company were $265.2 million and net income for the period ended December 31, 2014 was $48.0 thousand. Gordon Brothers Finance Company commenced operations on October 31, 2014.
(r)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.

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

In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Kelso Capital Advisors LLC, the Company’s investment advisor (the “Advisor”, “BKCA”, “BlackRock Kelso Capital Advisors” or the “Existing Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital in excess of par or accumulated net realized loss, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return.

Book and tax basis differences relating to stockholder distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $15,675,925 and $19,373,748 as of December 31, 2014 and December 31, 2013, respectively.

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

Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, Financial Services—Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the current criteria for an entity to qualify as an investment company, creates new disclosure requirements and amends the measurement criteria for certain interests in other investment companies. ASU 2013-08 was effective on January 1, 2014, and did not have a material effect on the Company’s consolidated financial statements.

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

For the years ended December 31, 2014, 2013 and 2012, the Advisor earned $23,641,231, $21,629,665 and $22,504,433, respectively, in base management fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the Company’s performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which applies only to the portion of the Incentive Fee based on income) and annual periods (which applies only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2014 and 2013 was determined by reference to the four quarter periods ended on December 31, 2014 and 2013, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the years ended December 31, 2014, 2013 and 2012, the Advisor earned $9,972,822, $10,889,088 and $16,997,054, respectively, in Incentive Fees based on income from the Company.

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

The capital gains fee due to the Advisor as calculated under the Management Agreement as described above was zero at December 31, 2014, December 31, 2013 and 2012. In accordance with GAAP, the hypothetical incentive fee for the years ended December 31, 2014, 2013 and 2012 resulted in a capital gains incentive fee of $17,533,209, $20,259,349 and $5,494,735, respectively.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $2,168,611, $2,066,737 and $1,991,416, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the years ended December 31, 2014, 2013 and 2012, were $3,490,730, $2,808,014 and $3,107,677, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $512,056, $574,895 and $322,013, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

In 2007, the Company’s Board of Directors authorized the purchase by the Advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the Advisor’s discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the year ended December 31, 2014 the Advisor purchased 144,400 shares of the Company’s common stock in the open market for $1,218,299 including brokerage commissions. There were no such purchases during the years ended December 31, 2013 and 2012.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the Advisor in its discretion, subject to compliance with the Company’s and the Advisor’s applicable policies and requirements of law. Pursuant to this authorization, on March 16, 2011, the Company issued and sold to the Advisor in a private placement 200,000 shares of common stock for $2,000,000 or $10.00 per share, which was the closing price of the Company’s common stock price on The NASDAQ Global Select Market on that date. There were no private placement purchases for the years ended December 31, 2014 and 2013.

At December 31, 2014 and 2013, the Advisor owned and had the right to vote approximately 244,000 and 46,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the Advisor owned of record but did not have the right to vote an additional 61,000 and 125,000 shares, respectively, of the Company’s common stock. At December 31, 2014 and 2013, other entities affiliated with the Administrator beneficially owned approximately 3,383,000 and 4,808,000 shares, respectively, of the Company’s common stock, representing approximately 4.5% and 6.5% of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Earnings per share—basic:
Net increase in net assets resulting from operations	$137,240,036	$92,988,803	$57,351,233
Weighted average shares outstanding—basic	74,539,159	74,174,560	73,623,983
Earnings per share—basic:	$1.84	$1.25	$0.78
Earnings per share—diluted:
Net increase in net assets resulting from operations, before adjustments	$137,240,036	$92,988,803	$57,351,233
Adjustments for interest on unsecured convertible senior notes	6,571,195	5,642,866	—

Net increase in net assets resulting from operations, as adjusted	$143,811,231	$98,631,669	$57,351,233
Weighted average shares outstanding—diluted	84,435,886	82,715,571	73,623,983
Earnings per share—diluted:	$1.70	$1.19	$0.78

Diluted net increase in net assets per share from operations equals basic net increase in net assets per share from operations for December 31, 2012 because there were no common stock equivalents outstanding during those years.

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2014, 2013 and 2012 totaled $531,693,417, $533,735,123 and $317,097,868, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2014, 2013 and 2012 totaled $581,536,599, $442,623,803 and $314,755,655, respectively.

At December 31, 2014, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$105,139,824	$101,459,500
Unsecured debt	178,853,603	174,559,213
Subordinated debt	52,166,802	50,524,000
Senior secured loans:
First lien	336,770,357	338,268,867
Second/other priority lien	331,854,788	327,019,125

Total senior secured loans	668,625,145	665,287,992

Preferred stock	35,283,803	40,484,870
Common stock	49,592,388	106,979,016
Limited partnership/limited liability company interests	39,064,194	98,591,728
Equity warrants/options	5,575,199	19,830,419

Total investments	$1,134,300,958	$1,257,716,738

At December 31, 2013, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$229,324,910	$226,685,176
Unsecured debt	118,531,084	118,531,084
Subordinated debt	78,395,314	78,395,314
Senior secured loans:
First lien	160,014,671	158,250,792
Second/other priority lien	368,148,461	368,952,906

Total senior secured loans	528,163,132	527,203,698

Preferred stock	21,891,614	24,872,259
Common stock	66,511,507	143,355,344
Limited partnership/limited liability company interests	34,998,706	68,364,016
Equity warrants/options	6,683,954	30,565,573

Total investments	$1,084,500,221	$1,217,972,464

Industry Composition

The industry composition of our portfolio, at fair market value, at December 31, 2014 and 2013 was as follows:

	December 31,
Industry	2014	2013
Financial Services	14.2%	4.9%
Consumer Products	14.1	14.6
Energy	10.9	5.4
Healthcare	10.3	12.1
Chemicals	9.8	8.5
Personal and Other Services	8.0	17.1
Building and Real Estate	7.4	2.7
Manufacturing	6.8	8.3
Printing, Publishing and Media	5.8	5.6
Business Services	4.6	7.1
Defense	3.6	—
Retail	2.0	2.8
Distribution	0.8	1.6
Beverage, Food and Tobacco	0.7	3.5
Containers and Packaging	0.7	0.2
Electronics	0.3	5.6

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2014 was United States 96.8%, Canada 2.0% and the Cayman Islands 1.2%, and at December 31, 2013 was United States 93.1%, Canada 6.5% and the Cayman Islands 0.4%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2014 and 2013.

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

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2014 and December 31, 2013 represents 2.5% and 4.3%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2014 and December 31, 2013 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of December 31, 2014, the Company’s asset coverage was 271%.

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

The Company’s outstanding debt as of December 31, 2014 and December 31, 2013 was as follows:

	As of
	December 31, 2014					December 31, 2013
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$405,000,000	(2)	$144,000,000	$144,000,000		$350,000,000	(2)	$179,000,000	$179,000,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	114,227,689	(3)	115,000,000		115,000,000	113,981,494	(4)
Term Loan	15,000,000		15,000,000	15,000,000		10,000,000		10,000,000	10,000,000

	$710,000,000		$449,000,000	$448,227,689		$650,000,000		$479,000,000	$477,981,494

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $772,311 as of December 31, 2014.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes was $1,018,506 as of December 31, 2013.

At December 31, 2014, the Company had $144,000,000 drawn on the Credit Facility versus $179,000,000 at December 31, 2013. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $261,000,000 at December 31, 2014 and $171,000,000 at December 31, 2013.

The average debt outstanding during the years ended December 31, 2014, 2013 and 2012 was $409,956,985, $359,486,764 and $381,451,093, respectively. The maximum amounts borrowed during the years ended December 31, 2014, 2013 and 2012 were $517,227,691, $485,831,495 and $469,900,000, respectively.

The weighted average annual interest cost for the years ended December 31, 2014, 2013 and 2012 was 5.22%, 5.50% and 4.90%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility, the Senior Secured Notes, the Convertible Notes and the Term Loan. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the years ended December 31, 2014, 2013 and 2012 were $1,087,227, $1,077,196 and $862,540, respectively.

At December 31, 2014, the Company was in compliance with all covenants required under the Credit Facility, the Senior Secured Notes and the Term Loan.

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

In April 2014, the repurchase plan was further extended through the earlier of June 30, 2015 or until the approved number of shares has been repurchased. During the year ended December 31, 2014 the Company purchased a total of 333,108 shares of its common stock on the open market for $2,807,308, including brokerage commissions. Since inception of the repurchase plan through December 31, 2014, the Company has purchased 1,758,615 shares of its common stock on the open market for $12,283,985, including brokerage commissions. At December 31, 2014, the total number of remaining shares authorized for repurchase was 998,035. The Company currently holds the shares it repurchased in treasury. There were no such purchases during the years ended December 31, 2013 and 2012.

There were no share offerings during the years ended December 31, 2014, 2013 and 2012.

For the years ended December 31, 2014, 2013 and 2012, distributions paid to common stockholders were $66,321,404, $77,142,658 and $76,572,302, respectively. For the years ended December 31, 2014, 2013 and 2012, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $4,143,503, $5,288,757 and $5,591,912, respectively.

9. Guarantees and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2014 and December 31, 2013.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility, Senior Secured Notes, Convertible Notes and Term Loan is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility, Senior Secured Notes, Convertible Notes and Term Loan would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$144,000,000	$142,560,000	$179,000,000	$176,315,000
Senior Secured Notes	175,000,000	183,890,750	175,000,000	187,375,280
Convertible Notes	114,227,689	115,655,535	113,981,494	116,546,078
Term Loan	15,000,000	14,925,000	10,000,000	9,950,000

Total	$448,227,689	$457,031,285	$477,981,494	$490,186,358

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at December 31, 2014 and December 31, 2013 in determining such fair values:

		Fair Value Inputs at December 31, 2014
	Fair Value at December 31, 2014	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$101,459,500	$—	$—	$101,459,500
Unsecured debt	174,559,213	—	—	174,559,213
Subordinated debt	50,524,000	—	—	50,524,000
Senior secured loans	665,287,992	—	—	665,287,992
Preferred stock	40,484,870	—	—	40,484,870
Common stock	106,979,016	—	—	106,979,016
Limited partnership/limited liability company interests	98,591,728	—	—	98,591,728
Equity warrants/options	19,830,419	—	—	19,830,419

Total investments	1,257,716,738	—	—	1,257,716,738
Cash and cash equivalents	10,326,174	10,326,174	—	—

Total	$1,268,042,912	$10,326,174	$—	$1,257,716,738

		Fair Value Inputs at December 31, 2013
	Fair Value at December 31, 2013	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$226,685,176	$—	$—	$226,685,176
Unsecured debt	118,531,084	—	—	118,531,084
Subordinated debt	78,395,314	—	—	78,395,314
Senior secured loans	527,203,698	—	—	527,203,698
Preferred stock	24,872,259	—	—	24,872,259
Common stock	143,355,344	—	—	143,355,344
Limited partnership/limited liability company interests	68,364,016	—	—	68,364,016
Equity warrants/options	30,565,573	—	—	30,565,573

Total investments	1,217,972,464	—	—	1,217,972,464
Cash and cash equivalents	18,474,784	18,474,784	—	—

Total	$1,236,447,248	$18,474,784	$—	$1,217,972,464

The valuation techniques used at December 31, 2014 and December 31, 2013 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,251,086,872 and $1,200,162,280 as of December 31, 2014 and December 31, 2013, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the year ended December 31, 2014 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2013	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2014
Senior secured notes	$226,685,176	$1,383,800	$768,735	$(1,040,590)	$20,805,330	$(147,142,951)	$—	$101,459,500
Unsecured debt	118,531,084	(2)	—	(4,294,390)	73,094,619	(12,772,098)	—	174,559,213
Subordinated debt	78,395,314	25,307	—	(1,642,802)	11,643,373	(37,897,192)	—	50,524,000
Senior secured loans	527,203,698	1,835,660	(3,509,596)	(2,377,719)	363,405,025	(221,269,076)	—	665,287,992
Preferred stock	24,872,259	—	423,373	2,220,422	26,373,979	(13,405,163)	—	40,484,870
Common stock	143,355,344	—	72,046,682	(19,457,209)	24,640,143	(113,605,944)	—	106,979,016
Limited partnership/LLC Interest	68,364,016	—	14,268,482	26,162,224	11,497,570	(21,700,564)	—	98,591,728
Equity warrants/options	30,565,573	—	13,082,672	(9,626,399)	506,505	(14,697,932)	—	19,830,419

Total investments	$1,217,972,464	$3,244,765	$97,080,348	$(10,056,463)	$531,966,544	$(582,490,920)	$—	$1,257,716,738

The following is a reconciliation for the year ended December 31, 2013 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2012	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2013
Senior secured notes	$193,934,286	$2,339,554	$9,092,475	$30,857	$66,446,805	$(45,158,801)	$—	$226,685,176
Unsecured debt	69,725,040	85,875	—	(85,875)	53,806,044	(5,000,000)	—	118,531,084
Subordinated debt	97,910,598	1,099,329	—	65,692	25,031,979	(45,712,284)	—	78,395,314
Senior secured loans	556,456,919	9,410,079	(24,135,225)	25,083,229	431,732,754	(471,344,058)	—	527,203,698
Preferred stock	5,848,306	216,156	(34,502,744)	1,597,760	68,777,885	(17,065,104)	—	24,872,259
Common stock	72,341,231	—	(8,288,493)	51,578,371	28,138,978	(414,743)	—	143,355,344
Limited partnership/LLC Interest	49,037,167	—	86,358	19,533,569	153,745	(446,823)	—	68,364,016
Equity warrants /options	16,343,994	824,670	85,232	11,420,391	2,372,792	(481,506)	—	30,565,573

Total investments	$1,061,597,541	$13,975,663	$(57,662,397)	$109,223,994	$676,460,982	$(585,623,319)	$—	$1,217,972,464

There were no transfers between levels during year ended December 31, 2014 and 2013. Transfers, to the extent they exist, are deemed to take place at the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) of Level 3 assets that were still held by the Company at December 31, 2014, 2013, and 2012 were $69,331,672, $76,154,226 and ($1,030,260), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2014 were as follows:

EBITDA Multiples:	High	Low	Weighted Average
Senior secured notes	n/a	n/a	n/a
Unsecured debt	5.03x	5.86x	5.45x
Subordinated debt	4.50x	5.50x	5.00x
Senior secured loans	5.68x	6.62x	6.15x
Preferred stock	5.42x	6.06x	5.74x
Common stock	7.84x	8.79x	8.32x
Limited partnerships/LLC interest	8.04x	8.80x	8.42x
Equity warrants/options	6.35x	7.12x	6.73x

Market Yields:
Senior secured notes	14.40%	16.00%	15.20%
Unsecured debt	13.92%	14.75%	14.33%
Subordinated debt	11.42%	12.58%	12.00%
Senior secured loans	10.57%	11.54%	11.06%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2014.

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Per Share Data:
Net asset value, beginning of year	$9.54	$9.31	$9.58	$9.62	$9.55

Net investment income	0.68	0.64	1.00	1.00	0.96
Net realized and unrealized gain (loss)	1.16	0.61	(0.22)	0.05	0.18

Total from investment operations	1.84	1.25	0.78	1.05	1.14
Distributions to stockholders from:
Net investment income	(0.63)	(0.60)	(0.07)	(0.81)	(1.28)
Tax return of capital	(0.26)	(0.44)	(0.97)	(0.29)	—

Total distributions	(0.89)	(1.04)	(1.04)	(1.10)	(1.28)
Equity component of warrant	—	0.01	—	—	—
Issuance of stock at prices from dividend reinvestment plan	(0.01)	0.01	(0.01)	0.01	0.35
Offering costs	—	—	—	—	(0.14)
Purchases of treasury stock at prices below net asset value	0.01	—	—	—	—

Net increase (decrease) in net assets	0.95	0.23	(0.27)	(0.04)	0.07

Net asset value, end of year	$10.49	$9.54	$9.31	$9.58	$9.62

Market price, end of year	$8.20	$9.33	$10.06	$8.16	$11.06

Total return(1)	(2.18)%	3.56%	38.02%	(16.03)%	48.40%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)	8.18%	8.78%	7.28%	5.55%	6.05%
Ratio of credit facility related expenses to average net assets	3.38%	3.29%	3.13%	2.67%	1.35%

Ratio of total expenses to average net assets(3)	11.56%	12.07%	10.41%	8.22%	7.40%
Ratio of net investment income to average net assets	6.93%	6.85%	10.41%	10.22%	9.68%
Net assets, end of year	$781,959,168	$709,704,341	$687,379,692	$701,008,849	$698,479,924
Average debt outstanding	$409,956,985	$359,486,764	$381,451,093	$291,353,425	$205,151,507
Weighted average shares outstanding	74,539,159	74,174,560	73,623,983	73,037,357	62,663,002
Average debt per share(4)	$5.50	$4.85	$5.18	$3.99	$3.27
Portfolio turnover	47%	41%	29%	26%	49%

Figures	may not foot due to rounding.
(1)	For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.
(2)	Ratio excluding capital gains incentive fee for years ended December 31, 2014, 2013 and 2012 is 5.77%, 5.87% and 6.48%, respectively. There were no capital gains incentive fees for the years ended December 31, 2011 and 2010.
(3)	Ratio excluding capital gains incentive fee for years ended December 31, 2014, 2013 and 2012 is 9.15%, 9.16% and 9.60%, respectively. There were no capital gains incentive fees for the years ended December 31, 2011 and 2010.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital, distributions in excess of net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. The following temporary and permanent differences at December 31, 2014 and 2013 primarily attributable to differences in the tax treatment of certain debt securities, the tax characterization of income from partnership investments, foreign currency transactions, non-deductible expenses and differences in accounting for certain upfront fees (treated as taxable income when received and may be accreted over the life of the respective investment for financial reporting purposes), were reclassified for tax purposes as follows:

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

	December 31, 2014	December 31, 2013
Paid-in capital in excess of par	$236,080	$3,237,331
Increase (decrease) in distributions in excess of net investment income	$578,338	$(177,995)
Accumulated net realized loss	$(814,418)	$(3,059,336)

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Net increase in net assets resulting from operations	$137,240,036	$92,988,803
Net unrealized appreciation not taxable	10,212,018	(109,714,146)
Deferral of late year capital loss	—	6,587,449
Reversal of prior year post-October capital loss	(6,587,449)	(7,379,468)
Deferral of late year ordinary loss	—	4,343
Reversal of prior year post-October ordinary loss	(4,343)	(159,963)
Reversal of prior year Section 1256 currency contracts mark-to-market	—	(369,411)
Current year net capital (gains) losses	(54,514,406)	64,993,718
Upfront fees recognized for book, already recognized for tax	—	(2,536,703)
Losses not currently deductible	(31,374)	(4,965)
Losses recognized on prior year exchange	(34,963,217)	—
Other book/tax differences	(405,564)	(11,311)
Amortization of organizational costs	(3,804)	(3,804)

Taxable income before deductions for distributions	$50,941,897	$44,394,542

At December 31, 2014, the cost of investments for tax purposes was $1,124,608,106 resulting in net unrealized appreciation of $133,108,632 which was comprised of gross unrealized appreciation and depreciation of $161,160,318 and ($28,051,686), respectively. At December 31, 2013, the cost of investments for tax purposes was $1,109,971,444 resulting in net unrealized appreciation of $108,001,020 which was comprised of gross unrealized appreciation and depreciation of $154,625,031 and ($46,624,011), respectively.

At December 31, 2014 and 2013, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	December 31, 2014	December 31, 2013
Net unrealized appreciation	$120,310,290	$130,522,308
Deferred late year capital loss	—	(6,587,449)
Deferred late year ordinary loss	—	(4,343)
Differences between book and tax loss on investments	(10,925,889)	(45,889,105)
Distributions payable	(15,655,007)	(19,344,682)
Capital loss carry forward	(192,691,456)	(247,205,862)
Wash sales on investments	—	(31,374)
Expenses not currently deductible	(20,920)	(24,725)
Net income from pass thru investments	13,189,914	13,020,429

Total accumulated losses—net, book basis	$(85,793,068)	$(175,544,803)

For the tax year ended December 31, 2014, the Company had a net capital loss carry forward of $192,691,456, which can be used to offset future capital gains. If not utilized against future gains, $9,065,897 expires in 2017 and $95,856,015 expires in 2018. The remaining $87,769,544 of this capital loss carry forward will not be subject to expiration and must be utilized prior to the losses subject to expiration.

As a RIC, the Company is subject to a non-deductible federal excise tax of 4% if it does not distribute at least 98% of its ordinary income, excluding net short-term capital gains, in any calendar year; 98.2% of its capital gains in excess of capital losses for each one-year period ended October 31; and any ordinary income and net capital gains for preceding years that were not distributed during such years. For each of the years ended December 31, 2014 and 2013, no provision for federal excise tax was recorded.

For income tax purposes, distributions paid to stockholders are reported as ordinary income, non-taxable (return of capital), capital gains, or a combination thereof. The tax character of distributions paid or declared during the year ended December 31, 2014 was $47,252,222 of ordinary income and $19,069,182 of return of capital. The tax character of distributions paid or declared during the year ended December 31, 2013 was $44,542,806 of ordinary income and $32,599,852 of return of capital.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2014. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic Earnings per Common Share	Diluted Earnings per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2014	$37,926	$3,514	$50,973	$54,487	$0.73	$0.67	$10.49
September 30, 2014	33,163	19,332	9,637	28,970	0.39	0.36	9.97
June 30, 2014	33,762	16,431	14,436	30,867	0.41	0.39	9.79
March 31, 2014	29,567	11,094	11,822	22,917	0.31	0.29	9.59
December 31, 2013	32,977	4,580	26,744	31,325	0.42	0.39	9.54
September 30, 2013	31,383	8,874	10,970	19,844	0.27	0.26	9.38
June 30, 2013	36,136	21,220	(9,196)	12,023	0.16	0.16	9.37
March 31, 2013	31,130	12,964	16,833	29,797	0.40	0.39	9.47
December 31, 2012	37,898	8,316	(6,574)	1,742	0.02	0.02	9.31
September 30, 2012	40,720	23,938	(9,609)	14,329	0.19	0.19	9.55
June 30, 2012	35,466	22,383	(1,401)	20,982	0.29	0.29	9.61
March 31, 2012	33,207	19,024	1,274	20,298	0.28	0.28	9.59

14. Subsequent events

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these Notes to Consolidated Financial Statements.

On March 5, 2015, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on April 3, 2015 to stockholders of record at the close of business on March 20, 2015.

On November 5, 2014, BlackRock Advisors, LLC (“BlackRock Advisors”), a wholly owned indirect subsidiary of BlackRock, Inc. (“BlackRock”), and BlackRock Kelso Capital Advisors, entered into a definitive agreement wherein BlackRock Advisors will acquire certain assets of BKCA (the “Transaction”). On February 18, 2015, the stockholders approved a new investment advisory agreement between the BDC and BlackRock Advisors, including a new management and incentive fee structure. The fee structure will be effective on the second anniversary of the Transaction date. Based on the terms of the definitive agreement, BlackRock Advisors will enter into an investment management agreement with the Company and serve as BKCC’s investment manager following the completion of the Transaction.

BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Upon completion of the Transaction, James R. Maher and Michael B. Lazar will be stepping down from their roles with the Company. Mr. Maher, the Company’s Chairman and Chief Executive Officer, will remain on the Board of Directors and will become a senior advisor to BlackRock to assist in the transition of the business. Mr. Lazar, Chief Operating Officer of the Company has also agreed to serve as an advisor to BlackRock in transitioning the business, including portfolio responsibility and business operations. Mr. Lazar will step down from the Board at closing. Steven Sterling, Managing Director and head of BlackRock’s Global Capital Markets group, will assume the role of CEO of the Company at closing, subject to Board of Directors approval.

In addition, as disclosed in the Company’s Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on December 23, 2014 the Company proposed the following amendments to the existing investment management agreement between the Company and the Advisor (such agreement, the “Existing Agreement”). The amendment will: (a) reduce the base management fee from 2.00% of the Company’s total assets to 1.75% of the Company’s total assets, excluding cash, and (b) change the structure of the incentive management fee based on the Company’s performance (the “Incentive Fee”) in a manner will (i) reduce the “hurdle rate” required for the Existing Advisor to earn, and be paid, the Incentive Fee, (ii) adjust the related “catch-up” provision, (iii) adjust the period over which the Incentive Fee on income is based, (iv) eliminate the off-set of any net unrealized capital depreciation during such period in respect of the Incentive Fee based on income and (v) introduce a deferral feature on the income portion of the Incentive Fee during periods when our total return does not equal or exceed the hurdle rate (collectively the “Amendments”). The only change in the Incentive Fee on capital gains is the removal of the hurdle and associated catch-up provision with respect to such portion of the Incentive Fee. Please reference the complete Proxy Statement filed with the Securities and Exchange Commission on December 23, 2014 for further information on the fee structure.

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

March 5, 2015

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

SIGNATURE	TITLE	DATE

/S/ JAMES R. MAHER James R. Maher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 5, 2015

/S/ CORINNE PANKOVCIN Corinne Pankovcin	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 5, 2015

/S/ JOHN R. BARON John R. Baron	Director	March 5, 2015

/S/ BRIAN D. FINN Brian D. Finn	Director	March 5, 2015

/S/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 5, 2015

/S/ MICHAEL B. LAZAR Michael B. Lazar	Director	March 5, 2015

/S/ WILLIAM E. MAYER William E. Mayer	Director	March 5, 2015

/S/ FRANÇOIS DE SAINT PHALLE François de Saint Phalle	Director	March 5, 2015

/S/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 5, 2015

S-1