Form 10-Q
period 2015-03-31
BlackRock Capital Investment Corp
filed 2015-04-30
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

Commission file number 814-00712

BLACKROCK CAPITAL INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2725151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 East 52nd Street, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 212-810-5800

Formerly known as BlackRock Kelso Capital Corporation

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at April 29, 2015 was 74,775,966

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $803,415,960 and $813,962,545)	$820,890,650	$832,237,704
Non-controlled, affiliated investments (cost of $85,567,927 and $91,936,084)	200,593,376	211,155,607
Controlled investments (cost of $225,233,723 and $228,402,329)	214,152,290	214,323,427

Total investments at fair value (cost of $1,114,217,610 and $1,134,300,958)	1,235,636,316	1,257,716,738
Cash and cash equivalents	45,335,615	10,326,174
Receivable for investments sold	11,606,438	10,360,202
Interest receivable	17,798,411	13,419,032
Prepaid expenses and other assets	8,532,500	10,233,677

Total Assets	$1,318,909,280	$1,302,055,823

Liabilities
Debt	$472,288,395	$448,227,689
Interest payable	3,432,834	7,918,429
Distributions payable	15,681,195	15,655,007
Base management fees payable	6,370,630	5,749,219
Incentive management fees payable	28,912,677	37,507,592
Accrued administrative services	157,595	241,500
Other accrued expenses and payables	2,160,963	4,797,219

Total Liabilities	529,004,289	520,096,655

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 76,430,935 and 76,306,237 issued and 74,672,320 and 74,547,622 outstanding	76,431	76,306
Paid-in capital in excess of par	880,931,189	879,959,915
Distributions in excess of taxable net investment income	(16,733,543)	(15,675,925)
Accumulated net realized loss	(182,080,574)	(190,427,433)
Net unrealized appreciation (depreciation)	119,995,473	120,310,290
Treasury stock at cost, 1,758,615 and 1,758,615 shares held	(12,283,985)	(12,283,985)

Total Net Assets	789,904,991	781,959,168

Total Liabilities and Net Assets	$1,318,909,280	$1,302,055,823

Net Asset Value Per Share	$10.58	$10.49

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$23,325,856	$24,088,064
Non-controlled, affiliated investments	1,578,568	1,102,012
Controlled investments	4,688,530	2,907,216

Total interest income	29,592,954	28,097,292
Fee income:
Non-controlled, non-affiliated investments	73,727	807,500
Non-controlled, affiliated investments	—	—
Controlled investments	150,683	100,000

Total fee income	224,410	907,500

Dividend income:
Non-controlled, non-affiliated investments	201,612	34,675
Non-controlled, affiliated investments	402,679	527,411
Controlled investments	497,757	—

Total dividend income	1,102,048	562,086

Total investment income	30,919,412	29,566,878

Expenses:
Base management fees	6,370,630	6,160,619
Interest and credit facility fees	5,857,620	6,001,208
Incentive management fees	1,377,907	3,459,865
Administrative services	731,697	155,460
Amortization of debt issuance costs	513,357	544,599
Professional fees	438,641	727,601
Investment advisor expenses	202,307	532,806
Director fees	173,500	173,500
Other	630,176	717,025

Total expenses	16,295,835	18,472,683

Net Investment Income	14,623,577	11,094,195

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	5,437,850	33,827,245
Non-controlled, affiliated investments	9,286,910	—
Controlled investments	(6,377,901)	—

Net realized gain (loss)	8,346,859	33,827,245

Net change in unrealized appreciation or depreciation on:
Non-controlled, non-affiliated investments	1,547,571	(25,340,019)
Non-controlled, affiliated investments	(4,194,074)	2,675,149
Controlled investments	2,997,469	965,651
Foreign currency translation	(665,783)	(305,702)

Net change in unrealized appreciation or depreciation	(314,817)	(22,004,921)

Net realized and unrealized gain (loss)	8,032,042	11,822,324

Net Increase in Net Assets Resulting from Operations	$22,655,619	$22,916,519

Net Investment Income Per Share - basic	$0.20	$0.15

Earnings Per Share - basic	$0.30	$0.31

Average Shares Outstanding - basic	74,664,007	74,517,547

Net Investment Income Per Share - diluted	$0.19	$0.15

Earnings Per Share - diluted	$0.29	$0.29

Average Shares Outstanding - diluted	84,560,734	84,414,275

Distributions Declared Per Share	$0.21	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Net Increase in Net Assets Resulting from Operations:
Net investment income	$14,623,577	$11,094,195
Net realized gain (loss)	8,346,859	33,827,245
Net change in unrealized appreciation or depreciation	(314,817)	(22,004,921)

Net increase in net assets resulting from operations	22,655,619	22,916,519

Distributions to Stockholders from:
Net investment income	(15,681,195)	(19,375,252)

Capital Share Transactions:
Reinvestment of distributions	971,399	1,044,638

Net increase in net assets resulting from capital share transactions	971,399	1,044,638

Total Increase in Net Assets	7,945,823	4,585,905
Net assets at beginning of period	781,959,168	709,704,341

Net assets at end of period	$789,904,991	$714,290,246

Capital Share Activity:
Shares issued from reinvestment of distributions	124,698	117,984

Net increase in shares outstanding	124,698	117,984

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Operating Activities:
Net increase in net assets resulting from operations	$22,655,619	$22,916,519
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(2,459,804)	(1,227,416)
Net amortization on investments	(809,738)	(872,206)
Amortization of debt issuance costs	513,357	544,600
Net change in unrealized appreciation or depreciation on investments	(350,966)	21,699,219
Net change in unrealized appreciation or depreciation on foreign currency translation	665,783	305,702
Net realized (gain) loss on investments	(8,346,859)	(33,827,245)
Changes in operating assets:
Purchase of investments	(43,840,188)	(61,727,731)
Proceeds from disposition of investments	74,874,153	188,032,090
Change in receivable for investments sold	(1,246,236)	(45,103,578)
Change in interest receivable	(4,379,379)	(6,286,319)
Change in prepaid expenses and other assets	1,187,820	(501,400)
Changes in operating liabilities:
Change in payable for investments purchased	—	(21,000,000)
Change in interest payable	(4,485,595)	(4,736,440)
Change in management fees payable	621,411	357,122
Change in incentive management fees payable	(8,594,915)	(5,511,255)
Change in accrued administrative services	(83,905)	(82,974)
Change in other accrued expenses and payables	(288,216)	(147,446)

Net cash provided by (used in) operating activities	25,632,342	52,831,242

Financing Activities:
Distributions paid in cash	(14,683,607)	(18,300,044)
Proceeds from debt	56,060,706	217,060,705
Repayments of debt	(32,000,000)	(236,000,000)

Net cash provided by (used in) financing activities	9,377,099	(37,239,339)

Net increase (decrease) in cash	35,009,441	15,591,903
Cash and cash equivalents, beginning of period	10,326,174	18,474,784

Cash and cash equivalents, end of period	$45,335,615	$34,066,687

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$10,040,353	$10,504,775
Taxes	$34,914	$81,868
Distributions reinvested	$971,399	$1,044,638

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—13.0%
Advanced Lighting Technologies, Inc., First Lien(i)	Lighting	10.50%	6/1/19	$20,000,000	$19,680,369	$16,200,000
AGY Holding Corp., Second Lien(d)(i)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	20,459,519	20,892,000
American Piping Products, Inc., Second Lien(i)	Distribution	12.88%	11/15/17	10,000,000	9,889,184	10,200,000
BPA Laboratories Inc., First Lien(i)	Healthcare Services	12.25%	4/1/17	35,078,000	34,571,844	35,078,000
New Gulf Resources, LLC, First Lien(i)	Energy	11.75%	5/15/19	21,000,000	20,840,634	20,160,000

Total Senior Secured Notes					105,441,550	102,530,000

Unsecured Debt—21.5%
Gordon Brothers Finance Company(f)(n)(p)	Specialty Finance	12.00%	10/31/21	70,310,979	70,310,979	70,310,979
Higginbotham Insurance Holdings, Inc.(n)	Insurance	9.76%	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(o)	Materials	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
SVP Worldwide Ltd.(g)(j)(o)	Consumer Products	16.00%	6/27/18	44,954,239	44,954,239	43,156,070

Total Unsecured Debt					172,015,218	170,217,049

Subordinated Debt—3.6%
Advantage Insurance Holdings Ltd.(d)(g)(i)(j)	Insurance	12.00%	9/30/15	1,000,000	1,000,000	1,000,000
Automobile Protection Corporation—APCO(n)	Insurance	9.78%	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(i)(o)	Energy	12.00%	11/15/19	4,248,000	3,791,550	2,548,800

Total Subordinated Debt					29,791,550	28,548,800

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—85.9%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(d)	Glass Yarns/Fibers	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
AL Solutions, Inc., Term Loan B, Second Lien(o)	Metals	5.00%	12/31/19	75,636	—	—
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(f)(n)	Financial Services	4.50%	6/27/17	1,921,612	1,860,028	1,863,966
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(n)	Financial Services	7.00%	6/27/18	11,782,149	10,344,915	10,132,648
Foundation Building Materials, LLC, Second Lien(n)	Wholesale Trade	12.00%	4/30/19	25,000,000	24,753,186	24,753,186
GSE Environmental, Inc., First Lien(n)	Manufacturing	11.00%	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien(n)	Defense	11.00%	2/5/20	45,000,000	45,000,000	45,000,000
JLL Pioneer Inc., Second Lien	Building Products	9.50%	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P. First Lien(n)	Chemicals	11.00%	8/19/19	19,625,000	19,339,477	19,625,000
Learfield Communications, Inc., Second Lien(n)	Media and Entertainment	8.75%	10/9/21	3,000,000	2,978,704	3,000,000
MD America Energy, LLC, First Lien(n)	Energy	9.50%	8/4/19	10,000,000	9,564,335	9,800,000
MediMedia USA, Inc., First Lien(n)	Information Services	8.00%	11/20/18	8,780,983	8,667,232	8,780,983
MediMedia USA, Inc., Second Lien(n)	Information Services	12.25%	11/20/19	60,000,000	58,712,775	57,600,000
Novolex Holdings, Inc., Second Lien(n)	Manufacturing	9.75%	6/5/22	5,000,000	4,879,551	4,950,000
Oxford Mining Company, LLC, First Lien(n)(o)	Energy	12.25%	12/31/18	14,941,737	14,941,737	14,941,737
Pre-Paid Legal Services, Inc., Second Lien(n)	Legal Services	9.75%	7/1/20	25,000,000	24,717,785	25,000,000
Quality Home Brands Holdings LLC, Second Lien(n)	Materials	11.75%	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(f)(g)(j)	Discount Stores	10.00%	1/11/17	23,050,000	23,050,000	23,050,000
Road Infrastructure Investment, LLC, Second Lien(n)	Manufacturing	7.75%	9/30/21	9,000,000	8,293,369	8,280,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Royal Adhesives and Sealants, LLC, Second Lien(n)	Chemicals	9.75%	1/31/19	$6,000,000	$5,916,546	$6,057,498
Shoreline Energy LLC, Second Lien(n)	Energy	10.25%	3/30/19	28,333,333	27,714,227	27,129,166
SOURCEHOV, LLC, First Lien(n)	Business Services	7.75%	10/31/19	4,968,750	4,831,454	4,819,688
SOURCEHOV, LLC, Second Lien(n)	Business Services	11.50%	4/30/20	5,000,000	4,811,654	4,800,000
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,500,000
U.S. Well Services, LLC, First Lien(n)	Energy	12.00%	5/2/19	48,574,232	48,574,232	48,574,232
United Subcontractors, Inc., First Lien(d)(n)(o)	Building and Construction	4.28%	6/30/15	6,349,274	6,327,632	6,349,274
Vertellus Specialties Inc., First Lien(n)	Specialty Chemicals	10.50%	10/31/19	54,725,000	54,725,000	53,630,500
Water Pik, Inc., Second Lien(n)	Consumer Products	9.75%	1/8/21	22,868,421	22,223,585	22,868,421
WBS Group LLC, First Lien(f)(n)	Software	9.50%	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(f)(n)	Software	10.50%	12/31/15	24,999,000	24,877,756	19,749,210
Westward Dough Operating Company, LLC, First Lien(f)	Restaurants	9.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					684,096,656	678,246,985

Preferred Stock—5.6%
Advantage Insurance Holdings Ltd.(d)(g)(i)(j)	Insurance	8.00%		750,000	8,377,619	8,377,619
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Glass Yarns/Fibers	20.00%		22,960	6,195,568	3,282,426
Gordon Brothers Finance Company(f)(p)	Specialty Finance	13.50%		16,085	16,085,098	16,085,098
Oportun Financial Corporation (Progress Financial Corporation), Series F-1(c)	Financial Services			963,710	740,313	3,074,235
Oportun Financial Corporation (Progress Financial Corporation), Series G(c)	Financial Services			1,758,256	2,013,112	5,608,837
Red Apple Stores Inc.(f)(g)(j)	Discount Stores	12.00%		6,806,383	233,686	205,077
USI Senior Holdings, Inc. (United Subcontractors)(c)(d)	Building and Construction			260,798	5,374,317	7,823,940

Total Preferred Stock					39,019,713	44,457,232

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—12.3%(d)
Bankruptcy Management Solutions, Inc.(f)	Financial Services			368,790	$16,654,505	$23,919,719
DynaVox Inc.	Augmentative Communication Products			272,369	758,069	10,895
Gordon Brothers Finance Company(f)(p)	Specialty Finance			10,598	10,598,300	10,510,670
Red Apple Stores Inc.(f)(g)(h)(j)	Discount Stores			8,756,859	6,895,843	—
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Building and Construction			260,798	9,019,888	62,922,733

Total Common Stock					43,926,605	97,364,017

Limited Partnership/Limited Liability Company Interests—11.8%
ECI Cayman Holdings, LP(c)(g)(i)(j)	Electronics			3,184	3,183,840	3,956,629
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	726,745	2,088,001
Marsico Holdings, LLC(c)(i)	Financial Services			91,445	1,848,077	5,487
Penton Business Media Holdings, LLC(c)(d)	Information Services			226	9,050,000	70,182,000
PG Holdco, LLC	Healthcare Services	15.00%		333	512,254	512,254
PG Holdco, LLC, Class A(c)	Healthcare Services			16,667	166,667	626,629
Sentry Security Systems Holdings, LLC(c)	Security Services			147,271	147,271	24,449
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	1,128,270	1,128,270
U.S. Well Services, LLC(i)(k)	Energy	8.00%		8,085	8,326,671	12,038,128
WBS Group LLC(c)(f)(l)	Software			100	1,000	—
Westward Dough Holdings, LLC, Class A(c)(f)(m)	Restaurants			350,000	9,260,324	2,331,000

Total Limited Partnership/Limited Liability Company Interests					34,351,119	92,892,847

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—2.7%(c)
Bankruptcy Management Solutions, Inc., Tranche A(f)	Financial Services		expire 6/27/18	28,464	$375,040	$687,690
Bankruptcy Management Solutions, Inc., Tranche B(f)	Financial Services		expire 6/27/19	30,654	342,295	612,160
Bankruptcy Management Solutions, Inc., Tranche C(f)	Financial Services		expire 6/27/20	45,981	468,803	818,922
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(i)	Financial Services		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(i)	Energy		expire 5/9/24	4,000	506,505	—
Oportun Financial Corporation (Progress Financial Corporation)	Financial Services		expire various	6,959,220	3,183,106	18,750,614
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	510,000

Total Equity Warrants/Options					5,575,199	21,379,386

TOTAL INVESTMENTS—156.4%					$1,114,217,610	1,235,636,316

OTHER ASSETS & LIABILITIES (NET)—(56.4)%						(445,731,325)

NET ASSETS—100.0%						$789,904,991

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing securities at March 31, 2015.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 82% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 81% of such senior secured loans have floors of 0.50% to 1.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2015 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							Three Months Ended March 31, 2015
Non-controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$3,000,000	$—	$(2,000,000)	$—	$1,000,000		$—	$90,411	$—	$—
Preferred Stock	8,379,450	162,031	—	(163,862)	8,377,619		—	—	—	162,030
AGY Holding Corp.:
Senior Secured Note	20,021,500	197,115	—	673,385	20,892,000		—	795,583	—	—
Senior Secured Loan	19,763,384	—	—	—	19,763,384		—	592,902	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	3,266,124	240,651	—	(224,349)	3,282,426		—	—	—	240,649
M&M Tradition Holdings Corp.
Common Stock	13,500,000	—	(5,000,000)	(8,500,000)	—	†	9,286,910	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	70,182,000	—	—	—	70,182,000		—	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	6,349,276	32,046	—	(32,048)	6,349,274		—	99,672	—	—
USI Senior Holdings, Inc.:
Common Stock	58,869,933	—	—	4,052,800	62,922,733		—	—	—	—
Preferred Stock	7,823,940	—	—	—	7,823,940		—	—	—	—

Totals	$211,155,607	$631,843	$(7,000,000)	$(4,194,074)	$200,593,376		$9,286,910	$1,578,568	$—	$402,679

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of March 31, 2015.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2015 represents 25.4% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 16.5% of the Company’s net assets at March 31, 2015.
(j)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(k)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of Westward Dough Holdings, LLC and thus a controlled investment.
(m)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							Three Months Ended March 31, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,875,837	$7,480	$(12,240)	$(7,111)	$1,863,966		$—	$29,236	$25,000	$—
Senior Secured Loan, First Lien, B	10,197,193	122,231	(75,046)	(111,730)	10,132,648		—	329,732	—	—
Common Stock	23,997,165	—	—	(77,446)	23,919,719		—	—	—	—
Warrants	2,206,924	—	—	(88,152)	2,118,772		—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	71,032,057	9,867,810	(10,588,888)	—	70,310,979		—	2,103,750	—	—
Preferred Stock	12,985,556	3,099,542	—	—	16,085,098		—	—	125,683	468,263
Common Stock	10,598,300	—	—	(87,630)	10,510,670		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	3,273,054	130,138	(6,582,092)	3,178,900	—	†	(6,377,901)	130,138	—	—
Senior Secured Loan	21,800,000	1,250,000	—	—	23,050,000		—	598,598	—	—
Preferred Stock	—	233,686	—	(28,609)	205,077		—	—	—	29,494
Common Stock	—	—	(665,783)	665,783	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	648,001	—	—
Senior Secured Loan, Second Lien	20,249,190	44,556	—	(544,536)	19,749,210		—	700,780	—	—
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	—	6,590,896		—	148,295	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	2,233,000	—	—	98,000	2,331,000		—	—	—	—

Totals	$214,323,427	$14,755,443	$(17,924,049)	$2,997,469	$214,152,290		$(6,377,901)	$4,688,530	$150,683	$497,757

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at March 31, 2015.

The aggregate fair value of controlled investments at March 31, 2015 represents 27.1% of the Company’s net assets.

(n)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(o)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 2.2% of interest income earned for the three months ended March 31, 2015. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(p)	This investment is deemed significant under the SEC Rule 4-08(g). At March 31, 2015 total assets of Gordon Brothers Finance Company were $253.2 million and net loss for the three months ended March 31, 2015 was $1.2 million. Gordon Brothers Finance Company commenced operations on October 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—13.0%
Advanced Lighting Technologies, Inc., First Lien(j)	Lighting	10.50%	6/1/19	$20,000,000	$19,661,100	$16,000,000
AGY Holding Corp., Second Lien(e)(j)	Glass Yarns/Fibers	11.00%	12/15/16	21,762,500	20,262,404	20,021,500
American Piping Products, Inc., Second Lien(j)	Distribution	12.88%	11/15/17	10,000,000	9,878,458	10,200,000
BPA Laboratories Inc., First Lien(j)	Healthcare Services	12.25%	4/1/17	35,078,000	34,506,945	35,078,000
New Gulf Resources, LLC, First Lien(j)	Energy	11.75%	5/15/19	21,000,000	20,830,917	20,160,000

Total Senior Secured Notes					105,139,824	101,459,500

Unsecured Debt—22.3%
Gordon Brothers Finance Company(g)(o)(q)	Specialty Finance	12.00%	10/31/21	71,032,057	71,032,057	71,032,057
Higginbotham Insurance Holdings, Inc.(o)	Insurance	9.75%	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(p)	Materials	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(g)(h)(k)(p)	Discount Stores	18.00%	7/11/17	6,546,107	6,451,954	3,273,054
SVP Worldwide Ltd.(h)(k)(p)	Consumer Products	14.00%	6/27/18	44,619,592	44,619,592	43,504,102

Total Unsecured Debt					178,853,603	174,559,213

Subordinated Debt—6.4%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	12.00%	9/30/15	3,000,000	3,000,000	3,000,000
Automobile Protection Corporation—APCO(o)	Insurance	9.76%	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(j)(p)	Energy	12.00%	11/15/19	4,248,000	3,766,802	2,124,000
The Pay-O-Matic Corp.(p)	Financial Services	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					52,166,802	50,524,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
SOURCEHOV, LLC, First Lien(o)	Business Services	7.75%	10/31/19	$5,000,000	$4,854,264	$4,854,264
SOURCEHOV, LLC, Second Lien(o)	Business Services	11.50%	4/30/20	5,000,000	4,802,376	4,802,376
Sur La Table, Inc., First Lien	Consumer Products	12.00%	7/28/17	50,000,000	50,000,000	50,500,000
U.S. Well Services, LLC, First Lien(o)	Energy	12.00%	5/2/19	43,395,839	43,395,839	43,395,839
United Subcontractors, Inc., First Lien(e)(o)(p)	Building and Construction	4.26%	6/30/15	6,349,276	6,295,586	6,349,276
Vertellus Specialties Inc., First Lien(o)	Specialty Chemicals	10.50%	10/31/19	54,862,500	54,862,500	54,862,500
Water Pik, Inc., Second Lien(o)	Consumer Products	9.75%	1/8/21	22,868,421	22,195,683	22,868,421
WBS Group LLC, First Lien(g)(o)	Software	9.50%	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(g)(o)	Software	10.50%	12/31/15	24,999,000	24,833,200	20,249,190
Westward Dough Operating Company, LLC, First Lien(g)	Restaurants	9.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					668,625,145	665,287,992

Preferred Stock—5.2%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	8.00%		750,000	8,215,588	8,379,450
KAGY Holding Company, Inc. (AGY Holding Corp.)(e)	Glass Yarns/Fibers	20.00%		22,960	5,954,917	3,266,124
Gordon Brothers Finance Company(g)(q)	Specialty Finance	13.50%		12,986	12,985,556	12,985,556
Progress Financial Corporation, Series F-1(d)	Financial Services			963,710	740,313	2,842,945
Progress Financial Corporation, Series G(d)	Financial Services			1,758,256	2,013,112	5,186,855
USI Senior Holdings, Inc. (United Subcontractors)(d)(e)	Building and Construction			260,798	5,374,317	7,823,940

Total Preferred Stock					35,283,803	40,484,870

Common Stock—13.7%(d)
Bankruptcy Management Solutions, Inc.(g)	Financial Services			368,790	16,654,505	23,997,165
DynaVox Inc.(l)	Augmentative Communication Products			272,369	758,069	13,618

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Gordon Brothers Finance Company(g)(q)	Specialty Finance			10,598	$10,598,300	$10,598,300
M & M Tradition Holdings Corp.(e)	Sheet Metal Fabrication			500,000	5,000,000	13,500,000
Red Apple Stores Inc.(g)(h)(i)(k)	Discount Stores			8,756,859	7,561,626	—
Tygem Holdings, Inc., Class A	Metals			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(e)	Building and Construction			260,798	9,019,888	58,869,933

Total Common Stock					49,592,388	106,979,016

Limited Partnership/Limited Liability Company Interests—12.6%
ECI Cayman Holdings, LP(d)(h)(j)(k)	Electronics			3,184	3,183,840	3,916,766
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	726,745	1,932,559
Marquette Transportation Company Holdings, LLC(d)(m)	Transportation			25,000	5,000,000	8,841,000
Marsico Holdings, LLC(d)(j)	Financial Services			91,445	1,848,077	5,487
Penton Business Media Holdings, LLC(d)(e)	Information Services			226	9,050,000	70,182,000
PG Holdco, LLC	Healthcare Services	15.00%		333	495,388	495,388
PG Holdco, LLC, Class A(d)	Healthcare Services			16,667	166,667	613,806
Sentry Security Systems Holdings, LLC(d)	Security Services			147,271	147,271	20,618
Sentry Security Systems Holdings, LLC	Security Services	8.00%		602,729	1,106,660	1,106,660
U.S. Well Services, LLC(j)(r)	Energy	8.00%		8,000	8,078,222	9,244,444
WBS Group LLC(d)(g)(n)	Software			100	1,000	—
Westward Dough Holdings, LLC, Class A(d)(g)	Restaurants			350,000	9,260,324	2,233,000

Total Limited Partnership/Limited Liability Company Interests					39,064,194	98,591,728

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—2.5%(d)
Bankruptcy Management Solutions, Inc., Tranche A(g)	Financial Services		expire 6/27/18	28,464	$375,040	$711,315
Bankruptcy Management Solutions, Inc., Tranche B(g)	Financial Services		expire 6/27/19	30,654	342,295	638,523
Bankruptcy Management Solutions, Inc., Tranche C(g)	Financial Services		expire 6/27/20	45,981	468,803	857,086
Facet Investment, Inc.	Medical Devices		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Financial Services		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(j)	Energy		expire 5/9/24	4,000	506,505	—
Progress Financial Corporation	Financial Services		expire various	6,959,220	3,183,106	17,054,745
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Gaming		expire 11/5/17	1,000	5,000	568,750

Total Equity Warrants/Options					5,575,199	19,830,419

TOTAL INVESTMENTS—160.8%					$1,134,300,958	1,257,716,738

OTHER ASSETS & LIABILITIES (NET)—(60.8)%						(475,757,570)

NET ASSETS—100.0%						$781,959,168

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing securities at December 31, 2014.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 82% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 81% of such senior secured loans have floors of 0.50% to 1.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2014 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$—	$7,395,373	$(4,395,373)	$—	$3,000,000		$—	$264,518	$—	$—
Preferred Stock	5,100,822	3,114,766	—	163,862	8,379,450		—	—	—	489,764
AGY Holding Corp.:
Senior Secured Note	19,151,000	799,894	—	70,606	20,021,500		—	3,193,769	—	—
Senior Secured Loan	7,964,650	11,798,734	—	—	19,763,384		—	1,287,111	—	—
BKC CLO 2014-1, Ltd.
Preferred Stock	—	6,972,000	(6,972,000)	—	—	†	423,373	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	4,732,950	938,398	—	(2,405,224)	3,226,124		—	—	—	938,396
M&M Tradition Holdings Corp.
Common Stock	9,250,000	—	—	4,250,000	13,500,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	36,441,130	—	—	33,740,870	70,182,000		—	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	5,015,119	1,361,655	—	(27,498)	6,349,276		—	343,999	—	—
USI Senior Holdings, Inc.:
Common Stock	21,575,553	5,205,607	—	32,088,773	58,869,933		—	—	—	—
Preferred Stock	6,262,254	1,561,682	—	4	7,823,940		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	5,208,213	801,577	(6,009,790)	—	—	†	—	—	—	801,578
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	13,394,600	—	(6,150,647)	(7,243,953)	—	†	14,086,551	—	—	—

Totals	$134,096,291	$39,949,686	$(23,527,810)	$60,637,440	$211,155,607		$14,509,924	$5,089,397	$—	$2,229,738

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2014.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2014 represents 27.0% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 16.4% of the Company’s net assets at December 31, 2014.
(k)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(l)	During the period DynaVox completed an exchange of the outstanding L.L.C. units into an equivalent number of common shares.
(m)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,596,458	$364,652	$(45,314)	$(39,959)	$1,875,837		$—	$113,543	$250,000	$—
Senior Secured Loan, First Lien, B	10,458,655	513,273	(304,033)	(470,702)	10,197,193		—	1,368,109	—	—
Common Stock	17,242,928	—	—	6,754,237	23,997,165		—	—	—	—
Warrants	1,193,880	—	—	1,013,044	2,206,924		—	—	—	—
ECI Holdco, Inc.
Common Stock	68,604,042	302,973	(23,380,670)	(45,526,345)	—	†	48,129,867	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	—	71,032,057	—	—	71,032,057		—	1,467,996	2,968,701	—
Preferred Stock	—	12,985,556	—	—	12,985,556		—	—	—	301,914
Common Stock	—	10,598,300	—	—	10,598,300		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	5,454,365	997,589	—	(3,178,900)	3,273,054		—	997,589	—	—
Senior Secured Loan	20,000,000	1,800,000	—	—	21,800,000		—	3,285,850	—	—
Common Stock	8,242,821	273,127	(954,322)	(7,561,626)	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	1,965,603	—	—
Senior Secured Loan, Second Lien	24,999,000	180,930	—	(4,930,740)	20,249,190		—	2,788,250	—	—
Limited Liability Co. Interest	6,056,783	—	—	(6,056,783)	—		—	868,021	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,656,805	—	—	(65,909)	6,590,896		—	438,661	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	4,781,000	—	—	(2,548,000)	2,233,000		—	—	—	—

Totals	$202,570,992	$99,048,457	$(24,684,339)	$(62,611,683)	$214,323,427		$48,129,867	$13,293,622	$3,218,701	$301,914

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2014.

The aggregate fair value of controlled investments at December 31, 2014 represents 27.4% of the Company’s net assets.

(o)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(p)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 2.4% of interest income earned for the year ended December 31, 2014. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(q)	This investment is deemed significant under the SEC Rule 4-08(g). At December 31, 2014 total assets of Gordon Brothers Finance Company were $265.2 million and net income for the period ended December 31, 2014 was $48.0 thousand. Gordon Brothers Finance Company commenced operations on October 31, 2014.
(r)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Notes to Consolidated Financial Statements (Unaudited)

1. Organization

BlackRock Capital Investment Corporation (the “Company”), formerly known as BlackRock Kelso Capital Corporation and subsidiaries was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

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

2. Significant accounting policies

Unaudited Interim Consolidated Financial Statements

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Company (“ASC 946”).

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. The subsidiaries hold investments which are treated as pass through entities for tax purposes. By investing through these 100% owned subsidiaries, the Company is able to benefit from corporate tax treatment for these entities and thereby create a tax structure that is more advantageous with respect to the RIC status of the Company. Transactions between the Company and subsidiaries, to the extent they occur, are eliminated in consolidation.

Investments

Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase. Realized gains or losses are measured by the difference between the net proceeds from the sale and the amortized cost basis of the investment. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses on the disposition of investments are calculated using the specific identification method.

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

In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Advisors LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the Consolidated Statements of Assets and Liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $16,733,543 and $15,675,925 as of March 31, 2015 and December 31, 2014, respectively.

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

Debt Issuance Costs

Debt issuance costs are amortized over the term of the related debt using the straight line method, which approximates the effective interest rate method.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which significantly amends the consolidation analysis required under current consolidation guidance. The amendments include changes to: (i) the VIE analysis for limited partnerships; (ii) the criteria for evaluating whether fees paid to a decision maker or a service provider are a variable interest; (iii) the effect of fee arrangements on the PB determination; (iv) the effect of related parties on the primary beneficiary determination; and (v) the consolidation evaluation for certain investment funds. This includes a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.

ASU 2015-02 and ASU 2015-03 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2015-02 and ASU 2015-03 permits early adoption in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact to the consolidated financial statements of adopting the provisions of ASU 2015-02 and ASU 2015-03.

3. Agreements and related party transactions

Investment management agreement

At a Special Meeting of the Company’s Stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC to permit the Advisor to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Company’s prior investment adviser, BlackRock Kelso Capital Advisors LLC, to the Advisor (the “Transaction”). The Transaction was completed on March 6, 2015 and, pursuant to the new investment management agreement, dated as of March 6, 2015, the Company’s investment activities are currently managed by the Advisor. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with BlackRock Kelso Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous agreement”. The Company’s current investment management agreement has the same management and incentive fees as the previous agreement until March 6, 2017 and thereafter will have different management and incentive fees.

Base Management Fee

Under the current investment management agreement, the Advisor, subject to the overall supervision of the Board of Directors, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, the Advisor receives, until March 6, 2017, a base management fee at an annual rate of 2.0% of total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, the Advisor will receive a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on total asset valuation at the end of the prior quarter.

The investment management agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons.

For the three months ended March 31, 2015 and 2014, the Advisor earned $6,370,630 and $6,160,619, respectively, in in base management fees under the investment management agreement.

Incentive Management Fee Until March 6, 2017

The current investment management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee (the “Incentive Fee”) as described below under certain circumstances until March 6, 2017. The Incentive Fee is calculated in the same manner as the incentive fee in the previous investment management agreement. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period, and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2015 and 2014 was determined by reference to the four quarter periods ended on March 31, 2015 and 2014, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

The hurdle rate for each measurement period is 2.0% multiplied by net asset values at the beginning of each calendar quarter during the measurement period, calculated after giving effect to any distributions that occurred during the measurement period. A portion of the Incentive Fee is based on income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income Until March 6, 2017

For each trailing four quarters’ period, the Company will pay the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss), during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains / losses during the period, is in excess of (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

It should be noted that net realized capital gains / losses during the period are calculated as the proceeds received upon disposition less the fair market value as of the beginning of the measurement period. Since this calculation is not cumulative, but rather performed on a trailing four quarters period, fluctuations in fair market values are captured in net unrealized appreciation and depreciation of prior measurement periods.

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

For the three months ended March 31, 2015 and 2014, the Advisor earned $11,061 and zero respectively, in Incentive Fees based on income from the Company.

Annual Incentive Fee Based on Capital Gains Until March 6, 2017

The portion of the Incentive Fee based on capital gains is calculated and paid on an annual basis beginning on July 1 of each annual period and ending on June 30 of the next calendar year. The portion of Incentive Fee based on capital gains is calculated in the same manner as such portion of the incentive fee in the prior investment management agreement. For each annual period, the Company pays the Advisor an Incentive Fee on capital gains based on the amount by which (A) net realized capital gains, if any, are in excess of gross unrealized capital depreciation, if any, occurring during the period exceeds (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

It should be noted that net realized capital gains during the period are calculated as the proceeds received upon disposition in excess of the lower of each security’s amortized cost or fair market value as of the beginning of the measurement period. Since this calculation is not cumulative, but rather performed on an annual period commencing each July 1, any unrealized depreciation on a security, if any, will be captured in the gross unrealized depreciation of a prior period.

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

In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, we account for assets on a security-by-security basis. In addition the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains incentive fee that would be payable at each measurement date. If such amount is positive at the end of the period, then record a capital gains incentive fee equal to 20% of such amount, less the amount of capital gains related incentive fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may result in an additional expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment management agreement. Amounts actually paid will be consistent with the Advisers Act which specifically excludes consideration of unrealized capital appreciation.

The capital gains fees due to the Advisor as calculated under the investment management agreement as described above, for the three months ended March 31, 2015 and 2014 were zero. In accordance with GAAP, the hypothetical liquidation for the three months ended March 31, 2015 and 2014, resulted in a capital gains incentive fee accrual of $1,366,846 and $3,459,865, respectively. The cumulative balances at March 31, 2015 and 2014 was $28,901,616 and $29,213,949, respectively.

Incentive Management Fee After March 6, 2017. After March 6, 2017, the investment management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee (the “Incentive Fee”) under certain circumstances. The Incentive Fee has two parts. The first portion of the Incentive Fee is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. The Company will pay the Advisor the portion of the Incentive Fee based on income for each period as follows:

•	(i) No Incentive Fee based on income other than capital gains for any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed 1.75% (7.00% annualized) of net assets attributable to common stock at the beginning of such quarter.

•	(ii) 100% of the Pre-Incentive Fee Net Investment Income in any calendar quarter with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, for such calendar quarter, that exceeds 1.75% (7.00% annualized) of net assets attributable to common stock at the beginning of such quarter but is less than 2.1875% (8.75% annualized).

•	(iii) 20% of the Pre-Incentive Fee Net Investment Income, if any, for any calendar quarter, that exceeds 2.1875% (8.75% annualized) of net assets attributable to common stock at the beginning of such quarter.

The payment of any such Incentive Fee based on income otherwise earned by the Advisor will be deferred if, for the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the Annualized Rate of Return is less than 7.0% of net assets attributable to common stock at the beginning of such four quarter period as adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such four full calendar quarter period, with any deferred Incentive Fees to be carried over for payment in subsequent quarterly calculation periods to the extent such payment can then be made in accordance with the investment management agreement.

Annual Incentive Fee Based on Capital Gains After March 6, 2017

The second portion of the Incentive Fee is based on capital gains and is calculated separately for each Annual Period. The Advisor will be entitled to receive an Incentive Fee based on capital gains for each Annual

Period in an amount equal to 20% of the amount by which (1) net realized capital gains occurring during the period, if any, exceeds (2) its unrealized capital depreciation, if any, occurring during the period. In calculating the portion of the Incentive Fee based on capital gains payable for any period, investments are accounted for on a security-by-security basis. In addition, the portion of the Incentive Fee based on capital gains is determined using the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses for the period and unrealized capital depreciation for the period.

For purposes of calculating the Incentive Fee, (i) “Annual Period” means the period beginning on July 1 of each calendar year, including the calendar year prior to the year in which the investment management agreement became effective, and ending on June 30 of the next calendar year; (ii) “Annualized Rate of Return” is computed by reference to the sum of (i) the aggregate distributions to common stockholders for the period in question and (ii) the change in net assets attributable to common stock (before taking into account any Incentive Fees otherwise payable during such period); (iii) “net assets attributable to common stock” means total assets less indebtedness and preferred stock; and (iv) “Pre-Incentive Fee Net Investment Income” means net investment income (as determined in accordance with United States generally accepted accounting principles) accrued by the Company during the calendar quarter excluding any accruals for or payments in respect of the Incentive Fee.

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement and provided to the Company. For the three months ended March 31, 2015 and 2014, the Company incurred $202,307 and $532,806, respectively, for such investment advisor expenses under the investment management agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for the three months ended March 31, 2015 and 2014 were $925,711 and $786,457, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for services as a director of the Company. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2015 and 2014, the Company incurred $731,697 and $154,421, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at March 31, 2015.

At December 31, 2014, previous adviser, BlackRock Kelso Capital Advisors, owned and had the right to vote approximately 244,000 shares of the Company’s common stock, representing less than 1.0% of the total shares outstanding. At December 31, 2014, under compensation arrangements for its officers and employees the previous Advisor owned of record but did not have the right to vote an additional 61,000 shares of the Company’s common stock.

At March 31, 2015 and December 31, 2014, other entities affiliated with the Administrator and Advisor beneficially owned approximately 3,383,000 and 3,383,000 shares, respectively, of the Company’s common stock, representing approximately 4.5% and 4.5%, respectively, of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015	Three months ended March 31, 2014
Earnings per share – basic:
Net increase in net assets resulting from operations	$22,655,619	$22,916,519
Weighted average shares outstanding – basic	74,664,007	74,517,547
Earnings per share – basic:	$0.30	$0.31
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$22,655,619	$22,916,519
Adjustments for interest on unsecured convertible senior notes	1,641,955	1,641,956

Net increase in net assets resulting from operations, as adjusted	$24,297,574	$24,558,475
Weighted average shares outstanding – diluted	84,560,734	84,414,275
Earnings per share – diluted:	$0.29	$0.29

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2015 and 2014 totaled $46,299,992 and $62,955,147, respectively. Sales, repayments and other exits of investments for the three months ended March 31, 2015 and 2014 totaled $74,874,153 and $188,032,090, respectively.

At March 31, 2015, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$105,441,550	$102,530,000
Unsecured debt	172,015,218	170,217,049
Subordinated debt	29,791,550	28,548,800
Senior secured loans:
First lien	326,404,134	326,246,120
Second/other priority lien	357,692,522	352,000,865

Total senior secured loans	684,096,656	678,246,985

Preferred stock	39,019,713	44,457,232
Common stock	43,926,605	97,364,017
Limited partnership/limited liability company interests	34,351,119	92,892,847
Equity warrants/options	5,575,199	21,379,386

Total investments	$1,114,217,610	$1,235,636,316

At December 31, 2014, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$105,139,824	$101,459,500
Unsecured debt	178,853,603	174,559,213
Subordinated debt	52,166,802	50,524,000
Senior secured loans:
First lien	336,770,357	338,268,867
Second/other priority lien	331,854,788	327,019,125

Total senior secured loans	668,625,145	665,287,992

Preferred stock	35,283,803	40,484,870
Common stock	49,592,388	106,979,016
Limited partnership/limited liability company interests	39,064,194	98,591,728
Equity warrants/options	5,575,199	19,830,419

Total investments	$1,134,300,958	$1,257,716,738

Industry Composition

The industry composition of the portfolio at fair value at March 31, 2015 and December 31, 2014 was as follows:

Industry	March 31, 2015	December 31, 2014
Consumer Products	14.3%	14.1%
Financial Services	13.2	14.2
Energy	10.9	10.9
Healthcare	10.0	10.3
Chemicals	10.0	9.8
Personal and Other Services	8.0	8.0
Building and Real Estate	7.9	7.4
Printing, Publishing and Media	5.9	5.8
Manufacturing	5.8	6.8
Business Services	4.7	4.6
Defense	3.6	3.6
Distribution	2.8	0.8
Retail	1.9	2.0
Beverage, Food and Tobacco	0.7	0.7
Electronics	0.3	0.3
Containers and Packaging	—	0.7

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2015 was United States 97.0%, Canada 1.9% and the Cayman Islands 1.1%, and at December 31, 2014 was United States 96.8%, Canada 2.0% and the Cayman Islands 1.2%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2015 or December 31, 2014.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2015 and December 31, 2014 represents 2.7% and 2.5%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2015 and December 31, 2014 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of March 31, 2015, the Company’s asset coverage was 266%.

On March 27, 2014, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $405,000,000. The Credit Facility has a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.25%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

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

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of BlackRock Capital Investment Corporations’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

The Company’s outstanding debt as of March 31, 2015 and December 31, 2014 was as follows:

	As of
	March 31, 2015					December 31, 2014
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$405,000,000	(2)	$168,000,000	$168,000,000		$405,000,000	(2)	$144,000,000	$144,000,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	114,288,395	(3)	115,000,000		115,000,000	114,227,689	(4)
Term Loan	15,000,000		15,000,000	15,000,000		15,000,000		15,000,000	15,000,000

	$710,000,000		$473,000,000	$472,288,395		$710,000,000		$449,000,000	$448,227,689

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $711,605 as of March 31, 2015.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes was $772,311 as of December 31, 2014.

At March 31, 2015, the Company had $168,000,000 drawn on the Credit Facility versus $144,000,000 at December 31, 2014. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $231,750,000 at March 31, 2015, incorporating the standby letter of credit as described in Note 9 and $261,000,000 at December 31, 2014.

The Company’s average outstanding debt balance during the three months ended March 31, 2015 and 2014 was $460,536,157 and $482,367,741, respectively. The maximum amounts borrowed during the three months ended March 31, 2015 and 2014 were $478,288,395 and $517,042,201, respectively.

The weighted average annual interest cost for the three months ended March 31, 2015 and 2014 was 4.95% and 4.91%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility, the Senior Secured Notes, the Convertible Notes and the Term Loan. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the three months ended March 31, 2015 and 2014 were $242,157 and $162,321, respectively.

At March 31, 2015, the Company was in compliance with all covenants required under the Credit Facility, the Senior Secured Notes and the Term Loan.

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

In April 2014, the repurchase plan was further extended through the earlier of June 30, 2015 or until the approved number of shares has been repurchased. During the three months ended March 31, 2015 and 2014 the Company did not purchase common stock on the open market. Since inception of the repurchase plan through

March 31, 2015, the Company has purchased 1,758,615 shares of its common stock on the open market for $12,283,985, including brokerage commissions. At March 31, 2015, the total number of remaining shares authorized for repurchase was 998,035. The Company currently holds the shares it repurchased in treasury.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. On March 24, 2015 the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc in the amount of $5,250,000. No amounts were drawn at March 31, 2015. There were no such guarantees outstanding at March 31, 2014.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility, Senior Secured Notes, Convertible Notes and Term Loan is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility Senior Secured Notes, Convertible Notes and Term Loan would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$168,000,000	$166,320,000	$144,000,000	$142,560,000
Senior Secured Notes	175,000,000	182,558,030	175,000,000	183,890,750
Convertible Notes	114,288,395	118,574,210	114,227,689	115,655,535
Term Loan	15,000,000	14,925,000	15,000,000	14,925,000

Total	$472,288,395	$482,377,240	$448,227,689	$457,031,285

The following tables summarize the fair values of the Company’s investments, forward foreign currency contracts and cash and cash equivalents based on the inputs used at March 31, 2015 and December 31, 2014 in determining such fair values:

		Fair Value Inputs at March 31, 2015
	Fair Value at March 31, 2015	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$102,530,000	$—	$—	$102,530,000
Unsecured debt	170,217,049	—	—	170,217,049
Subordinated debt	28,548,800	—	—	28,548,800
Senior secured loans	678,246,985	—	—	678,246,985
Preferred stock	44,457,232	—	—	44,457,232
Common stock	97,364,017	—	—	97,364,017
Limited partnership/limited liability company interests	92,892,847	—	—	92,892,847
Equity warrants/options	21,379,386	—	—	21,379,386

Total investments	1,235,636,316	—	—	1,235,636,316
Cash and cash equivalents	45,335,615	45,335,615	—	—

Total	$1,280,971,931	$45,335,615	$—	$1,235,636,316

		Fair Value Inputs at December 31, 2014
	Fair Value at December 31, 2014	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$101,459,500	$—	$—	$101,459,500
Unsecured debt	174,559,213	—	—	174,559,213
Subordinated debt	50,524,000	—	—	50,524,000
Senior secured loans	665,287,992	—	—	665,287,992
Preferred stock	40,484,870	—	—	40,484,870
Common stock	106,979,016	—	—	106,979,016
Limited partnership/limited liability company interests	98,591,728	—	—	98,591,728
Equity warrants/options	19,830,419	—	—	19,830,419

Total investments	1,257,716,738	—	—	1,257,716,738
Cash and cash equivalents	10,326,174	10,326,174	—	—

Total	$1,268,042,912	$10,326,174	$—	$1,257,716,738

The valuation techniques used at March 31, 2015 and December 31, 2014 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,229,057,923 and $1,251,086,872 as of March 31, 2015 and December 31, 2014, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended March 31, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2014	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2015
Senior secured notes	$101,459,500	$301,726	$—	$768,774	$—	$—	$—	$102,530,000
Unsecured debt	174,559,213	—	(6,377,901)	2,496,221	10,332,595	(10,793,079)	—	170,217,049
Subordinated debt	50,524,000	24,748	—	400,052	—	(22,400,000)	—	28,548,800
Senior secured loans	665,287,992	483,264	237,345	(2,512,518)	31,944,562	(17,193,660)	—	678,246,985
Preferred stock	40,484,870	—	—	236,452	3,735,910	—	—	44,457,232
Common stock	106,979,016	—	9,215,196	(3,949,216)	—	(14,880,979)	—	97,364,017
Limited partnership/ LLC Interest	98,591,728	—	5,272,219	(985,806)	286,925	(10,272,219)	—	92,892,847
Equity warrants/options	19,830,419	—	—	1,548,967	—	—	—	21,379,386

Total investments	$1,257,716,738	$809,738	$8,346,859	$(1,997,074)	$46,299,992	$(75,539,937)	$—	$1,235,636,316

The following is a reconciliation for the three months ended March 31, 2014 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2013	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2014
Senior secured notes	$226,685,176	$402,286	$354,905	$(1,132,104)	$—	$(57,413,638)	$—	$168,896,625
Unsecured debt	118,531,084	—	—	—	665,331	—	—	119,196,415
Subordinated debt	78,395,314	—	—	(408,000)	—	—	—	77,987,314
Senior secured loans	527,203,698	469,920	(3,531,997)	4,763,008	48,492,500	(74,021,421)	—	503,375,708
Preferred stock	24,872,259	—	—	(338,054)	5,507,412	—	—	30,041,617
Common stock	143,355,344	—	23,923,415	(5,006,518)	8,253,481	(41,446,732)	—	129,078,990
Limited partnership/ LLC Interest	68,364,016	—	(1,750)	1,996,365	36,423	(758,069)	—	69,636,985
Equity warrants/options	30,565,573	—	13,082,672	(21,062,916)	—	(14,697,932)	—	7,887,397

Total investments	$1,217,972,464	$872,206	$33,827,245	$(21,188,219)	$62,955,147	$(188,337,792)	$—	$1,106,101,051

There were no transfers between Levels during the three months ended March 31, 2015 and 2014. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) of Level 3 assets that were still held by the Company at March 31, 2015 and March 31, 2014 were $7,565,078 and $5,292,194, respectively.

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

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in an decrease or increase in the fair value measurement. Included in the consideration and selection of discount rates or market yields are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2015 were as follows:

EBITDA Multiples:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	5.10x	5.93x	5.52x
Subordinated debt	0.80x	0.90x	0.85x
Senior secured loans	5.70x	6.64x	6.17x
Preferred stock	5.38x	6.06x	5.72x
Common stock	6.28x	7.01x	6.64x
Limited partnerships/LLC interest	8.66x	9.46x	9.06x
Equity warrants/options	6.62x	7.34x	6.98x

Market Yields:
Senior secured notes	14.10%	15.70%	14.90%
Unsecured debt	13.81%	14.31%	14.06%
Subordinated debt	10.63%	11.38%	11.00%
Senior secured loans	10.59%	11.51%	11.05%
Preferred stock	13.50%	13.50%	13.50%
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2014 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	5.03x	5.86x	5.45x
Subordinated debt	4.50x	5.50x	5.00x
Senior secured loans	5.68x	6.62x	6.15x
Preferred stock	5.42x	6.06x	5.74x
Common stock	7.84x	8.79x	8.32x
Limited partnerships/LLC interest	8.04x	8.80x	8.42x
Equity warrants/options	6.35x	7.12x	6.73x

Market Yields:
Senior secured notes	14.40%	16.00%	15.20%
Unsecured debt	13.92%	14.75%	14.33%
Subordinated debt	11.42%	12.58%	12.00%
Senior secured loans	10.57%	11.54%	11.06%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2015	Three months ended March 31, 2014
Per Share Data:
Net asset value, beginning of period	$10.49	$9.54

Net investment income	0.20	0.15
Net realized and unrealized gain	0.10	0.16

Total from investment operations	0.30	0.31
Distributions to stockholders from net investment income	(0.21)	(0.26)

Net increase (decrease) in net assets	0.09	0.05

Net asset value, end of period	$10.58	$9.59

Market price, end of period	$9.06	$9.17

Total return(1)(2)	13.47%	1.17%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	5.13%	6.89%
Ratio of interest and other debt related expenses to average net assets(3)	3.29%	3.78%

Ratio of total expenses to average net assets(3)(5)	8.42%	10.67%
Ratio of net investment income to average net assets(3)	7.56%	6.41%
Net assets, end of period	$789,904,991	$714,290,246
Average debt outstanding	$460,536,157	$482,367,741
Weighted average shares outstanding	74,664,007	74,517,547
Average debt per share(6)	$6.17	$6.47
Portfolio turnover	4%	16%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding capital gains incentive fee for the three months ended March 31, 2015 and 2014 is 4.43% and 4.89%, respectively.
(5)	Ratio excluding capital gains incentive fee for the three months ended March 31, 2015 and 2014 is 7.72% and 8.67%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On April 30, 2015, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on July 2, 2015 to stockholders of record at the close of business on June 18, 2015.

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

In addition to factors previously identified elsewhere in the reports BlackRock Capital Investment Corporation has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

At March 31, 2015:

Investment Portfolio: $1,281.0 million

Net Assets: $789.9 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $472.3 million

Net Asset Value per share: $10.58

Portfolio Activity for the Three Months Ended March 31, 2015:

Cost of investments during period, including PIK: $46.3 million

Sales, repayments and other exits during period: $74.9 million

Number of portfolio companies at end of period: 45

Operating Results for the Three Months Ended March 31, 2015:

Net investment income per share: $0.20

Distributions declared per share: $0.21

Basic earnings per share: $0.30

Net investment income: $14.6 million

Net realized and unrealized gains: $8.0 million

Net increase in net assets from operations: $22.7 million

Net investment income per share, as adjusted1: $0.21

Basic earnings per share, as adjusted1: $0.32

Net investment income, as adjusted1: $15.7 million

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

Portfolio and investment activity

We invested $46.3 million during the three months ended March 31, 2015. The investments consisted primarily of senior secured loans secured by first liens ($5.9 million, or 12.8%), or second liens ($26.0 million, or 56.2%), unsecured or subordinated debt securities and equity securities ($14.4 million, or 31.0%). Additionally, we received proceeds from sales/repayments and other exits of approximately $74.9 million during the three months ended March 31, 2015.

At March 31, 2015, our portfolio of $1,281.0 million (at fair value) consisted of 45 portfolio companies and was invested 53% in senior secured loans, 20% in equity investments, 15% in unsecured or subordinated debt securities, 8% in senior secured notes, and 4% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $30.5 million at March 31, 2015. Our largest portfolio company investment by value was approximately $70.3 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at March 31, 2015. At December 31, 2014, our portfolio of $1,268.0 million (at fair value) consisted 47 portfolio companies was invested 52% in senior secured loans, 21% in equity investments, 18% in unsecured or subordinated debt securities, 8% in senior secured notes, and 1% in cash and cash equivalents. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $29.4 million at December 31, 2014. Our largest portfolio company investment by value was approximately $71.0 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2014.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.7% at March 31, 2015 and 11.7% at December 31, 2014. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.2% and 13.0%, respectively, at March 31, 2015, versus 11.3% and 12.9%, respectively, at December 31, 2014. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.5% at March 31, 2015 and 11.6% at December 31, 2014. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.1% and 12.7%, respectively, at March 31, 2015, versus 11.2% and 12.5%, respectively, at December 31, 2014. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.32 at March 31, 2015 and 1.27 at December 31, 2014. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Grade 1	$924,151,307	$980,351,780
Grade 2	245,503,717	242,173,859
Grade 3	43,156,070	11,074,000
Grade 4	22,315,222	23,548,349
Not Rated	510,000	568,750

Total investments	$1,235,636,316	$1,257,716,738

Results of operations

Results comparisons for the three months ended March 31, 2015 and 2014.

Investment income

Investment income totaled $30,919,412 and $29,566,878, respectively, for the three months ended March 31, 2015 and 2014, of which $18,921,192 and $16,084,881 were attributable to interest and fees on senior secured loans, $10,848,861 and $12,919,049 to interest and fees earned on other debt securities, $1,102,048 and $562,086 to dividends from preferred equity securities, $818 and $862 to interest earned on cash equivalents and $46,493 and zero to other income, respectively. For the three months ended March 31, 2015 and 2014 investment income included fees of $224,410 and $907,500, respectively. Interest income earned was comprised of cash interest of approximately 98% as well as PIK interest of approximately 2% for the three months ended March 31, 2015. The increase in investment income for the three months ended March 31, 2015 was primarily due to an increase in interest income.

Expenses

Expenses for the three months ended March 31, 2015 and 2014 were $16,295,835 and $18,472,683, respectively, which consisted of $6,370,630 and $6,160,619 in base management fees, $5,857,620 and $6,001,208 in interest and credit facility fees related to our debt, $1,377,907 and $3,459,865 in incentive management fees, $731,697 and $155,460 in administrative services, $513,357 and $544,599 in amortization of debt issuance costs, $438,641 and $727,601 in professional fees, $202,307 and $532,806 in investment advisor expenses, $173,500 and $173,500 in director fees, and $630,176 and $717,025 in other expenses, respectively. The decrease in expenses for the three months ended March 31, 2015 was primarily due to a decrease in incentive management fees.

Net investment income

Net investment income was $14,623,577 and $11,094,195 for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily a result of an increase in interest income and a decrease in incentive management fees.

Net realized gain or loss

Net realized gain of $8,346,859 for the three months ended March 31, 2015 was mainly the result of realized gains on the sales of M&M Tradition Holdings Corp. and Marquette Transportation Company Holdings, LLC, offset by a realized loss on the restructuring of Red Apple Stores Inc. Net realized gain of $33,827,245 for the three months ended March 31, 2014 was mainly the result of realized gains on the sale of Arclin Cayman Holdings, Ltd. (“Arclin”).

Net unrealized appreciation or depreciation

For the three months ended March 31, 2015 and 2014, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $314,817 and a decrease in net unrealized appreciation of $22,004,921, respectively. The decrease in net unrealized appreciation for the three months ended March 31, 2015 was primarily due to the reversal of unrealized appreciation previously reported on M&M Tradition Holdings Corp. and Marquette Transportation Company Holdings LLC offset by an increase in portfolio company fair market value. The decrease in net unrealized appreciation for the three months ended March 31, 2014 was due to the reversal of unrealized appreciation previously reported on Arclin.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended March 31, 2015 and 2014 was $22,655,619 and $22,916,519, respectively. The decrease in the current period is primarily attributed to the decrease in realized gains, offset by an increase in net investment income.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
GAAP Basis:
Net Investment Income	$14,623,577	$11,094,195
Net Investment Income per share	0.20	0.15
Addback: GAAP incentive management fee expense based on Gains	1,366,846	3,459,865
Addback: GAAP incentive management fee expense based on Income	11,061	—
Pre-Incentive Fee[1]:
Net Investment Income	$16,001,484	$14,554,060
Net Investment Income per share	0.21	0.20
Less: Incremental incentive management fee expense based on Income	288,268	277,207
As Adjusted[2]:
Net Investment Income	$15,713,216	$14,276,853
Net Investment Income per share	0.21	0.19

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

Financial condition, liquidity and capital resources

During the three months ended March 31, 2015, we generated operating cash flows primarily from loan repayments, interest earned and fees received on senior secured loans and other debt securities

Net cash provided by operating activities during the three months ended March 31, 2015 was $25,632,342. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $22,655,619, and net proceeds from repayments, net of purchases, including PIK of $28,574,161.

Net cash provided by financing activities during the three months ended March 31, 2015 was $9,377,099. Our primary source of cash from financing activities was $24,060,706 in proceeds from debt repayments, net of borrowings under the Credit Facility. An additional use of cash for financing activities was $14,683,607 of distributions.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2015 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$168.0	$—	$—	$168.0	$—
Term Loan	15.0	—	—	15.0	—
Senior Secured Notes	175.0	158.0	17.0	—	—
Convertible Notes	114.3	—	114.3	—	—
Interest and Credit Facility Fees Payable	3.6	3.6	—	—	—

(1)	At March 31, 2015, $231.8 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. On March 24, 2015 the Company entered into a standby letter of credit on behalf of Red Apple Stores, Inc in the amount of $5,250,000. No amounts were drawn at March 31, 2015. There were no such guarantees outstanding at March 31, 2014.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since March 2013.

Distributions Amount Per Share Outstanding	Record Date	Payment Date
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the three months ended March 31, 2015 and 2014, distributions reinvested pursuant to our dividend reinvestment plan totaled $971,399 and $1,044,638, respectively.

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

Recent developments

On April 30, 2015, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on July 2, 2015 to stockholders of record at the close of business on June 18, 2015.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2015, 70% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2015, the percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 63%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the three months ended March 31, 2015 and 2014, we did not engage in any interest rate hedging activity.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: April 30, 2015	By:	/s/ Steven Sterling
Steven Sterling
Chief Executive Officer

Date: April 30, 2015	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer and Treasurer