Form 10-Q
period 2015-06-30
BlackRock Capital Investment Corp
filed 2015-07-29
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at July 28, 2015 was 74,672,960

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART 1. CONSOLIDATED FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $808,092,836 and $813,962,545)	$807,259,787	$832,237,704
Non-controlled, affiliated investments (cost of $60,776,955 and $91,936,084)	63,137,200	211,155,607
Controlled investments (cost of $216,576,337 and $228,402,329)	214,742,150	214,323,427

Total investments at fair value (cost of $1,085,446,128 and $1,134,300,958)	1,085,139,137	1,257,716,738
Cash and cash equivalents	55,614,803	10,326,174
Receivable for investments sold	10,134,292	10,360,202
Interest receivable	14,804,881	13,419,032
Prepaid expenses and other assets	8,593,783	10,233,677

Total Assets	$1,174,286,896	$1,302,055,823

Liabilities
Payable for investments purchased	$19,200,000	$—
Debt	304,349,775	448,227,689
Interest payable	7,562,985	7,918,429
Distributions payable	15,702,954	15,655,007
Base management fees payable	6,536,268	5,749,219
Incentive management fees payable	28,218,895	37,507,592
Accrued administrative services	480,000	241,500
Other accrued expenses and payables	2,402,910	4,797,219

Total Liabilities	384,453,787	520,096,655

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 76,534,581 and 76,306,237 issued and 74,775,966 and 74,547,622 outstanding	76,535	76,306
Paid-in capital in excess of par	881,824,156	879,959,915
Distributions in excess of taxable net investment income	(14,198,590)	(15,675,925)
Accumulated net realized loss	(63,768,478)	(190,427,433)
Net unrealized appreciation (depreciation)	(1,816,529)	120,310,290
Treasury stock at cost, 1,758,615 and 1,758,615 shares held	(12,283,985)	(12,283,985)

Total Net Assets	789,833,109	781,959,168

Total Liabilities and Net Assets	$1,174,286,896	$1,302,055,823

Net Asset Value Per Share	$10.56	$10.49

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$23,398,679	$23,223,780	$46,724,535	$47,311,844
Non-controlled, affiliated investments	1,443,669	1,107,545	3,022,237	2,209,557
Controlled investments	4,642,976	2,972,879	9,331,506	5,880,095

Total interest income	29,485,324	27,304,204	59,078,278	55,401,496

Fee income:
Non-controlled, non-affiliated investments	1,889,806	5,789,805	1,963,533	6,597,305
Non-controlled, affiliated investments	—	—	—	—
Controlled investments	25,000	100,000	175,683	200,000

Total fee income	1,914,806	5,889,805	2,139,216	6,797,305

Dividend income:
Non-controlled, non-affiliated investments	200,135	37,183	401,747	71,858
Non-controlled, affiliated investments	407,162	530,567	809,841	1,057,978
Controlled investments	760,234	—	1,257,991	—

Total dividend income	1,367,531	567,750	2,469,579	1,129,836

Total investment income	32,767,661	33,761,759	63,687,073	63,328,637

Expenses:
Base management fees	6,536,268	6,109,949	12,906,898	12,270,568
Interest and credit facility fees	5,688,759	5,614,533	11,546,379	11,615,741
Incentive management fees	(342,635)	2,968,924	1,035,272	6,428,789
Professional fees	701,011	372,763	1,139,652	1,100,364
Amortization of debt issuance costs	519,062	519,071	1,032,419	1,063,670
Administrative services	385,054	131,667	1,116,751	287,127
Investment advisor expenses	202,306	576,468	404,613	1,109,274
Director fees	163,000	163,000	336,500	336,500
Other	676,929	874,059	1,307,105	1,591,084

Total expenses	14,529,754	17,330,434	30,825,589	35,803,117

Net Investment Income	18,237,907	16,431,325	32,861,484	27,525,520

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	18,424,703	565,806	23,862,553	34,393,051
Non-controlled, affiliated investments	112,094,498	—	121,381,408	—
Controlled investments	(12,207,105)	48,430,920	(18,585,006)	48,430,920

Net realized gain (loss)	118,312,096	48,996,726	126,658,955	82,823,971

Net change in unrealized appreciation or (depreciation) on:
Non-controlled, non-affiliated investments	(18,516,464)	2,040,958	(16,968,893)	(23,299,061)
Non-controlled, affiliated investments	(112,665,204)	11,583,803	(116,859,278)	14,258,952
Controlled investments	9,247,246	(48,458,889)	12,244,715	(47,493,238)
Foreign currency translation	122,420	273,127	(543,363)	(32,575)

Net change in unrealized appreciation or (depreciation)	(121,812,002)	(34,561,001)	(122,126,819)	(56,565,922)

Net realized and unrealized gain (loss)	(3,499,906)	14,435,725	4,532,136	26,258,049

Net Increase in Net Assets Resulting from Operations	$14,738,001	$30,867,050	$37,393,620	$53,783,569

Net Investment Income Per Share—basic	$0.24	$0.22	$0.44	$0.37

Earnings Per Share—basic	$0.20	$0.41	$0.50	$0.72

Weighted-Average Shares Outstanding—basic	74,773,688	74,534,449	74,719,150	74,526,045

Net Investment Income Per Share—diluted	$0.24	$0.21	$0.43	$0.36

Earnings Per Share—diluted	$0.19	$0.39	$0.48	$0.68

Weighted-Average Shares Outstanding—diluted	84,670,416	84,431,176	84,615,878	84,422,772

Distributions Declared Per Share	$0.21	$0.21	$0.42	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Net Increase in Net Assets Resulting from Operations:
Net investment income	$32,861,484	$27,525,520
Net realized gain (loss)	126,658,955	82,823,971
Net change in unrealized appreciation or depreciation	(122,126,819)	(56,565,922)

Net increase in net assets resulting from operations	37,393,620	53,783,569

Distributions to Stockholders from:
Net investment income	(31,384,148)	(35,009,268)

Capital Share Transactions:
Reinvestment of distributions	1,864,469	2,260,542
Purchases of treasury stock	—	(1,779,619)

Net increase in net assets resulting from capital share transactions	1,864,469	480,923

Total Increase in Net Assets	7,873,941	19,255,224
Net assets at beginning of period	781,959,168	709,704,341

Net assets at end of period	$789,833,109	$728,959,565

Capital Share Activity:
Shares issued from reinvestment of dividends	228,344	255,755
Shares from purchases of treasury stock	—	(210,248)

Net increase in shares outstanding	228,344	45,507

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net increase in net assets resulting from operations	$37,393,620	$53,783,569
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(4,917,886)	(2,484,134)
Net amortization on investments	(1,589,667)	(1,674,997)
Amortization of debt issuance costs	1,032,419	1,063,670
Net change in unrealized on investments	121,583,456	56,533,347
Net change in unrealized on foreign currency translation	543,363	32,575
Net realized (gain) loss on investments	(126,658,955)	(82,823,971)
Changes in operating assets:
Purchase of investments	(131,708,326)	(150,990,589)
Proceeds from disposition of investments	313,186,301	380,512,860
Change in receivable for investments sold	225,910	10,946,466
Change in interest receivable	(1,385,849)	(314,529)
Change in prepaid expenses and other assets	607,475	(282,736)
Changes in operating liabilities:
Change in payable for investments purchased	19,200,000	(15,729,291)
Change in interest payable	(355,444)	(323,317)
Change in management fees payable	787,049	306,452
Change in incentive management fees payable	(9,288,697)	(2,542,331)
Change in accrued administrative services	238,500	(137,340)
Change in other accrued expenses and payables	(254,994)	605,670

Net cash provided by (used in) operating activities	218,638,275	246,481,374

Financing Activities:
Distributions paid in cash	(29,471,732)	(36,459,392)
Proceeds from debt	57,122,086	279,122,085
Repayments of debt	(201,000,000)	(428,000,000)
Purchases of treasury stock	—	(1,779,619)

Net cash provided by (used in) financing activities	(173,349,646)	(187,116,926)

Net increase (decrease) in cash	45,288,629	59,364,448
Cash and cash equivalents, beginning of period	10,326,174	18,474,784

Cash and cash equivalents, end of period	$55,614,803	$77,839,232

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$11,294,995	$11,368,108
Taxes	$108,348	$154,899
Distributions reinvested	$1,864,469	$2,260,542

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—11.4%
Advanced Lighting Technologies, Inc., First Lien(i)	Capital Equipment	10.50%	6/1/19	$20,000,000	$19,699,853	$16,200,000
AGY Holding Corp., Second Lien(d)(i)	Chemicals, Plastics, & Rubber	11.00%	12/15/16	21,762,500	20,658,911	20,892,000
BPA Laboratories Inc., First Lien(i)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,637,488	35,078,000
New Gulf Resources, LLC, First Lien(i)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,850,463	17,640,000

Total Senior Secured Notes					95,846,715	89,810,000

Unsecured Debt—22.2%
Gordon Brothers Finance Company(f)(o)(q)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	74,134,683	74,134,683	74,134,683
Higginbotham Insurance Holdings, Inc.(o)	Insurance	9.78% (L + 950)	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(p)	Consumer Goods: Durable	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
SVP Worldwide Ltd.(g)(j)(p)	Consumer Goods: Durable	16.00% (4.00% Cash / 12.00% PIK)	6/27/18	46,317,852	46,317,852	44,465,138

Total Unsecured Debt					177,202,535	175,349,821

Subordinated Debt—3.5%
Automobile Protection Corporation—APCO(o)	Insurance	9.78% (L + 950)	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(i)(p)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,504,974	3,985,673	2,252,487

Total Subordinated Debt					28,985,673	27,252,487

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—86.8%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$20,475,000	$20,475,000	$20,475,000
AGY Holding Corp., Second Lien(d)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
AL Solutions, Inc., Term Loan B, Second Lien(p)	Metals & Mining	5.00% PIK	12/31/19	76,592	—	—
Bankruptcy Management Solutions, Inc., Term Loan A , First Lien(f)(o)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,192,016	1,165,073	1,156,256
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)(o)	Services: Business	7.00% (L + 600, 1.00% Floor)	6/27/18	11,707,105	10,391,911	10,185,181
Foundation Building Materials, LLC, Second Lien(o)	Wholesale	12.00% (L + 1100, 1.00% Floor)	4/30/19	25,000,000	24,768,562	25,000,000
GSE Environmental, Inc., First Lien(o)	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien(o)	Aerospace & Defense	11.00% (L + 1000, 1.00% Floor)	2/5/20	45,000,000	45,000,000	45,000,000
JLL Pioneer Inc, Second Lien(o)	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P. First Lien(o)	Chemicals, Plastics, & Rubber	11.00% (L + 1000, 1.00% Floor)	8/19/19	19,500,00	19,232,755	19,305,000
Learfield Communications, Inc., Second Lien(o)	Media: Advertising, Printing & Publishing	8.75% (L + 775, 1.00% Floor)	10/9/21	3,000,000	2,979,526	3,000,000
Liberty Tire Recycling Holdco, LLC, First Lien(o)	Environmental Industries	9.00% (L + 800, 1.00% Floor)	7/7/20	20,000,000	19,200,000	19,200,000
MBS Group Holdings Inc., First Lien(f)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
MD America Energy, LLC, First Lien(o)	Energy: Oil & Gas	9.50% (L + 850, 1.00% Floor)	8/4/19	10,000,000	9,589,803	9,850,000
MediMedia USA, Inc., First Lien(o)	Healthcare & Pharmaceuticals	8.00% (L + 675, 1.25% Floor)	11/20/18	8,780,983	8,675,196	8,780,983

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
MediMedia USA, Inc., Second Lien(o)	Healthcare & Pharmaceuticals	12.25% (L + 1100, 1.25% Floor)	11/20/19	$60,000,000	$58,783,143	$60,000,000
Novolex Holdings, Inc., Second Lien(o)	Containers, Packaging, & Glass	9.75% (L + 875, 1.00% Floor)	6/5/22	5,000,000	4,883,777	4,950,000
Oxford Mining Company, LLC, First Lien(o)(p)	Metals & Mining	12.25% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	14,900,329	14,900,329	14,900,329
Pre-Paid Legal Services, Inc., Second Lien(o)	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,731,381	32,000,000
Quality Home Brands Holdings LLC, Second Lien(o)	Consumer Goods: Durable	11.75% (L + 1050, 1.25% Floor)	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(f)(g)(j)	Retail	10.00%	1/11/17	23,050,000	23,050,000	23,050,000
Road Infrastructure Investment, LLC, Second Lien(o)	Chemicals, Plastics, & Rubber	7.75% (L + 675, 1.00% Floor)	9/30/21	9,000,000	8,320,796	8,280,000
Shoreline Energy LLC, Second Lien(o)	Energy: Oil & Gas	10.25% (L + 900, 1.25% Floor)	3/30/19	27,916,667	27,345,685	27,916,667
SOURCEHOV, LLC, First Lien(o)	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	4,937,500	4,808,633	4,690,625
SOURCEHOV, LLC, Second Lien(o)	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,821,037	4,700,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	50,500,000
U.S. Well Services, LLC, First Lien(o)	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	47,939,691	47,939,691	47,939,691
Vertellus Specialties Inc., First Lien(o)	Chemicals, Plastics, & Rubber	10.50% (L + 950, 1.00% Floor)	10/31/19	54,587,000	54,587,500	53,495,750
Water Pik, Inc., Second Lien(o)	Consumer Goods: Durable	9.75% (L + 850, 1.25% Floor)	1/8/21	22,868,421	22,251,801	22,868,421
Westward Dough Operating Company, LLC, First Lien(f)	Beverage, Food, & Tobacco	9.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					683,608,820	685,951,124

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Preferred Stock—4.9%
Advantage Insurance Holdings Ltd.(d)(g)(i)(j)	Insurance	8.00% PIK		750,000	$8,541,455	$8,541,455
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	6,438,887	6,116,421
Gordon Brothers Finance Company(f)(q)	Finance	13.50%		16,085	16,085,098	16,085,098
Red Apple Stores Inc.(f)(g)(j)	Retail	12.00% PIK		6,806,383	440,146	211,270
USI Senior Holdings, Inc. (United Subcontractors)(c)(d)	Construction & Building			260,798	5,374,318	7,823,940

Total Preferred Stock					36,879,904	38,778,184

Common Stock—5.2%(c)
Bankruptcy Management Solutions, Inc.(f)	Services: Business			369,456	16,654,505	25,389,016
DynaVox Inc.	Healthcare & Pharmaceuticals			272,369	758,069	10,895
Gordon Brothers Finance Company(f)(q)	Finance			10,598	10,598,300	10,563,192
MBS Group Holdings Inc.(f)(n)	Services: Business			8,500	1,000	3,933,465
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals			48,172	691,661	1,312,037
Red Apple Stores Inc.(f)(g)(h)(j)	Retail			8,756,859	7,018,263	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—

Total Common Stock					35,721,798	41,208,605

Limited Partnership/Limited Liability Company Interests—3.0%
ECI Cayman Holdings, LP(c)(g)(i)(j)	High Tech Industries			3,184	3,183,840	3,762,309
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	726,744	2,117,442
Marsico Holdings, LLC(c)(i)	Finance			91,445	1,848,077	5,487
Sentry Security Systems Holdings, LLC(c)(k)	Services: Business			147,271	147,271	28,070
Sentry Security Systems Holdings, LLC(k)	Services: Business	8.00% PIK		602,729	1,150,578	1,150,578
U.S. Well Services, LLC(i)(l)	Energy: Oil & Gas	8.00% PIK		8,085	8,491,756	15,766,937
Westward Dough Holdings, LLC, Class A(c)(f)(m)	Beverage, Food, & Tobacco			350,000	9,260,324	1,154,630

Total Limited Partnership/Limited Liability Company Interests					24,808,590	23,985,453

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.4%(c)
Bankruptcy Management Solutions, Inc., Tranche A(f)	Services: Business		expire 6/27/18	28,464	$375,040	$743,195
Bankruptcy Management Solutions, Inc., Tranche B(f)	Services: Business		expire 6/27/19	30,654	342,295	660,594
Bankruptcy Management Solutions, Inc., Tranche C(f)	Services: Business		expire 6/27/20	45,981	468,803	884,674
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(i)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(i)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	515,000

Total Equity Warrants/Options					2,392,093	2,803,463

TOTAL INVESTMENTS—137.4%					$1,085,446,128	1,085,139,137

OTHER ASSETS & LIABILITIES (NET)—(37.4)%						(295,306,028)

NET ASSETS—100.0%						$789,833,109

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing securities at June 30, 2015.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 77% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 77% of such senior secured loans have floors of 0.50% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2015 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							Six Months Ended June 30, 2015
Non-controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$3,000,000	$—	$(3,000,000)	$—	$—	†	$—	$92,753	$—	$—
Preferred Stock	8,379,450	325,867	—	(163,862)	8,541,455		—	—	—	325,869
AGY Holding Corp.:
Senior Secured Note	20,021,500	396,507	—	473,993	20,892,000		—	1,593,445	—	—
Senior Secured Loan	19,763,384	—	—	—	19,763,384		—	1,192,391	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	3,266,124	483,970	—	2,366,327	6,116,421		—	—	—	483,972
M&M Tradition Holdings Corp.
Common Stock	13,500,000	—	(5,000,000)	(8,500,000)	—	†	9,286,910	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	70,182,000	—	(9,050,000)	(61,132,000)	—	†	61,132,000	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	6,349,276	53,690	(6,349,276)	(53,690)	—	†	—	143,648	—	—
USI Senior Holdings, Inc.:
Common Stock	58,869,933	—	(9,019,888)	(49,850,045)	—	†	50,962,498	—	—	—
Preferred Stock	7,823,940	1	—	(1)	7,823,940		—	—	—	—

Totals	$211,155,607	$1,260,035	$(32,419,164)	$(116,859,278)	$63,137,200		$121,381,408	$3,022,237	$—	$809,841

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of June 30, 2015.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2015 represents 8.0% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 15.2% of the Company’s net assets at June 30, 2015.
(j)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(k)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Sentry Security Systems Holdings, LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of Westward Dough Holdings, LLC and thus a controlled investment.
(n)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							Six Months Ended June 30, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,875,837	$42,123	$(741,838)	$(19,866)	$1,156,256		$—	$80,810	$50,000	$—
Senior Secured Loan, First Lien, B	10,197,193	244,276	(150,095)	(106,193)	10,185,181		—	660,234	—	—
Common Stock	23,997,165	—	—	1,391,851	25,389,016		—	—	—	—
Warrants	2,206,924	—	—	81,539	2,288,463		—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	71,032,057	13,691,514	(10,588,888)	—	74,134,683		—	4,268,244	125,683	—
Preferred Stock	12,985,556	3,099,542	—	—	16,085,098		—	—	—	1,022,037
Common Stock	10,598,300	—	—	(35,108)	10,563,192		—	—	—	—
MBS Group Holdings Inc.
Senior Secured Loan, First Lien	—	40,000,000	—	—	40,000,000		—	—	—	—
Common Stock	—	1,000	—	3,932,465	3,933,465		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	3,273,054	130,138	(6,582,092)	3,178,900	—	†	(6,377,901)	130,138	—	—
Senior Secured Loan	21,800,000	1,250,000	—	—	23,050,000		—	1,181,251	—	—
Preferred Stock	—	440,146	—	(228,876)	211,270		—	—	—	235,954
Common Stock	—	122,420	(665,783)	543,363	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	(27,284,255)	—	—	†	—	1,303,202	—	—
Senior Secured Loan, Second Lien	20,249,190	89,650	(24,922,850)	4,584,010	—	†	(12,207,105)	1,409,389	—	—
Limited Liability Co. Interest	—	—	(1,000)	1,000	—	†	—	—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	—	6,590,896		—	298,238	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	2,233,000	—	—	(1,078,370)	1,154,630		—	—	—	—

Totals	$214,323,427	$59,110,809	$(70,936,801)	$12,244,715	$214,742,150		$(18,585,006)	$9,331,506	$175,683	$1,257,991

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at June 30, 2015.

The aggregate fair value of controlled investments at June 30, 2015 represents 27.2% of the Company’s net assets.

(o)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(p)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 3.7% of interest income earned for the six months ended June 30, 2015. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(q)	This investment is deemed significant under the SEC Rule 4-08(g). At June 30, 2015 Gordon Brothers Finance Company had total assets of $298.5 million. Total revenue for the three and six months ended June 30, 2015 was $6.6 million and $12.7 million, respectively. Net loss for the three and six months ended June 30, 2015 was $1.0 million and $2.2 million, respectively. After giving effect to organizational costs, loan loss reserves and changes in unrealized foreign currency of $1.1 million and $2.1 million for the three and six months ended June 30, 2015, Gordon Brothers Finance Company had net income of $44 thousand and a net loss of $108 thousand, respectively. Gordon Brothers Finance Company commenced operations on October 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—13.0%
Advanced Lighting Technologies, Inc., First Lien(j)	Capital Equipment	10.50%	6/1/19	$20,000,000	$19,661,100	$16,000,000
AGY Holding Corp., Second Lien(e)(j)	Chemicals, Plastics, & Rubber	11.00%	12/15/16	21,762,500	20,262,404	20,021,500
American Piping Products, Inc., Second Lien(j)	Wholesale	12.88%	11/15/17	10,000,000	9,878,458	10,200,000
BPA Laboratories Inc., First Lien(j)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,506,945	35,078,000
New Gulf Resources, LLC, First Lien(j)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,830,917	20,160,000

Total Senior Secured Notes					105,139,824	101,459,500

Unsecured Debt—22.3%
Gordon Brothers Finance Company(g)(o)(q)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	71,032,057	71,032,057	71,032,057
Higginbotham Insurance Holdings, Inc.(o)	Insurance	9.75% (L + 950)	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(p)	Consumer Goods: Durable	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(g)(h)(k)(p)	Retail	18.00% PIK	7/11/17	6,546,107	6,451,954	3,273,054
SVP Worldwide Ltd.(h)(k)(p)	Consumer Goods: Durable	14.00% (13.00% Cash /1.00% PIK)	6/27/18	44,619,592	44,619,592	43,504,102

Total Unsecured Debt					178,853,603	174,559,213

Subordinated Debt—6.4%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	12.00%	9/30/15	3,000,000	3,000,000	3,000,000
Automobile Protection Corporation—APCO(o)	Insurance	9.76% (L + 950)	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(j)(p)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,248,000	3,766,802	2,124,000
The Pay-O-Matic Corp.(p)	Finance	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					52,166,802	50,524,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—85.1%(f)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(e)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
AL Solutions, Inc., Term Loan B, Second Lien(p)	Metals & Mining	5.00% PIK	12/31/19	74,702	—	—
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(g)(o)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,933,852	1,864,788	1,875,837
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(g)(o)	Services: Business	7.00% (L + 600, 1.00% Floor)	6/27/18	11,857,195	10,297,730	10,197,193
GSE Environmental, Inc., First Lien(o)	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien(o)	Aerospace & Defense	11.00% (L + 1000, 1.00% Floor)	2/5/20	45,000,000	45,000,000	45,000,000
JLL Pioneer Inc., Second Lien(o)	Construction & Building	9.50% (L + 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P. First Lien(o)	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	8/19/19	19,750,000	19,446,168	19,750,000
Learfield Communications, Inc., Second Lien(o)	Media: Advertising, Printing & Publishing	8.75% (L + 775, 1.00% Floor)	10/9/21	3,000,000	2,977,889	2,977,889
MD America Energy, LLC, First Lien(o)	Energy: Oil & Gas	9.50% (L + 850, 1.00% Floor)	8/4/19	20,000,000	19,078,302	19,600,000
MediMedia USA, Inc., First Lien(o)	Healthcare & Pharmaceuticals	8.00% (L + 675, 1.25% Floor)	11/20/18	14,825,358	14,616,580	14,825,358
MediMedia USA, Inc., Second Lien(o)	Healthcare & Pharmaceuticals	12.25% (L + 1100, 1.25% Floor)	11/20/19	60,000,000	58,643,192	58,200,000
Novolex Holdings, Inc., Second Lien(o)	Containers, Packaging, & Glass	9.75% (L + 875, 1.00% Floor)	6/5/22	5,000,000	4,875,369	4,875,369

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Oxford Mining Company, LLC, First Lien(o)(p)	Metals & Mining	12.25% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	$14,830,508	$14,830,508	$14,830,508
Pre-Paid Legal Services, Inc., Second Lien(o)	Services: Consumer	9.75% (L + 850, 1.25% Floor)	7/1/20	25,000,000	24,704,338	25,000,000
Quality Home Brands Holdings LLC, Second Lien(o)	Consumer Goods: Durable	11.75% (L + 1050, 1.25% Floor)	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	16.00%	1/11/17	21,800,000	21,800,000	21,800,000
Road Infrastructure Investment, LLC, Second Lien(o)	Chemicals, Plastics, & Rubber	7.75% (L + 675, 1.00% Floor)	9/30/21	9,000,000	8,266,249	8,266,249
Royal Adhesives and Sealants, LLC, Second Lien(o)	Chemicals, Plastics, & Rubber	9.75% (L + 850, 1.25% Floor)	1/31/19	6,000,000	5,911,071	6,047,498
Shoreline Energy LLC, Second Lien(o)	Energy: Oil & Gas	10.25% (L + 900, 1.25% Floor)	3/30/19	28,750,000	28,082,037	27,168,749
SOURCEHOV, LLC, First Lien(o)	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	5,000,000	4,854,264	4,854,264
SOURCEHOV, LLC, Second Lien(o)	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,802,376	4,802,376
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	50,500,000
U.S. Well Services, LLC, First Lien(o)	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	43,395,839	43,395,839	43,395,839
United Subcontractors, Inc., First Lien(e)(o)(p)	Construction & Building	4.26% (L + 400)	6/30/15	6,349,276	6,295,586	6,349,276
Vertellus Specialties Inc., First Lien(o)	Chemicals, Plastics, & Rubber	10.50% (L + 950, 1.00% Floor)	10/31/19	54,862,500	54,862,500	54,862,500
Water Pik, Inc., Second Lien(o)	Consumer Goods: Durable	9.75% (L + 850, 1.25% Floor)	1/8/21	22,868,421	22,195,683	22,868,421
WBS Group LLC, First Lien(g)(o)	Services: Business	9.50% (L + 800, 1.50% Floor)	6/30/15	27,284,255	27,284,255	27,284,255

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
WBS Group LLC, Second Lien(g)(o)	Services: Business	10.50% (L + 900, 1.50% Floor)	12/31/15	$24,999,000	$24,833,200	$20,249,190
Westward Dough Operating Company, LLC, First Lien(g)	Beverage, Food, & Tobacco	9.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					668,625,145	665,287,992

Preferred Stock—5.2%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	8.00% PIK		750,000	8,215,588	8,379,450
KAGY Holding Company, Inc. (AGY Holding Corp.)(e)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	5,954,917	3,266,124
Gordon Brothers Finance Company(g)(q)	Finance	13.50%		12,986	12,985,556	12,985,556
Progress Financial Corporation, Series F-1(d)	Finance			963,710	740,313	2,842,945
Progress Financial Corporation, Series G(d)	Finance			1,758,256	2,013,112	5,186,855
USI Senior Holdings, Inc. (United Subcontractors)(d)(e)	Construction & Building			260,798	5,374,317	7,823,940

Total Preferred Stock					35,283,803	40,484,870

Common Stock—13.7%(d)
Bankruptcy Management Solutions, Inc.(g)	Services: Business			368,790	16,654,505	23,997,165
DynaVox Inc.(l)	Healthcare & Pharmaceuticals			272,369	758,069	13,618
Gordon Brothers Finance Company(g)(q)	Finance			10,598	10,598,300	10,598,300
M & M Tradition Holdings Corp.(e)	Construction & Building			500,000	5,000,000	13,500,000
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	7,561,626	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(e)	Construction & Building			260,798	9,019,888	58,869,933

Total Common Stock					49,592,388	106,979,016

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Limited Partnership/Limited Liability Company Interests—12.6%
ECI Cayman Holdings, LP(d)(h)(j)(k)	High Tech Industries			3,184	$3,183,840	$3,916,766
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	726,745	1,932,559
Marquette Transportation Company Holdings, LLC(d)(m)	Containers, Packaging, & Glass			25,000	5,000,000	8,841,000
Marsico Holdings, LLC(d)(j)	Finance			91,445	1,848,077	5,487
Penton Business Media Holdings, LLC(d)(e)	Media: Advertising, Printing & Publishing			226	9,050,000	70,182,000
PG Holdco, LLC	Healthcare & Pharmaceuticals	15.00% PIK		333	495,388	495,388
PG Holdco, LLC, Class A(d)	Healthcare & Pharmaceuticals			16,667	166,667	613,806
Sentry Security Systems Holdings, LLC(d)	Services: Business			147,271	147,271	20,618
Sentry Security Systems Holdings, LLC	Services: Business	8.00% PIK		602,729	1,106,660	1,106,660
U.S. Well Services, LLC(j)(r)	Energy: Oil & Gas	8.00% PIK		8,000	8,078,222	9,244,444
WBS Group LLC(d)(g)(n)	Services: Business			100	1,000	—
Westward Dough Holdings, LLC, Class A(d)(g)	Beverage, Food, & Tobacco			350,000	9,260,324	2,233,000

Total Limited Partnership/Limited Liability Company Interests					39,064,194	98,591,728

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—2.5%(d)
Bankruptcy Management Solutions, Inc., Tranche A(g)	Services: Business		expire 6/27/18	28,464	$375,040	$711,315
Bankruptcy Management Solutions, Inc., Tranche B(g)	Services: Business		expire 6/27/19	30,654	342,295	638,523
Bankruptcy Management Solutions, Inc., Tranche C(g)	Services: Business		expire 6/27/20	45,981	468,803	857,086
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(j)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Progress Financial Corporation	Finance		expire various	6,959,220	3,183,106	17,054,745
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	568,750

Total Equity Warrants/Options					5,575,199	19,830,419

TOTAL INVESTMENTS—160.8%					$1,134,300,958	1,257,716,738

OTHER ASSETS & LIABILITIES (NET)—(60.8)%						(475,757,570)

NET ASSETS—100.0%						$781,959,168

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing securities at December 31, 2014.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 82% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 81% of such senior secured loans have floors of 0.50% to 1.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2014 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$—	$7,395,373	$(4,395,373)	$—	$3,000,000		$—	$264,518	$—	$—
Preferred Stock	5,100,822	3,114,766	—	163,862	8,379,450		—	—	—	489,764
AGY Holding Corp.:
Senior Secured Note	19,151,000	799,894	—	70,606	20,021,500		—	3,193,769	—	—
Senior Secured Loan	7,964,650	11,798,734	—	—	19,763,384		—	1,287,111	—	—
BKC CLO 2014-1, Ltd.
Preferred Stock	—	6,972,000	(6,972,000)	—	—	†	423,373	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	4,732,950	938,398	—	(2,405,224)	3,226,124		—	—	—	938,396
M&M Tradition Holdings Corp.
Common Stock	9,250,000	—	—	4,250,000	13,500,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	36,441,130	—	—	33,740,870	70,182,000		—	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	5,015,119	1,361,655	—	(27,498)	6,349,276		—	343,999	—	—
USI Senior Holdings, Inc.:
Common Stock	21,575,553	5,205,607	—	32,088,773	58,869,933		—	—	—	—
Preferred Stock	6,262,254	1,561,682	—	4	7,823,940		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	5,208,213	801,577	(6,009,790)	—	—	†	—	—	—	801,578
VSS-AHC Holdings LLC. (Advanstar Global LLC)
Limited Liability Co. Interest	13,394,600	—	(6,150,647)	(7,243,953)	—	†	14,086,551	—	—	—

Totals	$134,096,291	$39,949,686	$(23,527,810)	$60,637,440	$211,155,607		$14,509,924	$5,089,397	$—	$2,229,738

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2014.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2014 represents 27.0% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 16.4% of the Company’s net assets at December 31, 2014.
(k)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(l)	During the period DynaVox completed an exchange of the outstanding L.L.C. units into an equivalent number of common shares.
(m)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,596,458	$364,652	$(45,314)	$(39,959)	$1,875,837		$—	$113,543	$250,000	$—
Senior Secured Loan, First Lien, B	10,458,655	513,273	(304,033)	(470,702)	10,197,193		—	1,368,109	—	—
Common Stock	17,242,928	—	—	6,754,237	23,997,165		—	—	—	—
Warrants	1,193,880	—	—	1,013,044	2,206,924		—	—	—	—
ECI Holdco, Inc.
Common Stock	68,604,042	302,973	(23,380,670)	(45,526,345)	—	†	48,129,867	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	—	71,032,057	—	—	71,032,057		—	1,467,996	2,968,701	—
Preferred Stock	—	12,985,556	—	—	12,985,556		—	—	—	301,914
Common Stock	—	10,598,300	—	—	10,598,300		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	5,454,365	997,589	—	(3,178,900)	3,273,054		—	997,589	—	—
Senior Secured Loan	20,000,000	1,800,000	—	—	21,800,000		—	3,285,850	—	—
Common Stock	8,242,821	273,127	(954,322)	(7,561,626)	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	1,965,603	—	—
Senior Secured Loan, Second Lien	24,999,000	180,930	—	(4,930,740)	20,249,190		—	2,788,250	—	—
Limited Liability Co. Interest	6,056,783	—	—	(6,056,783)	—		—	868,021	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,656,805	—	—	(65,909)	6,590,896		—	438,661	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	4,781,000	—	—	(2,548,000)	2,233,000		—	—	—	—

Totals	$202,570,992	$99,048,457	$(24,684,339)	$(62,611,683)	$214,323,427		$48,129,867	$13,293,622	$3,218,701	$301,914

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2014.

The aggregate fair value of controlled investments at December 31, 2014 represents 27.4% of the Company’s net assets.

(o)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(p)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 2.4% of interest income earned for the year ended December 31, 2014. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(q)	This investment is deemed significant under the SEC Rule 4-08(g). At December 31, 2014 total assets of Gordon Brothers Finance Company were $265.2 million and net income for the period ended December 31, 2014 was $48.0 thousand. Gordon Brothers Finance Company commenced operations on October 31, 2014.
(r)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Notes to Consolidated Financial Statements (Unaudited)

1. Organization

BlackRock Capital Investment Corporation and subsidiaries (the “Company”), formerly known as BlackRock Kelso Capital Corporation and subsidiaries, was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

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

The interim financial information at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Advisors, LLC, the Company’s investment advisor (the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares. The cumulative amount is disclosed on the consolidated statements of assets and liabilities as distributions in excess of taxable net investment income. Cumulative distributions in excess of taxable net investment income are $14,198,590 and $15,675,925 as of June 30, 2015 and December 31, 2014, respectively.

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

For the three and six months ended June 30, 2015, the Advisor earned $6,536,268 and $12,906,898, respectively, in Management Fees under the Management Agreement. For the three and six months ended June 30, 2014, the Advisor earned $6,109,949 and $12,270,568, respectively.

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

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three and six months ended June 30, 2015 and 2014 was determined by reference to the four quarter periods ended on June 30, 2015 and 2014, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and six months ended June 30, 2015 the Advisor earned zero and $11,061, respectively, and zero for both the three and six months ended June 30, 2014, in Incentive Fees based on income from the Company.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains incentive fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we record a capital gains incentive fee equal to 20% of such amount, less the amount of capital gains related incentive fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may result in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the investment management agreement. Amounts actually paid will be consistent with the Advisers Act which specifically excludes consideration of unrealized capital appreciation.

The capital gains fees due and payable to the Advisor as calculated under the investment management agreement as described above, for the twelve month measurement period ended June 30, 2015 was $23,994,164. The capital gains fee due and payable to the Advisor as calculated under the Management Agreement as described above, at June 30, 2014 was $16,152,709, which was previously accrued.

In accordance with GAAP the hypothetical liquidation for the three and six months ended June 30, 2015, resulted in a capital gains incentive fee (reversal)/accrual of $(342,635) and $1,024,211, respectively, and the three and six months ended June 30, 2014 resulted in a capital gains incentive fee accrual of $2,968,924 and $6,428,789. The total cumulative balance at June 30, 2015 and 2014 was $28,218,895 and $32,182,873, respectively.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement and provided to the Company. For the three and six months ended June 30, 2015, the Company incurred $202,306 and $404,613, respectively, and for the three and six months ended June 30, 2014, the Company incurred $576,468 and $1,109,274, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2015 were zero and $925,711 respectively. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2014 were $422,945 and $1,209,402, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for services as a director of the Company. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2015, the Company incurred $385,054 and $1,116,751, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2014, the Company incurred $128,045 and $282,466 respectively, in such expenses.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at June 30, 2015.

At December 31, 2014, the previous adviser, BlackRock Kelso Capital Advisors, owned and had the right to vote approximately 244,000 shares of the Company’s common stock, representing less than 1.0% of the total shares outstanding. At December 31, 2014, under compensation arrangements for its officers and employees the previous Advisor owned of record but did not have the right to vote an additional 61,000 shares of the Company’s common stock.

At June 30, 2015 and December 31, 2014, other entities affiliated with the Administrator and Advisor beneficially owned approximately 381,000 and 3,383,000 shares, respectively, of the Company’s common stock, representing approximately 0.5% and 4.5%, respectively, of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Earnings per share – basic:
Net increase in net assets resulting from operations	$14,738,001	$30,867,050	$37,393,620	$53,783,569
Weighted average shares outstanding – basic	74,773,688	74,534,449	74,719,150	74,526,045
Earnings per share – basic:	$0.20	$0.41	$0.50	$0.72
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$14,738,001	$30,867,050	$37,393,620	$53,783,569
Adjustments for interest on unsecured convertible senior notes	1,642,629	1,642,629	3,284,584	3,284,584

Net increase in net assets resulting from operations, as adjusted	$16,380,630	$32,509,679	$40,678,204	$57,068,153
Weighted average shares outstanding – diluted	84,670,416	84,431,176	84,615,878	84,422,772
Earnings per share – diluted:	$0.19	$0.39	$0.48	$0.68

5. Investments

Purchases of investments, including PIK, for the three months ended June 30, 2015 and 2014 totaled $90,326,220 and $90,519,576, respectively, and for the six months ended June 30, 2015 and 2014 totaled $136,626,212 and $153,474,723, respectively. Sales/repayments of investments for the three months ended June 30, 2015 and 2014 totaled $238,312,148 and $192,480,770, respectively, and for six months ended June 30, 2015 and 2014 totaled $313,186,301 and $380,512,860, respectively.

At June 30, 2015, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$95,846,715	$89,810,000
Unsecured debt	177,202,535	175,349,821
Subordinated debt	28,985,673	27,252,487
Senior secured loans:
First lien	349,909,728	349,422,652
Second/other priority lien	333,699,092	336,528,472

Total senior secured loans	683,608,820	685,951,124

Preferred stock	36,879,904	38,778,184
Common stock	35,721,798	41,208,605
Limited partnership/limited liability company interests	24,808,590	23,985,453
Equity warrants/options	2,392,093	2,803,463

Total investments	$1,085,446,128	$1,085,139,137

At December 31, 2014, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$105,139,824	$101,459,500
Unsecured debt	178,853,603	174,559,213
Subordinated debt	52,166,802	50,524,000
Senior secured loans:
First lien	336,770,357	338,268,867
Second/other priority lien	331,854,788	327,019,125

Total senior secured loans	668,625,145	665,287,992

Preferred stock	35,283,803	40,484,870
Common stock	49,592,388	106,979,016
Limited partnership/limited liability company interests	39,064,194	98,591,728
Equity warrants/options	5,575,199	19,830,419

Total investments	$1,134,300,958	$1,257,716,738

Industry Composition

The industry composition of the portfolio at fair value at June 30, 2015 and December 31, 2014 was as follows:

Industry	June 30, 2015	December 31, 2014
Chemicals, Plastics, & Rubber	11.8%	10.5%
Consumer Goods: Durable	11.7	10.0
Healthcare & Pharmaceuticals	11.6	10.3
Energy: Oil & Gas	11.2	9.7
Finance	9.3	11.1
Services: Business	8.6	7.7
Retail	6.8	6.0
Insurance	6.7	6.0
Environmental Industries	5.7	3.4
Aerospace & Defense	4.1	3.6
Services: Consumer	2.9	2.0
Construction & Building	2.6	8.5
Wholesale	2.3	0.8
Capital Equipment	1.5	1.3
Metals & Mining	1.4	1.2
Beverage, Food, & Tobacco	0.7	0.7
Containers, Packaging, & Glass	0.5	1.1
High Tech Industries	0.3	0.3
Media: Advertising, Printing & Publishing	0.3	5.8

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2015 was United States 96.7%, Canada 2.2% and the Cayman Islands 1.1%, and at December 31, 2014 was United States 96.8%, Canada 2.0% and the Cayman Islands 1.2%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2015 or December 31, 2014.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2015 and December 31, 2014 represents 0.4% and 2.5%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2015 and December 31, 2014 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of June 30, 2015, the Company’s asset coverage was 353%.

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

The Company’s outstanding debt as of June 30, 2015 and December 31, 2014 was as follows:

	As of
	June 30, 2015					December 31, 2014
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$405,000,000	(2)	$—	$—		$405,000,000	(2)	$144,000,000	$144,000,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	114,349,775	(3)	115,000,000		115,000,000	114,227,689	(4)
Term Loan	15,000,000		15,000,000	15,000,000		15,000,000		15,000,000	15,000,000

	$710,000,000		$305,000,000	$304,349,775		$710,000,000		$449,000,000	$448,227,689

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $650,225 as of June 30, 2015.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes was $772,311 as of December 31, 2014.

At June 30, 2015, the Company had zero drawn on the Credit Facility versus $144,000,000 at December 31, 2014. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $399,750,000 at June 30, 2015, incorporating the standby letter of credit as described in Note 9 and $261,000,000 at December 31, 2014.

The Company’s average outstanding debt balance during the three and six months ended June 30, 2015 was $438,220,521 and $449,316,694, respectively, and during the three and six months ended June 30, 2014 was $417,172,130 and $449,589,837, respectively. The maximum amounts borrowed during the three and six months ended June 30, 2015 were $472,349,775 and $478,349,775, respectively, and during the three and six months ended June 30, 2014 were $470,103,581 and $517,103,581.

The weighted average annual interest cost for the three and six months ended June 30, 2015 was 4.98% and 4.96%, respectively, and for the three and six months ended June 30, 2014 was 5.13% and 5.01%, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility, the Senior Secured Notes, the Convertible Notes and the Term Loan. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the three and six months ended June 30, 2015 were $242,586 and $484,742, respectively, and for the three and six months ended June 30, 2014 were $276,698 and $439,019.

At June 30, 2015, the Company was in compliance with all covenants required under the Credit Facility, the Senior Secured Notes and the Term Loan.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase program. Since inception of the program through June 30, 2015, the Company purchased 1,758,615 shares of its common stock on the open market for $12,283,985, including brokerage commissions. At June 30, 2015, the total number of remaining shares authorized for repurchase was 2,867,434, until the earlier of June 30, 2016 or such date that all of the authorized shares have been repurchased.

9. Guarantees and commitments

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. On March 24, 2015 the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc. in the amount of $5,250,000. No amounts were drawn as of June 30, 2015. The standby letter of credit expires on December 31, 2015. There were no such guarantees outstanding at December 31, 2014. In addition, from time to time, the Company may provide for a commitment to an underlying portfolio company for investment in an existing or new security. At June 30, 2015, the Company was obligated to existing underlying portfolio companies for unfunded commitments of $13.2 million.

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

Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities as investments in “controlled” companies. Detailed information with respect to the Company’s non-controlled non-affiliated, non-controlled affiliated and controlled investments is contained in the accompanying consolidated schedules of investments and consolidated financial statements. The information in the tables below is presented on an aggregate portfolio basis, without segregating the non-controlled non-affiliated, non-controlled affiliated and controlled investment categories.

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

The carrying and fair values of the Company’s outstanding debt as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$—	$—	$144,000,000	$142,560,000
Senior Secured Notes	175,000,000	180,458,760	175,000,000	183,890,750
Convertible Notes	114,349,775	118,780,829	114,227,689	115,655,535
Term Loan	15,000,000	14,925,000	15,000,000	14,925,000

Total	$304,349,775	$314,164,589	$448,227,689	$457,031,285

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at June 30, 2015 and December 31, 2014 in determining such fair values:

		Fair Value Inputs at June 30, 2015
	Fair Value at June 30, 2015	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$89,810,000	$—	$—	$89,810,000
Unsecured debt	175,349,821	—	—	175,349,821
Subordinated debt	27,252,487	—	—	27,252,487
Senior secured loans	685,951,124	—	—	685,951,124
Preferred stock	38,778,184	—	—	38,778,184
Common stock	41,208,605	—	—	41,208,605
Limited partnership/limited liability company interests	23,985,453	—	—	23,985,453
Equity warrants/options	2,803,463	—	—	2,803,463

Total investments	1,085,139,137	—	—	1,085,139,137
Cash and cash equivalents	55,614,803	55,614,803	—	—

Total	$1,140,753,940	$55,614,803	$—	$1,085,139,137

		Fair Value Inputs at December 31, 2014
	Fair Value at December 31, 2014	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$101,459,500	$—	$—	$101,459,500
Unsecured debt	174,559,213	—	—	174,559,213
Subordinated debt	50,524,000	—	—	50,524,000
Senior secured loans	665,287,992	—	—	665,287,992
Preferred stock	40,484,870	—	—	40,484,870
Common stock	106,979,016	—	—	106,979,016
Limited partnership/limited liability company interests	98,591,728	—	—	98,591,728
Equity warrants/options	19,830,419	—	—	19,830,419

Total investments	1,257,716,738	—	—	1,257,716,738
Cash and cash equivalents	10,326,174	10,326,174	—	—

Total	$1,268,042,912	$10,326,174	$—	$1,257,716,738

The valuation techniques used at June 30, 2015 and December 31, 2014 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market, or income approach or using both third party valuation firms was $1,083,301,205 and $1,251,086,872 as of June 30, 2015 and December 31, 2014, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended June 30, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2015	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2015
Senior secured notes	$102,530,000	$306,935	$—	$(3,125,165)	$7,462,500	$(17,364,270)	$—	$89,810,000
Unsecured debt	170,217,049	—	—	(54,545)	5,187,317	—	—	175,349,821
Subordinated debt	28,548,800	26,710	—	(490,436)	167,413	(1,000,000)	—	27,252,487
Senior secured loans	678,246,985	446,284	(12,207,106)	8,191,975	66,313,315	(55,040,329)	—	685,951,124
Preferred stock	44,457,232	—	14,155,811	(3,539,239)	6,058,600	(22,354,220)	—	38,778,184
Common stock	97,364,017	—	55,250,184	(47,950,605)	4,901,869	(68,356,860)	—	41,208,605
Limited partnership/ LLC Interest	92,892,847	—	61,148,280	(59,364,865)	200,133	(70,890,942)	—	23,985,453
Equity warrants/options	21,379,386	—	(35,073)	(15,392,817)	35,073	(3,183,106)	—	2,803,463

Total investments	$1,235,636,316	$779,929	$118,312,096	$(121,725,697)	$90,326,220	$(238,189,727)	$—	$1,085,139,137

The following is a reconciliation for the six months ended June 30, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2014	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2015
Senior secured notes	$101,459,500	$608,661	$—	$(2,356,391)	$7,462,500	$(17,364,270)	$—	$89,810,000
Unsecured debt	174,559,213	—	(6,377,901)	2,441,676	15,519,912	(10,793,079)	—	175,349,821
Subordinated debt	50,524,000	51,458	—	(90,384)	167,413	(23,400,000)	—	27,252,487
Senior secured loans	665,287,992	929,548	(11,969,761)	5,679,457	98,257,877	(72,233,989)	—	685,951,124
Preferred stock	40,484,870	—	14,155,811	(3,302,787)	9,794,510	(22,354,220)	—	38,778,184
Common stock	106,979,016	—	64,465,380	(51,899,821)	4,901,869	(83,237,839)	—	41,208,605
Limited partnership/ LLC Interest	98,591,728	—	66,420,499	(60,350,671)	487,058	(81,163,161)	—	23,985,453
Equity warrants/options	19,830,419	—	(35,073)	(13,843,850)	35,073	(3,183,106)	—	2,803,463

Total investments	$1,257,716,738	$1,589,667	$126,658,955	$(123,722,771)	$136,626,212	$(313,729,664)	$—	$1,085,139,137

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

There were no transfers between Levels during the three or six months ended June 30, 2015 and 2014. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) of Level 3 assets that were still held by the Company at June 30, 2015 and June 30, 2014 were $11,852,793 and $18,282,458, respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2015 were as follows:

EBITDA Multiples:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	0.80x	0.90x	0.85x
Senior secured loans	5.64x	6.57x	6.10x
Preferred stock	5.37x	6.11x	5.74x
Common stock	5.32x	6.06x	5.69x
Limited partnerships/LLC interest	7.24x	8.07x	7.65x
Equity warrants/options	6.95x	7.73x	7.34x

Market Yields:
Senior secured notes	15.63%	17.63%	16.63%
Unsecured debt	14.06%	14.69%	14.38%
Subordinated debt	9.50%	10.00%	9.75%
Senior secured loans	10.89%	11.82%	11.36%
Preferred stock	13.50%	13.50%	13.50%
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2015 and 2014.

	Six months ended June 30, 2015	Six months ended June 30, 2014
Per Share Data:
Net asset value, beginning of period	$10.49	$9.54

Net investment income	0.44	0.37
Net realized and unrealized gain	0.06	0.35

Total from investment operations	0.50	0.72
Dividend distributions to stockholders from net investment income	(0.42)	(0.47)
Equity component of warrant	—	—
Issuance (reinvestment) of stock at prices (below) above net asset value	—	—

Net increase in net assets	0.08	0.25

Net asset value, end of period	$10.56	$9.79

Market price, end of period	$9.14	$9.11

Total return(1)(2)	17.26%	3.47%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	4.68%	6.57%
Ratio of interest and other debt related expenses to average net assets(3)	3.22%	3.60%

Ratio of total expenses to average net assets(3)(5)	7.90%	10.17%
Ratio of net investment income to average net assets(3)	8.42%	7.82%
Net assets, end of period	$789,833,109	$728,959,565
Average debt outstanding	$449,316,694	$449,589,837
Weighted average shares outstanding	74,719,150	74,526,045
Average debt per share	$6.01	$6.03
Portfolio turnover(2)	7%	34%
Note:	Totals may not foot due to rounding.

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding capital gains incentive fee for the six months ended June 30, 2015 and 2014 is 4.41% and 4.74%, respectively.
(5)	Ratio excluding capital gains incentive fee for the six months ended June 30, 2015 and 2014 is 7.64% and 8.34%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On July 28, 2015, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on October 2, 2015 to stockholders of record at the close of business on September 18, 2015.

On July 28, 2015, the Company’s Board of Directors amended the share repurchase program by increasing the amount of shares authorized to be repurchased to a total of 4 million shares, until the earlier of June 30, 2016 or such date that all of the authorized shares have been repurchased.

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

At June 30, 2015:

Investment Portfolio: $1,085.1 million

Net Assets: $789.8 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $304.3 million

Net Asset Value per share: $10.56

Portfolio Activity for the Three Months Ended June 30, 2015:

Cost of investments during period, including PIK: $90.3 million

Sales, repayments and other exits during period: $238.3 million

Number of portfolio companies at end of period: 42

Operating Results for the Three Months Ended June 30, 2015:

Net investment income per share: $0.24

Distributions declared per share: $0.21

Basic earnings per share: $0.20

Net investment income: $18.2 million

Net realized and unrealized loss: $3.5 million

Net increase in net assets from operations: $14.7 million

Net investment income per share, as adjusted1: $0.23

Basic earnings per share, as adjusted1: $0.18

Net investment income, as adjusted1: $16.8 million

As Adjusted1: Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP, and to include only the incremental incentive management fee expense based on Income. The incremental incentive management fee is calculated based on the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior calendar quarters. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested $90.3 million during the three months ended June 30, 2015. The investments consisted primarily of senior secured loans secured by first liens ($59.3 million, or 65.7%), or second liens ($7.0 million, or 7.8%), unsecured or subordinated debt securities ($16.5 million, or 18.2%), and senior secured notes ($7.5 million, or 8.3%). Additionally, we received proceeds from sales/repayments and other exits of approximately $238.3 million during the three months ended June 30, 2015.

At June 30, 2015, our portfolio of $1,085.1 million (at fair value) consisted of 42 portfolio companies and was invested 63% in senior secured loans, 19% in unsecured or subordinated debt securities, 10% in equity investments, and 8% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.4 million at June 30, 2015. Our largest portfolio company investment by value was approximately $74.1 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at June 30, 2015. At December 31, 2014, our portfolio of $1,257.7 million (at fair value) consisted of 47 portfolio companies and was invested 53% in senior secured loans, 21% in equity investments, 18% in unsecured or subordinated debt securities and 8% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $29.4 million at December 31, 2014. Our largest portfolio company investment by value was approximately $71.0 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2014.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.5% at June 30, 2015 and 11.7% at December 31, 2014. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.1% and 13.0%, respectively, at June 30, 2015, versus 11.3% and 12.9%, respectively, at December 31, 2014. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.5% at June 30, 2015 and 11.6% at December 31, 2014. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.1% and 12.6%, respectively, at June 30, 2015, versus 11.2% and 12.5%, respectively, at December 31, 2014. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.31 at June 30, 2015 and 1.27 at December 31, 2014. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Grade 1	$792,770,642	$980,351,780
Grade 2	245,988,900	242,173,859
Grade 3	44,465,138	11,074,000
Grade 4	1,399,457	23,548,349
Not Rated	515,000	568,750

Total investments	$1,085,139,137	$1,257,716,738

Results of operations

Results comparisons for the three months ended June 30, 2015 and 2014.

Investment income

Investment income totaled $32,767,661 and $33,761,759, respectively, for the three months ended June 30, 2015 and 2014, of which $20,117,266 and $16,182,016 were attributable to interest and fees on senior secured loans, $11,279,522 and $17,010,274 to interest and fees earned on other debt securities, $1,367,531 and, $567,751 to dividends from equity securities and $3,342 and $1,718 to interest earned on cash equivalents, respectively. The decrease in investment income for the three months ended June 30, 2015 is primarily attributable to a decrease in fee income.

For the three months ended June 30, 2015, fee income included $1,159,150 from fees from prepayment penalties in connection with the early repayments of loans. Interest income earned is comprised of cash interest of approximately 95% as well as PIK interest of approximately 5%.

Expenses

Expenses for the three months ended June 30, 2015 and 2014 were $14,529,754 and $17,330,434, respectively, which consisted of $6,536,268 and $6,109,949 in base management fees, $5,688,759 and $5,614,533 in interest and credit facility fees, $701,011 and $372,763 in professional fees, $587,360 and $708,135 in investment advisor and administrative services expenses, $519,062 and $519,071 in amortization of debt issuance costs, $163,000 and $163,000 in director fees, $(342,635) and $2,968,924 of incentive management fees, and $676,929 and $874,059 in other expenses, respectively. The decrease in total expenses during the current period reflects a decrease in incentive management fees.

Net investment income

Net investment income was $18,237,907 and $16,431,325 for the three months ended June 30, 2015 and 2014, respectively. The increase is primarily attributable to a decrease in expenses related to incentive fees during the current period.

Net realized gain or loss

Net realized gain was $118,312,096 for the three months ended June 30, 2015. Net realized gains were primarily generated from the sale of our equity positions in Penton Business Media Holdings, LLC, Oportun Financial Corporation (formerly Progress Financial Corporation), and USI Senior Holdings, Inc. Total realized gains resulting from these sales was $130,537,993. The realized gain was offset by a realized loss on the restructuring of WBS Group LLC of $12,207,105. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods. Net realized gain was $48,996,726 for the three months ended June 30, 2014. Included in net realized gain is a realized gain of $48,430,920 which was attributable to the sale of ECI Holdco, Inc. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2015 and 2014, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $121,812,002 and a decrease in net unrealized appreciation of $34,561,001, respectively. The majority of the decrease in net unrealized appreciation for the three months ended June 30, 2015 is attributable to reversals due to the recognition of realized gains associated with the sale of certain equity positions during the quarter. The majority of the decrease in net unrealized appreciation for the three months ended June 30, 2014 is attributable to reversals due to the recognition of realized gains associated with the sale of ECI Holdco, Inc.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended June 30, 2015 and 2014 was an increase of $14,738,001 and $30,867,050, respectively. As compared to the prior period, the decrease primarily reflects a decrease in net realized and unrealized gain.

Results comparisons for the six months ended June 30, 2015 and 2014.

Investment income

Investment income totaled $63,687,073 and $63,328,637, respectively, for the six months ended June 30, 2015 and 2014, of which $39,038,458 and $32,266,897 were attributable to interest and fees on senior secured loans, $22,128,383 and $29,929,323 to interest and fees earned on other debt securities, $2,469,579 and $1,129,837 to dividends from equity securities, $46,493 and zero in other income, and $4,160 and $2,580 to interest earned on cash equivalents, respectively. The change in investment income for the six months ended June 30, 2015 is primarily attributable to an increase in interest income offset by a decrease in fee income during the period.

Expenses

Expenses for the six months ended June 30, 2015 and 2014 were $30,825,589 and $35,803,117, respectively, which consisted of $12,906,898 and $12,270,568 in base management fees, $11,546,379 and $11,615,741 in interest and credit facility fees, $1,521,364 and $1,396,401 in investment advisor and administrative services expenses, $1,035,272 and $6,428,789 in incentive management fees, $1,139,652 and $1,100,364 in professional fees, $1,032,419 and $1,063,670 in amortization of debt issuance costs, $336,500 and $336,500 in director fees, and $1,307,105 and $1,591,084 in other expenses, respectively. The decrease in total expenses during the current period reflects a decrease in incentive management fees.

Net investment income

Net investment income was $32,861,484 and $27,525,520 for the six months ended June 30, 2015 and 2014, respectively. The increase is primarily attributable to an increase in interest income offset by a decrease in fee income and a decrease in incentive management fees.

Net realized gain or loss

Net realized gain was $126,658,955 for the six months ended June 30, 2015. Net realized gains were primarily generated from the sale of our equity positions in M&M Tradition Holdings Corp, Marquette Transportation Company Holdings, Penton Business Media Holdings, LLC, Oportun Financial Corporation (formerly Progress Financial Corporation), and USI Senior Holdings, Inc. The realized gain was offset by a realized loss on the restructurings of Red Apple Stores Inc. and WBS Group LLC. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods. Net realized gain was $82,823,971 for the six months ended June 30, 2014. Net realized gain of $85,597,232 was attributable to gains relating to the sales of Arclin Cayman Holdings Inc. and ECI Holdco, Inc. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2015, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $122,126,819. The majority of the decrease in net unrealized appreciation for the six months ended June 30, 2015 is attributable to reversals due to the recognition of realized gains associated with the sale of certain equity positions during the period. For the six months ended June 30, 2014, the change in net unrealized appreciation was a decrease in net unrealized appreciation of $56,565,922. The majority of the decrease in net unrealized appreciation for the six months ended June 30, 2014 is attributable to reversals due to the recognition of realized gains associated with the sales of Arclin Cayman Holdings Inc. and ECI Holdco, Inc.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations for the six months ended June 30, 2015 and 2014 was an increase of $37,393,620 and $53,783,569, respectively. As compared to the prior period, the decrease primarily reflects a decrease in net realized and unrealized gain.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
GAAP Basis:
Net Investment Income	$18,237,907	$16,431,325	$32,861,484	$27,525,520
Net Investment Income per share	0.24	0.22	0.44	0.37
Addback: GAAP incentive management fee expense based on Gains	(342,635)	2,968,924	1,024,211	6,428,789
Addback: GAAP incentive management fee expense based on Income	—	—	11,061	—
Pre-Incentive Fee[1]:
Net Investment Income	$17,895,272	$19,400,249	$33,896,756	$33,954,309
Net Investment Income per share	0.24	0.26	0.45	0.46
Less: Incremental incentive management fee expense based on Income	1,070,228	2,576,791	1,358,496	2,853,998
As Adjusted[2]:
Net Investment Income	$16,825,044	$16,823,458	$32,538,260	$31,100,311
Net Investment Income per share	0.23	0.23	0.44	0.42

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive management fees. Such fees are calculated but not necessarily due and payable at this time.

As Adjusted2: Amounts are adjusted to remove the incentive management fee expense based on Gains, as required by GAAP, and to include only the incremental incentive management fee expense based on Income. The incremental incentive management fee is calculated based on the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior calendar quarters. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2015, we generated operating cash flows primarily from investment dispositions, interest earned and fees received on senior secured loans and other debt securities

Net cash provided by operating activities during the six months ended June 30, 2015 was $218,638,275. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $37,393,620, and net proceeds from repayments, net of purchases, including PIK of $176,560,089.

Net cash used in financing activities during the six months ended June 30, 2015 was $173,349,646. Our primary use of cash from financing activities was $143,877,914 in debt repayments, net of proceeds under the Credit Facility. An additional use of cash for financing activities was $29,471,732 of distributions.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2015 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$—	$—	$—	$—	$—
Term Loan	15.0	—	—	15.0	—
Senior Secured Notes	175.0	158.0	17.0	—	—
Convertible Notes	114.3	—	114.3	—	—
Interest and Credit Facility Fees Payable	7.8	7.8	—	—	—

(1)	At June 30, 2015, $399.8 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. On March 24, 2015 the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc. in the amount of $5,250,000. No amounts were drawn at June 30, 2015. There were no such guarantees outstanding at June 30, 2014. In addition, from time to time, the Company may provide for a commitment to an underlying portfolio company for investment in an existing or new security. At June 30, 2015 the Company was obligated to existing underlying portfolio companies for unfunded commitments of $13.2 million.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since June 2013.

Distributions Amount Per Share Outstanding	Record Date	Payment Date
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the six months ended June 30, 2015 and 2014, distributions reinvested pursuant to our dividend reinvestment plan totaled $1,864,469 and $2,260,542, respectively.

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

Recent developments

On July 28, 2015, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on October 2, 2015 to stockholders of record at the close of business on September 18, 2015.

On July 28, 2015, the Company’s Board of Directors amended the share repurchase program by increasing the amount of shares authorized to be repurchased to a total of 4 million shares, until the earlier of June 30, 2016 or such date that all of the authorized shares have been repurchased.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2015, 68% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2015, of those debt investments, 91% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the six months ended June 30, 2015 and 2014, we did not engage in any interest rate hedging activity.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: July 29, 2015	By:	/s/ Steven F. Sterling
Steven F. Sterling
Chairman of the Board and Chief Executive Officer

Date: July 29, 2015	By:	/s/ Corinne Pankovcin
Corinne Pankovcin
Chief Financial Officer and Treasurer