Form 10-Q
period 2015-09-30
BlackRock Capital Investment Corp
filed 2015-11-04
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 4, 2015 was 74,236,969

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $868,285,651 and $813,962,545)	$856,536,211	$832,237,704
Non-controlled, affiliated investments (cost of $61,390,303 and $91,936,084)	63,352,035	211,155,607
Controlled investments (cost of $224,756,123 and $228,402,329)	229,907,396	214,323,427

Total investments at fair value (cost of $1,154,432,077 and $1,134,300,958)	1,149,795,642	1,257,716,738
Cash and cash equivalents	7,244,836	10,326,174
Receivable for investments sold	12,642,539	10,360,202
Interest receivable	18,241,333	13,419,032
Prepaid expenses and other assets	8,579,231	10,233,677

Total Assets	$1,196,503,581	$1,302,055,823

Liabilities
Payable for investments purchased	$2,015,722	$—
Debt	376,411,830	448,227,689
Interest payable	3,301,859	7,918,429
Distributions payable	15,661,359	15,655,007
Base management fees payable	5,784,734	5,749,219
Incentive management fees payable	—	37,507,592
Accrued administrative services	—	241,500
Other accrued expenses and payables	2,656,576	4,797,219

Total Liabilities	405,832,080	520,096,655

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 76,634,774 and 76,306,237 issued and 74,184,736 and 74,547,622 outstanding	76,635	76,306
Paid-in capital in excess of par	882,709,269	879,959,915
Distributions in excess of net investment income	(6,064,799)	(15,675,925)
Accumulated net realized loss	(61,182,670)	(190,427,433)
Net unrealized appreciation (depreciation)	(6,469,659)	120,310,290
Treasury stock at cost, 2,450,038 and 1,758,615 shares held	(18,397,275)	(12,283,985)

Total Net Assets	790,671,501	781,959,168

Total Liabilities and Net Assets	$1,196,503,581	$1,302,055,823

Net Asset Value Per Share	$10.66	$10.49

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$24,580,626	$23,400,184	$71,305,161	$70,712,028
Non-controlled, affiliated investments	1,403,530	1,223,632	4,425,767	3,433,189
Controlled investments	4,424,566	3,075,657	13,756,072	8,955,752

Total interest income	30,408,722	27,699,473	89,487,000	83,100,969

Fee income:
Non-controlled, non-affiliated investments	1,767,491	4,821,002	3,731,024	11,418,307
Non-controlled, affiliated investments	—	—	—	—
Controlled investments	127,350	25,000	303,033	225,000

Total fee income	1,894,841	4,846,002	4,034,057	11,643,307

Dividend income:
Non-controlled, non-affiliated investments	416,294	37,366	818,041	109,224
Non-controlled, affiliated investments	411,647	579,827	1,221,488	1,637,805
Controlled investments	808,524	—	2,066,515	—

Total dividend income	1,636,465	617,193	4,106,044	1,747,029

Total investment income	33,940,028	33,162,668	97,627,101	96,491,305

Expenses:
Base management fees	5,784,734	5,621,443	18,691,632	17,892,011
Interest and credit facility fees	5,281,984	5,283,546	16,828,363	16,899,287
Incentive management fees	(4,224,731)	593,837	(3,189,459)	7,022,626
Professional fees	585,752	450,052	1,725,404	1,550,416
Amortization of debt issuance costs	524,765	524,766	1,557,184	1,588,436
Investment advisor expenses	309,730	190,964	714,343	532,238
Administrative services	277,893	492,840	1,394,644	1,547,967
Director fees	187,000	194,500	523,500	531,000
Other	1,417,751	478,262	2,724,856	2,069,346

Total expenses	10,144,878	13,830,210	40,970,467	49,633,327

Net Investment Income	23,795,150	19,332,458	56,656,634	46,857,978

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	2,585,808	26,856	26,448,361	34,419,907
Non-controlled, affiliated investments	—	423,373	121,381,408	423,373
Controlled investments	—	—	(18,585,006)	48,430,920

Net realized gain (loss)	2,585,808	450,229	129,244,763	83,274,200

Net change in unrealized appreciation or (depreciation) on:
Non-controlled, non-affiliated investments	(10,758,801)	4,031,126	(27,727,694)	(19,267,935)
Non-controlled, affiliated investments	(398,513)	17,734,541	(117,257,791)	31,993,493
Controlled investments	6,985,460	(12,201,674)	19,230,175	(59,694,912)
Foreign currency translation	(481,276)	(377,158)	(1,024,639)	(409,733)

Net change in unrealized appreciation or (depreciation)	(4,653,130)	9,186,835	(126,779,949)	(47,379,087)

Net realized and unrealized gain (loss)	(2,067,322)	9,637,064	2,464,814	35,895,113

Net Increase in Net Assets Resulting from Operations	$21,727,828	$28,969,522	$59,121,448	$82,753,091

Net Investment Income Per Share—basic	$0.32	$0.26	$0.76	$0.63

Earnings Per Share—basic	$0.29	$0.39	$0.79	$1.11

Weighted-Average Shares Outstanding—basic	74,670,477	74,556,389	74,702,748	74,536,270

Net Investment Income Per Share—diluted	$0.30	$0.25	$0.73	$0.61

Earnings Per Share—diluted	$0.28	$0.36	$0.76	$1.04

Weighted-Average Shares Outstanding—diluted	84,567,205	84,453,116	84,599,475	84,432,998

Distributions Declared Per Share	$0.21	$0.21	$0.63	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014
Net Increase in Net Assets Resulting from Operations:
Net investment income	$56,656,634	$46,857,978
Net realized gain (loss)	129,244,763	83,274,200
Net change in unrealized appreciation or depreciation	(126,779,949)	(47,379,087)

Net increase in net assets resulting from operations	59,121,448	82,753,091

Distributions to Stockholders from:
Net investment income	(47,045,508)	(50,666,397)

Capital Share Transactions:
Reinvestment of distributions	2,749,683	3,217,895
Purchases of treasury stock	(6,113,290)	(1,779,619)

Net increase (decrease) in net assets resulting from capital share transactions	(3,363,607)	1,438,276

Total Increase in Net Assets	8,712,333	33,524,970
Net assets at beginning of period	781,959,168	709,704,341

Net assets at end of period	$790,671,501	$743,229,311

Capital Share Activity:
Shares issued from reinvestment of dividends	328,537	365,646
Shares from purchases of treasury stock	(691,423)	(210,248)

Net increase (decrease) in shares outstanding	(362,886)	155,398

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014
Operating Activities:
Net increase in net assets resulting from operations	$59,121,448	$82,753,091
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(7,739,420)	(3,495,780)
Net amortization on investments	(2,340,322)	(2,437,570)
Amortization of debt issuance costs	1,557,184	1,588,436
Net change in unrealized on investments	125,755,310	46,969,354
Net change in unrealized on foreign currency translation	1,024,639	409,733
Net realized (gain) loss on investments	(129,244,763)	(83,274,200)
Changes in operating assets:
Purchase of investments	(205,765,318)	(292,562,922)
Proceeds from disposition of investments	323,934,065	497,825,599
Change in receivable for investments sold	(2,282,337)	(6,292,505)
Change in interest receivable	(4,822,301)	(4,114,273)
Change in prepaid expenses and other assets	97,262	(492,342)
Changes in operating liabilities:
Change in payable for investments purchased	2,015,722	(21,000,000)
Change in interest payable	(4,616,570)	(4,635,303)
Change in base management fees payable	35,515	(182,054)
Change in incentive management fees payable	(37,507,592)	(17,477,916)
Change in accrued administrative services	(241,500)	(149,250)
Change in other accrued expenses and payables	156,261	1,277,048

Net cash provided by (used in) operating activities	119,137,283	194,709,146

Financing Activities:
Distributions paid in cash	(44,289,472)	(51,136,054)
Proceeds from debt	131,184,141	394,184,140
Repayments of debt	(203,000,000)	(512,000,000)
Purchases of treasury stock	(6,113,290)	(1,779,619)

Net cash provided by (used in) financing activities	(122,218,621)	(170,731,533)

Net increase (decrease) in cash	(3,081,338)	23,977,613
Cash and cash equivalents, beginning of period	10,326,174	18,474,784

Cash and cash equivalents, end of period	$7,244,836	$42,452,397

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$20,437,603	$20,553,401
Taxes	$553,581	$191,439
Distributions reinvested	$2,749,683	$3,217,895

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—10.8%
Advanced Lighting Technologies, Inc., First Lien(i)	Capital Equipment	10.50%	6/1/19	$20,000,000	$19,719,558	$15,000,000
AGY Holding Corp., Second Lien(d)(i)	Chemicals, Plastics, & Rubber	11.00%	12/15/16	21,762,500	20,860,611	20,892,000
BPA Laboratories Inc., First Lien(i)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,703,887	35,078,000
New Gulf Resources, LLC, First Lien(i)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,860,401	14,700,000

Total Senior Secured Notes					96,144,457	85,670,000

Unsecured Debt—22.9%
Gordon Brothers Finance Company(f)(p)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	81,159,997	81,159,997	81,159,997
Higginbotham Insurance Holdings, Inc.	Insurance	9.82% (L + 950)	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(o)	Consumer Goods: Durable	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
SVP Worldwide Ltd.(g)(j)(o)	Consumer Goods: Durable	16.00% (4.00% Cash / 12.00% PIK)	6/27/18	48,208,855	48,208,855	43,387,970

Total Unsecured Debt					186,118,852	181,297,967

Subordinated Debt—3.2%
Automobile Protection Corporation—APCO	Insurance	9.78% (L + 950)	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(i)(o)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,504,974	4,016,136	450,497

Total Subordinated Debt					29,016,136	25,450,497

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—93.8%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$20,212,500	$20,212,500	$20,212,500
AGY Holding Corp., Second Lien(d)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
Al Solutions, Inc., Term Loan B, Second Lien(o)	Metals & Mining	5.00% PIK	12/31/19	77,571	—	—
Bankruptcy Management Solutions, Inc., Term Loan A , First Lien(f)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,192,016	1,168,626	1,156,256
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(f)	Services: Business	7.00% (L + 600, 1.00% Floor)	6/27/18	11,633,936	10,440,377	10,121,524
Foundation Building Materials, LLC, Second Lien	Wholesale	12.00% (L + 1100, 1.00% Floor)	4/30/19	25,000,000	24,784,112	25,000,000
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien	Aerospace & Defense	11.00% (L + 1000, 1.00% Floor)	2/5/20	45,000,000	45,000,000	45,000,000
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	11.00% (L + 1000, 1.00% Floor)	8/19/19	19,375,000	19,126,005	18,793,750
Learfield Communications, Inc., Second Lien	Media: Advertising, Printing & Publishing	8.75% (L + 775, 1.00% Floor)	10/9/21	3,000,000	2,980,359	3,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800, 1.00% Floor)	7/7/20	19,950,000	19,185,907	19,152,000
MBS Group Holdings Inc., First Lien(f)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
MD America Energy, LLC, First Lien	Energy: Oil & Gas	9.50% (L + 850, 1.00% Floor)	8/4/19	10,000,000	9,615,557	9,625,000
MediMedia USA, Inc., First Lien	Healthcare & Pharmaceuticals	8.00% (L + 675, 1.25% Floor)	11/20/18	8,780,983	8,683,250	8,780,983

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
MediMedia USA, Inc., Second Lien	Healthcare & Pharmaceuticals	12.25% (L + 1100, 1.25% Floor)	11/20/19	$60,000,000	$58,854,297	$60,000,000
Novolex Holdings, Inc., Second Lien	Containers, Packaging, & Glass	9.75% (L + 875, 1.00% Floor)	6/5/22	5,000,000	4,888,052	4,950,000
Oxford Mining Company, LLC, First Lien(o)	Metals & Mining	12.25% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	25,152,089	25,152,089	25,152,089
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,745,131	32,000,000
Quality Home Brands Holdings LLC, Second Lien	Consumer Goods: Durable	11.75% (L + 1050, 1.25% Floor)	6/17/19	40,000,000	40,000,000	40,000,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000
Red Apple Stores Inc., Second Lien(f)(g)(j)	Retail	10.00%	1/11/17	23,050,000	23,050,000	23,050,000
Road Infrastructure Investment, LLC, Second Lien	Chemicals, Plastics, & Rubber	7.75% (L + 675, 1.00% Floor)	9/30/21	9,000,000	8,348,527	8,325,000
Shoreline Energy LLC, Second Lien(o)	Energy: Oil & Gas	12.25% (L + 925, 1.25% Floor Cash / 1.75% PIK)	3/30/19	27,500,000	26,976,395	26,262,500
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	4,906,250	4,785,798	4,464,688
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,830,528	4,400,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	50,000,000
U.S. Well Services, LLC, First Lien	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	49,930,264	49,930,264	49,930,264
Vertellus Specialties Inc., First Lien	Chemicals, Plastics, & Rubber	10.50% (L + 950, 1.00% Floor)	10/31/19	54,450,000	54,450,000	52,816,500
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	37,868,421	37,170,262	37,868,421
Westward Dough Operating Company, LLC, First Lien(f)	Beverage, Food, & Tobacco	9.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					742,585,257	741,268,696

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Preferred Stock—5.1%
Advantage Insurance Holdings Ltd.(d)(g)(i)(j)	Insurance	8.00% PIK		750,000	$ 8,707,106	$ 8,707,106
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	6,684,884	6,165,605
Gordon Brothers Finance Company(f)(p)	Finance	13.50%		17,460	17,460,098	17,460,098
Red Apple Stores Inc.(f)(g)(j)	Retail	12.00% PIK		6,806,383	648,875	217,532
USI Senior Holdings, Inc. (United Subcontractors)(c)(d)	Construction & Building			260,798	5,374,318	7,823,940

Total Preferred Stock					38,875,281	40,374,281

Common Stock—6.2%(c)
Bankruptcy Management Solutions, Inc.(f)	Services: Business			369,456	16,654,505	31,222,727
DynaVox Inc.	Healthcare & Pharmaceuticals			272,369	758,069	10,895
Gordon Brothers Finance Company(f)(p)	Finance			10,598	10,598,300	12,669,788
MBS Group Holdings Inc.(f)(n)	Services: Business			8,500	1,000	3,933,465
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals			48,172	691,661	1,354,139
Red Apple Stores Inc.(f)(g)(h)(j)	Retail			8,756,859	6,536,987	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—

Total Common Stock					35,240,522	49,191,014

Limited Partnership/Limited Liability Company Interests—3.0%
ECI Cayman Holdings, LP(c)(g)(i)(j)	High Tech Industries			3,184	2,238,811	2,718,467
Higginbotham Investment Holdings,LLC(c)	Insurance			1,163	726,744	2,075,582
Marsico Holdings, LLC(c)(i)	Finance			91,445	1,848,077	5,487
Sentry Security Systems Holdings, LLC(c)(k)	Services: Business			147,271	147,271	27,258
Sentry Security Systems Holdings, LLC(k)	Services: Business	8.00% PIK		602,729	1,172,886	1,172,886
U.S. Well Services, LLC(i)(l)	Energy: Oil & Gas	8.00% PIK		8,085	8,665,366	17,705,894
Westward Dough Holdings, LLC, Class A(c)(f)(m)	Beverage, Food, & Tobacco			350,000	9,260,324	—

Total Limited Partnership/Limited Liability Company Interests					24,059,479	23,705,574

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2015

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.4%(c)
Bankruptcy Management Solutions, Inc., Tranche A(f)	Services: Business		expire 6/27/18	28,464	$375,040	$995,955
Bankruptcy Management Solutions, Inc., Tranche B(f)	Services: Business		expire 6/27/19	30,654	342,295	697,379
Bankruptcy Management Solutions, Inc., Tranche C(f)	Services: Business		expire 6/27/20	45,981	468,803	631,779
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(i)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(i)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	512,500

Total Equity Warrants/Options					2,392,093	2,837,613

TOTAL INVESTMENTS—145.4%					$1,154,432,077	1,149,795,642

OTHER ASSETS & LIABILITIES (NET)—(45.4)%						(359,124,141)

NET ASSETS—100.0%						$790,671,501

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing securities at September 30, 2015.
(d)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(e)	Approximately 79% of the senior secured loans in the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 79% of such senior secured loans have floors of 0.50% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2015 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							Nine Months Ended September 30, 2015
Non-controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$3,000,000	$—	$(3,000,000)	$—	$—	†	$—	$92,753	$—	$—
Preferred Stock	8,379,450	491,518	—	(163,862)	8,707,106		—	—	—	491,520
AGY Holding Corp.:
Senior Secured Note	20,021,500	598,207	—	272,293	20,892,000		—	2,386,965	—	—
Senior Secured Loan	19,763,384	—	—	—	19,763,384		—	1,802,401	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	3,266,124	729,967	—	2,169,514	6,165,605		—	—	—	729,968
M&M Tradition Holdings Corp.
Common Stock	13,500,000	—	(5,000,000)	(8,500,000)	—	†	9,286,910	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	70,182,000	—	(9,050,000)	(61,132,000)	—	†	61,132,000	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	6,349,276	53,690	(6,349,276)	(53,690)	—	†	—	143,648	—	—
USI Senior Holdings, Inc.:
Common Stock	58,869,933	—	(9,019,888)	(49,850,045)	—	†	50,962,498	—	—	—
Preferred Stock	7,823,940	1	—	(1)	7,823,940		—	—	—	—

Totals	$211,155,607	$1,873,383	$(32,419,164)	$(117,257,791)	$63,352,035		$121,381,408	$4,425,767	$—	$1,221,488

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of September 30, 2015.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2015 represents 8.0% of the Company’s net assets.

(f)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(g)	Non-U.S. company or principal place of business outside the U.S.
(h)	Original purchase denominated in Canadian dollars.
(i)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 14.6% of the Company’s net assets at September 30, 2015.
(j)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(k)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Sentry Security Systems Holdings, LLC and thus a non-controlled, non-affiliated investment.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of Westward Dough Holdings, LLC and thus a controlled investment.
(n)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							Nine Months Ended September 30, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,875,837	$45,676	$(741,838)	$(23,419)	$1,156,256		$—	$99,386	$75,000	$—
Senior Secured Loan, First Lien, B	10,197,193	365,911	(223,264)	(218,316)	10,121,524		—	989,239	—	—
Common Stock	23,997,165	—	—	7,225,562	31,222,727		—	—	—	—
Warrants	2,206,924	—	—	118,189	2,325,113		—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	71,032,057	25,816,514	(15,688,574)	—	81,159,997		—	6,674,810	228,033	—
Preferred Stock	12,985,556	4,474,542	—	—	17,460,098		—	—	—	1,621,832
Common Stock	10,598,300	—	—	2,071,488	12,669,788		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	—	40,000,000	—	—	40,000,000		—	930,000	—	—
Common Stock	—	1,000	—	3,932,465	3,933,465		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	3,273,054	130,138	(6,582,092)	3,178,900	—	†	(6,377,901)	130,138	—	—
Senior Secured Loan	21,800,000	1,250,000	—	—	23,050,000		—	1,770,262	—	—
Preferred Stock	—	648,876	(1)	(431,343)	217,532		—	—	—	444,683
Common Stock	—	122,420	(1,147,059)	1,024,639	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	(27,284,255)	—	—	†	—	1,303,202	—	—
Senior Secured Loan, Second Lien	20,249,190	89,650	(24,922,850)	4,584,010	—	†	(12,207,105)	1,409,389	—	—
Limited Liability Co. Interest	—	—	(1,000)	1,000	—	†	—	—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	—	—	6,590,896		—	449,646	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	2,233,000	—	—	(2,233,000)	—		—	—	—	—

Totals	$214,323,427	$72,944,727	$(76,590,933)	$19,230,175	$229,907,396		$(18,585,006)	$13,756,072	$303,033	$2,066,515

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at September 30, 2015.

The aggregate fair value of controlled investments at September 30, 2015 represents 29.1% of the Company’s net assets.

(o)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 4.4% of interest income earned for the nine months ended September 30, 2015. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

(p)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014, therefore historical data is limited. The summarized financial information of Gordon Brothers Finance Company for the three and nine months ended is shown below:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
($ in millions)
Total assets		$324.8
Total senior debt		$168.6
Total revenue, excluding loan shortfall reimbursement	$7.8	$20.5
Net change in owners’ equity resulting from operations	$(0.6)	$(2.9)
Net change in owners’ equity resulting from operations, excluding origination costs, unrealized on foreign currency, unrealized on available for sale asset and provision for loan loss	$0.6	$0.5
Provision for loan loss reserves	$2.3	$2.3

Note: Balance	sheet amounts are as of period end

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—13.0%
Advanced Lighting Technologies, Inc., First Lien(j)	Capital Equipment	10.50%	6/1/19	$20,000,000	$19,661,100	$16,000,000
AGY Holding Corp., Second Lien(e)(j)	Chemicals, Plastics, & Rubber	11.00%	12/15/16	21,762,500	20,262,404	20,021,500
American Piping Products, Inc., Second Lien(j)	Wholesale	12.88%	11/15/17	10,000,000	9,878,458	10,200,000
BPA Laboratories Inc., First Lien(j)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,506,945	35,078,000
New Gulf Resources, LLC, First Lien(j)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,830,917	20,160,000

Total Senior Secured Notes					105,139,824	101,459,500

Unsecured Debt—22.3%
Gordon Brothers Finance Company(g)(o)(q)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	71,032,057	71,032,057	71,032,057
Higginbotham Insurance Holdings, Inc.(o)	Insurance	9.75% (L + 950)	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(p)	Consumer Goods: Durable	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(g)(h)(k)(p)	Retail	18.00% PIK	7/11/17	6,546,107	6,451,954	3,273,054
SVP Worldwide Ltd.(h)(k)(p)	Consumer Goods: Durable	14.00% (13.00% Cash / 1.00% PIK)	6/27/18	44,619,592	44,619,592	43,504,102

Total Unsecured Debt					178,853,603	174,559,213

Subordinated Debt—6.4%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	12.00%	9/30/15	3,000,000	3,000,000	3,000,000
Automobile Protection Corporation—APCO(o)	Insurance	9.76% (L + 950)	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(j)(p)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,248,000	3,766,802	2,124,000
The Pay-O-Matic Corp.(p)	Finance	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					52,166,802	50,524,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—85.1%(f)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$21,000,000	$21,000,000	$21,000,000
AGY Holding Corp., Second Lien(e)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
Al Solutions, Inc., Term Loan B, Second Lien(p)	Metals & Mining	5.00% PIK	12/31/19	74,702	—	—
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(g)(o)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,933,852	1,864,788	1,875,837
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(g)(o)	Services: Business	7.00% (L + 600, 1.00% Floor)	6/27/18	11,857,195	10,297,730	10,197,193
GSE Environmental, Inc., First Lien(o)	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien(o)	Aerospace & Defense	11.00% (L + 1000, 1.00% Floor)	2/5/20	45,000,000	45,000,000	45,000,000
JLL Pioneer Inc., Second Lien(o)	Construction & Building	9.50% (L + 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien(o)	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	8/19/19	19,750,000	19,446,168	19,750,000
Learfield Communications, Inc., Second Lien(o)	Media: Advertising, Printing & Publishing	8.75% (L + 775, 1.00% Floor)	10/9/21	3,000,000	2,977,889	2,977,889
MD America Energy, LLC, First Lien(o)	Energy: Oil & Gas	9.50% (L + 850, 1.00% Floor)	8/4/19	20,000,000	19,078,302	19,600,000
MediMedia USA, Inc., First Lien(o)	Healthcare & Pharmaceuticals	8.00% (L + 675, 1.25% Floor)	11/20/18	14,825,358	14,616,580	14,825,358
MediMedia USA, Inc., Second Lien(o)	Healthcare & Pharmaceuticals	12.25% (L + 1100, 1.25% Floor)	11/20/19	60,000,000	58,643,192	58,200,000
Novolex Holdings, Inc., Second Lien(o)	Containers, Packaging, & Glass	9.75% (L + 875, 1.00% Floor)	6/5/22	5,000,000	4,875,369	4,875,369

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Oxford Mining Company, LLC, First Lien(o)(p)	Metals & Mining	12.25% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	$14,830,508	$14,830,508	$14,830,508
Pre-Paid Legal Services, Inc., Second Lien(o)	Services: Consumer	9.75% (L + 850, 1.25% Floor)	7/1/20	25,000,000	24,704,338	25,000,000
Quality Home Brands Holdings LLC, Second Lien(o)	Consumer Goods: Durable	11.75% (L + 1050, 1.25% Floor)	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	16.00%	1/11/17	21,800,000	21,800,000	21,800,000
Road Infrastructure Investment, LLC, Second Lien(o)	Chemicals, Plastics, & Rubber	7.75% (L + 675, 1.00% Floor)	9/30/21	9,000,000	8,266,249	8,266,249
Royal Adhesives and Sealants, LLC, Second Lien(o)	Chemicals, Plastics, & Rubber	9.75% (L + 850, 1.25% Floor)	1/31/19	6,000,000	5,911,071	6,047,498
Shoreline Energy LLC, Second Lien(o)	Energy: Oil & Gas	10.25% (L + 900, 1.25% Floor)	3/30/19	28,750,000	28,082,037	27,168,749
SOURCEHOV, LLC, First Lien(o)	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	5,000,000	4,854,264	4,854,264
SOURCEHOV, LLC, Second Lien(o)	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,802,376	4,802,376
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	50,500,000
U.S. Well Services, LLC, First Lien(o)	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	43,395,839	43,395,839	43,395,839
United Subcontractors, Inc., First Lien(e)(o)(p)	Construction & Building	4.26% (L + 400)	6/30/15	6,349,276	6,295,586	6,349,276
Vertellus Specialties Inc., First Lien(o)	Chemicals, Plastics, & Rubber	10.50% (L + 950, 1.00% Floor)	10/31/19	54,862,500	54,862,500	54,862,500
Water Pik, Inc., Second Lien(o)	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	22,868,421	22,195,683	22,868,421
WBS Group LLC, First Lien(g)(o)	Services: Business	9.50% (L + 800, 1.50% Floor)	6/30/15	27,284,255	27,284,255	27,284,255

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—2.5%(d)
Bankruptcy Management Solutions, Inc., Tranche A(g)	Services: Business		expire 6/27/18	28,464	$375,040	$711,315
Bankruptcy Management Solutions, Inc., Tranche B(g)	Services: Business		expire 6/27/19	30,654	342,295	638,523
Bankruptcy Management Solutions, Inc., Tranche C(g)	Services: Business		expire 6/27/20	45,981	468,803	857,086
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(j)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Progress Financial Corporation	Finance		expire various	6,959,220	3,183,106	17,054,745
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	568,750

Total Equity Warrants/Options					5,575,199	19,830,419

TOTAL INVESTMENTS—160.8%					$1,134,300,958	1,257,716,738

OTHER ASSETS & LIABILITIES (NET)—(60.8)%						(475,757,570)

NET ASSETS—100.0%						$781,959,168

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing securities at December 31, 2014.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 82% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 81% of such senior secured loans have floors of 0.50% to 1.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2014 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$—	$7,395,373	$(4,395,373)	$—	$3,000,000		$—	$264,518	$—	$—
Preferred Stock	5,100,822	3,114,766	—	163,862	8,379,450		—	—	—	489,764
AGY Holding Corp.:
Senior Secured Note	19,151,000	799,894	—	70,606	20,021,500		—	3,193,769	—	—
Senior Secured Loan	7,964,650	11,798,734	—	—	19,763,384		—	1,287,111	—	—
BKC CLO 2014-1, Ltd.
Preferred Stock	—	6,972,000	(6,972,000)	—	—	†	423,373	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	4,732,950	938,398	—	(2,405,224)	3,266,124		—	—	—	938,396
M&M Tradition Holdings Corp.
Common Stock	9,250,000	—	—	4,250,000	13,500,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	36,441,130	—	—	33,740,870	70,182,000		—	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	5,015,119	1,361,655	—	(27,498)	6,349,276		—	343,999	—	—
USI Senior Holdings, Inc.:
Common Stock	21,575,553	5,205,607	—	32,088,773	58,869,933		—	—	—	—
Preferred Stock	6,262,254	1,561,682	—	4	7,823,940		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	5,208,213	801,577	(6,009,790)	—	—	†	—	—	—	801,578
VSS-AHC Holdings LLC (Advanstar Global LLC)
Limited Liability Co. Interest	13,394,600	—	(6,150,647)	(7,243,953)	—	†	14,086,551	—	—	—

Totals	$134,096,291	$39,949,686	$(23,527,810)	$60,637,440	$211,155,607		$14,509,924	$5,089,397	$—	$2,229,738

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2014.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2014 represents 27.0% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 16.4% of the Company’s net assets at December 31, 2014.
(k)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(l)	During the period DynaVox completed an exchange of the outstanding L.L.C. units into an equivalent number of common shares.
(m)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,596,458	$364,652	$(45,314)	$(39,959)	$1,875,837		$—	$113,543	$250,000	$—
Senior Secured Loan, First Lien, B	10,458,655	513,273	(304,033)	(470,702)	10,197,193		—	1,368,109	—	—
Common Stock	17,242,928	—	—	6,754,237	23,997,165		—	—	—	—
Warrants	1,193,880	—	—	1,013,044	2,206,924		—	—	—	—
ECI Holdco, Inc.
Common Stock	68,604,042	302,973	(23,380,670)	(45,526,345)	—	†	48,129,867	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	—	71,032,057	—	—	71,032,057		—	1,467,996	2,968,701	—
Preferred Stock	—	12,985,556	—	—	12,985,556		—	—	—	301,914
Common Stock	—	10,598,300	—	—	10,598,300		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	5,454,365	997,589	—	(3,178,900)	3,273,054		—	997,589	—	—
Senior Secured Loan	20,000,000	1,800,000	—	—	21,800,000		—	3,285,850	—	—
Common Stock	8,242,821	273,127	(954,322)	(7,561,626)	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	1,965,603	—	—
Senior Secured Loan, Second Lien	24,999,000	180,930	—	(4,930,740)	20,249,190		—	2,788,250	—	—
Limited Liability Co. Interest	6,056,783	—	—	(6,056,783)	—		—	868,021	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,656,805	—	—	(65,909)	6,590,896		—	438,661	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	4,781,000	—	—	(2,548,000)	2,233,000		—	—	—	—

Totals	$202,570,992	$99,048,457	$(24,684,339)	$(62,611,683)	$214,323,427		$48,129,867	$13,293,622	$3,218,701	$301,914

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2014.

The aggregate fair value of controlled investments at December 31, 2014 represents 27.4% of the Company’s net assets.

(o)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(p)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 2.4% of interest income earned for the year ended December 31, 2014. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(q)	This investment is deemed significant under the SEC Rule 4-08(g). At December 31, 2014 total assets of Gordon Brothers Finance Company were $265.2 million and net income for the period ended December 31, 2014 was $48.0 thousand. Gordon Brothers Finance Company commenced operations on October 31, 2014.
(r)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.

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

The interim financial information at September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the FASB, defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. See Note 10 for further details.

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

The final tax characterization of distributions is determined after the fiscal year and is reported in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. To the extent that distributions exceed the Company’s current and accumulated earnings and profits, the excess may be treated as a non-taxable return of capital. Distributions that exceed a Company’s taxable income but do not exceed the Company’s current and accumulated earnings and profits, may be classified as ordinary income which are taxable to shareholders.

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

Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which significantly amends the consolidation analysis required under current consolidation guidance. The amendments include changes to: (i) the VIE analysis for limited partnerships; (ii) the criteria for evaluating whether fees paid to a decision maker or a service provider are a variable interest; (iii) the effect of fee arrangements on the primary beneficiary (“PB”) determination; (iv) the effect of related parties on the PB determination; and (v) the consolidation evaluation for certain investment funds. This includes a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct reduction of the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.

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

3. Agreements and related party transactions

Investment management agreement

At a Special Meeting of the Company’s Stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement (“Management Agreement”) between the Company and BlackRock Advisors, LLC to permit the Advisor to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, BlackRock Kelso Capital Advisors LLC, to the Advisor (the “Transaction”). The Transaction was completed on March 6, 2015 and, pursuant to the new investment management agreement, dated as of March 6, 2015, the Company’s investment activities are currently managed by the Advisor. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with BlackRock Kelso Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous agreement”. The Company’s current investment management agreement has the same management and incentive fees as the previous agreement until March 6, 2017 and thereafter will have different management and incentive fees.

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

The investment management agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons.

For the three and nine months ended September 30, 2015, the Advisor earned $5,784,734 and $18,691,632, respectively, in Management Fees under the investment management agreement. For the three and nine months ended September 30, 2014, the Advisor earned $5,621,443 and $17,892,011, respectively.

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

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three and nine months ended September 30, 2015 and 2014 was determined by reference to the four quarter periods ended on September 30, 2015 and 2014, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

The portion of the Incentive Fee based on income for each period will equal 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equal 20% of the period’s income amount distributed or distributable to stockholders as described in clause (A) of the preceding paragraph. Thereafter, the portion of the Incentive Fee based on income for the period will equal 20% of the period’s amount distributed or distributable to stockholders.

For the three and nine months ended September 30, 2015 the Advisor earned zero and $11,061, respectively, and zero for both the three and nine months ended September 30, 2014, in Incentive Fees based on income from the Company.

Annual Incentive Fee Based on Capital Gains Until March 6, 2017

The portion of the Incentive Fee based on capital gains is calculated and paid on an annual basis beginning on July 1 of each annual period and ending on June 30 of the next calendar year. The portion of Incentive Fee based on capital gains is calculated in the same manner as such portion of the incentive fee in the prior investment management agreement. For each annual period, the Company pays the Advisor an Incentive Fee on capital gains based on the amount by which (A) net realized capital gains, if any, exceeds gross unrealized capital depreciation, if any, occurring during the period in excess of (B) the amount, if any, by which the period’s hurdle rate exceeds the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

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

The portion of the Incentive Fee based on capital gains for each period will equal 50% of the period’s excess gain amount, until such payments equal 20% of the period’s capital gain amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period equals an amount such that the portion of the Incentive Fee payments to the Advisor based on capital gains for the period equals 20% of the period’s capital gain amount distributed or distributable to stockholders. The result of this formula is that, if the portion of the Incentive Fee based on income for the period exceeds the period’s hurdle, then the portion of the Incentive Fee based on capital gains will be capped at 20% of the capital gain amount.

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

The capital gains incentive fee due to the Advisor as calculated under the investment management agreement as described above, at September 30, 2015 and 2014 was zero. In accordance with GAAP, the hypothetical liquidation for the three and nine months ended September 30, 2015, resulted in a capital gains incentive fee (reversal)/accrual of $(4,224,731) and $(3,200,520), respectively, and the three and nine months ended September 30, 2014 resulted in a capital gains incentive fee (reversal)/accrual of $593,837 and $7,022,626. The total cumulative accrued balance at September 30, 2015 and 2014 was zero and $17,247,288, respectively.

Quarterly Incentive Fee Based on Income After March 6, 2017

After March 6, 2017, the investment management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. The Company will pay the Advisor the portion of the Incentive Fee based on income for each period as follows:

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

Annual Incentive Fee Based on Capital Gains After March 6, 2017

The second portion of the Incentive Fee is based on capital gains and is calculated separately for each Annual Period. The Advisor will be entitled to receive an Incentive Fee based on capital gains for each Annual Period in an amount equal to 20% of the amount by which (1) net realized capital gains occurring during the period, if any, exceeds (2) gross unrealized capital depreciation, if any, occurring during the period. In calculating the portion of the Incentive Fee based on capital gains payable for any period, investments are accounted for on a security-by-security basis. In addition, the portion of the Incentive Fee based on capital gains is determined using the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses for the period and unrealized capital depreciation for the period.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement and provided to the Company. For the three and nine months ended September 30, 2015, the Company incurred $309,730 and $714,343, respectively, and for the three and nine months ended September 30, 2014, the Company incurred $190,964 and $532,238, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2015 were $357,173 and $1,282,884 respectively. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2014 were $406,861 and $1,616,263, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for services as a director of the Company. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2015, the Company incurred $277,893 and $1,394,644, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2014, the Company incurred $492,840 and $1,547,967 respectively, for such expenses.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at September 30, 2015.

At December 31, 2014, the previous advisor, BlackRock Kelso Capital Advisors LLC, owned and had the right to vote approximately 244,000 shares of the Company’s common stock, representing less than 1.0% of the total shares outstanding. At December 31, 2014, under compensation arrangements for its officers and employees the previous Advisor owned of record but did not have the right to vote an additional 61,000 shares of the Company’s common stock.

At September 30, 2015 and December 31, 2014, other entities affiliated with the Administrator and Advisor beneficially owned approximately 347,000 and 3,383,000 shares, respectively, of the Company’s common stock, representing approximately 0.5% and 4.5%, respectively, of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Earnings per share – basic:
Net increase in net assets resulting from operations	$21,727,828	$28,969,522	$59,121,448	$82,753,091
Weighted average shares outstanding – basic	74,670,477	74,556,389	74,702,748	74,536,270
Earnings per share – basic:	$0.29	$0.39	$0.79	$1.11
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$21,727,828	$28,969,522	$59,121,448	$82,753,091
Adjustments for interest on unsecured convertible senior notes	1,643,305	1,643,304	4,927,889	4,927,891

Net increase in net assets resulting from operations, as adjusted	$23,371,133	$30,612,826	$64,049,337	$87,680,982
Weighted average shares outstanding – diluted	84,567,205	84,453,116	84,599,475	84,432,998
Earnings per share – diluted:	$0.28	$0.36	$0.76	$1.04

5. Investments

Purchases of investments, including PIK, for the three months ended September 30, 2015 and 2014 totaled $76,878,526 and $142,583,979, respectively, and for the nine months ended September 30, 2015 and 2014 totaled $213,504,738 and $296,058,702, respectively. Sales/repayments of investments for the three months ended September 30, 2015 and 2014 totaled $10,747,764 and $117,312,739, respectively, and for nine months ended September 30, 2015 and 2014 totaled $323,934,065 and $497,825,599, respectively.

At September 30, 2015, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$96,144,457	$85,670,000
Unsecured debt	186,118,852	181,297,967
Subordinated debt	29,016,136	25,450,497
Senior secured loans:
First lien	361,694,210	359,149,391
Second/other priority lien	380,891,047	382,119,305

Total senior secured loans	742,585,257	741,268,696

Preferred stock	38,875,281	40,374,281
Common stock	35,240,522	49,191,014
Limited partnership/limited liability company interests	24,059,479	23,705,574
Equity warrants/options	2,392,093	2,837,613

Total investments	$1,154,432,077	$1,149,795,642

At December 31, 2014, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$105,139,824	$101,459,500
Unsecured debt	178,853,603	174,559,213
Subordinated debt	52,166,802	50,524,000
Senior secured loans:
First lien	336,770,357	338,268,867
Second/other priority lien	331,854,788	327,019,125

Total senior secured loans	668,625,145	665,287,992

Preferred stock	35,283,803	40,484,870
Common stock	49,592,388	106,979,016
Limited partnership/limited liability company interests	39,064,194	98,591,728
Equity warrants/options	5,575,199	19,830,419

Total investments	$1,134,300,958	$1,257,716,738

Industry Composition

The industry composition of the portfolio at fair value at September 30, 2015 and December 31, 2014 was as follows:

Industry	September 30, 2015	December 31, 2014
Consumer Goods: Durable	12.3%	10.0%
Chemicals, Plastics, & Rubber	11.0	10.5
Healthcare & Pharmaceuticals	10.9	10.3
Energy: Oil & Gas	10.3	9.7
Finance	9.7	11.1
Services: Business	8.6	7.7
Retail	6.4	6.0
Insurance	6.3	6.0
Environmental Industries	5.4	3.4
Aerospace & Defense	3.9	3.6
Media: Advertising, Printing & Publishing	3.1	5.8
Services: Consumer	2.8	2.0
Construction & Building	2.4	8.5
Wholesale	2.2	0.8
Metals & Mining	2.2	1.2
Capital Equipment	1.3	1.3
Beverage, Food, & Tobacco	0.6	0.7
Containers, Packaging, & Glass	0.4	1.1
High Tech Industries	0.2	0.3

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2015 was United States 93.2%, Bermuda 3.8%, Canada 2.0% and the Cayman Islands 1.0%, and at December 31, 2014 was United States 93.3%, Bermuda 3.5%, Canada 2.0% and the Cayman Islands 1.2%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2015 or December 31, 2014.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2015 and December 31, 2014 represents 0.4% and 2.5%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2015 and December 31, 2014 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of September 30, 2015, the Company’s asset coverage was 308%.

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

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of BlackRock Capital Investment Corporation’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

The Company’s outstanding debt as of September 30, 2015 and December 31, 2014 was as follows:

	As of
	September 30, 2015					December 31, 2014
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$405,000,000	(2)	$72,000,000	$72,000,000		$405,000,000	(2)	$144,000,000	$144,000,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	114,411,830	(3)	115,000,000		115,000,000	114,227,689	(4)
Term Loan	15,000,000		15,000,000	15,000,000		15,000,000		15,000,000	15,000,000

	$710,000,000		$377,000,000	$376,411,830		$710,000,000		$449,000,000	$448,227,689

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $588,170 as of September 30, 2015.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes was $772,311 as of December 31, 2014.

At September 30, 2015, the Company had $72,000,000 drawn on the Credit Facility versus $144,000,000 at December 31, 2014. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $327,750,000 at September 30, 2015, incorporating the standby letter of credit as described in Note 9 and $261,000,000 at December 31, 2014.

The Company’s average outstanding debt balance during the three and nine months ended September 30, 2015 was $350,957,227 and $416,169,914, respectively, and during the three and nine months ended September 30, 2014 was $345,808,859 and $414,616,028, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2015 were $376,411,830 and $478,411,830, respectively, and during the three and nine months ended September 30, 2014 were $384,165,636 and $517,165,636.

The weighted average annual interest cost for the three and nine months ended September 30, 2015 was 5.59% and 5.14%, respectively, and for the three and nine months ended September 30, 2014 was 5.66% and 5.20%, exclusive of commitment fees and other prepaid expenses related to establishing the Credit Facility, the Senior Secured Notes, the Convertible Notes and the Term Loan. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the three and nine months ended September 30, 2015 were $338,448 and $823,190, respectively, and for the three and nine months ended September 30, 2014 were $348,188 and $787,206.

At September 30, 2015, the Company was in compliance with all covenants required under the Credit Facility, the Senior Secured Notes and the Term Loan.

8. Capital stock

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. During April 2015, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock, or an additional 1,869,399 shares.

During July 2015, the Board of Directors approved an extension to the plan and an increase to the remaining amount of shares authorized to be repurchased to a total of 4,000,000 shares. The repurchase plan was extended until the earlier of June 30, 2016 or such time that all of the authorized shares have been repurchased. During the nine months ended September 30, 2015 and 2014, the Company purchased a total of 691,423 and 210,248 shares, respectively, of its common stock on the open market for $6,113,290 and $1,779,619, respectively, including brokerage commissions. Since inception of the repurchase plan through September 30, 2015, the Company has purchased 2,450,038 shares of its common stock on the open market for $18,397,275, including brokerage commissions. At September 30, 2015, the total number of remaining shares authorized for repurchase was 3,308,577. The Company currently holds the shares it repurchased in treasury.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. On March 24, 2015, the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc. in the amount of $5,250,000. No amounts were drawn as of September 30, 2015. The standby letter of credit expires on December 31, 2015. There were no such guarantees outstanding at December 31, 2014. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2015 and December 31, 2014, the Company was obligated to existing portfolio companies for unfunded commitments of zero and $16.0 million, respectively.

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

From time to time, the Company may be a party to certain legal proceedings incidental to the normal course of its business, including the enforcement of the Company’s rights under contracts with its portfolio companies. While the Company cannot predict the outcome of these legal proceedings with certainty, at this time it does not expect that these proceedings will have a material effect on its consolidated financial statements. The Company has been named as a defendant, together with 52nd Street Capital Advisors LLC, the Company’s former investment adviser, and certain other defendants, in two wrongful death and personal injury actions filed in West Virginia involving a fatal accident that occurred on December 9, 2010, at the facilities of one of its portfolio companies. The Company and 52nd Street Capital Advisors LLC filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and the Company has subsequently sought relief through a petition writ of prohibition in the Supreme Court of Appeals of West Virginia. That petition has not been ruled on. At this time it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

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

The carrying and fair values of the Company’s outstanding debt as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$72,000,000	$71,280,000	$144,000,000	$142,560,000
Senior Secured Notes	175,000,000	178,153,370	175,000,000	183,890,750
Convertible Notes	114,411,830	119,703,377	114,227,689	115,655,535
Term Loan	15,000,000	14,906,250	15,000,000	14,925,000

Total	$376,411,830	$384,042,997	$448,227,689	$457,031,285

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at September 30, 2015 and December 31, 2014 in determining such fair values:

		Fair Value Inputs at September 30, 2015
	Fair Value at September 30, 2015	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$85,670,000	$—	$—	$85,670,000
Unsecured debt	181,297,967	—	—	181,297,967
Subordinated debt	25,450,497	—	—	25,450,497
Senior secured loans	741,268,696	—	—	741,268,696
Preferred stock	40,374,281	—	—	40,374,281
Common stock	49,191,014	—	—	49,191,014
Limited partnership/limited liability company interests	23,705,574	—	—	23,705,574
Equity warrants/options	2,837,613	—	—	2,837,613

Total investments	1,149,795,642	—	—	1,149,795,642
Cash and cash equivalents	7,244,836	7,244,836	—	—

Total	$1,157,040,478	$7,244,836	$—	$1,149,795,642

		Fair Value Inputs at December 31, 2014
	Fair Value at December 31, 2014	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$101,459,500	$—	$—	$101,459,500
Unsecured debt	174,559,213	—	—	174,559,213
Subordinated debt	50,524,000	—	—	50,524,000
Senior secured loans	665,287,992	—	—	665,287,992
Preferred stock	40,484,870	—	—	40,484,870
Common stock	106,979,016	—	—	106,979,016
Limited partnership/limited liability company interests	98,591,728	—	—	98,591,728
Equity warrants/options	19,830,419	—	—	19,830,419

Total investments	1,257,716,738	—	—	1,257,716,738
Cash and cash equivalents	10,326,174	10,326,174	—	—

Total	$1,268,042,912	$10,326,174	$—	$1,257,716,738

The valuation techniques used at September 30, 2015 and December 31, 2014 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market, or income approach or both using third party valuation firms was $1,147,918,108 and $1,251,086,872 as of September 30, 2015 and December 31, 2014, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended September 30, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2015	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2015
Senior secured notes	$89,810,000	$297,742	$—	$(4,437,742)	$—	$—	$—	$85,670,000
Unsecured debt	175,349,821	—	—	(2,968,171)	14,016,003	(5,099,686)	—	181,297,967
Subordinated debt	27,252,487	30,463	—	(1,832,453)	—	—	—	25,450,497
Senior secured loans	685,951,124	422,451	—	(3,658,865)	60,671,227	(2,117,241)	—	741,268,696
Preferred stock	38,778,184	(1)	2,579,379	(399,280)	1,995,378	(2,579,379)	—	40,374,281
Common stock	41,208,605	—	—	8,463,685	—	(481,276)	—	49,191,014
Limited partnership/LLC Interest	23,985,453	—	6,429	469,232	195,918	(951,458)	—	23,705,574
Equity warrants/options	2,803,463	—	—	34,150	—	—	—	2,837,613

Total investments	$1,085,139,137	$750,655	$2,585,808	$(4,329,444)	$76,878,526	$(11,229,040)	$—	$1,149,795,642

The following is a reconciliation for the nine months ended September 30, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2014	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2015
Senior secured notes	$101,459,500	$906,403	$—	$(6,794,133)	$7,462,500	$(17,364,270)	$—	$85,670,000
Unsecured debt	174,559,213	—	(6,377,901)	(526,495)	29,535,915	(15,892,765)	—	181,297,967
Subordinated debt	50,524,000	81,921	—	(1,922,837)	167,413	(23,400,000)	—	25,450,497
Senior secured loans	665,287,992	1,351,999	(11,969,761)	2,020,592	158,929,104	(74,351,230)	—	741,268,696
Preferred stock	40,484,870	(1)	16,735,190	(3,702,067)	11,789,888	(24,933,599)	—	40,374,281
Common stock	106,979,016	—	64,465,380	(43,436,136)	4,901,869	(83,719,115)	—	49,191,014
Limited partnership/ LLC Interest	98,591,728	—	66,426,928	(59,881,439)	682,976	(82,114,619)	—	23,705,574
Equity warrants/options	19,830,419	—	(35,073)	(13,809,700)	35,073	(3,183,106)	—	2,837,613

Total investments	$1,257,716,738	$2,340,322	$129,244,763	$(128,052,215)	$213,504,738	$(324,958,704)	$—	$1,149,795,642

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

There were no transfers between Levels during the three or nine months ended September 30, 2015 and 2014. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2015 on investments held at September 30, 2015 for which Level 3 inputs were used in determining fair value was $5,690,895. Net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2014 on investments held at September 30, 2014 for which Level 3 inputs were used in determining fair value was $26,593,640.

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

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement. Included in the consideration and selection of discount rates or market yields are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2015 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	0.65x	0.75x	0.70x
Senior secured loans	5.74x	6.71x	6.22x
Preferred stock	5.36x	6.02x	5.69x
Common stock	6.96x	7.72x	7.34x
Limited partnerships/LLC interest	7.00x	7.62x	7.31x
Equity warrants/options	9.50x	10.50x	10.00x

Market Yields:
Senior secured notes	15.93%	18.45%	17.19%
Unsecured debt	14.21%	14.66%	14.44%
Subordinated debt	9.50%	10.00%	9.75%
Senior secured loans	11.71%	12.53%	12.12%
Preferred stock	13.50%	13.50%	13.50%
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Per Share Data:
Net asset value, beginning of period	$10.49	$9.54

Net investment income	0.76	0.63
Net realized and unrealized gain	0.03	0.48

Total from investment operations	0.79	1.11
Dividend distributions to stockholders from net investment income	(0.63)	(0.68)
Purchases of treasury stock at prices below net asset value	0.02	—
Issuance/reinvestment of stock at prices (below) above net asset value	(0.01)	—

Net increase in net assets	0.17	0.43

Net asset value, end of period	$10.66	$9.97

Market price, end of period	$8.86	$8.54

Total return(1)(2)	16.37%	(0.67)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	3.83%	5.80%
Ratio of interest and other debt related expenses to average net assets(3)	3.12%	3.45%

Ratio of total expenses to average net assets(3)(5)	6.95%	9.25%
Ratio of net investment income to average net assets(3)	9.61%	8.73%
Net assets, end of period	$790,671,501	$743,229,311
Average debt outstanding	$416,169,914	$414,616,028
Weighted average shares outstanding	74,702,748	74,536,270
Average debt per share	$5.57	$5.56
Portfolio turnover(2)	17%	46%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding capital gains incentive fee for the nine months ended September 30, 2015 and 2014 is 4.38% and 4.50%, respectively.
(5)	Ratio excluding capital gains incentive fee for the nine months ended September 30, 2015 and 2014 is 7.50% and 7.94%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

During October 2015, the Company purchased 60,076 shares of its common stock on the open market for $540,109 including brokerage commissions.

On November 4, 2015, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on January 7, 2016 to stockholders of record at the close of business on December 24, 2015.

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

Certain items previously reported may have been reclassified to conform to the current year presentation.

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

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, capital structuring fees, fees for providing significant managerial assistance and consulting fees.

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

At September 30, 2015:

Investment Portfolio: $1,149.8 million

Net Assets: $790.7 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $376.4 million

Net Asset Value per share: $10.66

Portfolio Activity for the Three Months Ended September 30, 2015:

Cost of investments during period, including PIK: $76.9 million

Sales, repayments and other exits during period: $10.7 million

Number of portfolio companies at end of period: 43

Operating Results for the Three Months Ended September 30, 2015:

Net investment income per share: $0.32

Distributions declared per share: $0.21

Basic earnings per share: $0.29

Net investment income: $23.8 million

Net realized and unrealized loss: $2.1 million

Net increase in net assets from operations: $21.7 million

Net investment income per share, as adjusted1: $0.24

Basic earnings per share, as adjusted1: $0.21

Net investment income, as adjusted1: $17.7 million

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

Portfolio and investment activity

We invested $76.9 million during the three months ended September 30, 2015. The investments consisted of senior secured loans secured by first liens ($13.3 million, or 17.3%), or second liens ($47.4 million, or 61.6%), and unsecured or subordinated debt securities ($16.2 million, or 21.1%). Additionally, we received proceeds from sales/repayments and other exits of approximately $10.7 million during the three months ended September 30, 2015.

At September 30, 2015, our portfolio of $1,149.8 million (at fair value) consisted of 43 portfolio companies and was invested 64% in senior secured loans, 18% in unsecured or subordinated debt securities, 10% in equity investments, and 8% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.5 million at September 30,

2015. Our largest portfolio company investment by value was approximately $81.2 million and our five largest portfolio company investments by value comprised approximately 26% of our portfolio at September 30, 2015. At December 31, 2014, our portfolio of $1,257.7 million (at fair value) consisted of 47 portfolio companies and was invested 53% in senior secured loans, 21% in equity investments, 18% in unsecured or subordinated debt securities and 8% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $29.4 million at December 31, 2014. Our largest portfolio company investment by value was approximately $71.0 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2014.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.6% at September 30, 2015 and 11.7% at December 31, 2014. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.1% and 13.4%, respectively, at September 30, 2015, versus 11.3% and 12.9%, respectively, at December 31, 2014. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.5% at September 30, 2015 and 11.6% at December 31, 2014. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.1% and 12.6%, respectively, at September 30, 2015, versus 11.2% and 12.5%, respectively, at December 31, 2014. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.24 at September 30, 2015 and 1.27 at December 31, 2014. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Grade 1	$915,035,207	$980,351,780
Grade 2	190,159,191	242,173,859
Grade 3	43,387,970	11,074,000
Grade 4	700,774	23,548,349
Not Rated	512,500	568,750

Total investments	$1,149,795,642	$1,257,716,738

Results of operations

Results comparisons for the three months ended September 30, 2015 and 2014.

Investment income

Investment income totaled $33,940,028 and $33,162,668, respectively, for the three months ended September 30, 2015 and 2014, of which $21,872,366 and $22,165,859 were attributable to interest and fees on senior secured loans, $10,428,908 and $10,378,038 to interest and fees earned on other debt securities, $1,636,465 and, $617,193 to dividends from equity securities and $2,289 and $1,578 to interest earned on cash equivalents, respectively. The increase in investment income for the three months ended September 30, 2015 is primarily attributable to a decrease in fee income, more than offset by an increase in interest and dividends.

For the three months ended September 30, 2015, fee income was primarily comprised of $1,199,489 in capital structuring fees. Interest income is comprised of approximately 94% of cash interest and 6% of PIK interest.

Expenses

Expenses for the three months ended September 30, 2015 and 2014 were $10,144,878 and $13,830,210, respectively, which consisted of $5,784,734 and $5,621,443 in base management fees, $5,281,984 and $5,283,546 in interest and credit facility fees, $585,752 and $450,052 in professional fees, $587,623 and $683,804 in investment advisor and administrative services expenses, $524,765 and $524,766 in amortization of debt issuance costs, $187,000 and $194,500 in director fees, $(4,224,731) and $593,837 of incentive management fees, and $1,417,751 and $478,262 in other expenses, respectively. The current period other expenses also consist of a one-time blocker tax expense in the amount of $409,113. The decrease in total expenses during the current period is largely a result of a reversal in incentive management fees based on capital gains during the period.

Net investment income

Net investment income was $23,795,150 and $19,332,458 for the three months ended September 30, 2015 and 2014, respectively. The increase is primarily attributable to a decrease in expenses related to the reversal in incentive fees based on gains during the current period.

Net realized gain or loss

Net realized gain for the three months ended September 30, 2015 and 2014 was $2,585,808 and $450,229, respectively. During the current period, the net realized gain is comprised of additional escrow proceeds from the exit of our Dial Global, Inc. preferred equity interest in 2013.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2015 and 2014, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $4,653,130 and an increase in net unrealized appreciation of $9,186,835, respectively. The current period decrease was primarily driven by a decline in the valuation of certain of our portfolio companies, resulting in a net portfolio decline of $4,171,854, as well as an unrealized foreign currency translation loss of $481,276. The increase in net unrealized appreciation for the three months ended September 30, 2014 is comprised primarily of net unrealized appreciation on investments of $9,563,993.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations for the three months ended September 30, 2015 and 2014 was an increase of $21,727,828 and $28,969,522, respectively. As compared to the prior period, the decrease primarily reflects a net realized and unrealized loss of $2,067,322 for the current period, versus a $9,637,064 net realized and unrealized gain for the three months ended September 30, 2014.

Results comparisons for the nine months ended September 30, 2015 and 2014.

Investment income

Investment income totaled $97,627,101 and $96,491,305, respectively, for the nine months ended September 30, 2015 and 2014, of which $60,910,824 and $54,432,756 were attributable to interest and fees on senior secured loans, $32,603,784 and $40,307,362 to interest and fees earned on other debt securities, $4,106,044 and $1,747,029 to dividends from equity securities, and $6,449 and $4,158 to interest earned on cash equivalents, respectively. The increase in investment income for the nine months ended September 30, 2015 is primarily attributable to a decrease in fee income during the current period, more than offset by an increase in interest income. Interest income is comprised of approximately 96% of cash interest and 4% of PIK interest.

Expenses

Expenses for the nine months ended September 30, 2015 and 2014 were $40,970,467 and $49,633,327, respectively, which consisted of $18,691,632 and $17,892,011 in base management fees, $16,828,363 and $16,899,287 in interest and credit facility fees, $2,108,987 and $2,080,205 in investment advisor and administrative services expenses, $(3,189,459) and $7,022,626 in incentive management fees, $1,725,404 and $1,550,416 in professional fees, $1,557,184 and $1,588,436 in amortization of debt issuance costs, $523,500 and $531,000 in director fees, and $2,724,856 and $2,069,346 in other expenses, respectively. The current period other expenses also consist of a one-time blocker tax expense in the amount of $409,113. The decrease in total expenses during the current period is largely a result of a reversal in incentive management fees based on gains during the period.

Net investment income

Net investment income was $56,656,634 and $46,857,978 for the nine months ended September 30, 2015 and 2014, respectively. The increase is primarily attributable to a decrease in expenses related to the reversal in incentive fees based on gains during the current period.

Net realized gain or loss

Net realized gain for the nine months ended September 30, 2015 and 2014 was $129,244,763 and $83,274,200, respectively. Net realized gains during the current period were primarily generated from the sale of our equity investments in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings, LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation and USI Senior Holdings, Inc., partially offset by realized losses on the restructurings of Red Apple Stores Inc. and WBS Group LLC. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods. Net realized gain of $83,274,200 for the nine months ended September 30, 2014 was largely attributable to gains relating to the sales of Arclin Cayman Holdings Ltd. and Electrical Components International. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2015, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $126,779,949 primarily resulting from reversals due to the recognition of realized gains associated with the sale of certain equity positions during the period. For the nine months ended September 30, 2014, the decrease in net unrealized appreciation of $47,379,087 was largely attributable to reversals due to the recognition of realized gains associated with the sales of Arclin Cayman Holdings Ltd. and Electrical Components International.

Net increase or decrease in net assets resulting from operations

The net increase in net assets resulting from operations for the nine months ended September 30, 2015 and 2014 was an increase of $59,121,448 and $82,753,091, respectively. As compared to the prior period, the decrease primarily reflects a net realized and unrealized gain of $2,464,814 for the current period, versus a $35,895,113 net realized and unrealized gain for the nine months ended September 30, 2014.

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

We record our liability for Incentive Fees based on income as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter is based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the current fiscal quarter. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilize for each trailing four-fiscal quarter period, with the formula applied to the current quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Quarterly Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
GAAP Basis:
Net Investment Income	$23,795,150	$19,332,458	$56,656,634	$46,857,978
Net Investment Income per share	0.32	0.26	0.76	0.63
Addback: GAAP incentive management fee expense based on Gains	(4,224,731)	593,837	(3,200,520)	7,022,626
Addback: GAAP incentive management fee expense based on Income	—	—	11,061	—
Pre-Incentive Fee[1]:
Net Investment Income	$19,570,419	$19,926,295	$53,467,175	$53,880,604
Net Investment Income per share	0.26	0.27	0.72	0.72
Less: Incremental incentive management fee expense based on Income	1,821,960	2,613,638	3,180,456	5,467,636
As Adjusted[2]:
Net Investment Income	$17,748,459	$17,312,657	$50,286,719	$48,412,968
Net Investment Income per share	0.24	0.23	0.67	0.65

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

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2015, we generated operating cash flows primarily from investment dispositions, interest and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the nine months ended September 30, 2015 was $119,137,283. Our primary sources of cash from operating activities during the period consisted of a net increase in net assets from operations of $59,121,448, and net proceeds from repayments, net of purchases and PIK, of $110,429,327.

Net cash used in financing activities during the nine months ended September 30, 2015 was $122,218,621. Our primary uses of cash from financing activities was $71,815,859 in debt repayments, net of proceeds under the Credit Facility, and $44,289,472 of distributions paid in cash.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2015 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$72.0	$—	$—	$72.0	$—
Term Loan	15.0	—	—	15.0	—
Senior Secured Notes	175.0	158.0	17.0	—	—
Convertible Notes	114.4	—	114.4	—	—
Interest and Credit Facility Fees Payable	3.6	3.6	—	—	—

(1)	At September 30, 2015, $327.8 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. On March 24, 2015 the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc. in the amount of $5,250,000. No amounts were drawn at September 30, 2015. There were no such guarantees outstanding at September 30, 2014. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2015, the Company had no obligations to existing portfolio companies for unfunded commitments.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since September 2013.

Distributions Amount Per Share Outstanding	Record Date	Payment Date
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015
$0.21	December 24, 2015	January 7, 2016

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the nine months ended September 30, 2015 and 2014, distributions reinvested pursuant to our dividend reinvestment plan totaled $2,749,683 and $3,217,895, respectively.

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

Recent developments

On November 4, 2015, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on January 7, 2016 to stockholders of record at the close of business on December 24, 2015.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2015, 70% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2015, of those floating rate debt investments, 92% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2015 and 2014, we did not engage in any interest rate hedging activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, at this time we do not expect that these proceedings will have a material effect on our consolidated financial statements. We have been named as a defendant, together with 52nd Street Capital Advisors LLC, our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions filed in West Virginia involving a fatal accident that occurred on December 9, 2010, at the facilities of one of our portfolio companies. The cases, which have been consolidated, involve three deaths and personal injuries to other employees. We and 52nd Street Capital Advisors LLC filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and we have subsequently sought relief through a petition writ of prohibition in the Supreme Court of Appeals of West Virginia. That petition has not been ruled on. On August 19, 2015, the Court entered a separate order releasing certain insurance proceeds to the estates of the deceased workers. At this time it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended September 30, 2015.

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	$8.89	203,199	203,199	3,796,801
August 2015	8.90	95,100	95,100	3,701,701
September 2015	8.80	393,124	393,124	3,308,577

Total	$8.84	691,423	691,423

In 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company may repurchase up to 2.5 percent of its outstanding shares of common stock from time to time in open market or privately negotiated transactions. In 2009, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock. During April 2015, the Board of Directors approved an extension and increase to the plan which authorized the Company to repurchase up to an additional 2.5 percent of its outstanding shares of common stock, or an additional 1,869,399 shares. During July 2015, the Board of Directors approved an extension to the plan and an increase to the remaining amount of shares authorized to be repurchased to a total of 4,000,000 shares.

The repurchase plan was extended until the earlier of June 30, 2016 or such time that all of the authorized shares have been repurchased. The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: November 4, 2015	By:	/s/ Steven F. Sterling
Steven F. Sterling
Chairman of the Board and Chief Executive Officer

Date: November 4, 2015	By:	/s/ Donna M. Milia
Donna M. Milia
Interim Chief Financial Officer and Treasurer