Form 10-K
period 2015-12-31
BlackRock Capital Investment Corp
filed 2016-03-09
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Large Accelerated Filer  ☐                     Accelerated Filer  ☑                     Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2015 (the last business day of the Registrant’s most recently completed second quarter) was $663,742,724 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 72,857,414 shares of the Registrant’s common stock outstanding at March 9, 2016.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK CAPITAL INVESTMENT CORPORATION

2015 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

General

BlackRock Capital Investment Corporation (“BlackRock Capital,” the “Company” or the “Registrant,” which may also be referred to as “we,” “us” or “our”) provides middle-market companies with flexible financing solutions, including senior and junior secured, unsecured and subordinated debt securities and loans, and equity securities. Our strategy is to provide capital to meet our clients’ current and future needs across this spectrum, creating long-term partnerships with growing middle-market companies.

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

At a Special Meeting of the Company’s Stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement (“Management Agreement”) between the Company and BlackRock Advisors, LLC (the “Advisor” or “BlackRock Advisors”) to permit the Advisor to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor”, “BKCA” or “52nd Street”), to the

Advisor (the “Transaction”). The Advisor is a wholly owned indirect subsidiary of BlackRock, Inc. (“BlackRock”). The Transaction was completed on March 6, 2015 and, pursuant to the new investment management agreement, dated as of March 6, 2015, the Company’s investment activities are currently managed by the Advisor. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous management agreement”. The Company’s current Management Agreement has the same Management and Incentive Fee terms as the previous agreement until March 6, 2017 and thereafter will have different Management and Incentive Fees terms as compared to the previous agreement.

Organization of the Advisor and Previous Advisor

52nd Street Capital Advisors LLC, the Previous Advisor, is organized as a Delaware limited liability company and is registered as an investment advisor with the SEC under the Advisers Act. Its principal executive offices are located at 40 East 52nd Street, New York, New York. James R. Maher, former Chairman and Chief Executive Officer of the Company and Michael B. Lazar, former Chief Operating Officer of the Company, are the control persons of the Previous Advisor.

Prior to the Transaction, our investment activities were managed by the Previous Advisor. The Previous Advisor was responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Previous Advisor was led by James R. Maher, Chairman and Chief Executive Officer (“CEO”) of the Company and the Previous Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Previous Advisor. They were supported by the Previous Advisor’s team of employees, including 15 investment professionals who have extensive experience in commercial and mezzanine lending, investment banking, accounting, corporate law and private equity investing. Additionally, the Previous Advisor had an investment committee that included Messrs. Maher and Lazar. Senior management as well as other key personnel of the Previous Advisor had critical industry experience and relationships that we relied on to implement our business plan.

Effective March 6, 2015, James R. Maher and Michael B. Lazar stepped down from their roles with the Company. Mr. Maher, who served as the Company’s Chairman and CEO, will remain on the Board of Directors (the “Board”) and will serve as a senior advisor to BlackRock Advisors to assist in the transition of the business. Mr. Lazar, who served as the Chief Operating Officer of the Company and a member of the Board, has stepped down from the Board at closing, and has completed his service as an advisor to BlackRock Advisors in transitioning the business, including portfolio responsibility and business operations. Effective March 6, 2015, Steven F. Sterling, Managing Director and previously head of BlackRock’s Global Capital Markets group, assumed the role of CEO of the Company and Chairman of the Board. Certain investment professionals of 52nd Street became employees of BlackRock Advisors upon the closing of the Transaction. As of December 31, 2015, the Company was supported by a team that was predominantly comprised of the same professionals that previously supported Messrs. Maher and Lazar at the previous advisor prior to the completion of the Transaction. In connection with the Transaction, the Company entered into a new Management Agreement with BlackRock Advisors, LLC whereby the Advisor will serve as the Company’s investment manager following the completion of the Transaction.

BlackRock Advisors, a Delaware limited liability company, is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Advisers Act. BlackRock Advisors manages or has committed to manage approximately $422.0 billion of assets as of December 31, 2015.

BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Since the commencement of our operations, the team of investment professionals of the Previous Advisor, including senior management, as well as the team that continues to support the BDC following the completion of the Transaction, has evaluated more than 3,400 investment opportunities and completed investments in 175 portfolio companies, aggregating over $4.1 billion in capital provided to middle-market companies through December 31, 2015.

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $4.1 billion across 175 portfolio companies through December 31, 2015. We have a portfolio yield at fair value of approximately 11.6% at December 31, 2015. During 2015, we invested approximately $311.8 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 3,400 potential investments and have a proven process through which we have invested in excess of $4.1 billion through December 31, 2015. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom its investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Our investment activities are carried out by our investment Advisor, BlackRock Advisors, and led by Steven F. Sterling, CEO and Chairman of the Board and Head of BlackRock’s US Private Capital group, and Michael Zugay, Head of Investments for BlackRock’s US Private Capital group, with guidance from the Advisor’s investment committee. The investment committee is comprised of Messrs. Sterling and Zugay, and certain employees of BlackRock Advisors. The Advisor’s investment professionals, as well as members of the investment committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills.

Our executive officers and directors and the employees of the Advisor serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds managed by our affiliates. We note that any affiliated investment vehicle currently formed or formed in the future and managed or to be managed in the future by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by the Advisor or its affiliates. However, the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the Securities and Exchange Commission (“SEC”) permitting us to do so. BlackRock does not currently advise us. A subsidiary of BlackRock provides certain administrative services to us as of and for the year ended December 31, 2015.

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

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of us, the Advisor and our affiliates. The Advisor is registered under the Advisers Act. Under our investment management agreement, we have agreed to pay the Advisor an annual base management fee (the “Management Fee”) based on our total assets, as well as an incentive management fee (the “Incentive Fee”) based on our performance. The Management Agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. The Company’s current Management Agreement has the same Management and Incentive Fee terms as the previous agreement until March 6, 2017 and thereafter will have different Management and Incentive Fee terms as compared to the previous agreement.

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

Investment selection process

The Company’s investment activities are managed by BlackRock Advisors. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is supported by a team of employees devoted to the BDC, including investment professionals who have extensive experience in commercial lending, investment banking, accounting, corporate law and private equity investing.

If a prospective investment is deemed to warrant further review, an investment team is assigned to the investment and the junior members of the team prepare a screening memo for internal discussion. The purpose of the screening meeting is to determine if the prospective investment fits the fund mandate and should require incremental team resources to diligence and execute, as determined by vote of the Investment Committee. At this time, the other investment professionals have the opportunity to identify diligence items, ask questions and raise concerns.

The Advisor selectively narrows prospective investment opportunities through a process designed to identify the most attractive opportunities. If the Investment Committee and the Company’s senior management determine that an investment opportunity merits pursuit, the Advisor engages in an intensive due diligence process. This process involves extensive research into the target company, its management, its industry, its growth prospects and its ability to withstand adverse conditions.

In conducting their due diligence, the Advisor’s investment professionals use publicly available information as well as information from their extensive relationships with former and current management teams, consultants, competitors and investment bankers, among others. Though each transaction involves a somewhat different approach, the Advisor often undertakes the following due diligence steps. Initially, the investment team involved in the transaction may meet with management to get an insider’s view of the business and probe for potential weaknesses in business prospects. They may also visit headquarters and company operations, meeting top-and middle-level executives. Independently from the company, the investment team may check management’s backgrounds and references. With information provided by the company, the investment team performs a detailed review of historical financial performance and the quality of earnings. To assess both business prospects and standard practices, they may contact customers and vendors and conduct a competitive analysis, comparing the company to its main competitors on an operating, financial, market share and valuation basis. The investment team also researches the industry for historic growth trends and future prospects utilizing BlackRock’s industry analysts, third party research, industry association literature and general news. Furthermore, they assess asset value and the ability of physical infrastructure and information systems to handle anticipated growth and investigate any legal risks and the viability of current financial and accounting systems. Attorneys and independent accountants as well as outside advisors, as appropriate, may conduct additional due diligence on behalf of the Advisor.

After the Advisor has identified an investment opportunity, received approval at the screening meeting, and completed due diligence, the investment team involved in the transaction prepares a written investment analysis in the form of an investment committee memo, and presents their findings to all of the investment professionals including Messrs. Sterling and Zugay, at an Investment Committee meeting. At that time, the Investment Committee, which consists of the senior investment professionals, cast a vote for or against moving forward with the potential investment.

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

Investment rating system

The Advisor employs a grading system for our entire portfolio. The Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Generally, the Advisor assigns only one loan grade to each portfolio company for all loan investments in that portfolio company; however, the Advisor will assign multiple ratings for different investments in one portfolio company, when appropriate. The following is a description of the conditions associated with each investment rating:

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.29 at December 31, 2015 and 1.27 at December 31, 2014. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Grade 1	$865,640,641	$980,351,780
Grade 2	195,557,688	242,173,859
Grade 3	41,737,298	11,074,000
Grade 4	13,610,937	23,548,349
Not Rated	450,000	568,750

Total investments	$1,116,996,564	$1,257,716,738

The investment rating process begins with each portfolio company or investment being initially evaluated by the investment team, led by a senior investment professional that is responsible for the portfolio company relationship. This evaluation generally is completed no less frequently than quarterly. At the Advisor’s weekly investment professionals’ meeting, the transaction team presents an update on the activities of any company rated below Grade 1. Each quarter, all investment professionals attend a separate investment rating meeting. At these quarterly meetings, the investment team responsible for each portfolio investment reviews each portfolio company and suggests a rating for each investment for discussion among the investment professionals. At the conclusion of discussion, and subject to the approval of the Company’s CEO and the Advisor’s Head of Investments, the Company’s Chief Financial Officer compiles the internal investment ratings quarterly for review by the Board of Directors.

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

With respect to the Company’s investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, the Board of Directors has approved a multi-step valuation process applied each quarter, as described below:

(i)	The quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Advisor responsible for the portfolio investment;

(ii)	The investment professionals provide recent portfolio company financial statements and other reporting materials to independent valuation firms engaged by the Board of Directors; such firms conduct independent appraisals each quarter and their preliminary valuation conclusions are documented and discussed with the Company’s senior management;

(iii)	The Audit Committee of the Board of Directors reviews the preliminary valuations prepared by the independent valuation firms; and

(iv)	The Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the Audit Committee.

Investment management agreement

At a Special Meeting of the Company’s Stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC to permit the Advisor to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Previous Advisor, 52nd Street Capital

Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC. The Advisor is a wholly owned indirect subsidiary of BlackRock, Inc. The Transaction was completed on March 6, 2015 and, pursuant to the new investment management agreement, dated as of March 6, 2015, the Company’s investment activities are currently managed by the Advisor. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Previous Advisor, which initially became effective on June 22, 2008 and its initial term expired on June 22, 2010. Our Board of Directors then approved the agreement for successive one year terms with the most recently approved term expiring upon the completion of the Transaction with BlackRock Advisors on March 6, 2015, at which time the new investment management agreement became effective. The Company’s current Management Agreement has the same Management and Incentive Fee terms as the previous agreement until March 6, 2017 and thereafter will have different Management and Incentive Fees terms as compared to the previous agreement as outlined below. Unless earlier terminated, the investment management agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons.

Base Management Fee

Under the current investment management agreement, the Advisor, subject to the overall supervision of the Board of Directors, manages the day-to-day operations and provides us with investment advisory services. For providing these services, the Advisor receives, until March 6, 2017, a base management fee at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, the Advisor will receive a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on total asset valuation at the end of the prior quarter.

For the years ended December 31, 2015, 2014 and 2013, both the previous and current Advisors together earned an aggregate $24,678,087, $23,641,231 and $21,629,665, respectively, in base management fees under the Management Agreement.

Incentive Management Fees Until March 6, 2017

The current investment management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee under certain circumstances until March 6, 2017. The Incentive Fee is calculated in the same manner as the Incentive Fee in the previous investment management agreement. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period, and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2015 and 2014 was determined by reference to the four quarter periods ended on December 31, 2015 and 2014, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the years ended December 31, 2015, 2014 and 2013, the Advisor earned $11,061, $9,972,822 and $10,889,088 in Incentive Fees based on income, respectively.

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

It should be noted that net realized capital gains during the period are calculated as the proceeds received upon disposition in excess of the lower of each security’s amortized cost, or the fair market value as of the beginning of the measurement period. Since this calculation is not cumulative, but rather performed on an annual period commencing each July 1, any unrealized depreciation on a security, if any, will be captured in the gross unrealized depreciation of a prior period.

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

The capital gains Incentive Fee due and payable to the Advisor as calculated under the investment management agreement as described above was zero at December 31, 2015, 2014 and 2013. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2015, 2014 and 2013 resulted in a capital gains Incentive Fee (reversal)/accrual of $(3,200,520), $17,533,209 and $20,259,349, respectively. The total cumulative accrued balance at December 31, 2015, 2014 and 2013 was zero, $27,534,770 and $25,754,084, respectively.

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

Annual Incentive Fee Based on Capital Gains After March 6, 2017

The second portion of the Incentive Fee is based on capital gains and is calculated separately for each Annual Period. The Advisor will be entitled to receive an Incentive Fee based on capital gains for each Annual Period in an amount equal to 20% of the amount by which (1) net realized capital gains occurring during the period, if any, exceeds (2) gross unrealized capital depreciation, if any, occurring during the period. In calculating the portion of the Incentive Fee based on capital gains payable for any period, investments are accounted for on a security-by-security basis. In addition, the portion of the Incentive Fee based on capital gains is determined using the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses for the period and gross unrealized capital depreciation for the period.

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

We will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2015, 2014 and 2013, we incurred $798,139, $729,868 and $783,342, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. Reimbursements to the Advisor for the years ended December 31, 2015, 2014 and 2013, were $1,590,067, $3,490,730 and $2,808,014, respectively.

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

Duration and termination

Unless earlier terminated, the investment management agreement will remain in effect for a period of two years from the date it first became effective. Thereafter, if not terminated, the Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board of Directors or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board of Directors who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. We may terminate the Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board of Directors or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Management Agreement will also immediately terminate in the event of its assignment.

Administration agreement

We have entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”), a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

For the years ended December 31, 2015, 2014 and 2013, we incurred $1,614,561, $1,955,460 and $2,059,038, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

Leverage

On March 27, 2014, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $405,000,000 and a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 2.25%. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

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

The Convertible Notes are unsecured and bear interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company does not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes mature on February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

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

Staffing

Services necessary for our business are provided by individuals who are employees of the Advisor or the Administrator and its affiliates, pursuant to the terms of the Management Agreement and the Administration Agreement. Each of our executive officers is an employee of the Advisor or the Administrator and its affiliates. Our day-to-day investment operations are managed by the Advisor. There are currently 15 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the Administration Agreement, including rent as well as our allocable portion of any costs and expenses incurred by the Administrator relating to any non-investment advisory, administrative or operating services provided by the Administrator to us.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available free of charge by calling us at (212) 810-5800 or on our website at www.blackrockbkcc.com. The information on our website is not deemed incorporated by reference in this Annual Report. You also may inspect and copy these reports, proxy statements and other information, as well as the Annual Report and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549.

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

Our ability to achieve our investment objective depends on our ability to manage our business, which depends, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result is largely a function of the Advisor’s investment process and, in conjunction with the Administrator, its ability to provide competent, attentive and efficient services to us. Some of our executive officers and members of the Advisor’s investment committee have substantial responsibilities to other clients in addition to their activities and responsibilities on our behalf. The investment professionals dedicated to us may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial financing companies, insurance companies, high yield investors, hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time. We do not seek to compete primarily based on the interest rates we offer and we believe that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our existing investment platform, seasoned investment professionals, experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and flexible transaction structuring.

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

We depend on the members of senior management of the Advisor, particularly Steven F. Sterling and James Keenan, Managing Directors of the Advisor, and other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. There also could be no assurance the Advisor would replicate its historical success. In addition, we can offer no assurance that BlackRock Advisors, LLC will remain our investment adviser or that BlackRock Financial Management, Inc. will remain our administrator.

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

Our Advisor has the right, under our Management Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. An example of such disruption and instability occurred between 2008 and 2009. During that period, despite actions of the U.S. federal government and foreign governments, such disruption and instability contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While capital markets have improved in recent years, these conditions could deteriorate again and global financial markets could experience significant volatility. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. There can be no assurance that adverse market conditions will not repeat themselves or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on May 8, 2015, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 8, 2016.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

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

The downgrade of the U.S. credit rating, economic crisis in Europe, turbulence in the Chinese stock market and global commodity markets or otherwise could negatively impact our business, financial condition and earnings.

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

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In addition, stock prices in China have experienced a significant drop in the second quarter of 2015, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. The volatility has been followed by volatility in stock markets around the world, including in the United States, as well as increased turbulence in commodity markets, such as reductions in prices of crude oil. Continued sell-off and price drops in the Chinese stock markets may have a contagion effect across the financial markets. These market and economic disruptions affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

Additionally, Russian intervention in Ukraine during 2014 significantly increased regional geopolitical tensions. The situation remains fluid with potential for further escalation of geopolitical tensions, increased severity of sanctions against Russian interests, and possible Russian counter-measures. Further economic sanctions could destabilize the economic environment and result in increased volatility. Should the economic recovery in the United States be adversely impacted by increased volatility in the global financial markets caused by developments in respect of the Russian sanctions, further turbulence in Chinese stock markets and global commodity markets or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on credit markets and the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in July 2015, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions and that it would be appropriate to raise the rate when economic conditions improve further. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

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

As of December 31, 2015, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2015.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2015, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under the Credit Facility, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

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

We maintain a multi-currency $405 million senior secured credit facility with a group of lenders, under which we had approximately $60.0 million of indebtedness outstanding at December 31, 2015. Availability under our Credit Facility was $345.0 million at December 31, 2015. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750 million. The Credit Facility has a stated maturity date of March 27, 2019. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. We currently have outstanding $175 million of Senior Secured Notes, $115 million of Convertible Notes and $15 million of a term loan. Lenders under our Credit Facility, Senior Secured Notes and Convertible Senior Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility and Senior Secured Notes.

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

As a BDC, we generally are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets, we may raise $100 from senior securities, such as borrowings or issuing secured stock. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2015, which represented borrowings equal to 32% of our total assets. On such date, we also had $1,150.3 million in total assets; an average cost of funds of 5.7%; $364.5 million in debt outstanding; and $753.8 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2015 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 5.7% by the $364.5 million debt is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2015 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-18.0%	-10.4%	-2.7%	4.9%	12.5%

(1)	The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. A portion of such distributions may include a return of stockholder capital. Distributions in excess of our current and accumulated earnings and profits are considered non-taxable distributions and serve to reduce the basis of our shares in the hands of the common stockholders rather than being currently taxable as a result of the reduction of the basis of our shares, common shareholders may incur additional capital gains taxes or may have lower capital losses.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with U.S. generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount,” or OID, for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax. See “Material U.S. Federal Tax Matters.”

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

•

PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the Incentive Fees payable to the Advisor. Similarly, all things being equal, the deferral associated with PIK interest also decreases the loan-to-value ratio at a compounding rate.

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

Our Advisor and its affiliates and employees may have certain conflicts of interest.

The Advisor, its employees and members of its investment committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

BlackRock, the ultimate parent company of the Advisor, and its affiliates, which include the Advisor and PNC, are involved worldwide with a broad spectrum of financial services and asset management activities and may engage in the ordinary course of business in activities in which their interests or the interests of their clients may conflict with our interests. BlackRock and its affiliates may provide investment management services to other funds and discretionary managed accounts that follow an investment program similar to ours. BlackRock and its affiliates intend to engage in such activities and may receive compensation from third parties for their services. Neither BlackRock nor its affiliates are under any obligation to share any investment opportunity, idea or strategy with us. As a result, BlackRock and its affiliates may compete with us for appropriate investment opportunities. The results of our investment activities, therefore, may differ from those of an affiliate or another account managed by an affiliate of BlackRock and it is possible that we could sustain losses during periods in which one or more affiliates of BlackRock and other accounts achieve profits on their trading for proprietary or other accounts. The 1940 Act imposes limitations on certain transactions between a business development company, a registered investment company and affiliated persons of the business development company or registered investment company, as well as affiliated persons of such affiliated persons. Among others, affiliated persons of a business development company or registered investment company include its investment adviser; officers; directors/trustees; any person who directly or indirectly controls, is controlled by or is under common control with such business development company or registered investment company; any person directly or indirectly owning, controlling or holding with power to vote, five percent or more of the outstanding voting securities of such business development or registered investment company; and any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such business development company or registered investment company. BlackRock has adopted policies and procedures designed to address potential conflicts of interest.

Our base management fee may induce our Advisor to cause us to incur additional leverage.

Our base management fee for the initial two years of our investment management agreement is calculated on the basis of our total assets and is calculated on the basis of total assets (excluding cash) thereafter, in each case including assets acquired with the proceeds of leverage. This may encourage the Advisor to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will not be able to monitor this conflict of interest.

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

We may not replicate the success of BlackRock Advisors, LLC.

As of March 6, 2015, we are no longer managed by Blackrock Kelso Capital Advisors LLC. We can provide no assurance that we will replicate our historical performance when we were managed by BlackRock Kelso Capital Advisors LLC and our investment returns may be substantially lower than our returns when we were managed by BlackRock Kelso Capital Advisors LLC. Accordingly, we can offer no assurance that the Advisor will be able to implement our investment objective with the same degree of success as BlackRock Kelso Capital Advisors LLC had in the past or that shares of our common stock will trade at or above the current level.

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

Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct investments or for investments through private secondary market transactions or other secondary transactions.

Our Advisor’s liability is limited under the investment management agreement, and we are required to indemnify our Advisor against certain liabilities, which may lead our Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Our Advisor has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our Board of Directors in declining to follow our Advisor’s advice or recommendations. Pursuant to the investment management agreement, our Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment and management agreement. These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Terrorist attacks, acts of war, or national disasters may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

Terrorist acts, acts of war, or national disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or national disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and national disasters are generally uninsurable.

We may experience cyber-security incidents and are subject to cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

Cyber-security failures or breaches by our Advisor, any sub-adviser(s) and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

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

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity;

•	may name our executive officers, directors and the Advisor, in the ordinary course of business, as defendants in litigation arising from our investments in the portfolio companies;

•

generally have little public information; these companies and their financial information are not subject to the Exchange Act and other regulations that govern public companies, and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our investments;

•	may be adversely affected by changes in laws and regulations, as well as their interpretations, which may adversely affect the business, financial structure or prospects of these companies; and

•	may have difficulty accessing the capital markets to meet future capital needs.

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

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by or under the direction of our Board of Directors. In connection with that determination, members of our Advisor’s portfolio management team will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Board of Directors utilizes the services of an independent valuation firm, which prepares valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Board of Directors takes into account in determining fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments will receive a lower price for their securities than the value of our investments might warrant.

We and the Advisor may be a party to legal proceedings in connection with our investments in our portfolio companies.

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements. We have been named as a defendant, together with 52nd Street Capital Advisors LLC, our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions filed in West Virginia involving a fatal accident that occurred on December 9, 2010, at the facilities of one of our portfolio companies. The cases, which have been consolidated, involve three deaths and personal injuries to other employees. We and 52nd Street Capital Advisors LLC filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and the Supreme Court of Appeals of West Virginia subsequently denied our writ seeking review of that ruling. On August 19, 2015, the Court entered a separate order releasing certain insurance proceeds to the estates of the deceased workers. On October 16, 2015, the trial court granted Defendant AL Solutions, Inc.’s motion for partial summary judgment seeking to void certain contracts to the extent we, 52nd Street Capital Advisors, and another defendant sought contractual indemnification with respect to the subject lawsuits. We have appealed that ruling to the West Virginia Supreme Court of Appeals, which is pending. Summary judgment motions are presently due on or before August 30, 2016, and trial is scheduled to commence on September 8, 2016. At this time it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

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

To the extent we invest in preferred securities, we may incur particular risks, including:

•

Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions. Preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than more senior debt instruments; and

•

generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board. Generally, once all of the arrearages have been paid, the preferred security holders no longer have voting rights.

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

Our portfolio companies usually will have, or may be permitted to incur, other debt that ranks equally with, or senior to, debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligations to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our portfolio holdings.

When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

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

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We generally do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. In addition, other stockholders, such as private or public funds, that have substantial investments in our portfolio companies may have interests that differ from that of the portfolio company or its minority stockholders, which may lead them to take actions that could materially and adversely affect the value of our investment in the portfolio company. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

While we invest primarily in U.S. companies, our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Accordingly, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.

These risks include the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, governmental limitations on a company’s loans, other financial commitments, product lines and other operations and recent ongoing changes in the financial services industry (including consolidations, development of new products and changes to the industry’s regulatory framework). The deterioration of the credit markets starting in late 2007 generally has caused an adverse impact in a broad range of markets, including U.S. and international credit and interbank money markets generally, thereby affecting a wide range of financial institutions and markets. In particular, events in the financial sector in late 2008 resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. This situation has created instability in the financial markets and caused certain financial services companies to incur large losses. Insurance companies have additional risks, such as heavy price competition, claims activity and marketing competition, and can be particularly sensitive to specific events such as man-made and natural disasters (including weather catastrophes), terrorism, mortality risks and morbidity rates.

Our investments in the consumer products sector are subject to various risks including cyclical risks associated with the overall economy.

General risks of companies in the consumer products sector include cyclicality of revenues and earnings, economic recession, currency fluctuations, changing consumer tastes, extensive competition, product liability litigation and increased government regulation. Generally, spending on consumer products is affected by the health of consumers. Companies in the consumer products sectors are subject to government regulation affecting the permissibility of using various food additives and production methods, which regulations could affect company profitability. A weak economy and its effect on consumer spending would adversely affect companies in the consumer products sector.

Our investments in the chemicals sector are subject to various risks including risks related to the costs of raw materials and energy.

General risks of companies in the chemicals industry include safety or product liability issues, costs of raw materials and energy, including crude oil, and competition in global markets. The chemicals industry is highly competitive, both within the industry and with other industries, which puts pressure on prices. Prices are subject to international supply and demand as well as to the purchase costs of raw materials and energy. Markets for chemical products, as well as prices for raw materials and energy used by the chemicals industry, are cyclical and volatile and the costs of raw materials and energy represent a substantial portion of the industry’s production costs and operating expenses. In addition, manufacturing facilities in the chemicals industry are subject to planned and unplanned production shutdowns, turnarounds and outages, which could have an adverse effect on long-term production. Chemical companies are also subject to extensive federal, state, local and foreign regulation, which could inhibit or interrupt operations or require modifications to manufacturing facilities.

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

New market structure requirements applicable to derivatives could significantly increase the costs of utilizing over-the-counter (“OTC”) derivatives.

The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted, and the Commodity Futures Trading Commission (the “CFTC”) and the Securities and Exchange Commission have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivative markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being adopted in the European Union, Japan, and other major financial markets.

These changes include, but are not limited to: requirements that many categories of the most liquid OTC derivatives (currently limited to specified interest rate swaps and index credit default swaps) be executed on qualifying, regulated exchanges and be submitted for clearing; real-time public and regulatory reporting of specified information regarding OTC derivative transactions; and enhanced documentation requirements and recordkeeping requirements. Margin requirements for uncleared OTC derivatives and position limits are also expected to be adopted by the CFTC and other regulators in the future.

While these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, the impact of these changes is not known at this time. For instance, cleared OTC derivatives are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivative transaction. Furthermore, “financial end users,” such as us, that enter into OTC derivatives that are not cleared will, pending finalization of the applicable regulations, generally be required to provide margin to collateralize their obligations under such derivatives. Under current proposed rules, the level of margin that would be required to be collected in connection with uncleared OTC derivatives is in many cases substantially greater than the level currently required by market participants or clearinghouses.

These changes could significantly increase the costs to us of utilizing OTC derivatives, reduce the level of exposure that we are able to obtain (whether for risk management or investment purposes) through OTC derivatives, and reduce the amounts available to us to make non-derivative investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns. Furthermore, the margin requirements for cleared and uncleared OTC derivatives may require that the Adviser, in order to maintain its exemption from commodity pool operator (“CPO”) registration under a no-action letter issued by the staff of the CFTC limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.

Proposed position aggregation requirements may restrict the swap positions that the Adviser may enter into.

The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly expanded the scope of the CFTC’s authority and obligation to require reporting of, and adopt limits on, the size of positions that market participants may own or control in commodity futures and futures options contracts and swaps. The Dodd-Frank Act also narrowed existing exemptions from such position limits for a broad range of risk management transactions.

In accordance with the requirements of the Dodd-Frank Act, the CFTC is required to establish speculative position limits on additional listed futures and options on physical commodities and economically equivalent over-the-counter (“OTC”) derivatives; position limits applicable to swaps that are economically equivalent to United States listed futures and futures options contracts, including contracts on non-physical commodities, such as rates, currencies, equities and credit default swaps; and aggregate position limits for a broad range of derivatives contracts based on the same underlying commodity, including swaps and futures and futures options contracts. The CFTC has proposed potentially significant narrowing of existing precedents and guidance that permit market participants to disaggregate for position limit purposes, positions that are independently controlled. While certain persons, contracts or transactions or classes thereof are exempt from the speculative position limit requirements, such broadened position aggregation requirements may further restrict the swap positions that the Adviser may enter into on our behalf.

The full impact of these recent changes is not known at this time. Individually and collectively, these changes could increase our costs of maintaining positions in commodity futures and futures option contracts and swaps and reduce the level of exposure we are able to obtain (whether for risk management or investment purposes) through commodity futures and futures option contracts and swaps. These changes could also impair liquidity in certain swaps and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns.

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

We obtained approval at our 2015 Special Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2015 Special Meeting, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

In addition, we may also issue shares of common stock in certain limited circumstances under our dividend reinvestment plan and under interpretive advice issued by the Internal Revenue Service. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. Such effects may be material, and we undertake to describe material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

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

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2015 Special Meeting of Stockholders, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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

As with any company, the price of our common stock will fluctuate with market conditions and other factors. The market price and liquidity of the market for our common stock may from time to time be affected by a number of factors, which include, but are not limited to, the following:

•	volatility in the market price and trading volume of common stocks of BDCs or other financial services companies, which are not necessarily related to the operating performance of these companies;

•	investors’ general perception of our company, the economy and general market conditions;

•	our quarterly results of operations;

•	our origination activity, including the pace of, and competition for, new investment opportunities;

•	the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the business services and healthcare industries;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel from the Advisor;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	general economic trends and other external factors, including price and volume fluctuations in the overall stock market; and

•	loss of a major funding source.

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

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering we may conduct. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to this prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

In addition, if the subscription price is less than the net asset value per share of our common stock, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

A trading market or market value of our debt securities may fluctuate.

In the event we issue debt securities, they may or may not have an established trading market. We cannot assure you that a trading market for debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, debt securities we may issue. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the ratings assigned by national statistical ratings agencies;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

•

You should also be aware that there may be a limited number of buyers if and when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.

If your debt securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if your debt securities are subject to mandatory redemption, we may be required to redeem your debt securities also at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

We may initially invest a portion of the net proceeds of offerings pursuant to this prospectus primarily in high-quality short-term investments, which will generate lower rates of return than those expected from the interest generated on first and second lien senior secured loans and mezzanine debt.

We may initially invest a portion of the net proceeds of offerings pursuant to this prospectus primarily in cash, cash equivalents, U.S. government securities and other high-quality short-term investments. These securities generally earn yields substantially lower than the income that we anticipate receiving once we are fully invested in accordance with our investment objective. As a result, we may not, for a time, be able to achieve our investment objective and/or we may need to, for a time, decrease the amount of any dividend that we may pay to our stockholders to a level that is substantially lower than the level that we expect to pay when the net proceeds of offerings are fully invested in accordance with our investment objective. If we do not realize yields in excess of our expenses, we may incur operating losses and the market price of our shares may decline.

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

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements. We have been named as a defendant, together with 52nd Street Capital Advisors LLC, our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions filed in West Virginia involving a fatal accident that occurred on December 9, 2010, at the facilities of one of our portfolio companies. The cases, which have been consolidated, involve three deaths and personal injuries to other employees. We and 52nd Street Capital Advisors LLC filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and the Supreme Court of Appeals of West Virginia subsequently denied our writ seeking review of that ruling. On August 19, 2015, the Court entered a separate order releasing certain insurance proceeds to the estates of the deceased workers. On October 16, 2015, the trial court granted Defendant AL Solutions, Inc.’s motion for partial summary judgment seeking to void certain contracts to the extent we, 52nd Street Capital Advisors, and another defendant sought contractual indemnification with respect to the subject lawsuits. We have appealed that ruling to the West Virginia Supreme Court of Appeals, which is pending. Summary judgment motions are presently due on or before August 30, 2016, and trial is scheduled to commence on September 8, 2016. At this time it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of net asset value per share (“NAV”), and quarterly distributions per share for the years ended December 31, 2015 and 2014.

		Closing Sales Price
	NAV(1)	High	Low	Quarter End Price	Premium/ Discount of High Sales Price to NAV(2)	Premium/ Discount of Low Sales Price to NAV(2)	Quarter End Price to NAV(3)	Declared Distributions
Year Ended December 31, 2015
First Quarter	$10.58	$9.35	$8.02	$9.06	(12)%	(24)%	(14)%	$0.21
Second Quarter	$10.56	$9.76	$9.07	$9.14	(8)%	(14)%	(13)%	$0.21
Third Quarter	$10.66	$9.51	$8.35	$8.86	(11)%	(22)%	(17)%	$0.21
Fourth Quarter	$10.17	$10.15	$8.91	$9.40	0%	(12)%	(8)%	$0.21
Year Ended December 31, 2014
First Quarter	$9.59	$9.64	$9.11	$9.17	1%	(5)%	(4)%	$0.26
Second Quarter	$9.79	$9.29	$8.39	$9.11	(5)%	(14)%	(7)%	$0.21
Third Quarter	$9.97	$9.35	$8.54	$8.54	(6)%	(14)%	(14)%	$0.21
Fourth Quarter	$10.49	$8.99	$8.00	$8.20	(14)%	(24)%	(22)%	$0.21

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each relevant quarter.
(2)	The High/Low Closing Sales Price is calculated as of the close of trading on the NASDAQ on a given day in the applicable quarter and the premium/discount of the High/Low Sales Price to NAV is calculated as a percentage of NAV.
(3)	Calculated as quarter end price divided by NAV.

Holders

At March 9, 2016, there were approximately 280 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

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

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.20	December 31, 2005	January 31, 2006
$0.20	March 15, 2006	March 31, 2006
$0.23	June 15, 2006	June 30, 2006
$0.30	September 15, 2006	September 29, 2006
$0.42	December 31, 2006	January 31, 2007
$0.42	March 15, 2007	March 30, 2007
$0.42	May 15, 2007	May 31, 2007
$0.42	September 14, 2007	September 28, 2007
$0.43	December 14, 2007	December 31, 2007
$0.43	March 17, 2008	March 31, 2008
$0.43	June 16, 2008	June 30, 2008
$0.43	September 15, 2008	September 30, 2008
$0.43	December 15, 2008	December 31, 2008
$0.16	March 20, 2009	April 3, 2009
$0.16	June 19, 2009	July 2, 2009
$0.16	September 18, 2009	October 2, 2009
$0.32	December 21, 2009	January 4, 2010
$0.32	March 22, 2010	April 5, 2010
$0.32	May 17, 2010	July 2, 2010
$0.32	September 17, 2010	October 1, 2010
$0.32	December 20, 2010	January 3, 2011
$0.32	March 18, 2011	April 1, 2011
$0.26	June 17, 2011	July 1, 2011
$0.26	September 19, 2011	October 3, 2011
$0.26	December 21, 2011	January 4, 2012
$0.26	March 20, 2012	April 3, 2012
$0.26	June 19, 2012	July 3, 2012
$0.26	September 19, 2012	October 3, 2012
$0.26	December 20, 2012	January 3, 2013
$0.26	March 19, 2013	April 2, 2013
$0.26	June 18, 2013	July 2, 2013
$0.26	September 19, 2013	October 3, 2013
$0.26	December 20, 2013	January 3, 2014
$0.26	March 20, 2014	April 3, 2014

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2015, 2014 and 2013.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2015, 2014 and 2013, distributions reinvested pursuant to our dividend reinvestment plan totaled $3,700,331, $4,143,503 and $5,288,757, respectively.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Index for the period December 31, 2010 through December 31, 2015. The graph assumes that, on December 31, 2010, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Index (“S&P 500”), and the Russell 2000 Index (“Russell 2000”). The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2015 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$129,411	$134,418	$131,626	$147,291	$131,503
Total Expenses	54,220	84,046	83,988	73,629	58,624
Net Investment Income	75,191	50,372	47,638	73,662	72,879
Net Realized and Unrealized Gain (Loss)	(36,566)	86,868	45,351	(16,310)	4,042
Net Increase (Decrease) in Net Assets Resulting from Operations	38,625	137,240	92,989	57,351	76,921
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$10.17	$10.49	$9.54	$9.31	$9.58
Market Price at Year End	9.40	8.20	9.33	10.06	8.16
Net Investment Income	1.01	0.68	0.64	1.00	1.00
Net Realized and Unrealized Gain (Loss)	(0.49)	1.16	0.61	(0.22)	0.05
Net Increase (Decrease) in Net Assets Resulting from Operations	0.52	1.84	1.25	0.78	1.05
Distributions Declared	0.84	0.89	1.04	1.04	1.10
Consolidated Balance Sheet Data at Year End:
Total Assets	$1,150,315	$1,302,056	$1,281,647	$1,090,018	$1,091,175
Borrowings Outstanding	364,475	448,228	477,981	346,850	343,000
Total Net Assets	753,753	781,959	709,704	687,380	701,009
Other Data:
Total Return(1)	26.5%	(2.2)%	3.6%	38.0%	(16.0)%
Number of Portfolio Companies at Year End	45	47	51	47	54
Value of Investments at Year End	$1,116,997	$1,257,717	$1,217,972	$1,061,598	$1,048,952
Yield on Investments at Year End(2)	11.0%	11.6%	12.0%	12.2%	11.9%

Figures may not total due to rounding

(1)	For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Yield on investments at year end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at year end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, capital structuring or due diligence fees, and fees for providing significant managerial assistance.

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, interest and credit facility fees, expenses reimbursable under the investment management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the

Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions. including those relating to:

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

Financial and operating highlights

At December 31, 2015:

Investment Portfolio: $1,117.0 million

Net Assets: $753.8 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and Senior Secured Notes): $364.5 million

Net Asset Value per share: $10.17

Portfolio Activity for the Year Ended December 31, 2015:

Cost of investments during period, including PIK: $311.8 million

Sales, repayments and other exits during period: $417.7 million

Number of portfolio companies at end of period: 45

Operating Results for the Year Ended December 31, 2015:

Net investment income per share: $1.01

Distributions declared per share: $0.84

Earnings per share: $0.52

Net investment income: $75.2 million

Net realized and unrealized losses: $36.6 million

Net increase in net assets from operations: $38.6 million

Net investment income per share, as adjusted1: $0.97

Earnings per share, as adjusted1: $0.48

Net investment income, as adjusted1: $72.0 million

Net increase in net assets from operations, as adjusted1: $35.4 million

As Adjusted1: Amounts are adjusted to remove the incentive management fee expense based on gains, as required by GAAP, and to include only the incremental incentive management fee expense based on income. The incremental incentive management fee is calculated based on the current quarter’s incremental earnings and without any reduction for incentive management fees paid during the prior calendar quarters. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

During the year ended December 31, 2015, we invested approximately $311.8 million of gross assets. The new investments consisted primarily of senior loans secured by first liens ($78.7 million, or 25.2% of the total) or second liens ($154.3 million, or 49.5%), senior secured notes ($7.5 million, or 2.4%) and unsecured or subordinated debt securities and equity securities ($71.3 million or 22.9%). Additionally, we received proceeds from sales, repayments and other exits of investment principal of approximately $417.7 million during the year ended December 31, 2015.

At December 31, 2015, our portfolio of $1,117.0 million (at fair value) consisted of 45 portfolio companies and was invested 68% in senior secured loans, 15% in unsecured or subordinated debt securities, 11% in equity investments and 6% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.5 million at December 31, 2015. Our largest portfolio company investment by value was approximately $64.7 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at December 31, 2015. At December 31, 2014, our portfolio of $1,257.7 million (at fair value) consisted of 47 portfolio companies and was invested 53% in senior secured loans, 21% in equity investments, 18% in unsecured or subordinated debt securities and 8% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $29.4 million at December 31, 2014. Our largest portfolio company investment by value was approximately $71.0 million and our five largest portfolio company investments by value comprised approximately 25% of our portfolio at December 31, 2014.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.6% at December 31, 2015 and 11.7% at December 31, 2014. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.4% and 13.0%, respectively, at December 31, 2015, versus 11.3% and 12.9%, at December 31, 2014. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.0% at December 31, 2015 and 11.6% at December 31, 2014. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.0% and 11.2%, respectively, at December 31, 2015, versus 11.2% and 12.5%, respectively, at December 31, 2014.

At December 31, 2015, 70% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 30% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 68% at December 31, 2015. At December 31, 2014, 68% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 32% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 62% at December 31, 2014.

Results of operations

Results comparisons are for the years ended December 31, 2015, 2014 and 2013.

Investment income

Investment income totaled $129,410,607, $134,417,599 and $131,625,833, respectively, for the years ended December 31, 2015, 2014 and 2013, of which $83,482,008, $77,233,860 and $76,753,443 were attributable to interest and fees on senior secured loans, $40,396,745, $53,299,895 and $51,583,554 to interest and fees earned on other debt securities, $5,524,712, $2,756,466 and $2,663,409 to dividends from equity securities, $7,142, $6,752 and $8,586 to interest earned on short-term investments and cash equivalents, and zero, $1,120,626 and $616,841 to other income, respectively. The decrease in investment income reflects the shift into slightly lower yielding more senior assets during the current year.

Expenses

Total expenses for the years ended December 31, 2015, 2014 and 2013 were $54,219,564, $84,045,893 and $83,987,758, respectively, which consisted of $(3,189,459), $27,506,031 and $31,148,437 in incentive management fees, $24,678,087, $23,641,231 and $21,629,665 in base management fees, $22,208,569, $22,473,774 and $20,913,520 in interest and credit facility fees, $2,081,220, $2,220,665 and $2,213,638 in professional fees, $798,139, $729,868 and $783,342 in investment advisor expenses, $2,081,949, $2,113,201 and $1,985,234 in amortization of debt issuance costs, $1,614,561, $1,955,460 and $2,059,038 in administrative services, $698,500, $725,500 and $653,807 in director fees, and $3,247,998, $2,680,163 and $2,601,077 in other expenses, respectively. The current year other expenses consist of a one-time blocker tax expense in the amount of $409,113.

Of the incentive management fee totals for the years ended December 31, 2015, 2014 and 2013, $11,061, $9,972,822 and $10,889,088, respectively, were incentive management fees based on income and $(3,200,520), $17,533,209 and $20,259,349, respectively, were incentive management fees based on gains. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative. It should be noted, however, that a fee so calculated and accrued is not due and payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $75,191,043, $50,371,706 and $47,638,075, respectively, for the years ended December 31, 2015, 2014 and 2013. The increase in net investment income compared to the prior year is largely due to the decrease in both the incentive management fees based on income and gains during the current year as compared to the prior two years.

Net realized gain or loss

Net realized gain (loss) was $122,257,526, $97,080,348 and $(64,363,418), respectively, for the years ended December 31, 2015, 2014 and 2013. Net realized gains during the current year were generated primarily from the sale of our equity investments in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings, LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation and USI Senior Holdings, Inc., partially offset by realized losses on the restructuring of our investments in Red Apple Stores Inc., WBS Group LLC and Westward Dough Holdings, LLC. Nearly the entire realized gain for the current year was reflected in unrealized appreciation in prior periods. Net realized gain for the year ended December 31, 2014 was largely attributable to gains relating to the sales of Arclin Cayman Holdings Ltd., Electrical Components International and Advanstar Communications, Inc. Net realized loss for the year ended December 31, 2013 resulted primarily from the restructuring of our investments in Bankruptcy Management Solutions, Inc., AGY Holding Corp. and Dial Global, Inc et. al.

Net unrealized appreciation or depreciation

For the year ended December 31, 2015, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $158,823,485 resulting from reversals due to the recognition of realized gains associated with the sales of certain equity positions during the year, as well as declines in the valuation of certain of our portfolio companies, primarily New Gulf Resources, LLC and Vertellus Specialties Inc. For the year ended December 31, 2014, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $10,212,018 resulting from reversals due to the recognition of realized gains associated with the sales of certain equity positions during the year, as well as a net foreign currency translation loss of $681,195. For the year ended December 31, 2013, the change in net unrealized appreciation or depreciation was an increase in net unrealized appreciation of $109,714,146 resulting from reversals of previously reported unrealized depreciation realized during the year, as well as continued appreciation in certain of our equity investments.

Net increase in net assets resulting from operations

The net increase in net assets resulting from operations was $38,625,084, $137,240,036 and $92,988,803, respectively, for the years ended December 31, 2015, 2014 and 2013. As compared to the prior two years, the decrease during the current year is a result of the net realized and unrealized loss, partially offset by decreased net expenses driven by the decrease in the incentive management fees.

Financial condition, liquidity and capital resources

During the year ended December 31, 2015, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal.

Net cash provided by operating activities for the year ended December 31, 2015 was $152,766,096. Our primary source of cash from operating activities during the period consisted of a net increase in net assets from operations of $38,625,084 and net proceeds from repayments (net of purchases, including PIK of $10,348,618) of $105,897,547.

Net cash used in financing activities for the year ended December 31, 2015 was $150,678,070. Our primary use of cash for financing activities was $83,752,256 of repayments net of borrowings under the Credit Facility and distributions of $59,000,183.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2015 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$60.0	$—	$—	$60.0	$—
Term Loan	15.0	—	—	15.0	—
Senior Secured Notes	175.0	158.0	17.0	—	—
Convertible Notes	114.5	—	114.5	—	—
Interest and Credit Facility Fees Payable	8.2	8.2	—	—	—

(1)	At December 31, 2015, $345.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. On March 24, 2015, the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc. in the amount of $5,250,000 that expired on December 31, 2015. There were no such guarantees outstanding at December 31, 2014. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2015 and 2014, the Company was obligated to existing portfolio companies for unfunded commitments of $13.1 million and $16.0 million, respectively.

Recent developments

On March 9, 2016 our Board of Directors declared a distribution of $0.21 per share, payable on April 1, 2016 to stockholders of record at the close of business on March 18, 2016.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2015, 70% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2015, of those floating rate debt investments, 96% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2015, 2014 and 2013, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. The Company’s internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

We have audited the internal control over financial reporting of BlackRock Capital Investment Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2015, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year then ended of the Company and our report dated March 9, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 9, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2016 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

(2)	Consolidated Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(3)	Exhibits—Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Capital Investment Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (5)

10.1	Investment Management Agreement between the Registrant and BlackRock Advisors, LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 as amended and restated as of March 27, 2014 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (8)

10.10	Note Purchase Agreement, dated as of January 18, 2011, among the Registrant and the purchasers party thereto (9)

10.11	Indenture dated February 19, 2013 relating to the 5.50% Convertible Senior Notes due 2018 (7)

10.12	Form of Global Note 5.50% Convertible Senior Note due 2018 (included as part of exhibit 4.2) (7)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (10)

Number	Description

14.2	Code of Ethics and Business Conduct of the Registrant (11)

14.3	Code of Ethics of the Advisor (5)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(4)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(5)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of February 19, 2013.
(8)	Previously filed with the Registrant’s Form 8-K dated as of March 27, 2014.
(9)	Previously filed with the Registrant’s Form 8-K dated as of January 18, 2011.
(10)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015 and the consolidated financial highlights for each of the five years in the period then ended. These consolidated financial statements and consolidated financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2015 and 2014, by correspondence with the custodian, loan agents or borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of BlackRock Capital Investment Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2015 and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 9, 2016

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2015	December 31, 2014
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $876,732,386 and $813,962,545)	$826,766,931	$832,237,704
Non-controlled, affiliated investments (cost of $62,003,676 and $91,936,084)	67,163,896	211,155,607
Controlled investments (cost of $214,393,103 and $228,402,329)	223,065,737	214,323,427

Total investments at fair value (cost of $1,153,129,165 and $1,134,300,958)	1,116,996,564	1,257,716,738
Cash and cash equivalents	12,414,200	10,326,174
Receivable for investments sold	1,408,841	10,360,202
Interest receivable	13,531,749	13,419,032
Prepaid expenses and other assets	5,964,077	10,233,677

Total Assets	$1,150,315,431	$1,302,055,823

Liabilities
Debt	$364,475,433	$448,227,689
Interest payable	7,826,690	7,918,429
Distributions payable	15,560,829	15,655,007
Base management fees payable	5,986,455	5,749,219
Incentive management fees payable	—	37,507,592
Accrued administrative services	219,917	241,500
Other accrued expenses and payables	2,493,492	4,797,219

Total Liabilities	396,562,816	520,096,655

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 76,747,083 and 76,306,237 issued and 74,099,182 and 74,547,622 outstanding	76,747	76,306
Paid-in capital in excess of par	873,338,049	879,959,915
Distributions in excess of net investment income	(17,112)	(15,675,925)
Accumulated net realized loss	(60,922,258)	(190,427,433)
Net unrealized appreciation (depreciation)	(38,513,195)	120,310,290
Treasury stock at cost, 2,647,901 and 1,758,615 shares held	(20,209,616)	(12,283,985)

Total Net Assets	753,752,615	781,959,168

Total Liabilities and Net Assets	$1,150,315,431	$1,302,055,823

Net Asset Value Per Share	$10.17	$10.49

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$94,575,801	$92,181,667	$96,289,228
Non-controlled, affiliated investments	5,832,038	5,089,397	7,030,676
Controlled investments	17,902,315	13,293,622	10,619,305

Total interest income	118,310,154	110,564,686	113,939,209

Fee income:
Non-controlled, non-affiliated investments	5,247,708	17,877,746	12,284,535
Non-controlled, affiliated investments	—	—	—
Controlled investments	328,033	3,218,701	2,738,680

Total fee income	5,575,741	21,096,447	15,023,215

Dividend income:
Non-controlled, non-affiliated investments	1,013,960	224,814	1,662,145
Non-controlled, affiliated investments	1,633,135	2,229,738	1,001,264
Controlled investments	2,877,617	301,914	—

Total dividend income	5,524,712	2,756,466	2,663,409

Total investment income	129,410,607	134,417,599	131,625,833

Expenses:
Base management fees	24,678,087	23,641,231	21,629,665
Interest and credit facility fees	22,208,569	22,473,774	20,913,520
Incentive management fees	(3,189,459)	27,506,031	31,148,437
Amortization of debt issuance costs	2,081,949	2,113,201	1,985,234
Professional fees	2,081,220	2,220,665	2,213,638
Administrative services	1,614,561	1,955,460	2,059,038
Investment advisor expenses	798,139	729,868	783,342
Director fees	698,500	725,500	653,807
Other	3,247,998	2,680,163	2,601,077

Total expenses	54,219,564	84,045,893	83,987,758

Net Investment Income	75,191,043	50,371,706	47,638,075

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	28,721,448	34,440,557	(32,307,657)
Non-controlled, affiliated investments	121,381,408	14,509,924	21
Controlled investments	(27,845,330)	48,129,867	(31,888,848)
Foreign currency	—	—	(166,934)

Net realized gain (loss)	122,257,526	97,080,348	(64,363,418)

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(66,265,415)	(7,556,580)	35,861,087
Non-controlled, affiliated investments	(114,059,303)	60,637,440	41,815,585
Controlled investments	22,751,536	(62,611,683)	32,568,273
Foreign currency translation	(1,250,303)	(681,195)	(530,799)

Net change in unrealized appreciation (depreciation)	(158,823,485)	(10,212,018)	109,714,146

Net realized and unrealized gain (loss)	(36,565,959)	86,868,330	45,350,728

Net Increase in Net Assets Resulting from Operations	$38,625,084	$137,240,036	$92,988,803

Net Investment Income Per Share—basic	$1.01	$0.68	$0.64

Earnings Per Share—basic	$0.52	$1.84	$1.25

Average Shares Outstanding—basic	74,576,277	74,539,159	74,174,560

Net Investment Income Per Share—diluted	$0.97	$0.67	$0.64

Earnings Per Share—diluted	$0.54	$1.70	$1.19

Average Shares Outstanding—diluted	84,473,005	84,435,886	82,715,571

Distributions Declared Per Share	$0.84	$0.89	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	December 31, 2015	December 31, 2014	December 31, 2013
Net Increase in Net Assets Resulting from Operations:
Net investment income	$75,191,043	$50,371,706	$47,638,075
Net realized gain (loss)	122,257,526	97,080,348	(64,363,418)
Net change in unrealized appreciation (depreciation)	(158,823,485)	(10,212,018)	109,714,146

Net increase in net assets resulting from operations	38,625,084	137,240,036	92,988,803

Distributions to Stockholders from(1):
Net investment income	(59,806,876)	(47,252,222)	(44,542,806)
Distributions in excess of net investment income	(2,799,461)	—	—
Tax return of capital	—	(19,069,182)	(32,599,852)

Total distributions	(62,606,337)	(66,321,404)	(77,142,658)

Capital Share Transactions:
Equity component of convertible debt	—	—	1,189,747
Reinvestment of distributions	3,700,331	4,143,503	5,288,757
Purchases of treasury stock	(7,925,631)	(2,807,308)	—

Net increase (decrease) in net assets resulting from capital share transactions	(4,225,300)	1,336,195	6,478,504

Total Increase (Decrease) in Net Assets	(28,206,553)	72,254,827	22,324,649
Net assets at beginning of year	781,959,168	709,704,341	687,379,692

Net assets at end of year	$753,752,615	$781,959,168	$709,704,341

Capital Share Activity:
Shares issued from reinvestment of distributions	440,846	478,545	569,804
Purchases of treasury stock	(889,286)	(333,108)	—

Net increase (decrease) in shares outstanding	(448,440)	145,437	569,804

(1)	Distributions for annual periods determined in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	December 31, 2015	December 31, 2014	December 31, 2013
Operating Activities:
Net increase in net assets resulting from operations	$38,625,084	$137,240,036	$92,988,803
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(10,348,618)	(4,765,115)	(10,206,849)
Net amortization on investments	(3,718,531)	(5,247,327)	(15,902,589)
Amortization of debt issuance costs	2,081,949	2,113,201	1,985,234
Net change in unrealized appreciation (depreciation) on investments	157,573,182	9,530,823	(110,244,945)
Net change in unrealized appreciation (depreciation) on foreign currency translation	1,250,303	681,195	530,799
Net realized (gain) loss on investments	(122,257,526)	(97,080,348)	57,666,741
Net realized (gain) loss on foreign currency	—	—	166,934
Changes in operating assets:
Purchase of investments	(301,490,318)	(526,928,302)	(523,528,274)
Purchase of foreign currency contracts—net	—	—	(59,002)
Proceeds from disposition of investments	417,736,483	583,539,161	444,550,729
Change in receivable for investments sold	8,951,361	12,396,084	(22,251,290)
Change in interest receivable	(112,717)	(2,385,971)	3,015,187
Change in prepaid expenses and other assets	2,187,651	(936,558)	(2,401,121)
Changes in operating liabilities:
Change in payable for investments purchased	—	(21,000,000)	20,559,757
Change in interest payable	(91,739)	22,413	2,618,884
Change in management fees payable	237,236	(54,278)	176,604
Change in incentive management fees payable	(37,507,592)	2,782,388	14,447,274
Change in accrued administrative services	(21,583)	(28,500)	(7,000)
Change in other accrued expenses and payables	(328,529)	401,178	1,250,069

Net cash provided by (used in) operating activities	152,766,096	90,280,080	(44,644,055)

Financing Activities:
Distributions paid in cash	(59,000,183)	(65,867,576)	(71,705,637)
Proceeds from debt	242,247,744	628,246,194	503,902,891
Repayments of debt	(326,000,000)	(658,000,000)	(371,581,650)
Deferred debt issuance costs	—	—	(6,618,906)
Purchase of treasury stock	(7,925,631)	(2,807,308)	—

Net cash provided by (used in) financing activities	(150,678,070)	(98,428,690)	53,996,698

Net increase (decrease) in cash	2,088,026	(8,148,610)	9,352,643
Cash and cash equivalents, beginning of period	10,326,174	18,474,784	9,122,141

Cash and cash equivalents, end of period	$12,414,200	$10,326,174	$18,474,784

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$20,891,371	$21,108,094	$16,968,352
Taxes	$612,338	$228,506	$472,233
Distributions reinvested	$3,700,331	$4,143,503	$5,288,757

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—9.3%
Advanced Lighting Technologies, Inc., First Lien(e)(k)	Capital Equipment	10.50%	6/1/19	$20,000,000	$19,732,622	$12,000,000
AGY Holding Corp., Second Lien(f)(k)	Chemicals, Plastics, & Rubber	11.00%	12/15/16	21,762,500	21,062,337	21,327,250
BPA Laboratories Inc., First Lien(k)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,770,290	35,078,000
New Gulf Resources, LLC, First Lien(e)(k)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,845,549	1,470,000

Total Senior Secured Notes					96,410,798	69,875,250

Unsecured Debt—16.8%
Gordon Brothers Finance Company(h)(r)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	64,739,544	64,739,544	64,739,544
QHB Holdings LLC(q)	Consumer Goods: Durable	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
SVP Worldwide Ltd.(i)(l)(q)	Consumer Goods: Durable	16.00% (4.00% Cash / 12.00% PIK)	6/27/18	49,687,260	49,687,260	41,737,298

Total Unsecured Debt					134,426,804	126,476,842

Subordinated Debt—5.6%
Automobile Protection Corporation—APCO	Insurance	9.83% (L + 950)	6/17/19	25,000,000	25,000,000	25,000,000
First Boston Construction Holdings, LLC(h)(l)(q)	Finance	12.00%	12/31/20	17,500,000	17,500,000	17,500,000
New Gulf Resources, LLC(e)(k)(q)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,504,974	3,971,479	108,119

Total Subordinated Debt					46,471,479	42,608,119

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—100.3%(g)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$19,950,000	$19,950,000	$19,950,000
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
Al Solutions, Inc., Term Loan B, Second Lien(q)	Metals & Mining	5.00% PIK	12/31/19	78,562	—	—
Bankruptcy Management Solutions, Inc., Term Loan A , First Lien(h)(t)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,192,016	1,172,182	1,168,176
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(h)(t)	Services: Business	7.00% (L + 600, 1.00% Floor)	6/27/18	11,560,766	10,487,408	10,289,082
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien	Aerospace & Defense	11.00% (L + 1000, 1.00% Floor)	2/5/20	45,000,000	45,000,000	40,275,000
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	11.00% (L + 1000, 1.00% Floor)	8/19/19	19,250,000	19,019,041	18,672,500
Learfield Communications, Inc., Second Lien	Media: Advertising, Printing & Publishing	8.75% (L + 775, 1.00% Floor)	10/9/21	2,857,143	2,839,243	2,800,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800, 1.00% Floor)	7/7/20	19,900,000	19,178,831	18,706,000
MBS Group Holdings Inc., First Lien(h)(s)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
MD America Energy, LLC, First Lien	Energy: Oil & Gas	9.50% (L + 850, 1.00% Floor)	8/4/19	8,095,238	7,806,524	7,650,000
MediMedia USA, Inc., First Lien	Healthcare & Pharmaceuticals	8.00% (L + 675, 1.25% Floor)	11/20/18	8,780,983	8,691,305	8,780,983
MediMedia USA, Inc., Second Lien	Healthcare & Pharmaceuticals	12.25% (L + 1100, 1.25% Floor)	11/20/19	60,000,000	58,925,453	60,000,000
Novolex Holdings, Inc., Second Lien	Containers, Packaging, & Glass	9.75% (L + 875, 1.00% Floor)	6/5/22	5,000,000	4,892,327	4,850,000
Oxford Mining Company, LLC, First Lien(q)	Metals & Mining	12.25% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	25,360,035	25,360,035	24,852,835
Pittsburgh Glass Works, LLC, Second Lien	Automotive	10.13% (L + 913, 1.00% Floor)	11/25/21	35,000,000	34,655,979	34,655,979
Pomeroy Group LLC, Second Lien	Services: Business	10.50% (L + 950, 1.00% Floor)	11/30/22	20,000,000	19,605,063	19,605,063

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	$32,000,000	$31,758,881	$31,680,000
Quality Home Brands Holdings LLC, Second Lien	Consumer Goods: Durable	11.75% (L + 1050, 1.25% Floor)	6/17/19	40,000,000	40,000,000	40,000,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000
Red Apple Stores Inc., Second Lien(h)(i)(l)	Retail	10.00%	1/11/17	23,050,000	23,050,000	18,440,000
Road Infrastructure Investment, LLC, Second Lien	Chemicals, Plastics, & Rubber	7.75% (L + 675, 1.00% Floor)	9/30/21	9,000,000	8,376,258	8,280,000
Shoreline Energy LLC, Second Lien(q)	Energy: Oil & Gas	12.50% (L + 925, 1.25% Floor Cash / 2.00% PIK)	3/30/19	27,572,137	27,087,183	24,677,063
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	4,843,750	4,732,352	4,359,375
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,840,013	4,350,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	49,500,000
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925, 1.00% Floor)	12/14/21	20,000,000	19,604,164	19,604,164
U.S. Well Services, LLC, First Lien	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	48,920,836	48,920,836	48,431,628
Vertellus Specialties Inc., First Lien	Chemicals, Plastics, & Rubber	10.50% (L + 950, 1.00% Floor)	10/31/19	54,312,500	54,312,500	43,993,125
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	36,207,525	35,572,858	36,207,525

Total Senior Secured Loans					780,454,761	756,394,823

Preferred Stock—5.8%
Advantage Insurance Holdings Ltd.(f)(i)(k)(l)	Insurance	8.00% PIK		750,000	8,872,757	8,872,757
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	6,930,880	9,376,565
Gordon Brothers Finance Company(h)(r)	Finance	13.50%		17,460	17,460,098	17,460,098
Red Apple Stores Inc.(h)(i)(l)	Retail	12.00% PIK		6,806,383	857,605	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/ Units	Cost(b)	Fair Value(c)
USI Senior Holdings, Inc. (United Subcontractors)(d)(f)	Construction & Building			260,798	$5,374,318	$7,823,940

Total Preferred Stock					39,495,658	43,533,360

Common Stock—6.2%(d)
Bankruptcy Management Solutions, Inc.(h)(t)	Services: Business			369,456	16,654,505	32,087,254
DynaVox Inc.	Healthcare & Pharmaceuticals			272,368	758,069	10,895
Gordon Brothers Finance Company(h)(r)	Finance			10,598	10,598,300	10,598,300
MBS Group Holdings Inc.(h)(p)(s)	Services: Business			8,500	1,000	3,933,465
Red Apple Stores Inc.(h)(i)(j)(l)	Retail			8,756,859	6,311,323	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—

Total Common Stock					34,323,197	46,629,914

Limited Partnership/Limited Liability Company Interests—3.8%
ECI Cayman Holdings, LP(d)(i)(k)(l)	High Tech Industries			3,184	2,238,811	2,902,184
First Boston Construction Holdings, LLC(d)(h)(l)	Finance			4,375,000	4,375,000	4,375,000
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	511,047	1,560,464
Marsico Holdings, LLC(d)(k)	Finance			91,445	1,848,077	5,487
Sentry Security Systems Holdings, LLC(d)(m)	Services: Business			147,271	147,271	27,331
Sentry Security Systems Holdings, LLC(m)	Services: Business	8.00% PIK		602,729	1,195,193	1,195,193
U.S. Well Services, LLC(k)(n)	Energy: Oil & Gas	8.00% PIK		8,085	8,838,976	18,487,779
Westward Dough Holdings, LLC, Class D(d)(o)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					19,154,375	28,553,438

Equity Warrants/Options—0.4%(d)
Bankruptcy Management Solutions, Inc., Tranche A(h)(t)	Services: Business		expire 6/27/18	28,464	375,040	1,168,863
Bankruptcy Management Solutions, Inc., Tranche B(h)(t)	Services: Business		expire 6/27/19	30,654	342,295	798,544
Bankruptcy Management Solutions, Inc., Tranche C(h)(t)	Services: Business		expire 6/27/20	45,981	468,803	507,411
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	$444,450	$—
New Gulf Resources, LLC(k)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	450,000

Total Equity Warrants/Options					2,392,093	2,924,818

TOTAL INVESTMENTS—148.2%					$1,153,129,165	1,116,996,564

OTHER ASSETS & LIABILITIES (NET)—(48.2)%						(363,243,949)

NET ASSETS—100.0%						$753,752,615

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing equity securities at December 31, 2015.
(e)	Non-accrual status (in default) at December 31, 2015 and therefore non-income producing. At December 31, 2015, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.4% and 4.2% of total debt investments at fair value and amortized cost, respectively.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(g)	Approximately 81% of the senior secured loans in the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 100% of such senior secured loans have floors of 0.50% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2015 of all contracts within the specified loan facility.
(h)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Original purchase denominated in Canadian dollars.
(k)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 13.3% of the Company’s net assets at December 31, 2015.
(l)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Sentry Security Systems Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(p)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.
(q)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 4.8% of interest income earned for the twelve months ended December 31, 2015. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2015
Non-controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$3,000,000	$—	$(3,000,000)	$—	$—	†	$—	$92,753	$—	$—
Preferred Stock	8,379,450	657,169	—	(163,862)	8,872,757		—	—	—	657,171
AGY Holding Corp.:
Senior Secured Note	20,021,500	799,933	—	505,817	21,327,250		—	3,187,159	—	—
Senior Secured Loan	19,763,384	—	—	—	19,763,384		—	2,408,478	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	3,266,124	975,963	—	5,134,478	9,376,565		—	—	—	975,964
M&M Tradition Holdings Corp.
Common Stock	13,500,000	—	(5,000,000)	(8,500,000)	—	†	9,286,910	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	70,182,000	—	(9,050,000)	(61,132,000)	—	†	61,132,000	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	6,349,276	53,690	(6,349,276)	(53,690)	—	†	—	143,648	—	—
USI Senior Holdings, Inc.:
Common Stock	58,869,933	—	(9,019,888)	(49,850,045)	—	†	50,962,498	—	—	—
Preferred Stock	7,823,940	1	—	(1)	7,823,940		—	—	—	—

Totals	$211,155,607	$2,486,756	$(32,419,164)	$(114,059,303)	$67,163,896		$121,381,408	$5,832,038	$—	$1,633,135

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2015.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2015 represents 8.9% of the Company’s net assets.

(r)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014, therefore historical data is limited. The summarized financial information of Gordon Brothers Finance Company for the years ending December 31, 2015 and 2014 is shown below:

	Year ended December 31, 2015	Year ended December 31, 2014
($ in millions)
Total assets	$270.5	$265.1
Total senior debt	$135.5	$121.5
Total revenue	$28.7	$5.5
Net change in owners’ equity resulting from operations	$(4.8)	$0.1
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$0.4	$0.6
Provision for loan loss reserves	$0.0	$0.0

Note: Balance sheet amounts are as of period end

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,875,837	$49,232	$(741,838)	$(15,055)	$1,168,176		$—	$115,335	$100,000	$—
Senior Secured Loan, First Lien, B	10,197,193	486,112	(296,434)	(97,789)	10,289,082		—	1,319,574	—	—
Common Stock	23,997,165	—	—	8,090,089	32,087,254		—	—	—	—
Warrants	2,206,924	—	—	267,894	2,474,818		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	—	17,500,000	—	—	17,500,000		—	23,333	—	—
Limited Liability Co. Interest	—	4,375,000	—	—	4,375,000		—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	71,032,057	25,816,514	(32,109,027)	—	64,739,544		—	8,815,337	228,033	—
Preferred Stock	12,985,556	4,474,542	—	—	17,460,098		—	—	—	2,224,205
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	—	40,000,000	—	—	40,000,000		—	1,850,000	—	—
Common Stock	—	1,000	—	3,932,465	3,933,465		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	3,273,054	130,138	(6,582,092)	3,178,900	—	†	(6,377,901)	130,138	—	—
Senior Secured Loan	21,800,000	1,250,000	—	(4,610,000)	18,440,000		—	2,352,895	—	—
Preferred Stock	—	857,606	(1)	(857,605)	—		—	—	—	653,412
Common Stock	—	122,420	(1,372,723)	1,250,303	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	(27,284,255)	—	—	†	—	1,303,202	—	—
Senior Secured Loan, Second Lien	20,249,190	89,650	(24,922,850)	4,584,010	—	†	(12,207,105)	1,409,389	—	—
Limited Liability Co. Interest	—	—	(1,000)	1,000	—	†	—	—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	(6,590,896)	—	—	†	—	583,112	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	2,233,000	—	(9,260,324)	7,027,324	—	†	(9,260,324)	—	—	—

Totals	$214,323,427	$95,152,214	$(109,161,440)	$22,751,536	$223,065,737		$(27,845,330)	$17,902,315	$328,033	$2,877,617

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2015.

The aggregate fair value of controlled investments at December 31, 2015 represents 29.6% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

(s)	On June 30, 2015, our investment previously made in WBS Group LLC was restructured into an investment in its affiliate, MBS Group Holdings Inc., which is deemed significant under Regulation S-X Rule 4-08(g) for the year ending December 31, 2015. Accordingly, shown below is aggregate summarized financial information for the years ending December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
($ in millions)
Total assets	$37.5	$41.7
Total liabilities	$50.1	$62.9
Total revenue	$26.9	$26.9	$30.6
Gross profit	$21.9	$22.3	$25.0
EBITDA	$6.6	$6.4	$6.6
Net income (loss)	$4.6	$(2.9)	$(2.4)

Note: Balance sheet amounts are as of period end

(t)	Our investment in Bankruptcy Management Solutions, Inc. is deemed significant under Regulation S-X Rule 4-08(g) for the year ending December 31, 2015. Accordingly, shown below is aggregate summarized financial information for the years ending December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
($ in millions)
Total assets	$175.9	$188.8
Total liabilities	$148.1	$162.4
Total revenue	$34.2	$33.3	$29.9
EBITDA, before non-recurring items	$15.0	$13.8	$11.3
Net income (loss)	$0.9	$(1.5)	$(11.3)

Note: Balance sheet amounts are as of period end

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—13.0%
Advanced Lighting Technologies, Inc., First Lien(j)	Capital Equipment	10.50%	6/1/19	$20,000,000	$19,661,100	$16,000,000
AGY Holding Corp., Second Lien(e)(j)	Chemicals, Plastics, & Rubber	11.00%	12/15/16	21,762,500	20,262,404	20,021,500
American Piping Products, Inc., Second Lien(j)	Wholesale	12.88%	11/15/17	10,000,000	9,878,458	10,200,000
BPA Laboratories Inc., First Lien(j)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,506,945	35,078,000
New Gulf Resources, LLC, First Lien(j)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,830,917	20,160,000

Total Senior Secured Notes					105,139,824	101,459,500

Unsecured Debt—22.3%
Gordon Brothers Finance Company(g)(o)(q)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	71,032,057	71,032,057	71,032,057
Higginbotham Insurance Holdings, Inc.(o)	Insurance	9.75% (L + 950)	6/11/19	36,750,000	36,750,000	36,750,000
QHB Holdings LLC(p)	Consumer Goods: Durable	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
Red Apple Stores Inc.(g)(h)(k)(p)	Retail	18.00% PIK	7/11/17	6,546,107	6,451,954	3,273,054
SVP Worldwide Ltd.(h)(k)(p)	Consumer Goods: Durable	14.00% (13.00% Cash / 1.00% PIK)	6/27/18	44,619,592	44,619,592	43,504,102

Total Unsecured Debt					178,853,603	174,559,213

Subordinated Debt—6.4%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	12.00%	9/30/15	3,000,000	3,000,000	3,000,000
Automobile Protection Corporation—APCO(o)	Insurance	9.76% (L + 950)	6/17/19	25,000,000	25,000,000	25,000,000
New Gulf Resources, LLC(j)(p)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,248,000	3,766,802	2,124,000
The Pay-O-Matic Corp.(p)	Finance	14.00%	9/30/16	20,400,000	20,400,000	20,400,000

Total Subordinated Debt					52,166,802	50,524,000

Senior Secured Loans—85.1%(f)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	21,000,000	21,000,000	21,000,000
AGY Holding Corp., Second Lien(e)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
Al Solutions, Inc., Term Loan B, Second Lien(p)	Metals & Mining	5.00% PIK	12/31/19	74,702	—	—
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(g)(o)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,933,852	1,864,788	1,875,837

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(g)(o)	Services: Business	7.00% (L + 600, 1.00% Floor)	6/27/18	$11,857,195	$10,297,730	$10,197,193
GSE Environmental, Inc., First Lien(o)	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien(o)	Aerospace & Defense	11.00% (L + 1000, 1.00% Floor)	2/5/20	45,000,000	45,000,000	45,000,000
JLL Pioneer Inc., Second Lien(o)	Construction & Building	9.50% (L + 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien(o)	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	8/19/19	19,750,000	19,446,168	19,750,000
Learfield Communications, Inc., Second Lien(o)	Media: Advertising, Printing & Publishing	8.75% (L + 775, 1.00% Floor)	10/9/21	3,000,000	2,977,889	2,977,889
MD America Energy, LLC, First Lien(o)	Energy: Oil & Gas	9.50% (L + 850, 1.00% Floor)	8/4/19	20,000,000	19,078,302	19,600,000
MediMedia USA, Inc., First Lien(o)	Healthcare & Pharmaceuticals	8.00% (L + 675, 1.25% Floor)	11/20/18	14,825,358	14,616,580	14,825,358
MediMedia USA, Inc., Second Lien(o)	Healthcare & Pharmaceuticals	12.25% (L + 1100, 1.25% Floor)	11/20/19	60,000,000	58,643,192	58,200,000
Novolex Holdings, Inc., Second Lien(o)	Containers, Packaging, & Glass	9.75% (L + 875, 1.00% Floor)	6/5/22	5,000,000	4,875,369	4,875,369
Oxford Mining Company, LLC, First Lien(o)(p)	Metals & Mining	12.25% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	14,830,508	14,830,508	14,830,508
Pre-Paid Legal Services, Inc., Second Lien(o)	Services: Consumer	9.75% (L + 850, 1.25% Floor)	7/1/20	25,000,000	24,704,338	25,000,000
Quality Home Brands Holdings LLC, Second Lien(o)	Consumer Goods: Durable	11.75% (L + 1050, 1.25% Floor)	6/17/19	40,000,000	40,000,000	40,000,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	16.00%	1/11/17	21,800,000	21,800,000	21,800,000
Road Infrastructure Investment, LLC, Second Lien(o)	Chemicals, Plastics, & Rubber	7.75% (L + 675, 1.00% Floor)	9/30/21	9,000,000	8,266,249	8,266,249

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Royal Adhesives and Sealants, LLC, Second Lien(o)	Chemicals, Plastics, & Rubber	9.75% (L + 850, 1.25% Floor)	1/31/19	$6,000,000	$5,911,071	$6,047,498
Shoreline Energy LLC, Second Lien(o)	Energy: Oil & Gas	10.25% (L + 900, 1.25% Floor)	3/30/19	28,750,000	28,082,037	27,168,749
SOURCEHOV, LLC, First Lien(o)	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	5,000,000	4,854,264	4,854,264
SOURCEHOV, LLC, Second Lien(o)	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,802,376	4,802,376
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	50,500,000
U.S. Well Services, LLC, First Lien(o)	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	43,395,839	43,395,839	43,395,839
United Subcontractors, Inc., First Lien(e)(o)(p)	Construction & Building	4.26% (L + 400)	6/30/15	6,349,276	6,295,586	6,349,276
Vertellus Specialties Inc., First Lien(o)	Chemicals, Plastics, & Rubber	10.50% (L + 950, 1.00% Floor)	10/31/19	54,862,500	54,862,500	54,862,500
Water Pik, Inc., Second Lien(o)	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	22,868,421	22,195,683	22,868,421
WBS Group LLC, First Lien(g)(o)	Services: Business	9.50% (L + 800, 1.50% Floor)	6/30/15	27,284,255	27,284,255	27,284,255
WBS Group LLC, Second Lien(g)(o)	Services: Business	10.50% (L + 900, 1.50% Floor)	12/31/15	24,999,000	24,833,200	20,249,190
Westward Dough Operating Company, LLC, First Lien(g)	Beverage, Food, & Tobacco	9.00%	3/2/17	6,590,896	6,590,896	6,590,896

Total Senior Secured Loans					668,625,145	665,287,992

Preferred Stock—5.2%
Advantage Insurance Holdings Ltd.(e)(h)(j)(k)	Insurance	8.00% PIK		750,000	8,215,588	8,379,450
KAGY Holding Company, Inc. (AGY Holding Corp.)(e)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	5,954,917	3,266,124
Gordon Brothers Finance Company(g)(q)	Finance	13.50%		12,986	12,985,556	12,985,556
Progress Financial Corporation, Series F-1(d)	Finance			963,710	740,313	2,842,945
Progress Financial Corporation, Series G(d)	Finance			1,758,256	2,013,112	5,186,855

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
USI Senior Holdings, Inc. (United Subcontractors)(d)(e)	Construction & Building			260,798	$5,374,317	$7,823,940

Total Preferred Stock					35,283,803	40,484,870

Common Stock—13.7%(d)
Bankruptcy Management Solutions, Inc.(g)	Services: Business			368,790	16,654,505	23,997,165
DynaVox Inc.(l)	Healthcare & Pharmaceuticals			272,369	758,069	13,618
Gordon Brothers Finance Company(g)(q)	Finance			10,598	10,598,300	10,598,300
M & M Tradition Holdings Corp.(e)	Construction & Building			500,000	5,000,000	13,500,000
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	7,561,626	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—
USI Senior Holdings, Inc. (United Subcontractors)(e)	Construction & Building			260,798	9,019,888	58,869,933

Total Common Stock					49,592,388	106,979,016

Limited Partnership/Limited Liability Company Interests—12.6%
ECI Cayman Holdings, LP(d)(h)(j)(k)	High Tech Industries			3,184	3,183,840	3,916,766
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	726,745	1,932,559
Marquette Transportation Company Holdings, LLC(d)(m)	Containers, Packaging, & Glass			25,000	5,000,000	8,841,000
Marsico Holdings, LLC(d)(j)	Finance			91,445	1,848,077	5,487
Penton Business Media Holdings, LLC(d)(e)	Media: Advertising, Printing & Publishing			226	9,050,000	70,182,000
PG Holdco, LLC	Healthcare & Pharmaceuticals	15.00% PIK		333	495,388	495,388
PG Holdco, LLC, Class A(d)	Healthcare & Pharmaceuticals			16,667	166,667	613,806
Sentry Security Systems Holdings, LLC(d)	Services: Business			147,271	147,271	20,618
Sentry Security Systems Holdings, LLC	Services: Business	8.00% PIK		602,729	1,106,660	1,106,660
U.S. Well Services, LLC(j)(r)	Energy: Oil & Gas	8.00% PIK		8,000	8,078,222	9,244,444
WBS Group LLC(d)(g)(n)	Services: Business			100	1,000	—
Westward Dough Holdings, LLC, Class A(d)(g)	Beverage, Food, & Tobacco			350,000	9,260,324	2,233,000

Total Limited Partnership/Limited Liability Company Interests					39,064,194	98,591,728

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2014

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—2.5%(d)
Bankruptcy Management Solutions, Inc., Tranche A(g)	Services: Business		expire 6/27/18	28,464	$375,040	$711,315
Bankruptcy Management Solutions, Inc., Tranche B(g)	Services: Business		expire 6/27/19	30,654	342,295	638,523
Bankruptcy Management Solutions, Inc., Tranche C(g)	Services: Business		expire 6/27/20	45,981	468,803	857,086
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(j)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Progress Financial Corporation	Finance		expire various	6,959,220	3,183,106	17,054,745
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	568,750

Total Equity Warrants/Options					5,575,199	19,830,419

TOTAL INVESTMENTS—160.8%					$1,134,300,958	1,257,716,738

OTHER ASSETS & LIABILITIES (NET)—(60.8)%						(475,757,570)

NET ASSETS—100.0%						$781,959,168

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing securities at December 31, 2014.
(e)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(f)	Approximately 82% of the senior secured loans of the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 81% of such senior secured loans have floors of 0.50% to 1.50%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2014 of all contracts within the specified loan facility.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Non-controlled, Affiliated Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$—	$7,395,373	$(4,395,373)	$—	$3,000,000		$—	$264,518	$—	$—
Preferred Stock	5,100,822	3,114,766	—	163,862	8,379,450		—	—	—	489,764
AGY Holding Corp.:
Senior Secured Note	19,151,000	799,894	—	70,606	20,021,500		—	3,193,769	—	—
Senior Secured Loan	7,964,650	11,798,734	—	—	19,763,384		—	1,287,111	—	—
BKC CLO 2014-1, Ltd.
Preferred Stock	—	6,972,000	(6,972,000)	—	—	†	423,373	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	4,732,950	938,398	—	(2,405,224)	3,266,124		—	—	—	938,396
M&M Tradition Holdings Corp.
Common Stock	9,250,000	—	—	4,250,000	13,500,000		—	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	36,441,130	—	—	33,740,870	70,182,000		—	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	5,015,119	1,361,655	—	(27,498)	6,349,276		—	343,999	—	—
USI Senior Holdings, Inc.:
Common Stock	21,575,553	5,205,607	—	32,088,773	58,869,933		—	—	—	—
Preferred Stock	6,262,254	1,561,682	—	4	7,823,940		—	—	—	—
VSS-AHC Consolidated Holdings Corp. (Advanstar Global LLC)
Preferred Stock	5,208,213	801,577	(6,009,790)	—	—	†	—	—	—	801,578
VSS-AHC Holdings LLC (Advanstar Global LLC)
Limited Liability Co. Interest	13,394,600	—	(6,150,647)	(7,243,953)	—	†	14,086,551	—	—	—

Totals	$134,096,291	$39,949,686	$(23,527,810)	$60,637,440	$211,155,607		$14,509,924	$5,089,397	$—	$2,229,738

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2014.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2014 represents 27.0% of the Company’s net assets.

(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 16.4% of the Company’s net assets at December 31, 2014.
(k)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(l)	During the period DynaVox completed an exchange of the outstanding L.L.C. units into an equivalent number of common shares.
(m)	The Company is the sole stockholder of BKC MTCH Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Marquette Transportation Company Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC-WBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of WBS Group LLC and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2014
Controlled Investments	Fair Value at December 31, 2013	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2014		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,596,458	$364,652	$(45,314)	$(39,959)	$1,875,837		$—	$113,543	$250,000	$—
Senior Secured Loan, First Lien, B	10,458,655	513,273	(304,033)	(470,702)	10,197,193		—	1,368,109	—	—
Common Stock	17,242,928	—	—	6,754,237	23,997,165		—	—	—	—
Warrants	1,193,880	—	—	1,013,044	2,206,924		—	—	—	—
ECI Holdco, Inc.
Common Stock	68,604,042	302,973	(23,380,670)	(45,526,345)	—	†	48,129,867	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	—	71,032,057	—	—	71,032,057		—	1,467,996	2,968,701	—
Preferred Stock	—	12,985,556	—	—	12,985,556		—	—	—	301,914
Common Stock	—	10,598,300	—	—	10,598,300		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	5,454,365	997,589	—	(3,178,900)	3,273,054		—	997,589	—	—
Senior Secured Loan	20,000,000	1,800,000	—	—	21,800,000		—	3,285,850	—	—
Common Stock	8,242,821	273,127	(954,322)	(7,561,626)	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	—	—	27,284,255		—	1,965,603	—	—
Senior Secured Loan, Second Lien	24,999,000	180,930	—	(4,930,740)	20,249,190		—	2,788,250	—	—
Limited Liability Co. Interest	6,056,783	—	—	(6,056,783)	—		—	868,021	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,656,805	—	—	(65,909)	6,590,896		—	438,661	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	4,781,000	—	—	(2,548,000)	2,233,000		—	—	—	—

Totals	$202,570,992	$99,048,457	$(24,684,339)	$(62,611,683)	$214,323,427		$48,129,867	$13,293,622	$3,218,701	$301,914

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2014.

The aggregate fair value of controlled investments at December 31, 2014 represents 27.4% of the Company’s net assets.

(o)	Security bears interest at a floating rate that may or may not include an interest rate floor.
(p)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK interest represented approximately 2.4% of interest income earned for the year ended December 31, 2014. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(q)	This investment is deemed significant under the SEC Rule 4-08(g). At December 31, 2014 total assets of Gordon Brothers Finance Company were $265.2 million and net income for the period ended December 31, 2014 was $48.0 thousand. Gordon Brothers Finance Company commenced operations on October 31, 2014.
(r)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Notes to Consolidated Financial Statements

1. Organization

BlackRock Capital Investment Corporation and subsidiaries (the “Company”) was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

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

In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Company’s investment advisor believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term liquid overnight investments with original maturities of three months or less and may not be insured by the FDIC or may exceed federally insured limits.

Revenue recognition

Interest income is recorded on an accrual basis and includes amortization of premiums and accretion of discounts. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security. Discounts and premiums are determined based on the cash flows expected to be received for a particular investment upon maturity.

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

The final tax characterization of distributions is determined after the fiscal year and is reported in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. To the extent that distributions exceed the Company’s current and accumulated earnings and profits, the excess may be treated as a non-taxable return of capital. Distributions that exceed a Company’s taxable income but do not exceed the Company’s current and accumulated earnings and profits, may be classified as ordinary income which is taxable to shareholders.

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

ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2015-03 permits early adoption in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company has evaluated the impact to the consolidated financial statements of adopting the provision of ASU 2015-03 and has determined it will not have a material effect to the consolidated financial statements.

3. Agreements and related party transactions

Base Management Fee

Under the current investment management agreement, the Advisor, subject to the overall supervision of the Board of Directors, manages the day-to-day operations and provides us with investment advisory services. For providing these services, the Advisor receives, until March 6, 2017, a base management fee at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, the Advisor will receive a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on total asset valuation at the end of the prior quarter.

For the years ended December 31, 2015, 2014 and 2013, both the previous and current Advisors together earned an aggregate $24,678,087, $23,641,231 and $21,629,665, respectively, in base management fees under the Management Agreement.

Incentive Management Fees Until March 6, 2017

The current investment management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee under certain circumstances until March 6, 2017. The Incentive Fee is calculated in the same manner as the Incentive Fee in the previous investment management agreement. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period, and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2015 and 2014 was determined by reference to the four quarter periods ended on December 31, 2015 and 2014, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the years ended December 31, 2015, 2014 and 2013, the Advisor earned $11,061, $9,972,822 and $10,889,088 in Incentive Fees based on income, respectively.

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

It should be noted that net realized capital gains during the period are calculated as the proceeds received upon disposition in excess of the lower of each security’s amortized cost or the fair market value as of the beginning of the measurement period. Since this calculation is not cumulative, but rather performed on an annual period commencing each July 1, any unrealized depreciation on a security, if any, will be captured in the gross unrealized depreciation of a prior period.

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

The capital gains Incentive Fee due and payable to the Advisor as calculated under the investment management agreement as described above was zero at December 31, 2015, 2014 and 2013. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2015, 2014 and 2013 resulted in a capital gains Incentive Fee (reversal)/accrual of $(3,200,520), $17,533,209 and $20,259,349, respectively. The total cumulative accrued balance at December 31, 2015, 2014 and 2013 was zero, $27,534,770 and $25,754,084, respectively.

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

Annual Incentive Fee Based on Capital Gains After March 6, 2017

The second portion of the Incentive Fee is based on capital gains and is calculated separately for each Annual Period. The Advisor will be entitled to receive an Incentive Fee based on capital gains for each Annual Period in an amount equal to 20% of the amount by which (1) net realized capital gains occurring during the period, if any, exceeds (2) gross unrealized capital depreciation, if any, occurring during the period. In calculating the portion of the Incentive Fee based on capital gains payable for any period, investments are accounted for on a security-by-security basis. In addition, the portion of the Incentive Fee based on capital gains is determined using the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses for the period and gross unrealized capital depreciation for the period.

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

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2015, 2014 and 2013, we incurred $798,139, $729,868 and $783,342, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. Reimbursements to the Advisor for the years ended December 31, 2015, 2014 and 2013, were $1,590,067, $3,490,730 and $2,808,014, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”), a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. For the years ended December 31, 2015, 2014 and 2013, we incurred $1,614,561 $1,955,460 and $2,059,038, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at December 31, 2015.

At December 31, 2014 and 2013, the previous advisor owned and had the right to vote approximately 244,000 and 46,000 shares, respectively, of the Company’s common stock, representing less than 1.0% of the total shares outstanding. On such dates, under compensation arrangements for its officers and employees the previous advisor owned of record but did not have the right to vote an additional 61,000 and 125,000 shares, respectively, of the Company’s common stock. At December 31, 2015, 2014 and 2013, other entities affiliated with the Administrator and Advisor beneficially owned approximately 327,000, 3,383,000 and 4,808,000 shares, respectively, of the Company’s common stock, representing approximately 0.4%, 4.5% and 6.5% of the total shares outstanding. An entity affiliated with the Administrator had ownership and financial interests in the previous advisor.

In March 2011, the Company’s Board of Directors authorized the purchase in a private placement of up to 1,000,000 shares of the Company’s common stock, by the previous advisor in its discretion, subject to compliance with the Company’s and the previous advisor’s applicable policies and requirements of law. Pursuant to this authorization, on March 16, 2011, the Company issued and sold to the previous advisor in a private placement 200,000 shares of common stock for $2,000,000 or $10.00 per share, which was the closing price of the Company’s common stock price on The NASDAQ Global Select Market on that date. There were no private placement purchases for the years ended December 31, 2015, 2014 and 2013.

In 2007, the Company’s Board of Directors authorized the purchase by the previous advisor from time to time in the open market of an indeterminate number of shares of the Company’s common stock, in the previous advisor’s discretion, subject to compliance with the Company’s and the previous advisor’s applicable policies and requirements of law. Pursuant to this authorization, during the year ended December 31, 2014 the previous advisor purchased 144,400 shares of the Company’s common stock in the open market for $1,218,299 including brokerage commissions.

4. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets per share (earnings per share) resulting from operations for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Earnings per share—basic:
Net increase in net assets resulting from operations	$38,625,084	$137,240,036	$92,988,803
Weighted average shares outstanding—basic	74,576,277	74,539,159	74,174,560
Earnings per share—basic:	$0.52	$1.84	$1.25
Earnings per share—diluted:
Net increase in net assets resulting from operations, before adjustments	$38,625,084	$137,240,036	$92,988,803
Adjustments for interest on unsecured convertible senior notes	6,572,744	6,571,195	5,642,866

Net increase in net assets resulting from operations, as adjusted	$45,197,828	$143,811,231	$98,631,669
Weighted average shares outstanding—diluted	84,473,005	84,435,886	82,715,571
Earnings per share—diluted:	$0.54	$1.70	$1.19

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2015, 2014 and 2013 totaled $311,838,936, $531,693,417 and $533,735,123, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2015, 2014 and 2013 totaled $417,736,483, $583,539,161 and $444,550,729, respectively.

At December 31, 2015, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$96,410,798	$69,875,250
Unsecured debt	134,426,804	126,476,842
Subordinated debt	46,471,479	42,608,119
Senior secured loans:
First lien	371,747,339	358,470,029
Second/other priority lien	408,707,422	397,924,794

Total senior secured loans	780,454,761	756,394,823

Preferred stock	39,495,658	43,533,360
Common stock	34,323,197	46,629,914
Limited partnership/limited liability company interests	19,154,375	28,553,438
Equity warrants/options	2,392,093	2,924,818

Total investments	$1,153,129,165	$1,116,996,564

At December 31, 2014, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$105,139,824	$101,459,500
Unsecured debt	178,853,603	174,559,213
Subordinated debt	52,166,802	50,524,000
Senior secured loans:
First lien	356,533,741	358,032,251
Second/other priority lien	312,091,404	307,255,741

Total senior secured loans	668,625,145	665,287,992

Preferred stock	35,283,803	40,484,870
Common stock	49,592,388	106,979,016
Limited partnership/limited liability company interests	39,064,194	98,591,728
Equity warrants/options	5,575,199	19,830,419

Total investments	$1,134,300,958	$1,257,716,738

Industry Composition

The industry composition of our portfolio, at fair market value, at December 31, 2015 and 2014 was as follows:

	December 31,
Industry	2015	2014
Healthcare & Pharmaceuticals	12.8%	10.3%
Consumer Goods: Durable	12.3	10.0
Chemicals, Plastics, & Rubber	10.9	10.5
Services: Business	10.7	7.7
Finance	10.3	11.1
Energy: Oil & Gas	9.0	9.7
Retail	6.1	6.0
Environmental Industries	5.5	3.4
Aerospace & Defense	3.6	3.6
Insurance	3.2	6.0
Media: Advertising, Printing & Publishing	3.2	5.8
Automotive	3.1	0.0
Services: Consumer	2.8	2.0
Construction & Building	2.5	8.5
Metals & Mining	2.2	1.2
Capital Equipment	1.1	1.3
Containers, Packaging, & Glass	0.4	1.1
High Tech Industries	0.3	0.3
Wholesale	0.0	0.8
Beverage, Food, & Tobacco	0.0	0.7

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2015 was United States 93.6%, Bermuda 3.7%, Canada 1.7% and the Cayman Islands 1.0%, and at December 31, 2014 was United States 93.3%, Bermuda 3.5%, Canada 2.0% and the Cayman Islands 1.2%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2015 and 2014.

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

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2015 and December 31, 2014 represents 0.4% and 2.5%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2015 and December 31, 2014 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of December 31, 2015, the Company’s asset coverage was 302%.

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

The Company’s outstanding debt as of December 31, 2015 and December 31, 2014 was as follows:

	As of
	December 31, 2015					December 31, 2014
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$405,000,000	(2)	$60,000,000	$60,000,000		$405,000,000	(2)	$144,000,000	$144,000,000
Senior Secured Notes	175,000,000		175,000,000	175,000,000		175,000,000		175,000,000	175,000,000
Convertible Notes	115,000,000		115,000,000	114,475,433	(3)	115,000,000		115,000,000	114,227,689	(4)
Term Loan	15,000,000		15,000,000	15,000,000		15,000,000		15,000,000	15,000,000

	$710,000,000		$365,000,000	$364,475,433		$710,000,000		$449,000,000	$448,227,689

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes, was $524,567 as of December 31, 2015.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the 2018 Convertible Notes was $772,311 as of December 31, 2014.

At December 31, 2015, the Company had $60,000,000 drawn on the Credit Facility versus $144,000,000 at December 31, 2014. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $345,000,000 at December 31, 2015 and $261,000,000 at December 31, 2014.

The average debt outstanding during the years ended December 31, 2015, 2014 and 2013 was $399,882,825, $409,956,985 and $359,486,764, respectively. The maximum amounts borrowed during the years ended December 31, 2015, 2014 and 2013 were $478,475,434, $517,227,691 and $485,831,495, respectively.

The weighted average annual interest cost for the years ended December 31, 2015, 2014 and 2013 was 5.26%, 5.22% and 5.50%, respectively, exclusive of commitment fees and of other prepaid expenses related to establishing the Credit Facility, the Senior Secured Notes, the Convertible Notes and the Term Loan. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the years ended December 31, 2015, 2014 and 2013 were $1,161,193, $1,087,227 and $1,077,196, respectively.

At December 31, 2015, the Company was in compliance with all covenants required under the Credit Facility, the Senior Secured Notes and the Term Loan.

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

During July 2015, the Board of Directors approved an extension to the plan and an increase to the remaining amount of shares authorized to be repurchased to a total of 4,000,000 shares. The repurchase plan was extended until the earlier of June 30, 2016 or such time that all of the authorized shares have been repurchased. During the years ended December 31, 2015 and 2014, the Company purchased a total of 889,286 and 333,108 shares, respectively, of its common stock on the open market for $7,925,631 and $2,807,308, respectively, including brokerage commissions. Since inception of the repurchase plan through December 31, 2015, the Company has purchased 2,647,901 shares of its common stock on the open market for $20,209,616, including brokerage commissions. At December 31, 2015, the total number of remaining shares authorized for repurchase was 3,110,714. The Company currently holds the shares it repurchased in treasury. There were no such purchases during the year ended December 31, 2013.

There were no share offerings during the years ended December 31, 2015, 2014 and 2013.

For the years ended December 31, 2015, 2014 and 2013, distributions paid to common stockholders were $62,606,337, $66,321,404 and $77,142,658, respectively. For the years ended December 31, 2015, 2014 and 2013, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $3,700,331, $4,143,503 and $5,288,757, respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. On March 24, 2015, the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc. in the amount of $5,250,000 which expired on December 31, 2015. There were no such guarantees outstanding at December 31, 2014. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2015 and 2014, the Company was obligated to existing portfolio companies for unfunded commitments of $13.1 million and $16.0 million, respectively.

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

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements. We have been named as a defendant, together with 52nd Street Capital Advisors LLC, our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions filed in West Virginia involving a fatal accident that occurred on December 9, 2010, at the facilities of one of our portfolio companies. The cases, which have been consolidated, involve three deaths and personal injuries to other employees. We and 52nd Street Capital Advisors LLC filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and the Supreme Court of Appeals of West Virginia subsequently denied our writ seeking review of that ruling. On August 19, 2015, the Court entered a separate order releasing certain insurance proceeds to the estates of the deceased workers. On October 16, 2015, the trial court granted Defendant AL Solutions, Inc.’s motion for partial summary judgment seeking to void certain contracts to the extent we, 52nd Street Capital Advisors, and another defendant sought contractual indemnification with respect to the subject lawsuits. We have appealed that ruling to the West Virginia Supreme Court of Appeals, which is pending. Summary judgment motions are presently due on or before August 30, 2016, and trial is scheduled to commence on September 8, 2016. At this time it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date that the Company has the ability to access.

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

The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value as of December 31, 2015 and 2014 due to their short maturities. The fair value of the Company’s Credit Facility, Senior Secured Notes, Convertible Notes and Term Loan is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility, Senior Secured Notes, Convertible Notes and Term Loan would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$60,000,000	$59,400,000	$144,000,000	$142,560,000
Senior Secured Notes	175,000,000	176,357,280	175,000,000	183,890,750
Convertible Notes	114,475,433	120,771,582	114,227,689	115,655,535
Term Loan	15,000,000	14,700,000	15,000,000	14,925,000

Total	$364,475,433	$371,228,862	$448,227,689	$457,031,285

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at December 31, 2015 and December 31, 2014 in determining such fair values:

		Fair Value Inputs at December 31, 2015
	Fair Value at December 31, 2015	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$69,875,250	$—	$—	$69,875,250
Unsecured debt	126,476,842	—	—	126,476,842
Subordinated debt	42,608,119	—	—	42,608,119
Senior secured loans	756,394,823	—	—	756,394,823
Preferred stock	43,533,360	—	—	43,533,360
Common stock	46,629,914	—	—	46,629,914
Limited partnership/limited liability company interests	28,553,438	—	—	28,553,438
Equity warrants/options	2,924,818	—	—	2,924,818

Total investments	1,116,996,564	—	—	1,116,996,564
Cash and cash equivalents	12,414,200	12,414,200	—	—

Total	$1,129,410,764	$12,414,200	$—	$1,116,996,564

		Fair Value Inputs at December 31, 2014
	Fair Value at December 31, 2014	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$101,459,500	$—	$—	$101,459,500
Unsecured debt	174,559,213	—	—	174,559,213
Subordinated debt	50,524,000	—	—	50,524,000
Senior secured loans	665,287,992	—	—	665,287,992
Preferred stock	40,484,870	—	—	40,484,870
Common stock	106,979,016	—	—	106,979,016
Limited partnership/limited liability company interests	98,591,728	—	—	98,591,728
Equity warrants/options	19,830,419	—	—	19,830,419

Total investments	1,257,716,738	—	—	1,257,716,738
Cash and cash equivalents	10,326,174	10,326,174	—	—

Total	$1,268,042,912	$10,326,174	$—	$1,257,716,738

The valuation techniques used at December 31, 2015 and December 31, 2014 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $1,116,535,669 and $1,251,086,872 as of December 31, 2015 and December 31, 2014, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the year ended December 31, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2014	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2015
Senior secured notes	$101,459,500	$1,308,474	$—	$(22,855,224)	$7,462,500	$(17,500,000)	$—	$69,875,250
Unsecured debt	174,559,213	—	(6,377,901)	(3,655,572)	31,014,320	(69,063,218)	—	126,476,842
Subordinated debt	50,524,000	37,264	—	(2,220,558)	17,667,413	(23,400,000)	—	42,608,119
Senior secured loans	665,287,992	2,372,794	(11,969,761)	(20,722,785)	233,093,603	(111,667,020)	—	756,394,823
Preferred stock	40,484,870	(1)	16,924,287	(1,163,365)	12,410,265	(25,122,696)	—	43,533,360
Common stock	106,979,016	—	65,311,530	(45,079,911)	4,901,869	(85,482,590)	—	46,629,914
Limited partnership/LLC Interest	98,591,728	—	58,404,444	(50,128,471)	5,253,893	(83,568,156)	—	28,553,438
Equity warrants/options	19,830,419	—	(35,073)	(13,722,495)	35,073	(3,183,106)	—	2,924,818

Total investments	$1,257,716,738	$3,718,531	$122,257,526	$(159,548,381)	$311,838,936	$(418,986,786)	$—	$1,116,996,564

The following is a reconciliation for the year ended December 31, 2014 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2013	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/ or out of Level 3	Fair Value at December 31, 2014
Senior secured notes	$226,685,176	$1,991,987	$768,735	$(1,040,590)	$20,805,330	$(147,751,138)	$—	$101,459,500
Unsecured debt	118,531,084	(2)	—	(4,294,390)	73,094,619	(12,772,098)	—	174,559,213
Subordinated debt	78,395,314	25,307	—	(1,642,802)	11,643,373	(37,897,192)	—	50,524,000
Senior secured loans	527,203,698	3,230,035	(3,509,596)	(2,377,719)	363,405,025	(222,663,451)	—	665,287,992
Preferred stock	24,872,259	—	423,373	2,220,422	26,373,979	(13,405,163)	—	40,484,870
Common stock	143,355,344	—	72,046,682	(19,457,209)	24,640,143	(113,605,944)	—	106,979,016
Limited partnership/LLC Interest	68,364,016	—	14,268,482	26,162,224	11,497,570	(21,700,564)	—	98,591,728
Equity warrants /options	30,565,573	—	13,082,672	(9,626,399)	506,505	(14,697,932)	—	19,830,419

Total investments	$1,217,972,464	$5,247,327	$97,080,348	$(10,056,463)	$531,966,544	$(584,493,482)	$—	$1,257,716,738

There were no transfers between levels during years ended December 31, 2015 and 2014. Transfers, to the extent they exist, are deemed to take place at the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) of Level 3 assets that were still held by the Company at December 31, 2015, 2014, and 2013 was $(30,909,758), $69,331,672 and $76,154,226, respectively.

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

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. Included in the consideration and selection of discount rates or market yields are the following factors: risk of default, rating of the investment and comparable company investments, and call provisions.

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2015 were as follows:

EBITDA Multiples:	High	Low	Weighted Average
Senior secured notes	4.93x	5.83x	5.38x
Unsecured debt	n/a	n/a	n/a
Subordinated debt	0.25x	0.37x	0.31x
Senior secured loans	6.21x	7.27x	6.74x
Preferred stock	5.27x	5.99x	5.63x
Common stock	7.27x	8.06x	7.66x
Limited partnerships/LLC interest	5.78x	6.78x	6.28x
Equity warrants/options	9.50x	10.50x	10.00x

Market Yields:
Senior secured notes	12.00%	13.62%	12.81%
Unsecured debt	16.26%	17.07%	16.66%
Subordinated debt	n/a	n/a	n/a
Senior secured loans	12.69%	13.55%	13.12%
Preferred stock	13.50%	13.50%	13.50%
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2015.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Per Share Data:
Net asset value, beginning of year	$10.49	$9.54	$9.31	$9.58	$9.62

Net investment income	1.01	0.68	0.64	1.00	1.00
Net realized and unrealized gain (loss)	(0.49)	1.16	0.61	(0.22)	0.05

Total from investment operations	0.52	1.84	1.25	0.78	1.05
Distributions to stockholders from:
Net investment income	(0.80)	(0.63)	(0.60)	(0.07)	(0.81)
Distributions in excess of net investment income	(0.04)	—	—	—	—
Tax return of capital	—	(0.26)	(0.44)	(0.97)	(0.29)

Total distributions	(0.84)	(0.89)	(1.04)	(1.04)	(1.10)
Equity component of warrant	—	—	0.01	—	—
Issuance/reinvestment of stock at prices (below) above net asset value	(0.01)	(0.01)	0.01	(0.01)	0.01
Purchases of treasury stock at prices below net asset value	0.02	0.01	—	—	—

Net increase (decrease) in net assets	(0.32)	0.95	0.23	(0.27)	(0.04)

Net asset value, end of year	$10.17	$10.49	$9.54	$9.31	$9.58

Market price, end of year	$9.40	$8.20	$9.33	$10.06	$8.16

Total return(1)	26.52%	(2.18)%	3.56%	38.02%	(16.03)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)	3.81%	8.18%	8.78%	7.28%	5.55%
Ratio of interest and credit facility fees to average net assets	3.09%	3.38%	3.29%	3.13%	2.67%

Ratio of total expenses to average net assets(3)	6.90%	11.56%	12.07%	10.41%	8.22%
Ratio of net investment income to average net assets	9.57%	6.93%	6.85%	10.41%	10.22%
Net assets, end of year	$753,752,615	$781,959,168	$709,704,341	$687,379,692	$701,008,849
Average debt outstanding	$399,882,825	$409,956,985	$359,486,764	$381,451,093	$291,353,425
Weighted average shares outstanding	74,576,277	74,539,159	74,174,560	73,623,983	73,037,357
Average debt per share(4)	$5.36	$5.50	$4.85	$5.18	$3.99
Portfolio turnover	26%	47%	41%	29%	26%

Figures	may not foot due to rounding.
(1)	For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Ratio excluding capital gains Incentive Fees for years ended December 31, 2015, 2014, 2013 and 2012 is 4.22%, 5.77%, 5.87% and 6.48%, respectively. There were no capital gains Incentive Fees for the year ended December 31, 2011.
(3)	Ratio excluding capital gains Incentive Fees for years ended December 31, 2015, 2014, 2013 and 2012 is 7.31%, 9.15%, 9.16% and 9.60%, respectively. There were no capital gains Incentive Fees for the year ended December 31, 2011.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital, distributions in excess of net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. The following temporary and permanent differences at December 31, 2015 and 2014 primarily attributable to differences in the tax treatment of certain debt securities, the tax characterization of income from partnership investments, foreign currency transactions, non-deductible expenses and differences in accounting for certain upfront fees were reclassified for tax purposes as follows:

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

	December 31, 2015	December 31, 2014
Paid-in capital in excess of par	$(10,321,753)	$236,080
Increase (decrease) in distributions in excess of net investment income	$3,074,105	$578,338
Accumulated net realized gain (loss)	$7,247,648	$(814,418)

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Net increase in net assets resulting from operations	$38,625,084	$137,240,036
Net unrealized (appreciation) depreciation not taxable	158,823,485	10,212,018
Reversal of prior year post-October capital loss	—	(6,587,449)
Reversal of prior year post-October ordinary loss	—	(4,343)
Current year net capital (gains) losses	(159,771,160)	(54,514,406)
Losses not currently deductible	—	(31,374)
Losses recognized on prior year exchange	(5,145,172)	(34,963,217)
Other book/tax differences	42,933,450	(405,564)
Amortization of organizational costs	(3,804)	(3,804)

Taxable income before deductions for distributions	$75,461,883	$50,941,897

At December 31, 2015 and 2014, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Net unrealized appreciation (depreciation)	$(38,513,195)	$120,310,290
Differences between book and tax loss on investments	(28,001,958)	(10,925,889)
Distributions payable	—	(15,655,007)
Capital loss carry forward	(32,920,297)	(192,691,456)
Expenses not currently deductible	(17,115)	(20,920)
Net income from pass thru investments	—	13,189,914

Total accumulated losses—net, book basis	$(99,452,565)	$(85,793,068)

At December 31, 2015 and 2014, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2015	December 31, 2014
Tax cost	$1,181,131,125	$1,124,608,106
Gross unrealized appreciation	39,727,307	161,160,318
Gross unrealized depreciation	(103,861,868)	(28,051,686)

Total investments, at fair market value	$1,116,996,564	$1,257,716,738

At December 31, 2015, the Company had a net capital loss carryforward of $32,920,297, which can be used to offset future capital gains. If not utilized against future gains, the entire amount is due to expire on December 31, 2018.

During the year ended December 31, 2015, the Company utilized $159,771,160 of capital loss carry forwards.

The tax character of distributions declared for the years ended December 31, 2015 and 2014 were as follows:

	Year ended December 31, 2015	Year ended December 31, 2014
Ordinary income	$62,606,337	$47,252,222
Tax return of capital	—	19,069,182

Total distributions	$62,606,337	$66,321,404

Important Tax Information (Unaudited)

During the fiscal year ended December 31, 2015, the following information is provided with respect to the ordinary income distributions paid by the Company.

Qualified Dividend Income for Individuals(1)	2.84%
Dividends Qualifying for the Dividend Received Deduction for Corporations(1)	2.84%
Interest Related Dividends for Non-U.S. Residents(2)	64.70%

(1)	The Company hereby designates the percentage indicated above or the maximum amount allowable by law.
(2)	Represents the portion of the taxable ordinary income dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2015. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic Earnings (Loss) per Common Share	Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2015	$31,784	$18,534	$(39,031)	$(20,496)	$(0.28)	$(0.22)	$10.17
September 30, 2015	33,940	23,795	(2,067)	21,728	0.29	0.28	10.66
June 30, 2015	32,768	18,238	(3,500)	14,738	0.20	0.19	10.56
March 31, 2015	30,919	14,624	8,032	22,656	0.30	0.29	10.58
December 31, 2014	37,926	3,514	50,973	54,487	0.73	0.67	10.49
September 30, 2014	33,163	19,332	9,637	28,970	0.39	0.36	9.97
June 30, 2014	33,762	16,431	14,436	30,867	0.41	0.39	9.79
March 31, 2014	29,567	11,094	11,822	22,917	0.31	0.29	9.59
December 31, 2013	32,977	4,580	26,744	31,325	0.42	0.39	9.54
September 30, 2013	31,383	8,874	10,970	19,844	0.27	0.26	9.38
June 30, 2013	36,136	21,220	(9,196)	12,023	0.16	0.16	9.37
March 31, 2013	31,130	12,964	16,833	29,797	0.40	0.39	9.47

14. Subsequent events

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were available to be issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these Notes to Consolidated Financial Statements.

From January 1, 2016 to March 9, 2016, the Company purchased 1,362,213 shares of its common stock on the open market for $12,009,487 including brokerage commissions.

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $440,000,000 and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a percentage of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a percentage of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

On March 9, 2016, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on April 1, 2016 to stockholders of record at the close of business on March 18, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

By:	/s/ Steven F. Sterling
Steven F. Sterling
Chairman of the Board and Chief Executive Officer

March 9, 2016

Each of the officers and directors of BlackRock Capital Investment Corporation whose signature appears below, in so signing, also makes, constitutes and appoints each of Steven F. Sterling and Donna M. Milia, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Steven F. Sterling Steven F. Sterling	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 9, 2016

/S/ Donna M. Milia Donna M. Milia	Interim Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 9, 2016

/S/ JOHN R. BARON John R. Baron	Director	March 9, 2016

/S/ BRIAN D. FINN Brian D. Finn	Director	March 9, 2016

/S/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 9, 2016

/S/ James R. Maher James R. Maher	Director	March 9, 2016

/S/ WILLIAM E. MAYER William E. Mayer	Director	March 9, 2016

/S/ FRANÇOIS DE SAINT PHALLE François de Saint Phalle	Director	March 9, 2016

/S/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 9, 2016

S-1