Form 10-K/A
period 2015-12-31
BlackRock Capital Investment Corp
filed 2016-03-11
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission on March 9, 2016 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to remove “(in default)” from footnote (e) to the December 31, 2015 Consolidated Schedule of Investments located on page F-11 that was inadvertently included in the Original Filing.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing.

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

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

(2)	Consolidated Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(3)	Exhibits—Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Capital Investment Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (5)

10.1	Investment Management Agreement between the Registrant and BlackRock Advisors, LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 as amended and restated as of March 27, 2014 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (8)

10.10	Note Purchase Agreement, dated as of January 18, 2011, among the Registrant and the purchasers party thereto (9)

10.11	Indenture dated February 19, 2013 relating to the 5.50% Convertible Senior Notes due 2018 (7)

10.12	Form of Global Note 5.50% Convertible Senior Note due 2018 (included as part of exhibit 4.2) (7)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (10)

Number	Description

14.2	Code of Ethics and Business Conduct of the Registrant (11)

14.3	Code of Ethics of the Advisor (5)

21.1	Subsidiaries of the Registrant (12)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(4)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(5)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of February 19, 2013.
(8)	Previously filed with the Registrant’s Form 8-K dated as of March 27, 2014.
(9)	Previously filed with the Registrant’s Form 8-K dated as of January 18, 2011.
(10)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(12)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2015.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	$444,450	$—
New Gulf Resources, LLC(k)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	450,000

Total Equity Warrants/Options					2,392,093	2,924,818

TOTAL INVESTMENTS—148.2%					$1,153,129,165	1,116,996,564

OTHER ASSETS & LIABILITIES (NET)—(48.2)%						(363,243,949)

NET ASSETS—100.0%						$753,752,615

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing equity securities at December 31, 2015.
(e)	Non-accrual status at December 31, 2015 and therefore non-income producing. At December 31, 2015, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.4% and 4.2% of total debt investments at fair value and amortized cost, respectively.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(g)	Approximately 81% of the senior secured loans in the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 100% of such senior secured loans have floors of 0.50% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2015 of all contracts within the specified loan facility.
(h)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Original purchase denominated in Canadian dollars.
(k)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 13.3% of the Company’s net assets at December 31, 2015.
(l)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Sentry Security Systems Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(p)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.
(q)	Interest may be paid in cash or PIK, or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 4.8% of interest income earned for the twelve months ended December 31, 2015. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2015
Non-controlled, Affiliated Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.:
Subordinated Debt	$3,000,000	$—	$(3,000,000)	$—	$—	†	$—	$92,753	$—	$—
Preferred Stock	8,379,450	657,169	—	(163,862)	8,872,757		—	—	—	657,171
AGY Holding Corp.:
Senior Secured Note	20,021,500	799,933	—	505,817	21,327,250		—	3,187,159	—	—
Senior Secured Loan	19,763,384	—	—	—	19,763,384		—	2,408,478	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	3,266,124	975,963	—	5,134,478	9,376,565		—	—	—	975,964
M&M Tradition Holdings Corp.
Common Stock	13,500,000	—	(5,000,000)	(8,500,000)	—	†	9,286,910	—	—	—
Penton Business Media Holdings, LLC
Limited Liability Co. Interest	70,182,000	—	(9,050,000)	(61,132,000)	—	†	61,132,000	—	—	—
United Subcontractors, Inc.
Senior Secured Loan	6,349,276	53,690	(6,349,276)	(53,690)	—	†	—	143,648	—	—
USI Senior Holdings, Inc.:
Common Stock	58,869,933	—	(9,019,888)	(49,850,045)	—	†	50,962,498	—	—	—
Preferred Stock	7,823,940	1	—	(1)	7,823,940		—	—	—	—

Totals	$211,155,607	$2,486,756	$(32,419,164)	$(114,059,303)	$67,163,896		$121,381,408	$5,832,038	$—	$1,633,135

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2015.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2015 represents 8.9% of the Company’s net assets.

(r)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014, therefore historical data is limited. The summarized financial information of Gordon Brothers Finance Company for the years ending December 31, 2015 and 2014 is shown below:

	Year ended December 31, 2015	Year ended December 31, 2014
($ in millions)
Total assets	$270.5	$265.1
Total senior debt	$135.5	$121.5
Total revenue	$28.7	$5.5
Net change in owners’ equity resulting from operations	$(4.8)	$0.1
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$0.4	$0.6
Provision for loan loss reserves	$0.0	$0.0

Note: Balance sheet amounts are as of period end

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2015
Controlled Investments	Fair Value at December 31, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2015		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,875,837	$49,232	$(741,838)	$(15,055)	$1,168,176		$—	$115,335	$100,000	$—
Senior Secured Loan, First Lien, B	10,197,193	486,112	(296,434)	(97,789)	10,289,082		—	1,319,574	—	—
Common Stock	23,997,165	—	—	8,090,089	32,087,254		—	—	—	—
Warrants	2,206,924	—	—	267,894	2,474,818		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	—	17,500,000	—	—	17,500,000		—	23,333	—	—
Limited Liability Co. Interest	—	4,375,000	—	—	4,375,000		—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	71,032,057	25,816,514	(32,109,027)	—	64,739,544		—	8,815,337	228,033	—
Preferred Stock	12,985,556	4,474,542	—	—	17,460,098		—	—	—	2,224,205
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	—	40,000,000	—	—	40,000,000		—	1,850,000	—	—
Common Stock	—	1,000	—	3,932,465	3,933,465		—	—	—	—
Red Apple Stores Inc.:
Unsecured Debt	3,273,054	130,138	(6,582,092)	3,178,900	—	†	(6,377,901)	130,138	—	—
Senior Secured Loan	21,800,000	1,250,000	—	(4,610,000)	18,440,000		—	2,352,895	—	—
Preferred Stock	—	857,606	(1)	(857,605)	—		—	—	—	653,412
Common Stock	—	122,420	(1,372,723)	1,250,303	—		—	—	—	—
WBS Group LLC:
Senior Secured Loan, First Lien	27,284,255	—	(27,284,255)	—	—	†	—	1,303,202	—	—
Senior Secured Loan, Second Lien	20,249,190	89,650	(24,922,850)	4,584,010	—	†	(12,207,105)	1,409,389	—	—
Limited Liability Co. Interest	—	—	(1,000)	1,000	—	†	—	—	—	—
Westward Dough Operating Company, LLC
Senior Secured Loan	6,590,896	—	(6,590,896)	—	—	†	—	583,112	—	—
Westward Dough Holdings, LLC
Limited Liability Co. Interest	2,233,000	—	(9,260,324)	7,027,324	—	†	(9,260,324)	—	—	—

Totals	$214,323,427	$95,152,214	$(109,161,440)	$22,751,536	$223,065,737		$(27,845,330)	$17,902,315	$328,033	$2,877,617

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held at December 31, 2015.

The aggregate fair value of controlled investments at December 31, 2015 represents 29.6% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

(s)	On June 30, 2015, our investment previously made in WBS Group LLC was restructured into an investment in its affiliate, MBS Group Holdings Inc., which is deemed significant under Regulation S-X Rule 4-08(g) for the year ending December 31, 2015. Accordingly, shown below is aggregate summarized financial information for the years ending December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
($ in millions)
Total assets	$37.5	$41.7
Total liabilities	$50.1	$62.9
Total revenue	$26.9	$26.9	$30.6
Gross profit	$21.9	$22.3	$25.0
EBITDA	$6.6	$6.4	$6.6
Net income (loss)	$4.6	$(2.9)	$(2.4)

Note: Balance sheet amounts are as of period end

(t)	Our investment in Bankruptcy Management Solutions, Inc. is deemed significant under Regulation S-X Rule 4-08(g) for the year ending December 31, 2015. Accordingly, shown below is aggregate summarized financial information for the years ending December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
($ in millions)
Total assets	$175.9	$188.8
Total liabilities	$148.1	$162.4
Total revenue	$34.2	$33.3	$29.9
EBITDA, before non-recurring items	$15.0	$13.8	$11.3
Net income (loss)	$0.9	$(1.5)	$(11.3)

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

March 11, 2016

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

SIGNATURE	TITLE	DATE

/S/ Steven F. Sterling Steven F. Sterling	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 11, 2016

/S/ Donna M. Milia Donna M. Milia	Interim Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 11, 2016

/S/ JOHN R. BARON John R. Baron	Director	March 11, 2016

/S/ BRIAN D. FINN Brian D. Finn	Director	March 11, 2016

/S/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 11, 2016

/S/ James R. Maher James R. Maher	Director	March 11, 2016

/S/ WILLIAM E. MAYER William E. Mayer	Director	March 11, 2016

/S/ FRANÇOIS DE SAINT PHALLE François de Saint Phalle	Director	March 11, 2016

/S/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 11, 2016

S-1