Form 10-Q
period 2016-03-31
BlackRock Capital Investment Corp
filed 2016-04-27
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at April 27, 2016 was 72,963,858

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $923,889,934 and $876,732,386)	$816,561,876	$826,766,931
Non-controlled, affiliated investments (cost of $62,732,173 and $62,003,676)	74,131,319	67,163,896
Controlled investments (cost of $232,371,464 and $214,393,103)	235,663,935	223,065,737

Total investments at fair value (cost of $1,218,993,571 and $1,153,129,165)	1,126,357,130	1,116,996,564
Cash and cash equivalents	10,457,233	12,414,200
Receivable for investments sold	937,193	1,408,841
Interest receivable	12,277,847	13,531,749
Prepaid expenses and other assets	5,204,093	4,040,147

Total Assets	$1,155,233,496	$1,148,391,501

Liabilities
Debt	$440,844,197	$362,551,503
Interest payable	1,303,940	7,826,690
Distributions payable	15,300,058	15,560,829
Base management fees payable	5,690,490	5,986,455
Accrued administrative services	470,000	219,917
Other accrued expenses and payables	2,302,674	2,493,492

Total Liabilities	465,911,359	394,638,886

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 76,867,528 and 76,747,083 issued and 72,857,414 and 74,099,182 outstanding	76,867	76,747
Paid-in capital in excess of par	874,391,764	873,338,049
Undistributed / (Distributions in excess of) net investment income	2,161,080	(17,112)
Accumulated net realized loss	(60,887,375)	(60,922,258)
Net unrealized appreciation (depreciation)	(94,201,097)	(38,513,195)
Treasury stock at cost, 4,010,114 and 2,647,901 shares held	(32,219,102)	(20,209,616)

Total Net Assets	689,322,137	753,752,615

Total Liabilities and Net Assets	$1,155,233,496	$1,148,391,501

Net Asset Value Per Share	$9.46	$10.17

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$21,739,442	$23,325,856
Non-controlled, affiliated investments	1,385,267	1,578,568
Controlled investments	4,355,621	4,688,530

Total interest income	27,480,330	29,592,954
Fee income:
Non-controlled, non-affiliated investments	786,283	73,727
Non-controlled, affiliated investments	—	—
Controlled investments	25,000	150,683

Total fee income	811,283	224,410

Dividend income:
Non-controlled, non-affiliated investments	202,083	201,612
Non-controlled, affiliated investments	541,188	402,679
Controlled investments	802,285	497,757

Total dividend income	1,545,556	1,102,048

Total investment income	29,837,169	30,919,412

Expenses:
Base management fees	5,690,490	6,370,630
Interest and credit facility fees	4,655,999	6,370,977
Incentive management fees	—	1,377,907
Professional fees	544,625	438,641
Administrative services	470,000	731,697
Director fees	173,500	173,500
Investment advisor expenses	87,500	202,307
Other	736,806	630,176

Total expenses	12,358,920	16,295,835

Net Investment Income	17,478,249	14,623,577

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	34,884	5,437,850
Non-controlled, affiliated investments	—	9,286,910
Controlled investments	—	(6,377,901)

Net realized gain (loss)	34,884	8,346,859

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(56,989,762)	1,547,571
Non-controlled, affiliated investments	6,238,926	(4,194,074)
Controlled investments	(5,380,163)	2,997,469
Foreign currency translation	443,097	(665,783)

Net change in unrealized appreciation (depreciation)	(55,687,902)	(314,817)

Net realized and unrealized gain (loss)	(55,653,018)	8,032,042

Net Increase (Decrease) in Net Assets Resulting from Operations	$(38,174,769)	$22,655,619

Net Investment Income Per Share—basic	$0.24	$0.20

Earnings (Loss) Per Share—basic	$(0.52)	$0.30

Average Shares Outstanding—basic	73,106,678	74,664,007

Net Investment Income Per Share—diluted	$0.23	$0.19

Earnings (Loss) Per Share—diluted	$(0.52)	$0.29

Average Shares Outstanding—diluted	73,106,678	84,560,734

Distributions Declared Per Share	$0.21	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Net Increase in Net Assets Resulting from Operations:
Net investment income	$17,478,249	$14,623,577
Net realized gain (loss)	34,884	8,346,859
Net change in unrealized appreciation (depreciation)	(55,687,902)	(314,817)

Net increase (decrease) in net assets resulting from operations	(38,174,769)	22,655,619

Distributions to Stockholders from:
Net investment income	(15,300,058)	(15,681,195)

Capital Share Transactions:
Reinvestment of distributions	1,053,835	971,399
Purchases of treasury stock	(12,009,486)	—

Net increase (decrease) in net assets resulting from capital share transactions	(10,955,651)	971,399

Total Increase (Decrease) in Net Assets	(64,430,478)	7,945,823
Net assets at beginning of period	753,752,615	781,959,168

Net assets at end of period	$689,322,137	$789,904,991

Capital Share Activity:
Shares issued from reinvestment of distributions	120,445	124,698
Shares from purchases of treasury stock	(1,362,213)	—

Net increase (decrease) in shares outstanding	(1,241,768)	124,698

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(38,174,769)	$22,655,619
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(2,790,147)	(2,459,804)
Net amortization on investments	(768,198)	(913,095)
Amortization of debt issuance costs	432,515	513,357
Net change in unrealized (appreciation) depreciation on investments	56,130,999	(350,966)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(443,097)	665,783
Net realized (gain) loss on investments	(34,884)	(8,346,859)
Changes in operating assets:
Purchase of investments	(94,733,750)	(43,840,188)
Proceeds from disposition of investments	32,905,670	74,977,510
Change in receivable for investments sold	471,648	(1,246,236)
Change in interest receivable	1,253,902	(4,379,379)
Change in prepaid expenses and other assets	(1,364,607)	1,187,820
Changes in operating liabilities:
Change in interest payable	(6,522,750)	(4,485,595)
Change in base management fees payable	(295,965)	621,411
Change in incentive management fees payable	—	(8,594,915)
Change in accrued administrative services	250,083	(83,905)
Change in other accrued expenses and payables	182,023	(288,216)

Net cash provided by (used in) operating activities	(53,501,327)	25,632,342

Financing Activities:
Distributions paid in cash	(14,506,994)	(14,683,607)
Proceeds from debt	276,060,840	56,060,706
Repayments of debt	(198,000,000)	(32,000,000)
Purchases of treasury stock	(12,009,486)	—

Net cash provided by (used in) financing activities	51,544,360	9,377,099

Net increase (decrease) in cash	(1,956,967)	35,009,441
Cash and cash equivalents, beginning of period	12,414,200	10,326,174

Cash and cash equivalents, end of period	$10,457,233	$45,335,615

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$10,476,375	$10,040,353
Taxes	$166,033	$34,914
Distributions reinvested	$1,053,835	$971,399

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—15.1%
Advanced Lighting Technologies, Inc., First Lien(d)(j)	Capital Equipment	10.50%	6/1/19	$20,000,000	$19,732,622	$10,000,000
AGY Holding Corp., Second Lien(f)(j)	Chemicals, Plastics, & Rubber	11.00%	12/15/16	21,762,500	21,249,646	21,109,618
BPA Laboratories Inc., First Lien(j)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,832,962	35,078,000
New Gulf Resources, LLC, First Lien(d)(j)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,845,550	1,470,000
Wink Holdco, Inc., Second Lien(j)	Insurance	11.00% (L + 1000, 1.00% Floor)	9/30/22	37,500,000	36,750,312	36,750,312

Total Senior Secured Notes					133,411,092	104,407,930

Unsecured Debt—20.0%
Gordon Brothers Finance Company(g)(q)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	79,223,293	79,223,293	79,223,293
QHB Holdings LLC(p)	Consumer Goods: Durable	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
SVP Worldwide Ltd.(h)(k)(p)	Consumer Goods: Durable	16.00% (4.00% Cash / 12.00% PIK)	6/27/18	51,194,440	51,194,440	38,395,830

Total Unsecured Debt					150,417,733	137,619,123

Subordinated Debt—2.9%
First Boston Construction Holdings, LLC(g)(k)(p)	Finance	12.00%	12/31/20	19,740,000	19,740,000	19,740,000
New Gulf Resources, LLC(d)(j)(p)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,504,974	3,971,479	108,119

Total Subordinated Debt					23,711,479	19,848,119

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—107.7%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$19,687,500	$19,687,500	$19,687,500
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
Al Solutions, Inc., Term Loan B, Second Lien(p)	Metals & Mining	5.00% PIK	12/31/19	79,555	—	—
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(g)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,192,016	1,175,564	1,168,176
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(g)	Services: Business	7.00% (L + 600,1.00% Floor)	6/27/18	11,487,597	10,529,082	10,223,961
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien(d)	Aerospace & Defense	12.50% (Base + 900)	2/5/20	45,000,000	45,000,000	16,736,625
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	19,800,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,856,411	13,000,000
Learfield Communications, Inc., Second Lien	Media: Advertising, Printing & Publishing	8.75% (L + 775,1.00% Floor)	10/9/21	2,857,143	2,840,020	2,800,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800,1.00% Floor)	7/7/20	19,850,000	19,170,582	18,162,750
Loar Group Inc., Second Lien	Aerospace & Defense	10.25% (L + 925,1.00% Floor)	7/12/22	15,000,000	14,708,907	14,708,907
MBS Group Holdings Inc., First Lien(g)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
MD America Energy, LLC, First Lien	Energy: Oil & Gas	9.50% (L + 850,1.00% Floor)	8/4/19	8,095,238	7,826,717	8,095,238
MediMedia USA, Inc., First Lien	Healthcare & Pharmaceuticals	8.00% (L + 675,1.25% Floor)	11/20/18	8,780,983	8,699,120	8,780,983

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
MediMedia USA, Inc., Second Lien	Healthcare & Pharmaceuticals	12.25% (L + 1100,1.25% Floor)	11/20/19	$60,000,000	$58,994,848	$60,000,000
Novolex Holdings, Inc., Second Lien	Containers, Packaging, & Glass	9.75% (L + 875,1.00% Floor)	6/5/22	5,000,000	4,896,519	4,800,000
Oxford Mining Company, LLC, First Lien(p)	Metals & Mining	12.25% (L + 850,0.75% Floor Cash / 3.00% PIK)	12/31/18	25,526,660	25,526,660	24,888,494
Pittsburgh Glass Works, LLC, Second Lien	Automotive	10.11% (L + 911,1.00% Floor)	11/25/21	35,000,000	34,670,574	35,000,000
Pomeroy Group LLC, Second Lien	Services: Business	10.50% (L + 950, 1.00% Floor)	11/30/22	20,000,000	19,619,354	19,600,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,772,317	31,520,000
Quality Home Brands Holdings LLC, Second Lien	Consumer Goods: Durable	11.75% (L + 1050, 1.25% Floor)	6/17/19	40,000,000	40,000,000	40,000,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	1/11/17	23,050,000	23,050,000	19,823,000
Road Infrastructure Investment, LLC, Second Lien	Chemicals, Plastics, & Rubber	7.75% (L + 675, 1.00% Floor)	9/30/21	9,000,000	8,403,429	8,235,000
Shoreline Energy LLC, Second Lien(d)(p)	Energy: Oil & Gas	12.50% (L + 925, 1.25% Floor Cash /2.00% PIK)	3/30/19	27,713,061	27,236,933	12,035,383
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675,1.00% Floor)	10/31/19	4,781,250	4,678,493	4,183,594
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,849,281	4,250,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	49,500,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.50% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,513,281	24,513,281

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925,1.00% Floor)	9/24/20	$20,000,000	$19,622,271	$19,600,000
U.S. Well Services, LLC, First Lien	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	47,911,408	47,911,408	42,880,710
Vertellus Specialties Inc., First Lien(d)	Chemicals, Plastics, & Rubber	10.50% (L + 950,1.00% Floor)	10/31/19	54,175,000	54,175,000	37,922,500
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875,1.00% Floor)	1/8/21	36,207,525	35,604,522	36,207,525

Total Senior Secured Loans					812,635,118	742,739,952

Preferred Stock—7.4%
Advantage Insurance Holdings Ltd.(f)(h)(j)(k)	Insurance	8.00% PIK		750,000	9,049,243	8,103,985
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	7,295,582	17,330,392
Gordon Brothers Finance Company(g)(q)	Finance	13.50%		17,460	17,460,098	17,460,098
Red Apple Stores Inc.(g)(h)(k)	Retail	12.00% PIK		6,806,383	1,064,064	—
USI Senior Holdings, Inc. (United Subcontractors)(c)(f)	Construction & Building			260,798	5,374,318	7,823,940

Total Preferred Stock					40,243,305	50,718,415

Common Stock—6.1%(c)
Bankruptcy Management Solutions, Inc.(g)	Services: Business			369,456	16,654,505	27,453,103
DynaVox Inc.	Healthcare & Pharmaceuticals			272,368	758,069	13,617
Gordon Brothers Finance Company(g)(q)	Finance			10,598	10,598,300	10,598,300
MBS Group Holdings Inc.(g)(o)	Services: Business			8,500	1,000	3,933,465
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,754,420	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—

Total Common Stock					34,766,294	41,998,485

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Limited Partnership/Limited Liability Company Interests—4.0%
ECI Cayman Holdings, LP(c)(h)(j)(k)	High Tech Industries			3,189	$2,238,811	$2,356,570
First Boston Construction Holdings, LLC(c)(g)(k)	Finance			4,935,000	4,935,000	4,935,000
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	511,047	1,524,418
Loar Group LLC(c)	Aerospace & Defense			1,500,000	1,500,000	1,500,000
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	5,487
Sentry Security Systems Holdings, LLC(c)(l)	Services: Business			147,271	147,271	29,569
Sentry Security Systems Holdings, LLC(l)	Services: Business	8.00% PIK		602,729	1,218,532	1,218,532
U.S. Well Services, LLC(j)(m)	Energy: Oil & Gas	8.00% PIK		8,085	9,017,719	15,899,991
Westward Dough Holdings, LLC, Class D(c)(n)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					21,416,457	27,469,567

Equity Warrants/Options—0.2%(c)
Bankruptcy Management Solutions, Inc., Tranche A(g)	Services: Business		expire 6/27/18	28,464	375,040	753,896
Bankruptcy Management Solutions, Inc., Tranche B(g)	Services: Business		expire 6/27/19	30,654	342,295	351,643
Bankruptcy Management Solutions, Inc., Tranche C(g)	Services: Business		expire 6/27/20	45,981	468,803	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(j)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	450,000

Total Equity Warrants/Options					2,392,093	1,555,539

TOTAL INVESTMENTS—163.4%					$1,218,993,571	1,126,357,130

OTHER ASSETS & LIABILITIES (NET)—(63.4)%						(437,034,993)

NET ASSETS—100.0%						$689,322,137

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2016

(Unaudited)

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at March 31, 2016.
(d)	Non-accrual status at March 31, 2016 and therefore non-income producing. At March 31, 2016, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 7.8% and 15.3%, respectively.
(e)	Approximately 80% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 97% of such senior secured loans have floors of 0.50% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2016 of all contracts within the specified loan facility.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 19.0% of the Company’s net assets at March 31, 2016.
(k)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Sentry Security Systems Holdings, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.
(p)	Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 6.3% of interest income earned for the three months ended March 31, 2016. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

						Three Months Ended March 31, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.
Preferred Stock	$8,872,757	$176,486	$—	$(945,258)	$8,103,985	$—	$—	$—	$176,486
AGY Holding Corp.:
Senior Secured Note	21,327,250	187,309	—	(404,941)	21,109,618	—	785,778	—	—
Senior Secured Loan	19,763,384	—	—	—	19,763,384	—	599,489	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	9,376,565	364,702	—	7,589,125	17,330,392	—	—	—	364,702
USI Senior Holdings, Inc.
Preferred Stock	7,823,940	—	—	—	7,823,940	—	—	—	—

Totals	$67,163,896	$728,497	$—	$6,238,926	$74,131,319	$—	$1,385,267	$—	$541,188

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2016 represents 10.8% of the Company’s net assets.

(q)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the three months ended March 31, 2016 and 2015 is shown below:

	March 31, 2016	December 31, 2015
($ in millions)
Total assets	$290.1	$270.5
Total senior debt	$137.0	$135.5

	Three months ended March 31, 2016	Three months ended March 31, 2015
Total revenue	$5.9	$6.2
Net change in owners’ equity resulting from operations	$(1.8)	$(1.2)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(1.0)	$(0.2)
Provision for loan loss reserves	$0.3	$0.0

The accompanying notes are an integral part of these consolidated financial statements.

						Three Months Ended March 31, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,168,176	$3,382	$—	$(3,382)	$1,168,176	$—	$16,942	$25,000	$—
Senior Secured Loan, First Lien, B	10,289,082	114,843	(73,169)	(106,795)	10,223,961	—	319,391	—	—
Common Stock	32,087,254	—	—	(4,634,151)	27,453,103	—	—	—	—
Warrants	2,474,818	—	—	(1,369,279)	1,105,539	—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	17,500,000	2,240,000	—	—	19,740,000	—	567,420	—	—
Limited Liability Co. Interest	4,375,000	560,000	—	—	4,935,000	—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	64,739,544	14,483,749	—	—	79,223,293	—	1,973,422	—	—
Preferred Stock	17,460,098	—	—	—	17,460,098	—	—	—	595,826
Common Stock	10,598,300	—	—	—	10,598,300	—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	—	—	—	40,000,000	—	910,000	—	—
Common Stock	3,933,465	—	—	—	3,933,465	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	18,440,000	—	—	1,383,000	19,823,000	—	568,446	—	—
Preferred Stock	—	206,459	—	(206,459)	—	—	—	—	206,459
Common Stock	—	443,097	—	(443,097)	—	—	—	—	—

Totals	$223,065,737	$18,051,530	$(73,169)	$(5,380,163)	$235,663,935	$—	$4,355,621	$25,000	$802,285

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The aggregate fair value of controlled investments at March 31, 2016 represents 34.2% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—100.3%(g)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$19,950,000	$19,950,000	$19,950,000
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
Al Solutions, Inc., Term Loan B, Second Lien(q)	Metals & Mining	5.00% PIK	12/31/19	78,562	—	—
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(h)(t)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,192,016	1,172,182	1,168,176
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(h)(t)	Services: Business	7.00% (L + 600, 1.00% Floor)	6/27/18	11,560,766	10,487,408	10,289,082
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien	Aerospace & Defense	11.00% (L + 1000, 1.00% Floor)	2/5/20	45,000,000	45,000,000	40,275,000
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	11.00% (L + 1000, 1.00% Floor)	8/19/19	19,250,000	19,019,041	18,672,500
Learfield Communications, Inc., Second Lien	Media: Advertising, Printing & Publishing	8.75% (L + 775, 1.00% Floor)	10/9/21	2,857,143	2,839,243	2,800,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800, 1.00% Floor)	7/7/20	19,900,000	19,178,831	18,706,000
MBS Group Holdings Inc., First Lien(h)(s)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
MD America Energy, LLC, First Lien	Energy: Oil & Gas	9.50% (L + 850, 1.00% Floor)	8/4/19	8,095,238	7,806,524	7,650,000
MediMedia USA, Inc., First Lien	Healthcare & Pharmaceuticals	8.00% (L + 675, 1.25% Floor)	11/20/18	8,780,983	8,691,305	8,780,983

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
MediMedia USA, Inc., Second Lien	Healthcare & Pharmaceuticals	12.25% (L + 1100, 1.25% Floor)	11/20/19	$60,000,000	$58,925,453	$60,000,000
Novolex Holdings, Inc., Second Lien	Containers, Packaging, & Glass	9.75% (L + 875, 1.00% Floor)	6/5/22	5,000,000	4,892,327	4,850,000
Oxford Mining Company, LLC, First Lien(q)	Metals & Mining	12.25% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	25,360,035	25,360,035	24,852,835
Pittsburgh Glass Works, LLC, Second Lien	Automotive	10.13% (L + 913, 1.00% Floor)	11/25/21	35,000,000	34,655,979	34,655,979
Pomeroy Group LLC, Second Lien	Services: Business	10.50% (L + 950, 1.00% Floor)	11/30/22	20,000,000	19,605,063	19,605,063
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,758,881	31,680,000
Quality Home Brands Holdings LLC, Second Lien	Consumer Goods: Durable	11.75% (L + 1050, 1.25% Floor)	6/17/19	40,000,000	40,000,000	40,000,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000
Red Apple Stores Inc., Second Lien(h)(i)(l)	Retail	10.00%	1/11/17	23,050,000	23,050,000	18,440,000
Road Infrastructure Investment, LLC, Second Lien	Chemicals, Plastics, & Rubber	7.75% (L + 675, 1.00% Floor)	9/30/21	9,000,000	8,376,258	8,280,000
Shoreline Energy LLC, Second Lien(q)	Energy: Oil & Gas	12.50% (L + 925, 1.25% Floor Cash / 2.00% PIK)	3/30/19	27,572,137	27,087,183	24,677,063
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	4,843,750	4,732,352	4,359,375
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,840,013	4,350,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	49,500,000
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925, 1.00% Floor)	9/24/20	20,000,000	19,604,164	19,604,164

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
U.S. Well Services, LLC, First Lien	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	$48,920,836	$48,920,836	$48,431,628
Vertellus Specialties Inc., First Lien	Chemicals, Plastics, & Rubber	10.50% (L + 950, 1.00% Floor)	10/31/19	54,312,500	54,312,500	43,993,125
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	36,207,525	35,572,858	36,207,525

Total Senior Secured Loans					780,454,761	756,394,823

Preferred Stock—5.8%
Advantage Insurance Holdings Ltd.(f)(i)(k)(l)	Insurance	8.00% PIK		750,000	8,872,757	8,872,757
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	6,930,880	9,376,565
Gordon Brothers Finance Company(h)(r)	Finance	13.50%		17,460	17,460,098	17,460,098
Red Apple Stores Inc.(h)(i)(l)	Retail	12.00% PIK		6,806,383	857,605	—
USI Senior Holdings, Inc. (United Subcontractors)(d)(f)	Construction & Building			260,798	5,374,318	7,823,940

Total Preferred Stock					39,495,658	43,533,360

Common Stock—6.2%(d)
Bankruptcy Management Solutions, Inc.(h)(t)	Services: Business			369,456	16,654,505	32,087,254
DynaVox Inc.	Healthcare & Pharmaceuticals			272,368	758,069	10,895
Gordon Brothers Finance Company(h)(r)	Finance			10,598	10,598,300	10,598,300
MBS Group Holdings Inc.(h)(p)(s)	Services: Business			8,500	1,000	3,933,465
Red Apple Stores Inc.(h)(i)(j)(l)	Retail			8,756,859	6,311,323	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—

Total Common Stock					34,323,197	46,629,914

Limited Partnership/Limited Liability Company Interests—3.8%
ECI Cayman Holdings, LP(d)(i)(k)(l)	High Tech Industries			3,184	2,238,811	2,902,184

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
First Boston Construction Holdings, LLC(d)(h)(l)	Finance			4,375,000	$4,375,000	$4,375,000
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	511,047	1,560,464
Marsico Holdings, LLC(d)(k)	Finance			91,445	1,848,077	5,487
Sentry Security Systems Holdings, LLC(d)(m)	Services: Business			147,271	147,271	27,331
Sentry Security Systems Holdings, LLC(m)	Services: Business	8.00% PIK		602,729	1,195,193	1,195,193
U.S. Well Services, LLC(k)(n)	Energy: Oil & Gas	8.00% PIK		8,085	8,838,976	18,487,779
Westward Dough Holdings, LLC, Class D(d)(o)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					19,154,375	28,553,438

Equity Warrants/Options—0.4%(d)
Bankruptcy Management Solutions, Inc., Tranche A(h)(t)	Services: Business		expire 6/27/18	28,464	375,040	1,168,863
Bankruptcy Management Solutions, Inc., Tranche B(h)(t)	Services: Business		expire 6/27/19	30,654	342,295	798,544
Bankruptcy Management Solutions, Inc., Tranche C(h)(t)	Services: Business		expire 6/27/20	45,981	468,803	507,411
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(k)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	450,000

Total Equity Warrants/Options					2,392,093	2,924,818

TOTAL INVESTMENTS—148.2%					$1,153,129,165	1,116,996,564

OTHER ASSETS & LIABILITIES (NET)—(48.2)%						(363,243,949)

NET ASSETS—100.0%						$753,752,615

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

BlackRock Capital Investment Corporation

Notes to Consolidated Financial Statements (Unaudited)

1. Organization

BlackRock Capital Investment Corporation (together with its subsidiaries, the “Company”), was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

The interim financial information at March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Revenue recognition

Interest income is recorded on an accrual basis and includes amortization of discounts and accretion of premiums. Discounts and premiums to par value on securities purchased are amortized/accreted into interest income over the life of the respective security. Discounts and premiums are determined based on the cash flows expected to be received for a particular investment upon maturity.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct reduction of the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company has adopted ASU 2015-03 to simplify the presentation of debt issuance costs in financial statements for all outstanding debt, except that incurred under our Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which the Company will continue to present as an asset on our consolidated statements of assets and liabilities. In accordance with the transitional provisions of ASU 2015-03, the Company has reclassified the debt issuance costs for all outstanding debt except that incurred under our Credit Facility, for fiscal year 2015 retrospectively. The debt issuance costs that are now presented as a deduction from the carrying value are $1,692,076 and $1,923,930 for the respective 2016 and 2015 periods presented. Amortization of $432,515 and $513,357 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations. The adoption of ASU 2015-03 had no impact on the Company’s net asset value.

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

For the three months ended March 31, 2016 and 2015, the Advisor earned $5,690,490 and $6,370,630, respectively, in base management fees under the investment management agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2016 and 2015 was determined by reference to the four quarter periods ended on March 31, 2016 and 2015, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three months ended March 31, 2016 and 2015, the Advisor earned zero and $11,061, respectively, in Incentive Fees based on income from the Company.

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, at March 31, 2016 and 2015 was zero. In accordance with GAAP, the hypothetical liquidation for the three months ended March 31, 2016 and 2015, resulted in a capital gains incentive fee accrual/(reversal) of zero and $1,366,846, respectively. The total cumulative accrued balance at March 31, 2016 and 2015 was zero and $28,901,616, respectively.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the three months ended March 31, 2016 and 2015, the Company incurred $87,500 and $202,307, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three months ended March 31, 2016 and 2015 were $5,921 and $158,350 respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2016 and 2015, the Company incurred $470,000 and $731,697, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at March 31, 2016.

At March 31, 2016 and December 31, 2015, other entities affiliated with the Administrator and Advisor beneficially owned approximately 348,000 and 327,000 shares, respectively, of the Company’s common stock, representing approximately 0.5% and 0.4%, respectively, of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016	Three months ended March 31, 2015
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(38,174,769)	$22,655,619
Weighted average shares outstanding – basic	73,106,678	74,664,007
Earnings (Loss) per share – basic:	$(0.52)	$0.30
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(38,174,769)	$22,655,619
Adjustments for interest on unsecured convertible senior notes	—	1,831,609

Net increase (decrease) in net assets resulting from operations, as adjusted	$(38,174,769)	$24,487,228
Weighted average shares outstanding – diluted(1)	73,106,678	84,560,734
Earnings (Loss) per share – diluted:	$(0.52)	$0.29

(1)	Due to a net decrease in net assets from operations for the period, zero incremental shares are included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2016 and 2015 totaled $97,523,897 and $46,299,992, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended March 31, 2016 and 2015 totaled $32,905,670 and $74,977,510, respectively. At March 31, 2016, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$133,411,092	$104,407,930
Unsecured debt	150,417,733	137,619,123
Subordinated debt	23,711,479	19,848,119
Senior secured loans:
First lien	364,352,862	340,610,231
Second/other priority lien	448,282,256	402,129,721

Total senior secured loans	812,635,118	742,739,952

Preferred stock	40,243,305	50,718,415
Common stock	34,766,294	41,998,485
Limited partnership/limited liability company interests	21,416,457	27,469,567
Equity warrants/options	2,392,093	1,555,539

Total investments	$1,218,993,571	$1,126,357,130

At December 31, 2015, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$96,410,798	$69,875,250
Unsecured debt	134,426,804	126,476,842
Subordinated debt	46,471,479	42,608,119
Senior secured loans:
First lien	371,747,339	358,470,029
Second/other priority lien	408,707,422	397,924,794

Total senior secured loans	780,454,761	756,394,823

Preferred stock	39,495,658	43,533,360
Common stock	34,323,197	46,629,914
Limited partnership/limited liability company interests	19,154,375	28,553,438
Equity warrants/options	2,392,093	2,924,818

Total investments	$1,153,129,165	$1,116,996,564

Industry Composition

The industry composition of the portfolio at fair value at March 31, 2016 and December 31, 2015 was as follows:

Industry	March 31, 2016	December 31, 2015
Healthcare & Pharmaceuticals	14.9%	12.8%
Consumer Goods: Durable	12.0	12.3
Finance	11.7	10.3
Chemicals, Plastics, & Rubber	10.4	10.9
Services: Business	10.1	10.7
Energy: Oil & Gas	7.1	9.0
Retail	6.2	6.1
Environmental Industries	5.4	5.5
Insurance	4.1	3.2
Media: Advertising, Printing & Publishing	3.1	3.2
Automotive	3.1	3.1
Aerospace & Defense	2.9	3.6
Services: Consumer	2.8	2.8
Construction & Building	2.5	2.5
Metals & Mining	2.2	2.2
Capital Equipment	0.9	1.1
Containers, Packaging, & Glass	0.4	0.4
High Tech Industries	0.2	0.3

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2016 was United States 93.9%, Bermuda 3.4%, Canada 1.8% and the Cayman Islands 0.9%, and at December 31, 2015 was United States 93.6%, Bermuda 3.7%, Canada 1.7% and the Cayman Islands 1.0%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2016 and December 31, 2015.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2016 and December 31, 2015 represents 0.2% and 0.4%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2016 and December 31, 2015 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of March 31, 2016, the Company’s asset coverage was 255%.

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $440,000,000 and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000.

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Term Loan Credit Agreement (the “Term Loan”) which has a principal amount of $15,000,000. The Term Loan has a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.25%.

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

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 million in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The $158,000,000 five-year, senior secured notes matured on January 18, 2016 and were refinanced under the Company’s Credit Facility.

The Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011.

The Company’s outstanding debt as of March 31, 2016 and December 31, 2015 was as follows:

	As of
	March 31, 2016					December 31, 2015
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$440,000,000	(2)	$296,000,000	$296,000,000		$405,000,000	(2)	$60,000,000	$60,000,000
Senior Secured Notes	17,000,000		17,000,000	16,954,830	(5)	175,000,000		175,000,000	174,931,546	(5)
Convertible Notes	115,000,000		115,000,000	113,090,684	(3)	115,000,000		115,000,000	112,838,082	(4)
Term Loan	15,000,000		15,000,000	14,798,683	(6)	15,000,000		15,000,000	14,781,875	(6)

	$587,000,000		$443,000,000	$440,844,197		$710,000,000		$365,000,000	$362,551,503

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $463,727 and $1,445,589, respectively, as of March 31, 2016.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $524,567 and $1,637,351, respectively, as of December 31, 2015.
(5)	Represents the aggregate principal amount outstanding of the Senior Secured Notes less unamortized debt issuance costs of $45,170 and $68,454 at March 31, 2016 and December 31, 2015, respectively.
(6)	Represents the aggregate principal amount outstanding of the Term Loan less unamortized debt issuance costs of $201,317 and $218,125 at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016, the Company had $296,000,000 drawn on the Credit Facility versus $60,000,000 at December 31, 2015. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $144,000,000 at March 31, 2016 and $345,000,000 at December 31, 2015. The Company’s average outstanding debt balance during the three months ended March 31, 2016 and 2015 was $391,242,452 and $460,536,157, respectively. The maximum amounts borrowed during the three months ended March 31, 2016 and 2015 were $442,536,273 and $478,288,395, respectively.

Amortization of $432,515 and $513,357 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations for the three months ended March 31, 2016 and 2015.

The weighted average annual interest cost for the three months ended March 31, 2016 and 2015 was 4.57% and 5.40%, respectively, exclusive of commitment fees of $190,271 and $242,157, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

At March 31, 2016, the Company was in compliance with all covenants required under the Credit Facility, the Senior Secured Notes and the Term Loan.

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

During July 2015, the Board of Directors approved an extension to the plan and an increase to the remaining amount of shares authorized to be repurchased to a total of 4,000,000 shares. The repurchase plan was extended until the earlier of June 30, 2016 or such time that all of the authorized shares have been repurchased. During the three months ended March 31, 2016, the Company purchased a total of 1,362,213 shares of its common stock on the open market for $12,009,486, including brokerage commissions. No such shares were purchased for the three months ended March 31, 2015. Since inception of the repurchase plan through March 31, 2016, the Company has purchased 4,010,114 shares of its common stock on the open market for $32,219,102, including brokerage commissions. At March 31, 2016, the total number of remaining shares authorized for repurchase was 1,748,501. The Company currently holds the shares it repurchased in treasury.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2016. On March 24, 2015, the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc. in the amount of $5,250,000, which expired on December 31, 2015. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2016 and December 31, 2015, the Company was obligated to existing portfolio companies for unfunded commitments of $10.3 million and $13.1 million, respectively.

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

The carrying and fair values of the Company’s outstanding debt as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$296,000,000	$293,040,000	$60,000,000	$59,400,000
Senior Secured Notes	16,954,830	18,133,900	174,931,546	176,357,280
Convertible Notes	113,090,684	120,263,087	112,838,082	120,771,582
Term Loan	14,798,683	14,775,000	14,781,875	14,700,000

Total	$440,844,197	$446,211,987	$362,551,503	$371,228,862

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at March 31, 2016 and December 31, 2015 in determining such fair values:

		Fair Value Inputs at March 31, 2016
	Fair Value at March 31, 2016	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$104,407,930	$—	$—	$104,407,930
Unsecured debt	137,619,123	—	—	137,619,123
Subordinated debt	19,848,119	—	—	19,848,119
Senior secured loans	742,739,952	—	—	742,739,952
Preferred stock	50,718,415	—	—	50,718,415
Common stock	41,998,485	—	—	41,998,485
Limited partnership/limited liability company interests	27,469,567	—	—	27,469,567
Equity warrants/options	1,555,539	—	—	1,555,539

Total investments	1,126,357,130	—	—	1,126,357,130
Cash and cash equivalents	10,457,233	10,457,233	—	—

Total	$1,136,814,363	$10,457,233	$—	$1,126,357,130

		Fair Value Inputs at December 31, 2015
	Fair Value at December 31, 2015	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$69,875,250	$—	$—	$69,875,250
Unsecured debt	126,476,842	—	—	126,476,842
Subordinated debt	42,608,119	—	—	42,608,119
Senior secured loans	756,394,823	—	—	756,394,823
Preferred stock	43,533,360	—	—	43,533,360
Common stock	46,629,914	—	—	46,629,914
Limited partnership/limited liability company interests	28,553,438	—	—	28,553,438
Equity warrants/options	2,924,818	—	—	2,924,818

Total investments	1,116,996,564	—	—	1,116,996,564
Cash and cash equivalents	12,414,200	12,414,200	—	—

Total	$1,129,410,764	$12,414,200	$—	$1,116,996,564

The valuation techniques used at March 31, 2016 and December 31, 2015 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or both using third party valuation firms was $1,125,893,513 and $1,116,535,669 as of March 31, 2016 and December 31, 2015, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended March 31, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2015	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2016
Senior secured notes	$69,875,250	$250,294	$—	$(2,467,614)	$36,750,000	$—	$—	$104,407,930
Unsecured debt	126,476,842	(1)	—	(4,848,648)	15,990,930	—	—	137,619,123
Subordinated debt	42,608,119	—	—	—	2,240,000	(25,000,000)	—	19,848,119
Senior secured loans	756,394,823	517,905	—	(45,835,228)	39,533,238	(7,870,786)	—	742,739,952
Preferred stock	43,533,360	—	—	6,437,408	747,647	—	—	50,718,415
Common stock	46,629,914	—	—	(5,074,526)	443,097	—	—	41,998,485
Limited partnership/LLC Interest	28,553,438	—	34,884	(3,345,953)	2,262,082	(34,884)	—	27,469,567
Equity warrants/options	2,924,818	—	—	(1,369,279)	—	—	—	1,555,539

Total investments	$1,116,996,564	$768,198	$34,884	$(56,503,840)	$97,966,994	$(32,905,670)	$—	$1,126,357,130

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

There were no transfers between Levels during the three months ended March 31, 2016 and 2015. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the three months ended March 31, 2016 and 2015 on investments still held by the Company at the respective period ends, for which Level 3 inputs were used in determining fair value was ($56,503,840) and $7,565,078, respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2016 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	4.83x	5.71x	5.27x
Unsecured debt	6.75x	7.75x	7.25x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	6.16x	7.23x	6.69x
Preferred stock	6.07x	6.86x	6.47x
Common stock	7.02x	7.79x	7.41x
Limited partnerships/LLC interest	5.29x	6.24x	5.77x
Equity warrants/options	9.50x	10.50x	10.00x

Market Yields:
Senior secured notes	12.38%	14.00%	13.19%
Unsecured debt	13.01%	13.21%	13.11%
Subordinated debt	n/a	n/a	n/a
Senior secured loans	11.92%	12.87%	12.39%
Preferred stock	13.50%	13.50%	13.50%
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Per Share Data:
Net asset value, beginning of period	$10.17	$10.49

Net investment income	0.24	0.20
Net realized and unrealized gain (loss)	(0.76)	0.10

Total from investment operations	(0.52)	0.30
Distributions to stockholders from net investment income	(0.21)	(0.21)
Purchases of treasury stock at prices below net asset value	0.03	—
Issuance/reinvestment of stock at prices (below) above net asset value	—	—

Net increase (decrease) in net assets	(0.71)	0.09

Net asset value, end of period	$9.46	$10.58

Market price, end of period	$9.41	$9.06

Total return(1)(2)	2.51%	13.47%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	4.23%	5.13%
Ratio of interest and other debt related expenses to average net assets(3)	2.56%	3.29%

Ratio of total expenses to average net assets(3)(5)	6.78%	8.42%
Ratio of net investment income to average net assets(3)	9.59%	7.56%
Net assets, end of period	$689,322,137	$789,904,991
Average debt outstanding	$391,242,452	$460,536,157
Weighted average shares outstanding	73,106,678	74,664,007
Average debt per share(6)	$5.35	$6.17
Portfolio turnover(2)	3%	4%

Figures may not foot due to rounding

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding capital gains incentive fee for the three months ended March 31, 2016 and 2015 is 4.23% and 4.43%, respectively.
(5)	Ratio excluding capital gains incentive fee for the three months ended March 31, 2016 and 2015 is 6.78% and 7.72%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On April 26, 2016, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on July 1, 2016 to stockholders of record at the close of business on June 17, 2016.

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were available to be issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed above and elsewhere in these notes to consolidated financial statements.

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

Overview

We were incorporated in Delaware on April 13, 2005 and commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

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

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, capital structuring fees and fees for providing significant managerial assistance.

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

At March 31, 2016:

Investment Portfolio: $1,126.4 million

Net Assets: $689.3 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $442.5 million

Net Asset Value per share: $9.46

Portfolio Activity for the Three Months Ended March 31, 2016:

Cost of investments during period, including PIK: $97.5 million

Sales, repayments and other exits during period: $32.9 million

Number of portfolio companies at end of period: 47

Operating Results for the Three Months Ended March 31, 2016:

Net investment income per share: $0.24

Distributions declared per share: $0.21

Basic loss per share: $0.52

Net investment income: $17.5 million

Net realized and unrealized loss: $55.7 million

Net decrease in net assets from operations: $38.2 million

Net investment income per share, as adjusted1: $0.24

Basic loss per share, as adjusted1: $0.52

Net investment income, as adjusted1: $17.5 million

Net decrease in net assets from operations, as adjusted1: $38.2 million

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

Portfolio and investment activity

We invested $97.5 million during the three months ended March 31, 2016. The new investments consisted of senior secured loans secured by first liens ($0.2 million, or 0.2%), or second liens ($39.3 million, or 40.3%), senior secured notes ($36.8 million, or 37.7%) and unsecured or subordinated debt securities and equity securities ($21.2 million, or 21.8%). Additionally, we received proceeds from sales/repayments and other exits of approximately $32.9 million during the three months ended March 31, 2016.

At March 31, 2016, our portfolio of $1,126.4 million (at fair value) consisted of 47 portfolio companies and was invested 66% in senior secured loans, 14% in unsecured or subordinated debt securities, 11% in equity investments, and 9% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.5 million at March 31, 2016. Our largest portfolio company investment by value was approximately $79.2 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at March 31, 2016. At December 31, 2015, our portfolio of $1,117.0 million (at fair value) consisted of 45 portfolio companies and was invested 68% in senior secured loans, 15% in unsecured or subordinated debt securities, 11% in equity investments and 6% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.5 million at December 31, 2015. Our largest portfolio company investment by value was approximately $64.7 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at December 31, 2015.

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 10.8% at March 31, 2016 and 11.6% at December 31, 2015. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.1% and 13.4%, respectively, at March 31, 2016, versus 11.4% and 13.0%, respectively, at December 31, 2015. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 9.8% at March 31, 2016 and 11.0% at December 31, 2015. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 9.2% and 11.4%, respectively, at March 31, 2016, versus 11.0% and 11.2%, respectively, at December 31, 2015. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.36 at March 31, 2016 and 1.29 at December 31, 2015. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Grade 1	$881,099,916	$865,640,641
Grade 2	128,103,701	195,557,688
Grade 3	76,318,330	41,737,298
Grade 4	40,385,183	13,610,937
Not Rated	450,000	450,000

Total investments	$1,126,357,130	$1,116,996,564

Results of operations

Results comparisons for the three months ended March 31, 2016 and 2015.

Investment income

Investment income totaled $29,837,169 and $30,919,412, respectively, for the three months ended March 31, 2016 and 2015, of which $20,377,395 and $18,921,192 were attributable to interest and fees on senior secured loans, $7,910,496 and $10,848,861 to interest and fees earned on other debt securities, $1,545,556 and $1,102,048 to dividends from equity securities and $3,722 and $818 to interest earned on cash equivalents, respectively. The decrease in investment income for the three months ended March 31, 2016 is primarily attributable to an approximate 5% decrease in interest and dividends as a result of 15.3% of the debt portfolio, at amortized cost, on non-accrual as of the end of the current period.

For the three months ended March 31, 2016, fee income was $811,283 comprised primarily of capital structuring fees, as compared to $224,410 of fee income for the three months ended March 31, 2015. Interest income is comprised of approximately 94% in cash interest and 6% in PIK interest.

Expenses

Expenses for the three months ended March 31, 2016 and 2015 were $12,358,920 and $16,295,835, respectively, which consisted of $5,690,490 and $6,370,630 in base management fees, $4,655,999 and $6,370,977 in interest and credit facility fees, $544,625 and $438,641 in professional fees, $557,500 and $934,004 in investment advisor and administrative services expenses, $173,500 and $173,500 in director fees, zero and $1,377,907 of incentive management fees based on income and gain, and $736,806 and $630,176 in other expenses, respectively. The current period other expenses also consist of a one-time blocker tax expense in the amount of $124,316. The decrease in total expenses for the current period is primarily driven by an approximate 27% reduction in interest and credit facility fees due to the refinancing of the Senior Secured Notes under the Credit Facility during the quarter, as well as the elimination of both incentive management fees based on income and capital gains during the current period.

Net investment income

Net investment income was $17,478,249 and $14,623,577 for the three months ended March 31, 2016 and 2015, respectively. The 4% decrease in investment income was more than offset by a 24% decrease in expenses, driven primarily by interest and credit facility charges and incentive management fees.

Net realized gain or loss

Net realized gain for the three months ended March 31, 2016 and 2015 was $34,884 and $8,346,859, respectively. During the current period, the net realized gain is comprised of a capital distribution from our equity investment in Higginbotham Investment Holdings, LLC.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2016 and 2015, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $55,687,902 and a decrease in net unrealized appreciation of $314,817, respectively. The current period depreciation was primarily comprised of $64,895,833 of gross declines in the valuation of certain of our portfolio companies, slightly offset by $10,544,385 of gross increases in certain other portfolio company valuations, as well as a $443,097 unrealized foreign currency translation gain. The prior period depreciation was primarily due to the reversal of unrealized appreciation previously reported on our investments in M&M Tradition Holdings Corp. and Marquette Transportation Company Holdings LLC.

Net increase (decrease) in net assets resulting from operations

The net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2016 and 2015 was an increase (decrease) of ($38,174,769) and $22,655,619, respectively. As compared to the prior period, the significant decrease primarily reflects a net realized and unrealized loss of $55,653,018 for the current period, versus $8,032,042 of net realized and unrealized gains for the three months ended March 31, 2015.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015
GAAP Basis:
Net Investment Income	$17,478,249	$14,623,577
Net Investment Income per share	0.24	0.20
Addback: GAAP incentive management fee expense based on Gains	—	1,366,846
Addback: GAAP incentive management fee expense based on Income	—	11,061
Pre-Incentive Fee[1]:
Net Investment Income	$17,478,249	$16,001,484
Net Investment Income per share	0.24	0.21
Less: Incremental incentive management fee expense based on Income	—	288,268
As Adjusted[2]:
Net Investment Income	$17,478,249	$15,713,216
Net Investment Income per share	0.24	0.21

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

Financial condition, liquidity and capital resources

During the three months ended March 31, 2016, we generated operating cash flows primarily from investment dispositions, interest and fees received on senior secured loans and other debt securities.

Net cash used in operating activities during the three months ended March 31, 2016 was ($53,501,327). Our primary uses of cash from operating activities during the period consisted of a net decrease in net assets from operations of ($38,174,769), and net purchases of ($64,618,227), including PIK of ($2,790,147), net of proceeds from repayments of $32,905,670.

Net cash provided by financing activities during the three months ended March 31, 2016 was $51,544,360. Our primary source of cash from financing activities was $78,060,840 in net proceeds from debt borrowings, net of repayments under the Credit Facility. Additionally, there were uses of cash for purchases of treasury stock of ($12,009,486) and cash distributions paid of ($14,506,994).

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2016 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$296.0	$—	$—	$296.0	$—
Term Loan	15.0	—	15.0	—	—
Senior Secured Notes	17.0	—	17.0	—	—
Convertible Notes	114.5	—	114.5	—	—
Interest and Credit Facility Fees Payable	1.4	1.4	—	—	—

(1)	At March 31, 2016, $144.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2016. On March 24, 2015, the Company entered into a standby letter of credit on behalf of Red Apple Stores Inc. in the amount of $5,250,000, which was undrawn at March 31, 2015, and expired on December 31, 2015. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2016 and December 31, 2015, the Company was obligated to existing portfolio companies for unfunded commitments of $10.3 million and $13.1 million, respectively.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since March 2014:

Distributions Amount Per Share Outstanding	Record Date	Payment Date
$0.26	March 20, 2014	April 3, 2014
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the three months ended March 31, 2016 and 2015, distributions reinvested pursuant to our dividend reinvestment plan totaled $1,053,835 and $971,399, respectively.

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

Recent developments

On April 26, 2016, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on July 1, 2016 to stockholders of record at the close of business on June 17, 2016.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2016, 71% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2016, of those floating rate debt investments, 98% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three months ended March 31, 2016 and 2015, we did not engage in any interest rate hedging activity.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K/A filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended March 31, 2016:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	$8.82	1,334,062	1,334,062	1,776,652
February 2016	8.74	28,151	28,151	1,748,501
March 2016	—	—	—	1,748,501

	$8.82	1,362,213	1,362,213

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

10.1	Second Amended and Restated Senior Secured Revolving Credit Agreement among BlackRock Capital Investment Corporation, the lenders party thereto and Citibank, N.A. as Administrative Agent.(1)

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and Interim CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Registrant’s Form 8-K dated as of February 24, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: April 27, 2016	By:	/s/ Steven F. Sterling
Steven F. Sterling
Chairman of the Board and Chief Executive Officer

Date: April 27, 2016	By:	/s/ Donna M. Milia
Donna M. Milia
Interim Chief Financial Officer and Treasurer