Form 10-Q
period 2016-06-30
BlackRock Capital Investment Corp
filed 2016-07-27
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at July 27, 2016 was 72,554,128

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $773,883,735 and $876,732,386)	$671,528,468	$826,766,931
Non-controlled, affiliated investments (cost of $63,322,075 and $62,003,676)	71,693,115	67,163,896
Controlled investments (cost of $267,532,595 and $214,393,103)	268,701,677	223,065,737

Total investments at fair value (cost of $1,104,738,405 and $1,153,129,165)	1,011,923,260	1,116,996,564
Cash and cash equivalents	7,462,746	12,414,200
Receivable for investments sold	820,514	1,408,841
Interest receivable	10,579,366	13,531,749
Prepaid expenses and other assets	5,996,997	4,040,147

Total Assets	$1,036,782,883	$1,148,391,501

Liabilities
Debt	$348,106,607	$362,551,503
Interest payable	3,104,613	7,826,690
Distributions payable	15,208,622	15,560,829
Base management fees payable	5,721,688	5,986,455
Accrued administrative services	755,940	219,917
Other accrued expenses and payables	2,442,977	2,493,492

Total Liabilities	375,340,447	394,638,886

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 76,973,972 and 76,747,083 issued and 72,422,007 and 74,099,182 outstanding	76,974	76,747
Paid-in capital in excess of par	875,358,384	873,338,049
Undistributed / (Distributions in excess of) net investment income	8,559,401	(17,112)
Accumulated net realized loss	(91,861,819)	(60,922,258)
Net unrealized appreciation (depreciation)	(94,387,683)	(38,513,195)
Treasury stock at cost, 4,551,965 and 2,647,901 shares held	(36,302,821)	(20,209,616)

Total Net Assets	661,442,436	753,752,615

Total Liabilities and Net Assets	$1,036,782,883	$1,148,391,501

Net Asset Value Per Share	$9.13	$10.17

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$21,740,253	$23,398,679	$43,479,695	$46,724,535
Non-controlled, affiliated investments	1,246,674	1,443,669	2,631,941	3,022,237
Controlled investments	4,773,467	4,642,976	9,129,088	9,331,506

Total interest income	27,760,394	29,485,324	55,240,724	59,078,278

Fee income:
Non-controlled, non-affiliated investments: prepayment fees	3,000,000	1,159,150	3,000,000	1,159,150
Non-controlled, non-affiliated investments: other	1,078,011	730,656	1,864,294	804,383
Controlled investments	44,422	25,000	69,422	175,683

Total fee income	4,122,433	1,914,806	4,933,716	2,139,216

Dividend income:
Non-controlled, non-affiliated investments	196,119	200,135	398,202	401,747
Non-controlled, affiliated investments	541,186	407,162	1,082,374	809,841
Controlled investments	808,656	760,234	1,610,941	1,257,991

Total dividend income	1,545,961	1,367,531	3,091,517	2,469,579

Total investment income	33,428,788	32,767,661	63,265,957	63,687,073

Expenses:
Base management fees	5,721,689	6,536,268	11,412,179	12,906,898
Interest and credit facility fees	4,154,021	6,207,821	8,810,020	12,578,798
Incentive management fees	—	(342,635)	—	1,035,272
Professional fees	559,375	701,011	1,104,000	1,139,652
Administrative services	285,940	385,054	755,940	1,116,751
Director fees	188,000	163,000	361,500	336,500
Investment advisor expenses	87,500	202,306	175,000	404,613
Other	825,319	676,929	1,562,125	1,307,105

Total expenses	11,821,844	14,529,754	24,180,764	30,825,589

Net Investment Income	21,606,944	18,237,907	39,085,193	32,861,484

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(30,974,445)	18,424,703	(30,939,561)	23,862,553
Non-controlled, affiliated investments	—	112,094,498	—	121,381,408
Controlled investments	—	(12,207,105)	—	(18,585,006)

Net realized gain (loss)	(30,974,445)	118,312,096	(30,939,561)	126,658,955

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	4,972,791	(18,516,464)	(52,016,971)	(16,968,893)
Non-controlled, affiliated investments	(3,028,106)	(112,665,204)	3,210,820	(116,859,278)
Controlled investments	(2,123,389)	9,247,246	(7,503,552)	12,244,715
Foreign currency translation	(7,882)	122,420	435,215	(543,363)

Net change in unrealized appreciation (depreciation)	(186,586)	(121,812,002)	(55,874,488)	(122,126,819)

Net realized and unrealized gain (loss)	(31,161,031)	(3,499,906)	(86,814,049)	4,532,136

Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,554,087)	$14,738,001	$(47,728,856)	$37,393,620

Net Investment Income Per Share—basic	$0.30	$0.24	$0.54	$0.44

Earnings (Loss) Per Share—basic	$(0.13)	$0.20	$(0.65)	$0.50

Weighted-Average Shares Outstanding—basic	72,700,685	74,773,688	72,903,681	74,719,150

Net Investment Income Per Share—diluted	$0.28	$0.24	$0.52	$0.43

Earnings (Loss) Per Share—diluted	$(0.13)	$0.20	$(0.65)	$0.49

Weighted-Average Shares Outstanding—diluted	72,700,685	84,670,416	72,903,681	84,615,878

Distributions Declared Per Share	$0.21	$0.21	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$39,085,193	$32,861,484
Net realized gain (loss)	(30,939,561)	126,658,955
Net change in unrealized appreciation (depreciation)	(55,874,488)	(122,126,819)

Net increase (decrease) in net assets resulting from operations	(47,728,856)	37,393,620

Distributions to Stockholders from:
Net investment income	(30,508,680)	(31,384,148)

Capital Share Transactions:
Reinvestment of distributions	2,020,562	1,864,469
Purchases of treasury stock	(16,093,205)	—

Net increase (decrease) in net assets resulting from capital share transactions	(14,072,643)	1,864,469

Total Increase (Decrease) in Net Assets	(92,310,179)	7,873,941
Net assets at beginning of period	753,752,615	781,959,168

Net assets at end of period	$661,442,436	$789,833,109

Capital Share Activity:
Shares issued from reinvestment of distributions	226,889	228,344
Shares from purchases of treasury stock	(1,904,064)	—

Net increase (decrease) in shares outstanding	(1,677,175)	228,344

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(47,728,856)	$37,393,620
Adjustments to reconcile net increase in net assets resulting from operations:
PIK interest and dividends	(5,871,337)	(4,917,886)
Net amortization on investments	(2,589,214)	(1,967,022)
Amortization of debt issuance costs	839,161	1,032,419
Net change in unrealized (appreciation) depreciation on investments	56,309,703	121,583,456
Net change in unrealized (appreciation) depreciation on foreign currency translation	(435,215)	543,363
Net realized (gain) loss on investments	30,939,561	(126,658,955)
Changes in operating assets:
Purchase of investments	(167,955,083)	(131,708,326)
Proceeds from disposition of investments	194,302,048	313,563,656
Change in receivable for investments sold	588,327	225,910
Change in interest receivable	2,952,383	(1,385,849)
Change in prepaid expenses and other assets	(2,564,157)	607,475
Changes in operating liabilities:
Change in payable for investments purchased	—	19,200,000
Change in interest payable	(4,722,077)	(355,444)
Change in base management fees payable	(264,767)	787,049
Change in incentive management fees payable	—	(9,288,697)
Change in accrued administrative services	536,023	238,500
Change in other accrued expenses and payables	322,326	(254,994)

Net cash provided by (used in) operating activities	54,658,826	218,638,275

Financing Activities:
Distributions paid in cash	(28,840,325)	(29,471,732)
Proceeds from debt	322,323,250	57,122,086
Repayments of debt	(337,000,000)	(201,000,000)
Purchases of treasury stock	(16,093,205)	—

Net cash provided by (used in) financing activities	(59,610,280)	(173,349,646)

Net increase (decrease) in cash and cash equivalents	(4,951,454)	45,288,629
Cash and cash equivalents, beginning of period	12,414,200	10,326,174

Cash and cash equivalents, end of period	$7,462,746	$55,614,803

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$12,172,989	$11,294,995
Taxes	$271,103	$108,348
Distributions reinvested	$2,020,562	$1,864,469

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—15.5%
Advanced Lighting Technologies, Inc., First Lien(d)(j)	Capital Equipment	10.50%	6/1/19	$18,950,000	$18,682,622	$7,580,000
AGY Holding Corp., Second Lien(f)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/18	21,762,500	21,298,362	21,109,625
BPA Laboratories Inc., First Lien(j)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,894,054	35,078,000
New Gulf Resources, LLC, First Lien(d)(j)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,845,550	1,470,000
Wink Holdco, Inc., Second Lien(j)	Insurance	11.00% (L + 1000, 1.00% Floor)	9/30/22	37,500,000	36,779,061	37,125,000

Total Senior Secured Notes					132,499,649	102,362,625

Unsecured Debt—17.6%
Gordon Brothers Finance Company(g)(p)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	82,399,960	82,399,960	82,399,960
SVP Worldwide Ltd.(h)(k)(o)	Consumer Goods: Durable	16.00% (2.50% Cash / 13.50% PIK)	6/27/18	52,941,451	52,941,451	33,882,528

Total Unsecured Debt					135,341,411	116,282,488

Subordinated Debt—3.9%
First Boston Construction Holdings, LLC(g)(k)(o)	Finance	12.00%	12/31/20	25,900,000	25,900,000	25,900,000
New Gulf Resources, LLC(d)(j)(o)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,504,974	3,971,479	108,119

Total Subordinated Debt					29,871,479	26,008,119

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—95.1%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$19,425,000	$19,425,000	$19,425,000
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	19,763,384	19,763,384	19,763,384
Al Solutions, Inc., Term Loan B, Second Lien(o)	Metals & Mining	5.00% PIK	12/31/19	80,560	—	—
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(g)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	736,685	728,921	736,685
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(g)	Services: Business	7.00% (L + 600,1.00% Floor)	6/27/18	11,414,427	10,568,324	10,900,778
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	36,566,118	36,566,118	36,566,118
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,863,732	13,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800,1.00% Floor)	7/7/20	19,800,000	19,161,910	19,008,000
Loar Group Inc., Second Lien	Aerospace & Defense	10.25% (L + 925,1.00% Floor)	7/12/22	15,000,000	14,720,460	14,850,000
MBS Group Holdings Inc., First Lien(g)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
MD America Energy, LLC, First Lien	Energy: Oil & Gas	9.50% (L + 850,1.00% Floor)	8/4/19	242,857	235,402	228,286
MediMedia USA, Inc., First Lien	Healthcare & Pharmaceuticals	8.00% (L + 675,1.25% Floor)	11/20/18	8,780,983	8,706,856	8,780,983

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
MediMedia USA, Inc., Second Lien	Healthcare & Pharmaceuticals	12.25% (L + 1100,1.25% Floor)	11/20/19	$60,000,000	$59,063,725	$60,000,000
Oxford Mining Company, LLC, First Lien(o)	Metals & Mining	12.25% (L + 850,0.75% Floor Cash / 3.00% PIK)	12/31/18	25,703,470	25,703,470	25,060,883
Pomeroy Group LLC, Second Lien	Services: Business	10.50% (L + 950, 1.00% Floor)	11/30/22	20,000,000	19,633,585	19,700,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,785,667	31,600,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	1/11/17	23,050,000	23,050,000	17,979,000
Shoreline Energy LLC, Second Lien(d)(o)(q)	Energy: Oil & Gas	15.75% (Base + 825, 2.25% Floor Cash / 2.00% PIK)	3/30/19	27,958,186	27,236,933	—
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675,1.00% Floor)	10/31/19	4,718,750	4,624,422	3,940,156
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,858,485	4,050,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	49,625,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.50% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,532,463	24,750,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925,1.00% Floor)	9/24/20	$20,000,000	$19,643,269	$19,600,000
U.S. Well Services, LLC, First Lien	Energy: Oil & Gas	12.00% (L + 1150, 0.50% Floor)	5/2/19	48,108,247	48,108,247	46,424,458
Vertellus Specialties Inc., First Lien DIP Facility	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	12/2/16	20,093,417	20,093,417	20,093,417
Vertellus Specialties Inc., First Lien(d)(q)	Chemicals, Plastics, & Rubber	14.00% (Base+ 850, 2.00% Floor)	10/31/19	54,175,000	54,175,000	34,130,250
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875,1.00% Floor)	1/8/21	36,207,525	35,636,005	36,207,525

Total Senior Secured Loans					683,384,795	628,919,923

Preferred Stock—9.7%
Advantage Insurance Holdings Ltd.(f)(h)(j)(k)	Insurance	8.00% PIK		750,000	9,225,728	8,100,000
CB-HDT Holdings, Inc., Series L(c)(g)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(g)(p)	Finance	13.50%		18,115	18,114,635	18,114,635
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	7,660,283	14,896,166
Red Apple Stores Inc.(g)(h)(k)	Retail	12.00% PIK		6,806,383	1,270,524	—
USI Senior Holdings, Inc. (United Subcontractors)(c)(f)	Construction & Building			260,798	5,374,318	7,823,940

Total Preferred Stock					56,645,488	63,934,741

Common Stock—7.4%(c)
Bankruptcy Management Solutions, Inc.(g)	Services: Business			370,122	16,654,505	26,833,692
CB-HDT Holdings, Inc., Series A(g)	Aerospace & Defense			750,000	7,500,000	7,500,000
Gordon Brothers Finance Company(g)(p)	Finance			10,598	10,598,300	10,598,300
MBS Group Holdings Inc.(g)(n)	Services: Business			8,500	1,000	3,933,465
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,746,538	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—

Total Common Stock					41,500,343	48,865,457

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Limited Partnership/Limited Liability Company Interests—3.7%
BCIC Senior Loan Partners, LLC(g)(j)(k)	Finance			1,338,750	$1,338,750	$1,338,750
ECI Cayman Holdings, LP(c)(h)(j)(k)	High Tech Industries			3,189	2,238,811	2,793,470
First Boston Construction Holdings, LLC(c)(g)(k)	Finance			6,475,000	6,475,000	6,475,000
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	511,047	1,813,952
Loar Group LLC(c)	Aerospace & Defense			1,500,000	1,500,000	1,546,050
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC(j)(l)	Energy: Oil & Gas	8.00% PIK		8,085	9,196,462	10,585,786
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					23,108,147	24,558,495

Equity Warrants/Options—0.1%(c)
Bankruptcy Management Solutions, Inc., Tranche A(g)	Services: Business		expire 6/27/18	28,464	375,040	698,947
Bankruptcy Management Solutions, Inc., Tranche B(g)	Services: Business		expire 6/27/19	30,654	342,295	292,465
Bankruptcy Management Solutions, Inc., Tranche C(g)	Services: Business		expire 6/27/20	45,981	468,803	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(j)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—

Total Equity Warrants/Options					2,387,093	991,412

TOTAL INVESTMENTS—153.0%					$1,104,738,405	1,011,923,260

OTHER ASSETS & LIABILITIES (NET)—(53.0)%						(350,480,824)

NET ASSETS—100.0%						$661,442,436

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2016

(Unaudited)

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at June 30, 2016.
(d)	Non-accrual status at June 30, 2016 and therefore non-income producing. At June 30, 2016, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 5.0% and 12.7%, respectively.
(e)	Approximately 77% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 0.50% to 2.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2016 of all contracts within the specified loan facility.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 18.9% of the Company’s net assets at June 30, 2016.
(k)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.
(o)	Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 6.7% of interest income earned for the six months ended June 30, 2016. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

						Six Months Ended June 30, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.
Preferred Stock	$8,872,757	$352,971	$—	$(1,125,728)	$8,100,000	$—	$—	$—	$352,971
AGY Holding Corp.:
Senior Secured Note	21,327,250	236,025	—	(453,650)	21,109,625	—	1,432,963	—	—
Senior Secured Loan	19,763,384	—	—	—	19,763,384	—	1,198,978	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	9,376,565	729,403	—	4,790,198	14,896,166	—	—	—	729,403
USI Senior Holdings, Inc.
Preferred Stock	7,823,940	—	—	—	7,823,940	—	—	—	—

Totals	$67,163,896	$1,318,399	$—	$3,210,820	$71,693,115	$—	$2,631,941	$—	$1,082,374

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2016 represents 10.8% of the Company’s net assets.

(p)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the three and six months ended June 30, 2016 and 2015 is shown below:

			June 30, 2016	December 31, 2015
($ in millions)
Total assets			$346.5	$270.5
Total senior debt			$189.4	$135.5

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Total revenue	$6.6	$6.6	$12.6	$12.7
Net change in owners’ equity resulting from operations	$(3.7)	$(1.0)	$(5.5)	$(2.2)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(1.9)	$0.0	$(2.9)	$(0.1)
Provision for loan loss reserves	$0.3	$0.8	$0.5	$0.8

(q)	All-in rate includes 2.00% default interest

The accompanying notes are an integral part of these consolidated financial statements.

						Six Months Ended June 30, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2016	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,168,176	$12,070	$(455,331)	$11,770	$736,685	$—	$34,352	$50,000	$—
Senior Secured Loan, First Lien, B	10,289,082	227,254	(146,338)	530,780	10,900,778	—	635,055	—	—
Common Stock	32,087,254	—	—	(5,253,562)	26,833,692	—	—	—	—
Warrants	2,474,818	—	—	(1,483,406)	991,412	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	—	1,338,750	—	—	1,338,750	—	—	—	—
CB-HDT Holdings, Inc.:
Preferred Stock	—	15,000,000	—	—	15,000,000	—	—	—	—
Common Stock	—	7,500,000	—	—	7,500,000	—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	17,500,000	8,400,000	—	—	25,900,000	—	1,236,900	—	—
Limited Liability Co. Interest	4,375,000	2,100,000	—	—	6,475,000	—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	64,739,544	27,543,378	(9,882,962)	—	82,399,960	—	4,262,227	19,422	—
Preferred Stock	17,460,098	654,537	—	—	18,114,635	—	—	—	1,198,022
Common Stock	10,598,300	—	—	—	10,598,300	—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	—	—	—	40,000,000	—	1,820,000	—	—
Common Stock	3,933,465	—	—	—	3,933,465	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	18,440,000	—	—	(461,000)	17,979,000	—	1,140,554	—	—
Preferred Stock	—	412,919	—	(412,919)	—	—	—	—	412,919
Common Stock	—	443,097	(7,882)	(435,215)	—	—	—	—	—

Totals	$223,065,737	$63,632,005	$(10,492,513)	$(7,503,552)	$268,701,677	$—	$9,129,088	$69,422	$1,610,941

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

The aggregate fair value of controlled investments at June 30, 2016 represents 40.6% of the Company’s net assets.

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

The interim financial information at June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay regular federal income taxes or a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

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

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. To the extent that distributions exceed the Company’s current and accumulated earnings and profits, the excess may be treated as a non-taxable return of capital. Distributions that exceed a Company’s taxable income but do not exceed the Company’s current and accumulated earnings and profits, may be classified as ordinary income which is taxable to shareholders.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct reduction of the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company has adopted ASU 2015-03 to simplify the presentation of debt issuance costs in financial statements for all outstanding debt, except that incurred under our Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”),

which the Company will continue to present as an asset on our consolidated statements of assets and liabilities. In accordance with the transitional provisions of ASU 2015-03, the Company has reclassified the debt issuance costs for all outstanding debt except that incurred under our Credit Facility, for fiscal year 2015 retrospectively. The debt issuance costs that are now presented as a deduction from the carrying value on the balance sheet are $1,491,182 and $1,923,930 for the respective 2016 and 2015 periods presented. For the three months ended June 30, 2016 and 2015, amortization of $406,646 and $519,062 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations. For the six months ended June 30, 2016 and 2015, amortization of $839,161 and $1,032,419 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations. The adoption of ASU 2015-03 had no impact on the Company’s net asset value.

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

For the three and six months ended June 30, 2016, the Advisor earned $5,721,689 and $11,412,179, respectively, in base management fees under the investment management agreement. For the three and six months ended June 30, 2015, the Advisor earned $6,536,268 and $12,906,898, respectively, in base management fees.

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

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended June 30, 2016 and 2015 was determined by reference to the four quarter periods ended on June 30, 2016 and 2015, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For both the three and six months ended June 30, 2016, the Advisor earned zero in Incentive Fees based on income from the Company. For the three and six months ended June 30, 2015, the Advisor earned zero and $11,061, respectively, in Incentive Fees based on income from the Company.

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, at June 30, 2016 and 2015 was zero and $23,994,164, respectively. In accordance with GAAP, the hypothetical liquidation for both the three and six months ended June 30, 2016, resulted in a capital gains incentive fee accrual/(reversal) of zero. The hypothetical liquidation for the three and six months ended June 30, 2015, resulted in a capital gains incentive fee accrual/(reversal) of $(342,635) and $1,024,211, respectively. The total cumulative accrued balance at June 30, 2016 and 2015 was zero and $28,218,895, respectively.

Quarterly Incentive Fee Based on Income After March 6, 2017

After March 6, 2017, the investment management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. The Company will pay the Advisor the portion of the Incentive Fee based on income for each period as follows:

(i)	No Incentive Fee based on income other than capital gains for any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed 1.75% (7.00% annualized) of net assets attributable to common stock at the beginning of such quarter.

(ii)	100% of the Pre-Incentive Fee Net Investment Income in any calendar quarter with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, for such calendar quarter, that exceeds 1.75% (7.00% annualized) of net assets attributable to common stock at the beginning of such quarter but is less than 2.1875% (8.75% annualized).

(iii)	20% of the Pre-Incentive Fee Net Investment Income, if any, for any calendar quarter that exceeds 2.1875% (8.75% annualized) of net assets attributable to common stock at the beginning of such quarter.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the three and six months ended June 30, 2016, the Company incurred $87,500 and $175,000, respectively, for such investment advisor expenses under the Management Agreement. For the three and six months ended June 30, 2015, the Company incurred $202,306 and $404,613, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2016 were zero and $5,921 respectively. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2015 were zero and $158,350 respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2016, the Company incurred $285,940 and $755,940, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2015, the Company incurred $385,054 and $1,116,751, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at June 30, 2016.

At June 30, 2016 and December 31, 2015, other entities affiliated with the Administrator and Advisor beneficially owned approximately 398,000 and 327,000 shares, respectively, of the Company’s common stock, representing approximately 0.5% and 0.4%, respectively, of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(9,554,087)	$14,738,001	$(47,728,856)	$37,393,620
Weighted-average shares outstanding – basic	72,700,685	74,773,688	72,903,681	74,719,150
Earnings (Loss) per share – basic:	$(0.13)	$0.20	$(0.65)	$0.50
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(9,554,087)	$14,738,001	$(47,728,856)	$37,393,620
Adjustments for interest on unsecured convertible senior notes	—	1,834,390	—	3,665,999

Net increase (decrease) in net assets resulting from operations, as adjusted	$(9,554,087)	$16,572,391	$(47,728,856)	$41,059,619
Weighted-average shares outstanding – diluted(1)	72,700,685	84,670,416	72,903,681	84,615,878
Earnings (Loss) per share – diluted:	$(0.13)	$0.20	$(0.65)	$0.49

(1)	Due to a net decrease in net assets from operations for the 2016 periods, zero incremental shares are included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three months ended June 30, 2016 and 2015 totaled $76,302,523 and $90,326,220, respectively, and for the six months ended June 30, 2016 and 2015 totaled $173,826,420 and $136,626,212, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended June 30, 2016 and 2015 totaled $161,396,378 and $238,586,146, respectively, and for the six months ended June 30, 2016 and 2015 totaled $194,302,048 and $313,563,656, respectively. At June 30, 2016, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$132,499,649	$102,362,625
Unsecured debt	135,341,411	116,282,488
Subordinated debt	29,871,479	26,008,119
Senior secured loans:
First lien	370,724,203	347,683,398
Second/other priority lien	312,660,592	281,236,525

Total senior secured loans	683,384,795	628,919,923

Preferred stock	56,645,488	63,934,741
Common stock	41,500,343	48,865,457
Limited partnership/limited liability company interests	23,108,147	24,558,495
Equity warrants/options	2,387,093	991,412

Total investments	$1,104,738,405	$1,011,923,260

At December 31, 2015, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$96,410,798	$69,875,250
Unsecured debt	134,426,804	126,476,842
Subordinated debt	46,471,479	42,608,119
Senior secured loans:
First lien	371,747,339	358,470,029
Second/other priority lien	408,707,422	397,924,794

Total senior secured loans	780,454,761	756,394,823

Preferred stock	39,495,658	43,533,360
Common stock	34,323,197	46,629,914
Limited partnership/limited liability company interests	19,154,375	28,553,438
Equity warrants/options	2,392,093	2,924,818

Total investments	$1,153,129,165	$1,116,996,564

Industry Composition

The industry composition of the portfolio at fair value at June 30, 2016 and December 31, 2015 was as follows:

Industry	June 30, 2016	December 31, 2015
Healthcare & Pharmaceuticals	16.6%	12.8%
Finance	14.3	10.3
Chemicals, Plastics, & Rubber	12.2	10.9
Services: Business	11.0	10.7
Consumer Goods: Durable	6.9	12.3
Retail	6.7	6.1
Energy: Oil & Gas	5.8	9.0
Environmental Industries	5.5	5.5
Insurance	4.6	3.2
Aerospace & Defense	3.8	3.6
Media: Advertising, Printing & Publishing	3.2	3.2
Services: Consumer	3.1	2.8
Construction & Building	2.8	2.5
Metals & Mining	2.5	2.2
Capital Equipment	0.7	1.1
High Tech Industries	0.3	0.3
Automotive	0.0	3.1
Containers, Packaging, & Glass	0.0	0.4

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2016 was United States 93.8%, Bermuda 3.3%, Canada 1.8% and the Cayman Islands 1.1%, and at December 31, 2015 was United States 93.6%, Bermuda 3.7%, Canada 1.7% and the Cayman Islands 1.0%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

BCIC Senior Loan Partners, LLC

On June 23, 2016, the Company and Windward Investments LLC (“Windward”) entered into an agreement to create BCIC Senior Loan Partners, LLC (“Senior Loan Partners”), a joint venture. Senior Loan Partners is structured as an unconsolidated Delaware limited liability company, and is expected to make loans to and other investments in portfolio companies. All portfolio and other material decisions regarding Senior Loan Partners must be submitted to its board of directors, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Windward, and must be approved by at least one member appointed by the Company and one appointed by Windward. In addition, certain matters may be approved by Senior Loan Partners’ investment committee which is comprised of one member appointed by the Company and one member appointed by Windward.

The Company and Windward have committed to provide an aggregate of $100.0 million of equity to Senior Loan Partners, with the Company providing $85.0 million and Windward providing $15.0 million.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company, as Borrower entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. As of June 30, 2016, Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements under the Senior Facility.

As of June 30, 2016, Senior Loan Partners had called and received $1.6 million of combined equity capital, of which the Company funded $1.3 million. This capital has been used to fund certain start-up expenses of Senior Loan Partners. As of June 30, 2016, no investments have been made by Senior Loan Partners.

The Company does not consolidate its non-controlling interests in Senior Loan Partners because the entity is not considered a substantially wholly owned investment company subsidiary, as provided under ASC 946. Senior Loan Partners is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity.

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

The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2016 and December 31, 2015.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2016 and December 31, 2015 represents 0.1% and 0.4%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2016 and December 31, 2015 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of June 30, 2016, the Company’s asset coverage was 287%.

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date.

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

The Company’s outstanding debt as of June 30, 2016 and December 31, 2015 was as follows:

	As of
	June 30, 2016					December 31, 2015
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$440,000,000	(2)	$203,000,000	$203,000,000		$405,000,000	(2)	$60,000,000	$60,000,000
Senior Secured Notes	17,000,000		17,000,000	16,961,078	(5)	175,000,000		175,000,000	174,931,546	(5)
Convertible Notes	115,000,000		115,000,000	113,343,961	(3)	115,000,000		115,000,000	112,838,082	(4)
Term Loan	15,000,000		15,000,000	14,801,568	(6)	15,000,000		15,000,000	14,781,875	(6)

	$587,000,000		$350,000,000	$348,106,607		$710,000,000		$365,000,000	$362,551,503

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $402,211 and $1,253,828, respectively, as of June 30, 2016.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $524,567 and $1,637,351, respectively, as of December 31, 2015.
(5)	Represents the aggregate principal amount outstanding of the Senior Secured Notes less unamortized debt issuance costs of $38,922 and $68,454 at June 30, 2016 and December 31, 2015, respectively.
(6)	Represents the aggregate principal amount outstanding of the Term Loan less unamortized debt issuance costs of $198,432 and $218,125 at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, the Company had $203,000,000 drawn on the Credit Facility versus $60,000,000 at December 31, 2015. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $237,000,000 at June 30, 2016 and $345,000,000 at December 31, 2015. The Company’s average outstanding debt balance during the three and six months ended June 30, 2016 was $408,391,544 and $399,816,998, respectively, and during the three and six months ended June 30, 2015 was $438,220,521 and $449,316,694, respectively. The maximum amounts borrowed during the three and six months ended June 30, 2016 were $452,597,788 and $452,597,788, respectively and during the three and six months ended June 30, 2015 were $472,349,775 and $478,349,775, respectively.

Amortization of $406,646 and $839,161 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations for the three and six months ended June 30, 2016. Amortization of $519,062 and $1,032,419 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations for the three and six months ended June 30, 2015.

The weighted average annual interest cost for the three and six months ended June 30, 2016 was 3.91% and 4.23%, respectively, exclusive of commitment fees of $168,896 and $359,167, respectively. The weighted average annual interest cost for the three and six months ended June 30, 2015 was 5.46% and 5.43%, respectively, exclusive of commitment fees of $242,586 and $484,742, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

Under the Credit Facility, Term Loan and Senior Secured Notes, the Company is required to comply with various affirmative and restrictive covenants, reporting requirements and other customary requirements for similar debt facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on distributions and certain other restricted payments, (d) certain restrictions on subsidiaries and fundamental changes thereto, (e) maintaining a certain minimum shareholders’ equity, (f) maintaining an asset coverage ratio of not less than 2.0:1.0, (g) limitations on certain transactions with affiliates, (h) limitations on pledging certain unencumbered assets, and (i) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility, Term Loan and Senior Secured Notes. Further, amounts available to borrow under the Credit Facility, Term Loan and Senior Secured Notes (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral.

The Credit Facility, Term Loan and Senior Secured Notes are secured by a lien on substantially all of the assets of the Company and its subsidiaries.

The Convertible Notes contain certain covenants, including covenants requiring the Company to reserve shares of common stock for the purpose of satisfying all obligations to issue the underlying securities upon conversion of the securities and to furnish to holders of the securities upon request, any information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

At June 30, 2016, the Company was in compliance with all covenants required under the Credit Facility, Term Loan and Senior Secured Notes.

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

During July 2015, the Board of Directors approved an extension to the plan and an increase to the remaining amount of shares authorized to be repurchased to a total of 4,000,000 shares. During April 2016, the repurchase plan was extended until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During the three and six months ended June 30, 2016, the Company purchased a total of 541,851 shares and 1,904,064 shares, respectively, of its common stock on the open market for $4,083,719 and $16,093,205, respectively, including brokerage commissions. No such shares were purchased for the three and six months ended June 30, 2015. Since inception of the repurchase plan through June 30, 2016, the Company has purchased 4,551,965 shares of its common stock on the open market for $36,302,821, including brokerage commissions. At June 30, 2016, the total number of remaining shares authorized for repurchase was 1,206,650. The Company currently holds the shares it repurchased in treasury.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2016 and December 31, 2015. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2016 and December 31, 2015, the Company was obligated to existing portfolio companies for unfunded commitments of $86.3 million and $13.1 million, respectively. Of the $86.3 million total unfunded commitments at June 30, 2016, $83.7 million was on our aggregate $85.0 million equity commitment made during the quarter to BCIC Senior Loan Partners, LLC, a newly formed joint venture (See Note 5). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

We have been named as a defendant, together with 52nd Street Capital Advisors LLC, our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions filed on June 22, 2012 and August 23, 2012, in the Circuit Court of Hancock County in West Virginia. The cases involve three deaths and personal injuries to other employees that occurred on December 9, 2010 at the facilities of one of our portfolio companies. The cases have been consolidated, but the original September 8, 2016 trial date has been continued and will be reset after the West Virginia Supreme Court of Appeals rules on the pending appeal described below. The parties are discussing a possible mediation to attempt to resolve the cases; however, there can be no assurance that a settlement on terms agreeable to us will be achieved. Accordingly, at this time it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

Previously, we and 52nd Street Capital Advisors LLC filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and the Supreme Court of Appeals of West Virginia subsequently denied our writ seeking review of that ruling. On August 19, 2015, the Court entered a separate order releasing certain insurance proceeds to the estates of the deceased workers. On October 16, 2015, the trial court granted Defendant AL Solutions, Inc.’s motion for partial summary judgment seeking to void certain contracts to the extent we, 52nd Street Capital Advisors, and another defendant sought contractual indemnification with respect to the subject lawsuits. We have appealed that ruling to the West Virginia Supreme Court of Appeals, which is pending.

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

The carrying and fair values of the Company’s outstanding debt as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$203,000,000	$198,940,000	$60,000,000	$59,400,000
Senior Secured Notes	16,961,078	18,106,190	174,931,546	176,357,280
Convertible Notes	113,343,961	117,749,228	112,838,082	120,771,582
Term Loan	14,801,568	14,925,000	14,781,875	14,700,000

Total	$348,106,607	$349,720,418	$362,551,503	$371,228,862

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at June 30, 2016 and December 31, 2015 in determining such fair values:

		Fair Value Inputs at June 30, 2016
	Fair Value at June 30, 2016	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$102,362,625	$—	$—	$102,362,625
Unsecured debt	116,282,488	—	—	116,282,488
Subordinated debt	26,008,119	—	—	26,008,119
Senior secured loans	628,919,923	—	—	628,919,923
Preferred stock	63,934,741	—	—	63,934,741
Common stock	48,865,457	—	—	48,865,457
Limited partnership/limited liability company interests	24,558,495	—	—	24,558,495
Equity warrants/options	991,412	—	—	991,412

Total investments	1,011,923,260	—	—	1,011,923,260
Cash and cash equivalents	7,462,746	7,462,746	—	—

Total	$1,019,386,006	$7,462,746	$—	$1,011,923,260

		Fair Value Inputs at December 31, 2015
	Fair Value at December 31, 2015	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$69,875,250	$—	$—	$69,875,250
Unsecured debt	126,476,842	—	—	126,476,842
Subordinated debt	42,608,119	—	—	42,608,119
Senior secured loans	756,394,823	—	—	756,394,823
Preferred stock	43,533,360	—	—	43,533,360
Common stock	46,629,914	—	—	46,629,914
Limited partnership/limited liability company interests	28,553,438	—	—	28,553,438
Equity warrants/options	2,924,818	—	—	2,924,818

Total investments	1,116,996,564	—	—	1,116,996,564
Cash and cash equivalents	12,414,200	12,414,200	—	—

Total	$1,129,410,764	$12,414,200	$—	$1,116,996,564

The valuation techniques used at June 30, 2016 and December 31, 2015 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or both using third party valuation firms was $1,011,923,260 and $1,116,535,669 as of June 30, 2016 and December 31, 2015, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended June 30, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2016
Senior secured notes	$104,407,930	$138,557	$—	$(1,133,862)	$—	$(1,050,000)	$—	$102,362,625
Unsecured debt	137,619,123	1	—	(6,260,313)	14,806,639	(29,882,962)	—	116,282,488
Subordinated debt	19,848,119	—	—	—	6,160,000	—	—	26,008,119
Senior secured loans	742,739,952	1,682,460	(30,844,001)	15,430,294	28,358,832	(128,447,614)	—	628,919,923
Preferred stock	50,718,415	(1)	241,027	(3,185,857)	16,402,184	(241,027)	—	63,934,741
Common stock	41,998,485	(1)	(744,450)	132,923	7,500,000	(21,500)	—	48,865,457
Limited partnership/LLC Interest	27,469,567	—	(75,907)	(4,602,762)	3,074,868	(1,307,271)	—	24,558,495
Equity warrants/options	1,555,539	—	448,886	(559,127)	—	(453,886)	—	991,412

Total investments	$1,126,357,130	$1,821,016	$(30,974,445)	$(178,704)	$76,302,523	$(161,404,260)	$—	$1,011,923,260

The following is a reconciliation for the six months ended June 30, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2015	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2016
Senior secured notes	$69,875,250	$388,851	$—	$(3,601,476)	$36,750,000	$(1,050,000)	$—	$102,362,625
Unsecured debt	126,476,842	—	—	(11,108,961)	30,797,569	(29,882,962)	—	116,282,488
Subordinated debt	42,608,119	—	—	—	8,400,000	(25,000,000)	—	26,008,119
Senior secured loans	756,394,823	2,200,365	(30,844,001)	(30,404,934)	67,892,070	(136,318,400)	—	628,919,923
Preferred stock	43,533,360	(1)	241,027	3,251,551	17,149,831	(241,027)	—	63,934,741
Common stock	46,629,914	(1)	(744,450)	(4,941,603)	7,943,097	(21,500)	—	48,865,457
Limited partnership/ LLC Interest	28,553,438	—	(41,023)	(7,948,715)	5,336,950	(1,342,155)	—	24,558,495
Equity warrants/options	2,924,818	—	448,886	(1,928,406)	—	(453,886)	—	991,412

Total investments	$1,116,996,564	$2,589,214	$(30,939,561)	$(56,682,544)	$174,269,517	$(194,309,930)	$—	$1,011,923,260

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

There were no transfers between Levels during the three and six months ended June 30, 2016 and 2015. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the six months ended June 30, 2016 and 2015 on investments still held by the Company at the respective period ends, for which Level 3 inputs were used in determining fair value was ($62,007,486) and $11,852,793, respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2016 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	4.65x	5.50x	5.08x
Unsecured debt	6.50x	7.50x	7.00x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	6.21x	7.26x	6.74x
Preferred stock	6.39x	7.08x	6.74x
Common stock	7.27x	7.72x	7.49x
Limited partnerships/LLC interest	5.30x	6.08x	5.69x
Equity warrants/options	10.00x	10.50x	10.25x

Market Yields:
Senior secured notes	11.60%	12.40%	12.00%
Unsecured debt	12.00%	12.00%	12.00%
Subordinated debt	n/a	n/a	n/a
Senior secured loans	11.15%	12.03%	11.59%
Preferred stock	13.50%	13.50%	13.50%
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2016 and 2015:

	Six months ended June 30, 2016	Six months ended June 30, 2015
Per Share Data:
Net asset value, beginning of period	$10.17	$10.49

Net investment income	0.54	0.44
Net realized and unrealized gain (loss)	(1.19)	0.06

Total from investment operations	(0.65)	0.50
Distributions to stockholders from net investment income	(0.42)	(0.42)
Purchases of treasury stock at prices below net asset value	0.04	—
Issuance/reinvestment of stock at prices (below) above net asset value	—	—

Net increase (decrease) in net assets	(1.04)	0.08

Net asset value, end of period	$9.13	$10.56

Market price, end of period	$7.78	$9.14

Total return(1)(2)	(13.29)%	17.26%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	4.35%	4.68%
Ratio of interest and other debt related expenses to average net assets(3)	2.49%	3.22%

Ratio of total expenses to average net assets(3)(5)	6.84%	7.90%
Ratio of net investment income to average net assets(3)	11.06%	8.42%
Net assets, end of period	$661,442,436	$789,833,109
Average debt outstanding	$399,816,998	$449,316,694
Weighted average shares outstanding	72,903,681	74,719,150
Average debt per share(6)	$5.48	$6.01
Portfolio turnover(2)	16%	11%

Figures may not foot due to rounding

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding capital gains incentive fee for the six months ended June 30, 2016 and 2015 is 4.35% and 4.41%, respectively.
(5)	Ratio excluding capital gains incentive fee for the six months ended June 30, 2016 and 2015 is 6.84% and 7.64%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On July 25, 2016, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on October 3, 2016 to stockholders of record at the close of business on September 19, 2016.

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

At June 30, 2016:

Investment Portfolio: $1,011.9 million

Net Assets: $661.4 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $349.6 million

Net Asset Value per share: $9.13

Portfolio Activity for the Three Months Ended June 30, 2016:

Cost of investments during period, including PIK: $76.3 million

Sales, repayments and other exits during period: $161.4 million

Number of portfolio companies at end of period: 40

Operating Results for the Three Months Ended June 30, 2016:

Net investment income per share: $0.30

Distributions declared per share: $0.21

Basic loss per share: $0.13

Net investment income: $21.6 million

Net realized and unrealized loss: $31.2 million

Net decrease in net assets from operations: $9.6 million

Net investment income per share, as adjusted1: $0.30

Basic loss per share, as adjusted1: $0.13

Net investment income, as adjusted1: $21.6 million

Net decrease in net assets from operations, as adjusted1: $9.6 million

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

Portfolio and investment activity

We invested $76.3 million during the three months ended June 30, 2016. The new investments consisted of senior secured loans secured by first liens ($28.4 million, or 37.2%) and unsecured or subordinated debt securities and equity securities ($47.9 million, or 62.8%). Additionally, we received proceeds from sales/repayments and other exits of approximately $161.4 million during the three months ended June 30, 2016.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At June 30, 2016, our portfolio of $1,011.9 million (at fair value) consisted of 40 portfolio companies and was invested 62% in senior secured loans, 14% in unsecured or subordinated debt securities, 14% in equity investments, and 10% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.3 million at June 30, 2016. Our largest portfolio company investment by value was approximately $82.4 million and our five largest portfolio company investments by value comprised approximately 28% of our portfolio at June 30, 2016. At December 31, 2015, our portfolio of $1,117.0 million (at fair value) consisted of 45 portfolio companies and was invested 68% in senior secured loans, 15% in unsecured or subordinated debt securities, 11% in equity investments and 6% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.5 million at December 31, 2015. Our largest portfolio company investment by value was approximately $64.7 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at December 31, 2015.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At June 30, 2016, our top three industry concentrations at fair value consisted of Healthcare & Pharmaceuticals (16.6%), Finance (14.3%) and Chemicals, Plastics, & Rubber (12.2%). At December 31, 2015, our top three industry concentrations at fair value consisted of Healthcare & Pharmaceuticals (12.8%), Consumer Goods: Durable (12.3%) and Chemicals, Plastics, & Rubber (10.9%) (See Note 5).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.1% at June 30, 2016 and 11.6% at December 31, 2015. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.5% and 13.4%, respectively, at June 30, 2016, versus 11.4% and 13.0%, respectively, at December 31, 2015. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.0% at June 30, 2016 and 11.0% at December 31, 2015. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 9.6% and 11.0%, respectively, at June 30, 2016, versus 11.0% and 11.2%, respectively, at December 31, 2015. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.31 at June 30, 2016 and 1.29 at December 31, 2015. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Grade 1	$785,071,749	$865,640,641
Grade 2	149,675,127	195,557,688
Grade 3	68,012,778	41,737,298
Grade 4	9,163,606	13,610,937
Not Rated	—	450,000

Total investments	$1,011,923,260	$1,116,996,564

Results of operations

Results comparisons for the three months ended June 30, 2016 and 2015.

Investment income

Investment income totaled $33,428,788 and $32,767,661, respectively, for the three months ended June 30, 2016 and 2015, of which $22,513,964 and $20,117,266 were attributable to interest and fees on senior secured loans, $9,359,123 and $11,279,522 to interest and fees earned on other debt securities, $1,545,961 and $1,367,531 to dividends from equity securities and $9,740 and $3,342 to interest earned on cash equivalents, respectively. The relatively flat investment income over the respective periods is primarily attributable to a $2,207,627 increase in fees earned to a total of $4,122,433 for the quarter ended June 30, 2016, partially offset by an approximate 5% decrease in interest and dividends as a result of 12.7% of the debt portfolio, at amortized cost, on non-accrual status as of the end of the current period.

For the three months ended June 30, 2016, fee income was $4,122,433 as compared to $1,914,806 for the three months ended June 30, 2015. Of the current period total, $3,000,000 is from prepayment fees earned from the early repayment of two portfolio company investments. Interest income is comprised of approximately 7% of PIK interest for the three months ended June 30, 2016.

Expenses

Expenses for the three months ended June 30, 2016 and 2015 were $11,821,844 and $14,529,754, respectively, which consisted of $5,721,689 and $6,536,268 in base management fees, $4,154,021 and $6,207,821 in interest and credit facility fees, $559,375 and $701,011 in professional fees, $373,440 and $587,360 in investment advisor and administrative services expenses, $188,000 and $163,000 in director fees, zero and $(342,635) of incentive management fees based on income and gain, and $825,319 and $676,929 in other expenses, respectively. The decrease in the current period base management fees is due to an approximate 12% decline in the total assets on which management fees are calculated (in arrears). Interest and credit facility fees declined $2,053,800 over the respective periods due to the refinancing of the Senior Secured Notes under the Credit Facility during January 2016. Investment advisor and administrative services expenses declined more than 36% period-over-period due to streamlining the finance group to capture value created from being fully integrated on to the BlackRock platform during the third quarter of 2015, which is reflected in the current period amount. The other expenses for the three months ended June 30, 2016 increased $148,390 over the comparable 2015 period due largely to a one-time blocker tax expense during the current period.

Net investment income

Net investment income was $21,606,944 and $18,237,907 for the three months ended June 30, 2016 and 2015, respectively. Investment income remained relatively flat over the two periods, however, total expenses decreased by approximately 19% driven primarily by reduced interest and credit facility charges, base management fees, and investment advisor and administrative services expenses.

Net realized gain or loss

Net realized gain or loss for the three months ended June 30, 2016 was a loss of $30,974,445. The net loss was primarily driven by the $30,375,000 net loss realized on the restructuring of our investments in the Hunter Defense Technologies, Inc. (“Hunter”) first and second lien loans during the quarter. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gain or loss for the three months ended June 30, 2015 was a gain of $118,312,096. Net realized gains were primarily generated from the sales of our equity positions in Penton Business Media Holdings, LLC, Oportun Financial Corporation (formerly Progress Financial Corporation), and USI Senior Holdings, Inc. Total realized gains resulting from these sales was $130,537,993. The realized gain was partially offset by a realized loss on the restructuring of WBS Group LLC of $12,207,105. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2016 and 2015, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $186,586 and a decrease in net unrealized appreciation of $121,812,002, respectively. The current period depreciation was primarily comprised of $27,390,173 of overall net declines due to portfolio valuations during the quarter, offset by $27,203,587 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions, namely the Hunter restructuring. The majority of the decrease in net unrealized appreciation for the three months ended June 30, 2015 was attributable to reversals due to the recognition of realized gains associated with the sale of our equity positions in Penton Business Media Holdings, LLC, Oportun Financial Corporation (formerly Progress Financial Corporation), and USI Senior Holdings, Inc. during the three months ended June 30, 2015.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended June 30, 2016 and 2015 was a decrease of $9,554,087 and an increase of $14,738,001, respectively. As compared to the prior period, the significant decrease is reflective of an overall increase in net investment income of $3,369,037 period-over-period, more than offset by a net realized and unrealized loss of $31,161,031 for the current period, versus $3,499,906 of net realized and unrealized loss for the three months ended June 30, 2015.

Results comparisons for the six months ended June 30, 2016 and 2015.

Investment income

Investment income totaled $63,265,957 and $63,687,073, respectively, for the six months ended June 30, 2016 and 2015, of which $42,891,359 and $39,038,458 were attributable to interest and fees on senior secured loans, $17,269,619 and $22,128,383 to interest and fees earned on other debt securities, $3,091,517 and $2,469,579 to dividends from equity securities, zero and $46,493 in other income, and $13,462 and $4,160 to interest earned on cash equivalents, respectively. The relatively flat investment income over the respective periods is primarily attributable to a $2,794,500 increase in fees earned to a total of $4,933,716 for the six months ended June 30, 2016, offset by an approximate 5% decrease in interest and dividends as a result of 15.3% and 12.7% of the debt portfolio, at amortized cost, on non-accrual as of March 31, 2016 and June 30, 2016, respectively.

For the six months ended June 30, 2016, fee income was $4,933,716 as compared to $2,139,216 for the six months ended June 30, 2015. Of the current period total, $3,000,000 is from prepayment fees earned from the early repayment of two portfolio company investments during the three months ended June 30, 2016, and $1,096,991 is from capital structuring fees during the current six month period. Interest income is comprised of approximately 7% of PIK interest for the six months ended June 30, 2016.

Expenses

Expenses for the six months ended June 30, 2016 and 2015 were $24,180,764 and $30,825,589, respectively, which consisted of $11,412,179 and $12,906,898 in base management fees, $8,810,020 and $12,578,798 in interest and credit facility fees, $1,104,000 and $1,139,652 in professional fees, $930,940 and $1,521,364 in investment advisor and administrative services expenses, $361,500 and $336,500 in director fees, zero and $1,035,272 in incentive management fees, and $1,562,125 and $1,307,105 in other expenses, respectively. The decrease in the current period base management fees is due to a decline in the total assets on which management fees are calculated (in arrears). Interest and credit facility fees declined $3,768,778 over the respective periods due to the refinancing of the Senior Secured Notes under the Credit Facility during the current six month period. Investment advisor and administrative services expenses declined more than 38% period-over-period due to streamlining the finance group to capture value created from being fully integrated on to the BlackRock platform during the third quarter of 2015, which is reflected in the current six month period amount. The other expenses for the six months ended June 30, 2016 increased $255,020 over the comparable 2015 period due largely to a one-time blocker tax expense during the current period.

Net investment income

Net investment income was $39,085,193 and $32,861,484 for the six months ended June 30, 2016 and 2015, respectively. Investment income remained relatively flat over the two periods, however, total expenses decreased by approximately 22% driven primarily by reduced interest and credit facility charges, base management fees, and investment advisor and administrative services expenses.

Net realized gain or loss

Net realized gain or loss for the six months ended June 30, 2016 was a loss of $30,939,561. The net loss was primarily driven by the $30,375,000 net loss realized on the restructuring of our investments in the Hunter Defense Technologies, Inc. (“Hunter”) first and second lien loans during the current quarter. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gain or loss for the six months ended June 30, 2015 was a gain of $126,658,955. Net realized gains were primarily generated from the sales of our equity investments in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings LLC,

Penton Business Media Holdings, LLC, Oportun Financial Corporation (formerly Progress Financial Corporation), and USI Senior Holdings, Inc. The realized gains were partially offset by a realized loss on the restructurings of Red Apple Stores Inc. and WBS Group LLC. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2016 and 2015, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $55,874,488 and a decrease in net unrealized appreciation of $122,126,819, respectively. The current period depreciation was primarily comprised of $81,741,621 of overall net declines due to portfolio valuations during the six month period, offset by $25,867,133 of total unrealized appreciation resulting from the reversal of previously recognized depreciation upon dispositions, namely the Hunter restructuring. The majority of the decrease in net unrealized appreciation for the six months ended June 30, 2015 was attributable to reversals due to the recognition of realized gains associated with the sale of our equity positions in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation (formerly Progress Financial Corporation), and USI Senior Holdings, Inc. during the six months ended June 30, 2015.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the six months ended June 30, 2016 and 2015 was a decrease of $47,728,856 and an increase of $37,393,620, respectively. As compared to the prior period, the significant decrease is reflective of an overall increase in net investment income of $6,223,709 period-over-period, more than offset by a net realized and unrealized loss of $86,814,049 for the current period, versus $4,532,136 of net realized and unrealized gain for the six months ended June 30, 2015.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
GAAP Basis:
Net Investment Income	$21,606,944	$18,237,907	$39,085,193	$32,861,484
Net Investment Income per share	0.30	0.24	0.54	0.44
Addback: GAAP incentive management fee expense based on Gains	—	(342,635)	—	1,024,211
Addback: GAAP incentive management fee expense based on Income	—	—	—	11,061
Pre-Incentive Fee[1]:
Net Investment Income	$21,606,944	$17,895,272	$39,085,193	$33,896,756
Net Investment Income per share	0.30	0.24	0.54	0.45
Less: Incremental incentive management fee expense based on Income	—	1,070,228	—	1,358,496
As Adjusted[2]:
Net Investment Income	$21,606,944	$16,825,044	$39,085,193	$32,538,260
Net Investment Income per share	0.30	0.23	0.54	0.44

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

Financial condition, liquidity and capital resources

During the six months ended June 30, 2016, we generated operating cash flows primarily from investment dispositions, interest and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the six months ended June 30, 2016 was $54,658,826. Our primary sources of cash from operating activities during the period consisted of net proceeds from sales and repayments of $194,302,048, net of purchases of $173,826,420, which includes PIK of $5,871,337, for a net source of $20,475,628.

Net cash used in financing activities during the six months ended June 30, 2016 was $59,610,280. Our uses of cash for financing activities consisted of cash distributions paid of $28,840,325, purchases of treasury stock of $16,093,205, and $14,676,750 in debt repayments, net of borrowings under the Credit Facility.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2016 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$203.0	$—	$—	$203.0	$—
Term Loan	15.0	—	15.0	—	—
Senior Secured Notes	17.0	—	17.0	—	—
Convertible Notes	114.6	—	114.6	—	—
Interest and Credit Facility Fees Payable	3.3	3.3	—	—	—

(1)	At June 30, 2016, $237.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2016 and December 31, 2015. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2016 and December 31, 2015, the Company was obligated to existing portfolio companies for unfunded commitments of $86.3 million and $13.1 million, respectively. Of the $86.3 million total unfunded commitments at June 30, 2016, $83.7 million was on our aggregate $85.0 million equity commitment made during the quarter to BCIC Senior Loan Partners, LLC, a newly formed joint venture. (See Note 5) We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since June 2014:

Distributions Amount Per Share Outstanding	Record Date	Payment Date
$0.21	June 18, 2014	July 2, 2014
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the six months ended June 30, 2016 and 2015, distributions reinvested pursuant to our dividend reinvestment plan totaled $2,020,562 and $1,864,469, respectively.

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

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to income or excise taxes. In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash and certain requirements are met, the entire distribution would generally be treated as a dividend for U.S. federal income tax purposes.

Recent developments

On July 25, 2016, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on October 3, 2016 to stockholders of record at the close of business on September 19, 2016.

On August 13, 2015, our Board of Directors appointed Donna M. Milia as Interim Chief Financial Officer and Treasurer of the Registrant. The Board of Directors has been pleased with Ms. Milia’s service since her appointment and on July 25, 2016, the Board of Directors appointed Ms. Milia as Chief Financial Officer and Treasurer.

On July 25, 2016, Brian D. Finn notified us that he will resign as a Director effective immediately. Mr. Finn’s decision was not a result of any disagreement with us.

On July 1, 2016, we received prepayment at par on our investments in the MediMedia USA, Inc. first and second lien loans for an aggregate $68.8 million.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2016, 69% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 100% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility and Term Loans bear interest at variable rates with no interest rate floors, while our Senior Secured Notes and Convertible Notes bear interest at fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of June 30, 2016, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($’s in millions, except per share data)
Up 400 basis points	$12.2	$0.17
Up 300 basis points	$8.6	$0.12
Up 200 basis points	$4.9	$0.07
Up 100 basis points	$1.3	$0.02

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the six months ended June 30, 2016 and 2015, we did not engage in any interest rate hedging activity.

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

We have been named as a defendant, together with 52nd Street Capital Advisors LLC, our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions filed on June 22, 2012 and August 23, 2012, in the Circuit Court of Hancock County in West Virginia. The cases involve three deaths and personal injuries to other employees that occurred on December 9, 2010 at the facilities of one of our portfolio companies. The cases have been consolidated, but the original September 8, 2016 trial date has been continued and will be reset after the West Virginia Supreme Court of Appeals rules on the pending appeal described below. The parties are discussing a possible mediation to attempt to resolve the cases; however, there can be no assurance that a settlement on terms agreeable to us will be achieved. Accordingly, at this time it is not possible to predict with a reasonable degree of certainty the likelihood of an unfavorable outcome or the range of a potential loss, if any.

Previously, we and 52nd Street Capital Advisors LLC filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and the Supreme Court of Appeals of West Virginia subsequently denied our writ seeking review of that ruling. On August 19, 2015, the Court entered a separate order releasing certain insurance proceeds to the estates of the deceased workers. On October 16, 2015, the trial court granted Defendant AL Solutions, Inc.’s motion for partial summary judgment seeking to void certain contracts to the extent we, 52nd Street Capital Advisors, and another defendant sought contractual indemnification with respect to the subject lawsuits. We have appealed that ruling to the West Virginia Supreme Court of Appeals, which is pending.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K/A filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the six month period ended June 30, 2016:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	$8.82	1,334,062	1,334,062	1,776,652
February 2016	8.74	28,151	28,151	1,748,501
March 2016	—	—	—	1,748,501
April 2016	—	—	—	1,748,501
May 2016	7.54	541,851	541,851	1,206,650
June 2016	—	—	—	1,206,650

	$8.45	1,904,064	1,904,064

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: July 27, 2016	By:	/s/ Steven F. Sterling
Steven F. Sterling
Chairman of the Board and Chief Executive Officer

Date: July 27, 2016	By:	/s/ Donna M. Milia
Donna M. Milia
Chief Financial Officer and Treasurer