Form 10-Q
period 2016-09-30
BlackRock Capital Investment Corp
filed 2016-11-02
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 2, 2016 was 72,676,242

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $691,723,702 and $876,732,386)	$589,930,309	$826,766,931
Non-controlled, affiliated investments (cost of $58,605,978 and $62,003,676)	59,048,465	67,163,896
Controlled investments (cost of $299,356,072 and $214,393,103)	297,615,553	223,065,737

Total investments at fair value (cost of $1,049,685,752 and $1,153,129,165)	946,594,327	1,116,996,564
Cash and cash equivalents	6,917,319	12,414,200
Receivable for investments sold	501,876	1,408,841
Interest receivable	11,052,549	13,531,749
Prepaid expenses and other assets	6,210,311	4,040,147

Total Assets	$971,276,382	$1,148,391,501

Liabilities
Payable for investments purchased	$88,789	$—
Debt	321,387,256	362,551,503
Interest payable	1,098,658	7,826,690
Distributions payable	15,236,372	15,560,829
Base management fees payable	5,188,116	5,986,455
Accrued administrative services	—	219,917
Legal settlement payable (See Note 9)	17,500,000	—
Other accrued expenses and payables	2,661,524	2,493,492

Total Liabilities	363,160,715	394,638,886

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,106,093 and 76,747,083 issued and 72,554,128 and 74,099,182 outstanding	77,106	76,747
Paid-in capital in excess of par	876,341,036	873,338,049
Undistributed / (Distributions in excess of) net investment income	(8,807,961)	(17,112)
Accumulated net realized loss	(118,452,947)	(60,922,258)
Net unrealized appreciation (depreciation)	(104,738,746)	(38,513,195)
Treasury stock at cost, 4,551,965 and 2,647,901 shares held	(36,302,821)	(20,209,616)

Total Net Assets	608,115,667	753,752,615

Total Liabilities and Net Assets	$971,276,382	$1,148,391,501

Net Asset Value Per Share	$8.38	$10.17

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$17,139,313	$24,580,626	$60,619,008	$71,305,161
Non-controlled, affiliated investments	1,253,797	1,403,530	3,885,738	4,425,767
Controlled investments	5,259,605	4,424,566	14,388,693	13,756,072

Total interest income	23,652,715	30,408,722	78,893,439	89,487,000

Fee income:
Non-controlled, non-affiliated investments: prepayment fees	6,644	—	3,006,644	1,159,150
Non-controlled, non-affiliated investments: capital structuring fees	—	1,097,139	1,077,569	1,127,139
Non-controlled, non-affiliated investments: other	350,116	670,352	1,136,841	1,444,735
Controlled investments	182,328	127,350	251,750	303,033

Total fee income	539,088	1,894,841	5,472,804	4,034,057

Dividend income:
Non-controlled, non-affiliated investments	188,017	416,294	586,219	818,041
Non-controlled, affiliated investments	608,970	411,647	1,691,344	1,221,488
Controlled investments	1,164,662	808,524	2,775,603	2,066,515

Total dividend income	1,961,649	1,636,465	5,053,166	4,106,044

Total investment income	26,153,452	33,940,028	89,419,409	97,627,101

Expenses:
Legal settlement (See Note 9)	17,500,000	—	17,500,000	—
Base management fees	5,188,115	5,784,734	16,600,294	18,691,632
Interest and credit facility fees	3,831,364	5,806,749	12,641,384	18,385,547
Incentive management fees	—	(4,224,731)	—	(3,189,459)
Professional fees	575,000	585,752	1,679,000	1,725,404
Administrative services	295,477	277,893	1,051,417	1,394,644
Director fees	160,250	187,000	521,750	523,500
Investment advisor expenses	87,500	309,730	262,500	714,343
Other	646,737	1,417,751	2,208,862	2,724,856

Total expenses	28,284,443	10,144,878	52,465,207	40,970,467

Net Investment Income (Loss)	(2,130,991)	23,795,150	36,954,202	56,656,634

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(25,059,103)	2,585,808	(55,998,664)	26,448,361
Non-controlled, affiliated investments	—	—	—	121,381,408
Controlled investments	(1,532,024)	—	(1,532,024)	(18,585,006)

Net realized gain (loss)	(26,591,127)	2,585,808	(57,530,688)	129,244,763

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,887,748)	(10,758,801)	(53,904,719)	(27,727,694)
Non-controlled, affiliated investments	(5,478,931)	(398,513)	(2,268,111)	(117,257,791)
Controlled investments	(2,909,601)	6,985,460	(10,413,153)	19,230,175
Foreign currency translation	(74,783)	(481,276)	360,432	(1,024,639)

Net change in unrealized appreciation (depreciation)	(10,351,063)	(4,653,130)	(66,225,551)	(126,779,949)

Net realized and unrealized gain (loss)	(36,942,190)	(2,067,322)	(123,756,239)	2,464,814

Net Increase (Decrease) in Net Assets Resulting from Operations	$(39,073,181)	$21,727,828	$(86,802,037)	$59,121,448

Net Investment Income (Loss) Per Share—basic	$(0.03)	$0.32	$0.51	$0.76

Earnings (Loss) Per Share—basic	$(0.54)	$0.29	$(1.19)	$0.79

Weighted-Average Shares Outstanding—basic	72,554,128	74,670,477	72,786,313	74,702,748

Net Investment Income (Loss) Per Share—diluted	$(0.03)	$0.30	$0.51	$0.73

Earnings (Loss) Per Share—diluted	$(0.54)	$0.28	$(1.19)	$0.76

Weighted-Average Shares Outstanding—diluted	72,554,128	84,567,205	72,786,313	84,599,475

Distributions Declared Per Share	$0.21	$0.21	$0.63	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$36,954,202	$56,656,634
Net realized gain (loss)	(57,530,688)	129,244,763
Net change in unrealized appreciation (depreciation)	(66,225,551)	(126,779,949)

Net increase (decrease) in net assets resulting from operations	(86,802,037)	59,121,448

Distributions to Stockholders from:
Net investment income	(45,745,052)	(47,045,508)

Capital Share Transactions:
Reinvestment of distributions	3,003,346	2,749,683
Purchases of treasury stock	(16,093,205)	(6,113,290)

Net increase (decrease) in net assets resulting from capital share transactions	(13,089,859)	(3,363,607)

Total Increase (Decrease) in Net Assets	(145,636,948)	8,712,333
Net assets at beginning of period	753,752,615	781,959,168

Net assets at end of period	$608,115,667	$790,671,501

Capital Share Activity:
Shares issued from reinvestment of distributions	359,010	328,537
Shares from purchases of treasury stock	(1,904,064)	(691,423)

Net increase (decrease) in shares outstanding	(1,545,054)	(362,886)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(86,802,037)	$59,121,448
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest and dividends	(9,067,704)	(7,739,420)
Net amortization on investments	(4,044,323)	(2,737,917)
Amortization of debt issuance costs	1,239,907	1,557,184
Net change in unrealized (appreciation) depreciation on investments	66,585,983	125,755,310
Net change in unrealized (appreciation) depreciation on foreign currency translation	(360,432)	1,024,639
Net realized (gain) loss on investments	57,530,688	(129,244,763)
Changes in operating assets:
Purchase of investments	(208,521,443)	(205,765,318)
Proceeds from disposition of investments	267,906,627	324,331,660
Change in receivable for investments sold	906,965	(2,282,337)
Change in interest receivable	2,479,200	(4,822,301)
Change in prepaid expenses and other assets	(3,178,217)	97,262
Changes in operating liabilities:
Change in payable for investments purchased	88,789	2,015,722
Change in interest payable	(6,728,032)	(4,616,570)
Change in base management fees payable	(798,339)	35,515
Change in incentive management fees payable	—	(37,507,592)
Change in accrued administrative services	(219,917)	(241,500)
Change in legal settlement payable	17,500,000	—
Change in other accrued expenses and payables	540,873	156,261

Net cash provided by (used in) operating activities	95,058,588	119,137,283

Financing Activities:
Distributions paid in cash	(43,066,163)	(44,289,472)
Proceeds from debt	370,603,899	131,184,141
Repayments of debt	(412,000,000)	(203,000,000)
Purchases of treasury stock	(16,093,205)	(6,113,290)

Net cash provided by (used in) financing activities	(100,555,469)	(122,218,621)

Net increase (decrease) in cash and cash equivalents	(5,496,881)	(3,081,338)
Cash and cash equivalents, beginning of period	12,414,200	10,326,174

Cash and cash equivalents, end of period	$6,917,319	$7,244,836

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$17,241,620	$20,437,603
Taxes	$315,557	$553,581
Distributions reinvested	$3,003,346	$2,749,683

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—16.2%
Advanced Lighting Technologies, Inc., First Lien(d)(j)	Capital Equipment	10.50%	6/1/19	$18,950,000	$18,682,622	$4,737,500
AGY Holding Corp., Second Lien(f)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/18	21,762,500	21,347,613	21,109,625
BPA Laboratories Inc., First Lien(j)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,955,817	35,078,000
Wink Holdco, Inc., Second Lien(j)	Insurance	11.00% (L + 1000, 1.00% Floor)	9/30/22	37,500,000	36,808,126	37,500,000

Total Senior Secured Notes					111,794,178	98,425,125

Unsecured Debt—20.2%
Gordon Brothers Finance Company(g)(p)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	89,547,459	89,547,459	89,547,459
SVP Worldwide Ltd.(h)(k)(o)	Consumer Goods: Durable	16.00% (2.50% Cash / 13.50% PIK)	6/27/18	54,767,931	54,110,398	33,408,438

Total Unsecured Debt					143,657,857	122,955,897

Subordinated Debt—4.6%
First Boston Construction Holdings, LLC(g)(k)(o)	Finance	12.00%	12/31/20	28,000,000	28,000,000	28,000,000

Total Subordinated Debt					28,000,000	28,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—90.7%(e)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$19,162,500	$19,162,500	$19,162,500
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	19,763,384	19,763,384	19,763,384
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(g)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	736,685	730,900	736,685
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(g)	Services: Business	7.00% (L + 600,1.00% Floor)	6/27/18	11,343,087	10,609,040	11,343,087
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	36,566,118	36,566,118	36,566,118
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,871,132	13,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800,1.00% Floor)	7/7/20	19,750,000	19,153,470	19,206,875
Loar Group Inc., Second Lien	Aerospace & Defense	10.25% (L + 925,1.00% Floor)	7/12/22	15,000,000	14,732,139	15,000,000
MBS Group Holdings Inc., First Lien(g)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Oxford Mining Company, LLC, First Lien(o)	Metals & Mining	12.34% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	$25,826,836	$25,826,836	$25,181,165
Pomeroy Group LLC, Second Lien	Services: Business	11.00% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,037,341	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,799,164	31,760,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	1/11/17	23,050,000	23,050,000	14,291,000
Shoreline Energy LLC, Second Lien(d)(o)(q)	Energy: Oil & Gas	15.75% (Base + 825, 2.25% Floor Cash / 2.00% PIK)	3/30/19	28,098,741	27,236,933	—
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675,1.00% Floor)	10/31/19	4,656,250	4,570,239	3,841,404
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,867,792	3,250,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/17	50,000,000	50,000,000	49,500,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.50% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,551,855	25,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925,1.00% Floor)	9/24/20	$20,000,000	$19,664,498	$19,800,000
U.S. Well Services, LLC, First Lien(o)(q)	Energy: Oil & Gas	14.02% (L + 1150, 0.50% Floor PIK)	5/2/19	48,932,892	48,932,892	44,406,599
Vertellus Specialties Inc., First Lien DIP Facility	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	12/2/16	16,954,079	16,954,079	16,954,079
Vertellus Specialties Inc., First Lien(d)(q)	Chemicals, Plastics, & Rubber	14.00% (Base+ 850, 2.00% Floor)	10/31/19	54,175,000	54,175,000	27,087,500
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875,1.00% Floor)	1/8/21	35,543,167	35,013,569	35,543,167

Total Senior Secured Loans					619,768,881	551,393,563

Preferred Stock—10.1%
Advantage Insurance Holdings Ltd.(f)(h)(j)(k)	Insurance	8.00% PIK		750,000	9,404,153	8,190,000
CB-HDT Holdings, Inc., Series L(c)(g)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(g)(p)	Finance	13.50%		20,497	20,497,135	20,497,135
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	8,090,828	9,985,456
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—
USI Senior Holdings, Inc. (United Subcontractors)(c)	Construction & Building			260,798	5,374,318	7,823,940

Total Preferred Stock					58,366,434	61,496,531

Common Stock—8.0%(c)
Bankruptcy Management Solutions, Inc.(g)	Services: Business			370,122	16,654,505	25,924,065
CB-HDT Holdings, Inc., Series A(g)	Aerospace & Defense			744,723	7,447,230	7,779,758
Gordon Brothers Finance Company(g)(p)	Finance			10,598	10,598,300	10,598,300
MBS Group Holdings Inc.(g)(n)	Services: Business			8,500	1,000	3,933,465
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,671,755	—

Total Common Stock					41,372,790	48,235,588

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2016

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Limited Partnership/Limited Liability Company Interests—5.8%
BCIC Senior Loan Partners, LLC(g)(j)(k)	Finance			22,362,610	$22,362,610	$21,915,358
ECI Cayman Holdings, LP(c)(h)(j)(k)	High Tech Industries			3,189	2,238,811	2,718,150
ETX Energy, LLC(c)(f)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)(f)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Finance			7,000,000	7,000,000	7,225,429
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	511,047	1,820,095
Loar Group LLC(c)	Aerospace & Defense			1,500,000	1,500,000	1,579,292
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC(j)(l)	Energy: Oil & Gas	8.00% PIK		8,085	9,384,479	—
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					44,845,024	35,263,811

Equity Warrants/Options—0.1%(c)
Bankruptcy Management Solutions, Inc., Tranche A(g)	Services: Business		expire 6/27/18	28,464	375,040	618,252
Bankruptcy Management Solutions, Inc., Tranche B(g)	Services: Business		expire 6/27/19	30,654	342,295	205,560
Bankruptcy Management Solutions, Inc., Tranche C(g)	Services: Business		expire 6/27/20	45,981	468,803	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—

Total Equity Warrants/Options					1,880,588	823,812

TOTAL INVESTMENTS—155.7%					$1,049,685,752	946,594,327

OTHER ASSETS & LIABILITIES (NET)—(55.7)%						(338,478,660)

NET ASSETS—100.0%						$608,115,667

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2016

(Unaudited)

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at September 30, 2016.
(d)	Non-accrual status at September 30, 2016 and therefore non-income producing. At September 30, 2016, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 4.0% and 11.1%, respectively.
(e)	Approximately 74% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 0.50% to 2.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2016 of all contracts within the specified loan facility.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 21.6% of the Company’s net assets at September 30, 2016.
(k)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.
(o)	Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 7.1% of interest income earned for the nine months ended September 30, 2016. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

							Nine Months Ended September 30, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2016		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Holdings Ltd.
Preferred Stock	$8,872,757	$531,396	$—	$(1,214,153)	$8,190,000		$—	$—	$—	$531,396
AGY Holding Corp.:
Senior Secured Note	21,327,250	285,276	—	(502,901)	21,109,625		—	2,080,683	—	—
Senior Secured Loan	19,763,384	—	—	—	19,763,384		—	1,805,055	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.)
Preferred Stock	9,376,565	1,159,948	—	(551,057)	9,985,456		—	—	—	1,159,948
ETX Energy, LLC
Limited Liability Co. Interest	—	—	—	—	—	†	—	—	—	—
ETX Energy Management Company, LLC
Limited Liability Co. Interest	—	—	—	—	—	†	—	—	—	—
USI Senior Holdings, Inc.
Preferred Stock	7,823,940	—	(7,823,940)	—	—	††	—	—	—	—

Totals	$67,163,896	$1,976,620	$(7,823,940)	$(2,268,111)	$59,048,465		$—	$3,885,738	$—	$1,691,344

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into the non-controlled, affiliated category from the non-controlled, non-affiliated category.
††	Investment moved out of the non-controlled, affiliated category into the non-controlled, non-affiliated category.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2016 represents 9.7% of the Company’s net assets.

(p)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the three and nine months ended September 30, 2016 and 2015 is shown below:

			September 30, 2016	December 31, 2015
($ in millions)
Total assets			$397.4	$270.5
Total senior debt			$227.8	$135.5

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Total revenue	$9.0	$7.8	$21.6	$20.5
Net change in owners’ equity resulting from operations	$(0.6)	$(0.6)	$(6.1)	$(2.9)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(0.7)	$0.6	$(3.6)	$0.5
Provision for loan loss reserves	$0.0	$2.3	$0.5	$2.3

(q)	All-in rate includes 2.00% default interest

The accompanying notes are an integral part of these consolidated financial statements.

							Nine Months Ended September 30, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at September 30, 2016		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,168,176	$14,049	$(455,331)	$9,791	$736,685		$—	$44,803	$75,000	$—
Senior Secured Loan, First Lien, B	10,289,082	339,310	(217,678)	932,373	11,343,087		—	951,289	—	—
Common Stock	32,087,254	—	—	(6,163,189)	25,924,065		—	—	—	—
Warrants	2,474,818	—	—	(1,651,006)	823,812		—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	—	22,362,610	—	(447,252)	21,915,358		—	—	14,378	—
CB-HDT Holdings, Inc.:
Preferred Stock	—	15,000,000	—	—	15,000,000		—	—	—	—
Common Stock	—	7,500,000	(52,770)	332,528	7,779,758		(52,770)	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	17,500,000	10,500,000	—	—	28,000,000		—	2,049,133	—	—
Limited Liability Co. Interest	4,375,000	2,625,000	—	225,429	7,225,429		—	—	—	291,667
Gordon Brothers Finance Company:
Unsecured Debt	64,739,544	34,690,877	(9,882,962)	—	89,547,459		—	6,893,989	162,372	—
Preferred Stock	17,460,098	3,037,037	—	—	20,497,135		—	—	—	1,862,288
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	—	—	—	40,000,000		—	2,740,000	—	—
Common Stock	3,933,465	—	—	—	3,933,465		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	18,440,000	—	—	(4,149,000)	14,291,000		—	1,709,479	—	—
Preferred Stock	—	621,649	(1,479,254)	857,605	—	†	(1,479,254)	—	—	621,648
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	443,097	(82,665)	(360,432)	—		—	—	—	—

Totals	$223,065,737	$97,133,629	$(12,170,660)	$(10,413,153)	$297,615,553		$(1,532,024)	$14,388,693	$251,750	$2,775,603

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of September 30, 2016.

The aggregate fair value of controlled investments at September 30, 2016 represents 48.9% of the Company’s net assets.

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

The interim financial information at September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct reduction of the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company has adopted ASU 2015-03 to simplify the presentation of debt issuance costs in financial statements for all outstanding debt, except that incurred under our Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which the Company will continue to present as an asset on our consolidated statements of assets and liabilities. In accordance with the transitional provisions of ASU 2015-03, the Company has reclassified the debt issuance costs for all outstanding debt except that incurred under our Credit Facility, for fiscal year 2015 retrospectively. The debt issuance costs that are now presented as a deduction from the carrying value on the balance sheet are

$1,272,724 and $1,923,930 for the respective 2016 and 2015 periods presented. For the three months ended September 30, 2016 and 2015, amortization of $400,747 and $524,765 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, amortization of $1,239,908 and $1,557,184 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations. The adoption of ASU 2015-03 had no impact on the Company’s net asset value.

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

For the three and nine months ended September 30, 2016, the Advisor earned $5,188,115 and $16,600,294, respectively, in base management fees under the investment management agreement. For the three and nine months ended September 30, 2015, the Advisor earned $5,784,734 and $18,691,632, respectively, in base management fees.

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

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended September 30, 2016 and 2015 was determined by reference to the four quarter periods ended on September 30, 2016 and 2015, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For both the three and nine months ended September 30, 2016, the Advisor earned zero in Incentive Fees based on income from the Company. For the three and nine months ended September 30, 2015, the Advisor earned zero and $11,061, respectively, in Incentive Fees based on income from the Company.

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, at September 30, 2016 and 2015 was zero. In accordance with GAAP, the hypothetical liquidation for both the three and nine months ended September 30, 2016, resulted in a capital gains incentive fee accrual/(reversal) of zero. The hypothetical liquidation for the three and nine months ended September 30, 2015, resulted in a capital gains incentive fee accrual/(reversal) of $(4,224,731) and $(3,200,520), respectively. The total cumulative accrued balance at September 30, 2016 and 2015 was zero.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the three and nine months ended September 30, 2016, the Company incurred $87,500 and $262,500, respectively, for such investment advisor expenses under the Management Agreement. For the three and nine months ended September 30, 2015, the Company incurred $309,730 and $714,343, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2016 were zero and $5,921 respectively. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2015 were zero and $158,350 respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2016, the Company incurred $295,477 and $1,051,417, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2015, the Company incurred $277,893 and $1,394,644, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at September 30, 2016.

At September 30, 2016 and December 31, 2015, other entities affiliated with the Administrator and Advisor beneficially owned approximately 351,000 and 327,000 shares, respectively, of the Company’s common stock, representing approximately 0.5% and 0.4%, respectively, of the total shares outstanding. An entity affiliated with the Administrator has ownership and financial interests in the Advisor.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(39,073,181)	$21,727,828	$(86,802,037)	$59,121,448
Weighted-average shares outstanding – basic	72,554,128	74,670,477	72,786,313	74,702,748
Earnings (Loss) per share – basic:	$(0.54)	$0.29	$(1.19)	$0.79
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(39,073,181)	$21,727,828	$(86,802,037)	$59,121,448
Adjustments for interest on unsecured convertible senior notes	—	1,837,173	—	5,503,172

Net increase (decrease) in net assets resulting from operations, as adjusted	$(39,073,181)	$23,565,001	$(86,802,037)	$64,624,620
Weighted-average shares outstanding – diluted(1)	72,554,128	84,567,205	72,786,313	84,599,475
Earnings (Loss) per share – diluted:	$(0.54)	$0.28	$(1.19)	$0.76

(1)	Due to a net decrease in net assets from operations for the 2016 periods, zero incremental shares are included since the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three months ended September 30, 2016 and 2015 totaled $43,762,727 and $76,878,526, respectively, and for the nine months ended September 30, 2016 and 2015 totaled $217,589,147 and $213,504,738, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended September 30, 2016 and 2015 totaled $73,604,579 and $10,768,004, respectively, and for the nine months ended September 30, 2016 and 2015 totaled $267,906,627 and $324,331,660, respectively. At September 30, 2016, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$111,794,178	$98,425,125
Unsecured debt	143,657,857	122,955,897
Subordinated debt	28,000,000	28,000,000
Senior secured loans:
First lien	359,315,590	326,749,396
Second/other priority lien	260,453,291	224,644,167

Total senior secured loans	619,768,881	551,393,563

Preferred stock	58,366,434	61,496,531
Common stock	41,372,790	48,235,588
Limited partnership/limited liability company interests	44,845,024	35,263,811
Equity warrants/options	1,880,588	823,812

Total investments	$1,049,685,752	$946,594,327

At December 31, 2015, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$96,410,798	$69,875,250
Unsecured debt	134,426,804	126,476,842
Subordinated debt	46,471,479	42,608,119
Senior secured loans:
First lien	371,747,339	358,470,029
Second/other priority lien	408,707,422	397,924,794

Total senior secured loans	780,454,761	756,394,823

Preferred stock	39,495,658	43,533,360
Common stock	34,323,197	46,629,914
Limited partnership/limited liability company interests	19,154,375	28,553,438
Equity warrants/options	2,392,093	2,924,818

Total investments	$1,153,129,165	$1,116,996,564

Industry Composition

The industry composition of the portfolio at fair value at September 30, 2016 and December 31, 2015 was as follows:

Industry	September 30, 2016	December 31, 2015
Finance	18.8%	10.3%
Services: Business	12.4	10.7
Chemicals, Plastics, & Rubber	11.4	10.9
Healthcare & Pharmaceuticals	10.5	12.8
Consumer Goods: Durable	7.3	12.3
Retail	6.7	6.1
Environmental Industries	5.9	5.5
Insurance	5.0	3.2
Energy: Oil & Gas	4.7	9.0
Aerospace & Defense	4.1	3.6
Media: Advertising, Printing & Publishing	3.4	3.2
Services: Consumer	3.4	2.8
Construction & Building	2.9	2.5
Metals & Mining	2.7	2.2
Capital Equipment	0.5	1.1
High Tech Industries	0.3	0.3
Automotive	0.0	3.1
Containers, Packaging, & Glass	0.0	0.4

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2016 was United States 93.8%, Bermuda 3.5%, Canada 1.5% and the Cayman Islands 1.2%, and at December 31, 2015 was United States 93.6%, Bermuda 3.7%, Canada 1.7% and the Cayman Islands 1.0%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

BCIC Senior Loan Partners, LLC

On June 23, 2016, the Company and Windward Investments LLC (“Windward”) entered into an agreement to create BCIC Senior Loan Partners, LLC (“Senior Loan Partners”), a joint venture. Senior Loan Partners is structured as an unconsolidated Delaware limited liability company, and is expected to make loans to and other investments in portfolio companies. All portfolio and other material decisions regarding Senior Loan Partners must be submitted to its board of directors, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Windward, and must be approved by at least one member appointed by the Company and one appointed by Windward. In addition, certain matters may be approved by Senior Loan Partners’ investment committee, which is comprised of one member appointed by the Company and one member appointed by Windward.

The Company and Windward have committed to provide an aggregate of $100.0 million of equity to Senior Loan Partners, with the Company providing $85.0 million and Windward providing $15.0 million.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company, as Borrower entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. As of September 30, 2016, no amounts were drawn on the Senior Facility, and Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements under the Senior Facility.

The Company does not consolidate its non-controlling interests in Senior Loan Partners because the entity is not considered a substantially wholly owned investment company subsidiary, as provided under ASC 946. Senior Loan Partners is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity.

As of September 30, 2016, Senior Loan Partners had called and received $26.2 million of combined equity capital, of which the Company funded $22.3 million and Windward funded $3.9 million. As of September 30, 2016, Senior Loan Partners had received $4.8 million of contributions in advance from Windward, which is recorded as a liability in Senior Loan Partners’ Consolidated Statements of Assets and Liabilities, as shown in the selected balance sheet information below. As a result, remaining commitments from the Company and Windward as of September 30, 2016 were $62.7 million and $6.3 million, respectively. Capital contributions have been used to make investments and to fund certain start-up expenses of Senior Loan Partners.

As of September 30, 2016, Senior Loan Partners had total investments at fair value of $24.2 million, comprised of senior secured first lien loans to two different borrowers and both a senior secured first lien loan and a revolving loan to a third borrower. As of September 30, 2016, none of these loans were on non-accrual status. Proceeds from investment sales, prepayments or exits for the period ending September 30, 2016 were $17.5 thousand. Additionally, Senior Loan Partners had unfunded commitments to fund a revolver and a delayed draw loan to one of its portfolio companies totaling $2.1 million. The weighted average yield of the portfolio at its current cost basis as of September 30, 2016 was 6.76%. Below is a summary of Senior Loan Partners’ portfolio as of September 30, 2016:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Revolving Loans
AP Plastics Group, LLC, First Lien	Chemicals, Plastics, & Rubber	7.25% (L + 625, 1.00% Floor)	8/1/21	$10,000,000	$9,901,999	$9,901,999
Pasternack Enterprises, Inc., First Lien	Wholesale	6.00% (L + 500, 1.00% Floor)	5/27/22	6,982,500	6,948,034	6,948,034
NSM Sub Holdings Corp., First Lien	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	7,337,000	7,263,630	7,263,630
NSM Sub Holdings Corp., Revolver	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	126,817	126,817	126,817

Total Senior Secured Term & Revolving Loans					$24,240,480	$24,240,480

(1)	100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2016 of all contracts within the specified loan facility.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of September 30, 2016 and for the period June 23, 2016 (commencement of operations) through September 30, 2016:

Selected Balance Sheet Information

September 30, 2016
($ in thousands)
Investments, at fair value (cost $24,240)	$24,240
Cash	12,067
Other assets	2,392

Total assets	$38,699

Interest and credit facility fees payable	78
Payable for investment purchased	7,390
Contributions received in advance	4,769
Other accrued expenses and payables	1,288

Total liabilities	$13,525

Members’ equity	25,174

Total liabilities and members’ equity	$38,699

Selected Statement of Operations Information

For the Period June 23, 2016* through September 30, 2016
($ in thousands)
Investment income	$139

Organizational costs	654
Interest and credit facility fees	404
Other fees and expenses	112

Total expenses	$1,170

Net investment income (loss)	$(1,031)

*	Commencement of operations

Amounts may not foot due to rounding

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2016 and December 31, 2015.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2016 and December 31, 2015 represents 0.1% and 0.4%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2016 and December 31, 2015 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of September 30, 2016, the Company’s asset coverage was 288%.

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

The Company’s outstanding debt as of September 30, 2016 and December 31, 2015 was as follows:

	As of
	September 30, 2016					December 31, 2015
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$440,000,000	(2)	$176,000,000	$176,000,000		$405,000,000	(2)	$60,000,000	$60,000,000
Senior Secured Notes	17,000,000		17,000,000	16,967,393	(5)	175,000,000		175,000,000	174,931,546	(5)
Convertible Notes	115,000,000		115,000,000	113,600,020	(3)	115,000,000		115,000,000	112,838,082	(4)
Term Loan	15,000,000		15,000,000	14,819,843	(6)	15,000,000		15,000,000	14,781,875	(6)

	$587,000,000		$323,000,000	$321,387,256		$710,000,000		$365,000,000	$362,551,503

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $340,020 and $1,059,960, respectively, as of September 30, 2016.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $524,567 and $1,637,351, respectively, as of December 31, 2015.
(5)	Represents the aggregate principal amount outstanding of the Senior Secured Notes less unamortized debt issuance costs of $32,607 and $68,454 at September 30, 2016 and December 31, 2015, respectively.
(6)	Represents the aggregate principal amount outstanding of the Term Loan less unamortized debt issuance costs of $180,157 and $218,125 at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, the Company had $176,000,000 drawn on the Credit Facility versus $60,000,000 at December 31, 2015. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $264,000,000 at September 30, 2016 and $345,000,000 at December 31, 2015. The Company’s average outstanding debt balance during the three and nine months ended September 30, 2016 was $307,205,309 and $368,721,102, respectively, and during the three and nine months ended September 30, 2015 was $350,957,227 and $416,169,914, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2016 were $362,659,979 and $452,659,979, respectively and during the three and nine months ended September 30, 2015 were $376,411,830 and $478,411,830, respectively.

Amortization of $400,747 and $1,239,908 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations for the three and nine months ended September 30, 2016. Amortization of $524,765 and $1,557,184 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations for the three and nine months ended September 30, 2015.

The weighted average annual interest cost for the three and nine months ended September 30, 2016 was 4.61% and 4.35%, respectively, exclusive of commitment fees of $267,844 and $627,010, respectively. The weighted average annual interest cost for the three and nine months ended September 30, 2015 was 6.18% and 5.62%, respectively, exclusive of commitment fees of $338,448 and $823,190, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At September 30, 2016, the Company was in compliance with all covenants required under the Credit Facility, Convertible Notes, Term Loan and Senior Secured Notes.

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

During July 2015, the Board of Directors approved an extension to the plan and an increase to the remaining amount of shares authorized to be repurchased to a total of 4,000,000 shares. During April 2016, the repurchase plan was extended until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During the nine months ended September 30, 2016, the Company purchased a total of 1,904,064 shares of its common stock on the open market for $16,093,205, including brokerage commissions. No such shares were purchased for the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company purchased a total of 691,423 and 691,423 shares, respectively, of its common stock on the open market for $6,113,290 and $6,113,290, respectively, including brokerage commissions. Since inception of the repurchase plan through September 30, 2016, the Company has purchased 4,551,965 shares of its common stock on the open market for $36,302,821, including brokerage commissions. At September 30, 2016, the total number of remaining shares authorized for repurchase was 1,206,650. The Company currently holds the shares it repurchased in treasury.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2016 and December 31, 2015. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2016 and December 31, 2015, the Company was obligated to existing portfolio companies for unfunded commitments of $67.0 million and $13.1 million, respectively. Of the $67.0 million total unfunded commitments at September 30, 2016, $62.7 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC, a newly formed joint venture (See Note 5). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

As previously disclosed, we have been named as a defendant, together with 52nd Street Capital Advisors LLC (“52nd Street”), our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions that were filed by the families of the three decedents and certain injured persons (the “Plaintiffs”) on June 22, 2012 and August 23, 2012, in the Circuit Court of Hancock County in West Virginia (the “Litigation”). The cases, which have been consolidated, involve three deaths and personal injuries to other employees that occurred on December 9, 2010 at the facilities of one of our portfolio companies.

We and 52nd Street have reached an agreement in principle with the Plaintiffs to settle the actions for $17,500,000 (the “Settlement Payment”) and certain of the Plaintiffs have filed a petition for Court approval of the settlement. We have determined that we are reasonably likely to enter into a definitive settlement agreement with the Plaintiffs. Although a definitive settlement agreement remains subject to final documentation and Court approval, we accrued for the Settlement Payment for the quarter-ending September 30, 2016 and anticipate we will pay the Settlement Payment on behalf of ourselves and 52nd Street in the fourth quarter, using available cash and amounts available under its credit facility.

Previously, we and 52nd Street filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and the Supreme Court of Appeals of West Virginia subsequently denied our writ seeking review of that ruling. On August 19, 2015, the Court entered a separate order releasing certain insurance proceeds to the estates of the deceased workers. On October 16, 2015, the trial court granted Defendant AL Solutions, Inc.’s motion for partial summary judgment seeking to void certain contracts to the extent we, 52nd Street, and another defendant sought contractual indemnification with respect to the subject lawsuits. We have appealed that ruling to the West Virginia Supreme Court of Appeals, which is pending. The original September 8, 2016 trial date has been continued and will be reset, if necessary, after the West Virginia Supreme Court of Appeals rules on the pending appeal.

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

The carrying and fair values of the Company’s outstanding debt as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$176,000,000	$174,240,000	$60,000,000	$59,400,000
Senior Secured Notes	16,967,393	17,966,790	174,931,546	176,357,280
Convertible Notes	113,600,020	121,826,229	112,838,082	120,771,582
Term Loan	14,819,843	15,018,750	14,781,875	14,700,000

Total	$321,387,256	$329,051,769	$362,551,503	$371,228,862

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at September 30, 2016 and December 31, 2015 in determining such fair values:

		Fair Value Inputs at September 30, 2016
	Fair Value at September 30, 2016	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$98,425,125	$—	$—	$98,425,125
Unsecured debt	122,955,897	—	—	122,955,897
Subordinated debt	28,000,000	—	—	28,000,000
Senior secured loans	551,393,563	—	—	551,393,563
Preferred stock	61,496,531	—	—	61,496,531
Common stock	48,235,588	—	—	48,235,588
Limited partnership/limited liability company interests	35,263,811	—	—	35,263,811
Equity warrants/options	823,812	—	—	823,812

Total investments	946,594,327	—	—	946,594,327
Cash and cash equivalents	6,917,319	6,917,319	—	—

Total	$953,511,646	$6,917,319	$—	$946,594,327

		Fair Value Inputs at December 31, 2015
	Fair Value at December 31, 2015	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$69,875,250	$—	$—	$69,875,250
Unsecured debt	126,476,842	—	—	126,476,842
Subordinated debt	42,608,119	—	—	42,608,119
Senior secured loans	756,394,823	—	—	756,394,823
Preferred stock	43,533,360	—	—	43,533,360
Common stock	46,629,914	—	—	46,629,914
Limited partnership/limited liability company interests	28,553,438	—	—	28,553,438
Equity warrants/options	2,924,818	—	—	2,924,818

Total investments	1,116,996,564	—	—	1,116,996,564
Cash and cash equivalents	12,414,200	12,414,200	—	—

Total	$1,129,410,764	$12,414,200	$—	$1,116,996,564

The valuation techniques used at September 30, 2016 and December 31, 2015 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or both using third party valuation firms was $946,594,327 and $1,116,535,669 as of September 30, 2016 and December 31, 2015, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended September 30, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2016
Senior secured notes	$102,362,625	$140,079	$(20,845,550)	$16,767,971	$—	$—	$—	$98,425,125
Unsecured debt	116,282,488	(1)	—	(1,643,037)	8,316,447	—	—	122,955,897
Subordinated debt	26,008,119	—	(3,971,479)	3,863,360	2,100,000	—	—	28,000,000
Senior secured loans	628,919,923	1,315,031	(7,148)	(13,910,446)	8,409,203	(73,333,000)	—	551,393,563
Preferred stock	63,934,741	—	(1,479,254)	(4,159,156)	3,200,200	—	—	61,496,531
Common stock	48,865,457	—	218,809	(502,316)	—	(346,362)	—	48,235,588
Limited partnership/LLC Interest	24,558,495	—	—	(11,031,561)	21,736,877	—	—	35,263,811
Equity warrants/options	991,412	—	(506,505)	338,905	—	—	—	823,812

Total investments	$1,011,923,260	$1,455,109	$(26,591,127)	$(10,276,280)	$43,762,727	$(73,679,362)	$—	$946,594,327

The following is a reconciliation for the nine months ended September 30, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2015	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2016
Senior secured notes	$69,875,250	$528,930	$(20,845,550)	$13,166,495	$36,750,000	$(1,050,000)	$—	$98,425,125
Unsecured debt	126,476,842	(1)	—	(12,751,998)	39,114,016	(29,882,962)	—	122,955,897
Subordinated debt	42,608,119	—	(3,971,479)	3,863,360	10,500,000	(25,000,000)	—	28,000,000
Senior secured loans	756,394,823	3,515,396	(30,851,149)	(44,315,380)	76,301,273	(209,651,400)	—	551,393,563
Preferred stock	43,533,360	(1)	(1,238,227)	(907,605)	20,350,031	(241,027)	—	61,496,531
Common stock	46,629,914	(1)	(525,641)	(5,443,919)	7,943,097	(367,862)	—	48,235,588
Limited partnership/ LLC Interest	28,553,438	—	(41,023)	(18,980,276)	27,073,827	(1,342,155)	—	35,263,811
Equity warrants/options	2,924,818	—	(57,619)	(1,589,501)	—	(453,886)	—	823,812

Total investments	$1,116,996,564	$4,044,323	$(57,530,688)	$(66,958,824)	$218,032,244	$(267,989,292)	$—	$946,594,327

The following is a reconciliation for the three months ended September 30, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2015	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2015
Senior secured notes	$89,810,000	$297,742	$—	$(4,437,742)	$—	$—	$—	$85,670,000
Unsecured debt	175,349,821	—	—	(2,968,171)	14,016,003	(5,099,686)	—	181,297,967
Subordinated debt	27,252,487	30,463	—	(1,832,453)	—	—	—	25,450,497
Senior secured loans	685,951,124	442,691	—	(3,658,865)	60,671,227	(2,137,481)	—	741,268,696
Preferred stock	38,778,184	(1)	2,579,379	(399,280)	1,995,378	(2,579,379)	—	40,374,281
Common stock	41,208,605	—	—	8,463,685	—	(481,276)	—	49,191,014
Limited partnership/ LLC Interest	23,985,453	—	6,429	469,232	195,918	(951,458)	—	23,705,574
Equity warrants/options	2,803,463	—	—	34,150	—	—	—	2,837,613

Total investments	$1,085,139,137	$770,895	$2,585,808	$(4,329,444)	$76,878,526	$(11,249,280)	$—	$1,149,795,642

The following is a reconciliation for the nine months ended September 30, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2014	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2015
Senior secured notes	$101,459,500	$1,042,133	$—	$(6,794,133)	$7,462,500	$(17,500,000)	$—	$85,670,000
Unsecured debt	174,559,213	—	(6,377,901)	(526,495)	29,535,915	(15,892,765)	—	181,297,967
Subordinated debt	50,524,000	81,921	—	(1,922,837)	167,413	(23,400,000)	—	25,450,497
Senior secured loans	665,287,992	1,613,864	(11,969,761)	2,020,592	158,929,104	(74,613,095)	—	741,268,696
Preferred stock	40,484,870	(1)	16,735,190	(3,702,067)	11,789,888	(24,933,599)	—	40,374,281
Common stock	106,979,016	—	64,465,380	(43,436,136)	4,901,869	(83,719,115)	—	49,191,014
Limited partnership/ LLC Interest	98,591,728	—	66,426,928	(59,881,439)	682,976	(82,114,619)	—	23,705,574
Equity warrants/options	19,830,419	—	(35,073)	(13,809,700)	35,073	(3,183,106)	—	2,837,613

Total investments	$1,257,716,738	$2,737,917	$129,244,763	$(128,052,215)	$213,504,738	$(325,356,299)	$—	$1,149,795,642

There were no transfers between Levels during the three and nine months ended September 30, 2016 and 2015. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2016 and 2015 on investments still held by the Company at the respective period ends, for which Level 3 inputs were used in determining fair value was ($95,879,084) and $5,690,895, respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2016 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	4.00x	5.00x	4.31x
Unsecured debt	6.50x	7.50x	7.00x
Subordinated debt	0.95x	1.01x	0.98x
Senior secured loans	6.86x	8.12x	7.49x
Preferred stock	6.30x	6.95x	6.63x
Common stock	7.26x	8.02x	7.68x
Limited partnerships/LLC interest	2.37x	2.62x	2.50x
Equity warrants/options	10.00x	11.00x	10.57x

Market Yields:
Senior secured notes	11.50%	12.30%	11.83%
Unsecured debt	12.00%	12.00%	12.00%
Subordinated debt	n/a	n/a	n/a
Senior secured loans	11.24%	12.14%	11.67%
Preferred stock	13.50%	13.50%	13.50%
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Per Share Data:
Net asset value, beginning of period	$10.17	$10.49

Net investment income	0.51	0.76
Net realized and unrealized gain (loss)	(1.70)	0.03

Total from investment operations	(1.19)	0.79
Distributions to stockholders from net investment income	(0.63)	(0.63)
Purchases of treasury stock at prices below net asset value	0.04	0.02
Issuance/reinvestment of stock at prices (below) above net asset value	—	(0.01)

Net increase (decrease) in net assets	(1.79)	0.17

Net asset value, end of period	$8.38	$10.66

Market price, end of period	$8.28	$8.86

Total return(1)(2)	(5.11)%	16.37%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	7.70%	3.83%
Ratio of interest and other debt related expenses to average net assets(3)	2.45%	3.12%

Ratio of total expenses to average net assets(3)(5)	10.15%	6.95%
Ratio of net investment income to average net assets(3)	7.15%	9.61%
Net assets, end of period	$608,115,667	$790,671,501
Average debt outstanding	$368,721,102	$416,169,914
Weighted average shares outstanding	72,786,313	74,702,748
Average debt per share(6)	$5.07	$5.57
Portfolio turnover(2)	21%	17%

Figures may not foot due to rounding

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding capital gains incentive fee for the nine months ended September 30, 2016 and 2015 is 7.70% and 4.38%, respectively.
(5)	Ratio excluding capital gains incentive fee for the nine months ended September 30, 2016 and 2015 is 10.15% and 7.50%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On November 1, 2016, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on January 2, 2017 to stockholders of record at the close of business on December 19, 2016.

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

At September 30, 2016:

Investment Portfolio: $946.6 million

Net Assets: $608.1 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $322.7 million

Net Asset Value per share: $8.38

Portfolio Activity for the Three Months Ended September 30, 2016:

Cost of investments during period, including PIK: $43.8 million

Sales, repayments and other exits during period: $73.6 million

Number of portfolio companies at end of period: 38

Operating Results for the Three Months Ended September 30, 2016:

Net investment loss per share: $0.03

Distributions declared per share: $0.21

Basic loss per share: $0.54

Net investment loss: $2.1 million

Net realized and unrealized loss: $36.9 million

Net decrease in net assets from operations: $39.1 million

Net investment loss per share, as adjusted1: $0.03

Basic loss per share, as adjusted1: $0.54

Net investment loss, as adjusted1: $2.1 million

Net decrease in net assets from operations, as adjusted1: $39.1 million

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

Portfolio and investment activity

We invested $43.8 million during the three months ended September 30, 2016. The new investments consisted of senior secured loans secured by first liens ($1.0 million, or 2.3%), senior secured loans secured by second liens ($7.4 million, or 16.9%) and unsecured or subordinated debt securities and equity securities ($35.4 million, or 80.8%). Additionally, we received proceeds from sales/repayments and other exits of approximately $73.6 million during the three months ended September 30, 2016.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At September 30, 2016, our portfolio of $946.6 million (at fair value) consisted of 38 portfolio companies and was invested 58% in senior secured loans, 16% in unsecured or subordinated debt securities, 15% in equity investments, and 11% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.6 million at September 30, 2016. Our largest portfolio company investment by value was approximately $89.5 million and our five largest portfolio company investments by value comprised approximately 28% of our portfolio at September 30, 2016. At December 31, 2015, our portfolio of $1,117.0 million (at fair value) consisted of 45 portfolio companies and was invested 68% in senior secured loans, 15% in unsecured or subordinated debt securities, 11% in equity investments and 6% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.5 million at December 31, 2015. Our largest portfolio company investment by value was approximately $64.7 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at December 31, 2015.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At September 30, 2016, our top three industry concentrations at fair value consisted of Finance (18.8%), Services: Business (12.4%) and Chemicals, Plastics, & Rubber (11.4%). At December 31, 2015, our top three industry concentrations at fair value consisted of Healthcare & Pharmaceuticals (12.8%), Consumer Goods: Durable (12.3%) and Chemicals, Plastics, & Rubber (10.9%) (See Note 5).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.4% at September 30, 2016 and 11.6% at December 31, 2015. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.7% and 12.6%, respectively, at September 30, 2016, versus 11.4% and 13.0%, respectively, at December 31, 2015. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.0% at September 30, 2016 and 11.0% at December 31, 2015. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 9.5% and 11.1%, respectively, at September 30, 2016, versus 11.0% and 11.2%, respectively, at December 31, 2015. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.40 at September 30, 2016 and 1.29 at December 31, 2015. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Grade 1	$690,026,769	$865,640,641
Grade 2	143,672,034	195,557,688
Grade 3	108,152,537	41,737,298
Grade 4	4,742,987	13,610,937
Not Rated	—	450,000

Total investments	$946,594,327	$1,116,996,564

Results of operations

Results comparisons for the three months ended September 30, 2016 and 2015.

Investment income

Investment income totaled $26,153,452 and $33,940,028, respectively, for the three months ended September 30, 2016 and 2015, of which $16,192,117 and $21,872,366 were attributable to interest and fees on senior secured loans, $7,979,526 and $10,428,908 to interest and fees earned on other debt securities, $1,976,027 and $1,636,465 to dividends and fees from equity securities and $5,782 and $2,289 to interest earned on cash equivalents, respectively. The 23% decline in investment income over the respective periods is primarily attributable to 11.1% of the debt portfolio, at amortized cost, on non-accrual status as of the end of the current period. In addition, fee income decreased $1,355,753 to $539,088 for three months ended September 30, 2016.

Interest income is comprised of approximately 8% of PIK interest for the three months ended September 30, 2016.

Expenses

Expenses for the three months ended September 30, 2016 and 2015 were $28,284,443 and $10,144,878, respectively, which consisted of $17,500,000 and zero of a one-time legal settlement expense related to a former portfolio company (See Note 9), $5,188,115 and $5,784,734 in base management fees, $3,831,364 and $5,806,749 in interest and credit facility fees, $575,000 and $585,752 in professional fees, $382,977 and $587,623 in investment advisor and administrative services expenses, $160,250 and $187,000 in director fees, zero and $(4,224,731) of incentive management fees based on gains, and $646,737 and $1,417,751 in other expenses, respectively. The decrease in the current period base management fees is due to an approximate 10% decline in the total assets on which management fees are calculated (in arrears). Interest and credit facility fees declined $1,975,385 over the respective periods due to the refinancing of the Senior Secured Notes under the Credit Facility during January 2016, as well as the refinancing of the Credit Facility during February 2016 which reduced pricing up to 50 basis points per annum. Investment advisor and administrative services expenses declined more than 34% period-over-period due to streamlining the finance group to capture value created from being fully integrated on to the BlackRock platform during the third quarter of 2015, which is fully reflected in the current period amount. The other expenses for the three months ended September 30, 2016 decreased more than 54% over the comparable 2015 period due largely to a one-time blocker tax expense incurred during the 2015 period.

Net investment income (loss)

Net investment income (loss) was $(2,130,991) and $23,795,150 for the three months ended September 30, 2016 and 2015, respectively. The decrease over the comparable periods was due to a $7,786,576 decline in investment income due to non-accruals during the current period, as well as a 179% increase in aggregate expenses during the current period due primarily to a one-time legal settlement expense incurred of $17,500,000 (See Note 9). The legal settlement expense was slightly offset by the decrease in interest and credit facility charges, base management fees, and investment advisor and administrative services expenses for the current period.

Net realized gain or loss

Net realized gain or loss for the three months ended September 30, 2016 was a loss of $26,591,127. The net loss was primarily driven by a $25,323,534 net loss realized on the restructuring of our debt and equity investments in ETX Energy, LLC, et al., (formerly New Gulf Resources, LLC “New Gulf”) during the quarter. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gain or loss for the three months ended September 30, 2015 was a gain of $2,585,808, comprised of additional escrow proceeds received from the previous exit of our Dial Global, Inc. preferred equity interest in 2013.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2016 and 2015, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $10,351,063 and $4,653,130, respectively. The current period depreciation was primarily comprised of $33,105,227 of overall net declines due to portfolio valuations during the quarter, partially offset by $22,754,164 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions, namely the New Gulf restructuring. The increase in net unrealized depreciation for the three months ended September 30, 2015 was primarily comprised of $5,038,787 of overall net declines due to portfolio valuations during the quarter.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended September 30, 2016 and 2015 was a decrease of $39,073,181 and an increase of $21,727,828, respectively. As compared to the prior period, the significant decrease is reflective of an overall decrease in net investment income of $25,926,141 period-over-period, taken in conjunction with a net realized and unrealized loss of $36,942,190 for the current period, versus $2,067,322 of net realized and unrealized loss for the three months ended September 30, 2015.

Results comparisons for the nine months ended September 30, 2016 and 2015.

Investment income

Investment income totaled $89,419,409 and $97,627,101, respectively, for the nine months ended September 30, 2016 and 2015, of which $59,083,476 and $60,910,824 were attributable to interest and fees on senior secured loans, $25,249,145 and $32,603,784 to interest and fees earned on other debt securities, $5,067,544 and $4,106,044 to dividends and fees from equity securities, and $19,244 and $6,449 to interest earned on cash equivalents, respectively. The decrease in investment income over the respective periods is primarily attributable to a $1,438,747 increase in fees earned to a total of $5,472,804 for the nine months ended September 30, 2016, more than offset by a more than 10% decrease in interest and dividend income as a result of 15.3%, 12.7% and 11.1% of the debt portfolio, at amortized cost, on non-accrual as of each of the respective 2016 quarter ends.

Interest income is comprised of approximately 7% of PIK interest for the nine months ended September 30, 2016.

Expenses

Expenses for the nine months ended September 30, 2016 and 2015 were $52,465,207 and $40,970,467, respectively, which consisted of $17,500,000 and zero of a one-time legal settlement expense related to a former portfolio company (See Note 9), $16,600,294 and $18,691,632 in base management fees, $12,641,384 and $18,385,547 in interest and credit facility fees, $1,679,000 and $1,725,404 in professional fees, $1,313,917 and $2,108,987 in investment advisor and administrative services expenses, $521,750 and $523,500 in director fees, zero and $(3,189,459) in incentive management fees based on income and gains, and $2,208,862 and $2,724,856 in other expenses, respectively. The decrease in the current period base management fees is due to a decline in the total assets on which management fees are calculated (in arrears). Interest and credit facility fees declined $5,744,163 over the respective periods due to the refinancing of the Senior Secured Notes under the Credit Facility during January 2016, as well as the refinancing of the Credit Facility during February 2016 which reduced pricing up to 50 basis points per annum. Investment advisor and administrative services expenses declined more than 37% period-over-period due to streamlining the finance group to capture value created from being fully integrated on to the BlackRock platform during the third quarter of 2015, which is fully reflected in the current period amount. The other expenses for the nine months ended September 30, 2016 decreased approximately 19% over the comparable 2015 period due largely to a one-time blocker tax expense incurred during the nine months ended September 30, 2015.

Net investment income

Net investment income was $36,954,202 and $56,656,634 for the nine months ended September 30, 2016 and 2015, respectively. The approximate 35% decrease over the comparable periods was a reflection of investments on non-accrual status during the 2016 period, as well as a 28% increase in total expenses during the current period due primarily to a one-time legal settlement expense incurred of $17,500,000 (See Note 9). The legal settlement expense was slightly offset by the decrease in interest and credit facility charges, base management fees, and investment advisor and administrative services expenses.

Net realized gain or loss

Net realized gain or loss for the nine months ended September 30, 2016 was a loss of $57,530,688. Of this total, $55,698,534 was driven by losses realized on the restructuring of our debt and equity investments in ETX Energy, LLC, et al., (formerly New Gulf Resources), as well as the restructuring of our debt investments in Hunter Defense Technologies, Inc. (“Hunter”). Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gain or loss for the nine months ended September 30, 2015 was a gain of $129,244,763. Net realized gains were primarily generated from the sales of our equity investments in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation (formerly Progress Financial Corporation), and USI Senior Holdings, Inc. The realized gains were partially offset by a realized loss on the restructurings of Red Apple Stores Inc. and WBS Group LLC. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2016 and 2015, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $66,225,551 and a decrease in net unrealized appreciation of $126,779,949, respectively. The current period depreciation was comprised of $114,846,848 of overall net declines due to portfolio valuations during the nine month period, partially offset by $48,621,297 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions, namely the New Gulf and Hunter restructurings. The decrease in net unrealized appreciation for the nine months ended September 30, 2015 was attributable to reversals due to the recognition of realized gains associated with the sale of our equity positions in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation (formerly Progress Financial Corporation), and USI Senior Holdings, Inc. during the nine months ended September 30, 2015.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the nine months ended September 30, 2016 and 2015 was a decrease of $86,802,037 and an increase of $59,121,448, respectively. As compared to the prior period, the significant decrease is reflective of an overall decrease in net investment income of approximately 35% period-over-period, taken in conjunction with a net realized and unrealized loss of $123,756,239 for the current period, versus $2,464,814 of net realized and unrealized gain for the nine months ended September 30, 2015.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
GAAP Basis:
Net Investment Income (Loss)	$(2,130,991)	$23,795,150	$36,954,202	$56,656,634
Net Investment Income (Loss) per share	(0.03)	0.32	0.51	0.76
Addback: GAAP incentive management fee expense based on Gains	—	(4,224,731)	—	(3,200,520)
Addback: GAAP incentive management fee expense based on Income	—	—	—	11,061
Pre-Incentive Fee[1]:
Net Investment Income (Loss)	$(2,130,991)	$19,570,419	$36,954,202	$53,467,175
Net Investment Income (Loss) per share	(0.03)	0.26	0.51	0.72
Less: Incremental incentive management fee expense based on Income	—	1,821,960	—	3,180,456
As Adjusted[2]:
Net Investment Income (Loss)	$(2,130,991)	$17,748,459	$36,954,202	$50,286,719
Net Investment Income (Loss) per share	(0.03)	0.24	0.51	0.67

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

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2016, we generated operating cash flows primarily from investment dispositions, interest and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the nine months ended September 30, 2016 was $95,058,587. Our primary sources of cash from operating activities during the period consisted of net proceeds from sales and repayments of $267,906,627, net of purchases of $217,589,147, which includes PIK of $9,067,704, for a net source of $50,317,480.

Net cash used in financing activities during the nine months ended September 30, 2016 was $100,555,469. Our uses of cash for financing activities consisted of cash distributions paid of $43,066,163, purchases of treasury stock of $16,093,205, and $41,396,101 in debt repayments, net of borrowings under the Credit Facility.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2016 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$176.0	$—	$—	$176.0	$—
Term Loan	15.0	—	15.0	—	—
Senior Secured Notes	17.0	—	17.0	—	—
Convertible Notes	114.7	—	114.7	—	—
Interest and Credit Facility Fees Payable	1.1	1.1	—	—	—

(1)	At September 30, 2016, $264.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2016 and December 31, 2015. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2016 and December 31, 2015, the Company was obligated to existing portfolio companies for unfunded commitments of $67.0 million and $13.1 million, respectively. Of the $67.0 million total unfunded commitments at September 30, 2016, $62.7 million was on our aggregate $85.0 million equity commitment made during the quarter to BCIC Senior Loan Partners, LLC, a newly formed joint venture. (See Note 5) We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since September 2014:

Distributions Amount Per Share Outstanding	Record Date	Payment Date
$0.21	September 19, 2014	October 3, 2014
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016
$0.21	December 19, 2016	January 2, 2017

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the nine months ended September 30, 2016 and 2015, distributions reinvested pursuant to our dividend reinvestment plan totaled $3,003,346 and $2,749,683, respectively.

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

Recent developments

On November 1, 2016, the Company’s Board of Directors declared a distribution of $0.21 per share, payable on January 2, 2017 to stockholders of record at the close of business on December 19, 2016.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2016, 67% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 100% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility and Term Loans bear interest at variable rates with no interest rate floors, while our Senior Secured Notes and Convertible Notes bear interest at fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of September 30, 2016, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($’s in millions, except per share data)
Up 400 basis points	$13.3	$0.18
Up 300 basis points	$9.6	$0.13
Up 200 basis points	$5.9	$0.08
Up 100 basis points	$2.2	$0.03
Down 100 basis points	$1.1	$0.01

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the nine months ended September 30, 2016 and 2015, we did not engage in any interest rate hedging activity.

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

As previously disclosed, we have been named as a defendant, together with 52nd Street Capital Advisors LLC (“52nd Street”), our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions that were filed by the families of the three decedents and certain injured persons (the “Plaintiffs”) on June 22, 2012 and August 23, 2012, in the Circuit Court of Hancock County in West Virginia (the “Litigation”). The cases, which have been consolidated, involve three deaths and personal injuries to other employees that occurred on December 9, 2010 at the facilities of one of our portfolio companies.

We and 52nd Street have reached an agreement in principle with the Plaintiffs to settle the actions for $17,500,000 (the “Settlement Payment”) and certain of the Plaintiffs have filed a petition for Court approval of the settlement. We have determined that we are reasonably likely to enter into a definitive settlement agreement with the Plaintiffs. Although a definitive settlement agreement remains subject to final documentation and Court approval, we accrued for the Settlement Payment for the quarter-ending September 30, 2016 and anticipate we will pay the Settlement Payment on behalf of ourselves and 52nd Street in the fourth quarter, using available cash and amounts available under its credit facility.

Previously, we and 52nd Street filed motions to dismiss in both cases. On June 18, 2015, the court entered an order denying those motions, and the Supreme Court of Appeals of West Virginia subsequently denied our writ seeking review of that ruling. On August 19, 2015, the Court entered a separate order releasing certain insurance proceeds to the estates of the deceased workers. On October 16, 2015, the trial court granted Defendant AL Solutions, Inc.’s motion for partial summary judgment seeking to void certain contracts to the extent we, 52nd Street, and another defendant sought contractual indemnification with respect to the subject lawsuits. We have appealed that ruling to the West Virginia Supreme Court of Appeals, which is pending. The original September 8, 2016 trial date has been continued and will be reset, if necessary, after the West Virginia Supreme Court of Appeals rules on the pending appeal.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K/A filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the nine month period ended September 30, 2016:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	$8.82	1,334,062	1,334,062	1,776,652
February 2016	8.74	28,151	28,151	1,748,501
March 2016	—	—	—	1,748,501
April 2016	—	—	—	1,748,501
May 2016	7.54	541,851	541,851	1,206,650
June 2016	—	—	—	1,206,650
July 2016	—	—	—	1,206,650
August 2016	—	—	—	1,206,650
September 2016	—	—	—	1,206,650

	$8.45	1,904,064	1,904,064

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: November 2, 2016	By:	/s/ Steven F. Sterling
Steven F. Sterling
Chairman of the Board and Chief Executive Officer

Date: November 2, 2016	By:	/s/ Donna M. Milia
Donna M. Milia
Chief Financial Officer and Treasurer