Form 10-K
period 2016-12-31
BlackRock Capital Investment Corp
filed 2017-03-08
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Large Accelerated Filer  ☐                     Accelerated Filer  ☑                     Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2016 (the last business day of the Registrant’s most recently completed second quarter) was $554,212,299 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 72,807,547 shares of the Registrant’s common stock outstanding at March 8, 2017.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK CAPITAL INVESTMENT CORPORATION

2016 FORM 10-K ANNUAL REPORT

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

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. We are an externally-managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, which we refer to as the 1940 Act. In addition, for tax purposes we intend to continue to qualify as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, which we refer to as the Code. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment advisor under the Investment Advisers Act of 1940, which we refer to as the “Advisers Act.”

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

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement (“Management Agreement”) between the Company and BlackRock Advisors, LLC (the “Advisor” or “BlackRock Advisors”) to permit the Advisor to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor,” “BKCA” or “52nd Street”), to the Advisor (the “Transaction”). The Advisor is a wholly owned indirect subsidiary of BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”). The Transaction was completed on March 6, 2015 and, pursuant to the Management Agreement, dated as of March 6, 2015, the Company’s investment activities are currently managed by the Advisor. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous management agreement.” The Company’s current Management Agreement has the same management and incentive fee terms as the previous agreement until March 6, 2017 and thereafter will have different management and incentive fees terms as compared to the previous agreement.

Organization of the Advisor and Previous Advisor

52nd Street Capital Advisors LLC, the Previous Advisor, is organized as a Delaware limited liability company and is registered as an investment advisor with the SEC under the Advisers Act. Its principal executive offices are located at 40 East 52nd Street, New York, New York. James R. Maher, former Chairman and Chief Executive Officer of the Company, and Michael B. Lazar, former Chief Operating Officer of the Company, are the control persons of the Previous Advisor.

Effective as of the end of the day on December 31, 2016, Steven F. Sterling stepped down as Chairman of the Board of Directors (the “Board”) and Chief Executive Officer (“CEO”) of the Company. Mr. Sterling will continue to serve on the Board and will provide services to the Company pursuant to a consulting services agreement with BlackRock, Inc. The consulting services agreement expires June 30, 2017, unless terminated earlier by either party. The Board appointed Michael J. Zugay as CEO of the Company, effective as of January 1, 2017. Michael J. Zugay, Managing Director of BlackRock, previously served as Head of Investments for BlackRock’s US Private Capital Group, based out of BlackRock’s New York office. Mr. Zugay led the team’s underwriting and monitoring of its middle market private investments, including investments on behalf of the Company, as well as served as Vice Chairman of the US Private Capital’s investment committee. Effective January 1, 2017, he became Chairman of US Private Capital’s investment committee.

The Board appointed James E. Keenan as director to fill the newly created directorship resulting from an increase in the authorized number of directors from seven to eight members, effective as of January 1, 2017. Mr. Keenan was appointed as an interested Class III director and as the Chairman of the Board. His term will expire at the 2019 annual meeting of stockholders of the Company at which the Class III directors stand for election.

Effective March 6, 2015, James R. Maher and Michael B. Lazar stepped down from their roles with the Company. Mr. Maher, who served as the Company’s Chairman and CEO, remained on the Board and served as a senior advisor to BlackRock Advisors to assist in the transition of the business until the 2016 annual meeting of stockholders, when his term as a director expired. Mr. Maher decided not to stand for re-election. Mr. Lazar, who served as the Chief Operating Officer of the Company and a member of the Board, stepped down from the Board at the closing of the Transaction, and completed his service as an advisor to BlackRock Advisors in transitioning the business, including portfolio responsibility and business operations. Effective March 6, 2015, Steven F. Sterling, Managing Director and previously head of BlackRock’s Global Capital Markets group, assumed the role of CEO of the Company and Chairman of the Board. Certain investment professionals of 52nd Street became employees of BlackRock Advisors upon the closing of the Transaction.

Prior to the Transaction, our investment activities were managed by the Previous Advisor. The Previous Advisor was responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Previous Advisor was led by James R. Maher, Chairman and CEO of the Company and the Previous Advisor, and Michael B. Lazar, Chief Operating Officer of the Company and the Previous Advisor. They were supported by the Previous Advisor’s team of employees, including 15 investment professionals who have extensive experience in commercial and mezzanine lending, investment banking, accounting, corporate law and private equity investing. Additionally, the Previous Advisor had an investment committee that included Messrs. Maher and Lazar. Senior management as well as other key personnel of the Previous Advisor had critical industry experience and relationships that we relied on to implement our business plan.

BlackRock Advisors, a Delaware limited liability company, is registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Advisers Act. BlackRock Advisors manages or has committed to manage approximately $475.3 billion of assets as of December 31, 2016.

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $4.3 billion across 180 portfolio companies through December 31, 2016. We have a portfolio yield at fair value of approximately 11.7% at December 31, 2016. During 2016, we invested approximately $325.4 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 3,700 potential investments and have a proven process through which we have invested in excess of $4.3 billion through December 31, 2016. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom the investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Our investment activities are carried out by our investment advisor, BlackRock Advisors, and were previously led by Steven F. Sterling, former CEO and Chairman of the Board and Head of BlackRock’s US Private Capital group through December 31, 2016, and Michael J. Zugay, prior Head of Investments for BlackRock’s US Private Capital group through December 31, 2016, with guidance from US Private Capital’s investment committee. Effective January 2017, our investment activities are carried out by our investment advisor led by Michael J. Zugay, Chief Executive Officer of the Company and Chairman of US Private Capital’s Investment Committee (the “Investment Committee”), and Jason A. Mehring, Vice Chairman of US Private Capital’s Investment Committee. US Private Capital’s investment committee is comprised of Messrs. Zugay and Mehring, and certain senior personnel of BlackRock Advisors. The Advisor’s investment professionals, as well as members of US Private Capital’s investment committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills.

Our executive officers and directors and the employees of the Advisor and certain of its affiliates, as well as members of US Private Capital’s investment committee, serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds managed by our affiliates. We note that any affiliated investment vehicle currently formed or formed in the future and managed or to be managed in the future by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by the Advisor or its affiliates. However, the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. BlackRock does not currently advise us. A subsidiary of BlackRock provides certain administrative services to us as of and for the year ended December 31, 2016.

Disciplined investment process with focus on preservation of capital. In making investment decisions, the Advisor employs a disciplined and selective review process that focuses on, among other things, a thorough analysis of the underlying issuer’s business and the performance drivers of that business, as well as an assessment of the legal and economic features of each particular investment.

Cost-effective and high quality infrastructure. We benefit from the existing infrastructure and administrative capabilities of BlackRock Financial Management, Inc. (the “Administrator”). For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement.

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of us, the Advisor and our affiliates. The Advisor is registered under the Advisers Act. Under our Management Agreement, we have agreed to pay the Advisor an annual base management fee (the “Management Fee”) based on our total assets, as well as an incentive management fee (the “Incentive Fee”) based on our performance. The Management Agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. The Company’s current Management Agreement has the same Management and Incentive Fee terms as the previous agreement until March 6, 2017 and thereafter will have different Management and Incentive Fee terms as compared to the previous agreement.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”), for tax purposes, we are dependent on our ability to raise capital through the issuance of our common stock. RICs generally must distribute substantially all of their earnings to stockholders in order to achieve pass-through tax treatment, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 200% in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have two dollars of assets. Our existing debt arrangements also require that we maintain an asset coverage ratio of not less than 200%, among other things.

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

Investment selection process

The Company’s investment activities are managed by BlackRock Advisors. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is supported by a team of employees devoted to the Company, including investment professionals who have extensive experience in commercial lending, investment banking, accounting, corporate law and private equity investing.

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

After the Advisor has identified an investment opportunity, received approval at the screening meeting, and completed due diligence, the investment team involved in the transaction prepares a written investment analysis in the form of an investment committee memo, and presents their findings to all of the investment professionals including Messrs. Zugay and Mehring, at an Investment Committee meeting. At that time, the Investment Committee, which consists of the senior investment professionals, cast a vote for or against moving forward with the potential investment.

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

In general, our debt investments include financial covenants and terms that require the portfolio company to reduce leverage over time, thereby enhancing its credit quality. These methods may include, among others: maintenance leverage covenants requiring a decreasing ratio of debt to cash flow; maintenance cash flow covenants requiring an increasing ratio of cash flow to interest expense and possibly other cash expenses such as capital expenditures, cash taxes and mandatory principal payments; and debt incurrence prohibitions, limiting a company’s ability to re-lever its balance sheet. In addition, limitations on asset sales and capital expenditures prevent a company from changing the nature of its business or capitalization without our consent.

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

Investment rating system

The Advisor generally employs a grading system for our entire portfolio. The Advisor grades all loans on a scale of 1 to 4. This system is intended to reflect the performance of the borrower’s business, the collateral coverage of the loans and other factors considered relevant. Generally, the Advisor assigns only one loan grade to each portfolio company for all loan investments in that portfolio company; however, the Advisor will assign multiple ratings for different investments in one portfolio company, when appropriate. The following is a description of the conditions associated with each investment rating:

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.35 at December 31, 2016 and 1.29 at December 31, 2015. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Grade 1	$696,150,783	$865,640,641
Grade 2	133,487,483	195,557,688
Grade 3	88,655,801	41,737,298
Grade 4	5,005,487	13,610,937
Not Rated	7,823,936	450,000

Total investments	$931,123,490	$1,116,996,564

The investment rating process begins with each portfolio company or investment being initially evaluated by the investment team, led by a senior investment professional that is responsible for the portfolio company relationship. This evaluation generally is completed no less frequently than quarterly. At the Advisor’s weekly investment professionals’ meeting, the transaction team presents an update on the activities of any company rated below Grade 1. Each quarter, all investment professionals attend a separate investment rating meeting. At these quarterly meetings, the investment team responsible for each portfolio investment reviews each portfolio company and suggests a rating for each investment for discussion among the investment professionals. At the conclusion of discussion, and subject to the approval of the Company’s CEO, the Company’s Chief Financial Officer compiles the internal investment ratings quarterly for review by the Board of Directors.

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

Investment management agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC to permit the Advisor to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Previous Advisor, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC. The Advisor is a wholly owned indirect subsidiary of BlackRock, Inc. The Transaction was completed on March 6, 2015 and, pursuant to the new investment management agreement, dated as of March 6, 2015, the Company’s investment activities are currently managed by the Advisor. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Previous Advisor, which initially became effective on June 22, 2008 and its initial term expired on June 22, 2010. Our Board of Directors then approved the agreement for successive one year terms with the most recently approved term expiring upon the completion of the Transaction with BlackRock Advisors on March 6, 2015, at which time the new investment management agreement became effective. The Company’s current Management Agreement had the same Management and Incentive Fee terms as the previous agreement until March 6, 2017 and thereafter has had different Management and Incentive Fees terms as compared to the previous agreement as outlined below. Unless earlier terminated, the investment management agreement will remain in effect from year-to-year if approved annually by the Board or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons.

Base Management Fee

Under the Management Agreement, the Advisor, subject to the overall supervision of the Board, manages our day-to-day operations and provides us with investment advisory services. For providing these services, the Advisor receives, until March 6, 2017, a base management fee at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, the Advisor has received a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on total asset valuation at the end of the prior quarter.

For the years ended December 31, 2016, 2015 and 2014, both the previous and current Advisor together earned an aggregate $21,460,909, $24,678,087 and $23,641,231, respectively, in base management fees under the respective management agreements.

Incentive Management Fee Until March 6, 2017

The Management Agreement provides that the Advisor or its affiliates were entitled to an incentive management fee under certain circumstances until March 6, 2017. The Incentive Fee until March 6, 2017 was calculated in the same manner as the Incentive Fee in the previous management agreement. The determination of the Incentive Fee until March 6, 2017, as described in more detail below, resulted in the Advisor or its affiliates receiving no Incentive Fee payments if returns to stockholders did not meet an 8.0% annualized rate of return during the applicable fee measurement period, and resulted in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceeded an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

Until March 6, 2017, the Advisor was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2016, 2015 and 2014 was determined by reference to the four quarter periods ended on December 31, 2016, 2015 and 2014, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

The hurdle rate for each measurement period until March 6, 2017 was 2.0% multiplied by net asset values at the beginning of each calendar quarter during the measurement period, calculated after giving effect to any distributions that occurred during the measurement period until March 6, 2017. A portion of the Incentive Fee was based on income and a portion was based on capital gains. Each portion of the Incentive Fee is described below.

Quarterly Incentive Fee Based on Income Until March 6, 2017

For each trailing four quarters’ period until March 6, 2017, the Company paid the Advisor an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss), during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains / losses during the period, was in excess of (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

It should be noted that net realized capital gains / losses during the period were calculated as the proceeds received upon disposition less the fair market value as of the beginning of the measurement period. Since this calculation was not cumulative, but rather performed on a trailing four quarters period, fluctuations in fair market values were captured in net unrealized appreciation and depreciation of prior measurement periods.

The portion of the Incentive Fee based on income for each period equaled 50% of the period’s excess income amount, until the cumulative Incentive Fee payments for the period equaled 20% of the period’s income amount distributed or distributable to stockholders as described in clause (A) of the preceding paragraph. Thereafter, the portion of the Incentive Fee based on income for the period equaled 20% of the period’s amount distributed or distributable to stockholders.

For the years ended December 31, 2016, 2015 and 2014, both the previous and current Advisor together earned zero, $11,061 and $9,972,822 in Incentive Fees based on income, respectively.

Annual Incentive Fee Based on Capital Gains Until March 6, 2017

Until March 6, 2017, the portion of the Incentive Fee based on capital gains was calculated and paid on an annual basis beginning on July 1 of each annual period and ending on June 30 of the next calendar year. The portion of Incentive Fee based on capital gains was calculated in the same manner as such portion of the Incentive Fee in the prior investment agreement. For each annual period, the Company paid the Advisor an Incentive Fee on capital gains based on the amount by which (A) net realized capital gains, if any, exceeded gross unrealized capital depreciation, if any, occurring during the period in excess of (B) the amount, if any, by which the period’s hurdle rate exceeded the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

It should be noted that net realized capital gains during each period were calculated as the proceeds received upon disposition in excess of the lower of each security’s amortized cost, or the fair market value as of the beginning of the measurement period. Since this calculation was not cumulative, but rather performed on an annual period commencing each July 1, any unrealized depreciation on a security, if any, was captured in the gross unrealized depreciation of a prior period.

The portion of the Incentive Fee based on capital gains for each period equaled 50% of the period’s excess gain amount, until such payments equaled 20% of the period’s capital gain amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period equaled an amount such that the portion of the Incentive Fee payments to the Advisor based on capital gains for the period equals 20% of the period’s capital gain amount distributed or distributable to stockholders. The result of this formula was that, if the portion of the Incentive Fee based on income for the period exceeded the period’s hurdle, then the portion of the Incentive Fee based on capital gains was capped at 20% of the capital gain amount.

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation.

The capital gains Incentive Fee due and payable to the Advisor as calculated under the investment Management Agreement and prior management agreement as described above was zero at December 31, 2016, 2015 and 2014. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2016, 2015 and 2014 resulted in a capital gains Incentive Fee (reversal)/accrual of zero, $(3,200,520) and $17,533,209, respectively. The total cumulative accrued balance at December 31, 2016, 2015 and 2014 was zero, zero and $27,534,770, respectively.

Quarterly Incentive Fee Based on Income After March 6, 2017

The Management Agreement provides that after March 6, 2017 the Advisor or its affiliates may be entitled to an incentive management fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. The Company will pay the Advisor the portion of the Incentive Fee based on income for each period as follows:

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

See Note 14 to the consolidated financial statements for a description of recent developments related to our Incentive Fee based on income.

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

Calculation of Capital Gains

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

Duration and termination

Unless earlier terminated, the Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. In November 2016, our Board approved the Management Agreement for a successive 12 months. We may terminate the Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Management Agreement will also immediately terminate in the event of its assignment.

Administration agreement

We have entered into an administration agreement with BlackRock Financial Management, Inc., a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

For the years ended December 31, 2016, 2015 and 2014, we incurred $1,333,440, $1,614,561 and $1,955,460, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Competition

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, collateralized loan obligation (“CLO”) funds, commercial financing companies, insurance companies, high yield investors and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in middle-market companies. As a result of these new entrants, competition for investment opportunities at middle-market companies has intensified. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC.

Leverage

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date.

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Term Loan Credit Agreement (the “Term Loan”), which has a principal amount of $15,000,000. The Term Loan has a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.25%.

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

Our ability to achieve our investment objective depends on our ability to manage our business, which depends, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result is largely a function of the Advisor’s investment process and, in conjunction with the Administrator, its ability to provide competent, attentive and efficient services to us. Some of our executive officers and members of the US Private Capital’s investment committee have substantial responsibilities to other clients in addition to their activities and responsibilities on our behalf. The investment professionals dedicated to us may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on the members of senior management of the Advisor, particularly Michael J. Zugay and Jason A. Mehring, Managing Directors of the Advisor, and other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. There also could be no assurance the Advisor would replicate its historical success. In addition, we can offer no assurance that BlackRock Advisors, LLC will remain our investment adviser or that BlackRock Financial Management, Inc. will remain our Administrator.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at an adjourned special meeting of stockholders held on June 6, 2016, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on June 6, 2017.

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

Uncertainty regarding the United Kingdom Referendum Regarding Departure from the European Union could negatively impact our business, financial condition and earnings.

As a consequence of the United Kingdom’s vote to withdraw from the European Union, the government of the United Kingdom may give notice of its withdrawal from the European Union. There is still considerable uncertainty relating to the potential consequences and precise timeframe for the exit, how the negotiations for the terms of withdrawal and new trade agreements will be conducted, and whether the United Kingdom’s exit will increase the likelihood of other countries also departing the European Union. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased volatility and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Any further exits from the European Union, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.

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

As of December 31, 2016, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2016.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2016, substantially all of our assets were pledged as collateral under our Credit Facility, Term Loan, and Senior Secured Notes. If we default on our obligations under these debt facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures in February 2021, and any inability to renew, extend or replace our Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $440 million senior secured credit facility with a group of lenders, under which we had $190 million of indebtedness outstanding at December 31, 2016. Availability under our Credit Facility was $250 million at December 31, 2016. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750 million. The Credit Facility has a stated maturity date of February 19, 2021. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Our seven-year Senior Secured Notes mature in January 2018, and any inability to replace or repay our Senior Secured Notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

In January 2011, we closed a private placement issuance of $158 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17 million in aggregate principal amount of seven-year senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. The $158 million five-year, Senior Secured Notes matured on January 18, 2016 and were refinanced under the Company’s Credit Facility. There can be no assurance that we will be able to replace the Senior Secured Notes upon their maturity on terms that are favorable to us, if at all. Our ability to replace the Senior Secured Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to replace or repay the Senior Secured Notes at the time of their maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. We currently have outstanding $17 million of Senior Secured Notes, $115 million of Convertible Notes, a $15 million Term Loan, and $190 million outstanding on our Credit Facility. Lenders under our Credit Facility, Senior Secured Notes, Term Loan and Convertible Senior Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility, Term Loan and Senior Secured Notes.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2016, which represented borrowings equal to 35% of our total assets. On such date, we also had $957.1 million in total assets; an average cost of funds of 4.0%; $337.0 million in principal amount of debt outstanding; and $596.3 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2016 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 4.0% by the $337.0 million in principal amount of debt outstanding is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2016 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-18.3%	-10.3%	-2.2%	5.8%	13.8%

(1)	The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. A portion of such distributions may include a return of stockholder capital. Distributions in excess of our current and accumulated earnings and profits are considered non-taxable distributions and serve to reduce the basis of our shares in the hands of the common stockholders rather than being currently taxable, and as a result of the reduction of the basis of our shares, common shareholders may incur additional capital gains taxes or may have lower capital losses.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with U.S. generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount,” or OID, for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

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

The Advisor, its employees and members of US Private Capital’s investment committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

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

Our base management fee is calculated on the basis of total assets (excluding cash) including assets acquired with the proceeds of leverage. This may encourage the Advisor to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will not be able to monitor this conflict of interest.

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

As of March 6, 2015, we were no longer managed by Blackrock Kelso Capital Advisors LLC. We can provide no assurance that we will replicate our historical performance when we were managed by BlackRock Kelso Capital Advisors LLC and our investment returns may be substantially lower than our returns when we were managed by BlackRock Kelso Capital Advisors LLC. Accordingly, we can offer no assurance that the Advisor will be able to implement our investment objective with the same degree of success as BlackRock Kelso Capital Advisors LLC had in the past or that shares of our common stock will trade at or above the current level.

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

Increased geopolitical unrest, terrorist attacks, or acts of war may affect any market for our common stock, impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, both within the United States and abroad, as well as ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the global markets, loss of life, property damage, disruptions to commerce and reduced economic activity, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks are generally uninsurable.

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses that may have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our Advisor and other service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus, phishing scam or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information. Moreover, our Advisor’s and other service providers’ increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control. Our Advisor’s and other service providers’ reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt their operations and result in misappropriation, corruption or loss of personal, confidential or proprietary information. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

There have been a number of recent highly publicized cases involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments.

Our Advisor has been the target of attempted cyber-attacks, as well as the co-opting of its brand to create fraudulent websites, and must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt our Advisor’s operations and cause financial losses. In addition, due to our Advisor’s and other service providers’ interconnectivity with third-party vendors, central agents, exchanges, clearing houses and other financial institutions, our Advisor and other service providers may be adversely affected if any of them are subject to a successful cyber-attack or other information security event, including those arising due to the use of mobile and cloud technologies.

Our Advisor and other service providers also routinely transmit and receive personal, confidential or proprietary information by email and other electronic means. Our Advisor and other service providers collaborate with clients, vendors and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, our Advisor or our other service providers cannot ensure that they or such third parties have all appropriate controls in place to protect the confidentiality of such information.

Any information security incident or cyber-attack against our Advisor, our other service providers or third parties with whom they are connected, including any interception, mishandling or misuse of personal, confidential or proprietary information, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may have a material adverse effect on our business, results of operations and financial condition.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on credit markets and the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in July 2016, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

In November 2016, the U.S. held its Federal election and the Republican Party nominee was elected. The Republican Party now controls both the executive and legislative branches of government. Although it remains too early to accurately predict the forthcoming regulatory environment, a number of recent regulatory reforms, as well as proposals for future regulatory reform, may be blocked, repealed, modified or otherwise invalidated, including those that are in the process of being implemented. Potential reform initiatives or regulatory changes, including those arising out of or in connection with the presidential executive order dated February 3, 2017, that may directly or indirectly impact the Company’s business or operating activities include:

•	a repeal or modification of portions of the Dodd–Frank Act, including the Volcker Rule;

•	changes to the regulatory landscape of public companies, financial institutions and trading, advisory and asset management firms;

•	alterations to the SEC’s enforcement authority; and

•

the changing leadership at key financial regulatory agencies, including the SEC, the Office of the Comptroller of the Currency, the Commodity Futures Trading Commission, the Federal Reserve and the Financial Stability Oversight Council.

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

We invest primarily in privately held companies. Generally, little public information exists about these companies. We must therefore rely on the ability of our Advisor to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information generally are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

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

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might re-characterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

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

Our investments in the chemicals, plastics, and rubber sector are subject to various risks including costs of raw materials and energy, increased competition and extensive government regulation.

Our investments in the chemicals, plastics and rubber sectors are subject to various risks including risks related to the costs of raw materials and energy. General risks of companies in the chemicals, plastics, and rubber industries include safety or product liability issues, costs of raw materials and energy, including crude oil, and competition in global markets. The chemicals, plastics, and rubber industries are highly competitive, which puts pressure on prices. Prices are subject to international supply and demand as well as to the purchase costs of raw materials and energy. Markets for these products, as well as prices for raw materials and energy used by these industries, are cyclical and volatile and the costs of raw materials and energy represent a substantial portion of the industries’ production costs and operating expenses. In addition, manufacturing facilities in these industries are subject to planned and unplanned production shutdowns, turnarounds and outages, which could have an adverse effect on long-term production. Companies in these industries are also subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials. These requirements, and enforcement of these requirements, may become more stringent in the future. In addition, future regulatory or other developments could also restrict or eliminate the use of, or require companies in these industries to make modifications to, its products, packaging, manufacturing processes and technology, which could have a significant adverse impact on its financial condition, results of operations and cash flows.

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

We obtained approval at our 2016 Special Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2016 Special Meeting, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

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

If we fail to qualify for or maintain RIC status for any reason and are subject to corporate-level income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. The Code provides some relief from RIC disqualification due to failures of the income source and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the income source or asset diversification requirements.

Risks Relating to Our Common Stock

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2016 Special Meeting of Stockholders, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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

As previously disclosed, we were named as a defendant, together with 52nd Street Capital Advisors LLC (“52nd Street”), our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions that were filed by the families of the three decedents and certain injured persons (the “Plaintiffs”) on June 22, 2012 and August 23, 2012, in the Circuit Court of Hancock County in West Virginia (the “Litigation”). The cases, which were consolidated, involved three deaths and personal injuries to other employees that occurred on December 9, 2010 at the facilities of one of our portfolio companies.

We and 52nd Street settled the Litigation effective November 28, 2016 for $17,500,000 in exchange for the release and dismissal of all of Plaintiffs’ claims against us and 52nd Street.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC.” The following table lists the high and low closing sales price for our common stock, the closing sales price as a percentage of net asset value (“NAV”) per share, and quarterly distributions per share for the years ended December 31, 2016 and 2015.

		Closing Sales Price
	NAV(1)	High	Low	Quarter End Price	Premium/ Discount of High Sales Price to NAV(2)	Premium/ Discount of Low Sales Price to NAV(2)	Quarter End Price to NAV(3)	Declared Distributions
Year Ended December 31, 2016
First Quarter	$9.46	$9.54	$8.43	$9.41	1%	(11)%	(1)%	$0.21
Second Quarter	$9.13	$9.56	$7.36	$7.78	5%	(19)%	(15)%	$0.21
Third Quarter	$8.38	$8.83	$7.83	$8.28	5%	(7)%	(1)%	$0.21
Fourth Quarter	$8.21	$8.24	$6.78	$6.96	0%	(17)%	(15)%	$0.21
Year Ended December 31, 2015
First Quarter	$10.58	$9.35	$8.02	$9.06	(12)%	(24)%	(14)%	$0.21
Second Quarter	$10.56	$9.76	$9.07	$9.14	(8)%	(14)%	(13)%	$0.21
Third Quarter	$10.66	$9.51	$8.35	$8.86	(11)%	(22)%	(17)%	$0.21
Fourth Quarter	$10.17	$10.15	$8.91	$9.40	0%	(12)%	(8)%	$0.21

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each relevant quarter.
(2)	The High/Low Closing Sales Price is calculated as of the close of trading on the NASDAQ on a given day in the applicable quarter and the premium/discount of the High/Low Sales Price to NAV is calculated as a percentage of NAV.
(3)	Calculated as quarter end price divided by NAV.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the year ended December 31, 2016:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	$8.82	1,334,062	1,334,062	1,776,652
February 2016	8.74	28,151	28,151	1,748,501
March 2016	—	—	—	1,748,501
April 2016	—	—	—	1,748,501
May 2016	7.54	541,851	541,851	1,206,650
June 2016	—	—	—	1,206,650
July 2016	—	—	—	1,206,650
August 2016	—	—	—	1,206,650
September 2016	—	—	—	1,206,650
October 2016	—	—	—	1,206,650
November 2016	—	—	—	1,206,650
December 2016	—	—	—	1,206,650

	$8.45	1,904,064	1,904,064

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash.

Holders

At March 8, 2017, there were approximately 267 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2014:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	December 24, 2014	January 7, 2015
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2016, 2015 and 2014.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2016, 2015 and 2014, distributions reinvested pursuant to our dividend reinvestment plan totaled $3,959,945, $3,700,331 and $4,143,503, respectively.

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

In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash. As long as a sufficient portion of such distribution is paid in cash and certain requirements are met, the entire distribution would generally be treated as a dividend for U.S. federal income tax purposes.

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Total Return Index and the Russell 2000 Index for the period December 31, 2011 through December 31, 2016. The graph assumes that, on December 31, 2011, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Total Return Index, and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, or the Exchange Act, as amended. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6.	Selected Financial Data

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2016 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$117,440	$129,411	$134,418	$131,626	$147,291
Total Expenses	63,403	54,220	84,046	83,988	73,629
Net Investment Income	54,037	75,191	50,372	47,638	73,662
Net Realized and Unrealized Gain (Loss)	(138,328)	(36,566)	86,868	45,351	(16,310)
Net Increase (Decrease) in Net Assets Resulting from Operations	(84,292)	38,625	137,240	92,989	57,351
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$8.21	$10.17	$10.49	$9.54	$9.31
Market Price at Year End	6.96	9.40	8.20	9.33	10.06
Net Investment Income	0.74	1.01	0.68	0.64	1.00
Net Realized and Unrealized Gain (Loss)	(1.90)	(0.49)	1.16	0.61	(0.22)
Net Increase (Decrease) in Net Assets Resulting from Operations	(1.16)	0.52	1.84	1.25	0.78
Distributions Declared	0.84	0.84	0.89	1.04	1.04
Consolidated Balance Sheet Data at Year End:
Total Assets	$957,067	$1,150,315	$1,302,056	$1,281,647	$1,090,018
Borrowings Outstanding	336,722	364,475	448,228	477,981	346,850
Total Net Assets	596,320	753,753	781,959	709,704	687,380
Other Data:
Total Return(1)	(18.1)%	26.5%	(2.2)%	3.6%	38.0%
Number of Portfolio Companies at Year End	38	45	47	51	47
Value of Investments at Year End	$931,123	$1,116,997	$1,257,717	$1,217,972	$1,061,598
Yield on Investments at Year End(2)	10.5%	11.0%	11.6%	12.0%	12.2%

Figures may not total due to rounding

(1)	For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Yield on investments at year end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at year end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to factors previously disclosed in our SEC reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital, including our ability to obtain continued financing on favorable terms;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of increased competition;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	potential conflicts of interest in the allocation of opportunities between us and other investment funds managed by the Advisor or its affiliates;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	changes in law and policy accompanying the new administration and uncertainty pending any such changes;

•

increased geopolitical unrest, terrorist attacks or acts of war, which may adversely affect the general economy, domestic and local financial and capital markets, or the specific industries of our portfolio companies;

•	changes and volatility in political, economic or industry conditions, the interest rate environment, foreign exchange rates or financial and capital markets;

•	the unfavorable resolution of legal proceedings; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, interest and credit facility fees, expenses reimbursable under the investment management agreement, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions including those relating to:

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

Management considers the significant accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently issued accounting pronouncements. Management considers Investments to be an area deemed a critical accounting policy.

Financial and operating highlights

At December 31, 2016:

Investment Portfolio: $931.1 million

Net Assets: $596.3 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and Senior Secured Notes): $336.7 million

Net Asset Value per share: $8.21

Portfolio Activity for the Year Ended December 31, 2016:

Cost of investments during period, including PIK: $325.4 million

Sales, repayments and other exits during period: $377.2 million

Number of portfolio companies at end of period: 38

Operating Results for the Year Ended December 31, 2016:

Net investment income per share: $0.74

Distributions declared per share: $0.84

Basic loss per share: $1.16

Net investment income: $54.0 million

Net realized and unrealized loss: $138.3 million

Net decrease in net assets from operations: $84.3 million

Net investment income per share, as adjusted1: $0.74

Basic loss per share, as adjusted1: $1.16

Net investment income, as adjusted1: $54.0 million

Net decrease in net assets from operations, as adjusted1: $84.3 million

As Adjusted[1]: Amounts are adjusted to remove the incentive management fee expense based on gains, as required by GAAP, and to include only the incremental incentive management fee expense based on income. The incremental incentive management fee is calculated based on the current quarter’s incremental earnings and without any reduction for incentive management fees paid during the prior calendar quarters. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

During the year ended December 31, 2016, we invested approximately $325.4 million. The new investments consisted of senior loans secured by first liens ($63.2 million, or 19.5% of the total new investments) or second liens ($81.8 million, or 25.1% of the total new investments), senior secured notes ($36.8 million, or 11.3% of the total new investments) and unsecured or subordinated debt securities and equity securities ($143.6 million, or 44.1% of the total new investments). Additionally, we received proceeds from sales, repayments and other exits of approximately $377.2 million during the year ended December 31, 2016.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At December 31, 2016, our portfolio of $931.1 million (at fair value) consisted of 38 portfolio companies and was invested 59% in senior secured loans, 17% in unsecured or subordinated debt securities, 17% in equity investments and 7% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $31.8 million at December 31, 2016. Our largest portfolio company investment by value was approximately $87.4 million and our five largest portfolio company investments by value comprised approximately 27% of our portfolio at December 31, 2016. At December 31, 2015, our portfolio of $1,117.0 million (at fair value) consisted of 45 portfolio companies and was invested 68% in senior secured loans, 15% in unsecured or subordinated debt securities, 11% in equity investments and 6% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.5 million at December 31, 2015. Our largest portfolio company investment by value was approximately $64.7 million and our five largest portfolio company investments by value comprised approximately 24% of our portfolio at December 31, 2015.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At December 31, 2016, our top three industry concentrations at fair value consisted of Finance (21.1%), Chemicals, Plastics, & Rubber (12.3%) and Services: Business (11.4%). At December 31, 2015, our top three industry concentrations at fair value consisted of Healthcare & Pharmaceuticals (12.8%), Consumer Goods: Durable (12.3%) and Chemicals, Plastics, & Rubber (10.9%) (See Note 5).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.7% at December 31, 2016 and 11.6% at December 31, 2015. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.3% and 12.4%, respectively, at December 31, 2016, versus 11.4% and 13.0%, at December 31, 2015. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.5% at December 31, 2016 and 11.0% at December 31, 2015. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.5% and 10.8%, respectively, at December 31, 2016, versus 11.0% and 11.2%, respectively, at December 31, 2015.

At December 31, 2016, 71% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 29% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 71% at December 31, 2016. At December 31, 2015, 70% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate, and 30% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest subject to an interest rate floor was 68% at December 31, 2015.

Results of operations

Results comparisons are for the years ended December 31, 2016, 2015 and 2014.

Investment income

Investment income totaled $117,439,655, $129,410,607 and $134,417,599, respectively, for the years ended December 31, 2016, 2015 and 2014, of which $77,140,788, $83,482,008 and $77,233,860 were attributable to interest and fees on senior secured loans, $32,937,283, $40,396,745 and $53,299,895 to interest and fees earned on other debt securities, $6,239,257, $5,524,712 and $2,756,466 to dividends from equity securities, $22,327, $7,142 and $6,752 to interest earned on short-term investments and cash equivalents, and $1,100,000, zero and $1,120,626 to other income, respectively. The $1,100,000 other income amount for the current year is a reimbursement in connection with the legal settlement expense that was incurred during the third quarter of 2016. The more than 9% decline in investment income as compared to the 2015 period is primarily attributable to 5.4%, 11.1%, 12.7%, and 15.3% of the debt portfolio, at amortized cost, on non-accrual status as of the end of the fourth, third, second and first quarters of 2016, respectively. In addition, there was a 20% decrease in the December 31, 2016 income producing debt portfolio, at amortized cost, as compared to December 31, 2015. Fee income earned, however, for the 2016 year was 45% higher than fee income earned for the 2015 year.

Interest income is comprised of approximately 9% of PIK interest for the year ended December 31, 2016.

Expenses

Total expenses for the years ended December 31, 2016, 2015 and 2014 were $63,403,090, $54,219,564 and $84,045,893, respectively, which consisted of $21,460,909, $24,678,087 and $23,641,231 in base management fees, $17,500,000, zero and zero of a one-time legal settlement expense related to a former portfolio company (See Note 9), $16,661,674, $24,290,518 and $24,586,975 in interest and credit facility fees, zero, $(3,189,459) and $27,506,031 in incentive management fees, $2,544,235, $2,081,220 and $2,220,665 in professional fees, $1,683,444, $2,412,700 and $2,685,328 in investment advisor expenses and administrative service expenses, $706,500, $698,500 and $725,500 in director fees, and $2,846,328, $3,247,998 and $2,680,163 in other expenses, respectively.

The 13% decrease in the current year base management fees is due to a decline in the total assets on which management fees are calculated (in arrears), primarily resulting from $53,748,320 of unrealized losses for 2016 as well as $51,745,089 of net sales, repayments and other exits for the year. Professional fees incurred for the current year were 22% and 15% higher than the 2015 and 2014 amounts, respectively, due primarily to non-recurring legal fees in connection with a legal settlement related to a former portfolio company during 2016. Interest and credit facility fees incurred during the year declined 31% and 32%, respectively, as compared to 2015 and 2014, due to the refinancing of the Senior Secured Notes under the Credit Facility during January 2016, as well as the refinancing of the Credit Facility during February 2016 which reduced pricing up to 50 basis points per annum. Investment advisor and administrative services expenses for 2016 declined 30% and 37% over the 2015 and 2014 years, respectively, due to streamlining the finance group to capture value created from being fully integrated on to the BlackRock platform during the third quarter of 2015, which is fully reflected in the current year amount. Other expenses for the current year decreased 12% from 2015 due largely to a one-time blocker tax expense included in the 2015 amount.

Of the incentive management fee totals for the years ended December 31, 2016, 2015 and 2014, zero, $11,061 and $9,972,822, respectively, were incentive management fees based on income and zero, $(3,200,520) and $17,533,209, respectively, were incentive management fees based on gains. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative. It should be noted, however, that a fee so calculated and accrued is not due and payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $54,036,565, $75,191,043 and $50,371,706, respectively, for the years ended December 31, 2016, 2015 and 2014. The current year decrease was due to a 9% decline in investment income due largely to non-accruals during 2016, as well as a smaller income earning portfolio overall, as compared to 2015. Total expenses during the current year increased 17% over 2015 primarily due to a one-time legal settlement expense incurred of $17,500,000 (See Note 9) during 2016. The legal settlement expense was partially offset by decreases in interest and credit facility charges, base management fees, and investment advisor and administrative services expenses for the current year.

Net realized gain or loss

Net realized gain (loss) was $(84,580,169), $122,257,526 and $97,080,348, respectively, for the years ended December 31, 2016, 2015 and 2014. Of the current year losses, $82,838,804 was driven by losses realized on the restructuring of our debt and equity investments in ETX Energy, LLC, et al., (“New Gulf”), as well as the restructuring of our debt investments in Hunter Defense Technologies, Inc. (“Hunter”) and Vertellus Specialties Inc. (“Vertellus”). Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gains for the year ended December 31, 2015 were generated primarily from the sales of our equity investments in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation and USI Senior Holdings, Inc., partially offset by realized losses on the restructuring of our investments in Red Apple Stores Inc., WBS Group LLC and Westward Dough Holdings, LLC. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods. Net realized gains for the year ended December 31, 2014 were primarily from the sales of Arclin Cayman Holdings Ltd., Electrical Components International and Advanstar Communications, Inc.

Net unrealized appreciation or depreciation

For the year ended December 31, 2016, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $53,748,320 comprised of $128,811,954 of overall net declines due to portfolio valuations during the year, partially offset by $75,063,634 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions, namely the New Gulf, Hunter and Vertellus restructurings. For the year ended December 31, 2015, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $158,823,485 primarily resulting from the reversal of previously recognized appreciation associated with the sale of our equity positions in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation, and USI Senior Holdings, Inc. For the year ended December 31, 2014, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $10,212,018 primarily resulting from the reversal of previously recognized appreciation associated with the sales of equity holdings in Arclin Cayman Holdings Ltd., Electrical Components International and Advanstar Communications, Inc. during the year, as well as a net foreign currency translation loss of $681,195.

Net increase or decrease in net assets resulting from operations

The net increase (decrease) in net assets resulting from operations was $(84,291,924), $38,625,084 and $137,240,036, respectively, for the years ended December 31, 2016, 2015 and 2014. As compared to the year ended December 31, 2015, the decrease during the current year is reflective of an overall decrease in net investment income of approximately 28%, taken in conjunction with an increase in net realized and unrealized losses of $101,762,530 year-over-year. As compared to the year ending December 31, 2014, the decrease during the current year is reflective of an overall increase in net investment income of approximately 7%, as well as a shift from net realized and unrealized gains of $86,868,330 to net realized and unrealized losses of $138,328,489, for each of the respective years.

Financial condition, liquidity and capital resources

During the year ended December 31, 2016, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2016 was $98,848,229. Our primary source of cash from operating activities during the year consisted of proceeds from sales and repayments of $377,154,842, net of purchases of $325,409,753, which includes PIK of $11,958,325, for a net source of $51,745,089.

Net cash used in financing activities for the year ended December 31, 2016 was $100,554,592. Our uses of cash for financing activities consisted of cash distributions paid of $57,345,936, purchases of treasury stock of $16,093,205, and $27,115,451 in debt repayments, net of borrowings under the Credit Facility.

During the year ended December 31, 2015, we generated operating cash flows primarily from interest earned and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2015 was $152,766,096. Our primary source of cash from operating activities during the year consisted of proceeds from sales and repayments of $417,736,483, net of purchases of $311,838,936, which includes PIK of $10,348,618, for a net source of $105,897,547.

Net cash used in financing activities for the year ended December 31, 2015 was $150,678,070. Our primary use of cash for financing activities was $83,752,256 of repayments net of borrowings under the Credit Facility and distributions of $59,000,183.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2016 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$190.0	$—	$—	$190.0	$—
Term Loan	15.0	—	15.0	—	—
Senior Secured Notes	17.0	—	17.0	—	—
Convertible Notes	114.7	—	114.7	—	—
Interest and Credit Facility Fees Payable	3.3	3.3	—	—	—

(1)	At December 31, 2016, $250.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2016 and 2015. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2016 and 2015, the Company was obligated to existing portfolio companies for unfunded commitments of $43.5 million and $13.1 million, respectively. Of the $43.5 million total unfunded commitments at December 31, 2016, $42.5 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC, a newly formed joint venture (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Recent developments

On January 30, 2017, Francois de Saint Phalle notified us that he will resign as a Director effective as of the end of the day on May 5, 2017. Mr. de Saint Phalle’s decision was not a result of any disagreement with us.

On March 7, 2017 our Board of Directors declared a distribution of $0.18 per share, payable on April 3, 2017 to stockholders of record at the close of business on March 20, 2017.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2016, 71% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 100% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility and Term Loans bear interest at variable rates with no interest rate floors, while our Senior Secured Notes and Convertible Notes bear interest at fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of December 31, 2016, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($’s in millions, except per share data)
Up 400 basis points	$13.8	$0.19
Up 300 basis points	$10.3	$0.14
Up 200 basis points	$6.7	$0.09
Up 100 basis points	$3.2	$0.04
Down 100 basis points	$1.6	$0.02

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2016, 2015 and 2014, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The Company’s internal control over financial reporting as of December 31, 2016 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

We have audited the internal control over financial reporting of BlackRock Capital Investment Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2016, and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for the year then ended of the Company and our report dated March 8, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

New York, New York

March 8, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2017 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

(2)	Consolidated Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(3)	Exhibits—Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Capital Investment Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (5)

10.1	Investment Management Agreement between the Registrant and BlackRock Advisors, LLC (4)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (5)

10.3	Amended and Restated Dividend Reinvestment Plan (6)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (5)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (4)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (5)

10.7	Sub-Administration and Accounting Services Agreement by and among the Registrant, PNC Global Investment Servicing Inc. and BlackRock Financial Management, Inc. (5)

10.8	Waiver Reliance Letter between the Registrant and BlackRock Kelso Capital Advisors LLC (5)

10.9	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 as amended and restated as of March 27, 2014 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (8)

10.10	Note Purchase Agreement, dated as of January 18, 2011, among the Registrant and the purchasers party thereto (9)

10.11	Indenture dated February 19, 2013 relating to the 5.50% Convertible Senior Notes due 2018 (7)

10.12	Form of Global Note 5.50% Convertible Senior Note due 2018 (included as part of exhibit 4.2) (7)

10.13	Limited Liability Company Agreement, dated as of June 23, 2016, between the Registrant and Windward Investments LLC (12)

Number	Description

10.14*	Settlement Agreement among the Registrant, 52nd Street Capital Advisors LLC and Flora Fish, dated as of November 22, 2016

10.15*	Settlement Agreement among the Registrant, 52nd Street Capital Advisors LLC and Jerry Fish, dated as of November 23, 2016

10.16*	Settlement Agreement among the Registrant, 52nd Street Capital Advisors LLC and William Fish, dated as of November 22, 2016

10.17*	Settlement Agreement among the Registrant, 52nd Street Capital Advisors LLC, Tina Bartley, Cathy Majoris and Megan Swain, dated as of November 23, 2016

10.18*	Settlement Agreement among the Registrant, 52nd Street Capital Advisors LLC, David Scott Williams and Ruth Willams, dated as of November 28, 2016

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (10)

14.2	Code of Ethics and Business Conduct of the Registrant (11)

14.3	Code of Ethics of the Advisor (5)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(4)	Filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(5)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(6)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(7)	Previously filed with the Registrant’s Form 8-K dated as of February 19, 2013.
(8)	Previously filed with the Registrant’s Form 8-K dated as of March 27, 2014.
(9)	Previously filed with the Registrant’s Form 8-K dated as of January 18, 2011.
(10)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(12)	Previously filed with the Registrant’s Form 8-K dated as of June 29, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016 and the consolidated financial highlights for each of the five years in the period then ended. These consolidated financial statements and consolidated financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2016 and 2015, by correspondence with the custodian, loan agents or borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of BlackRock Capital Investment Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2016 and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 8, 2017

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2016	December 31, 2015
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $586,176,755 and $876,732,386)	$512,308,390	$826,766,931
Non-controlled, affiliated investments (cost of $112,640,458 and $62,003,676)	109,342,171	67,163,896
Controlled investments (cost of $322,768,014 and $214,393,103)	309,472,929	223,065,737

Total investments at fair value (cost of $1,021,585,227 and $1,153,129,165)	931,123,490	1,116,996,564
Cash and cash equivalents	10,707,834	12,414,200
Receivable for investments sold	449,578	1,408,841
Interest and fees receivable	10,750,723	13,531,749
Prepaid expenses and other assets	4,035,866	4,040,147

Total Assets	$957,067,491	$1,148,391,501

Liabilities
Debt	$335,667,906	$362,551,503
Interest payable	3,041,680	7,826,690
Distributions payable	15,262,010	15,560,829
Base management fees payable	4,860,614	5,986,455
Accrued administrative services	—	219,917
Other accrued expenses and payables	1,914,912	2,493,492

Total Liabilities	360,747,122	394,638,886

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,228,207 and 76,747,083 issued and 72,676,242 and 74,099,182 outstanding	77,228	76,747
Paid-in capital in excess of par	877,300,709	873,338,049
Undistributed / (Distributions in excess of) net investment income	(7,965,655)	(17,112)
Accumulated net realized loss	(144,527,577)	(60,922,258)
Net unrealized appreciation (depreciation)	(92,261,515)	(38,513,195)
Treasury stock at cost, 4,551,965 and 2,647,901 shares held	(36,302,821)	(20,209,616)

Total Net Assets	596,320,369	753,752,615

Total Liabilities and Net Assets	$957,067,491	$1,148,391,501

Net Asset Value Per Share	$8.21	$10.17

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$76,316,526	$94,575,801	$92,181,667
Non-controlled, affiliated investments	5,946,132	5,832,038	5,089,397
Controlled investments	19,794,802	17,902,315	13,293,622

Total interest income	102,057,460	118,310,154	110,564,686

Fee income:
Non-controlled, non-affiliated investments: prepayment fees	3,023,253	2,059,868	7,430,766
Non-controlled, non-affiliated investments: capital structuring fees	1,854,018	1,127,140	7,675,717
Non-controlled, non- affiliated investments: other	2,903,296	2,060,700	2,771,263
Controlled investments	291,640	328,033	3,218,701

Total fee income	8,072,207	5,575,741	21,096,447

Dividend income:
Non-controlled, non-affiliated investments	774,235	1,013,960	224,814
Non-controlled, affiliated investments	1,869,769	1,633,135	2,229,738
Controlled investments	3,565,984	2,877,617	301,914

Total dividend income	6,209,988	5,524,712	2,756,466

Other income	1,100,000	—	—

Total investment income	117,439,655	129,410,607	134,417,599

Expenses:
Base management fees	21,460,909	24,678,087	23,641,231
Legal settlement (See Note 9)	17,500,000	—	—
Incentive management fees	—	(3,189,459)	27,506,031
Interest and credit facility fees	16,661,674	24,290,518	24,586,975
Professional fees	2,544,235	2,081,220	2,220,665
Administrative services	1,333,440	1,614,561	1,955,460
Director fees	706,500	698,500	725,500
Investment advisor expenses	350,004	798,139	729,868
Other	2,846,328	3,247,998	2,680,163

Total expenses	63,403,090	54,219,564	84,045,893

Net Investment Income	54,036,565	75,191,043	50,371,706

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(83,048,145)	28,721,448	34,440,557
Non-controlled, affiliated investments	—	121,381,408	14,509,924
Controlled investments	(1,532,024)	(27,845,330)	48,129,867

Net realized gain (loss)	(84,580,169)	122,257,526	97,080,348

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(25,979,691)	(66,265,415)	(7,556,580)
Non-controlled, affiliated investments	(6,008,885)	(114,059,303)	60,637,440
Controlled investments	(21,967,719)	22,751,536	(62,611,683)
Foreign currency translation	207,975	(1,250,303)	(681,195)

Net change in unrealized appreciation (depreciation)	(53,748,320)	(158,823,485)	(10,212,018)

Net realized and unrealized gain (loss)	(138,328,489)	(36,565,959)	86,868,330

Net Increase (Decrease) in Net Assets Resulting from Operations	$(84,291,924)	$38,625,084	$137,240,036

Net Investment Income Per Share—basic	$0.74	$1.01	$0.68

Earnings (Loss) Per Share—basic	$(1.16)	$0.52	$1.84

Average Shares Outstanding—basic	72,757,978	74,576,277	74,539,159

Net Investment Income Per Share—diluted	$0.74	$0.97	$0.67

Earnings (Loss) Per Share—diluted	$(1.16)	$0.54	$1.71

Average Shares Outstanding—diluted	72,757,978	84,473,005	84,435,886

Distributions Declared Per Share	$0.84	$0.84	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	December 31, 2016	December 31, 2015	December 31, 2014
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$54,036,565	$75,191,043	$50,371,706
Net realized gain (loss)	(84,580,169)	122,257,526	97,080,348
Net change in unrealized appreciation (depreciation)	(53,748,320)	(158,823,485)	(10,212,018)

Net increase (decrease) in net assets resulting from operations	(84,291,924)	38,625,084	137,240,036

Distributions to Stockholders from(1):
Net investment income	(61,007,062)	(59,806,876)	(47,252,222)
Distributions in excess of net investment income	—	(2,799,461)	—
Tax return of capital	—	—	(19,069,182)

Total distributions	(61,007,062)	(62,606,337)	(66,321,404)

Capital Share Transactions:
Reinvestment of distributions	3,959,945	3,700,331	4,143,503
Purchases of treasury stock	(16,093,205)	(7,925,631)	(2,807,308)

Net increase (decrease) in net assets resulting from capital share transactions	(12,133,260)	(4,225,300)	1,336,195

Total Increase (Decrease) in Net Assets	(157,432,246)	(28,206,553)	72,254,827
Net assets at beginning of year	753,752,615	781,959,168	709,704,341

Net assets at end of year	$596,320,369	$753,752,615	$781,959,168

Capital Share Activity:
Shares issued from reinvestment of distributions	481,124	440,846	478,545
Purchases of treasury stock	(1,904,064)	(889,286)	(333,108)

Net increase (decrease) in shares outstanding	(1,422,940)	(448,440)	145,437

(1)	Distributions for annual periods determined in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	December 31, 2016	December 31, 2015	December 31, 2014
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(84,291,924)	$38,625,084	$137,240,036
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest and dividends	(11,958,325)	(10,348,618)	(4,765,115)
Net amortization on investments	(4,563,399)	(3,718,531)	(5,247,327)
Amortization of debt issuance costs	1,640,654	2,081,949	2,113,201
Net change in unrealized (appreciation) depreciation on investments	53,956,295	157,573,182	9,530,823
Net change in unrealized (appreciation) depreciation on foreign currency translation	(207,975)	1,250,303	681,195
Net realized (gain) loss on investments	84,580,169	(122,257,526)	(97,080,348)
Changes in operating assets:
Purchase of investments	(313,451,428)	(301,490,318)	(526,928,302)
Proceeds from disposition of investments	377,154,842	417,736,483	583,539,161
Change in receivable for investments sold	949,318	8,951,361	12,396,084
Change in interest and fees receivable	2,781,026	(112,717)	(2,385,971)
Change in prepaid expenses and other assets	(1,404,519)	2,187,651	(936,558)
Changes in operating liabilities:
Change in payable for investments purchased	—	—	(21,000,000)
Change in interest payable	(4,785,010)	(91,739)	22,413
Change in base management fees payable	(1,125,841)	237,236	(54,278)
Change in incentive management fees payable	—	(37,507,592)	2,782,388
Change in accrued administrative services	(219,917)	(21,583)	(28,500)
Change in other accrued expenses and payables	(205,740)	(328,529)	401,178

Net cash provided by (used in) operating activities	98,848,226	152,766,096	90,280,080

Financing Activities:
Distributions paid in cash	(57,345,936)	(59,000,183)	(65,867,576)
Proceeds from debt	431,884,549	242,247,744	628,246,194
Repayments of debt	(459,000,000)	(326,000,000)	(658,000,000)
Purchase of treasury stock	(16,093,205)	(7,925,631)	(2,807,308)

Net cash provided by (used in) financing activities	(100,554,592)	(150,678,070)	(98,428,690)

Net increase (decrease) in cash	(1,706,366)	2,088,026	(8,148,610)
Cash and cash equivalents, beginning of period	12,414,200	10,326,174	18,474,784

Cash and cash equivalents, end of period	$10,707,834	$12,414,200	$10,326,174

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$18,600,732	$20,891,371	$21,108,094
Taxes	$354,829	$612,338	$228,506
Distributions reinvested	$3,959,945	$3,700,331	$4,143,503

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—10.7%
Advanced Lighting Technologies, Inc., First Lien(e)(k)	Capital Equipment	10.50%	6/1/19	$20,000,000	$18,682,622	$5,000,000
AGY Holding Corp., Second Lien(g)(k)	Chemicals, Plastics, & Rubber	11.00%	11/15/18	21,762,500	21,396,864	21,109,625
Wink Holdco, Inc., Second Lien(k)	Insurance	11.00% (L + 1000, 1.00% Floor)	9/30/22	37,500,000	36,837,191	37,500,000

Total Senior Secured Notes					76,916,677	63,609,625

Unsecured Debt—21.3%
CB-HDT Holdings, Inc.(h)(k)(q)	Aerospace & Defense	12.00% PIK	12/15/19	4,477,360	4,477,360	4,477,360
Gordon Brothers Finance Company(h)(r)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	87,429,682	87,429,682	87,429,682
SVP Worldwide Ltd.(i)(l)(q)	Consumer Goods: Durable	16.00% (2.50% Cash / 13.50% PIK)	6/27/18	56,657,424	55,262,989	35,410,890

Total Unsecured Debt					147,170,031	127,317,932

Subordinated Debt—4.8%
First Boston Construction Holdings, LLC(h)(l)(q)	Finance	12.00%	12/31/20	28,800,000	28,800,000	28,800,000

Total Subordinated Debt					28,800,000	28,800,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—92.0%(f)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$18,900,000	$18,900,000	$18,900,000
AGY Holding Corp., First Lien(g)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	24,021,390	24,021,390	24,021,390
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(h)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	736,685	732,879	736,685
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(h)	Services: Business	7.00% (L + 600,1.00% Floor)	6/27/18	11,271,747	10,648,390	11,271,747
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	36,566,118	36,566,118	36,566,118
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,878,533	13,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800,1.00% Floor)	7/7/20	19,700,000	19,144,826	19,700,000
Loar Group Inc., Second Lien	Aerospace & Defense	10.25% (L + 925,1.00% Floor)	7/12/22	15,000,000	14,743,818	15,000,000
MBS Group Holdings Inc., First Lien(h)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
Oxford Mining Company, LLC, First Lien(q)	Metals & Mining	12.45% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	25,946,053	25,946,053	25,686,593
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	11.00% (L + 1000, 1.00% Floor)	6/9/23	20,000,000	20,000,000	20,000,000
Pomeroy Group LLC, Second Lien	Services: Business	11.64% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,056,251	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,812,661	32,000,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Red Apple Stores Inc., Second Lien(h)(i)(l)	Retail	10.00%	7/24/20	$23,050,000	$23,050,000	$14,291,000
Shoreline Energy LLC, Second Lien(e)(q)(s)	Energy: Oil & Gas	16.00% (Base + 825, 2.25% Floor Cash / 2.00% PIK)	3/30/19	28,240,003	27,236,933	—
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	4,593,750	4,515,865	4,065,468
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,877,098	3,250,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.50% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,571,248	25,000,000
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925, 1.00% Floor)	9/24/20	20,000,000	19,685,726	20,000,000
U.S. Well Services, LLC, First Lien(q)(s)	Energy: Oil & Gas	14.11% (L + 1150, 0.50% Floor PIK)	5/2/19	50,083,741	50,083,741	43,572,855
Vertellus Holdings LLC, First Lien(g)	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(g)	Chemicals, Plastics, & Rubber	13.00% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	15,109,890
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	33,882,271	33,407,686	33,882,271

Total Senior Secured Loans					589,950,404	548,515,315

Preferred Stock—9.7%
Advantage Insurance Inc.(g)(k)	Insurance	8.00% PIK		750,000	9,582,578	8,130,000
CB-HDT Holdings, Inc., Series L(d)(h)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(h)(r)	Finance	13.50%		20,497	20,497,135	20,497,135
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	8,090,828	6,422,056
Red Apple Stores Inc.(d)(h)(i)(l)	Retail			6,806,383	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
USI Senior Holdings, Inc. (United Subcontractors)(d)	Construction & Building			260,798	$5,374,318	$7,823,936

Total Preferred Stock					58,544,859	57,873,127

Common Stock—6.3%(d)
Bankruptcy Management Solutions, Inc.(h)	Services: Business			370,122	16,654,505	19,586,856
CB-HDT Holdings, Inc., Series A(h)	Aerospace & Defense			744,723	7,447,230	7,447,230
Gordon Brothers Finance Company(h)(r)	Finance			10,598	10,598,300	10,598,300
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	—	—
MBS Group Holdings Inc.(h)(p)	Services: Business			8,500	1,000	—
Red Apple Stores Inc.(h)(i)(j)(l)	Retail			8,756,859	6,519,298	—

Total Common Stock					41,220,333	37,632,386

Limited Partnership/Limited Liability Company Interests—11.3%
BCIC Senior Loan Partners, LLC(h)(k)(l)	Finance			42,526,097	42,526,097	41,675,575
ECI Cayman Holdings, LP(d)(i)(k)(l)	High Tech Industries			3,189	2,238,811	2,842,546
ETX Energy, LLC(d)(g)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(d)(g)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(d)(h)(l)	Finance			7,200,000	7,200,000	7,544,001
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	239,245	1,418,348
Loar Group LLC(d)	Aerospace & Defense			1,500,000	1,500,000	1,683,878
Marsico Holdings, LLC(d)(k)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC(k)(m)	Energy: Oil & Gas	8.00% PIK		8,085	9,572,495	—
V Global Holdings LLC(d)(g)(o)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	12,087,912
Westward Dough Holdings, LLC, Class D(d)(n)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					77,102,335	67,257,747

Equity Warrants/Options—0.0%(d)
Bankruptcy Management Solutions, Inc., Tranche A(h)	Services: Business		expire 6/27/18	28,464	375,040	117,358

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Bankruptcy Management Solutions, Inc., Tranche B(h)	Services: Business		expire 6/27/19	30,654	$342,295	$—
Bankruptcy Management Solutions, Inc., Tranche C(h)	Services: Business		expire 6/27/20	45,981	468,803	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	444,450	—

Total Equity Warrants/Options					1,880,588	117,358

TOTAL INVESTMENTS—156.1%					$1,021,585,227	931,123,490

OTHER ASSETS & LIABILITIES (NET)—(56.1)%						(334,803,121)

NET ASSETS—100.0%						$596,320,369

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing equity securities at December 31, 2016.
(e)	Non-accrual status at December 31, 2016 and therefore non-income producing. At December 31, 2016, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.7% and 5.4%, respectively.
(f)	Approximately 77% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 0.50% to 2.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2016 of all contracts within the specified loan facility.
(g)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(h)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Original purchase denominated in Canadian dollars.
(k)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 20.2% of the Company’s net assets at December 31, 2016.
(l)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of V Global Holdings LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.
(q)	Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 8.6% of interest income earned for the year ended December 31, 2016. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Inc.
Preferred Stock	$8,872,757	$709,821	$—	$(1,452,578)	$8,130,000		$—	$—	$—	$709,821
AGY Holding Corp.:
Senior Secured Note	21,327,250	334,527	—	(552,152)	21,109,625		—	2,728,403	—	—
Senior Secured Loan	19,763,384	4,258,006	—	—	24,021,390		—	2,492,602	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	9,376,565	1,159,948	—	(4,114,457)	6,422,056		—	—	—	1,159,948
Common Stock	—	—	—	—	—		—	—	—	—
ETX Energy, LLC
Limited Liability Co. Interest	—	—	—	—	—	†	—	—	—	—
ETX Energy Management Company, LLC
Limited Liability Co. Interest	—	—	—	—	—	†	—	—	—	—
USI Senior Holdings, Inc.
Preferred Stock	7,823,940	—	(7,823,940)	—	—	††	—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	—	22,461,298	—	—	22,461,298	†	—	386,833	—	—
Senior Secured Loan, Second Lien	—	15,109,890	—	—	15,109,890	†	—	338,294	—	—
V Global Holdings LLC
Limited Liability Co. Interest	—	11,977,610	—	110,302	12,087,912	†	—	—	—	—

Totals	$67,163,896	$56,011,100	$(7,823,940)	$(6,008,885)	$109,342,171		$—	$5,946,132	$—	$1,869,769

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into the non-controlled, affiliated category from the non-controlled, non-affiliated category.
††	Investment moved out of the non-controlled, affiliated category into the non-controlled, non-affiliated category.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2016 represents 18.3% of the Company’s net assets.

(r)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the years ending December 31, 2016 and 2015 is shown below:

	Year ended December 31, 2016	Year ended December 31, 2015
($ in millions)
Total assets	$414.2	$270.5
Total senior debt	$248.9	$135.5
Total revenue	$31.4	$28.7
Net change in owners’ equity resulting from operations	$(7.5)	$(4.8)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(4.7)	$0.4
Provision for loan loss reserves	$0.5	$0.0

Note: Balance sheet amounts are as of period end

(s)	All-in rate includes 2.00% default interest

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2016		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,168,176	$16,028	$(455,331)	$7,812	$736,685		$—	$55,254	$100,000	$—
Senior Secured Loan, First Lien, B	10,289,082	450,000	(289,018)	821,683	11,271,747		—	1,264,867	—	—
Common Stock	32,087,254	—	—	(12,500,398)	19,586,856		—	—	—	—
Warrants	2,474,818	—	—	(2,357,460)	117,358		—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	—	42,526,097	—	(850,522)	41,675,575		—	—	29,268	83,230
CB-HDT Holdings, Inc.:
Unsecured Debt	—	4,477,360	—	—	4,477,360		—	24,885	—	—
Preferred Stock	—	15,000,000	—	—	15,000,000	††	—	—	—	—
Common Stock	—	7,500,000	(52,770)	—	7,447,230	††	(52,770)	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	17,500,000	11,300,000	—	—	28,800,000		—	2,920,400	—	—
Limited Liability Co. Interest	4,375,000	2,825,000	—	344,001	7,544,001		—	—	—	291,667
Gordon Brothers Finance Company:
Unsecured Debt	64,739,544	34,690,877	(12,000,739)	—	87,429,682		—	9,577,284	162,372	—
Preferred Stock	17,460,098	3,037,037	—	—	20,497,135		—	—	—	2,569,439
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	—	—	—	40,000,000		—	3,660,000	—	—
Common Stock	3,933,465	—	—	(3,933,465)	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	18,440,000	—	—	(4,149,000)	14,291,000		—	2,292,112	—	—
Preferred Stock	—	621,649	(1,479,254)	857,605	—	†	(1,479,254)	—	—	621,648
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	443,097	(235,122)	(207,975)	—		—	—	—	—

Totals	$223,065,737	$122,887,145	$(14,512,234)	$(21,967,719)	$309,472,929		$(1,532,024)	$19,794,802	$291,640	$3,565,984

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2016.
††	Investment moved into the controlled category from the non-controlled, non-affiliated category.

The aggregate fair value of controlled investments at December 31, 2016 represents 51.9% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—9.3%
Advanced Lighting Technologies, Inc., First Lien(e)(k)	Capital Equipment	10.50%	6/1/19	$20,000,000	$19,732,622	$12,000,000
AGY Holding Corp., Second Lien(f)(k)	Chemicals, Plastics, & Rubber	11.00%	12/15/16	21,762,500	21,062,337	21,327,250
BPA Laboratories Inc., First Lien(k)	Healthcare & Pharmaceuticals	12.25%	4/1/17	35,078,000	34,770,290	35,078,000
New Gulf Resources, LLC, First Lien(e)(k)	Energy: Oil & Gas	11.75%	5/15/19	21,000,000	20,845,549	1,470,000

Total Senior Secured Notes					96,410,798	69,875,250

Unsecured Debt—16.8%
Gordon Brothers Finance Company(h)(r)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	64,739,544	64,739,544	64,739,544
QHB Holdings LLC(q)	Consumer Goods: Durable	16.00%	12/17/19	20,000,000	20,000,000	20,000,000
SVP Worldwide Ltd.(i)(l)(q)	Consumer Goods: Durable	16.00% (4.00% Cash / 12.00% PIK)	6/27/18	49,687,260	49,687,260	41,737,298

Total Unsecured Debt					134,426,804	126,476,842

Subordinated Debt—5.6%
Automobile Protection Corporation—APCO	Insurance	9.83% (L + 950)	6/17/19	25,000,000	25,000,000	25,000,000
First Boston Construction Holdings, LLC(h)(l)(q)	Finance	12.00%	12/31/20	17,500,000	17,500,000	17,500,000
New Gulf Resources, LLC(e)(k)(q)	Energy: Oil & Gas	12.00% PIK	11/15/19	4,504,974	3,971,479	108,119

Total Subordinated Debt					46,471,479	42,608,119

Senior Secured Loans—100.3%(g)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	19,950,000	19,950,000	19,950,000
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/16	19,763,384	19,763,384	19,763,384
Al Solutions, Inc., Term Loan B, Second Lien(q)	Metals & Mining	5.00% PIK	12/31/19	78,562	—	—
Bankruptcy Management Solutions, Inc., Term Loan A , First Lien(h)(t)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	1,192,016	1,172,182	1,168,176

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(h)(t)	Services: Business	7.00% (L + 600, 1.00% Floor)	6/27/18	$11,560,766	$10,487,408	$10,289,082
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	42,352,941	42,352,941	42,352,941
Hunter Defense Technologies, Inc., Second Lien	Aerospace & Defense	11.00% (L + 1000, 1.00% Floor)	2/5/20	45,000,000	45,000,000	40,275,000
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	11.00% (L + 1000, 1.00% Floor)	8/19/19	19,250,000	19,019,041	18,672,500
Learfield Communications, Inc., Second Lien	Media: Advertising, Printing & Publishing	8.75% (L + 775, 1.00% Floor)	10/9/21	2,857,143	2,839,243	2,800,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800, 1.00% Floor)	7/7/20	19,900,000	19,178,831	18,706,000
MBS Group Holdings Inc., First Lien(h)(s)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
MD America Energy, LLC, First Lien	Energy: Oil & Gas	9.50% (L + 850, 1.00% Floor)	8/4/19	8,095,238	7,806,524	7,650,000
MediMedia USA, Inc., First Lien	Healthcare & Pharmaceuticals	8.00% (L + 675, 1.25% Floor)	11/20/18	8,780,983	8,691,305	8,780,983
MediMedia USA, Inc., Second Lien	Healthcare & Pharmaceuticals	12.25% (L + 1100, 1.25% Floor)	11/20/19	60,000,000	58,925,453	60,000,000
Novolex Holdings, Inc., Second Lien	Containers, Packaging, & Glass	9.75% (L + 875, 1.00% Floor)	6/5/22	5,000,000	4,892,327	4,850,000
Oxford Mining Company, LLC, First Lien(q)	Metals & Mining	12.25% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	25,360,035	25,360,035	24,852,835
Pittsburgh Glass Works, LLC, Second Lien	Automotive	10.13% (L + 913, 1.00% Floor)	11/25/21	35,000,000	34,655,979	34,655,979
Pomeroy Group LLC, Second Lien	Services: Business	10.50% (L + 950, 1.00% Floor)	11/30/22	20,000,000	19,605,063	19,605,063

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Preferred Stock—5.8%
Advantage Insurance Holdings Ltd.(f)(i)(k)(l)	Insurance	8.00% PIK		750,000	$8,872,757	$8,872,757
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	6,930,880	9,376,565
Gordon Brothers Finance Company(h)(r)	Finance	13.50%		17,460	17,460,098	17,460,098
Red Apple Stores Inc.(h)(i)(l)	Retail	12.00% PIK		6,806,383	857,605	—
USI Senior Holdings, Inc. (United Subcontractors)(d)(f)	Construction & Building			260,798	5,374,318	7,823,940

Total Preferred Stock					39,495,658	43,533,360

Common Stock—6.2%(d)
Bankruptcy Management Solutions, Inc.(h)(t)	Services: Business			369,456	16,654,505	32,087,254
DynaVox Inc.	Healthcare & Pharmaceuticals			272,368	758,069	10,895
Gordon Brothers Finance Company(h)(r)	Finance			10,598	10,598,300	10,598,300
MBS Group Holdings Inc.(h)(p)(s)	Services: Business			8,500	1,000	3,933,465
Red Apple Stores Inc.(h)(i)(j)(l)	Retail			8,756,859	6,311,323	—
Tygem Holdings, Inc., Class A	Metals & Mining			30,000	—	—

Total Common Stock					34,323,197	46,629,914

Limited Partnership/Limited Liability Company Interests—3.8%
ECI Cayman Holdings, LP(d)(i)(k)(l)	High Tech Industries			3,184	2,238,811	2,902,184
First Boston Construction Holdings, LLC(d)(h)(l)	Finance			4,375,000	4,375,000	4,375,000
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	511,047	1,560,464
Marsico Holdings, LLC(d)(k)	Finance			91,445	1,848,077	5,487
Sentry Security Systems Holdings, LLC(d)(m)	Services: Business			147,271	147,271	27,331
Sentry Security Systems Holdings, LLC(m)	Services: Business	8.00% PIK		602,729	1,195,193	1,195,193
U.S. Well Services, LLC(k)(n)	Energy: Oil & Gas	8.00% PIK		8,085	8,838,976	18,487,779
Westward Dough Holdings, LLC, Class D(d)(o)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					19,154,375	28,553,438

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2015

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Equity Warrants/Options—0.4%(d)
Bankruptcy Management Solutions, Inc., Tranche A(h)(t)	Services: Business		expire 6/27/18	28,464	$375,040	$1,168,863
Bankruptcy Management Solutions, Inc., Tranche B(h)(t)	Services: Business		expire 6/27/19	30,654	342,295	798,544
Bankruptcy Management Solutions, Inc., Tranche C(h)(t)	Services: Business		expire 6/27/20	45,981	468,803	507,411
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	444,450	—
New Gulf Resources, LLC(k)	Energy: Oil & Gas		expire 5/9/24	4,000	506,505	—
Twin River Worldwide Holdings, Inc., Contingent Value Rights	Hotel, Gaming, & Leisure		expire 11/5/17	1,000	5,000	450,000

Total Equity Warrants/Options					2,392,093	2,924,818

TOTAL INVESTMENTS—148.2%					$1,153,129,165	1,116,996,564

OTHER ASSETS & LIABILITIES (NET)—(48.2)%						(363,243,949)

NET ASSETS—100.0%						$753,752,615

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing equity securities at December 31, 2015.
(e)	Non-accrual status at December 31, 2015 and therefore non-income producing. At December 31, 2015, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 1.4% and 4.2% of total debt investments at fair value and amortized cost, respectively.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(g)	Approximately 81% of the senior secured loans in the Company’s portfolio companies bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, approximately 100% of such senior secured loans have floors of 0.50% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2015 of all contracts within the specified loan facility.
(h)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Original purchase denominated in Canadian dollars.
(k)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 13.3% of the Company’s net assets at December 31, 2015.
(l)	BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. The securities referenced represent either fully or partially non-qualified assets for purposes of this requirement.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Sentry Security Systems Holdings, LLC and thus a non-controlled, non-affiliated investment.

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

Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), issued by the Financial Accounting Standards Board, defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. See note 10 for further details.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2016. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

At December 31, 2016, the Company had a net capital loss carryforward of $123,978,507, which can be used to offset future capital gains. If not utilized against future gains, $32,937,589 of this amount is due to expire on December 31, 2018.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which changed the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct reduction of the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The Company has adopted ASU 2015-03 to simplify the presentation of debt issuance costs in financial statements for all outstanding debt, except that incurred under our Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which the Company will continue to present as an asset on our consolidated statements of assets and liabilities. In accordance with the transitional provisions of ASU 2015-03, the Company has reclassified the debt issuance costs for all outstanding debt except that incurred under our Credit Facility, for fiscal year 2015 retrospectively. The debt issuance costs that are now presented as a deduction from the carrying value on the balance sheet are

$1,054,266 and $1,923,930 for the respective 2016 and 2015 periods presented. For the years ended December 31, 2016, 2015 and 2014, amortization of $1,640,654, $2,081,949 and $2,113,201 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations. The adoption of ASU 2015-03 had no impact on the Company’s net asset value.

3. Agreements and related party transactions

Base Management Fee

Under the current investment management agreement, BlackRock Advisors, LLC (the “Advisor”), subject to the overall supervision of the Board of Directors, manages the day-to-day operations and provides us with investment advisory services. For providing these services, the Advisor receives, until March 6, 2017, a base management fee at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, the Advisor will receive a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on total asset valuation at the end of the prior quarter.

For the years ended December 31, 2016, 2015 and 2014, both the previous and current investment advisors together earned an aggregate $21,460,909, $24,678,087 and $23,641,231, respectively, in base management fees under the Management Agreement.

Incentive Management Fee Until March 6, 2017

The current investment management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee under certain circumstances until March 6, 2017. The incentive management fee (the “Incentive Fee”) is calculated in the same manner as the Incentive Fee in the previous investment management agreement. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period, and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2016 and 2015 was determined by reference to the four quarter periods ended on December 31, 2016 and 2015, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the years ended December 31, 2016, 2015 and 2014, both the previous and current investment advisors together earned an aggregate zero, $11,061 and $9,972,822 in Incentive Fees based on income, respectively.

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

The capital gains Incentive Fee due and payable to the Advisor as calculated under the investment management agreement as described above was zero at December 31, 2016, 2015 and 2014. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2016, 2015 and 2014 resulted in a capital gains Incentive Fee (reversal)/accrual of zero, $(3,200,520) and $17,533,209, respectively. The total cumulative accrued balance at December 31, 2016, 2015 and 2014 was zero, zero and $27,534,770, respectively.

Quarterly Incentive Fee Based on Income After March 6, 2017

After March 6, 2017, the Management Agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. The Company will pay the Advisor the portion of the Incentive Fee based on income for each period as follows:

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

For purposes of calculating the Incentive Fee, (i) “Annual Period” means the period beginning on July 1 of each calendar year, including the calendar year prior to the year in which the investment management agreement became effective, and ending on June 30 of the next calendar year; (ii) “Annualized Rate of Return” is computed by reference to the sum of (A) the aggregate distributions to common stockholders for the period in question and (B) the change in net assets attributable to common stock (before taking into account any Incentive Fees otherwise payable during such period); (C) “net assets attributable to common stock” means total assets less indebtedness and preferred stock; and (D) “Pre-Incentive Fee Net Investment Income” means net investment income (as determined in accordance with United States generally accepted accounting principles) accrued by the Company during the calendar quarter excluding any accruals for or payments in respect of the Incentive Fee.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2016, 2015 and 2014, we incurred $350,004, $798,139 and $729,868, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf. Reimbursements to both the previous and current Advisor in aggregate for the years ended December 31, 2016, 2015 and 2014, exclusive of payments for office space rental, equipment and utilities and non-investment advisory, administrative or operating services provided by the Advisor, were $5,921, $278,975 and $255,523, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend Board of Directors meetings.

Administration

The Company has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”), a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. For the years ended December 31, 2016, 2015 and 2014, we incurred $1,333,440 $1,614,561 and $1,955,460, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC did not own any shares of the Company at December 31, 2016 and 2015.

At December 31, 2016, 2015 and 2014, other entities affiliated with the Administrator and Advisor beneficially owned approximately 490,000, 327,000 and 3,383,000 shares, respectively, of the Company’s common stock, representing approximately 0.7%, 0.4% and 4.5% of the total shares outstanding. An entity affiliated with the Administrator had ownership and financial interests in the previous advisor.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share (earnings (loss) per share) resulting from operations for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Earnings (Loss) per share—basic:
Net increase (decrease) in net assets resulting from operations	$(84,291,924)	$38,625,084	$137,240,036
Weighted average shares outstanding—basic	72,757,978	74,576,277	74,539,159
Earnings (Loss) per share—basic:	$(1.16)	$0.52	$1.84
Earnings (Loss) per share—diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(84,291,924)	$38,625,084	$137,240,036
Adjustments for interest on unsecured convertible senior notes	—	7,341,898	7,340,349

Net increase (decrease) in net assets resulting from operations, as adjusted	$(84,291,924)	$45,966,982	$144,580,385
Weighted average shares outstanding—diluted(1)	72,757,978	84,473,005	84,435,886
Earnings (Loss) per share—diluted:	$(1.16)	$0.54	$1.71

(1)	Due to a net decrease in net assets from operations for the 2016 period, zero incremental shares are included since the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2016, 2015 and 2014 totaled $325,409,753, $311,838,936 and $531,693,417, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2016, 2015 and 2014 totaled $377,154,842, $417,736,483 and $583,539,161, respectively.

At December 31, 2016, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$76,916,677	$63,609,625
Unsecured debt	147,170,031	127,317,932
Subordinated debt	28,800,000	28,800,000
Senior secured loans:
First lien	295,899,093	289,982,154
Second/other priority lien	294,051,311	258,533,161

Total senior secured loans	589,950,404	548,515,315

Preferred stock	58,544,859	57,873,127
Common stock	41,220,333	37,632,386
Limited partnership/limited liability company interests	77,102,335	67,257,747
Equity warrants/options	1,880,588	117,358

Total investments	$1,021,585,227	$931,123,490

At December 31, 2015, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$96,410,798	$69,875,250
Unsecured debt	134,426,804	126,476,842
Subordinated debt	46,471,479	42,608,119
Senior secured loans:
First lien	371,747,339	358,470,029
Second/other priority lien	408,707,422	397,924,794

Total senior secured loans	780,454,761	756,394,823

Preferred stock	39,495,658	43,533,360
Common stock	34,323,197	46,629,914
Limited partnership/limited liability company interests	19,154,375	28,553,438
Equity warrants/options	2,392,093	2,924,818

Total investments	$1,153,129,165	$1,116,996,564

Industry Composition

The industry composition of our portfolio, at fair market value, at December 31, 2016 and 2015 was as follows:

	December 31,
Industry	2016	2015
Finance	21.1%	10.3%
Chemicals, Plastics, & Rubber	12.3	10.9
Services: Business	11.4	10.7
Consumer Goods: Durable	7.4	12.3
Healthcare & Pharmaceuticals	6.9	12.8
Environmental Industries	6.0	5.5
Insurance	5.1	3.2
Retail	4.8	6.1
Aerospace & Defense	4.7	3.6
Energy: Oil & Gas	4.7	9.0
Media: Advertising, Printing & Publishing	3.5	3.2
Services: Consumer	3.4	2.8
Construction & Building	3.0	2.5
Metals & Mining	2.8	2.2
Containers, Packaging, & Glass	2.1	0.4
Capital Equipment	0.5	1.1
High Tech Industries	0.3	0.3
Automotive	0.0	3.1

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2016 was United States 94.4%, Bermuda 3.8%, Canada 1.5% and the Cayman Islands 0.3%, and at December 31, 2015 was United States 93.6%, Bermuda 3.7%, Canada 1.7% and the Cayman Islands 1.0%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $100.0 million of equity to Senior Loan Partners, with the Company providing $85.0 million and Windward providing $15.0 million. As of December 31, 2016, Senior Loan Partners had called and received $50.0 million of combined equity capital, of which the Company funded $42.5 million and Windward funded $7.5 million. As of December 31, 2016, Senior Loan Partners had received $1.2 million of contributions in advance from Windward, which is recorded as a liability in Senior Loan Partners’ Consolidated Statements of Assets and Liabilities, as shown in the selected balance sheet information below. As a result, remaining commitments from the Company and Windward as of December 31, 2016 were $42.5 million and $6.3 million, respectively. Capital contributions have been used to make investments and to fund certain start-up expenses of Senior Loan Partners.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements thereunder as of December 31, 2016.

As of December 31, 2016, $7.0 million was drawn on the Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available was $193.0 million. The average outstanding debt balance during the period June 23, 2016 through December 31, 2016 was $1.4 million and the maximum amount borrowed was $7.0 million. During the period June 23, 2016 through December 31, 2016, $0.8 million of interest expense and other debt related expenses were incurred under the Senior Facility.

As of December 31, 2016, Senior Loan Partners had total investments at fair value of $53.2 million, comprised of senior secured first lien loans to five different borrowers and a senior secured first lien loan, a delayed draw term loan and a revolving loan to a sixth borrower. As of December 31, 2016, none of these loans were on non-accrual status. Proceeds from investment sales, prepayments or exits for the period ending December 31, 2016 were $0.5 million. Additionally, Senior Loan Partners had unfunded commitments to fund a revolver and a delayed draw loan to one of its portfolio companies totaling $1.5 million. The weighted average yield of the portfolio at its current cost basis as of December 31, 2016 was 6.68%. Below is a summary of Senior Loan Partners’ portfolio as of December 31, 2016:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Revolving Loans
AP Plastics Group, LLC, First Lien	Chemicals, Plastics, & Rubber	7.25% (L + 625, 1.00% Floor)	8/1/22	$9,975,000	$9,880,863	$9,875,250
Digital Room LLC, First Lien	Media: Advertising, Printing & Publishing	7.00% (L + 600, 1.00% Floor)	11/21/22	10,000,000	9,803,472	9,803,472
Dunn Paper, Inc., First Lien	Containers, Packaging & Glass	5.75% (L + 475, 1.00% Floor)	8/26/22	8,686,957	8,600,904	8,600,904
Dunn Paper, Inc., First Lien	Containers, Packaging & Glass	7.50% (Base + 375, 2.00% Floor)	8/26/22	39,130	38,743	38,743
NSM Sub Holdings Corp., Revolver	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	126,817	126,817	126,817
NSM Sub Holdings Corp., Revolver	Healthcare & Pharmaceuticals	7.75% (Base + 400, 2.00% Floor)	10/3/22	55,900	55,900	55,900
NSM Sub Holdings Corp., First Lien	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	7,337,000	7,266,707	7,337,000
NSM Sub Holdings Corp., Delayed Draw	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	514,280	514,280	514,280
O2 Partners, LLC, First Lien	Consumer Goods: Non-Durable	6.00% (L + 500, 1.00% Floor)	10/7/22	9,975,000	9,878,571	9,878,571
Pasternack Enterprises, Inc., First Lien	Wholesale	6.00% (L + 500, 1.00% Floor)	5/27/22	6,965,000	6,932,071	6,930,175
Pasternack Enterprises, Inc., First Lien	Wholesale	7.75% (Base + 400, 2.00% Floor)	5/27/22	782	782	778

Total Senior Secured Term & Revolving Loans					$53,099,110	$53,161,890

(1)	100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 1.00%—2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2016 of all contracts within the specified loan facility.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of December 31, 2016 and for the period from June 23, 2016 (commencement of operations) through December 31, 2016:

Selected Balance Sheet Information

December 31, 2016
($’s in thousands)
Investments, at fair value (cost $53,099)	$53,162
Cash and cash equivalents	2,029
Other assets	2,408

Total assets	$57,599

Debt	7,020
Interest and credit facility fees payable	85
Contributions received in advance	1,195
Other accrued expenses and payables	149

Total liabilities	$8,449

Members’ equity	49,150

Total liabilities and members’ equity	$57,599

Selected Statement of Operations Information

For the Period from June 23, 2016* through December 31, 2016
($’s in thousands)
Investment income	$914

Interest and credit facility fees	799
Organizational costs	727
Other fees and expenses	234

Total expenses	$1,759

Unrealized appreciation (depreciation)	63

Net investment income (loss)	$(783)

*	Commencement of operations

Amounts may not foot due to rounding

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2016 and 2015.

Any realized and unrealized gains and losses on forward foreign currency contracts would be included in earnings (changes in net assets) and reported as separate line items within the Company’s Consolidated Statements of Operations. Any unrealized gains and losses on forward foreign currency contracts would also reported as separate line items within the Company’s consolidated Statements of Assets and Liabilities.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2016 and December 31, 2015 represents 0.02% and 0.39%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2016 and December 31, 2015 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of December 31, 2016, the Company’s asset coverage was 275%.

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

The Company’s outstanding debt as of December 31, 2016 and December 31, 2015 was as follows:

	As of
	December 31, 2016					December 31, 2015
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$440,000,000	(2)	$190,000,000	$190,000,000		$405,000,000	(2)	$60,000,000	$60,000,000
Senior Secured Notes	17,000,000		17,000,000	16,973,708	(5)	175,000,000		175,000,000	174,931,546	(5)
Convertible Notes	115,000,000		115,000,000	113,856,080	(3)	115,000,000		115,000,000	112,838,082	(4)
Term Loan	15,000,000		15,000,000	14,838,118	(6)	15,000,000		15,000,000	14,781,875	(6)

	$587,000,000		$337,000,000	$335,667,906		$710,000,000		$365,000,000	$362,551,503

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $277,828 and $866,092, respectively, as of December 31, 2016.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $524,567 and $1,637,351, respectively, as of December 31, 2015.
(5)	Represents the aggregate principal amount outstanding of the Senior Secured Notes less unamortized debt issuance costs of $26,292 and $68,454 at December 31, 2016 and 2015, respectively.
(6)	Represents the aggregate principal amount outstanding of the Term Loan less unamortized debt issuance costs of $161,882 and $218,125 at December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had $190,000,000 drawn on the Credit Facility versus $60,000,000 at December 31, 2015. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $250,000,000 at December 31, 2016 and $345,000,000 at December 31, 2015.

The average debt outstanding during the years ended December 31, 2016, 2015 and 2014 was $361,314,732, $399,882,825 and $409,956,985, respectively. The maximum amounts borrowed during the years ended December 31, 2016, 2015 and 2014 were $452,539,653, $478,285,022 and $512,005,103, respectively.

Amortization of $1,640,655, $2,081,949 and $2,113,201 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

The weighted average annual interest cost for the years ended December 31, 2016, 2015 and 2014 was 4.37%, 5.78% and 5.73%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%. Commitment fees incurred for the years ended December 31, 2016, 2015 and 2014 were $863,479, $1,161,193 and $1,087,227, respectively.

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

At December 31, 2016, the Company was in compliance with all covenants required under the Credit Facility, Term Loan, Senior Secured Notes and Convertible Notes.

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

During July 2015, the Board of Directors approved an extension to the plan and an increase to the remaining amount of shares authorized to be repurchased to a total of 4,000,000 shares. During April 2016, the repurchase plan was extended until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During the years ended December 31, 2016 and 2015, the Company purchased a total of 1,904,064 and 889,286 shares, respectively, of its common stock on the open market for $16,093,205 and $7,925,631, respectively, including brokerage commissions. Since inception of the repurchase plan through December 31, 2016, the Company has purchased 4,551,965 shares of its common stock on the open market for $36,302,821, including brokerage commissions. At December 31, 2016, the total number of remaining shares authorized for repurchase was 1,206,650. The Company currently holds the shares it repurchased in treasury.

There were no share offerings during the years ended December 31, 2016, 2015 and 2014.

For the years ended December 31, 2016, 2015 and 2014, distributions paid to common stockholders were $61,007,062, $62,606,337 and $66,321,404, respectively. For the years ended December 31, 2016, 2015 and 2014, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $3,959,945, $3,700,331 and $4,143,503, respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2016 and 2015. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2016 and 2015, the Company was obligated to existing portfolio companies for unfunded commitments of $43.5 million and $13.1 million, respectively. Of the $43.5 million total unfunded commitments at December 31, 2016, $42.5 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC, a newly formed joint venture (See Note 5). The aggregate fair value of unfunded commitments at December 31, 2016 and 2015 was $42.6 million and $13.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

As previously disclosed, we were named as a defendant, together with 52nd Street Capital Advisors LLC (“52nd Street”), our former investment adviser, and certain other defendants, in two wrongful death and personal injury actions that were filed by the families of the three decedents and certain injured persons (the “Plaintiffs”) on June 22, 2012 and August 23, 2012, in the Circuit Court of Hancock County in West Virginia (the “Litigation”). The cases, which were consolidated, involved three deaths and personal injuries to other employees that occurred on December 9, 2010 at the facilities of one of our portfolio companies.

We and 52nd Street settled the Litigation effective November 28, 2016 for $17,500,000 in exchange for the release and dismissal of all of Plaintiffs’ claims against us and 52nd Street.

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

The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value as of December 31, 2016 and 2015 due to their short maturities. The fair value of the Company’s Credit Facility, Senior Secured Notes, Convertible Notes and Term Loan is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility, Senior Secured Notes, Convertible Notes and Term Loan would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$190,000,000	$179,550,000	$60,000,000	$59,400,000
Senior Secured Notes	16,973,708	17,752,420	174,931,546	176,357,280
Convertible Notes	113,856,080	118,163,837	112,838,082	120,771,582
Term Loan	14,838,118	15,093,750	14,781,875	14,700,000

Total	$335,667,906	$330,560,007	$362,551,503	$371,228,862

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at December 31, 2016 and 2015 in determining such fair values:

		Fair Value Inputs at December 31, 2016
	Fair Value at December 31, 2016	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$63,609,625	$—	$—	$63,609,625
Unsecured debt	127,317,932	—	—	127,317,932
Subordinated debt	28,800,000	—	—	28,800,000
Senior secured loans	548,515,315	—	—	548,515,315
Preferred stock	57,873,127	—	—	57,873,127
Common stock	37,632,386	—	—	37,632,386
Limited partnership/limited liability company interests	67,257,747	—	—	67,257,747
Equity warrants/options	117,358	—	—	117,358

Total investments	931,123,490	—	—	931,123,490
Cash and cash equivalents	10,707,834	10,707,834	—	—

Total	$941,831,324	$10,707,834	$—	$931,123,490

		Fair Value Inputs at December 31, 2015
	Fair Value at December 31, 2015	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$69,875,250	$—	$—	$69,875,250
Unsecured debt	126,476,842	—	—	126,476,842
Subordinated debt	42,608,119	—	—	42,608,119
Senior secured loans	756,394,823	—	—	756,394,823
Preferred stock	43,533,360	—	—	43,533,360
Common stock	46,629,914	—	—	46,629,914
Limited partnership/limited liability company interests	28,553,438	—	—	28,553,438
Equity warrants/options	2,924,818	—	—	2,924,818

Total investments	1,116,996,564	—	—	1,116,996,564
Cash and cash equivalents	12,414,200	12,414,200	—	—

Total	$1,129,410,764	$12,414,200	$—	$1,116,996,564

The valuation techniques generally used at December 31, 2016 and 2015 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $931,123,490 and $1,116,535,669 as of December 31, 2016 and 2015, respectively. The remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the year ended December 31, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2015	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2016
Senior secured notes	$69,875,250	$729,429	$(20,845,550)	$13,228,496	$36,750,000	$(36,128,000)	$—	$63,609,625
Unsecured debt	126,476,842	(1)	—	(11,902,137)	44,743,967	(32,000,739)	—	127,317,932
Subordinated debt	42,608,119	—	(3,971,479)	3,863,360	11,300,000	(25,000,000)	—	28,800,000
Senior secured loans	756,394,823	3,833,973	(57,938,649)	(17,375,151)	144,984,390	(281,384,071)	—	548,515,315
Preferred stock	43,533,360	(1)	(1,238,227)	(4,709,434)	20,528,456	(241,027)	—	57,873,127
Common stock	46,629,914	(1)	(525,641)	(15,894,664)	7,943,097	(520,319)	—	37,632,386
Limited partnership/LLC Interest	28,553,438	—	6,942	(19,243,651)	59,602,940	(1,661,922)	—	67,257,747
Equity warrants/ options	2,924,818	—	(57,619)	(2,295,955)	—	(453,886)	—	117,358

Total investments	$1,116,996,564	$4,563,399	$(84,570,223)	$(54,329,136)	$325,852,850	$(377,389,964)	$—	$931,123,490

The following is a reconciliation for the year ended December 31, 2015 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2014	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2015
Senior secured notes	$101,459,500	$1,308,474	$—	$(22,855,224)	$7,462,500	$(17,500,000)	$—	$69,875,250
Unsecured debt	174,559,213	—	(6,377,901)	(3,655,572)	31,014,320	(69,063,218)	—	126,476,842
Subordinated debt	50,524,000	37,264	—	(2,220,558)	17,667,413	(23,400,000)	—	42,608,119
Senior secured loans	665,287,992	2,372,794	(11,969,761)	(20,722,785)	233,093,603	(111,667,020)	—	756,394,823
Preferred stock	40,484,870	(1)	16,924,287	(1,163,365)	12,410,265	(25,122,696)	—	43,533,360
Common stock	106,979,016	—	65,311,530	(45,079,911)	4,901,869	(85,482,590)	—	46,629,914
Limited partnership/LLC Interest	98,591,728	—	58,404,444	(50,128,471)	5,253,893	(83,568,156)	—	28,553,438
Equity warrants/ options	19,830,419	—	(35,073)	(13,722,495)	35,073	(3,183,106)	—	2,924,818

Total investments	$1,257,716,738	$3,718,531	$122,257,526	$(159,548,381)	$311,838,936	$(418,986,786)	$—	$1,116,996,564

There were no transfers between levels during years ended December 31, 2016 and 2015. Transfers, to the extent they exist, are deemed to take place at the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) of Level 3 assets that were still held by the Company at December 31, 2016, 2015, and 2014 was $(93,261,061), $(30,909,758) and $69,331,672, respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2016 were as follows:

EBITDA Multiples:	Low	High	Weighted Average
Senior secured notes	4.00x	5.00x	4.38x
Unsecured debt	6.75x	7.75x	7.25x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	6.16x	7.41x	6.82x
Preferred stock	5.39x	5.90x	5.65x
Common stock	6.88x	7.53x	7.40x
Limited partnerships/LLC interest	2.82x	3.19x	2.95x
Equity warrants/options	10.00x	11.00x	10.88x

Market Yields:
Senior secured notes	11.20%	11.88%	11.65%
Unsecured debt	24.25%	24.75%	24.50%
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.41%	11.24%	10.81%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2015 were as follows:

EBITDA Multiples:	Low	High	Weighted Average
Senior secured notes	4.93x	5.83x	5.38x
Unsecured debt	n/a	n/a	n/a
Subordinated debt	0.25x	0.37x	0.31x
Senior secured loans	6.21x	7.27x	6.74x
Preferred stock	5.27x	5.99x	5.63x
Common stock	7.27x	8.06x	7.66x
Limited partnerships/LLC interest	5.78x	6.78x	6.28x
Equity warrants/options	9.50x	10.50x	10.00x

Market Yields:
Senior secured notes	12.00%	13.62%	12.81%
Unsecured debt	20.72%	22.39%	21.56%
Subordinated debt	n/a	n/a	n/a
Senior secured loans	12.69%	13.55%	13.12%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2016.

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Per Share Data:
Net asset value, beginning of year	$10.17	$10.49	$9.54	$9.31	$9.58

Net investment income	0.74	1.01	0.68	0.64	1.00
Net realized and unrealized gain (loss)	(1.90)	(0.49)	1.16	0.61	(0.22)

Total from investment operations	(1.16)	0.52	1.84	1.25	0.78
Distributions to stockholders from:
Net investment income	(0.84)	(0.80)	(0.63)	(0.60)	(0.07)
Distributions in excess of net investment income	—	(0.04)	—	—	—
Tax return of capital	—	—	(0.26)	(0.44)	(0.97)

Total distributions	(0.84)	(0.84)	(0.89)	(1.04)	(1.04)
Equity component of warrant	—	—	—	0.01	—
Issuance/reinvestment of stock at prices (below) above net asset value	(0.01)	(0.01)	(0.01)	0.01	(0.01)
Purchases of treasury stock at prices below net asset value	0.04	0.02	0.01	—	—

Net increase (decrease) in net assets	(1.96)	(0.32)	0.95	0.23	(0.27)

Net asset value, end of year	$8.21	$10.17	$10.49	$9.54	$9.31

Market price, end of year	$6.96	$9.40	$8.20	$9.33	$10.06

Total return(1)	(18.10)%	26.52%	(2.18)%	3.56%	38.02%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)	6.97%	3.81%	8.18%	8.78%	7.28%
Ratio of interest and debt related expenses to average net assets	2.48%	3.09%	3.38%	3.29%	3.13%

Ratio of total expenses to average net assets(3)	9.45%	6.90%	11.56%	12.07%	10.41%
Ratio of net investment income to average net assets	8.06%	9.57%	6.93%	6.85%	10.41%
Net assets, end of year	$596,320,369	$753,752,615	$781,959,168	$709,704,341	$687,379,692
Average debt outstanding	$361,314,732	$399,882,825	$409,956,985	$359,486,764	$381,451,093
Weighted average shares outstanding—basic	72,757,978	74,576,277	74,539,159	74,174,560	73,623,983
Average debt per share(4)	$4.97	$5.36	$5.50	$4.85	$5.18
Portfolio turnover	32%	26%	47%	41%	29%

Figures	may not foot due to rounding.
(1)	For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Ratio excluding capital gains Incentive Fees for years ended December 31, 2016, 2015, 2014, 2013 and 2012 is 6.97%, 4.22%, 5.77%, 5.87% and 6.50%, respectively. There were no capital gains Incentive Fees for the year ended December 31, 2016.

(3)	Ratio excluding capital gains Incentive Fees for years ended December 31, 2016, 2015, 2014, 2013 and 2012 is 9.46%, 7.31%, 9.15%, 9.16% and 9.63%, respectively. There were no capital gains Incentive Fees for the year ended December 31, 2016.
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital, distributions in excess of net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. The below temporary and permanent differences at December 31, 2016 and 2015 were primarily attributable to differences in the tax characterization of expenses, income recognized from partnership investments, non-deductible expenses and income recognized from investments in wholly-owned subsidiaries, which were reclassified for tax purposes.

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

	December 31, 2016	December 31, 2015
Paid-in capital in excess of par	$3,197	$(10,321,753)
(Increase) decrease in distributions in excess of net investment income	$(978,047)	$3,074,105
(Increase) decrease in accumulated net realized loss	$974,850	$7,247,648

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Net increase (decrease) in net assets resulting from operations	$(84,291,924)	$38,625,084
Net unrealized (appreciation) depreciation not taxable	53,748,320	158,823,485
Current year net capital (gains) losses	91,040,948	(159,771,160)
Losses recognized on prior year exchange	(6,377,901)	(5,145,172)
Other book/tax differences	(1,057,121)	42,933,450
Amortization of organizational costs	(3,804)	(3,804)

Taxable income before deductions for distributions	$53,058,518	$75,461,883

At December 31, 2016 and 2015, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
Net unrealized appreciation (depreciation)	$(92,261,515)	$(38,513,195)
Differences between book and tax loss on investments	(28,497,613)	(28,001,958)
Capital loss carryforward	(123,978,507)	(32,920,297)
Expenses not currently deductible	(17,115)	(17,115)

Total accumulated losses—net, book basis	$(244,754,750)	$(99,452,565)

At December 31, 2016 and 2015, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2016	December 31, 2015
Tax cost	$1,042,134,296	$1,181,131,125
Gross unrealized appreciation	11,874,482	39,727,307
Gross unrealized depreciation	(122,885,288)	(103,861,868)

Total investments, at fair market value	$931,123,490	$1,116,996,564

At December 31, 2016, the Company had a net capital loss carryforward of $123,978,507, which can be used to offset future capital gains. If not utilized against future gains, $32,937,589 of this amount is due to expire on December 31, 2018.

The tax character of distributions declared for the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31, 2016	Year ended December 31, 2015
Ordinary income	$61,007,062	$62,606,337
Tax return of capital	—	—

Total distributions	$61,007,062	$62,606,337

Important Tax Information (Unaudited)

During the fiscal year ended December 31, 2016, the following information is provided with respect to the ordinary income distributions paid by the Company.

Qualified Dividend Income for Individuals(1)	8.37%
Dividends Qualifying for the Dividend Received Deduction for Corporations(1)	7.03%
Interest Related Dividends for Non-U.S. Residents(2)	59.45%

(1)	The Company hereby designates the percentage indicated above or the maximum amount allowable by law.
(2)	Represents the portion of the taxable ordinary income dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2016. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic Earnings (Loss) per Common Share	Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2016	$28,020	$17,082	$(14,572)	$2,510	$0.03	$0.05	$8.21
September 30, 2016	26,153	(2,131)	(36,942)	(39,073)	(0.54)	(0.54)	8.38
June 30, 2016	33,429	21,607	(31,161)	(9,554)	(0.13)	(0.13)	9.13
March 31, 2016	29,837	17,478	(55,653)	(38,175)	(0.52)	(0.52)	9.46
December 31, 2015	31,784	18,534	(39,031)	(20,496)	(0.28)	(0.22)	10.17
September 30, 2015	33,940	23,795	(2,067)	21,728	0.29	0.28	10.66
June 30, 2015	32,768	18,238	(3,500)	14,738	0.20	0.19	10.56
March 31, 2015	30,919	14,624	8,032	22,656	0.30	0.29	10.58
December 31, 2014	37,926	3,514	50,973	54,487	0.73	0.67	10.49
September 30, 2014	33,163	19,332	9,637	28,970	0.39	0.36	9.97
June 30, 2014	33,762	16,431	14,436	30,867	0.41	0.39	9.79
March 31, 2014	29,567	11,094	11,822	22,917	0.31	0.29	9.59

Amounts may not cross-foot due to rounding

14. Subsequent events

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were available to be issued, and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed below and elsewhere in these Notes to Consolidated Financial Statements.

Effective as of the end of the day on December 31, 2016, Steven F. Sterling stepped down as Chairman of the Board and Chief Executive Officer of the Company. Mr. Sterling will continue to serve on the Board and will provide services to the Company pursuant to a consulting services agreement with BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”). The consulting services agreement expires June 30, 2017, unless terminated earlier by either party. The Board appointed Michael J. Zugay as Chief Executive Officer of the Company, effective as of January 1, 2017. Michael J. Zugay, Managing Director of BlackRock, previously served as Head of Investments for BlackRock’s US Private Capital Group, based out of BlackRock’s New York office. Mr. Zugay led the team’s underwriting and monitoring of its middle market private investments, including investments on behalf of the Company, as well as served as Vice Chairman of the US Private Capital’s investment committee. Effective January 1, 2017, he became Chairman of US Private Capital’s investment committee.

The Board appointed James E. Keenan as director to fill the newly created directorship resulting from an increase in the authorized number of directors from seven to eight members, effective as of January 1, 2017. Mr. Keenan was appointed as an interested Class III director and as the Chairman of the Board. His term will expire at the 2019 annual meeting of stockholders of the Company at which the Class III directors stand for election.

On March 7, 2017, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on April 3, 2017 to stockholders of record at the close of business on March 20, 2017.

On March 7, 2017, the Company’s investment advisor, in consultation with the Company’s Board of Directors has agreed to waive incentive fees based on income from March 7, 2017 to December 31, 2018 or approximately 21 months. The start date of the fee waiver coincides with the change to the fee calculation that was previously approved by stockholders on February 18, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Executive Officer

March 8, 2017

Each of the officers and directors of BlackRock Capital Investment Corporation whose signature appears below, in so signing, also makes, constitutes and appoints each of Michael J. Zugay and Donna M. Milia, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. ZUGAY Michael J. Zugay	Chief Executive Officer (principal executive officer)	March 8, 2017

/s/ DONNA M. MILIA Donna M. Milia	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 8, 2017

/s/ JOHN R. BARON John R. Baron	Director	March 8, 2017

/s/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 8, 2017

/s/ JAMES E. KEENAN James E. Keenan	Chairman of the Board	March 8, 2017

/s/ MARK S. LIES Mark S. Lies	Director	March 8, 2017

/s/ WILLIAM E. MAYER William E. Mayer	Director	March 8, 2017

/s/ FRANÇOIS DE SAINT PHALLE François de Saint Phalle	Director	March 8, 2017

/s/ STEVEN F. STERLING Steven F. Sterling	Director	March 8, 2017

/s/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 8, 2017

S-1