Form 10-Q
period 2017-03-31
BlackRock Capital Investment Corp
filed 2017-05-03
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑    Non-Accelerated filer ☐    (Do not check if a smaller reporting company)

Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☑

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 3, 2017 was 72,932,083

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $516,840,220 and $586,176,755)	$499,672,950	$512,308,390
Non-controlled, affiliated investments (cost of $163,687,457 and $112,640,458)	157,700,576	109,342,171
Controlled investments (cost of $297,471,394 and $322,768,014)	281,471,923	309,472,929

Total investments at fair value (cost of $977,999,071 and $1,021,585,227)	938,845,449	931,123,490
Cash and cash equivalents	38,454,730	10,707,834
Receivable for investments sold	1,068,403	449,578
Interest, dividends and fees receivable	8,821,918	10,750,723
Prepaid expenses and other assets	3,750,794	4,035,866

Total Assets	$990,941,294	$957,067,491

Liabilities
Debt	$370,942,454	$335,667,906
Interest payable	1,164,381	3,041,680
Distributions payable	13,105,358	15,262,010
Base management fees payable	4,523,857	4,860,614
Accrued administrative services	334,926	—
Other accrued expenses and payables	2,422,593	1,914,912

Total Liabilities	392,493,569	360,747,122

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,359,512 and 77,228,207 issued and 72,807,547 and 72,676,242 outstanding	77,359	77,228
Paid-in capital in excess of par	878,203,006	877,300,709
Undistributed / (Distributions in excess of) net investment income	(6,505,710)	(7,965,655)
Accumulated net realized loss	(196,144,003)	(144,527,577)
Net unrealized appreciation (depreciation)	(40,880,106)	(92,261,515)
Treasury stock at cost, 4,551,965 and 4,551,965 shares held	(36,302,821)	(36,302,821)

Total Net Assets	598,447,725	596,320,369

Total Liabilities and Net Assets	$990,941,294	$957,067,491

Net Asset Value Per Share	$8.22	$8.21

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$12,761,717	$21,739,442
Non-controlled, affiliated investments	3,661,681	1,385,267
Controlled investments	5,836,468	4,355,621

Total interest income	22,259,866	27,480,330
Fee income:
Non-controlled, non-affiliated investments	298,897	786,283
Non-controlled, affiliated investments	286,295	—
Controlled investments	32,249	25,000

Total fee income	617,441	811,283

Dividend income:
Non-controlled, non-affiliated investments	470,724	202,083
Non-controlled, affiliated investments	189,026	541,188
Controlled investments	1,397,351	802,285

Total dividend income	2,057,101	1,545,556

Total investment income	24,934,408	29,837,169

Expenses:
Base management fees	4,523,857	5,690,490
Interest and credit facility fees	3,987,080	4,655,999
Incentive management fees (See Note 3)	809,183	—
Professional fees	565,110	544,625
Administrative services	334,926	470,000
Director fees	172,500	173,500
Investment advisor expenses	87,500	87,500
Other	698,135	736,806

Total expenses, before incentive management fee waiver	11,178,291	12,358,920
Incentive management fee waiver (See Note 3)	(809,183)	—

Expenses, net of incentive management fee waiver	10,369,108	12,358,920

Net Investment Income	14,565,300	17,478,249

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(53,991,961)	34,884
Non-controlled, affiliated investments	—	—
Controlled investments	2,375,535	—

Net realized gain (loss)	(51,616,426)	34,884

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	56,701,095	(56,989,762)
Non-controlled, affiliated investments	(2,688,594)	6,238,926
Controlled investments	(2,704,387)	(5,380,163)
Foreign currency translation	73,295	443,097

Net change in unrealized appreciation (depreciation)	51,381,409	(55,687,902)

Net realized and unrealized gain (loss)	(235,017)	(55,653,018)

Net Increase (Decrease) in Net Assets Resulting from Operations	$14,330,283	$(38,174,769)

Net Investment Income Per Share—basic	$0.20	$0.24

Earnings (Loss) Per Share—basic	$0.20	$(0.52)

Average Shares Outstanding—basic	72,804,629	73,106,678

Net Investment Income Per Share—diluted	$0.20	$0.23

Earnings (Loss) Per Share—diluted	$0.20	$(0.52)

Average Shares Outstanding—diluted	82,701,357	73,106,678

Distributions Declared Per Share	$0.18	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$14,565,300	$17,478,249
Net realized gain (loss)	(51,616,426)	34,884
Net change in unrealized appreciation (depreciation)	51,381,409	(55,687,902)

Net increase (decrease) in net assets resulting from operations	14,330,283	(38,174,769)

Distributions to Stockholders from:
Net investment income	(13,105,358)	(15,300,058)

Capital Share Transactions:
Reinvestment of distributions	902,431	1,053,835
Purchases of treasury stock	—	(12,009,486)

Net increase (decrease) in net assets resulting from capital share transactions	902,431	(10,955,651)

Total Increase (Decrease) in Net Assets	2,127,356	(64,430,478)
Net assets at beginning of period	596,320,369	753,752,615

Net assets at end of period	$598,447,725	$689,322,137

Capital Share Activity:
Shares issued from reinvestment of distributions	131,305	120,445
Shares from purchases of treasury stock	—	(1,362,213)

Net increase (decrease) in shares outstanding	131,305	(1,241,768)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$14,330,283	$(38,174,769)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest and dividends	(4,686,549)	(2,790,147)
Net amortization on investments	(879,953)	(768,198)
Amortization of debt issuance costs	392,036	432,515
Net change in unrealized (appreciation) depreciation on investments	(51,308,114)	56,130,999
Net change in unrealized (appreciation) depreciation on foreign currency translation	(73,295)	(443,097)
Net realized (gain) loss on investments	51,616,426	(34,884)
Changes in operating assets:
Purchase of investments	(117,640,635)	(94,733,750)
Proceeds from disposition of investments	114,368,838	32,905,670
Change in receivable for investments sold	262,500	471,648
Change in interest, dividend and fee receivable	1,928,805	1,253,902
Change in prepaid expenses and other assets	(106,964)	(1,364,607)
Changes in operating liabilities:
Change in interest payable	(1,877,299)	(6,522,750)
Change in base management fees payable	(336,757)	(295,965)
Change in accrued administrative services	334,926	250,083
Change in other accrued expenses and payables	507,678	182,023

Net cash provided by (used in) operating activities	6,831,926	(53,501,327)

Financing Activities:
Distributions paid in cash	(14,359,584)	(14,506,994)
Proceeds from debt	71,274,554	276,060,840
Repayments of debt	(36,000,000)	(198,000,000)
Purchases of treasury stock	—	(12,009,486)

Net cash provided by (used in) financing activities	20,914,970	51,544,360

Net increase (decrease) in cash and cash equivalents	27,746,896	(1,956,967)
Cash and cash equivalents, beginning of period	10,707,834	12,414,200

Cash and cash equivalents, end of period	$38,454,730	$10,457,233

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$5,145,724	$10,476,375
Taxes	$36,611	$166,033
Distributions reinvested	$902,431	$1,053,835

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2017

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—10.9%
Advanced Lighting Technologies, Inc., First Lien(d)(j)	Capital Equipment	12.50% (5.25% Cash / 7.25% PIK)	6/1/19	$21,050,000	$5,000,000	$6,315,000
AGY Holding Corp., Second Lien(f)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/18	21,762,500	21,444,974	21,218,438
Wink Holdco, Inc., Second Lien(j)	Insurance	11.00% (L + 1000, 1.00% Floor)	9/30/22	37,500,000	36,865,611	37,500,000

Total Senior Secured Notes					63,310,585	65,033,438

Unsecured Debt—21.3%
CB-HDT Holdings, Inc.(d)(g)(j)	Aerospace & Defense	12.00% PIK	12/15/19	4,477,360	4,477,360	4,477,360
Gordon Brothers Finance Company(g)(p)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	88,135,608	88,135,608	88,135,608
SVP Worldwide Ltd.(d)(h)(k)	Consumer Goods: Durable	16.00% (2.50% Cash / 13.50% PIK)	6/27/18	58,569,612	56,458,106	35,141,767

Total Unsecured Debt					149,071,074	127,754,735

Subordinated Debt—4.8%
First Boston Construction Holdings, LLC(d)(g)(k)	Finance	12.00%	12/31/20	28,800,000	28,800,000	28,800,000

Total Subordinated Debt					28,800,000	28,800,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2017

(Unaudited)

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—94.3%(e)
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	$24,021,390	$24,021,390	$24,021,390
Bankruptcy Management Solutions, Inc., Revolver	Services: Business	6.48% (L + 550)	3/31/22	3,000,000	3,000,000	3,000,000
Bankruptcy Management Solutions, Inc., First Lien	Services: Business	6.48% (L + 550)	3/31/22	52,000,000	52,000,000	52,000,000
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	36,566,118	36,566,118	36,566,118
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L + 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,885,768	13,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800, 1.00% Floor)	7/7/20	19,650,000	19,135,085	19,650,000
Loar Group Inc., Second Lien	Aerospace & Defense	10.25% (L + 925, 1.00% Floor)	7/12/22	15,000,000	14,755,238	15,000,000
MBS Group Holdings Inc., First Lien(g)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
Oxford Mining Company, LLC, First Lien(d)	Metals & Mining	12.60% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	26,111,601	26,111,601	25,850,485
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	11.11% (L + 1000, 1.00% Floor)	6/9/23	20,000,000	20,000,000	20,000,000
Pomeroy Group LLC, Second Lien	Services: Business	11.64% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,074,740	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,825,853	32,000,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2017

(Unaudited)

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	$23,050,000	$23,050,000	$13,599,500
SOURCEHOV, LLC, First Lien	Services: Business	7.90% (L + 675, 1.00% Floor)	10/31/19	4,531,250	4,461,143	4,531,250
SOURCEHOV, LLC, Second Lien	Services: Business	11.65% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,886,194	4,500,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.50% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,590,210	25,000,000
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925, 1.00% Floor)	9/24/20	20,000,000	19,706,478	20,000,000
U.S. Well Services, LLC, Revolver(f)	Energy: Oil & Gas	7.00% (L + 600, 1.00% Floor)	2/2/22	4,520,854	4,520,854	4,520,854
U.S. Well Services, LLC, First Lien(d)(f)	Energy: Oil & Gas	12.00% (L + 1100, 1.00% Floor PIK)	2/2/22	29,924,386	29,924,386	29,924,386
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,236,685
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	13.00% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,807,692
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.89% (L + 875, 1.00% Floor)	1/8/21	33,882,271	33,436,761	33,882,271

Total Senior Secured Loans					572,023,007	564,090,631

Preferred Stock—8.8%
Advanced Lighting Technologies, Inc.(c)(j)	Capital Equipment			930	—	—
Advantage Insurance Inc.(f)(j)	Insurance	8.00% PIK		750,000	9,771,604	8,527,500
CB-HDT Holdings, Inc., Series L(c)(g)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(g)(p)	Finance	13.50%		20,497	20,497,135	20,497,135
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	8,090,828	8,434,799

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2017

(Unaudited)

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	$—	$—

Total Preferred Stock					53,359,567	52,459,434

Common Stock—3.1%(c)
CB-HDT Holdings, Inc., Series A(g)	Aerospace & Defense			744,723	7,447,230	8,016,630
Gordon Brothers Finance Company(g)(p)	Finance			10,598	10,598,300	10,598,300
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber			3,131,292	—	—
MBS Group Holdings Inc.(g)(o)	Services: Business			8,500	1,000	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,592,593	—

Total Common Stock					24,639,123	18,614,930

Limited Partnership/Limited Liability Company Interests—13.7%
BCIC Senior Loan Partners, LLC(g)(j)(k)	Finance			45,672,168	45,672,168	45,215,447
ECI Cayman Holdings, LP(c)(h)(j)(k)	High Tech Industries			3,189	1,299,542	2,266,741
ETX Energy, LLC(c)(f)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)(f)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Finance			7,200,000	7,200,000	7,131,943
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	239,245	1,651,460
Loar Group LLC(c)	Aerospace & Defense			1,500,000	1,500,000	1,812,371
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC, Class A(c)(f)(j)(l)	Energy: Oil & Gas			19,582,356	11,980,712	13,056,381
U.S. Well Services, LLC, Class B(c)(f)(j)(l)	Energy: Oil & Gas			7,157,374	4,378,964	919,484
U.S. Well Services, LLC, Class D(c)(f)(j)(l)	Energy: Oil & Gas			8,085	4,947	—
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	10,032,967

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2017

(Unaudited)

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	$—	$—

Total Limited Partnership/Limited Liability Company Interests					86,101,265	82,092,281

Equity Warrants/Options—0.0%(c)
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—

Total Equity Warrants/Options					694,450	—

TOTAL INVESTMENTS—156.9%					$977,999,071	938,845,449

OTHER ASSETS & LIABILITIES (NET)—(56.9)%						(340,397,724)

NET ASSETS—100.0%						$598,447,725

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at March 31, 2017.
(d)	Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 12.6% of interest income earned for the three months ended March 31, 2017. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(e)	Approximately 81% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 88% of such senior secured loans have floors of 0.50% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2017 of all contracts within the specified loan facility.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 23.3% of the Company’s net assets at March 31, 2017.
(k)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2017

(Unaudited)

(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of V Global Holdings LLC and thus a non-controlled, affiliated investment.
(o)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.
(p)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the three months ended March 31, 2017 and 2016 is shown below:

	March 31, 2017	December 31, 2016
($ in millions)
Total assets	$424.6	$414.2
Total senior debt	$259.7	$248.9

	Three months ended March 31, 2017	Three months ended March 31, 2016
Total revenue	$10.4	$5.9
Net change in owners’ equity resulting from operations	$(0.7)	$(1.8)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(0.3)	$(1.0)
Provision for loan loss reserves	$0.3	$0.3

Note: Balance sheet amounts are as of period end

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2017

(Unaudited)

							Three Months Ended March 31, 2017
Non-controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Inc.
Preferred Stock	$8,130,000	$189,026	$—	$208,474	$8,527,500		$—	$—	$—	$189,026
AGY Holding Corp.:
Senior Secured Note	21,109,625	48,110	—	60,703	21,218,438		—	646,579	—	—
Senior Secured Loan	24,021,390	—	—	—	24,021,390		—	720,642	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	6,422,056	—	—	2,012,743	8,434,799		—	—	—	—
Common Stock	—	—	—	—	—		—	—	—	—
ETX Energy, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
ETX Energy Management Company, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
U.S. Well Services, LLC:
Revolver	—	4,520,854	—	—	4,520,854	†	—	45,012	286,295	—
Senior Secured Loan	—	29,924,386	—	—	29,924,386	†	—	1,196,845	—	—
Limited Liability Co. Interest, Class A	—	11,980,712	—	1,075,669	13,056,381	†	—	—	—	—
Limited Liability Co. Interest, Class B	—	4,378,964	—	(3,459,480)	919,484	†	—	—	—	—
Limited Liability Co. Interest, Class D	—	4,947	—	(4,947)	—	†	—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	(224,613)	22,236,685		—	561,532	—	—
Senior Secured Loan, Second Lien	15,109,890	—	—	(302,198)	14,807,692		—	491,071	—	—
V Global Holdings LLC
Limited Liability Co. Interest	12,087,912	—	—	(2,054,945)	10,032,967		—	—	—	—

Totals	$109,342,171	$51,046,999	$—	$(2,688,594)	$157,700,576		$—	$3,661,681	286,295	$189,026

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into the non-controlled, affiliated category from the non-controlled, non-affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2017 represents 26.4% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2017

(Unaudited)

							Three Months Ended March 31, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$736,685	$3,806	$(736,685)	$(3,806)	$—	†	$—	$12,002	$25,000	$—
Senior Secured Loan, First Lien, B	11,271,747	623,357	(11,271,747)	(623,357)	—	†	—	818,420	—	—
Common Stock	19,586,856	—	(16,654,505)	(2,932,351)	—	†	3,369,690	—	—	—
Warrants	117,358	—	(1,186,138)	1,068,780	—	†	(994,155)	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	41,675,575	3,146,072	—	393,800	45,215,447		—	—	7,249	192,620
CB-HDT Holdings, Inc.:
Unsecured Debt	4,477,360	—	—	—	4,477,360		—	132,482	—	—
Preferred Stock	15,000,000	—	—	—	15,000,000		—	—	—	—
Common Stock	7,447,230	—	—	569,400	8,016,630		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	28,800,000	—	—	—	28,800,000		—	864,000	—	—
Limited Liability Co. Interest	7,544,001	—	—	(412,058)	7,131,943		—	—	—	512,953
Gordon Brothers Finance Company:
Unsecured Debt	87,429,682	4,235,555	(3,529,629)	—	88,135,608		—	2,543,356	—	—
Preferred Stock	20,497,135	—	—	—	20,497,135		—	—	—	691,778
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	—	—	—	40,000,000		—	900,000	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	14,291,000	—	—	(691,500)	13,599,500		—	566,208	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	73,295	—	(73,295)	—		—	—	—	—

Totals	$309,472,929	$8,082,085	$(33,378,704)	$(2,704,387)	$281,471,923		$2,375,535	$5,836,468	$32,249	$1,397,351

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of March 31, 2017.

The aggregate fair value of controlled investments at March 31, 2017 represents 47.0% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Westward Dough Holdings, LLC, Class D(d)(n)	Beverage, Food, & Tobacco			114,706	$—	$—

Total Limited Partnership/Limited Liability Company Interests					77,102,335	67,257,747

Equity Warrants/Options—0.0%(d)
Bankruptcy Management Solutions, Inc., Tranche A(h)	Services: Business		expire 6/27/18	28,464	375,040	117,358
Bankruptcy Management Solutions, Inc., Tranche B(h)	Services: Business		expire 6/27/19	30,654	342,295	—
Bankruptcy Management Solutions, Inc., Tranche C(h)	Services: Business		expire 6/27/20	45,981	468,803	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	444,450	—

Total Equity Warrants/Options					1,880,588	117,358

TOTAL INVESTMENTS—156.1%					$1,021,585,227	931,123,490

OTHER ASSETS & LIABILITIES (NET)—(56.1)%						(334,803,121)

NET ASSETS—100.0%						$596,320,369

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing equity securities at December 31, 2016.
(e)	Non-accrual status at December 31, 2016 and therefore non-income producing. At December 31, 2016, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.7% and 5.4%, respectively.
(f)	Approximately 77% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 0.50% to 2.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2016 of all contracts within the specified loan facility.
(g)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(h)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Original purchase denominated in Canadian dollars.
(k)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 20.2% of the Company’s net assets at December 31, 2016.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2017.

The interim financial information at March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Investments

Security transactions are accounted for on the trade date unless there are substantial conditions to the purchase. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost of the investment. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses on the disposition of investments are calculated using the specific identification method.

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

U.S. Federal income taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to continue to qualify for the tax treatment applicable to RICs.

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

3. Agreements and related party transactions

Investment management agreement

At a Special Meeting of the Company’s Stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement (“Management Agreement”) between the Company and BlackRock Advisors, LLC to permit the Advisor to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor,” “BKCA” or “52nd Street”), to the Advisor (the “Transaction”). The Transaction was completed on March 6, 2015 and, pursuant to the new investment management agreement, dated as of March 6, 2015, the Company’s investment activities are currently managed by the Advisor. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with the Company’s previous adviser, which is referred to as the “Previous Agreement”. The Company’s current investment management agreement had the same management and incentive fee terms as the Previous Agreement until March 6, 2017 and thereafter has different management and incentive fees terms.

Base Management Fee

Under the current investment management agreement, the Advisor, subject to the overall supervision of the Board of Directors, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, the Advisor received, until March 6, 2017, a base management fee at an annual rate of 2.0% of total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, the Advisor receives a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter, and prorated for any period of less than a quarter.

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

For the three months ended March 31, 2017 and 2016, the Advisor earned $4,523,857 and $5,690,490, respectively, in base management fees under the investment management agreement.

Incentive Management Fee Until March 6, 2017

The current investment management agreement provides that the Advisor or its affiliates may be entitled to an incentive management fee (the “Incentive Fee”) as described below under certain circumstances until March 6, 2017. The Incentive Fee was calculated in the same manner as the Incentive Fee in the previous investment management agreement. The determination of the Incentive Fee, as described in more detail below, will result in the Advisor or its affiliates receiving no Incentive Fee payments if returns to stockholders do not meet an 8.0% annualized rate of return during the applicable fee measurement period, and will result in the Advisor or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceed an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2017 and 2016 was determined by reference to the four quarter periods ended on March 31, 2017 and 2016, respectively, however, the current three month period utilized one incentive management fee calculation until March 6, 2017, and another incentive management fee calculation after March 6, 2017, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For both the current year period until March 6, 2017 and the three months ended March 31, 2016, the Advisor earned zero in Incentive Fees based on income from the Company.

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, at March 31, 2017 and 2016 was zero. In accordance with GAAP, the hypothetical liquidation for the three months ended March 31, 2017 and 2016, resulted in a capital gains incentive fee accrual/(reversal) of zero. The total cumulative accrued balances at March 31, 2017 and 2016 were zero.

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

The calculations described above will be appropriately prorated for any period of less than a quarter and adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such quarter.

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

For the period after March 6, 2017 to March 31, 2017, the Advisor earned $809,183 in Incentive Fees based on income from the Company.

On March 7, 2017, the Company’s investment advisor, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income for the period after March 6, 2017 to March 31, 2017 is also $809,183, resulting in zero net Incentive Fees based on income earned by the Company.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the three months ended March 31, 2017 and 2016, the Company incurred $87,500 and $87,500, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three months ended March 31, 2017 and 2016 were zero and $5,921 respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2017 and 2016, the Company incurred $334,926 and $470,000, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, other entities affiliated with the Administrator and Advisor beneficially owned approximately 596,000 and 490,000 shares, respectively, of the Company’s common stock, representing approximately 0.8% and 0.7%, respectively, of the total shares outstanding. An entity affiliated with the Administrator had ownership and financial interests in the Previous Advisor.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three months ended March 31, 2017 and 2016.

	Three months ended March 31, 2017	Three months ended March 31, 2016
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$14,330,283	$(38,174,769)
Weighted average shares outstanding – basic	72,804,629	73,106,678
Earnings (Loss) per share – basic:	$0.20	$(0.52)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$14,330,283	$(38,174,769)
Adjustments for interest on unsecured convertible senior notes	1,831,743	—

Net increase (decrease) in net assets resulting from operations, as adjusted	$16,162,026	$(38,174,769)
Weighted average shares outstanding – diluted(1)	82,701,357	73,106,678
Earnings (Loss) per share – diluted:	$0.20	$(0.52)

(1)	Due to a net decrease in net assets from operations for the 2016 period, zero incremental shares are included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2017 and 2016 totaled $122,327,184 and $97,523,897, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended March 31, 2017 and 2016 totaled $114,368,838 and $32,905,670, respectively. At March 31, 2017, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$63,310,585	$65,033,438
Unsecured debt	149,071,074	127,754,735
Subordinated debt	28,800,000	28,800,000
Senior secured loans:
First lien	305,087,643	305,301,168
Second/other priority lien	266,935,364	258,789,463

Total senior secured loans	572,023,007	564,090,631

Preferred stock	53,359,567	52,459,434
Common stock	24,639,123	18,614,930
Limited partnership/limited liability company interests	86,101,265	82,092,281
Equity warrants/options	694,450	—

Total investments	$977,999,071	$938,845,449

At December 31, 2016, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$76,916,677	$63,609,625
Unsecured debt	147,170,031	127,317,932
Subordinated debt	28,800,000	28,800,000
Senior secured loans:
First lien	295,899,093	289,982,154
Second/other priority lien	294,051,311	258,533,161

Total senior secured loans	589,950,404	548,515,315

Preferred stock	58,544,859	57,873,127
Common stock	41,220,333	37,632,386
Limited partnership/limited liability company interests	77,102,335	67,257,747
Equity warrants/options	1,880,588	117,358

Total investments	$1,021,585,227	$931,123,490

Industry Composition

The industry composition of the portfolio at fair value at March 31, 2017 and December 31, 2016 was as follows:

Industry	March 31, 2017	December 31, 2016
Finance	21.3%	21.1%
Services: Business	14.0	11.4
Chemicals, Plastics, & Rubber	12.1	12.3
Consumer Goods: Durable	7.4	7.4
Environmental Industries	6.0	6.0
Energy: Oil & Gas	5.2	4.7
Insurance	5.1	5.1
Healthcare & Pharmaceuticals	4.8	6.9
Aerospace & Defense	4.7	4.7
Retail	4.6	4.8
Media: Advertising, Printing & Publishing	3.5	3.5
Services: Consumer	3.4	3.4
Metals & Mining	2.8	2.8
Construction & Building	2.1	3.0
Containers, Packaging, & Glass	2.1	2.1
Capital Equipment	0.7	0.5
High Tech Industries	0.2	0.3

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2017 was United States 94.6%, Bermuda 3.7%, Canada 1.5% and the Cayman Islands 0.2%, and at December 31, 2016 was United States 94.4%, Bermuda 3.8%, Canada 1.5% and the Cayman Islands 0.3%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $100.0 million of equity to Senior Loan Partners, with the Company providing $85.0 million and Windward providing $15.0 million. As of March 31, 2017, Senior Loan Partners had called and received $53.7 million of combined equity capital, of which the Company funded $45.7 million and Windward funded $8.0 million. As of March 31, 2017, Senior Loan Partners had received $0.6 million of contributions in advance from Windward, which is recorded as a liability in Senior Loan Partners’ Consolidated Statements of Assets and Liabilities, as shown in the selected balance sheet information below. As a result, remaining commitments from the Company and Windward as of March 31, 2017 were $39.3 million and $6.3 million, respectively. Capital contributions have been used to make investments and to fund certain start-up expenses of Senior Loan Partners.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements thereunder as of March 31, 2017.

As of March 31, 2017, $38.5 million was drawn on the Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available was $161.5 million. The average outstanding debt balance during the three months ended March 31, 2017 was $18.8 million and the maximum amount borrowed was $38.5 million. During the three months ended March 31, 2017, $0.8 million of interest expense and other debt related expenses were incurred under the Senior Facility.

As of March 31, 2017, Senior Loan Partners had total investments at fair value of $88.7 million, comprised of senior secured first lien loans, delayed draw term loans and an undrawn revolving loan to a total of ten borrowers. As of March 31, 2017, none of these loans were on non-accrual status. Proceeds from investment sales, prepayments or exits for the three months ended March 31, 2017 were $0.8 million. Additionally, Senior Loan Partners had unfunded commitments to two borrowers totaling $3.5 million. The aggregate fair value of the unfunded commitments at March 31, 2017 was $3.5 million. The weighted average yield of the portfolio at its current cost basis as of March 31, 2017 was 6.81%. Below is a summary of Senior Loan Partners’ portfolio as of March 31, 2017:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
Alaska Communications Systems Holdings, Inc., Term Loan A-1, First Lien	Telecommunications	6.00% (L + 500, 1.00% Floor)	3/13/22	$3,000,000	$3,000,000	$3,000,000
Alaska Communications Systems Holdings, Inc., Term Loan A-2, First Lien	Telecommunications	8.00% (L + 700, 1.00% Floor)	3/13/23	5,000,000	5,000,000	5,000,000
AP Plastics Group, LLC, Term Loan B, First Lien	Chemicals, Plastics, & Rubber	7.25% (L + 625, 1.00% Floor)	8/1/22	9,950,000	9,860,860	9,950,000
Digital Room LLC, First Lien	Media: Advertising, Printing & Publishing	7.00% (L + 600, 1.00% Floor)	11/21/22	9,875,000	9,686,695	9,677,500
Dunn Paper, Inc., First Lien	Containers, Packaging & Glass	5.75% (L + 475, 1.00% Floor)	8/26/22	8,491,305	8,408,634	8,491,304
ENC Holding Corporation, First Lien	Transportation: Cargo	7.62% (L + 650, 1.00% Floor)	2/8/23	10,000,000	9,901,292	9,901,292
MHE Intermediate Holdings, LLC, Delayed Draw	Services: Business	6.00% (L + 500, 1.00% Floor)	3/10/24	266,376	263,720	263,720
MHE Intermediate Holdings, LLC, First Lien	Services: Business	6.00% (L + 500, 1.00% Floor)	3/10/24	6,381,074	6,317,614	6,317,614
NSM Sub Holdings Corp., Delayed Draw	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	624,794	624,794	624,794
NSM Sub Holdings Corp., First Lien	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	7,318,657	7,251,374	7,318,657
O2 Partners, LLC, First Lien	Consumer Goods: Non-Durable	6.15% (L + 500, 1.00% Floor)	10/7/22	9,950,000	9,857,692	9,950,000
Pasternack Enterprises, Inc., First Lien	Wholesale	6.00% (L + 500, 1.00% Floor)	5/27/22	8,440,000	8,404,939	8,397,800
Q Holding Company, Term Loan B, First Lien	Chemicals, Plastics, & Rubber	6.15% (L + 500, 1.00% Floor)	12/18/21	9,949,109	9,853,600	9,853,600

Total Senior Secured Term & Delayed Draw Loans					$88,431,214	$88,746,281

(1)	100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2017 of all contracts within the specified loan facility.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of March 31, 2017 and for the three months then ended:

Selected Balance Sheet Information

March 31, 2017
($’s in thousands)
Investments, at fair value (cost $88,431)	$88,746
Cash and cash equivalents	1,686
Other assets	2,252

Total assets	$92,685

Debt	38,450
Interest and credit facility fees payable	138
Contributions received in advance	640
Other accrued expenses and payables	220

Total liabilities	$39,448

Members’ equity	53,237

Total liabilities and members’ equity	$92,685

Selected Statement of Operations Information

Three months ended March 31, 2017
($’s in thousands)
Total Investment income	$1,239

Interest and credit facility fees	806
Other fees and expenses	73

Total expenses	$879

Unrealized appreciation (depreciation)	252

Net investment income (loss)	$613

Amounts may not foot due to rounding

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2017 and December 31, 2016.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2017 and December 31, 2016 represents zero and 0.02%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2017 and December 31, 2016 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of March 31, 2017, the Company’s asset coverage was 260%.

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

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The $158,000,000 five-year, senior secured notes matured on January 18, 2016 and were refinanced under the Company’s Credit Facility.

The Senior Secured Notes were sold to certain institutional accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended. Interest on the Senior Secured Notes is due semi-annually on January 18 and July 18, commencing on July 18, 2011.

The Company’s outstanding debt as of March 31, 2017 and December 31, 2016 was as follows:

	As of
	March 31, 2017					December 31, 2016
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$440,000,000	(2)	$225,000,000	$225,000,000		$440,000,000	(2)	$190,000,000	$190,000,000
Senior Secured Notes	17,000,000		17,000,000	16,979,886	(5)	17,000,000		17,000,000	16,973,708	(5)
Convertible Notes	115,000,000		115,000,000	114,106,572	(3)	115,000,000		115,000,000	113,856,080	(4)
Term Loan	15,000,000		15,000,000	14,855,996	(6)	15,000,000		15,000,000	14,838,118	(6)

	$587,000,000		$372,000,000	$370,942,454		$587,000,000		$337,000,000	$335,667,906

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $216,990 and $676,438, respectively, as of March 31, 2017.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $277,828 and $866,092, respectively, as of December 31, 2016.

(5)	Represents the aggregate principal amount outstanding of the Senior Secured Notes less unamortized debt issuance costs of $20,114 and $26,292 at March 31, 2017 and December 31, 2016, respectively.
(6)	Represents the aggregate principal amount outstanding of the Term Loan less unamortized debt issuance costs of $144,004 and $161,882 at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, the Company had $225,000,000 drawn on the Credit Facility versus $190,000,000 at December 31, 2016. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $215,000,000 at March 31, 2017 and $250,000,000 at December 31, 2016. The Company’s average outstanding debt balance during the three months ended March 31, 2017 and 2016 was $323,786,261 and $391,242,452, respectively. The maximum amounts borrowed during the three months ended March 31, 2017 and 2016 were $371,783,009 and $442,536,273, respectively.

Amortization of $392,036 and $432,515 related to debt issuance costs are now presented as interest expense within the consolidated statements of operations for the three months ended March 31, 2017 and 2016.

The weighted average annual interest cost for the three months ended March 31, 2017 and 2016 was 4.63% and 4.59%, respectively, exclusive of commitment fees of $247,031 and $190,271, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At March 31, 2017, the Company was in compliance with all covenants required under the Credit Facility, Convertible Notes, Term Loan and Senior Secured Notes.

8. Capital stock

During July 2015, the Board of Directors approved an extension to the plan and an increase to the remaining amount of shares authorized to be repurchased to a total of 4,000,000 shares. During April 2016, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During the three months ended March 31, 2016, the Company purchased a total of 1,362,213 shares of its common stock on the open market for $12,009,486, including brokerage commissions. No such shares were purchased for the three months ended March 31, 2017. Since inception of the repurchase plan through March 31, 2017, the Company has purchased 4,551,965 shares of its common stock on the open market for $36,302,821, including brokerage commissions. At March 31, 2017, the total number of remaining shares authorized for repurchase was 1,958,149. The Company currently holds the shares it repurchased in treasury.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2017 and December 31, 2016. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2017 and December 31, 2016, the Company was obligated to existing portfolio companies for unfunded commitments of $43.0 million and $43.5 million, respectively. Of the $43.0 million and $43.5 million total unfunded commitments at March 31, 2017 and December 31, 2016, respectively, $39.3 million and $42.5 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC (See Note 5). The aggregate fair value of unfunded commitments at March 31, 2017 and December 31, 2016 was $42.6 million and $42.6 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Further, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements.

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

The carrying and fair values of the Company’s outstanding debt as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$225,000,000	$212,625,000	$190,000,000	$179,550,000
Senior Secured Notes	16,979,886	17,535,330	16,973,708	17,752,420
Convertible Notes	114,106,572	118,369,979	113,856,080	118,163,837
Term Loan	14,855,996	15,131,250	14,838,118	15,093,750

Total	$370,942,454	$363,661,559	$335,667,906	$330,560,007

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at March 31, 2017 and December 31, 2016 in determining such fair values:

		Fair Value Inputs at March 31, 2017
	Fair Value at March 31, 2017	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$65,033,438	$—	$—	$65,033,438
Unsecured debt	127,754,735	—	—	127,754,735
Subordinated debt	28,800,000	—	—	28,800,000
Senior secured loans	564,090,631	—	—	564,090,631
Preferred stock	52,459,434	—	—	52,459,434
Common stock	18,614,930	—	—	18,614,930
Limited partnership/limited liability company interests	82,092,281	—	—	82,092,281
Equity warrants/options	—	—	—	—

Total investments	938,845,449	—	—	938,845,449
Cash and cash equivalents	38,454,730	38,454,730	—	—

Total	$977,300,179	$38,454,730	$—	$938,845,449

		Fair Value Inputs at December 31, 2016
	Fair Value at December 31, 2016	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$63,609,625	$—	$—	$63,609,625
Unsecured debt	127,317,932	—	—	127,317,932
Subordinated debt	28,800,000	—	—	28,800,000
Senior secured loans	548,515,315	—	—	548,515,315
Preferred stock	57,873,127	—	—	57,873,127
Common stock	37,632,386	—	—	37,632,386
Limited partnership/limited liability company interests	67,257,747	—	—	67,257,747
Equity warrants/options	117,358	—	—	117,358

Total investments	931,123,490	—	—	931,123,490
Cash and cash equivalents	10,707,834	10,707,834	—	—

Total	$941,831,324	$10,707,834	$—	$931,123,490

The valuation techniques used at March 31, 2017 and December 31, 2016 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or both using third party valuation firms was $938,845,449 and $931,123,490 as of March 31, 2017 and December 31, 2016, respectively. Any remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended March 31, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2017
Senior secured notes	$63,609,625	$76,530	$(13,682,622)	$15,029,905	$5,000,000	$(5,000,000)	$—	$65,033,438
Unsecured debt	127,317,932	—	—	(1,464,240)	5,430,672	(3,529,629)	—	127,754,735
Subordinated debt	28,800,000	—	—	—	—	—	—	28,800,000
Senior secured loans	548,515,315	803,423	(34,071,371)	33,502,712	92,130,852	(76,790,300)	—	564,090,631
Preferred stock	57,873,127	—	2,449,618	(228,401)	189,026	(7,823,936)	—	52,459,434
Common stock	37,632,386	—	3,369,690	(2,436,246)	73,295	(20,024,195)	—	18,614,930
Limited partnership/LLC Interest	67,257,747	—	(9,638,439)	5,835,604	19,576,638	(939,269)	—	82,092,281
Equity warrants/options	117,358	—	(994,155)	1,068,780	—	(191,983)	—	—

Total investments	$931,123,490	$879,953	$(52,567,279)	$51,308,114	$122,400,483	$(114,299,312)	$—	$938,845,449

The following is a reconciliation for the three months ended March 31, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2015	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2016
Senior secured notes	$69,875,250	$250,294	$—	$(2,467,614)	$36,750,000	$—	$—	$104,407,930
Unsecured debt	126,476,842	(1)	—	(4,848,648)	15,990,930	—	—	137,619,123
Subordinated debt	42,608,119	—	—	—	2,240,000	(25,000,000)	—	19,848,119
Senior secured loans	756,394,823	517,905	—	(45,835,228)	39,533,238	(7,870,786)	—	742,739,952
Preferred stock	43,533,360	—	—	6,437,408	747,647	—	—	50,718,415
Common stock	46,629,914	—	—	(5,074,526)	443,097	—	—	41,998,485
Limited partnership/ LLC Interest	28,553,438	—	34,884	(3,345,953)	2,262,082	(34,884)	—	27,469,567
Equity warrants/options	2,924,818	—	—	(1,369,279)	—	—	—	1,555,539

Total investments	$1,116,996,564	$768,198	$34,884	$(56,503,840)	$97,966,994	$(32,905,670)	$—	$1,126,357,130

There were no transfers between Levels during the three months ended March 31, 2017 and 2016. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the three months ended March 31, 2017 and 2016 on investments still held by the Company at the respective period ends, for which Level 3 inputs were used in determining fair value was ($754,469) and ($56,503,840), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2017 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	4.00x	5.00x	4.45x
Unsecured debt	6.56x	7.50x	7.03x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	6.26x	7.58x	6.92x
Preferred stock	5.45x	5.99x	5.72x
Common stock	3.60x	3.87x	3.73x
Limited partnerships/LLC interest	3.00x	3.47x	3.24x
Equity warrants/options	n/a	n/a	n/a

Market Yields:
Senior secured notes	11.04%	11.72%	11.46%
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	9.97%	10.80%	10.43%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Per Share Data:
Net asset value, beginning of period	$8.21	$10.17

Net investment income	0.20	0.24
Net realized and unrealized gain (loss)	(0.00)	(0.76)

Total from investment operations	0.20	(0.52)
Distributions to stockholders from net investment income	(0.18)	(0.21)
Purchases of treasury stock at prices below net asset value	—	0.03
Issuance/reinvestment of stock at prices (below) above net asset value	(0.00)	—

Net increase (decrease) in net assets	0.01	(0.71)

Net asset value, end of period	$8.22	$9.46

Market price, end of period	$7.55	$9.41

Total return(1)(2)	11.79%	2.51%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	4.88%	4.23%
Ratio of interest and other debt related expenses to average net assets(3)	2.71%	2.56%

Ratio of total expenses to average net assets(3)(5)	7.59%	6.78%
Ratio of net investment income to average net assets(3)	9.89%	9.59%
Net assets, end of period	$598,447,725	$689,322,137
Average debt outstanding	$323,786,261	$391,242,452
Weighted average shares outstanding	72,804,629	73,106,678
Average debt per share(6)	$4.45	$5.35
Portfolio turnover(2)	12%	3%

Figures may not foot due to rounding

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding incentive fees based on income for the three months ended March 31, 2017 and 2016 is 4.33% and 4.23%, respectively.
(5)	Ratio excluding incentive fees based on income for the three months ended March 31, 2017 and 2016 is 7.04% and 6.78%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On May 1, 2017, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on July 3, 2017 to stockholders of record at the close of business on June 19, 2017.

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

At March 31, 2017:

Investment Portfolio: $938.8 million

Net Assets: $598.4 million

Indebtedness (borrowings under Credit Facility, Convertible Notes, Term Loan and

Senior Secured Notes): $371.8 million

Net Asset Value per share: $8.22

Portfolio Activity for the Three Months Ended March 31, 2017:

Cost of investments during period, including PIK: $122.3 million

Sales, repayments and other exits during period: $114.4 million

Number of portfolio companies at end of period: 35

Operating Results for the Three Months Ended March 31, 2017:

Net investment income per share: $0.20

Distributions declared per share: $0.18

Basic earnings per share: $0.20

Net investment income: $14.6 million

Net realized and unrealized loss: $0.2 million

Net increase in net assets from operations: $14.3 million

Net investment income per share, as adjusted1: $0.20

Basic earnings per share, as adjusted1: $0.20

Net investment income, as adjusted1: $14.6 million

Net increase in net assets from operations, as adjusted1: $14.3 million

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

Portfolio and investment activity

We invested $122.3 million during the three months ended March 31, 2017. The new investments consisted of senior secured loans secured by first liens ($92.1 million, or 75.3%), senior secured notes ($5.0 million, or 4.1%) and unsecured or subordinated debt securities and equity securities ($25.2 million, or 20.6%). Additionally, we received proceeds from sales/repayments and other exits of approximately $114.4 million during the three months ended March 31, 2017.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At March 31, 2017, our portfolio of $938.8 million (at fair value) consisted of 35 portfolio companies and was invested 60% in senior secured loans, 17% in unsecured or subordinated debt securities, 16% in equity investments, and 7% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.6 million at March 31, 2017. Our largest portfolio company investment by value was approximately $88.1 million and our five largest portfolio company investments by value comprised approximately 28% of our portfolio at March 31, 2017. At December 31, 2016, our portfolio of $931.1 million (at fair value) consisted of 38 portfolio companies and was invested 59% in senior secured loans, 17% in unsecured or subordinated debt securities, 17% in equity investments and 7% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $31.8 million at December 31, 2016. Our largest portfolio company investment by value was approximately $87.4 million and our five largest portfolio company investments by value comprised approximately 27% of our portfolio at December 31, 2016.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At March 31, 2017, our top three industry concentrations at fair value consisted of Finance (21.3%), Services: Business (14.0%) and Chemicals, Plastics, & Rubber (12.1%). At December 31, 2016, our top three industry concentrations at fair value consisted of Finance (21.1%), Chemicals, Plastics, & Rubber (12.3%) and Services: Business (11.4%) (See Note 5).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.1% at March 31, 2017 and 11.7% at December 31, 2016. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.5% and 12.5%, respectively, at March 31, 2017, versus 11.3% and 12.4%, respectively, at December 31, 2016. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.7% at March 31, 2017 and 10.5% at December 31, 2016. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.4% and 11.5%, respectively, at March 31, 2017, versus 10.5% and 10.8%, respectively, at December 31, 2016. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

For the three months ended March 31, 2017 and 2016, the total return based on net asset value was 3.2% and (4.7%), respectively. For the three months ended March 31, 2017 and 2016, the total return based on market price was 11.8% and 2.5%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.31 at March 31, 2017 and 1.35 at December 31, 2016. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Grade 1	$751,077,818	$696,150,783
Grade 2	93,370,578	133,487,483
Grade 3	88,076,566	88,655,801
Grade 4	6,315,000	5,005,487
Not Rated	5,487	7,823,936

Total investments	$938,845,449	$931,123,490

Results of operations

Results comparisons for the three months ended March 31, 2017 and 2016.

Investment income

Investment income totaled $24,934,408 and $29,837,169, respectively, for the three months ended March 31, 2017 and 2016, of which $15,718,945 and $20,377,395 were attributable to interest and fees on senior secured loans, $7,147,270 and $7,910,496 to interest and fees earned on other debt securities, $2,064,350 and $1,545,556 to dividends and fees from equity securities and $3,843 and $3,722 to interest earned on cash equivalents, respectively. The approximate 16% decline in investment income over the respective periods is primarily attributable to a 20% smaller overall portfolio, at amortized cost, as of the current period end, as well as a 24% decline in fee income over the respective quarters.

Interest income is comprised of approximately 13% of PIK interest for the three months ended March 31, 2017.

Expenses

Expenses for the three months ended March 31, 2017 and 2016 were $11,178,291 and $12,358,920, respectively, which consisted of $4,523,857 and $5,690,490 in base management fees, $3,987,080 and $4,655,999 in interest and credit facility fees, $565,110 and $544,625 in professional fees, $422,426 and $557,500 in investment advisor and administrative services expenses, $172,500 and $173,500 in director fees, and $698,135 and $736,806 in other expenses, respectively. Total expenses for the three months ended March 31, 2017 also consisted of $809,183 of incentive fees based on income as compared to zero for the three months ended March 31, 2016. As previously disclosed, the Company’s investment advisor, in consultation with the Company’s Board of Directors has agreed to waive such incentive fees based on income through December 31, 2018 (See Note 3). The decrease in the current period base management fees is primarily due to the decrease in the rate used to calculate management fees from 2.0% of total assets to 1.75% of total assets, excluding cash, after March 6, 2017 (See Note 3). Interest and credit facility fees declined 14% over the respective quarters due to the refinancing of the Senior Secured Notes under the Credit Facility during January 2016, as well as the refinancing of the Credit Facility during February 2016 which reduced pricing. Investment advisor and administrative services expenses declined more than 24% quarter-over-quarter due to previously streamlining the finance group and continuing to capture value created from being fully integrated on to the BlackRock platform. Other expenses for the three months ended March 31, 2017 decreased 5% as compared to the comparable 2016 quarter due largely to a one-time blocker tax expense incurred during 2016.

Net investment income (loss)

Net investment income (loss) was $14,565,300 and $17,478,249 for the three months ended March 31, 2017 and 2016, respectively. The decrease over the comparable quarter was due to a $4,902,761 decline in investment income as a result of a smaller overall portfolio during the current quarter, slightly offset by decreases in interest and credit facility charges, base management fees, and investment advisor and administrative services expenses for the current quarter.

Net realized gain or loss

Net realized gain or loss for the three months ended March 31, 2017 was a net loss of $51,616,426. $57,392,431 of losses during the quarter were a result of restructurings or amendments of our debt investment in Advanced Lighting Technologies, Inc. (“Advanced Lighting”), and our debt and equity investments in U.S. Well Services, LLC (“USWS”), as well as the write-off of our investment in Shoreline Energy LLC (“Shoreline”). These losses were slightly offset by $5,706,478 of gains realized on the sales of our equity investment in USI Senior Holdings, Inc. and our debt and equity investments in Bankruptcy Management Solutions, Inc. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gain or loss for the three months ended March 31, 2016 was $34,884 comprised of a capital distribution from our equity investment in Higginbotham Investment Holdings, LLC.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2017 and 2016, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $51,381,409 and an increase of $55,687,902, respectively. The current period appreciation was primarily comprised of $1,383,741 of overall net declines due to portfolio valuations during the quarter, offset by $52,765,150 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions or restructurings, namely Advanced Lighting, USWS and Shoreline. The increase in net unrealized depreciation for the three months ended March 31, 2016 was primarily comprised of

$64,895,833 of gross declines in the valuation of certain of our portfolio companies, slightly offset by $10,544,385 of gross increases in certain other portfolio company valuations, as well as a $443,097 unrealized foreign currency translation gain.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended March 31, 2017 and 2016 was an increase of $14,330,283 and a decrease of $38,174,769, respectively. As compared to the prior period, the increase is reflective of an overall decrease in net investment income of $2,912,949 period-over-period, taken in conjunction with a net realized and unrealized loss of $235,017 for the current period, versus $55,653,018 of net realized and unrealized loss for the three months ended March 31, 2016.

Financial condition, liquidity and capital resources

During the three months ended March 31, 2017, we generated operating cash flows primarily from investment dispositions, interest and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the three months ended March 31, 2017 was $6,831,926. Our primary sources of cash from operating activities during the period consisted of net proceeds from sales and repayments of $114,368,838, as well as a net increase in net assets resulting from operations of $14,330,283. Our primary uses of cash from operating activities during the period consisted of purchases of investments of $122,327,184, which includes PIK of $4,686,549.

Net cash provided by financing activities during the three months ended March 31, 2017 was $20,914,970. Our sources of cash from financing activities consisted of $35,274,554 in borrowings under the Credit Facility, net of debt repayments. Our uses of cash consisted of cash distributions paid of $14,359,584.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2017 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$225.0	$—	$—	$225.0	$—
Term Loan	15.0	—	15.0	—	—
Senior Secured Notes	17.0	17.0	—	—	—
Convertible Notes	114.8	114.8	—	—	—
Interest and Credit Facility Fees Payable	1.4	1.4	—	—	—

(1)	At March 31, 2017, $215.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2017 and December 31, 2016. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2017 and December 31, 2016, the Company was obligated to existing portfolio companies for unfunded commitments of $43.0 million and $43.5 million, respectively. Of the $43.0 million total unfunded commitments at March 31, 2017, $39.3 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2016 and 2015.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the three months ended March 31, 2017 and 2016, distributions reinvested pursuant to our dividend reinvestment plan totaled $902,431 and $1,053,835, respectively.

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

Recent developments

On May 1, 2017, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on July 3, 2017 to stockholders of record at the close of business on June 19, 2017.

On April 17, 2017, the Company redeemed $17.0 million aggregate principal amount of 6.60% senior secured notes due 2018, using proceeds from the senior secured revolving credit facility. The notes were prepaid at 100% of the principal amount, plus accrued and unpaid interest through the prepayment date, as well as an approximate $0.7 million make-whole premium.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2017, 74% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 91% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility and Term Loans bear interest at variable rates with no interest rate floors, while our Senior Secured Notes and Convertible Notes bear interest at fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of March 31, 2017, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($’s in millions, except per share data)
Up 400 basis points	$13.9	$0.19
Up 300 basis points	$10.4	$0.14
Up 200 basis points	$6.9	$0.09
Up 100 basis points	$3.4	$0.05
Down 100 basis points	$1.2	$0.02

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three months ended March 31, 2017 and 2016, we did not engage in any interest rate hedging activity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we and the Advisor may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Further, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on our consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent Form 10-K filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended March 31, 2017:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	—	—	—	1,958,149
February 2017	—	—	—	1,958,149
March 2017	—	—	—	1,958,149

	—	—	—

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: May 3, 2017	By:	/s/ Michael J. Zugay
Michael J. Zugay
Chief Executive Officer

Date: May 3, 2017	By:	/s/ Donna M. Milia
Donna M. Milia
Chief Financial Officer and Treasurer