Form 10-Q
period 2017-06-30
BlackRock Capital Investment Corp
filed 2017-08-02
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 2, 2017 was 73,052,261

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $459,980,587 and $586,176,755)	$440,116,069	$512,308,390
Non-controlled, affiliated investments (cost of $166,118,461 and $112,640,458)	166,357,555	109,342,171
Controlled investments (cost of $303,366,055 and $322,768,014)	286,790,297	309,472,929

Total investments at fair value (cost of $929,465,103 and $1,021,585,227)	893,263,921	931,123,490
Cash and cash equivalents	15,700,798	10,707,834
Receivable for investments sold	1,789,143	449,578
Interest, dividends and fees receivable	10,244,804	10,750,723
Prepaid expenses and other assets	4,042,343	4,035,866

Total Assets	$925,041,009	$957,067,491

Liabilities
Debt	$295,488,873	$335,667,906
Interest payable	2,795,387	3,041,680
Distributions payable	13,127,773	15,262,010
Base management fees payable	4,139,347	4,860,614
Accrued administrative services	327,361	—
Other accrued expenses and payables	1,649,050	1,914,912

Total Liabilities	317,527,791	360,747,122

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,484,048 and 77,228,207 issued and 72,932,083 and 72,676,242 outstanding	77,483	77,228
Paid-in capital in excess of par	883,420,730	877,300,709
Undistributed / (Distributions in excess of) net investment income	(5,764,145)	(7,965,655)
Accumulated net realized loss	(196,135,641)	(144,527,577)
Net unrealized appreciation (depreciation)	(37,782,388)	(92,261,515)
Treasury stock at cost, 4,551,965 and 4,551,965 shares held	(36,302,821)	(36,302,821)

Total Net Assets	607,513,218	596,320,369

Total Liabilities and Net Assets	$925,041,009	$957,067,491

Net Asset Value Per Share	$8.33	$8.21

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Investment Income:
Interest income:
Non-controlled, non-affiliated investments	$13,762,656	$21,740,253	$26,524,373	$43,479,695
Non-controlled, affiliated investments	3,441,137	1,246,674	7,102,818	2,631,941
Controlled investments	4,955,503	4,773,467	10,791,971	9,129,088

Total interest income	22,159,296	27,760,394	44,419,162	55,240,724
Fee income:
Non-controlled, non-affiliated investments: prepayment fees	16,609	3,000,000	205,609	3,000,000
Non-controlled, non-affiliated investments: other	25,171	1,078,011	135,068	1,864,294
Non-controlled, affiliated investments	63,621	—	349,916	—
Controlled investments	—	44,422	25,000	69,422

Total fee income	105,401	4,122,433	715,593	4,933,716

Dividend income:
Non-controlled, non-affiliated investments	—	196,119	470,724	398,202
Non-controlled, affiliated investments	277,119	541,186	466,145	1,082,374
Controlled investments	2,111,151	808,656	3,508,502	1,610,941

Total dividend income	2,388,270	1,545,961	4,445,371	3,091,517

Other income	590,429	—	590,429	—

Total investment income	25,243,396	33,428,788	50,170,555	63,265,957

Expenses:
Base management fees	4,139,347	5,721,689	8,663,204	11,412,179
Interest and credit facility fees	5,261,085	4,154,021	9,248,165	8,810,020
Incentive management fees (See Note 3)	2,773,859	—	3,583,042	—
Professional fees	792,283	559,375	1,357,393	1,104,000
Administrative services	303,782	285,940	631,459	755,940
Director fees	145,249	188,000	317,749	361,500
Investment advisor expenses	87,501	87,500	175,001	175,000
Other	644,853	825,319	1,342,988	1,562,125

Total expenses, before incentive management fee waiver	14,147,959	11,821,844	25,319,001	24,180,764
Incentive management fee waiver (See Note 3)	(2,773,859)	—	(3,583,042)	—

Expenses, net of incentive management fee waiver	11,374,100	11,821,844	21,735,959	24,180,764

Net Investment Income	13,869,296	21,606,944	28,434,596	39,085,193

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	8,362	(30,974,445)	(53,983,599)	(30,939,561)
Non-controlled, affiliated investments	—	—	—	—
Controlled investments	—	—	2,375,535	—

Net realized gain (loss)	8,362	(30,974,445)	(51,608,064)	(30,939,561)

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(2,697,247)	4,972,791	54,003,848	(52,016,971)
Non-controlled, affiliated investments	6,225,975	(3,028,106)	3,537,381	3,210,820
Controlled investments	(576,287)	(2,123,389)	(3,280,674)	(7,503,552)
Foreign currency translation	145,276	(7,882)	218,571	435,215

Net change in unrealized appreciation (depreciation)	3,097,717	(186,586)	54,479,126	(55,874,488)

Net realized and unrealized gain (loss)	3,106,079	(31,161,031)	2,871,062	(86,814,049)

Net Increase (Decrease) in Net Assets Resulting from Operations	$16,975,375	$(9,554,087)	$31,305,658	$(47,728,856)

Net Investment Income Per Share—basic	$0.19	$0.30	$0.39	$0.54

Earnings (Loss) Per Share—basic	$0.23	$(0.13)	$0.43	$(0.65)

Average Shares Outstanding—basic	72,929,346	72,700,685	72,867,332	72,903,681

Net Investment Income Per Share—diluted	$0.19	$0.28	$0.38	$0.52

Earnings (Loss) Per Share—diluted	$0.22	$(0.13)	$0.42	$(0.65)

Average Shares Outstanding—diluted	86,187,472	72,700,685	84,454,044	72,903,681

Distributions Declared Per Share	$0.18	$0.21	$0.36	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$28,434,596	$39,085,193
Net realized gain (loss)	(51,608,064)	(30,939,561)
Net change in unrealized appreciation (depreciation)	54,479,126	(55,874,488)

Net increase (decrease) in net assets resulting from operations	31,305,658	(47,728,856)

Distributions to Stockholders from:
Net investment income	(26,233,131)	(30,508,680)

Capital Share Transactions:
Reinvestment of distributions	1,782,691	2,020,562
Issuance of convertible notes	4,337,631	—
Purchases of treasury stock	—	(16,093,205)

Net increase (decrease) in net assets resulting from capital share transactions	6,120,322	(14,072,643)

Total Increase (Decrease) in Net Assets	11,192,849	(92,310,179)
Net assets at beginning of period	596,320,369	753,752,615

Net assets at end of period	$607,513,218	$661,442,436

Capital Share Activity:
Shares issued from reinvestment of distributions	255,841	226,889
Shares from purchases of treasury stock	—	(1,904,064)

Net increase (decrease) in shares outstanding	255,841	(1,677,175)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$31,305,658	$(47,728,856)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest and dividends	(8,691,349)	(5,871,337)
Net amortization on investments	(1,428,522)	(2,589,214)
Amortization of debt issuance costs	967,138	839,161
Net change in unrealized (appreciation) depreciation on investments	(54,260,555)	56,309,703
Net change in unrealized (appreciation) depreciation on foreign currency translation	(218,571)	(435,215)
Net realized (gain) loss on investments	51,608,064	30,939,561
Changes in operating assets:
Purchase of investments	(136,386,584)	(167,955,083)
Proceeds from disposition of investments	186,347,401	194,302,048
Change in receivable for investments sold	(449,878)	588,327
Change in interest, dividends and fees receivable	505,919	2,952,383
Change in prepaid expenses and other assets	(973,615)	(2,564,157)
Changes in operating liabilities:
Change in interest payable	(246,292)	(4,722,077)
Change in base management fees payable	(721,267)	(264,767)
Change in accrued administrative services	327,361	536,023
Change in other accrued expenses and payables	(265,871)	322,326

Net cash provided by (used in) operating activities	67,419,037	54,658,826

Financing Activities:
Distributions paid in cash	(26,584,676)	(28,840,325)
Proceeds from debt	255,182,615	322,323,250
Repayments of debt	(295,361,643)	(337,000,000)
Issuance of convertible notes	4,337,631	—
Purchases of treasury stock	—	(16,093,205)

Net cash provided by (used in) financing activities	(62,426,073)	(59,610,280)

Net increase (decrease) in cash and cash equivalents	4,992,964	(4,951,454)
Cash and cash equivalents, beginning of period	10,707,834	12,414,200

Cash and cash equivalents, end of period	$15,700,798	$7,462,746

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$7,835,059	$12,172,989
Taxes	$109,456	$271,103
Distributions reinvested	$1,782,691	$2,020,562

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2017

(Unaudited)

Portfolio Company	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—10.6%
Advanced Lighting Technologies, Inc., First Lien(d)(j)	Capital Equipment	12.50% (5.25% Cash / 7.25% PIK)	6/1/19	$21,813,063	$5,162,151	$5,453,266
AGY Holding Corp., Second Lien(f)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/18	21,762,500	21,493,618	21,436,063
Wink Holdco, Inc., Second Lien(j)	Insurance	11.30% (L + 1000, 1.00% Floor)	9/30/22	37,500,000	36,894,346	37,500,000

Total Senior Secured Notes					63,550,115	64,389,329

Unsecured Debt—19.8%
CB-HDT Holdings, Inc.(d)(g)(j)	Aerospace & Defense	12.00% PIK	12/15/19	4,743,794	4,743,794	4,743,794
Gordon Brothers Finance Company(g)(q)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	80,988,108	80,988,108	80,988,108
SVP Worldwide Ltd.(d)(h)(k)	Consumer Goods: Durable	16.00% (2.50% Cash / 13.50% PIK)	6/27/18	60,568,300	57,657,319	34,523,931

Total Unsecured Debt					143,389,221	120,255,833

Subordinated Debt—4.9%
First Boston Construction Holdings, LLC(d)(g)(k)	Finance	12.00%	12/31/20	29,600,000	29,600,000	29,600,000

Total Subordinated Debt					29,600,000	29,600,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2017

(Unaudited)

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—83.5%(e)
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	$24,021,390	$24,021,390	$24,021,390
Bankruptcy Management Solutions, Inc., Revolver	Services: Business	6.73% (L + 550)	3/31/22	1,000,000	1,000,000	1,000,000
Bankruptcy Management Solutions, Inc., First Lien	Services: Business	6.73% (L + 550)	3/31/22	16,957,500	16,957,500	16,957,500
GSE Environmental, Inc., First Lien	Environmental Industries	11.18% (L + 1000, 1.00% Floor)	8/11/21	36,536,471	36,536,471	36,536,471
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L + 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.23% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,893,083	13,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.30% (L + 800, 1.00% Floor)	7/7/20	19,600,000	19,125,572	19,600,000
Loar Group Inc., Second Lien	Aerospace & Defense	10.33% (L + 925, 1.00% Floor)	7/12/22	15,000,000	14,766,784	15,000,000
MBS Group Holdings Inc., First Lien(d)(g)	Services: Business	9.00% PIK	6/30/20	40,910,000	40,910,000	40,000,000
Oxford Mining Company, LLC, First Lien(d)	Metals & Mining	12.75% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	26,236,222	26,236,222	25,711,497
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	11.22% (L + 1000, 1.00% Floor)	6/9/23	20,000,000	20,000,000	20,000,000
Pomeroy Group LLC, Second Lien	Services: Business	11.64% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,093,435	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,839,193	32,000,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2017

(Unaudited)

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	$23,050,000	$23,050,000	$13,599,500
SOURCEHOV, LLC, First Lien	Services: Business	8.05% (L + 675, 1.00% Floor)	10/31/19	4,468,750	4,406,306	4,468,750
SOURCEHOV, LLC, Second Lien	Services: Business	11.80% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,895,392	5,000,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.73% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,609,383	25,000,000
U.S. Well Services, LLC, Revolver(f)	Energy: Oil & Gas	7.23% (L + 600, 1.00% Floor)	2/2/22	5,697,845	5,697,845	5,697,845
U.S. Well Services, LLC, First Lien(d)(f)	Energy: Oil & Gas	12.23% (L + 1100, 1.00% Floor PIK)	2/2/22	30,852,635	30,852,635	30,852,635
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	10.23% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,236,685
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	13.23% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,656,593
Water Pik, Inc., Second Lien	Consumer Goods: Durable	10.05% (L + 875, 1.00% Floor)	1/8/21	32,221,376	31,826,116	32,221,376

Total Senior Secured Loans					516,788,515	507,560,242

Preferred Stock—9.3%
Advanced Lighting Technologies, Inc.(c)(j)	Capital Equipment			931	—	—
Advantage Insurance Inc.(f)(j)	Insurance	8.00% PIK		750,000	9,962,731	8,550,000
CB-HDT Holdings, Inc., Series L(c)(g)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(g)(q)	Finance	13.50%		20,497	20,497,135	20,497,135
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	8,176,821	12,437,279
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—

Total Preferred Stock					53,636,687	56,484,414

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2017

(Unaudited)

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—3.0%(c)
CB-HDT Holdings, Inc., Series A(g)	Aerospace & Defense			744,723	$7,447,230	$7,864,288
Gordon Brothers Finance Company(g)(q)	Finance			10,598	10,598,300	10,598,300
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber			3,131,292	—	—
MBS Group Holdings Inc.(g)(p)	Services: Business			8,500	1,000	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,737,869	—

Total Common Stock					24,784,399	18,462,588

Limited Partnership/Limited Liability Company Interests—15.9%
BCIC Senior Loan Partners, LLC(g)(j)(k)(r)	Finance			56,392,619	56,392,619	56,392,619
ECI Cayman Holdings, LP(c)(h)(j)(k)	High Tech Industries			3,189	1,299,542	2,420,569
ETX Energy, LLC(c)(f)(o)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)(f)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Finance			7,400,000	7,400,000	7,506,553
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	239,245	1,773,575
Loar Group LLC(c)	Aerospace & Defense			1,500,000	1,500,000	1,943,647
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC, Class A(c)(f)(j)(l)	Energy: Oil & Gas			19,582,356	11,980,712	15,580,606
U.S. Well Services, LLC, Class B(c)(f)(j)(l)	Energy: Oil & Gas			7,157,374	4,378,964	1,097,250
U.S. Well Services, LLC, Class D(c)(f)(j)(l)	Energy: Oil & Gas			8,085	4,947	—
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	9,791,209
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					97,021,716	96,511,515

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2017

(Unaudited)

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.0%(c)
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	$250,000	$—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—

Total Equity Warrants/Options					694,450	—

TOTAL INVESTMENTS—147.0%					$929,465,103	893,263,921

OTHER ASSETS & LIABILITIES (NET)—(47.0)%						(285,750,703)

NET ASSETS—100.0%						$607,513,218

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at June 30, 2017.
(d)	Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 14.1% of interest income earned for the six months ended June 30, 2017. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(e)	Approximately 79% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 96% of such senior secured loans have floors of 0.75% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2017 of all contracts within the specified loan facility.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 25.2% of the Company’s net assets at June 30, 2017.
(k)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of V Global Holdings LLC and thus a non-controlled, affiliated investment.
(o)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of ETX Energy, LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2017

(Unaudited)

(q)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the three and six months ended June 30, 2017 and 2016 is shown below:

	June 30, 2017	December 31, 2016
($ in millions)
Total assets	$432.7	$414.2
Total senior debt	$281.6	$248.9

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Total revenue	$10.9	$6.6	$21.3	$12.6
Net change in owners’ equity resulting from operations	$(3.9)	$(3.7)	$(4.5)	$(5.5)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(2.6)	$(1.9)	$(2.9)	$(2.9)
Provision for loan loss reserves	$0.3	$0.3	$0.5	$0.5

Note: Balance sheet amounts are as of period end

(r)	This investment is deemed significant under Regulation S-X Rule 4-08(g). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC for the three and six months ended June 30, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2017

(Unaudited)

							Six Months Ended June 30, 2017
Non-controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Inc.
Preferred Stock	$8,130,000	$380,153	$—	$39,847	$8,550,000		$—	$—	$—	$380,152
AGY Holding Corp.:
Senior Secured Note	21,109,625	96,754	—	229,684	21,436,063		—	1,293,692	—	—
Senior Secured Loan	24,021,390	—	—	—	24,021,390		—	1,449,291	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	6,422,056	85,993	—	5,929,230	12,437,279		—	—	—	85,993
Common Stock	—	—	—	—	—		—	—	—	—
ETX Energy, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
ETX Energy Management Company, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
U.S. Well Services, LLC:
Revolver	—	5,697,845	—	—	5,697,845	†	—	126,016	349,916	—
Senior Secured Loan	—	30,852,635	—	—	30,852,635	†	—	2,115,110	—	—
Limited Liability Co. Interest, Class A	—	11,980,712	—	3,599,894	15,580,606	†	—	—	—	—
Limited Liability Co. Interest, Class B	—	4,378,964	—	(3,281,714)	1,097,250	†	—	—	—	—
Limited Liability Co. Interest, Class D	—	4,947	—	(4,947)	—	†	—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	(224,613)	22,236,685		—	1,130,384	—	—
Senior Secured Loan, Second Lien	15,109,890	—	—	(453,297)	14,656,593		—	988,325	—	—
V Global Holdings LLC
Limited Liability Co. Interest	12,087,912	—	—	(2,296,703)	9,791,209		—	—	—	—

Totals	$109,342,171	$53,478,003	$—	$3,537,381	$166,357,555		$—	$7,102,818	349,916	$466,145

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into the non-controlled, affiliated category from the non-controlled, non-affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2017 represents 27.4% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2017

(Unaudited)

							Six Months Ended June 30, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at June 30, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$736,685	$3,806	$(736,685)	$(3,806)	$—	†	$—	$12,002	$25,000	$—
Senior Secured Loan, First Lien, B	11,271,747	623,357	(11,271,747)	(623,357)	—	†	—	818,420	—	—
Common Stock	19,586,856	—	(16,654,505)	(2,932,351)	—	†	3,369,690	—	—	—
Warrants	117,358	—	(1,186,138)	1,068,780	—	†	(994,155)	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	41,675,575	13,866,523	—	850,521	56,392,619		—	—	—	1,604,307
CB-HDT Holdings, Inc.:
Unsecured Debt	4,477,360	266,434	—	—	4,743,794		—	266,434	—	—
Preferred Stock	15,000,000	—	—	—	15,000,000		—	—	—	—
Common Stock	7,447,230	—	—	417,058	7,864,288		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	28,800,000	800,000	—	—	29,600,000		—	1,737,867	—	—
Limited Liability Co. Interest	7,544,001	200,000	—	(237,448)	7,506,553		—	—	—	512,952
Gordon Brothers Finance Company:
Unsecured Debt	87,429,682	10,147,684	(16,589,258)	—	80,988,108		—	4,998,407	—	—
Preferred Stock	20,497,135	—	—	—	20,497,135		—	—	—	1,391,243
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	910,000	—	(910,000)	40,000,000		—	1,810,000	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	14,291,000	—	—	(691,500)	13,599,500		—	1,148,841	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	218,571	—	(218,571)	—		—	—	—	—

Totals	$309,472,929	$27,036,375	$(46,438,333)	$(3,280,674)	$286,790,297		$2,375,535	$10,791,971	$25,000	$3,508,502

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of June 30, 2017.

The aggregate fair value of controlled investments at June 30, 2017 represents 47.2% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Loans—92.0%(f)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	$18,900,000	$18,900,000	$18,900,000
AGY Holding Corp., First Lien(g)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	24,021,390	24,021,390	24,021,390
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(h)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	736,685	732,879	736,685
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(h)	Services: Business	7.00% (L + 600,1.00% Floor)	6/27/18	11,271,747	10,648,390	11,271,747
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	36,566,118	36,566,118	36,566,118
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.00% (L+ 900, 1.00% Floor)	2/19/21	13,000,000	12,878,533	13,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800,1.00% Floor)	7/7/20	19,700,000	19,144,826	19,700,000
Loar Group Inc., Second Lien	Aerospace & Defense	10.25% (L + 925,1.00% Floor)	7/12/22	15,000,000	14,743,818	15,000,000
MBS Group Holdings Inc., First Lien(h)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
Oxford Mining Company, LLC, First Lien(q)	Metals & Mining	12.45% (L+ 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	25,946,053	25,946,053	25,686,593
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	11.00% (L + 1000, 1.00% Floor)	6/9/23	20,000,000	20,000,000	20,000,000
Pomeroy Group LLC, Second Lien	Services: Business	11.64% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,056,251	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,812,661	32,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	$32,500,000	$32,500,000	$32,500,000
Red Apple Stores Inc., Second Lien(h)(i)(l)	Retail	10.00%	7/24/20	23,050,000	23,050,000	14,291,000
Shoreline Energy LLC, Second Lien(e)(q)(s)	Energy: Oil & Gas	16.00% (Base + 825, 2.25% Floor Cash / 2.00% PIK)	3/30/19	28,240,003	27,236,933	—
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	4,593,750	4,515,865	4,065,468
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,877,098	3,250,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.50% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,571,248	25,000,000
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925, 1.00% Floor)	9/24/20	20,000,000	19,685,726	20,000,000
U.S. Well Services, LLC, First Lien(q)(s)	Energy: Oil & Gas	14.11% (L + 1150, 0.50% Floor PIK)	5/2/19	50,083,741	50,083,741	43,572,855
Vertellus Holdings LLC, First Lien(g)	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(g)	Chemicals, Plastics, & Rubber	13.00% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	15,109,890
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	33,882,271	33,407,686	33,882,271

Total Senior Secured Loans					589,950,404	548,515,315

Preferred Stock—9.7%
Advantage Insurance Inc.(g)(k)	Insurance	8.00% PIK		750,000	9,582,578	8,130,000
CB-HDT Holdings, Inc., Series L(d)(h)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(h)(r)	Finance	13.50%		20,497	20,497,135	20,497,135

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	$8,090,828	$6,422,056
Red Apple Stores Inc.(d)(h)(i)(l)	Retail			6,806,383	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Construction & Building			260,798	5,374,318	7,823,936

Total Preferred Stock					58,544,859	57,873,127

Common Stock—6.3%(d)
Bankruptcy Management Solutions, Inc.(h)	Services: Business			370,122	16,654,505	19,586,856
CB-HDT Holdings, Inc., Series A(h)	Aerospace & Defense			744,723	7,447,230	7,447,230
Gordon Brothers Finance Company(h)(r)	Finance			10,598	10,598,300	10,598,300
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	—	—
MBS Group Holdings Inc.(h)(p)	Services: Business			8,500	1,000	—
Red Apple Stores Inc.(h)(i)(j)(l)	Retail			8,756,859	6,519,298	—

Total Common Stock					41,220,333	37,632,386

Limited Partnership/Limited Liability Company Interests—11.3%
BCIC Senior Loan Partners, LLC(h)(k)(l)	Finance			42,526,097	42,526,097	41,675,575
ECI Cayman Holdings, LP(d)(i)(k)(l)	High Tech Industries			3,189	2,238,811	2,842,546
ETX Energy, LLC(d)(g)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(d)(g)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(d)(h)(l)	Finance			7,200,000	7,200,000	7,544,001
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	239,245	1,418,348
Loar Group LLC(d)	Aerospace & Defense			1,500,000	1,500,000	1,683,878
Marsico Holdings, LLC(d)(k)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC(k)(m)	Energy: Oil & Gas	8.00% PIK		8,085	9,572,495	—
V Global Holdings LLC(d)(g)(o)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	12,087,912

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Westward Dough Holdings, LLC, Class D(d)(n)	Beverage, Food, & Tobacco			114,706	$—	$—

Total Limited Partnership/Limited Liability Company Interests					77,102,335	67,257,747

Equity Warrants/Options—0.0%(d)
Bankruptcy Management Solutions, Inc., Tranche A(h)	Services: Business		expire 6/27/18	28,464	375,040	117,358
Bankruptcy Management Solutions, Inc., Tranche B(h)	Services: Business		expire 6/27/19	30,654	342,295	—
Bankruptcy Management Solutions, Inc., Tranche C(h)	Services: Business		expire 6/27/20	45,981	468,803	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	444,450	—

Total Equity Warrants/ Options					1,880,588	117,358

TOTAL INVESTMENTS—156.1%					$1,021,585,227	931,123,490

OTHER ASSETS & LIABILITIES (NET)—(56.1)%						(334,803,121)

NET ASSETS—100.0%						$596,320,369

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing equity securities at December 31, 2016.
(e)	Non-accrual status at December 31, 2016 and therefore non-income producing. At December 31, 2016, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.7% and 5.4%, respectively.
(f)	Approximately 77% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 0.50% to 2.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2016 of all contracts within the specified loan facility.
(g)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities.
(h)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Original purchase denominated in Canadian dollars.
(k)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 20.2% of the Company’s net assets at December 31, 2016.

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

The interim financial information at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the statement of cash flows. The Company is currently evaluating the impact of adopting ASU 2016-15, which is effective for the Company on January 1, 2018 with early adoption permitted. The Company must apply the guidance retrospectively to all periods presented. The Company is currently evaluating the effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The Company is currently evaluating the effect on its consolidated financial statements, however, we do not expect ASU 2017-08 to have a material impact on the consolidated financial statements.

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

For the three and six months ended June 30, 2017, the Advisor earned $4,139,347 and $8,663,204, respectively, in base management fees under the investment management agreement. For the three and six months ended June 30, 2016, the Advisor earned $5,721,689 and $11,412,179, respectively, in base management fees under the investment management agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended June 30, 2017 and 2016 was determined by reference to the four quarter periods ended on June 30, 2017 and 2016, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three months ended June 30, 2016, the Advisor earned zero in Incentive Fees based on income from the Company.

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, at June 30, 2017 and 2016 was zero. In accordance with GAAP, the hypothetical liquidation for the three months ended June 30, 2017 and 2016, resulted in a capital gains incentive fee accrual/(reversal) of zero. The total cumulative accrued balances at June 30, 2017 and 2016 were zero.

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

For the three months ended June 30, 2017, the Advisor earned $2,773,859 in Incentive Fees based on income from the Company. For the period after March 6, 2017 to June 30, 2017, the Advisor earned $3,583,042 in Incentive Fees based on income from the Company.

On March 7, 2017, the Company’s investment advisor, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waivers for incentive fees based on income for the three months ended June 30, 2017 and the period after March 6, 2017 to June 30, 2017 are also $2,773,859 and $3,583,042, respectively, resulting in zero net Incentive Fees based on income earned by the Company.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the three and six months ended June 30, 2017, the Company incurred $87,501 and $175,001, respectively, for such investment advisor expenses under the Management Agreement. For the three and six months ended June 30, 2016, the Company incurred $87,500 and $175,000, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2017 were zero and zero, respectively. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2016 were zero and $5,921 respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2017, the Company incurred $303,782 and $631,459, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and six months ended June 30, 2016, the Company incurred $285,940 and $755,940, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment adviser to the Company. BlackRock Advisors, LLC does not own any shares of the Company at June 30, 2017 and December 31, 2016.

At June 30, 2017 and December 31, 2016, other entities affiliated with the Administrator and Advisor beneficially owned approximately 471,000 and 490,000 shares, respectively, of the Company’s common stock, representing approximately 0.6% and 0.7%, respectively, of the total shares outstanding. An entity affiliated with the Administrator had ownership and financial interests in the Previous Advisor.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$16,975,375	$(9,554,087)	$31,305,658	$(47,728,856)
Weighted-average shares outstanding – basic	72,929,346	72,700,685	72,867,332	72,903,681
Earnings (Loss) per share – basic:	$0.23	$(0.13)	$0.43	$(0.65)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$16,975,375	$(9,554,087)	$31,305,658	$(47,728,856)
Adjustments for interest on unsecured convertible senior notes	2,246,666	—	4,078,409	—

Net increase (decrease) in net assets resulting from operations, as adjusted	$19,222,041	$(9,554,087)	$35,384,067	$(47,728,856)
Weighted-average shares outstanding – diluted(1)	86,187,472	72,700,685	84,454,044	72,903,681
Earnings (Loss) per share – diluted:	$0.22	$(0.13)	$0.42	$(0.65)

(1)	Due to a net decrease in net assets from operations for the 2016 periods, zero incremental shares are included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three and six months ended June 30, 2017 totaled $22,750,749 and $145,077,933, respectively. Purchases of investments, including PIK, for the three and six months ended June 30, 2016 totaled $76,302,523 and $173,826,420, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2017 totaled $71,978,563 and $186,347,401, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2016 totaled $161,396,378 and $194,302,048, respectively.

At June 30, 2017, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$63,550,115	$64,389,329
Unsecured debt	143,389,221	120,255,833
Subordinated debt	29,600,000	29,600,000
Senior secured loans:
First lien	271,098,322	270,082,773
Second/other priority lien	245,690,193	237,477,469

Total senior secured loans	516,788,515	507,560,242

Preferred stock	53,636,687	56,484,414
Common stock	24,784,399	18,462,588
Limited partnership/limited liability company interests	97,021,716	96,511,515
Equity warrants/options	694,450	—

Total investments	$929,465,103	$893,263,921

At December 31, 2016, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$76,916,677	$63,609,625
Unsecured debt	147,170,031	127,317,932
Subordinated debt	28,800,000	28,800,000
Senior secured loans:
First lien	295,899,093	289,982,154
Second/other priority lien	294,051,311	258,533,161

Total senior secured loans	589,950,404	548,515,315

Preferred stock	58,544,859	57,873,127
Common stock	41,220,333	37,632,386
Limited partnership/limited liability company interests	77,102,335	67,257,747
Equity warrants/options	1,880,588	117,358

Total investments	$1,021,585,227	$931,123,490

Industry Composition

The industry composition of the portfolio at fair value at June 30, 2017 and December 31, 2016 was as follows:

Industry	June 30, 2017	December 31, 2016
Finance	23.0%	21.1%
Chemicals, Plastics, & Rubber	13.2	12.3
Services: Business	10.6	11.4
Consumer Goods: Durable	7.5	7.4
Environmental Industries	6.3	6.0
Energy: Oil & Gas	6.0	4.7
Insurance	5.3	5.1
Aerospace & Defense	5.0	4.7
Retail	4.9	4.8
Media: Advertising, Printing & Publishing	3.6	3.5
Services: Consumer	3.6	3.4
Metals & Mining	2.9	2.8
Healthcare & Pharmaceuticals	2.8	6.9
Construction & Building	2.2	3.0
Containers, Packaging, & Glass	2.2	2.1
Capital Equipment	0.6	0.5
High Tech Industries	0.3	0.3

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2017 was United States 94.3%, Bermuda 3.9%, Canada 1.5% and the Cayman Islands 0.3%, and at December 31, 2016 was United States 94.4%, Bermuda 3.8%, Canada 1.5% and the Cayman Islands 0.3%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $100.0 million of equity to Senior Loan Partners, with the Company providing $85.0 million and Windward providing $15.0 million. As of June 30, 2017, Senior Loan Partners had called and received $66.1 million of combined equity capital, of which the Company funded $56.2 million and Windward funded $9.9 million. As of June 30, 2017, Senior Loan Partners had received $0.2 million and $1.3 million of contributions in advance from the Company and Windward, respectively, which is recorded as a liability in Senior Loan Partners’ Consolidated Statements of Assets and Liabilities, as shown in the selected balance sheet information below. As a result, remaining commitments from the Company and Windward as of June 30, 2017 were $28.6 million and $3.8 million, respectively. Capital contributions have been used to make investments and to fund certain start-up expenses of Senior Loan Partners.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements thereunder as of June 30, 2017.

As of June 30, 2017, $106.6 million was drawn on the Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available was $93.4 million. The average outstanding debt balance during the three and six months ended June 30, 2017 was $79.7 million and $49.4 million, respectively. The maximum amount borrowed during the three and six months ended June 30, 2017 was $106.6 million and $106.6 million, respectively. During the three and six months ended June 30, 2017, $0.7 million and $1.4 million, respectively, of interest expense and other debt related expenses were incurred under the Senior Facility.

As of June 30, 2017, Senior Loan Partners had total investments at fair value of $169.3 million, comprised of senior secured first lien loans, delayed draw term loans and two undrawn revolving loans to a total of 17 borrowers. As of June 30, 2017, none of these loans were on non-accrual status. Proceeds from investment sales, prepayments or exits for the three and six months ended June 30, 2017 were $0.5 million and $1.3 million, respectively. Additionally, Senior Loan Partners had unfunded commitments to three borrowers totaling $6.7 million. The aggregate fair value of the unfunded commitments at June 30, 2017 was $6.7 million. The weighted average yield of the portfolio at its current cost basis as of June 30, 2017 was 6.53%. Below is a summary of Senior Loan Partners’ portfolio as of June 30, 2017:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
Alaska Communications Systems Holdings, Inc., Term Loan A-1, First Lien	Telecommunications	6.23% (L + 500, 1.00% Floor)	3/13/22	$3,000,000	$3,000,000	$2,962,500
Alaska Communications Systems Holdings, Inc., Term Loan A-2, First Lien	Telecommunications	8.23% (L + 700, 1.00% Floor)	3/13/23	5,000,000	5,000,000	4,912,500
AP Exhaust Acquisition, LLC, First Lien	Automotive	6.00% (L + 500, 1.00% Floor)	5/10/24	13,750,000	13,480,485	13,480,485
AP Gaming I, LLC, First Lien	Hotel, Gaming, & Leisure	6.58% (L + 550, 1.00% Floor)	2/15/24	10,000,000	9,975,185	9,975,185
AP Plastics Group, LLC, Term Loan B, First Lien	Chemicals, Plastics, & Rubber	7.32% (L + 625, 1.00% Floor)	8/1/22	10,517,105	10,430,099	10,517,105
Digital Room LLC, First Lien	Media: Advertising, Printing & Publishing	7.23% (L + 600, 1.00% Floor)	11/21/22	9,750,000	9,570,009	9,652,500

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Dunn Paper, Inc., First Lien	Containers, Packaging & Glass	5.79% (L + 475, 1.00% Floor)	8/26/22	$8,334,783	$8,255,923	$8,334,783
Edgewood Partners Insurance Center, First Lien	Insurance	6.23% (L + 500, 1.00% Floor)	3/16/23	10,000,000	9,975,597	9,975,597
ENC Holding Corporation, First Lien	Transportation: Cargo	7.73% (L + 650, 1.00% Floor)	2/8/23	9,975,000	9,880,489	9,875,250
Entertainment Partners, LLC, First Lien	Media: Diversified & Production	6.81% (L + 575, 1.00% Floor)	5/8/23	11,500,000	11,500,000	11,500,000
Highline Aftermarket Acquisition, LLC, First Lien	Automotive	5.56% (L + 425, 1.00% Floor)	3/24/24	9,975,000	9,926,656	9,926,656
MHE Intermediate Holdings, LLC, Delayed Draw	Services: Business	6.30% (L + 500, 1.00% Floor)	3/10/24	488,092	483,365	483,211
MHE Intermediate Holdings, LLC, First Lien	Services: Business	6.30% (L + 500, 1.00% Floor)	3/10/24	6,365,121	6,303,938	6,301,470
National Spine and Pain Centers, LLC, First Lien	Healthcare & Pharmaceuticals	5.56% (L + 450, 1.00% Floor)	6/2/24	10,000,000	9,950,431	9,950,431
NSM Sub Holdings Corp., Delayed Draw	Healthcare & Pharmaceuticals	6.23% (L + 500, 1.00% Floor)	10/3/22	623,229	623,229	623,229
NSM Sub Holdings Corp., First Lien	Healthcare & Pharmaceuticals	6.29% (L + 500, 1.00% Floor)	10/3/22	7,300,315	7,236,074	7,300,315
O2 Partners, LLC, First Lien	Consumer Goods: Non-Durable	6.23% (L + 500, 1.00% Floor)	10/7/22	9,925,000	9,836,859	9,925,000
Pasternack Enterprises, Inc., First Lien	Wholesale	6.23% (L + 500, 1.00% Floor)	5/27/22	11,411,177	11,370,558	11,382,650
Pretium Packaging, LLC, First Lien	Containers, Packaging & Glass	6.93% (L + 575, 1.00% Floor)	11/14/22	12,500,000	12,379,776	12,379,776
Q Holding Company, Term Loan B, First Lien	Chemicals, Plastics, & Rubber	6.30% (L + 500, 1.00% Floor)	12/18/21	9,923,664	9,833,199	9,824,427

Total Senior Secured Term & Delayed Draw Loans					$169,011,872	$169,283,070

(1)	100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2017 of all contracts within the specified loan facility.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of June 30, 2017 and December 31, 2016, respectively, and for the three and six months then ended:

Selected Balance Sheet Information

	June 30, 2017	December 31, 2016
($’s in thousands)
Investments, at fair value (cost $169,012 and $53,099)	$169,283	$53,162
Cash and cash equivalents	2,928	2,029
Other assets	2,693	2,408

Total assets	$174,904	$57,599

Debt	106,610	7,020
Interest and credit facility fees payable	271	85
Contributions received in advance	1,500	1,195
Distribution payable	682	—
Other accrued expenses and payables	243	149

Total liabilities	$109,306	$8,449

Members’ equity	65,598	49,150

Total liabilities and members’ equity	$174,904	$57,599

Selected Statement of Operations Information

	Three months ended June 30, 2017	Six months ended June 30, 2017
($’s in thousands)
Interest income	$2,243	$3,357
Fee income	300	425

Total investment income	$2,543	$3,782

Interest and credit facility fees	732	1,449
Other fees and expenses	132	294

Total expenses	$864	$1,743

Net investment income (loss)	1,678	2,038

Unrealized appreciation (depreciation)	(44)	271

Net increase (decrease) in members’ capital	$1,634	$2,310

Amounts may not foot due to rounding

For the three and six months ended June 30, 2017, the Company’s share of investment income from Senior Loan Partners was $1.4 million and $0.2 million, respectively, which amounts are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $0.6 million and zero, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2017 and December 31, 2016.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2017 and December 31, 2016 represents zero and 0.02%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2017 and December 31, 2016 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of June 30, 2017, the Company’s asset coverage was 300%.

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which extends the maturity date on the Credit Facility from February 19, 2021 to June 5, 2022.

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Term Loan Credit Agreement (the “Term Loan”) which has a principal amount of $15,000,000. The Term Loan has a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.25%. On June 22, 2017, the Company repaid the aggregate $15,000,000 principal amount of the Term Loan, plus accrued and unpaid interest, as well as a $192,005 make-whole premium, using proceeds from the Credit Facility.

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The $158,000,000 five-year, senior secured notes matured on January 18, 2016 and were repaid using proceeds from the Company’s Credit Facility. On April 17, 2017, the Company redeemed the $17,000,000 aggregate principal amount of 6.60% senior secured notes due 2018, using proceeds from the Credit Facility. The notes were prepaid at 100% of the principal amount, plus accrued and unpaid interest through the prepayment date, as well as $651,472 make-whole premium.

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

On June 13, 2017, the Company issued $143,750,000 in aggregate principal amount ($125,000,000 of the initial offering and $18,750,000 of the underwriters’ exercise of the overallotment option) of 5.00% Convertible Notes due 2022 (the “2022 Convertible Notes”) under an indenture, dated as of June 13, 2017. Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $139,800,000. The 2022 Convertible Notes will mature on June 15, 2022, unless previously converted, repurchased or redeemed in accordance with their terms. The interest rate on the notes is 5.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2017. Holders may convert their notes at their option prior to the close of business on the business day immediately preceding December 15, 2021, in integral multiples of $1,000 principal amount, only under certain circumstances. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election at an initial conversion rate of 118.2173 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $8.46 per share of the Company’s common stock. On or after December 23, 2021, the Company may redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at its option in accordance with their terms.

The 2022 Convertible Notes are accounted for in accordance with ASC 470-20, Debt – Debt with Conversion and Other Options (“ASC 470-20”). The Company has determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, at the time of issuance the Company estimated separate debt and equity components, and an original issue discount equal to the equity component was recorded in additional paid in capital in the accompanying Consolidated Balance Sheet.

The Company’s outstanding debt as of June 30, 2017 and December 31, 2016 was as follows:

	As of
	June 30, 2017					December 31, 2016
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$440,000,000	(2)	$46,000,000	$46,000,000		$440,000,000	(2)	$190,000,000	$190,000,000
Senior Secured Notes	—		—	—	(5)	17,000,000		17,000,000	16,973,708	(5)
Convertible Notes	115,000,000		115,000,000	114,359,852	(3)	115,000,000		115,000,000	113,856,080	(4)
2022 Convertible Notes	143,750,000		143,750,000	135,129,021	(7)	—		—	—
Term Loan	—		—	—	(6)	15,000,000		15,000,000	14,838,118	(6)

	$698,750,000		$304,750,000	$295,488,873		$587,000,000		$337,000,000	$335,667,906

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $155,474 and $484,674, respectively, as of June 30, 2017.
(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $277,828 and $866,092, respectively, as of December 31, 2016.
(5)	Represents the aggregate principal amount outstanding of the Senior Secured Notes less unamortized debt issuance costs of $26,292 at December 31, 2016. No longer outstanding at June 30, 2017.
(6)	Represents the aggregate principal amount outstanding of the Term Loan less unamortized debt issuance costs of $161,882 at December 31, 2016. No longer outstanding at June 30, 2017.
(7)	Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $4,302,284 and $4,318,695, respectively, as of June 30, 2017.

At June 30, 2017, the Company had $46,000,000 drawn on the Credit Facility versus $190,000,000 at December 31, 2016. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $394,000,000 at June 30, 2017 and $250,000,000 at December 31, 2016. The Company’s average outstanding debt balance during the three and six months ended June 30, 2017 was $334,668,593 and $329,257,489, respectively, and during the three and six months ended June 30, 2016 was $408,391,544 and $399,816,998, respectively. The maximum amounts borrowed during the three and six months ended June 30, 2017 were $412,247,365 and $412,247,365, respectively, and during the three and six months ended June 30, 2016 were $452,539,653 and $452,539,653, respectively.

Amortization of $575,102 and $967,138 related to debt issuance costs are included in interest expense within the consolidated statements of operations for the three and six months ended June 30, 2017. Amortization of $406,646 and $839,161 related to debt issuance costs are included in interest expense within the consolidated statements of operations for the three and six months ended June 30, 2016.

The weighted average annual interest cost for the three and six months ended June 30, 2017 was 6.01% and 5.36%, respectively, exclusive of commitment fees of $250,031 and $497,063, respectively. The weighted average annual interest cost for the three and six months ended June 30, 2016 was 3.91% and 4.23%, respectively, exclusive of commitment fees of $168,896 and $359,167, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

Under the Credit Facility, the Company is required to comply with various affirmative and restrictive covenants, reporting requirements and other customary requirements for similar debt facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on distributions and certain other restricted payments, (d) certain restrictions on subsidiaries and fundamental changes thereto, (e) maintaining a certain minimum shareholders’ equity, (f) maintaining an asset coverage ratio of not less than 2.0:1.0, (g) limitations on certain transactions with affiliates, (h) limitations on pledging certain unencumbered assets, and (i) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the governing documents. Further, amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. The Credit Facility is secured by a lien on substantially all of the assets of the Company and its subsidiaries.

The Convertible Notes and 2022 Convertible Notes contain certain covenants, including covenants requiring the Company to reserve shares of common stock for the purpose of satisfying all obligations to issue the underlying securities upon conversion of the securities and to furnish to holders of the securities upon request, any information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

At June 30, 2017, the Company was in compliance with all covenants required under the Credit Facility, Convertible Notes and 2022 Convertible Notes.

8. Capital stock

During April 2016, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During May 2017, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased, effective July 1, 2017, to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2018 or such time that all of the authorized shares have been repurchased. During the three and six months ended June 30, 2016, the Company purchased a total of 541,851 and 1,904,064 shares, respectively, of its common stock on the open market for $4,083,719 and $16,093,205, respectively, including brokerage commissions. No such shares were purchased for the three and six months ended June 30, 2017. Since inception of the repurchase plan through June 30, 2017, the Company has purchased 4,551,965 shares of its common stock on the open market for $36,302,821, including brokerage commissions. At June 30, 2017, the total number of remaining shares authorized for repurchase was 1,958,149. The Company currently holds the shares it repurchased in treasury.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2017 and December 31, 2016. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2017 and December 31, 2016, the Company was obligated to existing portfolio companies for unfunded commitments of $35.2 million and $43.5 million, respectively. Of the $35.2 million and $43.5 million total unfunded commitments at June 30, 2017 and December 31, 2016, respectively, $28.6 million and $42.5 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC (See Note 5). The aggregate fair value of unfunded commitments at June 30, 2017 and December 31, 2016 was $35.2 million and $42.6 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility, Senior Secured Notes, Convertible Notes, 2022 Convertible Notes and Term Loan is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility, Senior Secured Notes, Convertible Notes, 2022 Convertible Notes and Term Loan would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$46,000,000	$43,470,000	$190,000,000	$179,550,000
Senior Secured Notes	—	—	16,973,708	17,752,420
Convertible Notes	114,359,852	117,428,528	113,856,080	118,163,837
2022 Convertible Notes	135,129,021	142,846,754	—	—
Term Loan	—	—	14,838,118	15,093,750

Total	$295,488,873	$303,745,282	$335,667,906	$330,560,007

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at June 30, 2017 and December 31, 2016 in determining such fair values:

		Fair Value Inputs at June 30, 2017
	Fair Value at June 30, 2017	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$64,389,329	$—	$—	$64,389,329
Unsecured debt	120,255,833	—	—	120,255,833
Subordinated debt	29,600,000	—	—	29,600,000
Senior secured loans	507,560,242	—	—	507,560,242
Preferred stock	56,484,414	—	—	56,484,414
Common stock	18,462,588	—	—	18,462,588
Limited partnership/limited liability company interests	96,511,515	—	—	96,511,515
Equity warrants/options	—	—	—	—

Total investments	893,263,921	—	—	893,263,921
Cash and cash equivalents	15,700,798	15,700,798	—	—

Total	$908,964,719	$15,700,798	$—	$893,263,921

		Fair Value Inputs at December 31, 2016
	Fair Value at December 31, 2016	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$63,609,625	$—	$—	$63,609,625
Unsecured debt	127,317,932	—	—	127,317,932
Subordinated debt	28,800,000	—	—	28,800,000
Senior secured loans	548,515,315	—	—	548,515,315
Preferred stock	57,873,127	—	—	57,873,127
Common stock	37,632,386	—	—	37,632,386
Limited partnership/limited liability company interests	67,257,747	—	—	67,257,747
Equity warrants/options	117,358	—	—	117,358

Total investments	931,123,490	—	—	931,123,490
Cash and cash equivalents	10,707,834	10,707,834	—	—

Total	$941,831,324	$10,707,834	$—	$931,123,490

The valuation techniques used at June 30, 2017 and December 31, 2016 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or both using third party valuation firms was $893,263,921 and $931,123,490 as of June 30, 2017 and December 31, 2016, respectively. Any remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended June 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2017
Senior secured notes	$65,033,438	$77,379	$—	$(883,639)	$162,151	$—	$—	$64,389,329
Unsecured debt	127,754,735	—	—	(1,817,049)	7,377,776	(13,059,629)	—	120,255,833
Subordinated debt	28,800,000	—	—	—	800,000	—	—	29,600,000
Senior secured loans	564,090,631	471,190	—	(1,295,898)	3,213,253	(58,918,934)	—	507,560,242
Preferred stock	52,459,434	—	—	3,747,862	277,118	—	—	56,484,414
Common stock	18,614,930	—	—	(297,618)	145,276	—	—	18,462,588
Limited partnership/LLC Interest	82,092,281	—	—	3,498,783	10,920,451	—	—	96,511,515
Equity warrants/options	—	—	—	—	—	—	—	—

Total investments	$938,845,449	$548,569	$—	$2,952,441	$22,896,025	$(71,978,563)	$—	$893,263,921

The following is a reconciliation for the six months ended June 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2017
Senior secured notes	$63,609,625	$153,909	$(13,682,622)	$14,146,266	$5,162,151	$(5,000,000)	$—	$64,389,329
Unsecured debt	127,317,932	—	—	(3,281,289)	12,808,448	(16,589,258)	—	120,255,833
Subordinated debt	28,800,000	—	—	—	800,000	—	—	29,600,000
Senior secured loans	548,515,315	1,274,613	(34,071,371)	32,206,815	95,344,104	(135,709,234)	—	507,560,242
Preferred stock	57,873,127	—	2,449,618	3,519,460	466,145	(7,823,936)	—	56,484,414
Common stock	37,632,386	—	3,369,690	(2,733,864)	218,571	(20,024,195)	—	18,462,588
Limited partnership/LLC Interest	67,257,747	—	(9,638,439)	9,334,387	30,497,089	(939,269)	—	96,511,515
Equity warrants/options	117,358	—	(994,155)	1,068,780	—	(191,983)	—	—

Total investments	$931,123,490	$1,428,522	$(52,567,279)	$54,260,555	$145,296,508	$(186,277,875)	$—	$893,263,921

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

There were no transfers between Levels during the three and six months ended June 30, 2017 and 2016. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the six months ended June 30, 2017 and 2016 on investments still held by the Company at the respective period ends, for which Level 3 inputs were used in determining fair value was $2,512,245 and ($62,007,486), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2017 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	4.00x	5.00x	4.64x
Unsecured debt	6.56x	7.50x	7.03x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	6.65x	8.34x	7.50x
Preferred stock	7.00x	7.73x	7.36x
Common stock	7.00x	7.50x	7.25x
Limited partnerships/LLC interest	7.18x	8.20x	7.68x
Equity warrants/options	n/a	n/a	n/a

Market Yields:
Senior secured notes	10.18%	11.23%	10.96%
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.28%	11.12%	10.78%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

	Low	High	Weighted Average
Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.05x	1.15x	1.10x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.09x	1.21x	1.15x
Common stock	1.05x	1.15x	1.10x
Limited partnerships/LLC interests	0.95x	1.05x	1.00x
Equity warrants/options	n/a	n/a	n/a

Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interests	0.90x	1.10x	1.00x
Equity warrants/options	n/a	n/a	n/a

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2016 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	4.00x	5.00x	4.38x
Unsecured debt	6.75x	7.75x	7.25x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	6.16x	7.41x	6.82x
Preferred stock	7.00x	7.65x	7.32x
Common stock	9.17x	10.04x	9.88x
Limited partnerships/LLC interests	8.04x	8.91x	8.27x
Equity warrants/options	10.00x	11.00x	10.88x

Market Yields:
Senior secured notes	11.20%	11.88%	11.65%
Unsecured debt	24.25%	24.75%	24.50%
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.41%	11.24%	10.81%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interests	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

	Low	High	Weighted Average
Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.03x	1.13x	1.08x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.06x	1.17x	1.12x
Common stock	1.03x	1.13x	1.08x
Limited partnerships/LLC interests	0.95x	1.05x	1.00x
Equity warrants/options	n/a	n/a	n/a

Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interests	0.90x	1.10x	1.00x
Equity warrants/options	n/a	n/a	n/a

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the six months ended June 30, 2017 and 2016:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Per Share Data:
Net asset value, beginning of period	$8.21	$10.17

Net investment income	0.39	0.54
Net realized and unrealized gain (loss)	0.04	(1.19)

Total from investment operations	0.43	(0.65)
Distributions to stockholders from net investment income	(0.36)	(0.42)
Purchases of treasury stock at prices below net asset value	—	0.04
Issuance of convertible notes	0.06	—
Issuance/reinvestment of stock at prices (below) above net asset value	(0.00)	(0.00)

Net increase (decrease) in net assets	0.13	(1.04)

Net asset value, end of period	$8.33	$9.13

Market price, end of period	$7.49	$7.78

Total return(1)(2)	13.72%	(13.29)%

	Six months ended June 30, 2017	Six months ended June 30, 2016
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	5.41%	4.35%
Ratio of interest and other debt related expenses to average net assets(3)	3.11%	2.49%

Ratio of total expenses to average net assets(3)(5)	8.52%	6.84%
Ratio of net investment income to average net assets(3)	9.57%	11.06%
Net assets, end of period	$607,513,218	$661,442,436
Average debt outstanding	$329,257,489	$399,816,998
Weighted average shares outstanding	72,867,332	72,903,681
Average debt per share(6)	$4.52	$5.48
Portfolio turnover(2)	16%	16%

Figures may not foot due to rounding

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding incentive fees based on income for the six months ended June 30, 2017 and 2016 is 4.20% and 4.35%, respectively.
(5)	Ratio excluding incentive fees based on income for the six months ended June 30, 2017 and 2016 is 7.32% and 6.84%, respectively.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On August 1, 2017, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on October 2, 2017 to stockholders of record at the close of business on September 18, 2017.

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

Financial and operating highlights

At June 30, 2017:

Investment Portfolio: $893.3 million

Net Assets: $607.5 million

Indebtedness (borrowings under Credit Facility, Convertible Notes and

2022 Convertible Notes): $300.3 million

Net Asset Value per share: $8.33

Portfolio Activity for the Three Months Ended June 30, 2017:

Cost of investments during period, including PIK: $22.8 million

Sales, repayments and other exits during period: $72.0 million

Number of portfolio companies at end of period: 34

Operating Results for the Three Months Ended June 30, 2017:

Net investment income per share: $0.19

Distributions declared per share: $0.18

Basic earnings per share: $0.23

Net investment income: $13.9 million

Net realized and unrealized gain: $3.1 million

Net increase in net assets from operations: $17.0 million

Net investment income per share, as adjusted1: $0.19

Basic earnings per share, as adjusted1: $0.23

Net investment income, as adjusted1: $13.9 million

Net increase in net assets from operations, as adjusted1: $17.0 million

As Adjusted1: Amounts are adjusted to remove the incentive management fee expense based on gains, as required by GAAP, and to include only the incremental incentive management fee expense based on income. Until March 6, 2017, the incremental incentive management fee is calculated based on the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior calendar quarters. After March 6, 2017, incentive management fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested $22.8 million during the three months ended June 30, 2017. The new investments consisted of senior secured loans secured by first liens ($3.2 million, or 14.1%), senior secured notes ($0.2 million, or 0.7%) and unsecured or subordinated debt securities and equity securities ($19.4 million, or 85.2%). Additionally, we received proceeds from sales/repayments and other exits of approximately $72.0 million during the three months ended June 30, 2017.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At June 30, 2017, our portfolio of $893.3 million (at fair value) consisted of 34 portfolio companies and was invested 57% in senior secured loans, 19% in equity investments, 17% in unsecured or subordinated debt securities, and 7% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.0 million at June 30, 2017. Our largest portfolio company investment by value was approximately $81.0 million and our five largest portfolio company investments by value comprised approximately 28% of our portfolio at June 30, 2017. At December 31, 2016, our portfolio of $931.1 million (at fair value) consisted of 38 portfolio companies and was invested 59% in senior secured loans, 17% in unsecured or subordinated debt securities, 17% in equity investments and 7% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $31.8 million at December 31, 2016. Our largest portfolio company investment by value was approximately $87.4 million and our five largest portfolio company investments by value comprised approximately 27% of our portfolio at December 31, 2016.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At June 30, 2017, our top three industry concentrations at fair value consisted of Finance (23.0%), Chemicals, Plastics, & Rubber (13.2%) and Services: Business (10.6%). At December 31, 2016, our top three industry concentrations at fair value consisted of Finance (21.1%), Chemicals, Plastics, & Rubber (12.3%) and Services: Business (11.4%) (See Note 5).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.3% at June 30, 2017 and 11.7% at December 31, 2016. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.0% and 12.6%, respectively, at June 30, 2017, versus 11.3% and 12.4%, respectively, at December 31, 2016. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 10.9% at June 30, 2017 and 10.5% at December 31, 2016. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.8% and 11.4%, respectively, at June 30, 2017, versus 10.5% and 10.8%, respectively, at December 31, 2016. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

For the three and six months ended June 30, 2017, the total return based on net asset value was 3.9% and 7.2%, respectively, and, the total return based on market price was 1.7% and 13.7%, respectively. For the three and six months ended June 30, 2016, the total return based on net asset value was (1.3%) and (5.9%), respectively, and, the total return based on market price was (15.4%) and (13.3%), respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.34 at June 30, 2017 and 1.35 at December 31, 2016. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Grade 1	$722,064,211	$696,150,783
Grade 2	78,779,747	133,487,483
Grade 3	52,437,279	88,655,801
Grade 4	39,977,197	5,005,487
Not Rated	5,487	7,823,936

Total investments	$893,263,921	$931,123,490

Results of operations

Results comparisons for the three months ended June 30, 2017 and 2016.

Investment income

Investment income totaled $25,243,396 and $33,428,788, respectively, for the three months ended June 30, 2017 and 2016, of which $15,057,548 and $22,513,964 were attributable to interest and fees on senior secured loans, $7,190,177 and $9,359,123 to interest and fees earned on other debt securities, $2,388,270 and $1,545,961 to dividends from equity securities and $16,972 and $9,740 to interest earned on cash equivalents, respectively. The 2017 total also includes a one-time insurance reimbursement related to a previously disclosed legal settlement in the amount of $590,429. Excluding fee income and the one-time insurance reimbursement, the approximate 16% decline in investment income over the respective periods is primarily attributable to a 16% smaller overall portfolio, at amortized cost.

For the three months ended June 30, 2017, fee income was $105,401 as compared to $4,122,433 for the three months ended June 30, 2016. Of the prior period total, $3,000,000 is from prepayment fees earned from the early repayment of two portfolio company investments. Interest income is comprised of approximately 16% of PIK interest for the three months ended June 30, 2017.

Expenses

Expenses for the three months ended June 30, 2017 and 2016 were $14,147,959 and $11,821,844, respectively, which consisted of $4,139,347 and $5,721,689 in base management fees, $5,261,085 and $4,154,021 in interest and credit facility fees, $792,283 and $559,375 in professional fees, $391,283 and $373,440 in investment advisor and administrative services expenses, $145,249 and $188,000 in director fees, and $644,853 and $825,319 in other expenses, respectively. Total expenses for the three months ended June 30, 2017 also consisted of $2,773,859 of incentive fees based on income as compared to zero for the three months ended June 30, 2016. As previously disclosed, the Company’s investment advisor, in consultation with the Company’s Board of Directors has agreed to waive such incentive fees based on income through December 31, 2018 (See Note 3). The decrease in the current period base management fees is primarily due to the decrease in the rate used to calculate management fees from 2.0% of total assets to 1.75% of total assets, excluding cash, after March 6, 2017 (See Note 3). Interest and credit facility fees increased 27% over the respective quarters primarily due to a $651,472 make-whole premium incurred in connection with the early redemption of our $17.0 million Senior Secured Notes, as well as a $192,005 make-whole premium incurred in connection with the early repayment of our $15.0 million Term Loan. The increase in professional fees during the quarter was primarily due to the expensing of previously capitalized costs incurred in connection with prior year’s shelf registration statements. Other expenses for the three months ended June 30, 2017 decreased as compared to the comparable 2016 quarter due largely to a one-time blocker tax expense incurred during 2016.

Net investment income (loss)

Net investment income (loss) was $13,869,296 and $21,606,944 for the three months ended June 30, 2017 and 2016, respectively. The decrease over the comparable quarter was due to an $8,185,392 decline in investment income, partially a result of a $4,017,032 decline in current quarter fees and partially a result of a smaller overall portfolio during the current quarter, taken in conjunction with the increase in interest and credit facility fees for the quarter. This net decrease was slightly offset by decreases in base management fees, and other expenses for the current quarter.

Net realized gain or loss

Net realized gain or loss for the three months ended June 30, 2017 was a net gain of $8,362, comprised of a change in the anticipated escrow proceeds from our previously realized equity investment in Bankruptcy

Management Solutions, Inc. Net realized gain or loss for the three months ended June 30, 2016 was a loss of $30,974,445. The net loss was primarily driven by the $30,375,000 net loss realized on the restructuring of our investments in the Hunter Defense Technologies, Inc. (“Hunter”) first and second lien loans during the quarter. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2017 and 2016, the net change in unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $3,097,717 and an increase of $186,586, respectively. The current period appreciation was primarily comprised of $3,966,977 of overall net increases due to portfolio valuations during the quarter, offset by $869,260 of total unrealized depreciation primarily resulting from the reversal of previously recognized appreciation upon dispositions or restructurings, namely the U.S. Anesthesia Partners, Inc. exit. The 2016 period depreciation was primarily comprised of $27,390,173 of overall net declines due to portfolio valuations during the quarter, offset by $27,203,587 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions, namely the Hunter restructuring.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended June 30, 2017 and 2016 was an increase of $16,975,375 and a decrease of $9,554,087, respectively. As compared to the prior period, the increase is reflective of an overall decrease in net investment income of $7,737,648 period-over-period, taken in conjunction with a net realized and unrealized gain of $3,106,079 for the current period, versus $31,161,031 of net realized and unrealized loss for the three months ended June 30, 2016.

Results comparisons for the six months ended June 30, 2017 and 2016.

Investment income

Investment income totaled $50,170,555 and $63,265,957, respectively, for the six months ended June 30, 2017 and 2016, of which $30,776,493 and $42,891,359 were attributable to interest and fees on senior secured loans, $14,337,447 and $17,269,619 to interest and fees earned on other debt securities, $4,445,371 and $3,091,517 to dividends from equity securities and $20,815 and $13,462 to interest earned on cash equivalents, respectively. The 2017 total also includes a one-time insurance reimbursement related to a previously disclosed legal settlement in the amount of $590,429. Excluding fee income and the one-time insurance reimbursement, the approximate 16% decline in investment income over the respective periods is primarily attributable to a 16% smaller average overall portfolio, at amortized cost.

For the six months ended June 30, 2017, fee income was $715,593 as compared to $4,933,716 for the six months ended June 30, 2016. Of the prior period total, $3,000,000 is from prepayment fees earned from the early repayment of two portfolio company investments. Interest income is comprised of approximately 14% of PIK interest for the six months ended June 30, 2017.

Expenses

Expenses for the six months ended June 30, 2017 and 2016 were $25,319,001 and $24,180,764, respectively, which consisted of $8,663,204 and $11,412,179 in base management fees, $9,248,165 and $8,810,020 in interest and credit facility fees, $1,357,393 and $1,104,000 in professional fees, $806,460 and $930,940 in investment advisor and administrative services expenses, $317,749 and $361,500 in director fees, and $1,342,988 and $1,562,125 in other expenses, respectively. Total expenses for the six months ended June 30, 2017 also consisted of $3,583,042 of incentive fees based on income as compared to zero for the six months ended June 30, 2016. As previously disclosed, the Company’s investment advisor, in consultation with the

Company’s Board of Directors has agreed to waive such incentive fees based on income through December 31, 2018 (See Note 3). The decrease in the current period base management fees is primarily due to the decrease in the rate used to calculate management fees from 2.0% of total assets to 1.75% of total assets, excluding cash, after March 6, 2017 (See Note 3). Interest and credit facility fees increased 5% over the respective periods primarily due to a $651,472 make-whole premium incurred in connection with the early redemption of our $17.0 million Senior Secured Notes, as well as a $192,005 make-whole premium incurred in connection with the early repayment of our $15.0 million Term Loan during the current quarter. The increase in professional fees during the period was primarily due to the expensing of previously capitalized costs incurred in connection with prior year’s shelf registration statements. Other expenses for the six months ended June 30, 2017 decreased as compared to the comparable 2016 period due largely to a one-time blocker tax expense incurred during 2016.

Net investment income (loss)

Net investment income (loss) was $28,434,596 and $39,085,193 for the six months ended June 30, 2017 and 2016, respectively. The decrease over the comparable period was due to a $13,095,402 decline in investment income, partially a result of a $4,218,123 decline in current period fees and partially a result of a smaller overall average portfolio during the current year, taken in conjunction with the increase in interest and credit facility fees and professional fees for the period. This net decrease was slightly offset by decreases in base management fees, and other expenses for the current period.

Net realized gain or loss

Net realized gain or loss for the six months ended June 30, 2017 was a net loss of $51,608,064. Of this total, $57,392,431 of losses during the period were a result of restructurings or amendments of our debt investment in Advanced Lighting Technologies, Inc. (“Advanced Lighting”), and our debt and equity investments in U.S. Well Services, LLC (“USWS”), as well as the write-off of our investment in Shoreline Energy LLC (“Shoreline”). These losses were slightly offset by $5,714,840 of gains realized on the sales of our equity investment in USI Senior Holdings, Inc. and our debt and equity investments in Bankruptcy Management Solutions, Inc. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gain or loss for the six months ended June 30, 2016 was a loss of $30,939,561. The net loss was primarily driven by the $30,375,000 net loss realized on the restructuring of our investments in the Hunter Defense Technologies, Inc. (“Hunter”) first and second lien loans. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2017 and 2016, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $54,479,126 and an increase of $55,874,488, respectively. The current period appreciation was primarily comprised of $2,583,236 of overall net increases due to portfolio valuations during the period, as well as $51,895,890 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions or restructurings, namely Advanced Lighting, USWS and Shoreline. The increase in net unrealized depreciation for the six months ended June 30, 2016 was primarily comprised of $81,741,621 of overall net declines due to portfolio valuations during the six month period, offset by $25,867,133 of total unrealized appreciation resulting from the reversal of previously recognized depreciation upon dispositions, namely the Hunter restructuring.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the six months ended June 30, 2017 and 2016 was an increase of $31,305,658 and a decrease of $47,728,856, respectively. As compared to the prior period, the increase is reflective of an overall decrease in net investment income of $10,650,597 period-over-

period, taken in conjunction with a net realized and unrealized gain of $2,871,062 for the current period, versus $86,814,049 of net realized and unrealized loss for the six months ended June 30, 2016.

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

Until March 6, 2017, we record our liability for Incentive Fees based on income as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter until March 6, 2017 is based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the pro-rated period until March 6, 2017. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilize for each trailing four-fiscal quarter period until March 6, 2017, with the formula applied to each quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Quarterly Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
GAAP Basis:
Net Investment Income (Loss)	$13,869,296	$21,606,944	$28,434,596	$39,085,193
Net Investment Income (Loss) per share	0.19	0.30	0.39	0.54
Addback: GAAP incentive management fee expense based on Gains	—	—	—	—
Addback: GAAP incentive management fee expense based on Income	—	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income (Loss)	$13,869,296	$21,606,944	$28,434,596	$39,085,193
Net Investment Income (Loss) per share	0.19	0.30	0.39	0.54
Less: Incremental incentive management fee expense based on Income	—	—	—	—
As Adjusted[2]:
Net Investment Income (Loss)	$13,869,296	$21,606,944	$28,434,596	$39,085,193
Net Investment Income (Loss) per share	0.19	0.30	0.39	0.54

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive management fees. Such fees are calculated but not necessarily due and payable at this time.

As Adjusted2: Amounts are adjusted to remove the incentive management fee expense based on gains, as required by GAAP, and to include only the incremental incentive management fee expense based on income. Until March 6, 2017, the incremental incentive management fee is calculated based on the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior calendar quarters. After March 6, 2017, incentive management fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2017, we generated operating cash flows primarily from investment dispositions, interest and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the six months ended June 30, 2017 was $67,419,037. Our primary sources of cash from operating activities during the period consisted of net proceeds from sales and repayments of $186,347,401, as well as a net increase in net assets resulting from operations of $31,305,658. Our primary uses of cash from operating activities during the period consisted of purchases of investments of $145,077,933, which includes PIK of $8,691,349.

Net cash used in financing activities during the six months ended June 30, 2017 was $62,426,073. Our primary uses of cash from financing activities consisted of $40,179,028 in borrowings under the Credit Facility and the issuance of the 2022 Convertible Notes, net of debt repayments under the Credit Facility, as well as cash distributions paid of $26,584,676.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2017 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$46.0	$—	$—	$46.0	$—
Convertible Notes	114.8	114.8	—	—	—
2022 Convertible Notes	139.4	—	—	139.4	—
Interest and Credit Facility Fees Payable	2.9	2.9	—	—	—

(1)	At June 30, 2017, $394.0 million remained unused under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2017 and December 31, 2016. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2017 and December 31, 2016, the Company was obligated to existing portfolio companies for unfunded commitments of $35.2 million and $43.5 million, respectively. Of the $35.2 million total unfunded commitments at June 30, 2017, $28.6 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since March 2015:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	March 20, 2015	April 3, 2015
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the six months ended June 30, 2017 and 2016, distributions reinvested pursuant to our dividend reinvestment plan totaled $1,782,691 and $2,020,562, respectively.

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

Recent developments

On August 1, 2017, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on October 2, 2017 to stockholders of record at the close of business on September 18, 2017.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2017, 72% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 97% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our Convertible Notes and 2022 Convertible Notes bear interest at fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of June 30, 2017, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($’s in millions, except per share data)
Up 400 basis points	$19.2	$0.26
Up 300 basis points	$14.4	$0.20
Up 200 basis points	$9.6	$0.13
Up 100 basis points	$4.8	$0.07
Down 100 basis points	$(1.2)	$(0.02)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the six months ended June 30, 2017 and 2016, we did not engage in any interest rate hedging activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the six month period ended June 30, 2017:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	—	—	—	1,958,149
February 2017	—	—	—	1,958,149
March 2017	—	—	—	1,958,149
April 2017	—	—	—	1,958,149
May 2017	—	—	—	1,958,149
June 2017	—	—	—	1,958,149

	—	—	—

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

4.1	Base Indenture, dated as of June 13, 2017, by and between BlackRock Capital Investment Corporation and Wilmington Trust, National Association, as Trustee(1)

4.2	Supplemental Indenture, dated as of June 13, 2017, by and between BlackRock Capital Investment Corporation and Wilmington Trust, National Association, as Trustee(1)

4.3	Form of 5.00% Convertible Note due 2022(1)

10.1	Underwriting Agreement, dated June 7, 2017, by and among BlackRock Capital Investment Corporation, BlackRock Advisors, LLC, Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated(2)

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the corresponding exhibit number to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on June 13, 2017.
(2)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on June 13, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: August 2, 2017	By:	/s/ Michael J. Zugay
Michael J. Zugay
Chief Executive Officer

Date: August 2, 2017	By:	/s/ Donna M. Milia
Donna M. Milia
Chief Financial Officer and Treasurer