Form 10-Q
period 2017-09-30
BlackRock Capital Investment Corp
filed 2017-11-08
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 8, 2017 was 73,171,799.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $401,425,876 and $586,176,755)	$359,235,751	$512,308,390
Non-controlled, affiliated investments (cost of $169,685,526 and $112,640,458)	189,763,171	109,342,171
Controlled investments (cost of $318,562,249 and $322,768,014)	284,855,827	309,472,929

Total investments at fair value (cost of $889,673,651 and $1,021,585,227)	833,854,749	931,123,490
Cash and cash equivalents	4,919,845	10,707,834
Receivable for investments sold	1,534,194	449,578
Interest, dividends and fees receivable	11,287,584	10,750,723
Prepaid expenses and other assets	3,445,086	4,035,866

Total Assets	$855,041,458	$957,067,491

Liabilities
Debt (net of deferred financing costs of $4,537,926 and $1,054,266)	$246,142,078	$335,667,906
Interest payable	2,555,811	3,041,680
Distributions payable	13,149,409	15,262,010
Deferred tax liability (See Note 2)	5,257,916	—
Base management fees payable	3,993,673	4,860,614
Accrued administrative services	318,686	—
Other accrued expenses and payables	2,145,898	1,914,912

Total Liabilities	273,563,471	360,747,122

Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,604,226 and 77,228,207 issued and 73,052,261 and 72,676,242 outstanding	77,604	77,228
Paid-in capital in excess of par	884,286,013	877,300,709
Undistributed / (Distributions in excess of) net investment income	(6,773,637)	(7,965,655)
Accumulated net realized loss on investments and extinguishment of debt	(197,419,370)	(144,527,577)
Net unrealized appreciation (depreciation), net of tax	(62,389,802)	(92,261,515)
Treasury stock at cost, 4,551,965 and 4,551,965 shares held	(36,302,821)	(36,302,821)

Total Net Assets	581,477,987	596,320,369

Total Liabilities and Net Assets	$855,041,458	$957,067,491

Net Asset Value Per Share	$7.96	$8.21

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Investment Income:
Cash interest income:
Non-controlled, non-affiliated investments	$9,312,179	$15,212,159	$32,845,636	$55,010,376
Non-controlled, affiliated investments	2,598,036	1,253,797	7,585,744	3,885,738
Controlled investments	4,979,940	5,259,605	14,595,478	14,388,693

Total cash interest income	16,890,155	21,725,561	55,026,858	73,284,807

PIK interest income:
Non-controlled, non-affiliated investments	146,950	1,927,154	3,137,866	5,608,632
Non-controlled, affiliated investments	952,864	—	3,067,974	—
Controlled investments	143,484	—	1,319,917	—

Total PIK interest income	1,243,298	1,927,154	7,525,757	5,608,632

Fee income
Non-controlled, non-affiliated investments	164,464	356,760	505,141	5,221,054
Non-controlled, affiliated investments	—	—	349,916	—
Controlled investments	—	167,950	25,000	237,372

Total fee income	164,464	524,710	880,057	5,458,426

Cash dividend income:
Non-controlled, non-affiliated investments	—	—	404,780	—
Controlled investments	2,849,738	955,933	6,358,240	2,153,954

Total cash dividend income	2,849,738	955,933	6,763,020	2,153,954

PIK dividend income:
Non-controlled, non-affiliated investments	—	188,017	65,944	586,219
Non-controlled, affiliated investments	1,613,379	608,970	2,079,524	1,691,344
Controlled investments	—	208,729	—	621,649

Total PIK dividend income	1,613,379	1,005,716	2,145,468	2,899,212

Other income	—	—	590,429	—

Total investment income	22,761,034	26,139,074	72,931,589	89,405,031

Expenses:
Legal settlement	—	17,500,000	—	17,500,000
Base management fees	3,993,673	5,188,115	12,656,877	16,600,294
Interest and credit facility fees	4,808,533	3,831,364	14,056,698	12,641,384
Incentive management fees (See Note 3)	1,493,619	—	5,076,662	—
Professional fees	323,949	575,000	1,681,342	1,679,000
Administrative services	292,767	281,099	924,226	1,037,039
Director fees	157,500	160,250	475,249	521,750
Investment advisor expenses	87,504	87,500	262,505	262,500
Other	957,192	646,737	2,300,180	2,208,862

Total expenses, before incentive management fee waiver	12,114,737	28,270,065	37,433,739	52,450,829
Incentive management fee waiver (See Note 3)	(1,493,619)	—	(5,076,662)	—

Expenses, net of incentive management fee waiver	10,621,118	28,270,065	32,357,077	52,450,829

Net Investment Income (Loss)	12,139,916	(2,130,991)	40,574,512	36,954,202

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	28,990	(25,059,103)	(53,954,609)	(55,998,664)
Controlled investments	—	(1,532,024)	2,375,535	(1,532,024)

Net realized gain (loss)	28,990	(26,591,127)	(51,579,074)	(57,530,688)

Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(22,325,607)	(1,887,748)	31,678,241	(53,904,719)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations—(Continued)

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Non-controlled, affiliated investments	19,838,552	(5,478,931)	23,375,933	(2,268,111)
Controlled investments	(17,130,664)	(2,909,601)	(20,411,338)	(10,413,153)
Foreign currency translation	268,222	(74,783)	486,793	360,432

Net change in unrealized appreciation (depreciation)	(19,349,497)	(10,351,063)	35,129,629	(66,225,551)

Net realized and unrealized gain (loss) before taxes	(19,320,507)	(36,942,190)	(16,449,445)	(123,756,239)

Deferred taxes (See Note 2)	(5,257,916)	—	(5,257,916)	—
Net realized and unrealized gain (loss) after taxes	(24,578,423)	(36,942,190)	(21,707,361)	(123,756,239)

Realized losses on extinguishment of debt (See Note 7)	(1,312,719)	—	(1,312,719)	—

Net Increase (Decrease) in Net Assets Resulting from Operations	$(13,751,226)	$(39,073,181)	$17,554,432	$(86,802,037)

Net Investment Income Per Share—basic	$0.17	$(0.03)	$0.56	$0.51

Earnings (Loss) Per Share—basic	$(0.19)	$(0.54)	$0.24	$(1.19)

Average Shares Outstanding—basic	73,049,648	72,554,128	72,928,772	72,786,313

Net Investment Income Per Share—diluted	$0.16	$(0.03)	$0.54	$0.51

Earnings (Loss) Per Share—diluted	$(0.19)	$(0.54)	$0.24	$(1.19)

Average Shares Outstanding—diluted	73,049,648	72,554,128	72,928,772	72,786,313

Distributions Declared Per Share	$0.18	$0.21	$0.54	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$40,574,512	$36,954,202
Net realized gain (loss)	(51,579,074)	(57,530,688)
Net change in unrealized appreciation (depreciation) before taxes	35,129,629	(66,225,551)
Deferred taxes	(5,257,916)	—
Realized losses on extinguishment of debt	(1,312,719)	—

Net increase (decrease) in net assets resulting from operations	17,554,432	(86,802,037)

Distributions to Stockholders from:
Net investment income	(39,382,540)	(45,745,052)

Capital Share Transactions:
Reinvestment of distributions	2,648,095	3,003,346
Issuance of convertible notes	4,337,631	—
Purchases of treasury stock	—	(16,093,205)

Net increase (decrease) in net assets resulting from capital share transactions	6,985,726	(13,089,859)

Total Increase (Decrease) in Net Assets	(14,842,382)	(145,636,948)
Net assets at beginning of period	596,320,369	753,752,615

Net assets at end of period	$581,477,987	$608,115,667

Capital Share Activity:
Shares issued from reinvestment of distributions	376,019	359,010
Shares from purchases of treasury stock	—	(1,904,064)

Net increase (decrease) in shares outstanding	376,019	(1,545,054)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$17,554,432	$(86,802,037)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest and dividends	(9,671,225)	(8,507,844)
Net amortization on investments	(2,182,675)	(4,044,323)
Amortization of debt issuance costs	1,558,547	1,239,907
Net change in unrealized (appreciation) depreciation on investments before taxes	(34,642,836)	66,585,983
Net change in unrealized (appreciation) depreciation on foreign currency translation	(486,793)	(360,432)
Deferred taxes	5,257,916	—
Net realized (gain) loss on investments	51,579,074	57,530,688
Realized losses on extinguishment of debt	1,312,719	—
Changes in operating assets:
Purchase of investments	(168,848,829)	(208,521,443)
Proceeds from disposition of investments	262,067,895	267,906,627
Change in receivable for investments sold	(165,939)	906,965
Change in interest, dividends and fees receivable	(2,001,407)	1,919,340
Change in prepaid expenses and other assets	590,780	(2,170,164)
Changes in operating liabilities:
Change in payable for investments purchased	—	88,789
Change in interest payable	(485,869)	(6,728,032)
Change in base management fees payable	(866,941)	(798,339)
Change in accrued administrative services	318,686	(219,917)
Change in legal settlement payable	—	17,500,000
Change in other accrued expenses and payables	230,986	540,873

Net cash provided by (used in) operating activities	121,118,521	96,066,641

Financing Activities:
Distributions paid in cash	(38,847,047)	(43,066,163)
Proceeds from debt	313,393,993	369,595,846
Repayments of debt	(405,791,087)	(412,000,000)
Issuance of convertible notes	4,337,631	—
Purchases of treasury stock	—	(16,093,205)

Net cash provided by (used in) financing activities	(126,906,510)	(101,563,522)

Net increase (decrease) in cash and cash equivalents	(5,787,989)	(5,496,881)
Cash and cash equivalents, beginning of period	10,707,834	12,414,200

Cash and cash equivalents, end of period	$4,919,845	$6,917,319

Supplemental disclosure of cash flow information and non-cash activities:
Cash paid during period for:
Interest	$11,640,832	$17,241,620
Taxes	$145,456	$315,557
Non-cash activities:
Interest and dividends receivable—PIK	$1,464,546	$559,860
Distributions reinvested	$2,648,095	$3,003,346

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2017

(Unaudited)

Portfolio Company(u)	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—10.5%
Advanced Lighting Technologies, Inc., First Lien(d)(j)(s)	Capital Equipment	12.52% (5.25% Cash / 7.25% PIK)	6/1/19	$21,813,063	$5,162,151	$2,181,306
AGY Holding Corp., Second Lien(f)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/18	21,762,500	21,542,798	21,653,688
Wink Holdco, Inc., Second Lien(j)	Insurance	11.33% (L + 1000, 1.00% Floor)	9/30/22	37,500,000	36,923,397	37,500,000

Total Senior Secured Notes					63,628,346	61,334,994

Unsecured Debt—18.3%
CB-HDT Holdings, Inc.(d)(g)(j)	Aerospace & Defense	12.00% PIK	12/15/19	4,743,794	4,743,794	4,743,794
Gordon Brothers Finance Company(g)(q)	Finance	12.23% (L + 1100, 1.00% Floor)	10/31/21	86,635,515	86,635,515	86,635,515
SVP Worldwide Ltd.(d)(h)(k)(s)(t)	Consumer Goods: Durable	18.00% (2.50% Cash / 13.50% PIK)	6/27/18	62,657,907	57,657,319	15,037,898

Total Unsecured Debt					149,036,628	106,417,207

Subordinated Debt—5.1%
First Boston Construction Holdings, LLC(d)(g)(k)	Finance	12.00%	12/31/20	29,600,000	29,600,000	29,600,000

Total Subordinated Debt					29,600,000	29,600,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2017

(Unaudited)

Portfolio Company(u)	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Loans—74.8%(e)
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	$24,021,390	$24,021,390	$24,021,390
Bankruptcy Management Solutions, Inc., Revolver	Services: Business	6.74% (L+ 550)	3/31/22	1,000,000	1,000,000	1,000,000
Bankruptcy Management Solutions, Inc., First Lien	Services: Business	6.74% (L+ 550)	3/31/22	16,915,000	16,915,000	16,915,000
GSE Environmental, Inc., First Lien	Environmental Industries	11.31% (L + 1000, 1.00% Floor)	8/11/21	36,536,471	36,536,471	36,536,471
JLL Pioneer Inc., Second Lien	Construction & Building	9.80% (L + 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.24% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,900,478	13,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.34% (L + 800, 1.00% Floor)	7/7/20	19,550,000	19,116,285	19,550,000
Loar Group Inc., Second Lien	Aerospace & Defense	10.48% (L + 925, 1.00% Floor)	7/12/22	15,000,000	14,778,458	15,000,000
MBS Group Holdings Inc., First Lien(d)(g)	Services: Business	9.00% Cash	6/30/20	40,910,000	40,910,000	22,909,600
Midwest Physician Administrative Services, LLC, Second Lien	Healthcare & Pharmaceuticals	8.32% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,852,058	14,852,058
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	11.32% (L + 1000, 1.00% Floor)	6/9/23	20,000,000	20,000,000	20,000,000
Pomeroy Group LLC, Second Lien	Services: Business	11.64% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,112,336	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,852,679	32,000,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	23,050,000	23,050,000	15,443,500
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2017

(Unaudited)

Portfolio Company(u)	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.74% (L + 950, 1.00% Floor)	7/28/22	$25,000,000	$24,628,766	$25,000,000
U.S. Well Services, LLC, Revolver(f)	Energy: Oil & Gas	7.24% (L + 600, 1.00% Floor)	2/2/22	6,970,267	6,970,267	6,970,267
U.S. Well Services, LLC, First Lien(d)(f)	Energy: Oil & Gas	12.24% (L + 1100, 1.00% Floor PIK)	2/2/22	31,484,720	31,484,720	31,484,720
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	10.24% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,348,991
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	13.24% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,807,692
Westmoreland Resource Partners, LP (Oxford Mining Company, LLC), First Lien(d)	Metals & Mining	12.82% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	26,409,164	26,409,164	25,748,934

Total Senior Secured Loans					460,109,260	435,088,623

Preferred Stock—10.3%
Advanced Lighting Technologies, Inc.(c)(j)	Capital Equipment			931	—	—
Advantage Insurance Inc.(f)(j)	Insurance	8.00% PIK		750,000	10,155,957	9,660,000
CB-HDT Holdings, Inc., Series L(c)(g)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(g)(q)	Finance	13.50%		20,497	20,497,135	20,497,135
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	9,596,974	14,492,670
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—

Total Preferred Stock					55,250,066	59,649,805

Common Stock—3.1%(c)
CB-HDT Holdings, Inc., Series A(g)	Aerospace & Defense			744,723	7,447,230	7,229,602
Gordon Brothers Finance Company(g)(q)	Finance			10,598	10,598,300	10,598,300

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2017

(Unaudited)

Portfolio Company(u)	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber			3,131,292	$—	$—
MBS Group Holdings Inc.(g)(p)	Services: Business			8,500	1,000	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	7,006,091	—

Total Common Stock					25,052,621	17,827,902

Limited Partnership/Limited Liability Company Interests—21.3%
BCIC Senior Loan Partners, LLC(g)(j)(k)(r)	Finance			65,673,184	65,673,184	65,016,452
ECI Cayman Holdings, LP(c)(h)(j)(k)	High Tech Industries			3,189	1,299,542	3,316,628
ETX Energy, LLC(c)(f)(o)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)(f)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Finance			7,400,000	7,400,000	7,181,929
Higginbotham Investment Holdings, LLC(c)	Insurance			1,163	239,245	1,930,580
Loar Group LLC(c)	Aerospace & Defense			1,500,000	1,500,000	2,161,389
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC, Class A(c)(f)(j)(l)	Energy: Oil & Gas			19,582,356	11,980,712	28,376,826
U.S. Well Services, LLC, Class B(c)(f)(j)(l)	Energy: Oil & Gas			7,157,374	4,378,964	2,052,680
U.S. Well Services, LLC, Class D(c)(f)(j)(l)	Energy: Oil & Gas			8,085	4,946	1,685,456
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	12,208,791
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					106,302,280	123,936,218

Equity Warrants/Options—0.0%(c)
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2017

(Unaudited)

Portfolio Company(u)	Industry	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	$444,450	$—

Total Equity Warrants/Options					694,450	—

TOTAL INVESTMENTS—143.4%					$889,673,651	833,854,749

OTHER ASSETS & LIABILITIES (NET)—(43.4%)						(252,376,762)

NET ASSETS—100.0%						$581,477,987

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at September 30, 2017.
(d)	Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 12.0% of interest income earned for the nine months ended September 30, 2017. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.
(e)	Approximately 79% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 95% of such senior secured loans have floors of 0.75% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2017 of all contracts within the specified loan facility.
(f)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.
(g)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.
(h)	Non-U.S. company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 30.3% of the Company’s net assets at September 30, 2017.
(k)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis.
(l)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of U.S. Well Services, LLC and thus a non-controlled, affiliated investment.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of V Global Holdings LLC and thus a non-controlled, affiliated investment.
(o)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of ETX Energy, LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2017

(Unaudited)

(q)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the three and nine months ended September 30, 2017 and 2016 is shown below:

	September 30, 2017	December 31, 2016
($ in millions)
Total assets	$486.3	$412.8
Total senior debt	$319.8	$248.9

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Total revenue	$12.4	$9.0	$33.7	$21.6
Net change in owners’ equity resulting from operations	$(0.8)	$(0.6)	$(5.4)	$(6.1)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$1.0	$(0.7)	$(1.9)	$(3.6)
Provision for loan loss reserves	$0.3	$0.0	$0.8	$0.5

Note: Balance sheet amounts are as of period end

(r)	This investment is deemed significant under Regulation S-X Rule 4-08(g). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC for the three and nine months ended September 30, 2017 and the period June 23, 2016 through September 30, 2016.
(s)	Non-accrual status at September 30, 2017 and therefore non-income producing. At September 30, 2017, the aggregate fair value and amortized cost on non-accrual status represents 2.7% and 8.9% of the Company’s debt investments, respectively.
(t)	All-in rate includes default interest.
(u)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (See Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2017

(Unaudited)

							Nine Months Ended September 30, 2017
Non-controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Appreciation (Depreciation) before Taxes	Fair Value at September 30, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Inc.
Preferred Stock	$8,130,000	$573,380	$—	$956,620	$9,660,000		$—	$—	$—	$573,378
AGY Holding Corp.:
Senior Secured Note	21,109,625	145,933	—	398,130	21,653,688		—	1,947,990	—	—
Senior Secured Loan	24,021,390	—	—	—	24,021,390		—	2,185,946	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	6,422,056	1,506,145	—	6,564,469	14,492,670		—	—	—	1,506,146
Common Stock	—	—	—	—	—		—	—	—	—
ETX Energy, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
ETX Energy Management Company, LLC
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
U.S. Well Services, LLC:
Revolver	—	6,970,267	—	—	6,970,267	†	—	246,330	349,916	—
Senior Secured Loan	—	31,484,720	—	—	31,484,720	†	—	3,067,974	—	—
Limited Liability Co. Interest, Class A	—	11,980,712	—	16,396,114	28,376,826	†	—	—	—	—
Limited Liability Co. Interest, Class B	—	4,378,964	—	(2,326,284)	2,052,680	†	—	—	—	—
Limited Liability Co. Interest, Class D	—	4,946	—	1,680,510	1,685,456	†	—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	(112,307)	22,348,991		—	1,711,588	—	—
Senior Secured Loan, Second Lien	15,109,890	—	—	(302,198)	14,807,692		—	1,493,890	—	—
V Global Holdings LLC
Limited Liability Co. Interest	12,087,912	—	—	120,879	12,208,791		—	—	—	—

Totals	$109,342,171	$57,045,067	$—	$23,375,933	$189,763,171		$—	$10,653,718	$349,916	$2,079,524

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into the non-controlled, affiliated category from the non-controlled, non-affiliated category during the period.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2017 represents 32.6% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2017

(Unaudited)

							Nine Months Ended September 30, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Appreciation (Depreciation) before Taxes	Fair Value at September 30, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$736,685	$3,806	$(736,685)	$(3,806)	$—	†	$—	$12,002	$25,000	$—
Senior Secured Loan, First Lien, B	11,271,747	623,357	(11,271,747)	(623,357)	—	†	—	818,420	—	—
Common Stock	19,586,856	—	(16,654,505)	(2,932,351)	—	†	3,369,690	—	—	—
Warrants	117,358	—	(1,186,138)	1,068,780	—	†	(994,155)	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	41,675,575	23,147,088	—	193,789	65,016,452		—	—	—	3,232,750
CB-HDT Holdings, Inc.:
Unsecured Debt	4,477,360	266,434	—	—	4,743,794		—	409,917	—	—
Preferred Stock	15,000,000	—	—	—	15,000,000		—	—	—	—
Common Stock	7,447,230	—	—	(217,628)	7,229,602		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	28,800,000	800,000	—	—	29,600,000		—	2,636,000	—	—
Limited Liability Co. Interest	7,544,001	200,000	—	(562,072)	7,181,929		—	—	—	1,027,096
Gordon Brothers Finance Company:
Unsecured Debt	87,429,682	17,206,943	(18,001,110)	—	86,635,515		—	7,540,002	—	—
Preferred Stock	20,497,135	—	—	—	20,497,135		—	—	—	2,098,394
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	910,000	—	(18,000,400)	22,909,600		—	2,761,158	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	14,291,000	—	—	1,152,500	15,443,500		—	1,737,896	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	486,793	—	(486,793)	—		—	—	—	—

Totals	$309,472,929	$43,644,421	$(47,850,185)	$(20,411,338)	$284,855,827		$2,375,535	$15,915,395	$25,000	$6,358,240

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of September 30, 2017.

The aggregate fair value of controlled investments at September 30, 2017 represents 49.0% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2016

Portfolio Company(t)	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Senior Secured Notes—10.7%
Advanced Lighting Technologies, Inc., First Lien(e)(k)	Capital Equipment	10.50%	6/1/19	$20,000,000	$18,682,622	$5,000,000
AGY Holding Corp., Second Lien(g)(k)	Chemicals, Plastics, & Rubber	11.00%	11/15/18	21,762,500	21,396,864	21,109,625
Wink Holdco, Inc., Second Lien(k)	Insurance	11.00% (L + 1000, 1.00% Floor)	9/30/22	37,500,000	36,837,191	37,500,000

Total Senior Secured Notes					76,916,677	63,609,625

Unsecured Debt—21.3%
CB-HDT Holdings, Inc.(h)(k)(q)	Aerospace & Defense	12.00% PIK	12/15/19	4,477,360	4,477,360	4,477,360
Gordon Brothers Finance Company(h)(r)	Finance	12.00% (L + 1100, 1.00% Floor)	10/31/21	87,429,682	87,429,682	87,429,682
SVP Worldwide Ltd.(i)(l)(q)	Consumer Goods: Durable	16.00% (2.50% Cash / 13.50% PIK)	6/27/18	56,657,424	55,262,989	35,410,890

Total Unsecured Debt					147,170,031	127,317,932

Subordinated Debt—4.8%
First Boston Construction Holdings, LLC(h)(l)(q)	Finance	12.00%	12/31/20	28,800,000	28,800,000	28,800,000

Total Subordinated Debt					28,800,000	28,800,000

Senior Secured Loans—92.0%(f)
Accriva Diagnostics, Inc., First Lien	Healthcare & Pharmaceuticals	12.25%	1/17/19	18,900,000	18,900,000	18,900,000
AGY Holding Corp., First Lien(g)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	24,021,390	24,021,390	24,021,390
Bankruptcy Management Solutions, Inc., Term Loan A, First Lien(h)	Services: Business	4.50% (L + 350, 1.00% Floor)	6/27/17	736,685	732,879	736,685
Bankruptcy Management Solutions, Inc., Term Loan B, First Lien(h)	Services: Business	7.00% (L + 600,1.00% Floor)	6/27/18	11,271,747	10,648,390	11,271,747
GSE Environmental, Inc., First Lien	Environmental Industries	11.00% (L + 1000, 1.00% Floor)	8/11/21	36,566,118	36,566,118	36,566,118

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company(t)	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
JLL Pioneer Inc., Second Lien	Construction & Building	9.50% (L+ 850, 1.00% Floor)	12/31/20	$20,000,000	$20,000,000	$20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.00% (L+ 900, 1.00% Floor)	2/19/21	13,000,000	12,878,533	13,000,000
Liberty Tire Recycling Holdco, LLC, First Lien	Environmental Industries	9.00% (L + 800,1.00% Floor)	7/7/20	19,700,000	19,144,826	19,700,000
Loar Group Inc., Second Lien	Aerospace & Defense	10.25% (L + 925,1.00% Floor)	7/12/22	15,000,000	14,743,818	15,000,000
MBS Group Holdings Inc., First Lien(h)	Services: Business	9.00%	6/30/20	40,000,000	40,000,000	40,000,000
Oxford Mining Company, LLC, First Lien(q)	Metals & Mining	12.45% (L+ 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	25,946,053	25,946,053	25,686,593
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	11.00% (L + 1000, 1.00% Floor)	6/9/23	20,000,000	20,000,000	20,000,000
Pomeroy Group LLC, Second Lien	Services: Business	11.64% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,056,251	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.25% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,812,661	32,000,000
Recorded Books Inc., Second Lien	Media: Advertising, Printing & Publishing	9.50% (L + 850, 1.00% Floor)	7/31/22	32,500,000	32,500,000	32,500,000
Red Apple Stores Inc., Second Lien(h)(i)(l)	Retail	10.00%	7/24/20	23,050,000	23,050,000	14,291,000
Shoreline Energy LLC, Second Lien(e)(q)(s)	Energy: Oil & Gas	16.00% (Base + 825, 2.25% Floor Cash / 2.00% PIK)	3/30/19	28,240,003	27,236,933	—
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	4,593,750	4,515,865	4,065,468
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,877,098	3,250,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company(t)	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	$30,000,000	$30,000,000	$30,000,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.50% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,571,248	25,000,000
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925, 1.00% Floor)	9/24/20	20,000,000	19,685,726	20,000,000
U.S. Well Services, LLC, First Lien(q)(s)	Energy: Oil & Gas	14.11% (L + 1150, 0.50% Floor PIK)	5/2/19	50,083,741	50,083,741	43,572,855
Vertellus Holdings LLC, First Lien(g)	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(g)	Chemicals, Plastics, & Rubber	13.00% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	15,109,890
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	33,882,271	33,407,686	33,882,271

Total Senior Secured Loans					589,950,404	548,515,315

Preferred Stock—9.7%
Advantage Insurance Inc.(g)(k)	Insurance	8.00% PIK		750,000	9,582,578	8,130,000
CB-HDT Holdings, Inc., Series L(d)(h)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(h)(r)	Finance	13.50%		20,497	20,497,135	20,497,135
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	8,090,828	6,422,056
Red Apple Stores Inc.(d)(h)(i)(l)	Retail			6,806,383	—	—
USI Senior Holdings, Inc. (United Subcontractors)(d)	Construction & Building			260,798	5,374,318	7,823,936

Total Preferred Stock					58,544,859	57,873,127

Common Stock—6.3%(d)
Bankruptcy Management Solutions, Inc.(h)	Services: Business			370,122	16,654,505	19,586,856
CB-HDT Holdings, Inc., Series A(h)	Aerospace & Defense			744,723	7,447,230	7,447,230
Gordon Brothers Finance Company(h)(r)	Finance			10,598	10,598,300	10,598,300

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company(t)	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	$—	$—
MBS Group Holdings Inc.(h)(p)	Services: Business			8,500	1,000	—
Red Apple Stores Inc.(h)(i)(j)(l)	Retail			8,756,859	6,519,298	—

Total Common Stock					41,220,333	37,632,386

Limited Partnership/Limited Liability Company Interests—11.3%
BCIC Senior Loan Partners, LLC(h)(k)(l)	Finance			42,526,097	42,526,097	41,675,575
ECI Cayman Holdings, LP(d)(i)(k)(l)	High Tech Industries			3,189	2,238,811	2,842,546
ETX Energy, LLC(d)(g)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(d)(g)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(d)(h)(l)	Finance			7,200,000	7,200,000	7,544,001
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	239,245	1,418,348
Loar Group LLC(d)	Aerospace & Defense			1,500,000	1,500,000	1,683,878
Marsico Holdings, LLC(d)(k)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC(k)(m)	Energy: Oil & Gas	8.00% PIK		8,085	9,572,495	—
V Global Holdings LLC(d)(g)(o)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	12,087,912
Westward Dough Holdings, LLC, Class D(d)(n)	Beverage, Food, & Tobacco			114,706	—	—

Total Limited Partnership/Limited Liability Company Interests					77,102,335	67,257,747

Equity Warrants/Options—0.0%(d)
Bankruptcy Management Solutions, Inc., Tranche A(h)	Services: Business		expire 6/27/18	28,464	375,040	117,358
Bankruptcy Management Solutions, Inc., Tranche B(h)	Services: Business		expire 6/27/19	30,654	342,295	—
Bankruptcy Management Solutions, Inc., Tranche C(h)	Services: Business		expire 6/27/20	45,981	468,803	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company(t)	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	$444,450	$—

Total Equity Warrants/ Options					1,880,588	117,358

TOTAL INVESTMENTS—156.1%					$1,021,585,227	931,123,490

OTHER ASSETS & LIABILITIES (NET)—(56.1)%						(334,803,121)

NET ASSETS—100.0%						$596,320,369

(a)	Unaudited.
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing equity securities at December 31, 2016.
(e)	Non-accrual status at December 31, 2016 and therefore non-income producing. At December 31, 2016, the aggregate fair value and amortized cost of the Company’s debt investments on non-accrual status represents 0.7% and 5.4%, respectively.
(f)	Approximately 77% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 0.50% to 2.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2016 of all contracts within the specified loan facility.
(g)	Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.
(h)	Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.
(i)	Non-U.S. company or principal place of business outside the U.S.
(j)	Original purchase denominated in Canadian dollars.
(k)	Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 20.2% of the Company’s net assets at December 31, 2016.
(l)	Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis.
(m)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of U.S. Well Services, LLC and thus a non-controlled, non-affiliated investment.
(n)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and thus a non-controlled, non-affiliated investment.
(o)	The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of V Global Holdings LLC and thus a non-controlled, affiliated investment.
(p)	The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of more than 25% of the voting securities of MBS Group Holdings Inc. and thus a controlled investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

(q)	Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. PIK represented approximately 8.6% of interest income earned for the year ended December 31, 2016. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

							For the Year Ended December 31, 2016
Non-controlled, Affiliated Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Appreciation (Depreciation) before Taxes	Fair Value at December 31, 2016		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advantage Insurance Inc.
Preferred Stock	$8,872,757	$709,821	$—	$(1,452,578)	$8,130,000		$—	$—	$—	$709,821
AGY Holding Corp.:
Senior Secured Note	21,327,250	334,527	—	(552,152)	21,109,625		—	2,728,403	—	—
Senior Secured Loan	19,763,384	4,258,006	—	—	24,021,390		—	2,492,602	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	9,376,565	1,159,948	—	(4,114,457)	6,422,056		—	—	—	1,159,948
Common Stock	—	—	—	—	—		—	—	—	—
ETX Energy, LLC
Limited Liability Co. Interest	—	—	—	—	—	†	—	—	—	—
ETX Energy Management Company, LLC
Limited Liability Co. Interest	—	—	—	—	—	†	—	—	—	—
USI Senior Holdings, Inc.
Preferred Stock	7,823,940	—	(7,823,940)	—	—	††	—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	—	22,461,298	—	—	22,461,298	†	—	386,833	—	—
Senior Secured Loan, Second Lien	—	15,109,890	—	—	15,109,890	†	—	338,294	—	—
V Global Holdings LLC
Limited Liability Co. Interest	—	11,977,610	—	110,302	12,087,912	†	—	—	—	—

Totals	$67,163,896	$56,011,100	$(7,823,940)	$(6,008,885)	$109,342,171		$—	$5,946,132	$—	$1,869,769

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment moved into the non-controlled, affiliated category from the non-controlled, non-affiliated category.
††	Investment moved out of the non-controlled, affiliated category into the non-controlled, non-affiliated category.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2016 represents 18.3% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

(r)	This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the years ending December 31, 2016 and 2015 is shown below:

	Year ended December 31, 2016	Year ended December 31, 2015
($ in millions)
Total assets	$412.8	$270.5
Total senior debt	$248.9	$135.5
Total revenue	$31.4	$28.7
Net change in owners’ equity resulting from operations	$(7.5)	$(4.8)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(4.7)	$0.4
Provision for loan loss reserves	$0.5	$0.0

Note:	Balance sheet amounts are as of period end

(s)	All-in rate includes 2.00% default interest
(t)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (See Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

							For the Year Ended December 31, 2016
Controlled Investments	Fair Value at December 31, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Appreciation (Depreciation) before Taxes	Fair Value at December 31, 2016		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$1,168,176	$16,028	$(455,331)	$7,812	$736,685		$—	$55,254	$100,000	$—
Senior Secured Loan, First Lien, B	10,289,082	450,000	(289,018)	821,683	11,271,747		—	1,264,867	—	—
Common Stock	32,087,254	—	—	(12,500,398)	19,586,856		—	—	—	—
Warrants	2,474,818	—	—	(2,357,460)	117,358		—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	—	42,526,097	—	(850,522)	41,675,575		—	—	—	83,230
CB-HDT Holdings, Inc.:
Unsecured Debt	—	4,477,360	—	—	4,477,360		—	24,885	—	—
Preferred Stock	—	15,000,000	—	—	15,000,000	††	—	—	—	—
Common Stock	—	7,500,000	(52,770)	—	7,447,230	††	(52,770)	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	17,500,000	11,300,000	—	—	28,800,000		—	2,920,400	—	—
Limited Liability Co. Interest	4,375,000	2,825,000	—	344,001	7,544,001		—	—	—	291,667
Gordon Brothers Finance Company:
Unsecured Debt	64,739,544	34,690,877	(12,000,739)	—	87,429,682		—	9,577,284	162,372	—
Preferred Stock	17,460,098	3,037,037	—	—	20,497,135		—	—	—	2,569,439
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	—	—	—	40,000,000		—	3,660,000	—	—
Common Stock	3,933,465	—	—	(3,933,465)	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	18,440,000	—	—	(4,149,000)	14,291,000		—	2,292,112	—	—
Preferred Stock	—	621,649	(1,479,254)	857,605	—	†	(1,479,254)	—	—	621,648
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	443,097	(235,122)	(207,975)	—		—	—	—	—

Totals	$223,065,737	$122,887,145	$(14,512,234)	$(21,967,719)	$309,472,929		$(1,532,024)	$19,794,802	$262,372	$3,565,984

*	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
†	Investment no longer held as of December 31, 2016.
††	Investment moved into the controlled category from the non-controlled, non-affiliated category.

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

The interim financial information at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

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

The Company holds certain portfolio investments through taxable subsidiaries as pass through entities. Income earned and gains realized on the investment held by the taxable subsidiary are taxable to such subsidiary. A tax provision for income, if any, is shown as income tax in the Consolidated Statements of Operations for the

Company. A tax provision for realized and unrealized gains is included as a reduction of realized and/or unrealized gain (loss) in the Consolidated Statement of Operations for the Company. For the three and nine months ended September 30, 2017, unrealized gains in a consolidated taxable subsidiary resulted in a deferred tax liability of $5,257,916.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The Company is currently evaluating the effect on its consolidated financial statements, however, the Company does not expect ASU 2017-08 to have a material impact on the consolidated financial statements.

3. Agreements and related party transactions

Investment management agreement

At a Special Meeting of the Company’s Stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement (“Management Agreement”) between the Company and the Advisor to permit the Advisor to serve as the Company’s investment advisor following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment advisor, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor,” “BKCA” or “52nd Street”), to the Advisor (the “Transaction”). The Transaction was completed on March 6, 2015 and, pursuant to the new investment management agreement, dated as of March 6, 2015, the Company’s investment activities are currently managed by the Advisor. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with the Company’s Previous Advisor, which is referred to as the “Previous Agreement”. The Company’s current Management Agreement had the same management and incentive fee terms as the Previous Agreement until March 6, 2017 and thereafter has different management and incentive fees terms.

Base Management Fee

Under the Management Agreement, the Advisor, subject to the overall supervision of the Board of Directors, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, the Advisor received, until March 6, 2017, a base management fee at an annual rate of 2.0% of total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, the Advisor receives a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter, and prorated for any period of less than a quarter.

The investment management agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement was in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of investment management agreement in November 2016.

For the three and nine months ended September 30, 2017, the Advisor earned $3,993,673 and $12,656,877, respectively, in base management fees under the investment management agreement. For the three and nine months ended September 30, 2016, the Advisor earned $5,188,115 and $16,600,294, respectively, in base management fees under the investment management agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended September 30, 2017 and 2016 was determined by reference to the four quarter periods ended on September 30, 2017 and 2016, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the period from January 1, 2017 through March 6, 2017, the Advisor did not earn Incentive Fees based on income from the Company.

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, for the annual period ended June 30, 2017 and 2016 was zero. In accordance with GAAP, the hypothetical liquidation for the three months ended September 30, 2016, resulted in no capital gains incentive fee accrual. The total cumulative accrued balances at September 30, 2017 and 2016 were zero.

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

For the three months ended September 30, 2017, the Advisor earned $1,493,619 in Incentive Fees based on income from the Company. For the period after March 6, 2017 to September 30, 2017, the Advisor earned $5,076,662 in Incentive Fees based on income from the Company.

On March 7, 2017, the Advisor, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waivers for incentive fees based on income for the three months ended September 30, 2017 and the period after March 6, 2017 to September 30, 2017 are also $1,493,619 and $5,076,662, respectively, resulting in no net Incentive Fees based on income earned by the Company.

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, at September 30, 2017, resulted in no capital gains incentive fee accrual. The total cumulative accrued balance at September 30, 2017 was zero.

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2017, the Company incurred $87,504 and $262,505, respectively, for such investment advisor expenses under the Management Agreement. For the three and nine months ended September 30, 2016, the Company incurred $87,500 and $262,500, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2017 were zero and zero, respectively. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2016 were zero and $5,921 respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2017, the Company incurred $292,767 and $924,226, respectively, for administrative services expenses payable to the Administrator under the administration agreement. For the three and nine months ended September 30, 2016, the Company incurred $281,099 and $1,037,039, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors, LLC assumed the role as investment advisor to the Company. BlackRock Advisors, LLC does not own any shares of the Company at September 30, 2017 and December 31, 2016.

At September 30, 2017 and December 31, 2016, other entities affiliated with the Administrator and Advisor beneficially owned approximately 423,876 and 490,000 shares, respectively, of the Company’s common stock, representing approximately 0.6% and 0.7%, respectively, of the total shares outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(13,751,226)	$(39,073,181)	$17,554,432	$(86,802,037)
Weighted-average shares outstanding – basic	73,049,648	72,554,128	72,928,772	72,786,313
Earnings (Loss) per share – basic:	$(0.19)	$(0.54)	$0.24	$(1.19)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(13,751,226)	$(39,073,181)	$17,554,432	$(86,802,037)
Adjustments for interest on unsecured convertible senior notes	—	—	—	—

Net increase (decrease) in net assets resulting from operations, as adjusted	$(13,751,226)	$(39,073,181)	$17,554,432	$(86,802,037)
Weighted-average shares outstanding – diluted(1)	73,049,648	72,554,128	72,928,772	72,786,313
Earnings (Loss) per share – diluted:	$(0.19)	$(0.54)	$0.24	$(1.19)

(1)	Due to a net decrease in net assets from operations for three months ended September 30, 2017 and the 2016 periods, no incremental shares were included because the effect would be antidilutive. Additionally, no incremental shares were included for nine months ended September 30, 2017, as the effect of convertible debt would be antidilutive (namely, the interest per common shares obtainable on conversion exceeds basic EPS).

5. Investments

Purchases of investments, including PIK, for the three and nine months ended September 30, 2017 totaled $34,906,667 and $179,984,600, respectively. Purchases of investments, including PIK, for the three and nine months ended September 30, 2016 totaled $43,762,727 and $217,589,147, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2017 totaled $75,720,494 and $262,067,895, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2016 totaled $73,604,579 and $267,906,627, respectively.

At September 30, 2017, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$63,628,346	$61,334,994
Unsecured debt	149,036,628	106,417,207
Subordinated debt	29,600,000	29,600,000
Senior secured loans:
First lien	268,725,073	250,485,373
Second/other priority lien	191,384,187	184,603,250

Total senior secured loans	460,109,260	435,088,623

Preferred stock	55,250,066	59,649,805
Common stock	25,052,621	17,827,902
Limited partnership/limited liability company interests	106,302,280	123,936,218
Equity warrants/options	694,450	—

Total investments	$889,673,651	$833,854,749

At December 31, 2016, investments consisted of the following:

	Cost	Fair Value

Senior secured notes	$76,916,677	$63,609,625
Unsecured debt	147,170,031	127,317,932
Subordinated debt	28,800,000	28,800,000
Senior secured loans:
First lien	295,899,093	289,982,154
Second/other priority lien	294,051,311	258,533,161

Total senior secured loans	589,950,404	548,515,315

Preferred stock	58,544,859	57,873,127
Common stock	41,220,333	37,632,386
Limited partnership/limited liability company interests	77,102,335	67,257,747
Equity warrants/options	1,880,588	117,358

Total investments	$1,021,585,227	$931,123,490

Industry Composition

The industry composition of the portfolio at fair value at September 30, 2017 and December 31, 2016 was as follows:

Industry	September 30, 2017	December 31, 2016
Finance	26.3%	21.1%
Chemicals, Plastics, & Rubber	14.7	12.3
Energy: Oil & Gas	8.5	4.7
Services: Business	8.2	11.4
Environmental Industries	6.7	6.0
Insurance	5.9	5.1
Retail	5.4	4.8
Aerospace & Defense	5.3	4.7
Healthcare & Pharmaceuticals	4.8	6.9
Services: Consumer	3.8	3.4
Metals & Mining	3.1	2.8
Construction & Building	2.4	3.0
Containers, Packaging, & Glass	2.4	2.1
Consumer Goods: Durable	1.8	7.4
High Tech Industries	0.4	0.3
Capital Equipment	0.3	0.5
Media: Advertising, Printing & Publishing	—	3.5

Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2017 was United States 95.9%, Canada 1.9%, Bermuda 1.8% and the Cayman Islands 0.4%, and at December 31, 2016 was United States 94.4%, Bermuda 3.8%, Canada 1.5% and the Cayman Islands 0.3%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

BCIC Senior Loan Partners, LLC

On June 23, 2016, the Company and Windward Investments LLC (“Windward”) entered into an agreement to create BCIC Senior Loan Partners, LLC (“Senior Loan Partners”), a joint venture. Senior Loan Partners is structured as an unconsolidated Delaware limited liability company, and makes loans to and other investments in portfolio companies. All portfolio and other material decisions regarding Senior Loan Partners must be submitted to its board of directors, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Windward, and must be approved by at least one member appointed by the Company and one appointed by Windward. In addition, certain matters may be approved by Senior Loan Partners’ investment committee, which is comprised of one member appointed by the Company and one member appointed by Windward.

The Company does not consolidate its non-controlling interests in Senior Loan Partners because the entity is not considered a substantially wholly owned investment company subsidiary, as provided under ASC 946. Senior Loan Partners is a joint venture for which shared power exists relating to the decisions that most significantly impact the economic performance of the entity.

The Company and Windward have committed to provide an aggregate of $100.0 million of equity to Senior Loan Partners, with the Company providing $85.0 million and Windward providing $15.0 million. As of September 30, 2017, Senior Loan Partners had called and received $77.3 million of combined equity capital, of which the Company funded $65.7 million and Windward funded $11.6 million. As of September 30, 2017, Senior Loan Partners had received zero and $2.6 million of contributions in advance from the Company and Windward, respectively, which is recorded as a liability in Senior Loan Partners’ Consolidated Statements of Assets and Liabilities, as shown in the selected balance sheet information below. As a result, remaining commitments from the Company and Windward as of September 30, 2017 were $19.3 million and $0.8 million, respectively. Capital contributions have been used to make investments and to fund certain start-up expenses and ongoing administrative expenses of Senior Loan Partners.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements thereunder as of September 30, 2017.

As of September 30, 2017, $122.4 million was drawn on the Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available was $77.6 million. The average outstanding debt balance during the three and nine months ended September 30, 2017 was $113.2 million and $70.9 million, respectively. The maximum amount borrowed during the three and nine months ended September 30, 2017 was $122.4 million and $122.4 million, respectively. During the three and nine months ended September 30, 2017, $1.3 million and $2.8 million, respectively, of interest expense and other debt related expenses were incurred under the Senior Facility.

As of September 30, 2017, Senior Loan Partners had total investments at fair value of $195.9 million, comprised of senior secured first lien loans, delayed draw term loans and revolving loans to a total of 19 borrowers. As of September 30, 2017, none of these loans were on non-accrual status. Proceeds from investment sales, prepayments or exits for the three and nine months ended September 30, 2017 were $21.0 million and $22.3 million, respectively. Additionally, Senior Loan Partners had unfunded commitments to four borrowers totaling $12.8 million. The aggregate fair value of the unfunded commitments at September 30, 2017 was $12.6 million. The weighted average yield of the portfolio at its current cost basis as of September 30, 2017 was 6.41%. Below is a summary of Senior Loan Partners’ portfolio as of September 30, 2017:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
Accruent, LLC, First Lien	High Tech Industries	5.75% (L + 475,1.00% Floor)	7/28/23	$5,742,080	$5,713,790	$5,713,790
Accruent, LLC, Delayed Draw	High Tech Industries	5.75% (L + 475,1.00% Floor)	7/28/23	2,581,446	2,536,019	2,536,019
Alaska Communications Systems Holdings, Inc., Term Loan A-1, First Lien	Telecommunications	6.24% (L + 500,1.00% Floor)	3/13/22	3,000,000	3,000,000	2,962,500
Alaska Communications Systems Holdings, Inc., Term Loan A-2, First Lien	Telecommunications	8.24% (L + 700,1.00% Floor)	3/13/23	5,000,000	5,000,000	4,912,500
AP Exhaust Acquisition, LLC, First Lien	Automotive	6.31% (L + 500,1.00% Floor)	5/10/24	13,715,625	13,456,004	13,441,313
AP Gaming I, LLC, First Lien	Hotel, Gaming, & Leisure	6.58% (L + 550, 1.00% Floor)	2/15/24	9,975,000	9,951,128	9,975,000
AP Plastics Group, LLC, Term Loan B, First Lien	Chemicals, Plastics, & Rubber	7.48% (L + 625,1.00% Floor)	8/1/22	10,490,625	10,408,907	10,490,625
Digital Room LLC, First Lien	Media: Advertising, Printing & Publishing	7.24% (L + 600,1.00% Floor)	11/21/22	9,625,000	9,453,415	9,625,000
Dunn Paper, Inc., First Lien	Containers, Packaging & Glass	5.99% (L + 475, 1.00% Floor)	8/26/22	8,256,522	8,181,515	8,256,522
ENC Holding Corporation, First Lien	Transportation: Cargo	7.73% (L + 650, 1.00% Floor)	2/8/23	9,950,000	9,859,733	9,950,000
Entertainment Partners, LLC, First Lien	Media: Diversified & Production	6.81% (L + 575, 1.00% Floor)	5/8/23	11,471,250	11,471,250	11,471,250
Give and Go Prepared Foods Corp., First Lien	Beverage, Food & Tobacco	5.56% (L + 425,1.00% Floor)	7/29/23	12,000,000	11,970,014	11,970,014

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Golden West Packaging Group LLC, First Lien	Containers, Packaging & Glass	6.49% (L + 525,1.00% Floor)	6/20/23	$9,975,000	$9,877,017	$9,877,017
Highline Aftermarket Acquisition, LLC, First Lien	Automotive	5.63% (L + 425, 1.00% Floor)	3/24/24	9,571,984	9,525,454	9,571,984
MHE Intermediate Holdings, LLC, Delayed Draw	Services: Business	6.33% (L + 500, 1.00% Floor)	3/10/24	808,231	803,682	800,148
MHE Intermediate Holdings, LLC, First Lien	Services: Business	6.33% (L + 500, 1.00% Floor)	3/10/24	10,349,169	10,251,411	10,245,677
National Spine and Pain Centers, LLC, First Lien	Healthcare & Pharmaceuticals	5.83% (L + 450, 1.00% Floor)	6/2/24	9,975,000	9,927,234	9,875,250
NSM Sub Holdings Corp., Delayed Draw	Healthcare & Pharmaceuticals	6.24% (L + 500, 1.00% Floor)	10/3/22	755,824	755,824	755,824
NSM Sub Holdings Corp., Revolver	Healthcare & Pharmaceuticals	8.25% (Base + 400,2.00% Floor)	10/3/22	195,650	195,650	195,650
NSM Sub Holdings Corp., First Lien	Healthcare & Pharmaceuticals	6.30% (L + 500, 1.00% Floor)	10/3/22	7,281,972	7,220,809	7,281,972
Pasternack Enterprises, Inc., First Lien	Wholesale	6.24% (L + 500, 1.00% Floor)	5/27/22	11,382,355	11,343,827	11,353,899
Pretium Packaging, LLC, First Lien	Containers, Packaging & Glass	6.93% (L + 575, 1.00% Floor)	11/14/22	12,437,366	12,322,777	12,312,993
Q Holding Company, Term Loan B, First Lien	Chemicals, Plastics, & Rubber	6.33% (L + 500, 1.00% Floor)	12/18/21	9,898,219	9,812,853	9,898,219
Service Logic Acquisition, Inc., First Lien	Services: Business	5.58% (L + 425, 1.00% Floor)	7/31/23	12,500,000	12,439,129	12,439,129

Total					$195,477,442	$195,912,295

(1)	100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2017 of all contracts within the specified loan facility.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of September 30, 2017 and December 31, 2016, respectively, and for the three and nine months then ended:

Selected Balance Sheet Information

	September 30, 2017	December 31, 2016
($’s in thousands)
Investments, at fair value (cost $195,477 and $53,099)	$195,912	$53,162
Cash and cash equivalents	4,936	2,029
Other assets	2,585	2,408

Total assets	$203,433	$57,599

Debt	122,380	7,020
Interest and credit facility fees payable	309	85
Contributions received in advance	2,611	1,195
Distribution payable	1,011	—
Other accrued expenses and payables	279	149

Total liabilities	$126,590	$8,449

Members’ equity	76,843	49,150

Total liabilities and members’ equity	$203,433	$57,599

Selected Statement of Operations Information

	Three months ended September 30, 2017	For the Period June 23, 2016 (Commencement of Operation) through September 30, 2016	Nine months ended September 30, 2017	For the Period June 23, 2016 (Commencement of Operation) through September 30, 2016
($’s in thousands)
Interest income	$3,225	$117	$6,581	$117
Fee income	25	22	450	22

Total investment income	$3,250	$139	$7,031	$139

Organizational costs	—	654	—	654
Interest and credit facility fees	1,285	404	2,823	404
Other fees and expenses	138	112	343	112

Total expenses	$1,423	$1,170	$3,166	$1,170

Net investment income (loss)	1,827	(1,031)	3,865	(1,031)

Unrealized appreciation (depreciation)	164	—	372	—

Net increase (decrease) in members’ capital	$1,991	$(1,031)	$4,237	$(1,031)

For the three and nine months ended September 30, 2017, the Company’s share of investment income from Senior Loan Partners was $1.6 million and $3.2 million, respectively, which amounts are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $0.9 million and zero, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2017 and December 31, 2016.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2017 and December 31, 2016 represents zero and 0.02%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2017 and December 31, 2016 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of September 30, 2017, the Company’s asset coverage was 327%.

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”) which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which extended the commitment termination date on the Credit Facility from February 29, 2020 to June 5, 2021 and the maturity date from February 19, 2021 to June 5, 2022, respectively.

Senior Secured Term Loan

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

Senior Secured Notes

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

Unsecured Convertible Senior Notes Due 2018

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

On September 27, 2017, the Company purchased $59,959,000 in aggregate principal amount of its existing $115,000,000 Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1,015 per $1,000 principal amount of notes purchased, plus accrued and unpaid interest, using borrowings under the Credit Facility and cash on hand. All Convertible Notes purchased in the tender offer were retired and cancelled, and are no longer outstanding under the indenture. The aggregate purchase price of the Convertible Notes was $60,858,385, plus approximately $144,852 of reacquisition costs, for a total reacquisition price of $61,003,237, excluding $384,737 of interest expense. The net carrying amount of the Convertible Notes purchased in the tender offer at the time of purchase was $59,754,389, net of unamortized debt issuance costs and unamortized discount. As such, in accordance with ASC 470-50, Debt – Modifications and Extinguishments, the difference between the reacquisition price and the net carrying amount of the Convertible Notes was recorded in the accompanying Consolidated Statements of Operations as a $1,312,719 loss on extinguishment of debt.

Unsecured Convertible Senior Notes Due 2022

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

The 2022 Convertible Notes are accounted for in accordance with ASC 470-20, Debt – Debt with Conversion and Other Options (“ASC 470-20”). The Company has determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, at the time of issuance the Company estimated separate debt and equity components, and an original issue discount equal to the equity component was recorded in additional paid-in-capital in the accompanying Consolidated Balance Sheet.

The Company’s outstanding debt as of September 30, 2017 and December 31, 2016 was as follows:

	As of
	September 30, 2017					December 31, 2016
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$440,000,000	(2)	$56,000,000	$56,000,000		$440,000,000	(2)	$190,000,000	$190,000,000
Senior Secured Notes	—		—	—		17,000,000		17,000,000	16,973,708	(5)
Convertible Notes	55,041,000		55,041,000	54,901,818	(3)	115,000,000		115,000,000	113,856,080	(4)
2022 Convertible Notes	143,750,000		143,750,000	135,240,260	(7)	—		—	—
Term Loan	—		—	—		15,000,000		15,000,000	14,838,118	(6)

	$638,791,000		$254,791,000	$246,142,078		$587,000,000		$337,000,000	$335,667,906

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $0 and $139,182, respectively, as of September 30, 2017.

(4)	Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $277,828 and $866,092, respectively, as of December 31, 2016.
(5)	Represents the aggregate principal amount outstanding of the Senior Secured Notes less unamortized debt issuance costs of $26,292 at December 31, 2016. No longer outstanding at September 30, 2017.
(6)	Represents the aggregate principal amount outstanding of the Term Loan less unamortized debt issuance costs of $161,882 at December 31, 2016. No longer outstanding at September 30, 2017.
(7)	Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $4,110,996 and $4,398,744, respectively, as of September 30, 2017.

At September 30, 2017, the Company had $56,000,000 drawn on the Credit Facility as compared to $190,000,000 at December 31, 2016. Subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available under the Credit Facility was $384,000,000 at September 30, 2017 and $250,000,000 at December 31, 2016. The Company’s average outstanding debt balance during the three and nine months ended September 30, 2017 was $275,520,929 and $311,148,465, respectively, and during the three and nine months ended September 30, 2016 was $307,205,309 and $368,721,102, respectively. The maximum amounts borrowed during the three and nine months ended September 30, 2017 were $310,630,687 and $412,247,365, respectively, and during the three and nine months ended September 30, 2016 were $362,659,979 and $452,659,979, respectively.

Amortization of $591,409 and $1,558,547 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and nine months ended September 30, 2017. Amortization of $400,747 and $1,239,907 related to debt issuance costs are included in interest expense within the consolidated statements of operations for the three and nine months ended September 30, 2016.

The weighted average annual interest cost for the three and nine months ended September 30, 2017 was 6.35% and 5.66%, respectively, exclusive of commitment fees of $398,979 and $896,042, respectively. The weighted average annual interest cost for the three and nine months ended September 30, 2016 was 4.61% and 4.35%, respectively, exclusive of commitment fees of $267,844 and $627,010, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At September 30, 2017, the Company was in compliance with all covenants required under the Credit Facility, Convertible Notes and 2022 Convertible Notes.

8. Capital stock

During April 2016, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During May 2017, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased, effective July 1, 2017, to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2018 or such time that all of the authorized shares have been repurchased. During the three and nine months ended September 30, 2016, the Company purchased a total of zero and 1,904,064 shares, respectively, of its common stock on the open market for zero and $16,093,205, respectively, including brokerage commissions. No such shares were purchased for the three and nine months ended September 30, 2017. Since inception of the repurchase plan through September 30, 2017, the Company has purchased 4,551,965 shares of its common stock on the open market for $36,302,821, including brokerage commissions. At September 30, 2017, the total number of remaining shares authorized for repurchase was 2,500,000. The Company currently holds the shares it repurchased in treasury.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2017 and December 31, 2016. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2017 and December 31, 2016, the Company was obligated to existing portfolio companies for unfunded commitments of $24.7 million and $43.5 million, respectively. Of the $24.7 million and $43.5 million total unfunded commitments at September 30, 2017 and December 31, 2016, respectively, $19.3 million and $42.5 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC (See Note 5). The aggregate fair value of unfunded commitments at September 30, 2017 and December 31, 2016 was $24.5 million and $42.6 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$56,000,000	$52,920,000	$190,000,000	$179,550,000
Senior Secured Notes	—	—	16,973,708	17,752,420
Convertible Notes	54,901,818	55,660,215	113,856,080	118,163,837
2022 Convertible Notes	135,240,260	146,795,503	—	—
Term Loan	—	—	14,838,118	15,093,750

Total	$246,142,078	$255,375,718	$335,667,906	$330,560,007

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at September 30, 2017 and December 31, 2016 in determining such fair values:

		Fair Value Inputs at September 30, 2017
	Fair Value at September 30, 2017	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$61,334,994	$—	$—	$61,334,994
Unsecured debt	106,417,207	—	—	106,417,207
Subordinated debt	29,600,000	—	—	29,600,000
Senior secured loans	435,088,623	—	—	435,088,623
Preferred stock	59,649,805	—	—	59,649,805
Common stock	17,827,902	—	—	17,827,902
Limited partnership/limited liability company interests	123,936,218	—	—	123,936,218
Equity warrants/options	—	—	—	—

Total investments	833,854,749	—	—	833,854,749
Cash and cash equivalents	4,919,845	4,919,845	—	—

Total	$838,774,594	$4,919,845	$—	$833,854,749

		Fair Value Inputs at December 31, 2016
	Fair Value at December 31, 2016	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$63,609,625	$—	$—	$63,609,625
Unsecured debt	127,317,932	—	—	127,317,932
Subordinated debt	28,800,000	—	—	28,800,000
Senior secured loans	548,515,315	—	—	548,515,315
Preferred stock	57,873,127	—	—	57,873,127
Common stock	37,632,386	—	—	37,632,386
Limited partnership/limited liability company interests	67,257,747	—	—	67,257,747
Equity warrants/options	117,358	—	—	117,358

Total investments	931,123,490	—	—	931,123,490
Cash and cash equivalents	10,707,834	10,707,834	—	—

Total	$941,831,324	$10,707,834	$—	$931,123,490

The valuation techniques used at September 30, 2017 and December 31, 2016 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or both using third party valuation firms was $833,854,749 and $931,123,490 as of September 30, 2017 and December 31, 2016, respectively. Any remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended September 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2017
Senior secured notes	$64,389,329	$78,230	$—	$(3,132,565)	$—	$—	$—	$61,334,994
Unsecured debt	120,255,833	—	—	(19,486,033)	7,059,259	(1,411,852)	—	106,417,207
Subordinated debt	29,600,000	—	—	—	—	—	—	29,600,000
Senior secured loans	507,560,242	675,923	—	(15,792,364)	16,953,464	(74,308,642)	—	435,088,623
Preferred stock	56,484,414	—	—	1,552,012	1,613,379	—	—	59,649,805
Common stock	18,462,588	—	—	(902,907)	268,221	—	—	17,827,902
Limited partnership/LLC Interest	96,511,515	—	—	18,144,138	9,280,565	—	—	123,936,218
Equity warrants/options	—	—	—	—	—	—	—	—

Total investments	$893,263,921	$754,153	$—	$(19,617,719)	$35,174,888	$(75,720,494)	$—	$833,854,749

The following is a reconciliation for the nine months ended September 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2017
Senior secured notes	$63,609,625	$232,139	$(13,682,622)	$11,013,701	$5,162,151	$(5,000,000)	$ —	$61,334,994
Unsecured debt	127,317,932	—	—	(22,767,322)	19,867,707	(18,001,110)	—	106,417,207
Subordinated debt	28,800,000	—	—	—	800,000	—	—	29,600,000
Senior secured loans	548,515,315	1,950,536	(34,071,371)	16,414,451	112,297,568	(210,017,876)	—	435,088,623
Preferred stock	57,873,127	—	2,449,618	5,071,472	2,079,524	(7,823,936)	—	59,649,805
Common stock	37,632,386	—	3,369,690	(3,636,771)	486,792	(20,024,195)	—	17,827,902
Limited partnership/LLC Interest	67,257,747	—	(9,638,439)	27,478,525	39,777,654	(939,269)	—	123,936,218
Equity warrants/options	117,358	—	(994,155)	1,068,780	—	(191,983)	—	—

Total investments	$931,123,490	$2,182,675	$(52,567,279)	$34,642,836	$180,471,396	$(261,998,369)	$—	$833,854,749

The following is a reconciliation for the three months ended September 30, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2016
Senior secured notes	$102,362,625	$140,079	$(20,845,550)	$16,767,971	$—	$—	$—	$98,425,125
Unsecured debt	116,282,488	(1)	—	(1,643,037)	8,316,447	—	—	122,955,897
Subordinated debt	26,008,119	—	(3,971,479)	3,863,360	2,100,000	—	—	28,000,000
Senior secured loans	628,919,923	1,315,031	(7,148)	(13,910,446)	8,409,203	(73,333,000)	—	551,393,563
Preferred stock	63,934,741	—	(1,479,254)	(4,159,156)	3,200,200	—	—	61,496,531
Common stock	48,865,457	—	218,809	(502,316)	—	(346,362)	—	48,235,588
Limited partnership/LLC Interest	24,558,495	—	—	(11,031,561)	21,736,877	—	—	35,263,811
Equity warrants/options	991,412	—	(506,505)	338,905	—	—	—	823,812

Total investments	$1,011,923,260	$1,455,109	$(26,591,127)	$(10,276,280)	$43,762,727	$(73,679,362)	$—	$946,594,327

The following is a reconciliation for the nine months ended September 30, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2015	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2016
Senior secured notes	$69,875,250	$528,930	$(20,845,550)	$13,166,495	$36,750,000	$(1,050,000)	$—	$98,425,125
Unsecured debt	126,476,842	(1)	—	(12,751,998)	39,114,016	(29,882,962)	—	122,955,897
Subordinated debt	42,608,119	—	(3,971,479)	3,863,360	10,500,000	(25,000,000)	—	28,000,000
Senior secured loans	756,394,823	3,515,396	(30,851,149)	(44,315,380)	76,301,273	(209,651,400)	—	551,393,563
Preferred stock	43,533,360	(1)	(1,238,227)	(907,605)	20,350,031	(241,027)	—	61,496,531
Common stock	46,629,914	(1)	(525,641)	(5,443,919)	7,943,097	(367,862)	—	48,235,588
Limited partnership/ LLC Interest	28,553,438	—	(41,023)	(18,980,276)	27,073,827	(1,342,155)	—	35,263,811
Equity warrants/options	2,924,818	—	(57,619)	(1,589,501)	—	(453,886)	—	823,812

Total investments	$1,116,996,564	$4,044,323	$(57,530,688)	$(66,958,824)	$218,032,244	$(267,989,292)	$—	$946,594,327

There were no transfers between Levels during the three and nine months ended September 30, 2017 and 2016. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the nine months ended September 30, 2017 and 2016 on investments still held by the Company at the respective period ends, for which Level 3 inputs were used in determining fair value was $(18,708,385) and $(95,879,084), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2017 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	4.00x	5.00x	4.64x
Unsecured debt	6.43x	7.69x	7.06x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	5.33x	6.48x	5.90x
Preferred stock	6.75x	7.50x	7.13x
Common stock	7.00x	7.50x	7.25x
Limited partnerships/LLC interest	6.57x	7.38x	6.97x
Equity warrants/options	n/a	n/a	n/a

Market Yields:
Senior secured notes	11.00%	12.00%	11.99%
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.48%	11.31%	11.00%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a

Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.03x	1.13x	1.08x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.02x	1.15x	1.08x
Common stock	1.03x	1.13x	1.08x
Limited partnerships/LLC interests	0.95x	1.05x	1.00x
Equity warrants/options	n/a	n/a	n/a

Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interests	0.90x	1.10x	1.00x
Equity warrants/options	n/a	n/a	n/a

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

11. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding during the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Per Share Data:
Net asset value, beginning of period	$8.21	$10.17

Net investment income	0.56	0.51
Net realized and unrealized gain (loss) before taxes	(0.23)	(1.71)
Deferred taxes	(0.07)	—
Realized losses on extinguishment of debt	(0.02)	—

Total from investment operations	0.24	(1.20)
Distributions to stockholders from net investment income	(0.54)	(0.63)
Purchases of treasury stock at prices below net asset value	—	0.04
Issuance of convertible notes	0.06	—
Issuance/reinvestment of stock at prices (below) above net asset value	(0.01)	—

Net increase (decrease) in net assets	(0.25)	(1.79)

Net asset value, end of period	$7.96	$8.38

Market price, end of period	$7.50	$8.28

Total return(1)(2)	16.72%	(5.11)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	5.22%	7.70%
Ratio of interest and other debt related expenses to average net assets(3)	3.13%	2.45%

Ratio of total expenses to average net assets(3)(5)	8.35%	10.15%
Ratio of net investment income to average net assets(3)	9.05%	7.15%
Net assets, end of period	$581,477,987	$608,115,667
Average debt outstanding	$311,148,465	$368,721,102
Weighted average shares outstanding	72,928,772	72,786,313
Average debt per share(6)	$4.27	$5.07
Portfolio turnover(2)	20%	21%

(1)	Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.
(2)	Not annualized.
(3)	Annualized.
(4)	Ratio excluding incentive fees based on income for the nine months ended September 30, 2017 and 2016 is 4.08% and 7.70%, respectively.
(5)	Ratio excluding incentive fees based on income for the nine months ended September 30, 2017 and 2016 is 7.22% and 10.15%, respectively.

(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On November 7, 2017, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on January 2, 2018 to stockholders of record at the close of business on December 19, 2017.

On October 18, 2017, Donna Milia notified the Company that she is leaving the Company for personal reasons. Ms. Milia served as Chief Financial Officer and Treasurer for the Company. Ms. Milia agreed to remain with the Advisor through December 29, 2017 to provide transition assistance with respect to the Company. Michael Pungello was appointed by the Company’s Board of Directors as the Interim Chief Financial Officer and Interim Treasurer on October 20, 2017.

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

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, interest and credit facility fees, expenses reimbursable under the management agreement, professional fees, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our management agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

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

Financial and operating highlights

At September 30, 2017:

Investment Portfolio: $833.9 million

Net Assets: $581.5 million

Indebtedness (borrowings under Credit Facility, Convertible Notes and

2022 Convertible Notes): $250.7 million

Net Asset Value per share: $7.96

Portfolio Activity for the Three Months Ended September 30, 2017:

Cost of investments during period, including PIK: $34.9 million

Sales, repayments and other exits during period: $75.7 million

Number of portfolio companies at end of period: 32

Operating Results for the Three Months Ended September 30, 2017:

Net investment income per share: $0.17

Distributions declared per share: $0.18

Basic earnings per share: $(0.19)

Net investment income: $12.1 million

Net realized and unrealized gain (loss) before taxes: $(19.3) million

Deferred taxes: $(5.3) million

Realized losses on extinguishment of debt: $(1.3) million

Net increase in net assets from operations: $(13.8) million

Net investment income per share, as adjusted1: $0.17

Basic earnings per share, as adjusted1: $(0.19)

Net investment income, as adjusted1: $12.1 million

Net increase in net assets from operations, as adjusted1: $(13.8) million

As Adjusted1: Amounts are adjusted to remove the incentive management fee expense based on gains, as required by GAAP, and to include only the incremental incentive management fee expense based on income. Until March 6, 2017, the incremental incentive management fee was calculated based on the current quarter’s incremental earnings, and without any reduction for incentive management fees paid during the prior calendar quarters. After March 6, 2017, incentive management fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested $34.9 million during the three months ended September 30, 2017. The new investments consisted of senior secured loans secured by first liens ($2.1 million, or 6.0%), second liens ($14.8 million, or 42.4%) and unsecured or subordinated debt securities and equity securities ($18.0 million, or 51.6%). Additionally, we received proceeds from sales/repayments and other exits of approximately $75.7 million during the three months ended September 30, 2017.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At September 30, 2017, our portfolio of $833.9 million (at fair value) consisted of 32 portfolio companies and was invested 52% in senior secured loans, 24% in equity investments, 17% in unsecured or subordinated debt securities, and 7% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $34.1 million at September 30, 2017. Our largest investment by value was approximately $86.6 million and our five largest investments by value comprised approximately 31% of our portfolio at September 30, 2017. At December 31, 2016, our portfolio of $931.1 million (at fair value) consisted of 38 portfolio companies and was invested 59% in senior secured loans, 17% in unsecured or subordinated debt securities, 17% in equity investments and 7% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $31.8 million at December 31, 2016. Our largest portfolio company investment by value was approximately $87.4 million and our five largest portfolio company investments by value comprised approximately 27% of our portfolio at December 31, 2016.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At September 30, 2017, our top three industry concentrations at fair value consisted of Finance (26.3%), Chemicals, Plastics, & Rubber (14.7%) and Energy: Oil & Gas (8.5%). At December 31, 2016, our top three industry concentrations at fair value consisted of Finance (21.1%), Chemicals, Plastics, & Rubber (12.3%) and Services: Business (11.4%) (See Note 5 to the consolidated financial statements).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 10.8% at September 30, 2017 and 11.7% at December 31, 2016. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.4% and 11.0%, respectively, at September 30, 2017, versus 11.3% and 12.4%, respectively, at December 31, 2016. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 9.9% at September 30, 2017 and 10.5% at December 31, 2016. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.8% and 8.9%, respectively, at September 30, 2017, versus 10.5% and 10.8%, respectively, at December 31, 2016. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents.

For the three and nine months ended September 30, 2017, the total return based on net asset value was (2.1%) and 5.0%, respectively, and, the total return based on market price was 2.6% and 16.7%, respectively. For the three and nine months ended September 30, 2016, the total return based on net asset value was (5.6%) and (11.2%), respectively, and, the total return based on market price was 9.4% and (5.1%), respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.30 at September 30, 2017 and 1.35 at December 31, 2016. The following is a distribution of the investment ratings of our portfolio companies at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Grade 1	$708,035,354	$696,150,783
Grade 2	55,748,934	133,487,483
Grade 3	14,492,670	88,655,801
Grade 4	55,572,304	5,005,487
Not Rated	5,487	7,823,936

Total investments	$833,854,749	$931,123,490

Results of operations

Results comparisons for the three months ended September 30, 2017 and 2016.

Investment income

Investment income totaled $22,761,034 and $26,139,074, respectively, for the three months ended September 30, 2017 and 2016, of which $13,906,570 and $16,192,117 were attributable to interest and fees on senior secured loans, $4,372,913 and $7,979,526 to interest and fees earned on other debt securities, $4,463,118 and $1,961,649 to dividends from equity securities and $18,433 and $5,782 to interest earned on cash equivalents, respectively. Excluding fee income, the approximate 12% decline in investment income over the respective periods is primarily attributable to a 15% smaller average overall portfolio, at amortized cost.

For the three months ended September 30, 2017, fee income was $164,464 as compared to $524,710 for the three months ended September 30, 2016. Of the prior period total, approximately $400,000 was from capital structuring and amendment fees earned from two portfolio company investments. Interest income is comprised of approximately 7% of PIK interest for the three months ended September 30, 2017.

Expenses

Expenses for the three months ended September 30, 2017 and 2016 were $10,621,118 and $28,270,065, respectively, which consisted of $3,993,673 and $5,188,115 in base management fees, $4,808,533 and $3,831,364 in interest and credit facility fees, $323,949 and $575,000 in professional fees, $380,271 and $368,599 in investment advisor and administrative services expenses, $157,500 and $160,250 in director fees, zero and $17,500,000 in legal settlement, and $957,192 and $646,737 in other expenses, respectively. Total expenses for the three months ended September 30, 2017 also consisted of $1,493,619 of incentive fees based on income as compared to zero for the three months ended September 30, 2016. As previously disclosed, the Company’s investment advisor, in consultation with the Company’s Board of Directors has agreed to waive such incentive fees based on income through December 31, 2018 (See Note 3 to the consolidated financial statements). The decrease in the current period base management fees is primarily due to the decrease in the rate used to calculate management fees from 2.0% of total assets to 1.75% of total assets, excluding cash, after March 6, 2017 (See Note 3 to the consolidated financial statements). Interest and credit facility fees increased 26% over the respective quarters primarily due to interest expense in connection with the newly issued 2022 Convertible Notes. The decrease in professional fees during the quarter was primarily in connection with revised estimates.

Net investment income (loss)

Net investment income (loss) was $12,139,916 and $(2,130,991) for the three months ended September 30, 2017 and 2016, respectively. The increase over the comparable quarter was primarily due to a one-time legal settlement expense incurred of $17.5 million.

Net realized gain or loss

Net realized gain or loss for the three months ended September 30, 2017 was a net gain of $28,990, comprised of a change in the anticipated escrow proceeds from our previously realized equity investment in Bankruptcy Management Solutions, Inc. Net realized gain or loss for the three months ended September 30, 2016 was a loss of $26,591,127. The net loss was primarily driven by the $25,323,534 net loss realized on the restructuring of our investment in ETX Energy, LLC, et al., (formerly New Gulf Resources, LLC “New Gulf”) senior secured note, subordinated debt and warrants during the third quarter of 2016.

Net unrealized appreciation or depreciation before taxes

For the three months ended September 30, 2017 and 2016, the net change in unrealized appreciation or depreciation on investments and foreign currency translation was a increase in net unrealized depreciation of $19,349,497 and an increase of $10,351,063, respectively. The current period depreciation was primarily comprised of approximately $18.2 million of overall net decreases due to portfolio valuations during the quarter. The 2016 period depreciation was primarily comprised of approximately $33.1 million of overall net declines due to portfolio valuations during the quarter, partially offset by approximately $22.7 million of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions, namely a restructuring of New Gulf.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the three months ended September 30, 2017 and 2016 was a decrease of $13,751,226 and a decrease of $39,037,181, respectively. As compared to the prior period, the increase for the three months ended September 30, 2017 is reflective of i) an overall increase in net investment income of $14.3 million period-over-period, and ii) a net realized and unrealized gain (loss) of $(19.3) million for the current period, as compared to $(36.9) million for the three months ended September 30, 2016. The impact of this was partially offset by the realized loss of $(1.3) million incurred during the current period associated with debt extinguishment (See Note 7 to the consolidated financial statements) and the deferred taxes of $(5.3) million related to unrealized gains in a consolidated taxable subsidiary (See Note 2 to the consolidated financial statements).

Results comparisons for the nine months ended September 30, 2017 and 2016.

Investment income

Investment income totaled $72,931,589 and $89,405,031, respectively, for the nine months ended September 30, 2017 and 2016, of which $44,683,063 and $59,083,476 were attributable to interest and fees on senior secured loans, $18,710,360 and $25,249,145 to interest and fees earned on other debt securities, $8,908,489 and $5,053,165 to dividends from equity securities and $39,248 and $19,244 to interest earned on cash equivalents, respectively. The 2017 total also includes a one-time insurance reimbursement related to a previously disclosed legal settlement in the amount of $590,429. Excluding fee income and the one-time insurance reimbursement, the approximate 15% decline in investment income over the respective periods is primarily attributable to a 17% smaller average overall portfolio, at amortized cost.

For the nine months ended September 30, 2017, fee income was $880,057 as compared to $5,458,426 for the nine months ended September 30, 2016. Of the prior period total, approximately $2,950,000 is from prepayment fees earned from the early repayment of two portfolio company investments. Interest income is comprised of approximately 12% of PIK interest for the nine months ended September 30, 2017.

Expenses

Expenses for the nine months ended September 30, 2017 and 2016 were $32,357,077 and $52,450,829, respectively, which consisted of $12,656,877 and $16,600,294 in base management fees, $14,056,698 and $12,641,384 in interest and credit facility fees, $1,681,342 and $1,679,000 in professional fees, $1,186,731 and $1,299,539 in investment advisor and administrative services expenses, $475,249 and $521,750 in director fees, zero and $17,500,000 in legal settlement, and $2,300,180 and $2,208,862 in other expenses, respectively. Total expenses for the nine months ended September 30, 2017 also consisted of $5,076,662 of incentive fees based on income as compared to zero for the nine months ended September 30, 2016. As previously disclosed, the Company’s investment advisor, in consultation with the Company’s Board of Directors has agreed to waive such incentive fees based on income through December 31, 2018 (See Note 3 to the consolidated financial statements). The decrease in the current period base management fees is primarily due to the decrease in the rate used to calculate management fees from 2.0% of total assets to 1.75% of total assets, excluding cash, after March 6, 2017 (See Note 3 to the consolidated financial statements). Interest and credit facility fees increased approximately 11% over the respective quarters primarily due to interest expense in connection with the newly issued 2022 Convertible Notes.

Net investment income

Net investment income was $40,574,512 and $36,954,202 for the nine months ended September 30, 2017 and 2016, respectively. The increase in net investment income over the comparable period was primarily due to a decrease of $20.1 million in expenses, net of incentive manage fee waiver, primarily attributable to i) a decrease of $3.9 million in base management fees period-over-period, and ii) a one-time legal settlement expense of approximately $17.5 million incurred in prior period. This was partially offset by a decrease of $16.5 million in investment income, primarily due to a decrease in current period interest and fees income.

Net realized gain or loss

Net realized gain or loss for the nine months ended September 30, 2017 was a net loss of $51,579,074. Of this total, $57,392,431 of losses during the period were a result of restructurings or amendments of our debt investment in Advanced Lighting Technologies, Inc. (“Advanced Lighting”), and our debt and equity investments in U.S. Well Services, LLC (“USWS”), as well as the write-off of our investment in Shoreline Energy LLC (“Shoreline”). These losses were slightly offset by $5,743,830 of gains realized on the sales of our equity investment in USI Senior Holdings, Inc. and our debt and equity investments in Bankruptcy Management Solutions, Inc. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gain or loss for the nine months ended September 30, 2016 was a loss of $57,530,688. The net loss was primarily driven by the $30,375,000 net loss realized on the restructuring of our investments in the Hunter Defense Technologies, Inc. (“Hunter”) first and second lien loans. Nearly the entire realized loss was reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation before taxes

For the nine months ended September 30, 2017 and 2016, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $35,129,629 and an increase in net unrealized depreciation of $66,225,551, respectively. The current period appreciation was primarily comprised of $15,588,407 of overall net decreases due to portfolio valuations during the period, offset by $50,718,036 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions or restructurings, namely Advanced Lighting, USWS and Shoreline. The increase in net unrealized depreciation for the nine months ended September 30, 2016 was primarily comprised of $114,846,848 of overall net declines due to portfolio valuations during the nine month period, offset by $48,621,297 of total unrealized appreciation resulting from the reversal of previously recognized depreciation upon dispositions, namely the New Gulf and Hunter restructurings.

Net increase or decrease in net assets resulting from operations

The net increase or decrease in net assets resulting from operations for the nine months ended September 30, 2017 and 2016 was an increase of $17,554,432 and a decrease of $86,802,037, respectively. As compared to the prior period, the increase for the nine months ended September 30, 2017 is reflective of i) an overall increase in net investment income of $3.6 million period-over-period, and ii) a net realized and unrealized gain (loss) of $(16.4) million for the current period, as compared to $(123.8) million for the nine months ended September 30, 2016. The impact of this was partially offset by the realized loss of $(1.3) million incurred during the current period associated with debt extinguishment (See Note 7 to the consolidated financial statements) and the deferred taxes of $(5.3) million related to unrealized gain in a taxable subsidiary (See Note 2 to the consolidated financial statements).

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

Until March 6, 2017, we recorded our liability for Incentive Fees based on income as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter until March 6, 2017 was based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the pro-rated period until March 6, 2017. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilized for each trailing four-fiscal quarter period until March 6, 2017, with the formula applied to each quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Quarterly Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
GAAP Basis:
Net Investment Income (Loss)	$12,139,916	$(2,130,991)	$40,574,512	$36,954,202
Net Investment Income (Loss) per share	0.17	(0.03)	0.56	0.51
Addback: GAAP incentive management fee expense based on Gains	—	—	—	—
Addback: GAAP incentive management fee expense based on Income	—	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income (Loss)	$12,139,916	$(2,130,991)	$40,574,512	$36,954,202
Net Investment Income (Loss) per share	0.17	(0.03)	0.56	0.51
Less: Incremental incentive management fee expense based on Income	—	—	—	—
As Adjusted[2]:
Net Investment Income (Loss)	$12,139,916	$(2,130,991)	$40,574,512	$36,954,202
Net Investment Income (Loss) per share	0.17	(0.03)	0.56	0.51

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

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2017, we generated operating cash flows primarily from investment dispositions, interest and fees received on senior secured loans and other debt securities.

Net cash provided by operating activities during the nine months ended September 30, 2017 was $121,118,521. Our primary sources of cash from operating activities during the period consisted of net proceeds from sales and repayments of $262,067,895, as well as a net increase in net assets resulting from operations of $17,554,432. Our primary uses of cash from operating activities during the period consisted of purchases of investments of $168,848,829.

Net cash used in financing activities during the nine months ended September 30, 2017 was $126,906,510. Our primary uses of cash from financing activities consisted of i) $88.1 million in net repayment under the Credit Facility, Senior Secured Notes, Term Loan and partial debt extinguishment of the Convertible Notes, net of borrowings under the Credit Facility and the issuance of the 2022 Convertible Notes, and ii) cash distributions paid of $38.8 million.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2017 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$56.0	$—	$—	$56.0	$—
Convertible Notes(2)	55.0	55.0	—	—	—
2022 Convertible Notes	139.6	—	—	139.6	—
Interest and Credit Facility Fees Payable	3.0	3.0	—	—	—

(1)	At September 30, 2017, $384.0 million remained unused under our Credit Facility.
(2)	On September 27, 2017, we purchased $60.0 million in aggregate principal amount of its existing $115.0 million Convertible Notes pursuant to a cash tender offer. All Convertible Notes purchased in the tender offer were retired and cancelled, and are no longer outstanding under the indenture (Note 7 to the consolidated financial statements).

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2017 and December 31, 2016. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2017 and December 31, 2016, the Company was obligated to existing portfolio companies for unfunded commitments of $24.7 million and $43.5 million, respectively. Of the $24.7 million total unfunded commitments at September 30, 2017, $19.3 million was on our aggregate $85.0 million equity commitment to Senior Loan Partners (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since June 2015:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	June 18, 2015	July 2, 2015
$0.21	September 18, 2015	October 2, 2015
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the nine months ended September 30, 2017 and 2016, distributions reinvested pursuant to our dividend reinvestment plan totaled $2,648,095 and $3,003,346, respectively.

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

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accretion of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to income or excise taxes. In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash and certain requirements are met, the entire distribution would generally be treated as a dividend for U.S. federal income tax purposes.

Recent developments

On November 7, 2017, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on January 2, 2018 to stockholders of record at the close of business on December 19, 2017.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

On October 18, 2017, Donna Milia notified the Company that she is leaving the Company for personal reasons. Ms. Milia served as Chief Financial Officer and Treasurer for the Company. Ms. Milia agreed to remain with the Advisor through December 29, 2017 to provide transition assistance with respect to the Company. Michael Pungello was appointed by the Company’s Board of Directors as the Interim Chief Financial Officer and Interim Treasurer on October 20, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2017, 74% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 96% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our Convertible Notes and 2022 Convertible Notes bear interest at fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of September 30, 2017, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($’s in millions, except per share data)
Up 400 basis points	$16.7	$0.23
Up 300 basis points	$12.5	$0.17
Up 200 basis points	$8.3	$0.11
Up 100 basis points	$4.2	$0.06
Down 100 basis points	$(1.0)	$(0.01)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the nine months ended September 30, 2017 and 2016, we did not engage in any interest rate hedging activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the nine month period ended September 30, 2017:

Period	Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	—	—	—	1,958,149
February 2017	—	—	—	1,958,149
March 2017	—	—	—	1,958,149
April 2017	—	—	—	1,958,149
May 2017	—	—	—	1,958,149
June 2017	—	—	—	1,958,149
July 2017	—	—	—	2,500,000
August 2017	—	—	—	2,500,000
September 2017	—	—	—	2,500,000

	—	—	—

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: November 8, 2017	By:	/s/ Michael J. Zugay
Michael J. Zugay Chief Executive Officer

Date: November 8, 2017	By:	/s/ Michael Pungello
Michael Pungello Interim Chief Financial Officer and Interim Treasurer