Form 10-K
period 2017-12-31
BlackRock Capital Investment Corp
filed 2018-03-07
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2017 (the last business day of the Registrant’s most recently completed second quarter) was $538,456,867 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 73,059,322 shares of the Registrant’s common stock outstanding at March 7, 2018.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK CAPITAL INVESTMENT CORPORATION

2017 FORM 10-K ANNUAL REPORT

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

Our investment objective is to generate both current income and capital appreciation through our debt and equity investments. We invest primarily in middle-market companies and target investments throughout the capital structure that we believe provide an attractive risk-adjusted return. The term “middle-market” refers to companies with annual revenues typically between $50 million and $1 billion. Our targeted investment typically ranges between $10 million and $50 million, although the investment sizes may be more or less than the targeted range and the size of our investments may grow with our capital availability. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flow.

Although most of our investments are in senior and junior secured, unsecured and subordinated loans to U.S. private and certain public middle-market companies, we invest throughout the capital structure, which may include common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We may from time to time invest up to 30% of our assets opportunistically in other types of investments, including securities of other public companies and foreign securities. In addition, part of our strategy involves a joint venture with Windward Investments LLC (“Windward”) through the BCIC Senior Loan Partners, LLC (“Senior Loan Partners”). The Senior Loan Partners’ principal purpose is to make investments primarily in senior secured loans to middle-market companies.

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

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC (“BlackRock Advisors”) to permit BlackRock Advisors to serve as the Company’s investment adviser (the “BlackRock Advisors Management Agreement”) following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor,” “BKCA” or “52nd Street”), to BlackRock Advisors (the “Transaction”). BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”). The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous management agreement.” The BlackRock Advisors Management Agreement had the same management and incentive fee terms as the previous agreement until March 6, 2017 and thereafter had different management and incentive fees terms as compared to the previous management agreement. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BlackRock Capital Investment Advisors, LLC ("BCIA" or the “Advisor”) pursuant to Rule 2a-6 of the 1940 Act and the Company entered into a new investment management agreement with BCIA (the “Current Management Agreement” or the “Management Agreement”). Accordingly, BCIA is now our investment adviser. The Current Management Agreement has the same management and incentive fee terms as compared to the agreement previously entered into with BlackRock Advisors.

Organization of the Advisor and Previous Advisor

BlackRock Advisors and BCIA are Delaware limited liability companies registered with the Securities and Exchange Commission (“SEC”) as investment advisors under the Advisers Act. The Advisor and BlackRock Advisors collectively manage or have committed to manage approximately $507.1 billion of assets as of December 31, 2017. BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Our investment activities are carried out by the Advisor, which is led by Michael J. Zugay, Chief Executive Officer of the Company and Chairman of the BlackRock US Private Capital Group’s Investment Committee (the “Investment Committee”). On October 18, 2017, Michael Pungello was appointed by the Company’s Board of Directors as the Interim Chief Financial Officer and Interim Treasurer effective October 20, 2017, after Donna Milia, former Chief Financial Officer and Treasurer, notified the Company that she was leaving the Company for personal reasons. Ms. Milia remained with BlackRock Advisors through December 29, 2017 to provide transition assistance with respect to the Company.

Previously, our investment activities were led by Steven F. Sterling, former CEO and Chairman of the Board and Head of BlackRock US Private Capital Group effective March 6, 2015 through December 31, 2016, and Michael J. Zugay, prior Head of Investments for BlackRock US Private Capital Group through December 31, 2016, with guidance from the Investment Committee.

Prior to the Transaction, our investment activities were managed by 52nd Street Capital Advisors LLC, the Previous Advisor. The Previous Advisor is organized as a Delaware limited liability company and was registered as an investment advisor with the SEC under the Advisers Act. Its principal executive offices are located at 40 East 52nd Street, New York, New York. The Previous Advisor was responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. James R. Maher, former Chairman and Chief Executive Officer of the Company, and Michael B. Lazar, former Chief Operating Officer of the Company, were the control persons of the Previous Advisor. Effective March 6, 2015, James R. Maher and Michael B. Lazar stepped down from their roles with the Company. Certain investment professionals of 52nd Street became employees of BlackRock upon the closing of the Transaction.

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

The BlackRock Platform: Our investment activities are carried out by the Advisor, a wholly owned indirect subsidiary of BlackRock. BlackRock is a leading publicly traded investment management firm with $6.3 trillion of assets under management

(“AUM”) at December 31, 2017. With employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide. We believe our affiliation with BlackRock provides us with access to one of the deepest, broadest investment platforms in the financial services industry, with strategies across asset classes and investment styles all backed by our industry leading technology and risk management.  BlackRock’s platform provides our investment professionals with market, company and industry insights that enhances our investment and due diligence processes.

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $4.5 billion across 184 portfolio companies through December 31, 2017. We have a debt and income producing equity yield at fair value of approximately 10.8% at December 31, 2017. During 2017, we invested approximately $243.4 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 4,000 potential investments and have a proven process through which we have invested in excess of $4.5 billion through December 31, 2017. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom the investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Since January 2017, our investment activities have been carried out by our investment advisors led by Michael J. Zugay, Chief Executive Officer of the Company and Chairman of the Investment Committee, and Jason A. Mehring, Vice Chairman of the Investment Committee. The Investment Committee is comprised of Messrs. Zugay and Mehring, and certain senior personnel of BlackRock. The investment professionals, as well as members of the Investment Committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills.

Our executive officers and directors and the employees of BlackRock and certain of its affiliates, as well as members of the Investment Committee, serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds managed by our affiliates. We note that any affiliated investment vehicle currently formed or formed in the future and managed or to be managed in the future by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by the Advisor or its affiliates. However, the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so.

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

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of us, the Advisor and our affiliates. The Advisor is registered as an investment adviser under the Advisers Act. Under our Management Agreement, we have agreed to pay the Advisor an annual base management fee (the “Management Fee”) based on our total assets, as well as an incentive management fee (the “Incentive Fee”) based on our performance. The Current Management Agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. The BlackRock Advisors Management Agreement had the same Management and Incentive Fee terms as the previous agreement until March 6, 2017 and thereafter had different Management and Incentive Fee terms as compared to the previous agreement. The Current Management Agreement has the same Management and Incentive Fee terms as compared to the BlackRock Advisors Management Agreement.

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

Exit Strategy. The Advisor seeks to invest in companies that it believes will provide a steady stream of cash flow to repay loans and/or build equity value. With respect to loans and debt securities, the Advisor expects that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments will be a key means by which we exit these investments over time. In addition, the Advisor seeks to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction. With respect to our equity investments, the Advisor will look to exit such investments via repurchases by the portfolio company, public offerings and sales pursuant to merger and acquisition transactions.

Liquidation Value of Assets. The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in the Advisor’s credit analysis. The Advisor emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

Investment selection process

The Company’s investment activities are managed by the Advisor. The Advisor is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. The Advisor is supported by a team of employees devoted to the Company, including investment professionals who have extensive experience in commercial lending, investment banking, accounting, corporate law and private equity investing.

If a prospective investment is deemed to warrant further review, an investment team is assigned to the investment and the junior members of the team prepare a screening memo for internal discussion during a screening meeting. The purpose of the screening meeting is to determine if the prospective investment fits the fund mandate and should require incremental team resources to diligence and execute, as determined by vote of the Investment Committee. At this time, the other investment professionals have the opportunity to identify diligence items, ask questions and raise concerns.

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

Managerial assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance or exercising strategic or managerial influence over such companies. We may receive fees for these services. The Advisor will provide managerial assistance on our behalf to those portfolio companies that request this assistance. Employees of BlackRock devoted to the Company have experience providing managerial assistance to private operating companies like our portfolio companies, and such assistance has tended to be related to board representation and to strategic and financing transactions. The Advisor generally will not receive any direct compensation from our portfolio companies for providing managerial assistance although it may do so from time to time.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.35 at December 31, 2017 and 1.35 at December 31, 2016. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Grade 1	$642,413,532	$696,150,783
Grade 2	35,193,161	133,487,483
Grade 3	14,630,321	88,655,801
Grade 4	65,698,306	5,005,487
Not Rated	5,487	7,823,936
Total investments	$757,940,807	$931,123,490

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

Investment management agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors to permit BlackRock Advisors to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Previous Advisor, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC. BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors managed the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Previous Advisor, which initially became effective on June 22, 2008 and its initial term expired on June 22, 2010. Our Board of Directors then approved the agreement for successive one year terms until the completion of the

Transaction with BlackRock Advisors on March 6, 2015, at which time the BlackRock Advisors Management Agreement became effective. The BlackRock Advisors Management Agreement had the same Management and Incentive Fee terms as the previous agreement until March 6, 2017 and thereafter had different Management and Incentive Fees terms as compared to the previous agreement as outlined below. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BCIA pursuant to Rule 2a-6 of the 1940 Act, and the Company entered into the Current Management Agreement with the Advisor. Accordingly, BCIA is now our investment advisor. The Current Management Agreement has the same Management and Incentive Fee terms as compared to the BlackRock Advisors Management Agreement. Unless earlier terminated, the Current Management Agreement will remain in effect from year-to-year if approved annually by the Board or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons.

Base Management Fee

Under the Current Management Agreement, our investment advisor, subject to the overall supervision of the Board, manages our day-to-day operations and provides us with investment advisory services. For providing these services, our investment advisor received, until March 6, 2017, a base management fee at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, our investment advisor received a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on total asset valuation at the end of the prior quarter.

For the years ended December 31, 2017, 2016 and 2015, the Company incurred $16,391,532, $21,460,909 and $24,678,087, respectively, in base management fees under the respective management agreements.

Incentive Management Fee Until March 6, 2017

The BlackRock Advisors Management Agreement provided that BlackRock Advisors or its affiliates were entitled to an incentive management fee under certain circumstances until March 6, 2017. The Incentive Fee until March 6, 2017 was calculated in the same manner as the Incentive Fee in the previous management agreement. The determination of the Incentive Fee until March 6, 2017, as described in more detail below, resulted in BlackRock Advisors or its affiliates receiving no Incentive Fee payments if returns to stockholders did not meet an 8.0% annualized rate of return during the applicable fee measurement period, and resulted in BlackRock Advisors or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceeded an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

Until March 6, 2017, BlackRock Advisors was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2017, 2016 and 2015 was determined by reference to the four quarter periods ended on December 31, 2017, 2016 and 2015, respectively. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

(i)	Quarterly Incentive Fee Based on Income Until March 6, 2017

For each trailing four quarters’ period until March 6, 2017, the Company paid BlackRock Advisors an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss), during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains / losses during the period, was in excess of (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

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

For the period from January 1, 2017 through March 6, 2017, BlackRock Advisors did not earn Incentive Fees based on income from the Company. For the years ended December 31, 2016 and 2015, the Company incurred zero and $11,061 in Incentive Fees based on income, respectively.

(ii)	Annual Incentive Fee Based on Capital Gains Until March 6, 2017

The portion of the Incentive Fee based on capital gains was calculated and paid on an annual basis beginning on July 1 of each annual period and ending on June 30 of the next calendar year. The portion of Incentive Fee based on capital gains was calculated in the same manner as such portion of the Incentive Fee in the prior investment agreement. For each annual period, the Company paid BlackRock Advisors an Incentive Fee on capital gains based on the amount by which (A) net realized capital gains, if any, exceeded gross unrealized capital depreciation, if any, occurring during the period in excess of (B) the amount, if any, by which the period’s hurdle rate exceeded the amount of income used in the determination of the Incentive Fee based on income for the period. The amount of the excess of (A) over (B) described in this paragraph is referred to as the excess gain amount.

(iii)	Calculation of Incentive Fee

The portion of the Incentive Fee based on capital gains for each period equaled 50% of the period’s excess gain amount, until such payments equaled 20% of the period’s capital gain amount distributed or distributable to stockholders. Thereafter, the portion of the Incentive Fee based on capital gains for the period equaled an amount such that the portion of the Incentive Fee payments to BlackRock Advisors based on capital gains for the period equals 20% of the period’s capital gain amount distributed or distributable to stockholders. The result of this formula was that, if the portion of the Incentive Fee based on income for the period exceeded the period’s hurdle, then the portion of the Incentive Fee based on capital gains was capped at 20% of the capital gain amount.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation.

The capital gains Incentive Fee due to BlackRock Advisors as calculated under the BlackRock Advisors Management Agreement and prior management agreement as described above, for the annual period ended June 30, 2017, 2016 and 2015 was zero. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2017, 2016 and 2015 resulted in a capital gains Incentive Fee (reversal)/accrual of zero, zero and $(3,200,520), respectively. The Company did not have total cumulative accrued balance at December 31, 2017, 2016 and 2015, respectively.

(iv)	Calculation of Capital Gains

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

Incentive Management Fee After March 6, 2017

(i)	Quarterly Incentive Fee Based on Income After March 6, 2017

After March 6, 2017, the BlackRock Advisors Management Agreement provided and the Current Management Agreement provides that our investment advisor or its affiliates may be entitled to an incentive management fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. The Company will pay our investment advisor the portion of the Incentive Fee based on income for each period as follows:

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

The payment of any such Incentive Fee based on income otherwise earned by our investment advisor will be deferred if, for the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the Annualized Rate of Return is less than 7.0% of net assets attributable to common stock at the beginning of such four quarter period as adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such four full calendar quarter period, with any deferred Incentive Fees to be carried over for payment in subsequent quarterly calculation periods to the extent such payment can then be made in accordance with the investment management agreement.

For the period after March 6, 2017 to December 31, 2017, BlackRock Advisors earned $7,980,098 in Incentive Fees based on income from the Company.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months. BCIA has agreed to honor such waiver.  The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income for the period after March 6, 2017 to December 31, 2017 is $7,980,098, resulting in no net Incentive Fees based on income earned by the Company.

(ii)	Annual Incentive Fee Based on Capital Gains After March 6, 2017

The second portion of the Incentive Fee is based on capital gains and is calculated separately for each Annual Period. Our investment advisor will be entitled to receive an Incentive Fee based on capital gains for each Annual Period in an amount equal to 20% of the amount by which (1) net realized capital gains occurring during the period, if any, exceeds (2) gross unrealized capital depreciation, if any, occurring during the period. In calculating the portion of the Incentive Fee based on capital gains payable for any period, investments are accounted for on a security-by-security basis. In addition, the portion of the Incentive Fee based on capital gains is determined using the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses for the period and unrealized capital depreciation for the period.

The capital gains Incentive Fee due to BlackRock Advisors as calculated under the BlackRock Advisors Management Agreement as described above, at December 31, 2017, resulted in no capital gains incentive fee accrual. The total cumulative accrued balance at December 31, 2017 was zero.

(iii)	Calculation of Incentive Fee

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

(iv)	Calculation of Capital Gains

Capital gains and losses are calculated using the proceeds received and either (i) fair market value at the beginning of the Annual Period or (ii) cost for investments acquired during the Annual Period. In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, we account for assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

Indemnification

The Current Management Agreement provides that in the absence of willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations thereunder, the Advisor is not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, and provides for indemnification by us of its members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to certain limitations and conditions.

Duration and termination

Unless earlier terminated, the Current Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. In November 2017, our Board approved the Management Agreement for a successive 12 months. We may terminate the Current Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Current Management Agreement will also immediately terminate in the event of its assignment.

Administration agreement

We have entered into an administration agreement with BlackRock Financial Management, Inc., a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. For the years ended December 31, 2017, 2016 and 2015, we incurred $1,039,221, $1,304,172 and $1,614,561, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

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

The 2022 Convertible Notes are accounted for in accordance with ASC 470-20, Debt – Debt with Conversion and Other Options. The Company has determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, at the time of issuance the Company estimated separate debt and equity components, and an original issue discount equal to the equity component was recorded in additional paid-in-capital in the accompanying Consolidated Statements of Assets and Liabilities.

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

On September 27, 2017, the Company purchased $59,959,000 in aggregate principal amount of its existing $115,000,000 Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1,015 per $1,000 principal amount of notes purchased, plus accrued and unpaid interest, using borrowings under the Credit Facility and cash on hand. All Convertible Notes purchased in the tender offer were retired and cancelled, and are no longer outstanding under the indenture. The aggregate purchase price of the Convertible Notes was $60,858,385, plus approximately $144,852 of reacquisition costs, for a total reacquisition price of $61,003,237, excluding $384,737 of interest expense. The net carrying amount of the Convertible Notes purchased in the tender offer at the time of purchase was $59,754,389, net of unamortized debt issuance costs and unamortized discount. As such, in accordance with ASC 470-50, Debt – Modifications and Extinguishments, the difference between the reacquisition price and the net carrying amount of the Convertible Notes was recorded in the accompanying Consolidated Statements of Operations as a $1,323,442 loss on extinguishment of debt. On February 15, 2018, the remaining Convertible Notes of $55,041,000 matured and the Company paid the principal and interest in cash.

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

Staffing

Services necessary for our business are provided by individuals who are employees of BlackRock or the Administrator and its affiliates, pursuant to the terms of the Current Management Agreement and the Administration Agreement. Each of our executive officers is an employee of the Advisor or the Administrator and its affiliates. Our day-to-day investment operations are managed by the Advisor. At December 31, 2017, there are 14 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the Administration Agreement, including rent as well as our allocable portion of any costs and expenses incurred by the Administrator relating to any non-investment advisory, administrative or operating services provided by the Administrator to us.

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

We restrict access to nonpublic personal information about our stockholders to BlackRock’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We may seek approval from our stockholders to have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value.

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

Uncertainty regarding the impact of United Kingdom’s Departure from the European Union could negatively impact our business, financial condition and earnings.

As a consequence of the United Kingdom’s vote to withdraw from the European Union (the “EU”), the government of the United Kingdom gave notice of its withdrawal from the EU (“Brexit”). As a result of this decision, the financial markets experienced high levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. It is possible that certain economic activity will be curtailed until some signs of clarity begin to emerge, including negotiations around the terms for United Kingdom’s exit out of the EU. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.

Actions by the British Bankers’ Association (“BBA”), regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to manage our business, which depends, in turn, on the ability of the Advisor to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result is largely a function of the Advisor’s investment process and, in conjunction with the Administrator, its ability to provide competent, attentive and efficient services to us. Some of our executive officers and members of the Investment Committee have substantial responsibilities to other clients in addition to their activities and responsibilities on our behalf. The investment professionals dedicated to us may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effect of which may be adverse.

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

Our Advisor has the right, under our Current Management Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2017, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2017.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2017, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under these debt facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures in June 5, 2022, and any inability to renew, extend or replace our Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $440 million senior secured credit facility with a group of lenders, under which we had $16 million of indebtedness outstanding at December 31, 2017. Undrawn amount under our Credit Facility was $424 million at December 31, 2017. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750 million. The Credit Facility has a stated maturity date of June 5, 2022. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Our outstanding convertible notes present other risks to holders of our common stock, including the possibility that such notes could discourage an acquisition of us by a third party and accounting uncertainty.

Certain provisions of our outstanding convertible notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our convertible notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes. We may also be required to increase the conversion rate or provide for conversion into the acquirer’s capital stock in the event of certain fundamental changes with respect to our convertible notes. These provisions could discourage an acquisition of us by a third party.

The accounting for convertible debt securities is subject to frequent scrutiny by the accounting regulatory bodies and is subject to change. We cannot predict if or when any such change could be made and any such change could have an adverse impact on our reported or future financial results. Any such impacts could adversely affect the market price of our common stock.

If we incur additional debt, it could increase the risk of investing in our common stock.

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. As of December 31, 2017, we had outstanding approximately $55 million of Convertible Notes, $144 million of 2022 Convertible Notes, and $16 million outstanding on our Credit Facility. Lenders under our Credit Facility, 2022 Convertible Notes and Convertible Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at December 31, 2017, which represented borrowings equal to 26.9% of our total assets. On such date, we also had $799.9 million in total assets; an average cost of funds of 5.0%; $214.8 million in principal amount of debt outstanding; and $571.1 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2017 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 5.0% by the $214.8 million in principal amount of debt outstanding is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2017 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-15.9%	-8.9%	-1.9%	5.1%	12.1%

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

In accordance with U.S. generally accepted accounting principles, or GAAP, and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income for the period in which such PIK interest was received, which is often in advance of receiving cash payment. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments are generally valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants are allocated to the warrants that we receive. This will generally result in “original issue discount,” or OID, for tax purposes, which we must recognize as ordinary income, increasing the amounts we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because such original issue discount income would not be accompanied by cash, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for favorable tax treatment as a RIC and, thus, could become subject to a corporate-level income tax on all of our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a distribution requirement in excess of current cash received. Similarly, newly enacted tax legislation contains rules that may in certain other circumstances require the recognition of non-cash taxable income or may limit the deductibility of certain of our cash expenses. Since in certain cases we may recognize income before or without receiving cash representing such income or may be subject to limitations on the deductibility of cash expenses, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for favorable tax treatment as a RIC or, even if such distribution requirements are satisfied, we may be subject to tax on the amount that is undistributed. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements and avoid tax.

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

The Advisor, its employees and members of the Investment Committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

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

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders and preferred stockholders are not subject to any of our expenses or losses, and are not entitled to participate in any income or appreciation in excess of their stated preference. Additionally, if signed into law, the Financial Choice Act would decrease the asset coverage requirement for BDCs to 150 percent from 200 percent under certain circumstances. Other BDCs may be better positioned to take advantage of such changes, potentially leaving the Company at a competitive disadvantage.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on credit markets and the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. The Federal Reserve raised the Federal Funds Rate three times in 2017, and it may continue to raise the Federal Funds Rate over time. These developments, along with the United States government's credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

As of December 31, 2017, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Some particular areas identified as subject to potential change, amendment or repeal include the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

On February 3, 2017, President Trump signed Executive Order 13772 announcing the new Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify government policies that inhibit financial regulation consistent with them. On June 12, 2017, the U.S. Department of the Treasury published the first of four reports in response to the Executive Order on the depository system covering banks and other savings institutions. Subsequent reports are expected to address: capital markets; the asset management and insurance industries, and retail and institutional investment products and vehicles; and non-bank financial institutions, financial technology, and financial innovation. The report included recommendations to reduce fragmentation, overlap, and duplication in the U.S. regulatory structure; to decrease the burden of statutory stress testing and ease liquidity and leverage standards for domestic banks; to restructure the Consumer Financial Protection Bureau; to reduce compliance burdens under the Volcker Rule; to reconsider the implications of implementing the revised standards for credit risk under Basel III; and to require uniform, consistent and rigorous methods to analyze costs and benefits, increase transparency and make available for public comment cost-benefit analyses for all "economically significant" proposed regulations.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as "systemically important financial institutions," and repeal the Department of Labor (DOL) "fiduciary rule" governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill must be approved by the Senate, where we believe it is unlikely to pass in its current form. At this time it is unclear what impact the Administration's policies in response to the Executive Order, the Financial Choice Act or other pending legislation and developments will have on regulations that affect our and our competitors' and our portfolio companies' businesses.

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted that, among other things, significantly changes the taxation of business entities, the deductibility of certain items of loss and expense, and the timing in which certain income items are recognized. We cannot predict the impact, if any, of these changes to our business or the business of the portfolio companies in which we invest. Until we can evaluate how these changes impact our business and the business of our portfolio companies over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Our Advisor has been the target of attempted cyber-attacks, as well as the co-opting of its brand to create fraudulent websites, and must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation or corruption, as the failure to do so could disrupt our Advisor’s operations and cause financial losses. Although our Advisor takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential cyber-attacks, there can be no assurance that any of these measures prove effective. Moreover, due to the complexity and interconnectedness of our Advisor’s systems, the process of upgrading or patching our Advisor’s protective measures could itself create a risk of security issues or system disruptions for the Company, as well as for external stakeholders who rely upon, or have exposure to, our Advisor’s systems.

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

Investing in private middle-market companies involves a number of significant risks, including that these companies:

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by or under the direction of our Board of Directors. In connection with that determination, members of our Advisor’s portfolio management team will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Board of Directors utilizes the services of independent valuation firms, which prepare valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Board of Directors takes into account in determining fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments will receive a lower price for their securities than the value of our investments might warrant.

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

The Dodd-Frank Act enacted, and the Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivative markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being adopted in the European Union, Japan, and other major financial markets.

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

These changes could significantly increase the costs to us of utilizing OTC derivatives, reduce the level of exposure that we are able to obtain (whether for risk management or investment purposes) through OTC derivatives, and reduce the amounts available to us to make non-derivative investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns. Furthermore, the margin requirements for cleared and uncleared OTC derivatives may require that the Advisor, in order to maintain its exemption from commodity pool operator (“CPO”) registration under a no-action letter issued by the staff of the CFTC limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.

Proposed position aggregation requirements may restrict the swap positions that the Advisor may enter into.

The Dodd-Frank Act significantly expanded the scope of the CFTC’s authority and obligation to require reporting of, and adopt limits on, the size of positions that market participants may own or control in commodity futures and futures options contracts and swaps. The Dodd-Frank Act also narrowed existing exemptions from such position limits for a broad range of risk management transactions.

In accordance with the requirements of the Dodd-Frank Act, the CFTC is required to establish speculative position limits on additional listed futures and options on physical commodities and economically equivalent over-the-counter (“OTC”) derivatives; position limits applicable to swaps that are economically equivalent to United States listed futures and futures options contracts, including contracts on non-physical commodities, such as rates, currencies, equities and credit default swaps; and aggregate position limits for a broad range of derivatives contracts based on the same underlying commodity, including swaps and futures and futures options contracts. The CFTC has proposed potentially significant narrowing of existing precedents and guidance that permit market participants to disaggregate for position limit purposes, positions that are independently controlled. While certain persons, contracts or transactions or classes thereof are exempt from the speculative position limit requirements, such broadened position aggregation requirements may further restrict the swap positions that the Advisor may enter into on our behalf.

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

•

Securitization. In addition to issuing securities to raise capital as described above, we anticipate that in the future we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect would be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy and adversely affect our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses as the residual loans in which we do not sell interests will tend to be those that are riskier and more apt to generate losses.

Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.

We obtained approval at our 2017 Special Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2017 Special Meeting, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

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

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2017 Special Meeting of Stockholders, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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

Price range of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC.” The following table lists the high, low closing sales price and quarter end price for our common stock, the closing sales price as a percentage of net asset value (“NAV”) per share, and quarterly distributions per share for the years ended December 31, 2017 and 2016.

		Closing Sales Price			Premium/	Premium/
	NAV(1)	High	Low	Quarter End Price	Discount of High Sales Price to NAV(2)	Discount of Low Sales Price to NAV(2)	Quarter End Price to NAV(3)	Declared Distributions
Year ended December 31, 2017
First Quarter	$8.22	$7.88	$7.19	$7.55	(4)%	(13)%	(8)%	$0.18
Second Quarter	$8.33	$7.81	$7.21	$7.49	(6)%	(13)%	(10)%	$0.18
Third Quarter	$7.96	$7.65	$7.12	$7.50	(4)%	(11)%	(6)%	$0.18
Fourth Quarter	$7.83	$7.56	$6.13	$6.23	(3)%	(22)%	(20)%	$0.18
Year Ended December 31, 2016
First Quarter	$9.46	$9.54	$8.43	$9.41	1%	(11)%	(1)%	$0.21
Second Quarter	$9.13	$9.56	$7.36	$7.78	5%	(19)%	(15)%	$0.21
Third Quarter	$8.38	$8.83	$7.83	$8.28	5%	(7)%	(1)%	$0.21
Fourth Quarter	$8.21	$8.24	$6.78	$6.96	0%	(17)%	(15)%	$0.21

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

(3)	Calculated as quarter end price divided by NAV.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the year ended December 31, 2017:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	$—	—	—	1,958,149
February 2017	—	—	—	1,958,149
March 2017	—	—	—	1,958,149
April 2017	—	—	—	1,958,149
May 2017	—	—	—	1,958,149
June 2017	—	—	—	1,958,149
July 2017	—	—	—	2,500,000
August 2017	—	—	—	2,500,000
September 2017	—	—	—	2,500,000
October 2017	—	—	—	2,500,000
November 2017	6.52	1,100	1,100	2,498,900
December 2017	6.37	223,789	223,789	2,275,111
	$6.37	224,889	224,889

(1)	The average priced paid per share includes $0.03 of commission fee paid per share.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash.

Holders

At March 7, 2018, there were approximately 256 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2015:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2017, 2016 and 2015.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2017, 2016 and 2015, distributions reinvested pursuant to our dividend reinvestment plan totaled $3,506,620, $3,959,945 and $3,700,331, respectively.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Total Return Index and the Russell 2000 Index for the period December 31, 2011 through December 31, 2017. The graph assumes that, on December 31, 2011, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Total Return Index, and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2017 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$97,329	$117,411	$129,411	$134,418	$131,626
Total Expenses	42,238	63,374	54,220	84,046	83,988
Net Investment Income	55,092	54,037	75,191	50,372	47,638
Net Realized and Unrealized Gain (Loss) including Realized Losses on Extinguishment of Debt	(34,190)	(138,329)	(36,566)	86,868	45,351
Net Increase (Decrease) in Net Assets Resulting from Operations	20,902	(84,292)	38,625	137,240	92,989
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$7.83	$8.21	$10.17	$10.49	$9.54
Market Price at Year End	6.23	6.96	9.40	8.20	9.33
Net Investment Income	0.75	0.74	1.01	0.68	0.64
Net Realized and Unrealized Gain (Loss) including Realized Losses on Extinguishment of Debt	(0.46)	(1.90)	(0.49)	1.16	0.61
Net Increase (Decrease) in Net Assets Resulting from Operations	0.29	(1.16)	0.52	1.84	1.25
Distributions Declared	0.72	0.84	0.84	0.89	1.04
Consolidated Balance Sheet Data at Year End:
Total Assets	$799,880	$957,067	$1,150,315	$1,302,056	$1,281,647
Borrowings Outstanding	206,661	335,668	362,552	441,391	470,425
Total Net Assets	571,100	596,320	753,753	781,959	709,704
Other Data:
Total Return(1)	(0.6)%	(18.1)%	26.5%	(2.2)%	3.6%
Number of Portfolio Companies at Year End	30	38	45	47	51
Value of Investments at Year End	$757,941	$931,123	$1,116,997	$1,257,717	$1,217,972
Yield on Investments at Year End(2)	9.7%	10.5%	11.0%	11.6%	12.0%

Figures may not total due to rounding

(1)

Total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

(2)

Yield on investments at year end represents the weighted average yield on the debt and income producing equity securities in our portfolio at their current cost basis. Yields are computed using interest rates and dividend yields at year end and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields include joint venture investment and exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents. See portfolio yield in Item 7.

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

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly or semi-annually. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, capital structuring fees, and fees for providing significant managerial assistance.

Expenses

Our primary operating expenses include the payment of a base management fee and, depending on our operating results, an incentive management fee, interest and credit facility fees, expenses reimbursable under the management agreement, professional fees, administration fees and the allocable portion of overhead under the administration agreement. The base management fee and incentive management fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Current Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

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

Financial and operating highlights

At December 31, 2017:

Investment portfolio, at fair value: $757.9 million

Net assets: $571.1 million

Indebtedness, excluding deferred financing costs: $210.9 million

Net asset value per share: $7.83

Portfolio Activity for the Year Ended December 31, 2017:

Cost of investments during period, including PIK: $243.4 million

Sales, repayments and other exits during period: $386.4 million

Number of portfolio companies at end of period: 30

Operating Results for the Year Ended December 31, 2017:

Net investment income per share: $0.75

Distributions declared per share: $0.72

Basic earnings per share: $0.29

Net investment income: $55.1 million

Net realized and unrealized (losses): $(32.9) million

Realized (losses) on extinguishment of debt: $(1.3) million

Net increase in net assets from operations: $20.9 million

Net investment income per share, as adjusted1: $0.75

Basic earnings per share, as adjusted1: $0.29

Net investment income, as adjusted1: $55.1 million

Net increase in net assets from operations, as adjusted1: $20.9 million

As Adjusted[1]: Amounts are adjusted to remove the incentive management fee expense based on gains, as required by GAAP, and to include only the incremental incentive management fee expense based on income. Until March 6, 2017, the incremental incentive management fee was calculated based on the current quarter’s incremental earnings and without any reduction for incentive management fees paid during the prior calendar quarters. After March 6, 2017, incentive management fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested approximately $243.4 million during the year ended December 31, 2017. The new investments consisted of senior secured loans secured by first liens ($126.7 million, or 52.0%) or second liens ($33.5 million, or 13.8%), senior secured notes ($7.3 million, or 3.0%) and unsecured or subordinated debt securities and equity securities ($75.9 million, or 31.2%). Additionally, we received proceeds from sales, repayments and other exits of approximately $386.4 million during the year ended December 31, 2017.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At December 31, 2017, our portfolio of $757.9 million (at fair value) consisted of 30 portfolio companies and was invested 53% in senior secured loans, 17% in unsecured or subordinated debt securities, 27% in equity investments and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.0 million at December 31, 2017. Our largest portfolio company investment by value was approximately $83.1 million and our five largest portfolio company investments by value comprised approximately 33% of our portfolio at December 31, 2017. At December 31, 2016, our portfolio of $931.1 million (at fair value) consisted of 38 portfolio companies and was invested 59% in senior secured loans, 17% in unsecured or subordinated debt securities, 17% in equity investments and 7% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $31.8 million at December 31, 2016. Our largest portfolio company investment by value was approximately $87.4 million and our five largest portfolio company investments by value comprised approximately 27% of our portfolio at December 31, 2016.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At December 31, 2017, our top three industry concentrations at fair value consisted of Finance (29.5%), Chemicals, Plastics, & Rubber (16.3%) and Services: Business (9.9%). At December 31, 2016, our top three industry concentrations at fair value consisted of Finance (21.1%), Chemicals, Plastics, & Rubber (12.3%) and Services: Business (11.4%) (See Note 5 to the consolidated financial statements).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 10.8% at December 31, 2017 and 11.7% at December 31, 2016. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.7% and 11.6%, respectively, at December 31, 2017, as compared to 11.3% and 12.4%, respectively, at December 31, 2016. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 9.7% at December 31, 2017 and 10.5% at December 31, 2016. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 9.9% and 8.6%, respectively, at December 31, 2017, as compared to 10.5% and 10.8%, respectively, at December 31, 2016. Yields include joint venture investment and exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents. Additionally, the weighted average yield of the total portfolio, at fair value, was 9.6% and 10.1% for year ended December 31, 2017 and 2016, respectively. The weighted average yield of the total portfolio, at amortized cost, was 8.7% and 9.2% for year ended December 31, 2017 and 2016, respectively.

For the year ended December 31, 2017 and 2016, the total return based on net asset value was 5.89% and (10.70%), respectively, and, the total return based on market price was (0.61%) and (18.10%), respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.35 at December 31, 2017 and 1.35 at December 31, 2016. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Grade 1	$642,413,532	$696,150,783
Grade 2	35,193,161	133,487,483
Grade 3	14,630,321	88,655,801
Grade 4	65,698,306	5,005,487
Not Rated	5,487	7,823,936
Total investments	$757,940,807	$931,123,490

Results of operations

Results comparisons are for the years ended December 31, 2017, 2016 and 2015.

Investment income

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Investment Income:
Interest and fees on senior secured loans	$58,293,684	$77,140,788	$83,482,008
Interest and fees on other debt securities	26,078,745	32,937,283	40,396,745
Interest earned on short-term investments, cash equivalents	83,604	22,328	7,142
Dividends on equity securities	12,282,748	6,209,988	5,524,712
Other income	590,429	1,100,000	—
Total investment income	$97,329,210	$117,410,387	$129,410,607

Total investment income for year end December 31, 2017 decreased $20.1 million, or 17.1%, as compared to year ended December 31, 2016, primarily attributable to a 24.6% decrease in the December 31, 2017 debt portfolio, at amortized cost, as compared to December 31, 2016. The decrease in portfolio size is primarily due to dispositions in 2017, the impact of which was partially offset by a higher rate environment during the year and higher dividend income from Senior Loan Partners. Other income of $590,429, and $1,100,000, for the years ended December 31, 2017 and December 31, 2016, respectively, are reimbursements in connection with the legal settlement expense that was incurred during the third quarter of 2016.

Total investment income for year ended December 31, 2016 decreased $12.0 million, or 9.3%, as compared to year ended December 31, 2015, primarily attributable to investments on non-accrual status: 5.4%, 11.1%, 12.7%, and 15.3% of the debt portfolio, at amortized cost, was on non-accrual status as of the end of the fourth, third, second and first quarters of 2016, respectively. In addition, there was a 20.3% decrease in the December 31, 2016 debt portfolio, at amortized cost, as compared to December 31, 2015. The impact of a smaller interest income generating portfolio was partially offset by increase in fee income of $2.5 million, or 44.2%, compared to year ended December 31, 2015.

Expenses

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Expenses:
Base management fees	$16,391,532	$21,460,909	$24,678,087
Legal settlement	—	17,500,000	—
Incentive management fees	7,980,098	—	(3,189,459)
Interest and credit facility fees	18,205,912	16,661,674	24,290,518
Professional fees	2,708,262	2,544,235	2,081,220
Administrative services	1,039,221	1,304,172	1,614,561
Director fees	668,500	706,500	698,500
Investment advisor expenses	350,004	350,004	798,139
Other	2,874,087	2,846,328	3,247,998
Total expenses, before incentive management fee waiver	50,217,616	63,373,822	54,219,564
Incentive management fee waiver	(7,980,098)	—	—
Expenses, net of incentive management fee waiver	$42,237,518	$63,373,822	$54,219,564

Total expenses, net of incentive management fee waiver, decreased $21.1 million, or 33.4%, for year ended December 31, 2017 from comparable period in 2016, primarily due to a one-time legal settlement expense of $17,500,000 incurred in 2016 related to a former portfolio company. The one-time legal settle expense was one of the primary drivers for the increase of $9.2 million, or 16.9%, in total expenses for year ended December 31, 2016 from comparable period in 2015.

The decrease of $5.1 million, or 23.6%, in base management fees for the year ended December 31, 2017 from comparable period in 2016 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits of $142,987,202 during 2017. Additionally, after March 6, 2017, the rate used to calculate management fees decreased from 2.0% of total assets to 1.75% of total assets, excluding cash (See Note 3 to the consolidated financial statements). The decrease of $3.2 million, or 13.0%, in base management fees for the year ended December 31, 2016 from comparable period in 2015 was primarily due to a decline in the total assets on which management fees are calculated (in arrears), primarily resulting from $53,748,320 of unrealized losses for 2016 as well as $51,745,089 of net sales, repayments and other exits for the year.

Investment advisor and administrative services expenses decreased $0.3 million, or 16.0%, for year ended December 31, 2017 compared to 2016 primarily due to continuous streamlining of processes and efficiency gained from integration on to the BlackRock platform and changes in the mix of employees supporting these processes since the third quarter of 2015. Investment advisor and administrative services expenses decreased $0.8 million, or 31.4%, for year ended December 31, 2016 compared to 2015 for the same reason.

Professional fees and other expenses were substantially consistent for year ended December 31, 2017 compared to year ended December 31, 2016. Professional fees increased $0.5 million, or 22.2%, for year ended December 31, 2016 compared to 2015 primarily to non-recurring legal fees in connection with a legal settlement related to a former portfolio company during 2016. Other expenses for the year ended December 31, 2016 decreased $0.4 million, or 12.4%, from 2015, primarily due to a one-time blocker tax expense incurred in 2015.

Interest and credit facility fees increased $1.5 million, or 9.3%, for the year ended December 31, 2017 compared to 2016,  due to interest expense in connection with the newly issued 2022 Convertible Notes, slightly offset by decrease in interest due to partial purchase of 2018 Convertible Notes in 2017 (See Note 7 to the consolidated financial statements). Interest and credit facility fees decreased $7.6 million, or 31.4%, for the year ended December 31, 2016 compared to 2015 primarily due to the refinancing of the Senior Secured Notes under the Credit Facility during January 2016, as well as the refinancing of the Credit Facility during February 2016 which reduced pricing up to 50 basis points per annum.

Of the incentive management fee totals (net of the incentive management fee waiver) for the years ended December 31, 2017, 2016 and 2015, zero, zero and $11,061, respectively, were incentive management fees based on income. As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through December 31, 2018 (See Note 3 to the consolidated financial statements). For the years ended December 31, 2017, 2016, and 2015, zero, zero and $(3,200,520), respectively, were incentive management fees based on gains. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative. It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $55,091,692, $54,036,565 and $75,191,043, respectively, for the years ended December 31, 2017, 2016 and 2015. For year ended December 31, 2017, net investment income increased $1.1 million, or 2.0%, compared to 2016, due to a decrease in expenses of 33.4%, partially offset by a decrease in total investment income of 17.1%. For the year ended December 31, 2016, net investment income decreased $21.2 million, or 28.1%, compared to 2015, due to an increase in expenses of 16.9% in addition to a 9.3% decline in total investment income.

Net realized gain or loss

Net realized gain (loss) on investments was $(52,438,824), $(84,580,169) and $122,257,526 for the years ended December 31, 2017, 2016 and 2015, respectively. Of the total net realized losses for the year ended December 31, 2017, there were realized losses of $61,420,809 which were primarily a result of restructurings, amendments or write-offs associated with our debt investments in Advanced Lighting Technologies, Inc, (“Advanced Lighting”), debt and equity investments in U.S. Well Services, LLC (“USWS”), and debt investment in Shoreline Energy LLC (“Shoreline”). These realized losses were partially offset by realized gains of $8,981,985, primarily associated with the disposition of equity investment in USI Senior Holdings, Inc. and equity investments in Bankruptcy Management Solutions, Inc.  Of the net realized losses for the year ended December 31, 2016, $82,838,804 was driven by losses realized on the restructuring of our debt and equity investments in ETX Energy, LLC, et al., (“New Gulf”), as well as the restructuring of our debt investments in Hunter Defense Technologies, Inc. (“Hunter”) and Vertellus Specialties Inc. (“Vertellus”). Nearly the entire realized loss was reflected in unrealized depreciation in prior periods. Net realized gains for the year ended December 31, 2015 were generated primarily from the sales of our equity investments in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation and USI Senior Holdings, Inc., partially offset by realized losses on the restructuring of our investments in Red Apple Stores Inc., WBS Group LLC and Westward Dough Holdings, LLC. Nearly the entire realized gain was reflected in unrealized appreciation in prior periods.

Net change in unrealized appreciation or depreciation

For the year ended December 31, 2017, the net change in unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $19,573,031 comprised of $92,125,454 total unrealized appreciation, $60,149,211 of which is resulting from the reversal of previously recognized depreciation upon dispositions, namely Shoreline, USWS, and Advanced Lighting. The appreciation was partially offset by $72,552,423 of unrealized depreciation, $9,635,137 of which is resulting from the reversal of previously recognized appreciation upon dispositions associated with investments, namely in Bankruptcy Management Solutions, Inc., USI Senior Holdings, Inc., and Higginbotham Investment Holdings, LLC. Additional depreciation is due to portfolio valuations during the year. For the year ended December 31, 2016, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $53,748,320 comprised of $128,811,954 of overall net declines due to portfolio valuations during the year, partially offset by $75,063,634 of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions, namely the New Gulf, Hunter and Vertellus restructurings. For the year ended December 31, 2015, the change in net unrealized appreciation or depreciation was a decrease in net unrealized appreciation of $158,823,485 primarily resulting from the reversal of previously recognized appreciation associated with the sale of our equity positions in M&M Tradition Holdings Corp., Marquette Transportation Company Holdings LLC, Penton Business Media Holdings, LLC, Oportun Financial Corporation, and USI Senior Holdings, Inc.

Net increase or decrease in net assets resulting from operations

The net increase (decrease) in net assets resulting from operations was $20,902,457, $(84,291,924) and $38,625,084 for the years ended December 31, 2017, 2016 and 2015, respectively. As compared to the year ended December 31, 2016, the increase during the current year is reflective of i) an overall increase in net investment income of $1,055,127 taken in conjunction with ii) a decrease in net realized and unrealized losses of $105,462,696 year-over-year.  The impact of these factors was partially offset by the realized loss of $1,323,442 incurred in 2017 associated with debt extinguishment (See Note 7 to the consolidated financial statements). For the year ended December 31, 2016, as compared to the year ended December 31, 2015, the decrease is reflective of an overall decrease in net investment income of $21,154,478, taken in conjunction with an increase in net realized and unrealized losses of $101,762,530 year-over-year.

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

Until March 6, 2017, we recorded our liability for Incentive Fees based on income as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter until March 6, 2017 was based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the pro-rated period until March 6, 2017. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilized for each trailing four-fiscal quarter period until March 6, 2017, with the formula applied to each quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Annual Report for a more detailed description of the Company’s incentive management fee.

Computations for all periods are derived from our consolidated financial statements as follows:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
GAAP Basis:
Net Investment Income	$55,091,692	$54,036,565	$75,191,043
Net Investment Income per share	0.75	0.74	1.01
Addback: GAAP incentive management fee expense based on Gains	—	—	(3,200,520)
Addback: GAAP incentive management fee expense based on Income	—	—	11,061
Pre-Incentive Fee[1]:
Net Investment Income	$55,091,692	$54,036,565	$72,001,584
Net Investment Income per share	0.75	0.74	0.97
Less: Incremental incentive management fee expense based on Income	—	—	—
As Adjusted[2]:
Net Investment Income	$55,091,692	$54,036,565	$71,990,523
Net Investment Income per share	0.75	0.74	0.97

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

Financial condition, liquidity and capital resources

During the year ended December 31, 2017, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2017 was $198,924,222. Our primary source of cash from operating activities during the year consisted of proceeds from sales and repayments of $386,382,563, net of purchases of $229,881,402, which excludes PIK, for a net source of $156,501,161.

Net cash used in financing activities for the year ended December 31, 2017 was $180,617,411. Our uses of cash for financing activities consisted of cash distributions paid of $51,137,931, purchases of treasury stock of $1,431,681, and $132,385,430 in debt repayments, net of borrowings.

During the year ended December 31, 2016, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2016 was $100,257,026. Our primary source of cash from operating activities during the year consisted of proceeds from sales and repayments of $377,154,842, net of purchases of $313,451,428, which excludes PIK, for a net source of $63,703,414.

Net cash used in financing activities for the year ended December 31, 2016 was $101,963,392. Our uses of cash for financing activities consisted of cash distributions paid of $57,345,936, purchases of treasury stock of $16,093,205, and $28,524,251 in debt repayments, net of borrowings.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2017 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$16.0	$—	$—	$16.0	$ —
2022 Convertible Notes	139.8	—	—	139.8	—
Convertible Notes(2)	55.0	55.0	—	—	—
Interest and Credit Facility Fees Payable	1.8	1.8	—	—	—

(1)	At December 31, 2017, $424.0 million remained undrawn under our Credit Facility.
(2)

On September 27, 2017, we purchased $60.0 million in aggregate principal amount of our existing $115.0 million Convertible Notes pursuant to a cash tender offer. All Convertible Notes purchased in the tender offer were retired and cancelled, and are no longer outstanding under the indenture. The remaining $55.0 million Convertible Notes matured on February 15, 2018 and we paid the principal and interest in cash (See Note 7 to the consolidated financial statements).

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2015:

Distribution Amount
Per Share
Outstanding	Record Date	Payment Date
$0.21	December 24, 2015	January 7, 2016
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2017, 2016 and 2015.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2017, 2016 and 2015, distributions reinvested pursuant to our dividend reinvestment plan totaled $3,506,620, $3,959,945 and $3,700,331, respectively.

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

Off-balance sheet arrangements

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2017 and 2016. In addition, from time to time, we may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2017 and 2016, we were obligated to existing portfolio companies for unfunded commitments of $42.1 million and $43.5 million, respectively. Of the $42.1 million total unfunded commitments at December 31, 2017, $12.7 million was on our aggregate $85.0 million equity commitment to the Senior Loan Partners (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Recent developments

On March 6, 2018, our Board of Directors declared a distribution of $0.18 per share, payable on April 2, 2018 to stockholders of record at the close of business on March 19, 2018.

On February 15, 2018, the remaining Convertible Notes of $55,041,000 matured and we paid the principal and interest in cash (See Note 7 to the consolidated financial statements).

On January 16, 2018, the SEC issued an order permitting us and certain of our affiliates to complete negotiated co-investment transactions in portfolio companies, subject to certain conditions (the “Order”). Subject to satisfaction of certain conditions to the Order, we are now permitted, together with any future business development companies, registered closed-end funds and certain private funds, each of whose investment advisor is our investment advisor or an investment advisor controlled by our investment advisor, to co-invest in negotiated investment opportunities where doing so would otherwise be prohibited under the 1940 Act, providing our shareholders with access to a broader array of investment opportunities.

On January 16, 2018, we announced that BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BlackRock Capital Investment Advisors, LLC ("BCIA") pursuant to Rule 2a-6 of the 1940 Act.  Accordingly, BCIA is now our investment adviser.  BCIA and we amended and restated the BlackRock Advisors Management Agreement in its entirety to acknowledge such assignment and to delete certain portions of the BlackRock Advisors Management Agreement that are no longer operative in accordance with their terms. There will be no change to the fees, nor to the personnel overseeing the provision of investment management services to us.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2017, 73% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 96% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. Our Credit Facility bears interest at variable rates with no interest rate floors, while our Convertible Notes and 2022 Convertible Notes bear interest at fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of December 31, 2017, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($’s in millions, except per share data)
Up 400 basis points	$15.9	$0.22
Up 300 basis points	$11.9	$0.16
Up 200 basis points	$8.0	$0.11
Up 100 basis points	$4.0	$0.05
Down 100 basis points	$(2.0)	$(0.03)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2017, 2016 and 2015, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. The Company’s internal control over financial reporting as of December 31, 2017 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock Capital Investment Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, cash flows, changes in net assets and financial highlights as of and for the year ended December 31, 2017, of the Company and our report dated March 7, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

March 7, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2018 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2017 and is incorporated herein by reference.

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

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (2)

4.1	Form of Stock Certificate of the Registrant (3)

10.1*	Investment Management Agreement between the Registrant and BlackRock Capital Investment Advisors, LLC

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (4)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (3)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (4)

10.7

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 as amended and restated as of March 27, 2014 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (7)

10.8	Indenture dated February 19, 2013 relating to the 5.50% Convertible Senior Notes due 2018 (6)

10.9	Form of Global Note 5.50% Convertible Senior Note due 2018 (included as part of exhibit 10.8) (6)

10.10	Limited Liability Company Agreement, dated as of June 23, 2016, between the Registrant and Windward Investments LLC (10)

10.11

Second Amendment dated June 5, 2017 to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 as amended and restated as of March 27, 2014, as further amended and restated as of February 19, 2016, as further amended as of August 8, 2016 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (11)

10.12	Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (12)

10.13	First Supplemental Indenture dated as of June 13, 2017 to the Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (12)

10.14	Form of Global Note 5.00% Convertible Senior Note due 2022 (included as part of exhibit 10.13) (12)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (8)

14.2	Code of Ethics and Business Conduct of the Registrant (9)

Number	Description

14.3	Code of Ethics of the Advisor (13)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(4)	Previously filed with the Registrant’s Form 10-K dated as of December 31, 2005
(5)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(6)	Previously filed with the Registrant’s Form 8-K dated as of February 19, 2013.
(7)	Previously filed with the Registrant’s Form 8-K dated as of March 27, 2014.
(8)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(9)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(10)	Previously filed with the Registrant’s Form 8-K dated as of June 29, 2016.
(11)	Previously filed with the Registrant’s Form 8-K dated as of June 5, 2017.
(12)	Previously filed with the Registrant’s Form 8-K dated as of June 13, 2017.
(13)	Previously filed with the Registrant’s Form N-2 under the Securities Act of 1933 (File No. 333-203068), filed on March 27, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 7, 2018

We have served as the Company's auditor since 2005.

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2017	December 31, 2016
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $311,938,762 and $586,176,755)	$261,683,202	$512,308,390
Non-controlled, affiliated investments (cost of $195,354,637 and $112,640,458)	215,779,077	109,342,171
Controlled investments (cost of $321,999,526 and $322,768,014)	280,478,528	309,472,929
Total investments at fair value (cost of $829,292,925 and $1,021,585,227)	757,940,807	931,123,490
Cash and cash equivalents	29,014,645	10,707,834
Receivable for investments sold	1,344,918	449,578
Interest, dividends and fees receivable	8,342,780	10,750,723
Prepaid expenses and other assets	3,236,819	4,035,866
Total Assets	$799,879,969	$957,067,491
Liabilities
Debt (net of deferred financing costs of $4,209,445 and $1,054,266)	$206,661,272	$335,667,906
Interest and credit facility fees payable	1,820,971	3,280,961
Distributions payable	13,152,924	15,262,010
Base management fees payable	3,734,655	4,860,614
Payable for investments purchased	479,297	—
Accrued administrative services	114,995	—
Other accrued expenses and payables	2,815,923	1,675,631
Total Liabilities	228,780,037	360,747,122
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,723,764 and 77,228,207 issued and 72,946,910 and 72,676,242 outstanding	77,723	77,228
Paid-in capital in excess of par	858,087,822	877,300,709
Undistributed / (Distributions in excess of) net investment income	(13,918,838)	(7,965,655)
Accumulated net realized loss on investments and extinguishment of debt	(162,723,790)	(144,527,577)
Net unrealized appreciation (depreciation), net of tax	(72,688,483)	(92,261,515)
Treasury stock at cost, 4,776,854 and 4,551,965 shares held	(37,734,502)	(36,302,821)
Total Net Assets	571,099,932	596,320,369
Total Liabilities and Net Assets	$799,879,969	$957,067,491
Net Asset Value Per Share	$7.83	$8.21

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$42,597,334	$67,604,463	$89,080,256
PIK interest income	3,340,360	8,712,063	5,495,545
Cash dividend income	404,780	—	220,379
PIK dividend income	65,944	774,235	793,581
Fee income	3,213,513	7,780,567	5,247,708
Total investment income from non-controlled, non-affiliated investments	49,621,931	84,871,328	100,837,469
Non-controlled, affiliated investments:
Cash interest income	10,540,239	5,946,132	5,832,038
PIK interest income	4,054,626	—	—
PIK dividend income	2,997,385	1,869,769	1,633,135
Fee income	506,632	—	—
Total investment income from non-controlled, affiliated investments	18,098,882	7,815,901	7,465,173
Controlled investments:
Cash interest income	18,714,928	19,769,917	17,772,177
PIK interest income	1,463,401	24,885	130,138
Cash dividend income	8,814,639	2,944,334	2,224,204
PIK dividend income	—	621,650	653,413
Fee income	25,000	262,372	328,033
Total investment income from controlled investments	29,017,968	23,623,158	21,107,965
Other income	590,429	1,100,000	—
Total investment income	97,329,210	117,410,387	129,410,607
Expenses:
Base management fees	16,391,532	21,460,909	24,678,087
Legal settlement	—	17,500,000	—
Incentive management fees	7,980,098	—	(3,189,459)
Interest and credit facility fees	18,205,912	16,661,674	24,290,518
Professional fees	2,708,262	2,544,235	2,081,220
Administrative services	1,039,221	1,304,172	1,614,561
Director fees	668,500	706,500	698,500
Investment advisor expenses	350,004	350,004	798,139
Other	2,874,087	2,846,328	3,247,998
Total expenses, before incentive management fee waiver	50,217,616	63,373,822	54,219,564
Incentive management fee waiver (See Note 3)	(7,980,098)	—	—
Expenses, net of incentive management fee waiver	42,237,518	63,373,822	54,219,564
Net Investment Income	55,091,692	54,036,565	75,191,043

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(54,814,358)	(83,048,145)	28,721,448
Non-controlled, affiliated investments	—	—	121,381,408
Controlled investments	2,375,534	(1,532,024)	(27,845,330)
Net realized gain (loss)	(52,438,824)	(84,580,169)	122,257,526
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	23,612,802	(25,979,691)	(66,265,415)
Non-controlled, affiliated investments	23,722,730	(6,008,885)	(114,059,303)
Controlled investments	(28,225,914)	(21,967,719)	22,751,536
Foreign currency translation	463,413	207,975	(1,250,303)
Net change in unrealized appreciation (depreciation)	19,573,031	(53,748,320)	(158,823,485)
Net realized and unrealized gain (loss)	(32,865,793)	(138,328,489)	(36,565,959)
Realized losses on extinguishment of debt (See Note 7)	(1,323,442)	—	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,902,457	$(84,291,924)	$38,625,084
Net Investment Income Per Share—basic	$0.75	$0.74	$1.01
Earnings (Loss) Per Share—basic	$0.29	$(1.16)	$0.52
Average Shares Outstanding—basic	72,983,354	72,757,978	74,576,277
Net Investment Income Per Share—diluted	$0.73	$0.74	$0.97
Earnings (Loss) Per Share—diluted	$0.29	$(1.16)	$0.52
Average Shares Outstanding—diluted (for Net Investment Income only)	90,927,689	82,654,705	84,473,005
Distributions Declared Per Share	$0.72	$0.84	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	December 31, 2017	December 31, 2016	December 31, 2015
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$55,091,692	$54,036,565	$75,191,043
Net realized gain (loss)	(52,438,824)	(84,580,169)	122,257,526
Net change in unrealized appreciation (depreciation)	19,573,031	(53,748,320)	(158,823,485)
Realized losses on extinguishment of debt	(1,323,442)	—	—
Net increase (decrease) in net assets resulting from operations	20,902,457	(84,291,924)	38,625,084
Distributions to Stockholders from(1):
Net investment income	(52,535,464)	(61,007,062)	(59,806,876)
Distributions in excess of net investment income	—	—	(2,799,461)
Tax return of capital	—	—	—
Total distributions	(52,535,464)	(61,007,062)	(62,606,337)
Capital Share Transactions:
Reinvestment of distributions	3,506,620	3,959,945	3,700,331
Issuance of convertible notes	4,337,631	—	—
Purchases of treasury stock	(1,431,681)	(16,093,205)	(7,925,631)
Net increase (decrease) in net assets resulting from capital share transactions	6,412,570	(12,133,260)	(4,225,300)
Total Increase (Decrease) in Net Assets	(25,220,437)	(157,432,246)	(28,206,553)
Net assets at beginning of year	596,320,369	753,752,615	781,959,168
Net assets at end of year	$571,099,932	$596,320,369	$753,752,615
Capital Share Activity:
Shares issued from reinvestment of distributions	495,557	481,124	440,846
Purchases of treasury stock	(224,889)	(1,904,064)	(889,286)
Net increase (decrease) in shares outstanding	270,668	(1,422,940)	(448,440)
(1)	Distributions for annual periods determined in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	December 31, 2017	December 31, 2016	December 31, 2015
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$20,902,457	$(84,291,924)	$38,625,084
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(11,985,336)	(13,726,015)	(8,705,812)
Net amortization on investments	(3,535,612)	(4,563,399)	(3,718,531)
Amortization of debt issuance costs	2,055,354	1,640,654	2,081,949
Net change in unrealized (appreciation) depreciation on investments	(19,109,618)	53,956,295	157,573,182
Net change in unrealized (appreciation) depreciation on foreign currency translation	(463,413)	(207,975)	1,250,303
Net realized (gain) loss on investments	52,438,824	84,580,169	(122,257,526)
Realized losses on extinguishment of debt	1,323,442	—	—
Changes in operating assets:
Purchase of investments	(229,881,402)	(313,451,428)	(301,490,318)
Proceeds from disposition of investments	386,382,563	377,154,842	417,736,483
Change in receivable for investments sold	(30,039)	949,318	8,951,361
Change in interest, dividends and fees receivable	879,320	4,548,716	(1,755,523)
Change in prepaid expenses and other assets	799,047	4,281	5,880,457
Changes in operating liabilities:
Change in payable for investments purchased	479,297	—	—
Change in interest and credit facility fees payable	(1,459,990)	(4,883,731)	(53,757)
Change in base management fees payable	(1,125,959)	(1,125,841)	237,236
Change in incentive management fees payable	—	—	(37,507,592)
Change in accrued administrative services	114,995	(219,917)	(21,583)
Change in other accrued expenses and payables	1,140,292	(107,019)	(366,511)
Net cash provided by (used in) operating activities	198,924,222	100,257,026	156,458,902
Financing Activities:
Distributions paid in cash	(51,137,931)	(57,345,936)	(59,000,183)
Proceeds from debt	338,405,657	430,475,749	238,554,938
Repayments of debt	(470,791,087)	(459,000,000)	(326,000,000)
Issuance of convertible notes	4,337,631	—	—
Purchase of treasury stock	(1,431,681)	(16,093,205)	(7,925,631)
Net cash provided by (used in) financing activities	(180,617,411)	(101,963,392)	(154,370,876)
Net increase (decrease) in cash and cash equivalents	18,306,811	(1,706,366)	2,088,026
Cash and cash equivalents, beginning of period	10,707,834	12,414,200	10,326,174
Cash and cash equivalents, end of period	$29,014,645	$10,707,834	$12,414,200
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$15,826,644	$18,600,732	$20,891,371
Taxes	$181,996	$354,829	$612,338
Non-cash activities:
Interest and dividends receivable — PIK	$1,528,623	$(1,767,690)	$1,642,806
Distributions reinvested	$3,506,620	$3,959,945	$3,700,331

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2017

Portfolio Company(u)	Industry(w)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—4.07%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)	Capital Equipment	18.34% (L + 700, 1.00% Floor Cash / 10.00% PIK)	10/4/23	$5,928,929	$2,181,306	$1,488,161
AGY Holding Corp., Second Lien(f)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/18	21,762,500	21,591,977	21,762,500
Total Senior Secured Notes					23,773,283	23,250,661
Unsecured Debt—16.68%
CB-HDT Holdings, Inc.(d)(g)(j)	Aerospace & Defense	12.00% PIK	12/15/19	5,030,667	5,030,667	5,030,667
Gordon Brothers Finance Company(g)(q)	Finance	12.38% (L + 1100, 1.00% Floor)	10/31/21	83,105,886	83,105,886	83,105,886
SVP Worldwide Ltd.(d)(h)(k)(s)(t)	Consumer Goods: Durable	18.00% (2.50% Cash / 13.50% PIK)	6/27/18	64,819,604	57,657,319	7,130,156
Total Unsecured Debt					145,793,872	95,266,709
Subordinated Debt—5.18%
First Boston Construction Holdings, LLC(d)(g)(k)	Finance	12.00%	12/31/20	29,600,000	29,600,000	29,600,000
Total Subordinated Debt					29,600,000	29,600,000
Senior Secured Loans—70.78%(e)
Advanced Lighting Technologies, Inc., First Lien(f)(j)	Capital Equipment	8.89% (L+ 750, 1.00% Floor)	10/4/22	5,193,160	5,093,265	5,193,161
AGY Holding Corp., First Lien(f)	Chemicals, Plastics, & Rubber	12.00%	9/15/18	24,021,390	24,021,390	24,021,390
Bankruptcy Management Solutions, Inc., First Lien	Services: Business	7.07% (L+ 550)	3/31/22	16,872,500	16,872,500	16,872,500
JLL Pioneer Inc., Second Lien	Construction & Building	9.83% (L + 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.57% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,907,875	13,000,000
MBS Group Holdings Inc., First Lien(d)(g)(s)	Services: Business	9.00% PIK	6/30/20	41,850,930	40,910,000	15,104,674
MBS OpCo LLC, First Lien(f)	Services: Business	10.57% (L + 900, 1.00% Floor)	12/29/22	15,000,000	15,000,000	15,000,000
Midwest Physician Administrative Services, LLC, Second Lien	Healthcare & Pharmaceuticals	8.42% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,856,790	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2017

Portfolio Company(u)	Industry(w)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	11.40% (L + 1000, 1.00% Floor)	6/9/23	$25,000,000	$24,900,151	$25,000,000
Pathway Partners Vet Management Company, LLC, Second Lien	Services: Consumer	9.57%(L + 800, 1.00% Floor)	10/10/25	13,888,889	13,753,620	13,750,000
Pomeroy Group LLC, Second Lien	Services: Business	11.48% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,131,236	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.57% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,866,165	32,000,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	23,050,000	23,050,000	16,135,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	11.07% (L + 950, 1.00% Floor)	7/28/22	25,000,000	24,648,150	25,000,000
U.S. Well Services, LLC, Revolver(f)	Energy: Oil & Gas	7.35% (L + 600, 1.00% Floor)	2/2/22	7,924,583	7,924,583	7,924,583
U.S. Well Services, LLC, First Lien(d)(f)	Energy: Oil & Gas	12.35% (L + 1100, 1.00% Floor PIK)	2/2/22	32,457,904	32,457,904	32,457,904
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	10.57% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	13.57% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,958,791
VetCor Professional Practices LLC, First Lien	Services: Consumer	7.69% (L + 600, 1.00% Floor)	4/20/21	7,000,000	7,000,000	7,000,000
Westmoreland Resource Partners, LP (Oxford Mining Company, LLC), First Lien(d)	Metals & Mining	13.07% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	26,502,887	26,502,887	25,840,315
Total Senior Secured Loans					436,467,704	404,219,616
Preferred Stock—10.44%
Advantage Insurance Inc.(d)(f)(j)	Insurance	8.00% PIK		750,000	10,349,184	9,495,000
CB-HDT Holdings, Inc., Series L(c)(g)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(g)(q)	Finance	13.50%		20,497	20,497,135	20,497,135
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)(f)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	10,321,608	14,630,321
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—
Total Preferred Stock					56,167,927	59,622,456

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2017

Portfolio Company(u)	Industry(w)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—2.84%(c)
Advanced Lighting Technologies, Inc.(f)	Capital Equipment			149,717	$—	$—
CB-HDT Holdings, Inc., Series A(g)	Aerospace & Defense			744,723	7,447,230	5,608,529
Gordon Brothers Finance Company(g)(q)	Finance			10,598	10,598,300	10,598,300
KAGY Holding Company, Inc. (AGY Holding Corp.)(f)	Chemicals, Plastics, & Rubber			3,131,292	—	—
MBS Group Holdings Inc.(g)(p)	Services: Business			8,500	1,000	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,982,711	—
Total Common Stock					25,029,241	16,206,829
Limited Partnership/Limited Liability Company Interests—22.73%
BCIC Senior Loan Partners, LLC(g)(j)(k)(r)	Finance			72,376,597	72,376,597	72,376,597
ECI Cayman Holdings, LP(c)(h)(j)(k)	High Tech Industries			3,189	1,299,542	3,584,744
ETX Energy, LLC(c)(f)(o)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)(f)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(g)(k)	Finance			7,400,000	7,400,000	7,421,740
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	5,487
MBS Parent, LLC(c)(f)(v)	Services: Business			546	500,000	500,000
U.S. Well Services, LLC, Class A(c)(f)(j)(l)	Energy: Oil & Gas			19,582,356	11,980,712	28,370,328
U.S. Well Services, LLC, Class B(c)(f)(j)(l)	Energy: Oil & Gas			7,157,374	4,378,964	2,052,153
U.S. Well Services, LLC, Class D(c)(f)(j)(l)	Energy: Oil & Gas			8,085	4,946	1,683,267
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	13,780,220
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					111,766,448	129,774,536

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2017

Portfolio Company(u)	Industry(w)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.0%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Capital Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					694,450	—
TOTAL INVESTMENTS—132.72%					$829,292,925	$757,940,807
OTHER ASSETS & LIABILITIES (NET)—(32.72)%						(186,840,875)
NET ASSETS—100.0%						$571,099,932

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at December 31, 2017.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 78.9% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 94.7% of such senior secured loans have floors of 0.75% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2017 of all contracts within the specified loan facility.

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
(j)

Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 25.5% of the Company’s net assets at December 31, 2017.

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

(q)

This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the years ending December 31, 2017 and 2016 is shown below:

	Year ended December 31, 2017	Year ended December 31, 2016
($ in millions)
Total assets	$461.9	$412.8
Total senior debt	$302.5	$248.9
Total revenue	$46.8	$31.4
Net change in owners’ equity resulting from operations	$(4.9)	$(7.5)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(1.1)	$(4.7)
Provision for loan loss reserves	$1.0	$0.5

Note: Balance sheet amounts are as of period end

(r)

This investment is deemed significant under Regulation S-X Rule 4-08(g). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC for the year ended December 31, 2017 and the period June 23, 2016 through December 31, 2016.

(s)

Non-accrual status at December 31, 2017 and therefore non-income producing. At December 31, 2017, the aggregate fair value and amortized cost on non-accrual status represents 4.0% and 15.5% of the Company’s debt investments, respectively.

(t)	All-in rate includes default interest.
(u)

Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (See Note 10). The accompanying notes are an integral part of these consolidated financial statements.

(v)

The Company is the sole stockholder of MBS Group Holdings Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of MBS Parent, LLC and thus a non-controlled, affiliated investment.

(w)	Unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2017
Non-controlled, Affiliated Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$—	$2,181,306	$—	$(693,145)	$1,488,161		$—	$116,531	$—	$—
Senior Secured Loan, First Lien	—	5,106,280	(13,015)	99,896	5,193,161		—	113,661	156,716	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	8,130,000	766,607	—	598,393	9,495,000		—	—	—	766,606
AGY Holding Corp.:
Senior Secured Note, Second Lien	21,109,625	195,113	—	457,762	21,762,500		—	2,695,382	—	—
Senior Secured Loan, First Lien	24,021,390	—	—	—	24,021,390		—	2,914,595	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	6,422,056	2,230,775	—	5,977,490	14,630,321		—	—	—	2,230,779
Common Stock	—	—	—	—	—		—	—	—	—
ETX Energy, LLC:
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
ETX Energy Management Company, LLC:
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
MBS OpCo LLC:
Senior Secured Loan, First Lien	—	15,000,000	—	—	15,000,000		—	—	—	—
MBS Parent, LLC:
Limited Liability Co. Interest	—	500,000	—	—	500,000		—	—	—	—
U.S. Well Services, LLC:
Revolver	—	7,924,583	—	—	7,924,583	†	—	391,109	349,916	—
Senior Secured Loan, First Lien	—	32,457,904	—	—	32,457,904	†	—	4,054,626	—	—
Limited Liability Co. Interest, Class A	—	11,980,712	—	16,389,616	28,370,328	†	—	—	—	—
Limited Liability Co. Interest, Class B	—	4,378,964	—	(2,326,811)	2,052,153	†	—	—	—	—
Limited Liability Co. Interest, Class D	—	4,947	—	1,678,320	1,683,267	†	—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	—	22,461,298		—	2,302,033	—	—
Senior Secured Loan, Second Lien	15,109,890	—	—	(151,099)	14,958,791		—	2,006,928	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	12,087,912	—	—	1,692,308	13,780,220		—	—	—	—
Totals	$109,342,171	$82,727,191	$(13,015)	$23,722,730	$215,779,077		$—	$14,594,865	$506,632	$2,997,385

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

†	Investment moved into the non-controlled, affiliated category from the non-controlled, non-affiliated category.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2017 represents 37.8% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

							For the Year Ended December 31, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$736,685	$3,806	$(736,685)	$(3,806)	$—	†	$—	$12,002	$25,000	$—
Senior Secured Loan, First Lien, B	11,271,747	623,357	(11,271,747)	(623,357)	—	†	—	818,420	—	—
Common Stock	19,586,856	—	(16,654,505)	(2,932,351)	—	†	3,369,689	—	—	—
Warrants	117,358	—	(1,186,138)	1,068,780	—	†	(994,155)	—	—	—
BCIC Senior Loan Partners, LLC									—
Limited Liability Co. Interest	41,675,575	29,850,501	—	850,521	72,376,597		—	—	—	4,981,997
CB-HDT Holdings, Inc.:
Unsecured Debt	4,477,360	553,307	—	—	5,030,667		—	553,400	—	—
Preferred Stock	15,000,000	—	—	—	15,000,000		—	—	—	—
Common Stock	7,447,230	—	—	(1,838,701)	5,608,529		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	28,800,000	800,000	—	—	29,600,000		—	3,543,734	—	—
Limited Liability Co. Interest	7,544,001	200,000	—	(322,261)	7,421,740		—	—	—	1,027,097
Gordon Brothers Finance Company:
Unsecured Debt	87,429,682	22,148,424	(26,472,220)	—	83,105,886		—	10,172,890	—	—
Preferred Stock	20,497,135	—	—	—	20,497,135		—	—	—	2,805,545
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan	40,000,000	910,000	—	(25,805,326)	15,104,674		—	2,750,930	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan	14,291,000	—	—	1,844,000	16,135,000		—	2,326,953	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	486,793	(23,380)	(463,413)	—		—	—	—	—
Totals	$309,472,929	$55,576,188	$(56,344,675)	$(28,225,914)	$280,478,528		$2,375,534	$20,178,329	$25,000	$8,814,639

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

†	Investment no longer held as of December 31, 2017.

The aggregate fair value of controlled investments at December 31, 2017 represents 49.1% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company(t)	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Red Apple Stores Inc., Second Lien(h)(i)(l)	Retail	10.00%	7/24/20	$23,050,000	$23,050,000	$14,291,000
Shoreline Energy LLC, Second Lien(e)(q)(s)	Energy: Oil & Gas	16.00% (Base + 825, 2.25% Floor Cash / 2.00% PIK)	3/30/19	28,240,003	27,236,933	—
SOURCEHOV, LLC, First Lien	Services: Business	7.75% (L + 675, 1.00% Floor)	10/31/19	4,593,750	4,515,865	4,065,468
SOURCEHOV, LLC, Second Lien	Services: Business	11.50% (L + 1050, 1.00% Floor)	4/30/20	5,000,000	4,877,098	3,250,000
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	10.50% (L + 950,1.00% Floor)	7/28/22	25,000,000	24,571,248	25,000,000
U.S. Anesthesia Partners, Inc., Second Lien	Healthcare & Pharmaceuticals	10.25% (L + 925, 1.00% Floor)	9/24/20	20,000,000	19,685,726	20,000,000
U.S. Well Services, LLC, First Lien(q)(s)	Energy: Oil & Gas	14.11% (L + 1150, 0.50% Floor PIK)	5/2/19	50,083,741	50,083,741	43,572,855
Vertellus Holdings LLC, First Lien(g)	Chemicals, Plastics, & Rubber	10.00% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(g)	Chemicals, Plastics, & Rubber	13.00% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	15,109,890
Water Pik, Inc., Second Lien	Consumer Goods: Durable	9.75% (L + 875, 1.00% Floor)	1/8/21	33,882,271	33,407,686	33,882,271
Total Senior Secured Loans					589,950,404	548,515,315
Preferred Stock—9.7%
Advantage Insurance Inc.(g)(k)(q)	Insurance	8.00% PIK		750,000	9,582,578	8,130,000
CB-HDT Holdings, Inc., Series L(d)(h)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(h)(r)	Finance	13.50%		20,497	20,497,135	20,497,135
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)(q)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	8,090,828	6,422,056
Red Apple Stores Inc.(d)(h)(i)(l)	Retail			6,806,383	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company(t)	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
USI Senior Holdings, Inc. (United Subcontractors)(d)	Construction & Building			260,798	$5,374,318	$7,823,936
Total Preferred Stock					58,544,859	57,873,127
Common Stock—6.3%(d)
Bankruptcy Management Solutions, Inc.(h)	Services: Business			370,122	16,654,505	19,586,856
CB-HDT Holdings, Inc., Series A(h)	Aerospace & Defense			744,723	7,447,230	7,447,230
Gordon Brothers Finance Company(h)(r)	Finance			10,598	10,598,300	10,598,300
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	—	—
MBS Group Holdings Inc.(h)(p)	Services: Business			8,500	1,000	—
Red Apple Stores Inc.(h)(i)(j)(l)	Retail			8,756,859	6,519,298	—
Total Common Stock					41,220,333	37,632,386
Limited Partnership/Limited Liability Company Interests—11.3%
BCIC Senior Loan Partners, LLC(h)(k)(l)	Finance			42,526,097	42,526,097	41,675,575
ECI Cayman Holdings, LP(d)(i)(k)(l)	High Tech Industries			3,189	2,238,811	2,842,546
ETX Energy, LLC(d)(g)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(d)(g)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(h)(l)	Finance			7,200,000	7,200,000	7,544,001
Higginbotham Investment Holdings, LLC(d)	Insurance			1,163	239,245	1,418,348
Loar Group LLC(d)	Aerospace & Defense			1,500,000	1,500,000	1,683,878
Marsico Holdings, LLC(d)(k)	Finance			91,445	1,848,077	5,487
U.S. Well Services, LLC(k)(m)(q)	Energy: Oil & Gas	8.00% PIK		8,085	9,572,495	—
V Global Holdings LLC(d)(g)(o)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	12,087,912
Westward Dough Holdings, LLC, Class D(d)(n)	Beverage, Food, & Tobacco			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					77,102,335	67,257,747
Equity Warrants/Options—0.0%(d)
Bankruptcy Management Solutions, Inc., Tranche A(h)	Services: Business		expire 6/27/18	28,464	375,040	117,358

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2016

Portfolio Company(t)	Industry(a)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(b)	Fair Value(c)
Bankruptcy Management Solutions, Inc., Tranche B(h)	Services: Business		expire 6/27/19	30,654	$342,295	$—
Bankruptcy Management Solutions, Inc., Tranche C(h)	Services: Business		expire 6/27/20	45,981	468,803	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(k)	Finance		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					1,880,588	117,358
TOTAL INVESTMENTS—156.1%					$1,021,585,227	$931,123,490
OTHER ASSETS & LIABILITIES (NET)—(56.1)%						(334,803,121)
NET ASSETS—100.0%						$596,320,369

(a)	Unaudited
(b)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(c)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(d)	Non-income producing equity securities at December 31, 2016.
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

†	Investment no longer held at December 31, 2016.
††	Investment moved into the controlled category from the non-controlled, non-affiliated category.

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

Basis of Presentation

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2017. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

At December 31, 2017, the Company had a net capital loss carryforward of $140,699,214, which can be used to offset future capital gains. If not utilized against future gains, $32,937,589 of this amount is due to expire on December 31, 2018.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the new standard effective on January 1, 2018 using the modified retrospective method. Furthermore, the Company has reached conclusions on key accounting assessments, including identification of performance obligations, and evaluation of existing contracts and revenue streams for potential changes in the amount and timing of revenue recognition. As a result of this analysis, substantially all revenue streams are excluded from the scope of the new standard and the adoption of the standard has no material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016‑02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amends and clarifies the current guidance to reduce diversity in practice of the classification of certain cash receipts and payments in the statement of cash flows. The Company is currently evaluating the impact of adopting ASU 2016-15, which is effective for the Company on January 1, 2018 with early adoption permitted. The Company must apply the guidance retrospectively to all periods presented. The impact of the adoption of this new accounting standard on the Company’s consolidated financial statements is not expected to be material.

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

The investment management agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement was in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of investment management agreement in November 2017.

For the years ended December 31, 2017, 2016 and 2015, the Company incurred $16,391,532, $21,460,909 and $24,678,087, respectively, in base management fees under the Management Agreement.

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

The Advisor will be entitled to receive the Incentive Fee if the performance exceeds a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2017 and 2016 was determined by reference to the four quarter periods ended on December 31, 2017 and 2016, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

The hurdle rate for each measurement period is 2.0% multiplied by net asset values at the beginning of each calendar quarter during the measurement period, calculated after giving effect to any distributions that occurred during the measurement period. A portion of the Incentive Fee is based on income and a portion is based on capital gains. Each portion of the Incentive Fee is described below.

(i)	Quarterly Incentive Fee Based on Income Until March 6, 2017

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

For the period from January 1, 2017 through March 6, 2017, the Advisor did not earn Incentive Fees based on income from the Company. For the years ended December 31, 2016 and 2015, the Company incurred zero and $11,061 in Incentive Fees based on income, respectively.

(ii)	Annual Incentive Fee Based on Capital Gains Until March 6, 2017

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

(iii)	Calculation of Incentive Fee

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, for the annual period ended June 30, 2017, 2016 and 2015 was zero. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2017, 2016 and 2015 resulted in a capital gains Incentive Fee (reversal)/accrual of zero, zero and $(3,200,520), respectively. The Company did not have total cumulative accrued balance at December 31, 2017, 2016 and 2015, respectively.

(iv)	Calculation of Capital Gains

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

Incentive Management Fee After March 6, 2017

(i)	Quarterly Incentive Fee Based on Income After March 6, 2017

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

For the period after March 6, 2017 to December 31, 2017, the Advisor earned $7,980,098 in Incentive Fees based on income from the Company.

On March 7, 2017, the Advisor, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income for the period after March 6, 2017 to December 31, 2017 is $7,980,098, resulting in no net Incentive Fees based on income earned by the Company.

(ii)	Annual Incentive Fee Based on Capital Gains After March 6, 2017

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

The capital gains Incentive Fee due to the Advisor as calculated under the investment management agreement as described above, at December 31, 2017, resulted in no capital gains incentive fee accrual. The total cumulative accrued balance at December 31, 2017 was zero.

(iii)	Calculation of Incentive Fee

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

(iv)	Calculation of Capital Gains

Capital gains and losses are calculated using the proceeds received and either (i) fair market value at the beginning of the Annual Period or (ii) cost for investments acquired during the Annual Period. In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

Advisor Reimbursements

The Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. For the years ended December 31, 2017, 2016 and 2015, we incurred $350,004, $350,004 and $798,139, respectively, for such investment advisor expenses under the Management Agreement.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor for such purposes for the years ended December 31, 2017 and 2016 were $182,767 and $5,921, respectively. Reimbursements to both the Previous Advisor and the Advisor for such purposes for the year ended December 31, 2015 was $278,975.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and its respective staffs. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $1,039,221, $1,304,172 and $1,614,561, respectively, for administrative services expenses payable to the Administrator under the administration agreement.

Advisor Stock Transactions

Effective upon completion of the Transaction, the Advisor assumed the role as investment advisor to the Company. The Advisor did not own any shares of the Company at December 31, 2017 and 2016.

At December 31, 2017, 2016 and 2015, other entities affiliated with the Administrator and Advisor beneficially owned approximately 462,000, 490,000 and 327,000 shares, respectively, of the Company’s common stock, representing approximately 0.6%, 0.7% and 0.4% of the total shares outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Earnings (Loss) per share—basic:
Net increase (decrease) in net assets resulting from operations	$20,902,457	$(84,291,924)	$38,625,084
Weighted average shares outstanding—basic	72,983,354	72,757,978	74,576,277
Earnings (Loss) per share—basic:	$0.29	$(1.16)	$0.52
Earnings (Loss) per share—diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$20,902,457	$(84,291,924)	$38,625,084
Adjustments for interest on unsecured convertible senior notes	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$20,902,457	$(84,291,924)	$38,625,084
Weighted average shares outstanding—diluted(1)	72,983,354	72,757,978	74,576,277
Earnings (Loss) per share—diluted:	$0.29	$(1.16)	$0.52

(1)

Due to a net decrease in net assets from operations for the 2016 period, no incremental shares were included because the effect would be antidilutive. Additionally, no incremental shares were included for the 2015 and 2017 periods, as the effect of unsecured senior convertible notes would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2017, 2016 and 2015 totaled $243,395,361, $325,409,753 and $311,838,936, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2017, 2016 and 2015 totaled $386,382,563, $377,154,842 and $417,736,483, respectively.

At December 31, 2017, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$23,773,283	$23,250,661
Unsecured debt	145,793,872	95,266,709
Subordinated debt	29,600,000	29,600,000
Senior secured loans:
First lien	241,151,702	214,875,825
Second/other priority lien	195,316,002	189,343,791
Total senior secured loans	436,467,704	404,219,616
Preferred stock	56,167,927	59,622,456
Common stock	25,029,241	16,206,829
Limited partnership/limited liability company interests	111,766,448	129,774,536
Equity warrants/options	694,450	—
Total investments	$829,292,925	$757,940,807

At December 31, 2016, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$76,916,677	$63,609,625
Unsecured debt	147,170,031	127,317,932
Subordinated debt	28,800,000	28,800,000
Senior secured loans:
First lien	295,899,093	289,982,154
Second/other priority lien	294,051,311	258,533,161
Total senior secured loans	589,950,404	548,515,315
Preferred stock	58,544,859	57,873,127
Common stock	41,220,333	37,632,386
Limited partnership/limited liability company interests	77,102,335	67,257,747
Equity warrants/options	1,880,588	117,358
Total investments	$1,021,585,227	$931,123,490

Industry Composition

The industry composition of the portfolio, at fair value, at December 31, 2017 and 2016 was as follows:

	December 31,
Industry	2017	2016
Finance	29.5%	21.1%
Chemicals, Plastics, & Rubber	16.3	12.3
Services: Business	9.9	11.4
Energy: Oil & Gas	9.6	4.7
Services: Consumer	7.0	3.4
Retail	6.1	4.8
Healthcare & Pharmaceuticals	5.3	6.9
Metals & Mining	3.4	2.8
Aerospace & Defense	3.4	4.7
Containers, Packaging, & Glass	3.3	2.1
Construction & Building	2.6	3.0
Insurance	1.3	5.1
Consumer Goods: Durable	0.9	7.4
Capital Equipment	0.9	0.5
High Tech Industries	0.5	0.3
Environmental Industries	0.0	6.0
Media: Advertising, Printing & Publishing	0.0	3.5
Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2017 was United States 96.5%, Canada 2.1%, Bermuda 0.9%, and the Cayman Islands 0.5%, and at December 31, 2016 was United States 94.4%, Bermuda 3.8%, Canada 1.5% and the Cayman Islands 0.3%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $100.0 million of equity to Senior Loan Partners, with the Company providing $85.0 million and Windward providing $15.0 million. As of December 31, 2017, Senior Loan Partners had called and received $85.1 million of combined equity capital, of which the Company funded $72.3 million and Windward funded $12.8 million. As of December 31, 2017, Senior Loan Partners had received $1.4 million of contributions in advance from Windward, which is recorded as a liability in Senior Loan Partners’ Consolidated Statements of Assets and Liabilities, as shown in the selected balance sheet information below. As a result, remaining commitments from the Company and Windward as of December 31, 2017 were $12.7 million and $2.2 million, respectively. Capital contributions have been used to make investments and to fund certain start-up expenses and ongoing administrative expenses of Senior Loan Partners.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements thereunder as of December 31, 2017.

As of December 31, 2017, $146.9 million was drawn on the Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the remaining amount available was $53.1 million. The average outstanding debt balances for the year ended December 2017 and the period June 23, 2016 through December 31, 2016 were $85.9 million and $1.4 million, respectively, and the maximum amounts borrowed were $146.9 million and $7.0 million, respectively. For the year ended December 2017 and the period June 23, 2016 through December 31, 2016, $4.2 million and $0.8 million of interest expenses and other debt related expenses were incurred under the Senior Facility.

As of December 31, 2017 and 2016, Senior Loan Partners had total investments at fair value of $219.2 million and $53.2 million respectively, comprised of senior secured first lien loans, delayed draw term loans and revolving loans to a total of twenty borrowers and six borrowers, respectively. As of December 31, 2017 and 2016, none of these loans were on non-accrual status. Proceeds from investment sales, prepayments or exits for the year ended December 31, 2017 and the period from June 23, 2016 through December 31, 2016 were $32.6 million and $0.5 million, respectively. Additionally, as of December 31, 2017 and 2016, Senior Loan Partners had unfunded commitments to four borrowers and one borrower, respectively, totaling $6.3 million and $1.5 million, respectively. The weighted average yields of the portfolio at cost basis as of December 31, 2017 and 2016 were 6.77% and 6.68%, respectively.

Below is a summary of Senior Loan Partners’ portfolio as of December 31, 2017:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
Accruent, LLC, First Lien Term Loan	High Tech Industries	6.13% (L + 475, 1.00% Floor)	7/28/23	$5,727,689	$5,700,622	$5,699,050
Accruent, LLC, Delayed Draw Term Loan	High Tech Industries	6.14% (L + 475, 1.00% Floor)	7/28/23	9,237,075	9,193,613	9,190,890
Alaska Communications Systems Holdings, Inc. First Lien Term Loan A-1	Telecommunications	6.57% (L + 500, 1.00% Floor)	3/13/22	2,962,500	2,962,500	2,947,688
Alaska Communications Systems Holdings, Inc. First Lien Term Loan A-2	Telecommunications	8.57% (L + 700, 1.00% Floor)	3/13/23	4,987,500	4,987,500	4,962,563
AP Exhaust Acquisition, LLC, First Lien Term Loan	Automotive	6.41% (L + 500, 1.00% Floor)	5/10/24	13,681,250	13,431,524	13,407,625
AP Gaming I, LLC, First Lien Term Loan	Hotel, Gaming, & Leisure	7.07% (L + 550, 1.00% Floor)	2/15/24	11,446,241	11,423,311	11,446,241
AP Plastics Group, LLC, First Lien Term Loan B	Chemicals, Plastics, & Rubber	7.63% (L + 625, 1.00% Floor)	8/1/22	10,858,882	10,780,584	10,858,882
BARBRI, Inc., First Lien Term Loan	Services: Consumer	5.73% (L + 425, 1.00% Floor)	12/1/23	12,500,000	12,438,158	12,438,158
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging & Glass	6.32% (L + 475, 1.00% Floor)	8/26/22	8,197,827	8,126,673	8,197,827
ENC Holding Corp., First Lien Term Loan	Transportation: Cargo	8.05% (L + 650, 1.00% Floor)	2/8/23	12,203,195	12,106,102	12,203,195
Entertainment Partners, LLC, First Lien Term Loan	Media: Diversified & Production	7.31% (L + 575, 1.00% Floor)	5/8/23	11,442,500	11,442,500	11,442,500
Edgewood Partners Holdings, LLC, First Lien Term Loan	Insurance	6.19% (L + 475, 1.00% Floor)	9/8/24	10,000,000	9,975,343	9,975,343
Give and Go Prepared Foods Corp., First Lien Term Loan	Beverage, Food & Tobacco	5.70% (L + 425, 1.00% Floor)	7/29/23	11,970,000	11,941,310	11,970,000

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
Golden West Packaging Group LLC, First Lien	Containers, Packaging & Glass	6.82% (L + 525, 1.00% Floor)	6/20/23	$9,950,000	$9,856,332	$9,950,000
Highline Aftermarket Acquisition, LLC, First Lien Term Loan	Automotive	6.00% (L + 425, 1.00% Floor)	3/17/24	9,546,984	9,502,268	9,546,984
MHE Intermediate Holdings, LLC, Delayed Draw Term Loan	Services: Business	6.69% (L + 500, 1.00% Floor)	3/10/24	806,205	798,847	798,143
MHE Intermediate Holdings, LLC, First Lien Term Loan	Services: Business	6.69% (L + 500, 1.00% Floor)	3/10/24	10,323,216	10,229,281	10,219,984
National Spine and Pain Centers, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	6.19% (L + 450, 1.00% Floor)	6/2/24	9,950,000	9,904,038	9,850,500
NSM Sub Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.58% (L + 500, 1.00% Floor)	10/3/22	753,923	753,923	753,923
NSM Sub Holdings Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	6.69% (L + 500, 1.00% Floor)	10/3/22	7,263,630	7,205,543	7,263,630
Pasternack Enterprises, Inc., First Lien Term Loan	Wholesale	6.57% (L + 500, 1.00% Floor)	5/27/22	11,353,532	11,317,097	11,353,532
Pretium Packaging, LLC, First Lien Term Loan	Containers, Packaging & Glass	7.17% (L + 575, 1.00% Floor)	11/14/22	12,406,050	12,297,095	12,375,035
Q Holding Company, First Lien Term Loan B	Chemicals, Plastics, & Rubber	6.69% (L + 500, 1.00% Floor)	12/18/21	9,872,773	9,792,507	9,872,773
Service Logic Acquisition, Inc., First Lien Term Loan	Services: Business	5.94% (L + 425, 1.00% Floor)	7/31/23	12,500,000	12,441,758	12,437,500
Total					$218,608,429	$219,161,966

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2017 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of director’s valuation process described elsewhere herein.

Below is a summary of Senior Loan Partners’ portfolio as of December 31, 2016:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
AP Plastics Group, LLC, First Lien Term Loan B	Chemicals, Plastics, & Rubber	7.25% (L + 625, 1.00% Floor)	8/1/22	$9,975,000	$9,880,863	$9,875,250
Digital Room LLC, First Lien Term Loan	Media: Advertising, Printing & Publishing	7.00% (L + 600, 1.00% Floor)	11/21/22	10,000,000	9,803,472	9,803,472
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging & Glass	5.75% (L + 475, 1.00% Floor)	8/26/22	8,686,957	8,600,904	8,600,904
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging & Glass	7.50% (Base + 375, 2.00% Floor)	8/26/22	39,130	38,743	38,743
NSM Sub Holdings Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	7,337,000	7,266,707	7,337,000
NSM Sub Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	514,280	514,280	514,280
NSM Sub Holdings Corp., Revolving Loan	Healthcare & Pharmaceuticals	6.00% (L + 500, 1.00% Floor)	10/3/22	126,817	126,817	126,817
NSM Sub Holdings Corp., Revolving Loan	Healthcare & Pharmaceuticals	7.75% (Base + 400, 2.00% Floor)	10/3/22	55,900	55,900	55,900
O2 Partners, LLC, First Lien Term Loan	Consumer Goods: Non-Durable	6.00% (L + 500, 1.00% Floor)	10/7/22	9,975,000	9,878,571	9,878,571
Pasternack Enterprises, Inc., First Lien Term Loan	Wholesale	6.00% (L + 500, 1.00% Floor)	5/27/22	6,965,000	6,932,071	6,930,175
Pasternack Enterprises, Inc., First Lien Term Loan	Wholesale	7.75% (Base + 400, 2.00% Floor)	5/27/22	782	782	778
Total					$53,099,110	$53,161,890

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans bear LIBOR floors of 1.00% or base rate floor of 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2016 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of director’s valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of December 31, 2017 and 2016, and for the year ended December 31, 2017 and the period from June 23, 2016 (commencement of operations) through December 31, 2016:

Selected Balance Sheet Information

	December 31, 2017	December 31, 2016
Investments, at fair value (cost of $218,608,429 and $53,099,110)	$219,161,966	$53,161,890
Cash and cash equivalents	13,261,538	2,028,808
Other assets	2,740,328	2,408,343
Total assets	$235,163,832	$57,599,041
Debt	146,880,000	7,020,000
Contributions received in advance	1,427,659	1,195,394
Distribution payable	1,211,787	—
Interest and credit facility fees payable	407,703	84,584
Other accrued expenses and payables	404,006	149,033
Total liabilities	$150,331,155	$8,449,011
Members’ equity	84,832,677	49,150,030
Total liabilities and members’ equity	$235,163,832	$57,599,041

Selected Statement of Operations Information

	For the Year Ended December 31, 2017	For the Period from June 23, 2016* through December 31, 2016
Investment income	$10,775,628	$913,735
Interest and credit facility fees	4,150,437	798,824
Organizational costs	—	726,610
Other fees and expenses	716,834	233,835
Total expenses	$4,867,271	$1,759,269
Net investment income (loss)	$5,908,357	$(845,534)
Unrealized appreciation (depreciation)	$490,757	$62,780
Net increase (decrease) in members' capital	$6,399,114	$(782,754)
*	Commencement of operations

For the year ended December 31, 2017 and for the period from June 23, 2016 through December 31, 2016, the Company’s share of net estimated taxable income from Senior Loan Partners was $5.0 million and $0.1 million, respectively, which amounts are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of December 31, 2017 and 2016, $1.0 million and zero, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2017 and 2016.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2017 and December 31, 2016 represents 0% and 0.02%, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2017 and 2016 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, calculated pursuant to the 1940 Act, is at least 200% after such borrowing. As of December 31, 2017 and 2016, the Company’s asset coverage ratios were 367% and 275%, respectively.

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

The 2022 Convertible Notes are accounted for in accordance with ASC 470-20, Debt – Debt with Conversion and Other Options. The Company has determined that the embedded conversion options in the 2022 Convertible Notes are not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, at the time of issuance the Company estimated separate debt and equity components, and an original issue discount equal to the equity component was recorded in additional paid-in-capital in the accompanying Consolidated Statements of Assets and Liabilities.

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

On September 27, 2017, the Company purchased $59,959,000 in aggregate principal amount of its existing $115,000,000 Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1,015 per $1,000 principal amount of notes purchased, plus accrued and unpaid interest, using borrowings under the Credit Facility and cash on hand. All Convertible Notes purchased in the tender offer were retired and cancelled, and are no longer outstanding under the indenture. The aggregate purchase price of the Convertible Notes was $60,858,385, plus approximately $144,852 of reacquisition costs, for a total reacquisition price of $61,003,237, excluding $384,737 of interest expense. The net carrying amount of the Convertible Notes purchased in the tender offer at the time of purchase was $59,754,389, net of unamortized debt issuance costs and unamortized discount. As such, in accordance with ASC 470-50, Debt – Modifications and Extinguishments, the difference between the reacquisition price and the net carrying amount of the Convertible Notes was recorded in the accompanying Consolidated Statements of Operations as a $1,323,442 loss on extinguishment of debt. On February 15, 2018, the remaining Convertible Notes of $55,041,000 matured and the Company paid the principal and interest in cash.

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

The Company’s outstanding debt as of December 31, 2017 and 2016 was as follows:

	As of
	December 31, 2017					December 31, 2016
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$440,000,000	(2)	$16,000,000	$16,000,000		$440,000,000	(2)	$190,000,000	$190,000,000
Senior Secured Notes	—		—	—		17,000,000		17,000,000	16,973,708	(5)
Convertible Notes	55,041,000		55,041,000	54,994,609	(3)	115,000,000		115,000,000	113,856,080	(4)
2022 Convertible Notes	143,750,000		143,750,000	135,666,663	(7)	—		—	—
Term Loan	—		—	—		15,000,000		15,000,000	14,838,118	(6)
	$638,791,000		$214,791,000	$206,661,272		$587,000,000		$337,000,000	$335,667,906

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of zero and $46,391, respectively, as of December 31, 2017.

(4)

Represents the aggregate principal amount outstanding of the Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $277,828 and $866,092, respectively, as of December 31, 2016.

(5)	Represents the aggregate principal amount outstanding of the Senior Secured Notes less unamortized debt issuance costs of $26,292 at December 31, 2016. No longer outstanding at December 31, 2017.
(6)	Represents the aggregate principal amount outstanding of the Term Loan less unamortized debt issuance costs of $161,882 at December 31, 2016. No longer outstanding at December 31, 2017.
(7)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unaccreted discount initially recorded upon issuance and unamortized debt issuance costs of $3,920,287 and $4,163,050, respectively, as of December 31, 2017.

At December 31, 2017, the Company had $16,000,000 drawn on the Credit Facility as compared to $190,000,000 at December 31, 2016. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount under the Credit Facility was $424,000,000 at December 31, 2017 and $250,000,000 at December 31, 2016.

The Company’s average outstanding debt balance during the years ended December 31, 2017, 2016 and 2015 was $297,575,896, $361,314,732 and $399,882,825, respectively. The maximum amounts borrowed during the years ended December 31, 2017, 2016 and 2015 were $412,247,365, $452,539,653 and $478,285,022, respectively.

Amortization of $2,055,354, $1,640,654 and $2,081,949 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the years ended December 31, 2017, 2016 and 2015 was 5.70%, 4.37% and 5.78%, respectively, exclusive of commitment fees of $1,258,385, $863,479, and $1,161,193, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At December 31, 2017, the Company was in compliance with all covenants required under the Credit Facility, Convertible Notes and 2022 Convertible Notes.

8. Capital stock

During April 2016, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During May 2017, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased, effective July 1, 2017, to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2018 or such time that all of the authorized shares have been repurchased. During the years ended December 31, 2017 and 2016, the Company purchased a total of 224,889 and 1,904,064 shares, respectively, of its common stock on the open market for $1,431,681 and $16,093,205, respectively, including brokerage commissions. Since inception of the repurchase plan through December 31, 2017, the Company has purchased 4,776,854 shares of its common stock on the open market for $37,734,502, including brokerage commissions. At December 31, 2017, the total number of remaining shares authorized for repurchase was 2,275,111. The Company currently holds the shares it repurchased in treasury.

There were no share offerings during the years ended December 31, 2017, 2016 and 2015.

For the years ended December 31, 2017, 2016 and 2015, distributions to common stockholders were $52,535,464, $61,007,062 and $62,606,337, respectively. For the years ended December 31, 2017, 2016 and 2015, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $3,506,620, $3,959,945 and $3,700,331, respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2017 and 2016. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2017 and 2016, the Company was obligated to existing portfolio companies for unfunded commitments of $42.1 million and $43.5 million, respectively. Of the $42.1 million total unfunded commitments at December 31, 2017, $12.7 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC (See Note 5). The aggregate fair value of unfunded commitments at December 31, 2017 and 2016 was $42.1 million and $42.6 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

From time to time, the Company and the Advisor may be a party to certain legal proceedings incidental to the normal course of its business, including the enforcement of its rights under contracts with its portfolio companies. Further, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the Company cannot predict the outcome of these legal proceedings with certainty, it does not expect that these proceedings will have a material effect on its consolidated financial statements.

As previously disclosed, the Company was named as a defendant, together with the Previous Advisor, and certain other defendants, in two wrongful death and personal injury actions that were filed by the families of the three decedents and certain injured persons (the “Plaintiffs”) on June 22, 2012 and August 23, 2012, in the Circuit Court of Hancock County in West Virginia (the “Litigation”). The cases, which were consolidated, involved three deaths and personal injuries to other employees that occurred on December 9, 2010 at the facilities of one of the Company’s portfolio companies. The Company and the Previous Advisor settled the Litigation effective November 28, 2016 for $17,500,000 in exchange for the release and dismissal of all of Plaintiffs’ claims against the Company and Previous Advisor.

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

The carrying and fair values of the Company’s outstanding debt as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$16,000,000	$15,120,000	$190,000,000	$179,550,000
Senior Secured Notes	—	—	16,973,708	17,752,420
Convertible Notes	54,994,609	55,178,607	113,856,080	118,163,837
2022 Convertible Notes	135,666,663	144,898,540	—	—
Term Loan	—	—	14,838,118	15,093,750
Total	$206,661,272	$215,197,147	$335,667,906	$330,560,007

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at December 31, 2017 and 2016 in determining such fair values:

		Fair Value Inputs at December 31, 2017
	Fair Value at December 31, 2017	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,250,661	$—	$—	$23,250,661
Unsecured debt	95,266,709	—	—	95,266,709
Subordinated debt	29,600,000	—	—	29,600,000
Senior secured loans	404,219,616	—	—	404,219,616
Preferred stock	59,622,456	—	—	59,622,456
Common stock	16,206,829	—	—	16,206,829
Limited partnership/limited liability company interests	129,774,536	—	—	129,774,536
Equity warrants/options	—	—	—	—
Total investments	757,940,807	—	—	757,940,807
Cash and cash equivalents	29,014,645	29,014,645	—	—
Total	$786,955,452	$29,014,645	$—	$757,940,807

		Fair Value Inputs at December 31, 2016
	Fair Value at December 31, 2016	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$63,609,625	$—	$—	$63,609,625
Unsecured debt	127,317,932	—	—	127,317,932
Subordinated debt	28,800,000	—	—	28,800,000
Senior secured loans	548,515,315	—	—	548,515,315
Preferred stock	57,873,127	—	—	57,873,127
Common stock	37,632,386	—	—	37,632,386
Limited partnership/limited liability company interests	67,257,747	—	—	67,257,747
Equity warrants/options	117,358	—	—	117,358
Total investments	931,123,490	—	—	931,123,490
Cash and cash equivalents	10,707,834	10,707,834	—	—
Total	$941,831,324	$10,707,834	$—	$931,123,490

The valuation techniques generally used at December 31, 2017 and 2016 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or using third party valuation firms was $757,940,807 and $931,123,490 as of December 31, 2017 and 2016, respectively. Any remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the year ended December 31, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2016	Net Amortization of Premium/ Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2017
Senior secured notes	$63,609,625	$857,923	$(16,663,471)	$12,784,433	$7,343,457	$(44,681,306)	$—	$23,250,661
Unsecured debt	127,317,932	—	—	(30,675,064)	25,096,061	(26,472,220)	—	95,266,709
Subordinated debt	28,800,000	—	—	—	800,000	—	—	29,600,000
Senior secured loans	548,515,315	2,677,689	(34,071,370)	9,186,999	160,177,391	(282,266,408)	—	404,219,616
Preferred stock	57,873,127	—	2,449,619	4,126,261	2,997,385	(7,823,936)	—	59,622,456
Common stock	37,632,386	—	3,369,690	(5,234,465)	486,793	(20,047,575)	—	16,206,829
Limited partnership/LLC Interest	67,257,747	—	(7,463,967)	27,852,674	46,981,069	(4,852,987)	—	129,774,536
Equity warrants/options	117,358	—	(994,155)	1,068,780	—	(191,983)	—	—
Total investments	$931,123,490	$3,535,612	$(53,373,654)	$19,109,618	$243,882,156	$(386,336,415)	$—	$757,940,807

The following is a reconciliation for the year ended December 31, 2016 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2015	Net Amortization of Premium/ Discount	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2016
Senior secured notes	$69,875,250	$729,429	$(20,845,550)	$13,228,496	$36,750,000	$(36,128,000)	$—	$63,609,625
Unsecured debt	126,476,842	(1)	—	(11,902,137)	44,743,967	(32,000,739)	—	127,317,932
Subordinated debt	42,608,119	—	(3,971,479)	3,863,360	11,300,000	(25,000,000)	—	28,800,000
Senior secured loans	756,394,823	3,833,973	(57,938,649)	(17,375,151)	144,984,390	(281,384,071)	—	548,515,315
Preferred stock	43,533,360	(1)	(1,238,227)	(4,709,434)	20,528,456	(241,027)	—	57,873,127
Common stock	46,629,914	(1)	(525,641)	(15,894,664)	7,943,097	(520,319)	—	37,632,386
Limited partnership/LLC Interest	28,553,438	—	6,942	(19,243,651)	59,602,940	(1,661,922)	—	67,257,747
Equity warrants/options	2,924,818	—	(57,619)	(2,295,955)	—	(453,886)	—	117,358
Total investments	$1,116,996,564	$4,563,399	$(84,570,223)	$(54,329,136)	$325,852,850	$(377,389,964)	$—	$931,123,490

There were no transfers between levels during years ended December 31, 2017 and 2016. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the years ended December 31, 2017, 2016, and 2015 on investments still held by the Company at the respective period ends, for which Level 3 inputs were used in determining fair value were $(31,404,456), $(93,261,061) and $(30,909,758), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2017 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	8.00x	9.00x	8.50x
Unsecured debt	6.56x	7.65x	7.10x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	5.70x	6.61x	6.15x
Preferred stock	7.12x	7.87x	7.50x
Common stock	7.00x	7.50x	7.25x
Limited partnerships/LLC interest	6.11x	6.86x	6.48x
Equity warrants/options	n/a	n/a	n/a
Market Yields:
Senior secured notes	11.00%	12.00%	11.00%
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.73%	11.40%	11.17%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.04x	1.14x	1.09x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.02x	1.16x	1.09x
Common stock	1.04x	1.14x	1.09x
Limited partnerships/LLC interest	0.95x	1.05x	1.00x
Equity warrants/options	n/a	n/a	n/a
Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	0.90x	1.10x	1.00x
Equity warrants/options	n/a	n/a	n/a

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2017.

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Per Share Data:
Net asset value, beginning of year	$8.21	$10.17	$10.49	$9.54	$9.31
Net investment income	0.75	0.74	1.01	0.68	0.64
Net realized and unrealized gain (loss)	(0.44)	(1.90)	(0.49)	1.16	0.61
Realized losses on extinguishment of debt	(0.02)	—	—	—	—
Total from investment operations	0.29	(1.16)	0.52	1.84	1.25
Distributions to stockholders from:
Net investment income	(0.72)	(0.84)	(0.80)	(0.63)	(0.60)
Distributions in excess of net investment income	—	—	(0.04)	—	—
Tax return of capital	—	—	—	(0.26)	(0.44)
Total distributions	(0.72)	(0.84)	(0.84)	(0.89)	(1.04)
Equity component of convertible notes and warrant	—	—	—	—	0.01
Issuance of convertible notes	0.06	—	—	—	—
Issuance/reinvestment of stock at prices (below) above net asset value	(0.01)	(0.01)	(0.01)	(0.01)	0.01
Purchases of treasury stock at prices below net asset value	—	0.05	0.01	0.01	—
Net increase (decrease) in net assets	(0.38)	(1.96)	(0.32)	0.95	0.23
Net asset value, end of year	$7.83	$8.21	$10.17	$10.49	$9.54
Market price, end of year	$6.23	$6.96	$9.40	$8.20	$9.33
Total return(1)	(0.61)%	(18.10)%	26.52%	(2.18)%	3.56%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets (2)(4)	4.04%	6.97%	3.81%	8.18%	8.78%
Ratio of interest and debt related expenses to average net assets	3.06%	2.48%	3.09%	3.38%	3.29%
Ratio of total expenses to average net assets (3)(4)	7.10%	9.45%	6.90%	11.56%	12.07%
Ratio of net investment income to average net assets	9.27%	8.06%	9.57%	6.93%	6.85%
Net assets, end of year	$571,099,932	$596,320,369	$753,752,615	$781,959,168	$709,704,341
Average debt outstanding	$297,575,896	$361,314,732	$399,882,825	$409,956,985	$359,486,764
Weighted average shares outstanding — basic	72,983,354	72,757,978	74,576,277	74,539,159	74,174,560
Average debt per share (5)	$4.08	$4.97	$5.36	$5.50	$4.85
Portfolio turnover	28%	32%	26%	47%	41%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Ratio excluding capital gains Incentive Fees for years ended December 31, 2017, 2016, 2015, 2014, 2013 is 4.04%, 6.97%, 4.22%, 5.77% and 5.87%, respectively.
(3)	Ratio excluding capital gains Incentive Fees for years ended December 31, 2017, 2016, 2015, 2014, 2013 is 7.10%, 9.45%, 7.31%, 9.15% and 9.16%, respectively.
(4)	Ratio including incentive fee based on income waiver approved by the Company's Board of Directors for the year ended December 31, 2017 (See Note 3).
(5)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital, distributions in excess of net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. The below temporary and permanent differences at December 31, 2017 and 2016 were primarily attributable to differences in the tax characterization of expenses, income recognized from partnership investments, non-deductible expenses and income recognized from investments in wholly owned subsidiaries, which were reclassified for tax purposes.

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

	December 31, 2017	December 31, 2016
Paid-in capital in excess of par	$(27,056,595)	$3,197
(Increase) decrease in distributions in excess of net investment income	$(8,509,458)	$(978,047)
(Increase) decrease in accumulated net realized loss	$35,566,053	$974,850

The following reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Net increase (decrease) in net assets resulting from operations	$20,902,457	$(84,291,924)
Net unrealized (appreciation) depreciation not taxable	(19,573,031)	53,748,320
Current year net capital (gains) losses	16,720,707	91,040,948
Losses not currently taxable	37,041,559	—
Losses recognized on prior year exchange	—	(6,377,901)
Other book/tax differences	(1,523,300)	(1,057,121)
Amortization of organizational costs	(3,804)	(3,804)
Taxable income before deductions for distributions	$53,564,588	$53,058,518

At December 31, 2017 and 2016, the components of accumulated net losses on a tax basis and a reconciliation to accumulated net losses on a book basis were as follows:

	Year ended December 31, 2017	Year ended December 31, 2016
Net unrealized appreciation (depreciation)	$(72,688,483)	$(92,261,515)
Differences between book and tax loss on investments	(35,930,103)	(28,497,613)
Capital loss carryforward	(140,699,214)	(123,978,507)
Expenses not currently deductible	(13,311)	(17,115)
Total accumulated losses—net, book basis	$(249,331,111)	$(244,754,750)

At December 31, 2017 and 2016, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2017	December 31, 2016
Tax cost	$857,326,594	$1,042,134,296
Gross unrealized appreciation	35,917,480	11,874,482
Gross unrealized depreciation	(135,303,267)	(122,885,288)
Total investments, at fair market value	$757,940,807	$931,123,490

As of December 31, 2017, the Company had capital loss carryforwards available to offset future realized capital gains through the indicated expiration dates as follows:

No expiration date	$107,761,625
2018	32,937,589
Total	$140,699,214

The tax character of distributions declared for the years ended December 31, 2017 and 2016 were as follows:

	Year ended December 31, 2017	Year ended December 31, 2016
Ordinary income	$52,535,464	$61,007,062
Tax return of capital	—	—
Total distributions	$52,535,464	$61,007,062

Important Tax Information (Unaudited)

During the fiscal year ended December 31, 2017, the following information is provided with respect to the ordinary income distributions paid by the Company.

Qualified Dividend Income for Individuals(1)	10.83%
Dividends Qualifying for the Dividend Received Deduction for Corporations(1)	9.40%
Interest Related Dividends for Non-U.S. Residents(2)	48.68%

(1)	The Company hereby designates the percentage indicated above or the maximum amount allowable by law.
(2)	Represents the portion of the taxable ordinary income dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2017. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic Earnings (Loss) per Common Share	Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2017	$24,398	$14,518	$(11,169)	$3,349	$0.05	$0.05	$7.83
September 30, 2017	22,761	12,140	(25,891)	(13,751)	(0.19)	(0.19)	7.96
June 30, 2017	25,243	13,869	3,106	16,975	0.23	0.22	8.33
March 31, 2017	24,927	14,565	(235)	14,330	0.20	0.20	8.22
December 31, 2016	28,006	17,082	(14,572)	2,510	0.03	0.03	8.21
September 30, 2016	26,138	(2,131)	(36,942)	(39,073)	(0.54)	(0.54)	8.38
June 30, 2016	33,429	21,607	(31,161)	(9,554)	(0.13)	(0.13)	9.13
March 31, 2016	29,837	17,478	(55,653)	(38,175)	(0.52)	(0.52)	9.46
December 31, 2015	31,784	18,534	(39,031)	(20,497)	(0.28)	(0.28)	10.17
September 30, 2015	33,940	23,795	(2,067)	21,728	0.29	0.28	10.66
June 30, 2015	32,768	18,238	(3,500)	14,738	0.20	0.19	10.56
March 31, 2015	30,919	14,624	8,032	22,656	0.30	0.29	10.58

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

On March 6, 2018, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on April 2, 2018 to stockholders of record at the close of business on March 19, 2018.

On February 15, 2018, the remaining Convertible Notes of $55,041,000 matured and the Company paid the principal and interest in cash (See Note 7).

On January 16, 2018, the Company announced that its Advisor assigned the Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BlackRock Capital Investment Advisors, LLC ("BCIA") pursuant to Rule 2a-6 of the 1940 Act.  Accordingly, BCIA is now the Company’s investment adviser.  The Company and BCIA amended and restated the Management Agreement in its entirety to acknowledge such assignment and to delete certain portions of the Management Agreement that are no longer operative in accordance with their terms.  There will be no change to the fees, nor to the personnel overseeing the provision of investment management services to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

By:	/s/ MICHAEL J. ZUGAY
Michael J. Zugay
Chief Executive Officer

March 7, 2018

Each of the officers and directors of BlackRock Capital Investment Corporation whose signature appears below, in so signing, also makes, constitutes and appoints each of Michael J. Zugay and Michael Pungello, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL J. ZUGAY Michael J. Zugay	Chief Executive Officer (principal executive officer)	March 7, 2018

/s/ MICHAEL PUNGELLO Michael Pungello	Interim Chief Financial Officer and Interim Treasurer (principal financial and accounting officer)	March 7, 2018

/s/ JOHN R. BARON John R. Baron	Director	March 7, 2018

/s/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 7, 2018

/s/ JAMES E. KEENAN James E. Keenan	Chairman of the Board	March 7, 2018

/s/ MARK S. LIES Mark S. Lies	Director	March 7, 2018

/s/ WILLIAM E. MAYER William E. Mayer	Director	March 7, 2018

/s/ MERIDEE A. MOORE Meridee A. Moore	Director	March 7, 2018

/s/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 7, 2018

S-1