Form 10-K/A
period 2017-12-31
BlackRock Capital Investment Corp
filed 2018-03-28
CIK 1326003

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of BlackRock Capital Investment Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 7, 2018 (the “Original Filing”). This Amendment No. 1 is being filed to amend an inadvertent typo in Exhibit 10.1 filed with the Original Filing.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof. Except as described above, this Amendment No. 1 does not amend, update, or change any other information contained in the Original Filing.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1)	Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

(2)	Consolidated Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

(3)	Exhibits—Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about BlackRock Capital Investment Corporation or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (2)

4.1	Form of Stock Certificate of the Registrant (3)

10.1*	Investment Management Agreement between the Registrant and BlackRock Capital Investment Advisors, LLC

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (4)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (3)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (4)

10.7	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 as amended and restated as of March 27, 2014 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (7)

10.8	Indenture dated February 19, 2013 relating to the 5.50% Convertible Senior Notes due 2018 (6)

10.9	Form of Global Note 5.50% Convertible Senior Note due 2018 (included as part of exhibit 10.8) (6)

10.10	Limited Liability Company Agreement, dated as of June 23, 2016, between the Registrant and Windward Investments LLC (10)

10.11	Second Amendment dated June 5, 2017 to the Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 13, 2013 as amended and restated as of March 27, 2014, as further amended and restated as of February 19, 2016, as further amended as of August 8, 2016 among the Registrant, the lenders party thereto and Citibank, N.A. as Administrative Agent (11)

10.12	Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (12)

10.13	First Supplemental Indenture dated as of June 13, 2017 to the Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (12)

Number	Description

10.14	Form of Global Note 5.00% Convertible Senior Note due 2022 (included as part of exhibit 10.13) (12)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (8)

14.2	Code of Ethics and Business Conduct of the Registrant (9)

14.3	Code of Ethics of the Advisor (13)

21.1	Subsidiaries of the Registrant (14)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(4)	Previously filed with the Registrant’s Form 10-K dated as of December 31, 2005
(5)	Previously filed with the Registrant’s Form 8-K dated as of March 4, 2009.
(6)	Previously filed with the Registrant’s Form 8-K dated as of February 19, 2013.
(7)	Previously filed with the Registrant’s Form 8-K dated as of March 27, 2014.
(8)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(9)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(10)	Previously filed with the Registrant’s Form 8-K dated as of June 29, 2016.
(11)	Previously filed with the Registrant’s Form 8-K dated as of June 5, 2017.
(12)	Previously filed with the Registrant’s Form 8-K dated as of June 13, 2017.
(13)	Previously filed with the Registrant’s Form N-2 under the Securities Act of 1933 (File No. 333-203068), filed on March 27, 2015.
(14)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2017.