Form 10-Q
period 2018-03-31
BlackRock Capital Investment Corp
filed 2018-05-02
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 2, 2018 was 72,222,679.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $361,376,464 and $311,938,762)	$354,811,421	$261,683,202
Non-controlled, affiliated investments (cost of $140,588,866 and $195,354,637)	157,956,644	215,779,077
Controlled investments (cost of $375,176,398 and $321,999,526)	357,291,181	280,478,528
Total investments at fair value (cost of $877,141,728 and $829,292,925)	870,059,246	757,940,807
Cash and cash equivalents	1,569,618	29,014,645
Receivable for investments sold	4,186,125	1,344,918
Interest, dividends and fees receivable	8,378,337	8,342,780
Prepaid expenses and other assets	2,940,895	3,236,819
Total Assets	$887,134,221	$799,879,969
Liabilities
Debt (net of deferred financing costs of $3,932,481 and $4,209,445)	$310,092,968	$206,661,272
Interest and credit facility fees payable	2,822,292	1,820,971
Distributions payable	13,150,684	13,152,924
Base management fees payable	3,312,369	3,734,655
Payable for investments purchased	754,153	479,297
Accrued administrative services	553,764	114,995
Other accrued expenses and payables	3,383,066	2,815,923
Total Liabilities	334,069,296	228,780,037
Commitments and Contingencies (Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,723,764 issued and 72,284,630 and 72,946,910 outstanding	77,861	77,723
Paid-in capital in excess of par	858,904,233	858,087,822
Undistributed / (Distributions in excess of) net investment income	(15,446,576)	(13,918,838)
Accumulated net realized loss on investments and extinguishment of debt	(239,358,178)	(162,723,790)
Net unrealized appreciation (depreciation), net of tax	(8,592,758)	(72,688,483)
Treasury stock at cost, 5,576,657 and 4,776,854 shares held	(42,519,657)	(37,734,502)
Total Net Assets	553,064,925	571,099,932
Total Liabilities and Net Assets	$887,134,221	$799,879,969
Net Asset Value Per Share	$7.65	$7.83

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$7,144,027	$11,284,329
PIK interest income	—	1,477,388
Cash dividend income	—	404,781
PIK dividend income	—	65,943
Fee income	465,206	298,897
Total investment income from non-controlled, non-affiliated investments	7,609,233	13,531,338
Non-controlled, affiliated investments:
Cash interest income	2,214,613	2,464,836
PIK interest income	690,960	1,196,845
PIK dividend income	189,026	189,026
Fee income	35,000	286,295
Total investment income from non-controlled, affiliated investments	3,129,599	4,137,002
Controlled investments:
Cash interest income	5,085,705	5,703,987
PIK interest income	766,466	132,481
Cash dividend income	3,126,861	1,397,351
PIK dividend income	731,516	—
Fee income	387,058	25,000
Total investment income from controlled investments	10,097,606	7,258,819

Total investment income	20,836,438	24,927,159
Expenses:
Base management fees	3,312,369	4,523,857
Incentive management fees	1,735,195	809,183
Interest and credit facility fees	3,708,958	3,987,080
Professional fees	733,164	565,110
Administrative services	553,764	327,677
Director fees	187,000	172,500
Investment advisor expenses	87,500	87,500
Other	630,737	698,135
Total expenses, before incentive management fee waiver	10,948,687	11,171,042
Incentive management fee waiver (See Note 3)	(1,735,195)	(809,183)
Expenses, net of incentive management fee waiver	9,213,492	10,361,859
Net Investment Income	11,622,946	14,565,300
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(50,515,956)	(53,991,961)
Controlled investments	(26,118,432)	2,375,535
Net realized gain (loss)	(76,634,388)	(51,616,426)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	43,690,517	56,701,095
Non-controlled, affiliated investments	1,422,575	(2,688,594)
Controlled investments	19,156,544	(2,704,387)
Foreign currency translation	(173,911)	73,295
Net change in unrealized appreciation (depreciation)	64,095,725	51,381,409
Net realized and unrealized gain (loss)	(12,538,663)	(235,017)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(915,717)	$14,330,283
Net Investment Income Per Share—basic	$0.16	$0.20
Earnings (Loss) Per Share—basic	$(0.01)	$0.20
Average Shares Outstanding—basic	72,991,828	72,804,629
Net Investment Income Per Share—diluted	$0.15	$0.20
Earnings (Loss) Per Share—diluted	$(0.01)	$0.20
Average Shares Outstanding—diluted (Net investment income only for March 31, 2018 )	89,985,565	82,701,357
Distributions Declared Per Share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$11,622,946	$14,565,300
Net realized gain (loss)	(76,634,388)	(51,616,426)
Net change in unrealized appreciation (depreciation)	64,095,725	51,381,409
Net increase (decrease) in net assets resulting from operations	(915,717)	14,330,283
Distributions to Stockholders from:
Net investment income	(13,150,684)	(13,105,358)
Capital Share Transactions:
Reinvestment of distributions	816,549	902,431
Purchases of treasury stock	(4,785,155)	—
Net increase (decrease) in net assets resulting from capital share transactions	(3,968,606)	902,431
Total Increase (Decrease) in Net Assets	(18,035,007)	2,127,356
Net assets at beginning of period	571,099,932	596,320,369
Net assets at end of year	$553,064,925	$598,447,725
Capital Share Activity:
Shares issued from reinvestment of distributions	137,523	131,305
Purchases of treasury stock	(799,803)	—
Net increase (decrease) in shares outstanding	(662,280)	131,305

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(915,717)	$14,330,283
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(2,377,968)	(3,061,683)
Net amortization on investments	(125,986)	(879,953)
Amortization of debt issuance costs	441,630	392,036
Net change in unrealized (appreciation) depreciation on investments	(64,269,636)	(51,308,114)
Net change in unrealized (appreciation) depreciation on foreign currency translation	173,911	(73,295)
Net realized (gain) loss on investments	76,634,388	51,616,426
Changes in operating assets:
Purchase of investments	(142,614,716)	(117,640,635)
Proceeds from disposition of investments	17,187,184	114,368,838
Change in receivable for investments sold	—	262,500
Change in interest, dividends and fees receivable	397,619	303,939
Change in prepaid expenses and other assets	295,924	285,072
Changes in operating liabilities:
Change in payable for investments purchased	274,856	—
Change in interest and credit facility fees payable	1,001,321	(1,864,934)
Change in base management fees payable	(422,286)	(336,757)
Change in accrued administrative services	438,769	334,926
Change in other accrued expenses and payables	567,143	495,313
Net cash provided by (used in) operating activities	(113,313,564)	7,223,962
Financing Activities:
Distributions paid in cash	(12,336,375)	(14,359,584)
Proceeds from debt	170,031,067	70,882,518
Repayments of debt	(67,041,000)	(36,000,000)
Purchase of treasury stock	(4,785,155)	—
Net cash provided by (used in) financing activities	85,868,537	20,522,934
Net increase (decrease) in cash and cash equivalents	(27,445,027)	27,746,896
Cash and cash equivalents, beginning of period	29,014,645	10,707,834
Cash and cash equivalents, end of period	$1,569,618	$38,454,730
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$1,695,057	$5,145,724
Taxes	$56,464	$36,611
Non-cash activities:
Interest and dividends receivable — PIK	$(433,176)	$1,624,866
Receivable for investments sold — escrow receivable	$2,841,207	$881,325
Distributions reinvested	$816,549	$902,431

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—4.25%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)	Capital Equipment	18.70% (L + 700, 1.00% Floor Cash / 10.00% PIK)	10/4/23	$6,077,153	$2,181,306	$1,762,374
AGY Holding Corp., Second Lien(d)(g)(j)	Chemicals, Plastics, & Rubber	11.00% PIK	11/15/20	21,762,500	21,640,087	21,762,500
Total Senior Secured Notes					23,821,393	23,524,874
Unsecured Debt—19.46%
CB-HDT Holdings, Inc.(d)(g)(j)	Aerospace & Defense	12.00% PIK	12/15/19	7,270,345	7,270,345	7,270,345
Gordon Brothers Finance Company(g)(p)	Finance	12.69% (L + 1100, 1.00% Floor)	10/31/21	100,330,477	100,330,477	100,330,477
Total Unsecured Debt					107,600,822	107,600,822
Subordinated Debt—6.10%
First Boston Construction Holdings, LLC(d)(g)(k)	Finance	12.00%	2/23/23	33,760,000	33,760,000	33,760,000
Total Subordinated Debt					33,760,000	33,760,000
Senior Secured Loans—88.81%(e)
Advanced Lighting Technologies, Inc., First Lien(f)(j)	Capital Equipment	9.29% (L+ 750, 1.00% Floor)	10/4/22	5,180,145	5,086,692	5,180,145
AGY Holding Corp., First Lien(g)	Chemicals, Plastics, & Rubber	12.00%	9/15/20	24,021,390	24,021,390	24,021,390
Bankruptcy Management Solutions, Inc., First Lien	Services: Business	7.38% (L+ 550)	3/31/22	15,849,231	15,849,231	15,849,231
JLL Pioneer Inc., Second Lien	Construction & Building	10.19% (L + 850, 1.00% Floor)	12/31/20	20,000,000	20,000,000	20,000,000
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.88% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,915,110	13,000,000
MBS OpCo LLC, First Lien(f)	Services: Business	10.69% (L + 900, 1.00% Floor)	12/29/22	14,962,500	14,962,500	14,962,500
Midwest Physician Administrative Services, LLC, Second Lien	Healthcare & Pharmaceuticals	8.78% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,861,420	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	11.70% (L + 1000, 1.00% Floor)	6/9/23	$25,000,000	$24,904,676	$25,000,000
Pathway Partners Vet Management Company, LLC, Second Lien	Services: Consumer	9.88%(L + 800, 1.00% Floor)	10/10/25	13,888,889	13,757,905	13,819,445
Pathway Partners Vet Management Company LLC, Delayed Draw Term Loan	Services: Consumer	9.88%(L + 800, 1.00% Floor)	10/10/25	1,745,370	1,727,967	1,736,643
Pomeroy Group LLC, Second Lien	Services: Business	11.88% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,149,726	27,500,000
Pre-Paid Legal Services, Inc., Second Lien	Services: Consumer	10.88% (L + 900, 1.25% Floor)	7/1/20	32,000,000	31,879,358	32,000,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	23,050,000	23,050,000	17,057,000
St. George Warehousing & Trucking Co. of California, Inc., First Lien	Transportation: Cargo	11.09% (L + 938, 1.00% Floor)	4/28/22	60,331,454	60,331,454	60,331,454
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan	Transportation: Cargo	11.09% (L + 938, 1.00% Floor)	4/28/22	12,391,304	12,391,304	12,391,304
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
Tri-Anim Health Services, Inc., et al., Second Lien	Healthcare & Pharmaceuticals	13.25% (P + 850, 1.00% Floor)	7/28/22	25,000,000	24,667,112	25,000,000
U.S. Well Services, LLC, Revolver(f)	Energy: Oil & Gas	7.65% (L + 600, 1.00% Floor)	2/2/22	7,924,583	7,924,583	7,924,583
U.S. Well Services, LLC, First Lien(d)(f)	Energy: Oil & Gas	10.65% (L + 900, 1.00% Floor)	2/2/22	33,482,153	33,482,153	33,482,153
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	10.88% (L + 900, 1.00% Floor)	4/30/18	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	13.88% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,958,791
VetCor Professional Practices LLC, First Lien	Services: Consumer	8.56% (L + 625, 1.00% Floor)	4/20/21	6,982,112	6,982,112	6,982,112
VetCor Professional Practices LLC, Delayed Draw Term Loan	Services: Consumer	8.56% (L + 625, 1.00% Floor)	4/20/21	3,960,000	3,890,762	3,960,000
Westmoreland Resource Partners, LP (Oxford Mining Company, LLC), First Lien(d)	Metals & Mining	13.59% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	26,446,102	26,446,102	23,801,492
Zest Acquisition Corp., Second Lien	Healthcare & Pharmaceuticals	9.61% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,750,000	24,750,000
Total Senior Secured Loans					498,602,745	491,169,541
Preferred Stock—12.20%
Advantage Insurance Inc.(d)(f)(j)	Insurance	8.00% PIK		750,000	10,538,211	9,592,500
CB-HDT Holdings, Inc., Series L(c)(g)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(g)(p)	Finance	13.50%		30,945	30,944,838	30,944,838
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)(g)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	11,053,124	11,952,516
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—
Total Preferred Stock					67,536,173	67,489,854

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—2.35%(c)
Advanced Lighting Technologies, Inc.(f)	Capital Equipment			149,717	$—	$—
CB-HDT Holdings, Inc., Series A(g)	Aerospace & Defense			744,723	7,447,230	2,399,798
Gordon Brothers Finance Company(g)(p)	Finance			10,598	10,598,300	10,598,300
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,808,800	—
Total Common Stock					24,854,330	12,998,098
Limited Partnership/Limited Liability Company Interests—24.14%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)	Finance			74,811,807	74,811,807	74,063,689
ECI Cayman Holdings, LP(c)(h)(j)(k)	High Tech Industries			3,224	1,299,542	3,689,740
ETX Energy, LLC(c)(m)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(g)(k)	Finance			8,440,000	8,440,000	8,130,328
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	—
MBS Parent, LLC(c)(f)(o)	Services: Business			546	500,000	500,000
SVP-Singer Holdings LP(c)(j)	Consumer Goods: Durable			1,416,279	5,030,156	—
U.S. Well Services, LLC, Class A(c)(f)(j)(l)	Energy: Oil & Gas			19,582,356	11,980,712	28,908,174
U.S. Well Services, LLC, Class B(c)(f)(j)(l)	Energy: Oil & Gas			7,157,374	4,378,964	2,095,838
U.S. Well Services, LLC, Class D(c)(f)(j)(l)	Energy: Oil & Gas			8,085	4,947	1,864,552
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	14,263,736
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					120,271,815	133,516,057

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.0%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Capital Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					694,450	—
TOTAL INVESTMENTS—157.32%					$877,141,728	$870,059,246
OTHER ASSETS & LIABILITIES (NET)—(57.32)%						(316,994,321)
NET ASSETS—100.0%						$553,064,925

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at March 31, 2018.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 85.5% of the senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 96.2% of such senior secured loans have floors of 0.75% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2018 of all contracts within the specified loan facility.

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
(j)

Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 27.3% of the Company’s net assets at March 31, 2018.

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

(m)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Westward Dough Holdings, LLC and ETX Energy, LLC, and thus non-controlled, non-affiliated investments.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2018

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 4-08(g) and S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is shown below:

	March 31, 2018	December 31, 2017
($ in millions)
Total assets	$563.1	$461.9
Total senior debt	$362.0	$302.5

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Total revenue	$14.6	$10.4
Net change in owners’ equity resulting from operations	$2.4	$(0.7)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$1.0	$(0.3)
Provision for loan loss	$0.3	$0.3

Note: Balance sheet amounts are as of period end

(q)

This investment is deemed significant under Regulation S-X Rule 4-08(g) and S-X Rule 10-01(b)(1). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC for the three months ended March 31, 2018 and 2017.

(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (See Note 10).
(s)	Unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2018

(Unaudited)

							Three Months Ended March 31, 2018
Non-controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2018		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$1,488,161	$—	$—	$274,213	$1,762,374		$—	$131,532	$—	$—
Senior Secured Loan, First Lien	5,193,161	6,443	(13,015)	(6,444)	5,180,145		—	124,976	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	9,495,000	189,026	—	(91,526)	9,592,500		—	—	—	189,026
AGY Holding Corp.:
Senior Secured Note, Second Lien	21,762,500	—	(21,762,500)	—	—	†	—	—	—	—
Senior Secured Loan, First Lien	24,021,390	—	(24,021,390)	—	—	†	—	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	14,630,321	—	(14,630,321)	—	—	†	—	—	—	—
Common Stock	—	—	—	—	—	†	—	—	—	—
ETX Energy, LLC:
Limited Liability Co. Interest	—	—	—	—	—	††	—	—	—	—
ETX Energy Management Company, LLC:
Limited Liability Co. Interest	—	—	—	—	—	††	—	—	—	—
MBS OpCo LLC:
Senior Secured Loan, First Lien	15,000,000	—	(37,500)	—	14,962,500		—	402,369	35,000	—
MBS Parent, LLC:
Limited Liability Co. Interest	500,000	—	—	—	500,000		—	—	—	—
U.S. Well Services, LLC:
Revolver	7,924,583	—	—	—	7,924,583		—	149,718	—	—
Senior Secured Loan, First Lien	32,457,904	1,024,249	—	—	33,482,153		—	988,059	—	—
Limited Liability Co. Interest, Class A	28,370,328	—	—	537,846	28,908,174		—	—	—	—
Limited Liability Co. Interest, Class B	2,052,153	—	—	43,685	2,095,838		—	—	—	—
Limited Liability Co. Interest, Class D	1,683,267	—	—	181,285	1,864,552		—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	—	22,461,298		—	595,199	—	—
Senior Secured Loan, Second Lien	14,958,791	—	—	—	14,958,791		—	513,720	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	13,780,220	—	—	483,516	14,263,736		—	—	—	—
Totals	$215,779,077	$1,219,718	$(60,464,726)	$1,422,575	$157,956,644		$—	$2,905,573	$35,000	$189,026

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

†	Investment moved into the controlled category from the non-controlled, affiliated category.
††	Investment moved out from the non-controlled, affiliated category into the non-controlled, non-affiliated category.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2018 represents 28.6% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2018

(Unaudited)

							Three Months Ended March 31, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at March 31, 2018		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$—	$21,810,610	$—	$(48,110)	$21,762,500	††	$—	$646,579	$—	$—
Senior Secured Loan, First Lien	—	24,021,390	—	—	24,021,390	††	—	728,649	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	15,361,837	—	(3,409,321)	11,952,516	††	—	—	—	731,516
Common Stock	—	—	—	—	—	††	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	72,376,597	2,435,210	—	(748,118)	74,063,689		—	—	—	1,882,437
CB-HDT Holdings, Inc.:
Unsecured Debt	5,030,667	2,239,678	—	—	7,270,345		—	167,997	—	—
Preferred Stock	15,000,000	—	—	—	15,000,000		—	—	—	—
Common Stock	5,608,529	—	—	(3,208,731)	2,399,798		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	29,600,000	4,160,000	—	—	33,760,000		—	937,920	54,878	—
Limited Liability Co. Interest	7,421,740	1,040,001	—	(331,413)	8,130,328		—	—	13,719	453,774
Gordon Brothers Finance Company:
Unsecured Debt	83,105,886	19,201,184	(1,976,593)	—	100,330,477		—	2,794,756	161,745	—
Preferred Stock	20,497,135	10,447,703	—	—	30,944,838		—	—	156,716	790,650
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan, First Lien	15,104,674	—	(40,910,000)	25,805,326	—	†	(26,117,432)	—	—	—
Common Stock	—	—	(1,000)	1,000	—	†	(1,000)	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	16,135,000	—	—	922,000	17,057,000		—	576,270	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	—	(173,911)	173,911	—		—	—	—	—
Totals	$280,478,528	$100,717,613	$(43,061,504)	$19,156,544	$357,291,181		$(26,118,432)	$5,852,171	$387,058	$3,858,377

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

†	Investment no longer held as of March 31, 2018.
††	Investment moved into the controlled category from the non-controlled, affiliated category.

The aggregate fair value of controlled investments at March 31, 2018 represents 64.6% of the Company’s net assets.

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

Consolidated Schedules of Investments—(Continued)

December 31, 2017

(q)

This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the years ending December 31, 2017 and 2016 is shown below:

	Year Ended December 31, 2017	Year Ended December 31, 2016
($ in millions)
Total assets	$461.9	$412.8
Total senior debt	$302.5	$248.9
Total revenue	$46.8	$31.4
Net change in owners’ equity resulting from operations	$(4.9)	$(7.5)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(1.1)	$(4.7)
Provision for loan loss	$1.0	$0.5

Note:	Balance sheet amounts are as of period end
(r)

This investment is deemed significant under Regulation S-X Rule 4-08(g). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2017

							For the Year Ended December 31, 2017
Controlled Investments	Fair Value at December 31, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss)	Fair Value at December 31, 2017		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Bankruptcy Management Solutions, Inc.:
Senior Secured Loan, First Lien, A	$736,685	$3,806	$(736,685)	$(3,806)	$—	†	$—	$12,002	$25,000	$—
Senior Secured Loan, First Lien, B	11,271,747	623,357	(11,271,747)	(623,357)	—	†	—	818,420	—	—
Common Stock	19,586,856	—	(16,654,505)	(2,932,351)	—	†	3,369,689	—	—	—
Warrants	117,358	—	(1,186,138)	1,068,780	—	†	(994,155)	—	—	—
BCIC Senior Loan Partners, LLC									—
Limited Liability Co. Interest	41,675,575	29,850,501	—	850,521	72,376,597		—	—	—	4,981,997
CB-HDT Holdings, Inc.:
Unsecured Debt	4,477,360	553,307	—	—	5,030,667		—	553,400	—	—
Preferred Stock	15,000,000	—	—	—	15,000,000		—	—	—	—
Common Stock	7,447,230	—	—	(1,838,701)	5,608,529		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	28,800,000	800,000	—	—	29,600,000		—	3,543,734	—	—
Limited Liability Co. Interest	7,544,001	200,000	—	(322,261)	7,421,740		—	—	—	1,027,097
Gordon Brothers Finance Company:
Unsecured Debt	87,429,682	22,148,424	(26,472,220)	—	83,105,886		—	10,172,890	—	—
Preferred Stock	20,497,135	—	—	—	20,497,135		—	—	—	2,805,545
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan, First Lien	40,000,000	910,000	—	(25,805,326)	15,104,674		—	2,750,930	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	14,291,000	—	—	1,844,000	16,135,000		—	2,326,953	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	486,793	(23,380)	(463,413)	—		—	—	—	—
Totals	$309,472,929	$55,576,188	$(56,344,675)	$(28,225,914)	$280,478,528		$2,375,534	$20,178,329	$25,000	$8,814,639

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018.

The interim financial information at March 31, 2018 and for the three months ended March 31, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which were established to hold certain investments of the Company. The Company owns 100% of each subsidiary and, as such, the subsidiaries are consolidated into the Company’s consolidated financial statements. The subsidiaries hold investments which are treated as pass through entities for tax purposes. By investing through these 100% owned subsidiaries, the Company is able to benefit from corporate tax treatment for these entities and thereby create a tax structure that is more advantageous with respect to the RIC status of the Company. Intercompany balances and transactions are eliminated in consolidation.

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

In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Capital Investment Advisors, LLC (“BCIA” or the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective on January 1, 2018 using the modified retrospective method. Substantially all revenue streams are excluded from the scope of the new standard and the adoption of the standard had no material impact on the Company’s consolidated financial statements.

Interest income is recorded on an accrual basis and includes amortization of discounts and premiums. Discounts and premiums to par value on securities purchased are amortized into interest income over the life of the respective security. Discounts and premiums are determined based on the cash flows expected to be received for a particular investment upon maturity. Dividend income is recorded on the ex-dividend date and is adjusted to the extent that the Company expects to collect such amounts.

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

On March 6, 2018, the Board of Directors of the Company adopted amendments to the Company’s dividend reinvestment plan (the “Plan”). Under the terms of the amended Plan, if the Company declares a dividend or determines to make a capital gain or other distribution, the reinvestment plan agent will acquire shares for the participants’ accounts, depending upon the following circumstances, (i) through receipt of additional unissued but authorized shares from the Company (“newly issued shares”) and/or (ii) by purchase of outstanding shares on the open market (“open-market purchases”). If, on the distribution payment date, the last quarterly net asset value per share (“NAV”) is equal to or less than the closing market price per share on such distribution payment date (such condition often referred to as a “market premium”), the reinvestment plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to each participant’s account will be determined by dividing the dollar amount of the distribution by the greater of (i) the NAV or (ii) 95% of the closing market price on the distribution payment date. If, on the distribution payment date, the NAV is greater than the closing market price per share on such distribution payment date (such condition often referred to as a “market discount”), the reinvestment plan agent may, upon notice to the reinvestment plan agent from the Company, either (a) invest the distribution amount in newly issued shares on behalf of the participants or (b) invest the distribution amount in shares acquired on behalf of the participants in open-market purchases.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016‑02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016‑02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in this update require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments do not require an accounting change for securities held at a discount. The amendments will be effective on January 1, 2019, with early adoption permitted. The amendments must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. The Company is currently evaluating the effect on its consolidated financial statements, however, the Company does not expect ASU 2017-08 to have a material impact on the consolidated financial statements.

3. Agreements and Related Party Transactions

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC (“BlackRock Advisors”) to permit BlackRock Advisors to serve as the Company’s investment adviser (the “BlackRock Advisors Management Agreement”) following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor,” “BKCA” or “52nd Street”), to BlackRock Advisors (the “Transaction”). BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”). The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous management agreement.” The BlackRock Advisors Management Agreement had the same management and incentive fee terms as the previous agreement until March 6, 2017 and thereafter had different management and incentive fees terms as compared to the previous management agreement. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BCIA, the Advisor, pursuant to Rule 2a-6 of the 1940 Act and the Company entered into a new investment management agreement with BCIA (the “Current Management Agreement” or the “Management Agreement”). The Current Management Agreement has the same management and incentive fee terms as compared to the BlackRock Advisors Management Agreement.

Base Management Fee

Under the respective management agreement, the investment advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, BlackRock Advisors received, until March 6, 2017, a base management fee at an annual rate of 2.0% of our total assets, including any assets acquired with the proceeds of leverage, payable quarterly in arrears. After March 6, 2017, BlackRock Advisors and the Advisor collectively received a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter, and prorated for any period of less than a quarter.

The BlackRock Advisors Management Agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement was in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of the BlackRock Advisors Management Agreement in November 2017. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA.

For the three months ended March 31, 2018 and 2017, the Company incurred $3,312,369 and $4,523,857, respectively, in base management fees under the respective investment management agreement.

Incentive Management Fee Until March 6, 2017

The BlackRock Advisors Management Agreement provided that BlackRock Advisors or its affiliates were entitled to an incentive management fee (the “Incentive Fee”) under certain circumstances until March 6, 2017. The Incentive Fee until March 6, 2017 was calculated in the same manner as the Incentive Fee in the previous investment management agreement. The determination of the Incentive Fee until March 6, 2017, as described in more detail below, resulted in BlackRock Advisors or its affiliates receiving no Incentive Fee payments if returns to stockholders did not meet an 8.0% annualized rate of return during the applicable fee measurement period, and resulted in BlackRock Advisors or its affiliates receiving less than the full amount of the Incentive Fee percentage until returns to stockholders exceeded an approximate 13.3% annualized rate of return during such period. Annualized rate of return in this context is computed by reference to net asset value and does not take into account changes in the market price of the common stock.

Until March 6, 2017, BlackRock Advisors was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended March 31, 2018 and 2017 was determined by reference to the four quarter periods ended on March 31, 2018 and 2017, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

(i)Quarterly Incentive Fee Based on Income Until March 6, 2017

For each trailing four quarters period until March 6, 2017, the Company paid BlackRock Advisors an Incentive Fee based on the amount by which (A) aggregate distributions and amounts distributable out of taxable net income (excluding any capital gain and loss), during the period less the amount, if any, by which net unrealized capital depreciation exceeds net realized capital gains / losses during the period, was in excess of (B) the hurdle rate for the period. The amount of the excess of (A) over (B) described in this paragraph for each period is referred to as the excess income amount.

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

(ii)Annual Incentive Fee Based on Capital Gains Until March 6, 2017

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

(iii)Calculation of Incentive Fee

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

The capital gains Incentive Fee due to BlackRock Advisors as calculated under the BlackRock Advisors Management Agreement as described above, for the annual period ended June 30, 2017 was zero. In accordance with GAAP, the hypothetical liquidation for the three months ended March 31, 2018 and 2017 resulted in no capital gains Incentive Fee. The Company did not have any cumulative accrued balance at March 31, 2018 and 2017.

(iv)Calculation of Capital Gains

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

Incentive Management Fee After March 6, 2017

(i)Quarterly Incentive Fee Based on Income After March 6, 2017

After March 6, 2017, the BlackRock Advisors Management Agreement provided and the Current Management Agreement provides that the investment advisor or its affiliates may be entitled to an incentive management fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. The Company will pay the investment advisor the portion of the Incentive Fee based on income for each period as follows:

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

For the three months ended March 31, 2018 and the period after March 6, 2017 to March 31, 2017, the Company incurred $1,735,195 and $809,183, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months. BCIA has agreed to honor such waiver.  The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income was $1,735,195 and $809,183, for the three months ended March 31, 2018 and the period after March 6, 2017 to March 31, 2017, respectively, resulting in no net Incentive Fees based on income earned by the Company.

(ii)Annual Incentive Fee Based on Capital Gains After March 6, 2017

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at March 31, 2018 and 2017, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at March 31, 2018 and 2017.

(iii)Calculation of Incentive Fee

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

(iv)Calculation of Capital Gains

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2018 and 2017, the Company incurred $87,500 and $87,500, respectively, for such investment advisor expenses.

From time to time, the Advisor may pay amounts owed by the Company to third party providers of goods or services. The Company will subsequently reimburse the Advisor for such amounts paid on its behalf. Reimbursements to the Advisor and BlackRock Advisors for such purposes during the three months ended March 31, 2018 and 2017 were zero, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2018 and 2017, the Company incurred $553,764 and $327,677, respectively, for such administrative services expenses.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors assumed the role as investment adviser to the Company. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. BlackRock Advisors and BCIA did not own any shares of the Company at March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, other entities affiliated with the Administrator and Advisor beneficially owned approximately 402,000 and 462,000 shares, respectively, of the Company’s common stock, representing approximately 0.6% and 0.6%, respectively, of the total shares outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(915,717)	$14,330,283
Weighted average shares outstanding – basic	72,991,828	72,804,629
Earnings (Loss) per share – basic:	$(0.01)	$0.20
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(915,717)	$14,330,283
Adjustments for interest on unsecured convertible senior notes	—	1,831,743
Net increase (decrease) in net assets resulting from operations, as adjusted	$(915,717)	$16,162,026
Weighted average shares outstanding – diluted(1)	72,991,828	82,701,357
Earnings (Loss) per share – diluted:	$(0.01)	$0.20

(1)	Due to a net decrease in net assets from operations for three months ended March 31, 2018, no incremental shares were included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2018 and 2017 totaled $144,559,508 and $122,327,184, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended March 31, 2018 and 2017 totaled $17,187,184 and $114,368,838, respectively.

At March 31, 2018, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$23,821,393	$23,524,874
Unsecured debt	107,600,822	107,600,822
Subordinated debt	33,760,000	33,760,000
Senior secured loans:
First lien	276,744,691	274,347,662
Second/other priority lien	221,858,054	216,821,879
Total senior secured loans	498,602,745	491,169,541
Preferred stock	67,536,173	67,489,854
Common stock	24,854,330	12,998,098
Limited partnership/limited liability company interests	120,271,815	133,516,057
Equity warrants/options	694,450	—
Total investments	$877,141,728	$870,059,246

At December 31, 2017, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$23,773,283	$23,250,661
Unsecured debt	145,793,872	95,266,709
Subordinated debt	29,600,000	29,600,000
Senior secured loans:
First lien	241,151,702	214,875,825
Second/other priority lien	195,316,002	189,343,791
Total senior secured loans	436,467,704	404,219,616
Preferred stock	56,167,927	59,622,456
Common stock	25,029,241	16,206,829
Limited partnership/limited liability company interests	111,766,448	129,774,536
Equity warrants/options	694,450	—
Total investments	$829,292,925	$757,940,807

Industry Composition

The industry composition of the portfolio at fair value at March 31, 2018 and December 31, 2017 was as follows:

Industry	March 31, 2018	December 31, 2017
Finance	29.6%	29.5%
Chemicals, Plastics, & Rubber	14.1	16.3
Energy: Oil & Gas	8.5	9.6
Transportation: Cargo	8.4	0.0
Healthcare & Pharmaceuticals	7.5	5.3
Services: Business	6.8	9.9
Services: Consumer	6.7	7.0
Retail	5.4	6.1
Containers, Packaging, & Glass	2.9	3.3
Aerospace & Defense	2.8	3.4
Metals & Mining	2.7	3.4
Construction & Building	2.3	2.6
Insurance	1.1	1.3
Capital Equipment	0.8	0.9
High Tech Industries	0.4	0.5
Consumer Goods: Durable	0.0	0.9
Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2018 was United States 97.6%, Canada 2.0% and the Cayman Islands 0.4%, and at December 31, 2017 was United States 96.5%, Canada 2.1%, Bermuda 0.9%, and the Cayman Islands 0.5%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $100.0 million of equity to Senior Loan Partners, with the Company providing $85.0 million and Windward providing $15.0 million. As of March 31, 2018, Senior Loan Partners had called and received $88.0 million of combined equity capital, of which the Company funded $74.8 million and Windward funded $13.2 million. As of March 31, 2018, Senior Loan Partners had received $1.0 million of contributions in advance from Windward, which is recorded as a liability in Senior Loan Partners’ Consolidated Statements of Assets and Liabilities, as shown in the selected balance sheet information below. As a result, remaining commitments from the Company and Windward as of March 31, 2018 were $10.2 million and $1.8 million, respectively. Capital contributions have been used to make investments and to fund certain start-up expenses and ongoing administrative expenses of Senior Loan Partners. On April 16, 2018, the Company increased its capital commitment in Senior Loan Partners pro rata from $85.0 million to $113.3 million and Windward from $15.0 million to $20.0 million.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements thereunder as of March 31, 2018.

As of March 31, 2018, $172.3 million was drawn on the Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $27.7 million. The average outstanding debt balance during the three months ended March 31, 2018 was $152.9 million and the maximum amount borrowed was $172.3 million. During the three months ended March 31, 2018, $1.7 million of interest expense and other debt related expenses were incurred under the Senior Facility.

As of March 31, 2018, Senior Loan Partners had total investments at fair value of $257.2 million, comprised of senior secured first lien loans, delayed draw term loans and undrawn revolving loans to a total of 23 borrowers. As of March 31, 2018, none of these loans were on non-accrual status. Purchase of investments for the three months ended March 31, 2018 were $49.8 million. Proceeds from investment sales, prepayments or exits for the three months ended March 31, 2018 were $12.0 million. Additionally, Senior Loan Partners had unfunded commitments to four borrowers totaling $8.7 million. The aggregate fair value of the unfunded commitments at March 31, 2018 was $8.6 million. The weighted average yield of the portfolio at its current cost basis as of March 31, 2018 and December 31, 2017 was 7.03% and 6.77%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of March 31, 2018:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
Accruent, LLC, First Lien Term Loan	High Tech Industries	6.52% (L + 475, 1.00% Floor)	7/28/23	$5,713,298	$5,687,428	$5,684,731
Accruent, LLC, Delayed Draw Term Loan	High Tech Industries	6.53% (L + 475, 1.00% Floor)	7/28/23	9,213,967	9,172,426	9,167,897
Alaska Communications Systems Holdings, Inc. First Lien Term Loan A-1	Telecommunications	6.88% (L + 500, 1.00% Floor)	3/13/22	2,925,000	2,925,000	2,910,375
Alaska Communications Systems Holdings, Inc. First Lien Term Loan A-2	Telecommunications	8.88% (L + 700, 1.00% Floor)	3/13/23	4,975,000	4,975,000	4,950,125
AP Exhaust Acquisition, LLC, First Lien Term Loan	Automotive	6.81% (L + 500, 1.00% Floor)	5/10/24	13,646,875	13,406,828	13,373,938
AP Plastics Group, LLC, First Lien Term Loan B	Chemicals, Plastics, & Rubber	6.94% (L + 525, 1.00% Floor)	8/1/22	10,831,414	10,758,418	10,831,414
BARBRI, Inc., First Lien Term Loan	Services: Consumer	5.91% (L + 425, 1.00% Floor)	12/1/23	12,500,000	12,440,734	12,437,500
Community Care Health Network, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	6.74% (L + 475, 1.00% Floor)	2/26/25	10,000,000	9,975,303	9,975,303
Digital Room LLC, First Lien Term Loan	Media: Advertising, Printing & Publishing	6.88% (L + 500, 1.00% Floor)	12/29/23	14,962,500	14,815,236	14,815,236
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging & Glass	6.64% (L + 475, 1.00% Floor)	8/26/22	8,197,827	8,130,442	8,197,827
ENC Holding Corp., First Lien Term Loan	Transportation: Cargo	8.36% (L + 650, 1.00% Floor)	2/8/23	13,241,197	13,143,590	13,241,197
Entertainment Partners, LLC, First Lien Term Loan	Media: Diversified & Production	7.62% (L + 575, 1.00% Floor)	5/8/23	11,413,750	11,413,750	11,413,750
Edgewood Partners Holdings, LLC, First Lien Term Loan	Insurance	6.13% (L + 425, 1.00% Floor)	9/8/24	9,975,000	9,951,252	9,975,000
Give and Go Prepared Foods Corp., First Lien Term Loan	Beverage, Food & Tobacco	6.19% (L + 425, 1.00% Floor)	7/29/23	11,940,000	11,912,579	11,940,000

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
Golden West Packaging Group LLC, First Lien Term Loan	Containers, Packaging & Glass	7.13% (L + 525, 1.00% Floor)	6/20/23	$14,912,437	$14,798,479	$14,837,875
Highline Aftermarket Acquisition, LLC, First Lien Term Loan	Automotive	6.56% (L + 425, 1.00% Floor)	3/17/24	9,521,984	9,479,043	9,521,984
MHE Intermediate Holdings, LLC, Delayed Draw Term Loan	Services: Business	7.30% (L + 500, 1.00% Floor)	3/10/24	1,029,133	1,019,850	1,018,842
MHE Intermediate Holdings, LLC, First Lien Term Loan	Services: Business	7.30% (L + 500, 1.00% Floor)	3/10/24	10,297,263	10,207,067	10,194,291
National Spine and Pain Centers, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	6.80% (L + 450, 1.00% Floor)	6/2/24	9,925,000	9,880,802	9,925,000
NSM Sub Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	7.13% (L + 500, 1.00% Floor)	10/3/22	752,023	752,023	752,023
NSM Sub Holdings Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	7.30% (L + 500, 1.00% Floor)	10/3/22	7,245,287	7,190,210	7,245,287
Pasternack Enterprises, Inc., First Lien Term Loan	Wholesale	6.88% (L + 500, 1.00% Floor)	5/27/22	11,324,710	11,290,320	11,324,710
Pretium Packaging, LLC, First Lien Term Loan	Containers, Packaging & Glass	7.59% (L + 575, 1.00% Floor)	11/14/22	12,374,733	12,271,290	12,374,733
Protective Industrial Products, Inc., First Lien Term Loan	Services: Business	6.27% (L + 450, 1.60% Floor)	1/31/24	9,391,304	9,299,248	9,299,248
Q Holding Company, First Lien Term Loan B	Chemicals, Plastics, & Rubber	6.88% (L + 500, 1.00% Floor)	12/18/21	9,847,328	9,772,051	9,847,328
Service Logic Acquisition, Inc., First Lien Term Loan	Services: Business	6.55% (L + 425, 1.00% Floor)	7/31/23	12,468,750	12,413,080	12,468,750
Zenith Home Corporation, First Lien Term Loan	Consumer Goods: Non-Durable	6.32% (L + 450, 1.00% Floor)	12/27/23	9,500,000	9,453,520	9,453,520
Total					$256,534,969	$257,177,884

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR) or other base rate (commonly the Federal Funds Rate or the Prime Rate), at the borrower’s option. In addition, 100% of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2018 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of March 31, 2018 and for the three months then ended:

Selected Balance Sheet Information

	March 31, 2018	December 31, 2017
Investments, at fair value (cost of $256,534,969 and $218,608,429)	$257,177,884	$219,161,966
Cash and cash equivalents	3,759,669	13,261,538
Other assets	2,674,810	2,740,328
Total assets	$263,612,363	$235,163,832
Debt	172,270,000	146,880,000
Contributions received in advance	997,916	1,427,659
Distribution payable	1,497,272	1,211,787
Interest and credit facility fees payable	507,230	407,703
Other accrued expenses and payables	804,378	404,006
Total liabilities	$176,076,796	$150,331,155
Members’ equity	87,535,567	84,832,677
Total liabilities and members’ equity	$263,612,363	$235,163,832

Selected Statement of Operations Information

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Total Investment income	$4,095,104	$1,239,028
Interest and credit facility fees	1,688,121	806,166
Other fees and expenses	443,792	72,583
Total expenses	$2,131,913	$878,749
Unrealized appreciation (depreciation)	89,379	252,288
Net increase in members' capital	$2,052,570	$612,567

For the three months ended March 31, 2018 and 2017, the Company’s share of net estimated taxable income from Senior Loan Partners was $1.9 million and $0.2 million, respectively, which amounts are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of March 31, 2018 and 2017, $1.3 million and less than $0.1 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2018 and December 31, 2017.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2018 and December 31, 2017 represents zero, respectively, of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2018 and December 31, 2017 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. As of March 31, 2018, the Company’s asset coverage was 273%.

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of

$750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which extended the commitment termination date on the Credit Facility from February 29, 2020 to June 5, 2021 and the maturity date from February 19, 2021 to June 5, 2022, respectively. On March 15, 2018, the Company entered into a Third Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which (i) permanently reduces the aggregate amount of multicurrency commitments under the Credit Facility from $440,000,000 to $400,000,000 and (ii) reduces the amount of shareholders’ equity required under the Credit Facility from $500,000,000 plus any proceeds from the sale of equity interests to $450,000,000 plus any proceeds from the sale of equity interests.

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

Senior Secured Notes

On January 18, 2011, the Company closed a private placement issuance of $158,000,000 in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016 and $17,000,000 in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018 (collectively, the “Senior Secured Notes”). The $158,000,000 five-year, senior secured notes matured on January 18, 2016 and were prepaid using proceeds from the Company’s Credit Facility. On April 17, 2017, the Company redeemed the $17,000,000 aggregate principal amount of 6.60% senior secured notes due 2018, using proceeds from the Credit Facility. The notes were prepaid at 100% of the principal amount, plus accrued and unpaid interest through the prepayment date, as well as $651,472 make-whole premium.

The Company’s outstanding debt as of March 31, 2018 and December 31, 2017 was as follows:

	As of
	March 31, 2018					December 31, 2017
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$400,000,000	(2)	$174,000,000	$174,000,000		$440,000,000	(2)	$16,000,000	$16,000,000
2022 Convertible Notes	143,750,000		143,750,000	136,092,968	(3)	143,750,000		143,750,000	135,666,663	(5)
Convertible Notes	—		—	—	(4)	55,041,000		55,041,000	54,994,609	(4)
	$543,750,000		$317,750,000	$310,092,968		$638,791,000		$214,791,000	$206,661,272

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,724,551 and $3,932,481, respectively, as of March 31, 2018.

(4)

Represents the aggregate principal amount outstanding of the Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of zero and $46,391, respectively, as of December 31, 2017. No longer outstanding at March 31, 2018 due to maturity.

(5)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,920,287 and $4,163,050, respectively, as of December 31, 2017.

At March 31, 2018, the Company had $174,000,000 drawn on the Credit Facility as compared to $16,000,000 at December 31, 2017. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $226,000,000 at March 31, 2018 and $424,000,000 at December 31, 2017. The Company’s average outstanding debt balance during the three months ended March 31, 2018 and 2017 was $221,037,561 and $323,786,261, respectively. The maximum amounts borrowed during the three months ended March 31, 2018 and 2017 were $314,025,449 and $371,783,009, respectively.

Amortization of $441,630 and $392,036 related to debt issuance costs are presented as interest expense within the consolidated statements of operations for the three months ended March 31, 2018 and 2017.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three months ended March 31, 2018 and 2017 was 6.15% and 4.63%, respectively, exclusive of commitment fees of $355,177 and $247,031, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

The 2022 Convertible Notes contain certain covenants, including covenants requiring the Company to reserve shares of common stock for the purpose of satisfying all obligations to issue the underlying securities upon conversion of the securities and to furnish to holders of the securities upon request, any information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

At March 31, 2018, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

During April 2016, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During May 2017, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased, effective July 1, 2017, to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2018 or such time that all of the authorized shares have been repurchased. During the three months ended March 31, 2018, the Company purchased a total of 799,803 shares of its common stock on the open market for $4,785,155, including brokerage commissions. No such shares were purchased for the three months ended March 31, 2017. Since inception of the repurchase plan through March 31, 2018, the Company has purchased 5,576,657 shares of its common stock on the open market for $42,519,657, including brokerage commissions. The Company currently holds the shares it repurchased in treasury. At March 31, 2018, the total number of remaining shares authorized for repurchase was 1,475,308. Any amount of shares authorized for repurchase by the Board of Directors in May 2017 that remains unpurchased after June 30, 2018 will no longer be authorized for repurchase. On April 30, 2018, the Company’s Board of Directors authorized a total of 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased.

For the three months ended March 31, 2018 and 2017, declared distributions to common stockholders were $13,150,684 and $13,105,358, respectively. For the three months ended March 31, 2018 and 2017, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $816,549 and $902,431, respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2018 and December 31, 2017. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2018 and December 31, 2017, the Company was obligated to existing portfolio companies for unfunded commitments of $34.0 million and $42.1 million, respectively. Of the $34.0 million and $42.1 million total unfunded commitments at March 31, 2018 and December 31, 2017, respectively, $10.2 million and $12.7 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC (See Note 5). The aggregate fair value of unfunded commitments at March 31, 2018 and December 31, 2017 was $33.9 million and $42.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

From time to time, the Company and the Advisor may be a party to certain legal proceedings incidental to the normal course of its business, including the enforcement of its rights under contracts with our portfolio companies. Further, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the Company cannot predict the outcome of these legal proceedings with certainty, we do not expect that these proceedings will have a material effect on its consolidated financial statements.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility, Convertible Notes and 2022 Convertible Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility, Convertible Notes and 2022 Convertible Notes would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$174,000,000	$164,430,000	$16,000,000	$15,120,000
2022 Convertible Notes	136,092,968	148,781,250	135,666,663	144,898,540
Convertible Notes	—	—	54,994,609	55,178,607
Total	$310,092,968	$313,211,250	$206,661,272	$215,197,147

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at March 31, 2018 and December 31, 2017 in determining such fair values:

		Fair Value Inputs at March 31, 2018
	Fair Value at March 31, 2018	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,524,874	$—	$—	$23,524,874
Unsecured debt	107,600,822	—	—	107,600,822
Subordinated debt	33,760,000	—	—	33,760,000
Senior secured loans	491,169,541	—	—	491,169,541
Preferred stock	67,489,854	—	—	67,489,854
Common stock	12,998,098	—	—	12,998,098
Limited partnership/limited liability company interests	133,516,057	—	—	133,516,057
Equity warrants/options	—	—	—	—
Total investments	870,059,246	—	—	870,059,246
Cash and cash equivalents	1,569,618	1,569,618	—	—
Total	$871,628,864	$1,569,618	$—	$870,059,246

		Fair Value Inputs at December 31, 2017
	Fair Value at December 31, 2017	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,250,661	$—	$—	$23,250,661
Unsecured debt	95,266,709	—	—	95,266,709
Subordinated debt	29,600,000	—	—	29,600,000
Senior secured loans	404,219,616	—	—	404,219,616
Preferred stock	59,622,456	—	—	59,622,456
Common stock	16,206,829	—	—	16,206,829
Limited partnership/limited liability company interests	129,774,536	—	—	129,774,536
Equity warrants/options	—	—	—	—
Total investments	757,940,807	—	—	757,940,807
Cash and cash equivalents	29,014,645	29,014,645	—	—
Total	$786,955,452	$29,014,645	$—	$757,940,807

The valuation techniques used at March 31, 2018 and December 31, 2017 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or both using third party valuation firms was $870,059,246 and $757,940,807 as of March 31, 2018 and December 31, 2017, respectively. Any remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended March 31, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2018
Senior secured notes	$23,250,661	$48,110	$—	$226,103	$—	$—	$—	$23,524,874
Unsecured debt	95,266,709	—	(50,527,163)	50,527,162	21,440,862	(9,106,748)	—	107,600,822
Subordinated debt	29,600,000	—	—	—	4,160,000	—	—	33,760,000
Senior secured loans	404,219,616	77,876	(26,117,432)	24,814,883	104,115,624	(15,941,026)	—	491,169,541
Preferred stock	59,622,456	—	—	(3,500,847)	11,368,245	—	—	67,489,854
Common stock	16,206,829	—	(1,000)	(3,033,820)	—	(173,911)	—	12,998,098
Limited partnership/LLC Interest	129,774,536	—	—	(4,763,845)	8,505,366	—	—	133,516,057
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$757,940,807	$125,986	$(76,645,595)	$64,269,636	$149,590,097	$(25,221,685)	$—	$870,059,246

The following is a reconciliation for the three months ended March 31, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2017
Senior secured notes	$63,609,625	$76,530	$(13,682,622)	$15,029,905	$5,000,000	$(5,000,000)	$—	$65,033,438
Unsecured debt	127,317,932	—	—	(1,464,240)	5,430,672	(3,529,629)	—	127,754,735
Subordinated debt	28,800,000	—	—	—	—	—	—	28,800,000
Senior secured loans	548,515,315	803,423	(34,071,371)	33,502,712	92,130,852	(76,790,300)	—	564,090,631
Preferred stock	57,873,127	—	2,449,618	(228,401)	189,026	(7,823,936)	—	52,459,434
Common stock	37,632,386	—	3,369,690	(2,436,246)	73,295	(20,024,195)	—	18,614,930
Limited partnership/ LLC Interest	67,257,747	—	(9,638,439)	5,835,604	19,576,638	(939,269)	—	82,092,281
Equity warrants/options	117,358	—	(994,155)	1,068,780	—	(191,983)	—	—
Total investments	$931,123,490	$879,953	$(52,567,279)	$51,308,114	$122,400,483	$(114,299,312)	$—	$938,845,449

There were no transfers between Levels during the three months ended March 31, 2018 and 2017. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the three months ended March 31, 2018 and 2017 on investments still held by the Company at the respective period ends, for which Level 3 inputs were used in determining fair value was $(12,237,764) and $(754,469), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2018 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	8.00x	9.00x	8.50x
Unsecured debt	6.75x	7.25x	7.00x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	6.48x	7.28x	6.88x
Preferred stock	6.86x	7.58x	7.22x
Common stock	6.75x	7.25x	7.00x
Limited partnerships/LLC interest	4.51x	5.07x	4.79x
Equity warrants/options	n/a	n/a	n/a
Market Yields:
Senior secured notes	10.50%	11.50%	11.00%
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.94%	11.80%	11.42%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.05x	1.15x	1.10x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.04x	1.16x	1.10x
Common stock	1.05x	1.15x	1.10x
Limited partnerships/LLC interest	0.95x	1.05x	1.00x
Equity warrants/options	n/a	n/a	n/a
Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	0.90x	1.10x	1.00x
Equity warrants/options	n/a	n/a	n/a

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Per Share Data:
Net asset value, beginning of period	$7.83	$8.21
Net investment income	0.16	0.20
Net realized and unrealized gain (loss)	(0.17)	(0.01)
Total from investment operations	(0.01)	0.19
Distributions to stockholders from net investment income	(0.18)	(0.18)
Purchases of treasury stock at prices below net asset value	0.01	—
Issuance/reinvestment of stock at prices (below) above net asset value	—	—
Net increase (decrease) in net assets	(0.18)	0.01
Net asset value, end of period	$7.65	$8.22
Market price, end of period	$6.03	$7.55
Total return(1)	(0.28)%	11.79%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	3.94%	4.33%
Ratio of interest and other debt related expenses to average net assets(2)	2.66%	2.71%
Ratio of total expenses to average net assets(2)(3)	6.60%	7.04%
Ratio of net investment income to average net assets(2)	8.33%	9.89%
Net assets, end of period	$553,064,925	$598,447,725
Average debt outstanding	$221,037,561	$323,786,261
Weighted average shares outstanding	72,991,828	72,804,629
Average debt per share(4)	$3.03	$4.45
Portfolio turnover	2%	12%
Yield on total portfolio at cost	10.24%	9.26%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)	Ratio including incentive fee based on income waiver approved by the Company’s Board of Directors for the three months ended March 31, 2018 and 2017 (see Note 3 for more detail).
(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On April 27, 2018, Michael J. Zugay notified the Company that he is resigning from the Company for personal reasons, effective immediately. Mr. Zugay served as Chief Executive Officer of the Company. On April 30, 2018, the Company's Board of Directors appointed James E. Keenan as Interim Chief Executive Officer of the Company, effective immediately.

On April 30, 2018, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on July 9, 2018 to stockholders of record at the close of business on June 18, 2018.

On April 30, 2018, the Company’s Board of Directors authorized a total of 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased (See Note 8).

On April 16, 2018, the Company increased its capital commitment in Senior Loan Partners pro rata from $85.0 million to $113.3 million (See Note 5).

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

Financial and operating highlights

At March 31, 2018:

Investment portfolio, at fair value: $870.1 million

Net assets: $553.1 million

Indebtedness, excluding deferred financing costs: $314.0 million

Net asset value per share: $7.65

Portfolio Activity for the Three Months Ended March 31, 2018:

Cost of investments during period, including PIK: $144.6 million

Sales, repayments and other exits during period: $17.2 million

Number of portfolio companies at end of period: 31

Operating Results for the Three Months Ended March 31, 2018:

Net investment income per share: $0.16

Distributions declared per share: $0.18

Basic earnings/(loss) per share: $(0.01)

Net investment income: $11.6 million

Net realized and unrealized gain/(loss): $(12.5) million

Net increase/(decrease) in net assets from operations: $(0.9) million

Net investment income per share, as adjusted1: $0.16

Basic earnings per share, as adjusted1: $(0.01)

Net investment income, as adjusted1: $11.6 million

Net increase in net assets from operations, as adjusted1: $(0.9) million

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

Portfolio and investment activity

We invested approximately $144.6 million during the three months ended March 31, 2018. The new investments consisted of senior secured loans secured by first liens ($77.6 million, or 53.7%), second lien ($26.5 million, or 18.3%), and unsecured or subordinated debt securities and equity securities ($40.5 million, or 28.0%). Additionally, we received proceeds from sales/repayments and other exits of approximately $17.2 million during the three months ended March 31, 2018.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At March 31, 2018, our portfolio of $870.1 million (at fair value) consisted of 31 portfolio companies and was invested 56% in senior secured loans, 16% in unsecured or subordinated debt securities, 25% in equity investments, and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.6 million at March 31, 2018. Our largest portfolio company investment by value was approximately $100.3 million and our five largest portfolio company investments by value comprised approximately 35% of our portfolio at March 31, 2018. At December 31, 2017, our portfolio of $757.9 million (at fair value) consisted of 30 portfolio companies and was invested 53% in senior secured loans, 17% in unsecured or subordinated debt securities, 27% in equity investments and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.0 million at December 31, 2017. Our largest portfolio company investment by value was approximately $83.1 million and our five largest portfolio company investments by value comprised approximately 33% of our portfolio at December 31, 2017.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At March 31, 2018, our top three industry concentrations at fair value consisted of Finance (29.6%), Chemicals, Plastics, & Rubber (14.1%) and Energy: Oil & Gas (8.5%). At December 31, 2017, our top three industry concentrations at fair value consisted of Finance (29.5%), Chemicals, Plastics, & Rubber (16.3%) and Services: Business (9.9%) (See Note 5 to the consolidated financial statements).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.3% at March 31, 2018 and 10.8% at December 31, 2017. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.9% and 12.3%, respectively, at March 31, 2018, as compared to 10.7% and 11.6%, respectively, at December 31, 2017. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.2% at March 31, 2018 and 9.7% at December 31, 2017. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.9% and 12.3%, respectively, at March 31, 2018, as compared to 9.9% and 8.6%, respectively, at December 31, 2017. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents. Additionally, the weighted average yield of the total portfolio, at fair value and at amortized cost, was 10.2% and 10.2%, respectively, for three months ended March 31, 2018, as compared to 9.6% and 8.7%, respectively, for year ended December 31, 2017.

For the three months ended March 31, 2018 and 2017, the total return based on net asset value was 0.7% and 3.2%, respectively. For the three months ended March 31, 2018 and 2017, the total return based on market price was (0.3)% and 11.8%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.24 at March 31, 2018 and 1.35 at December 31, 2017. The following is a distribution of the investment ratings of our portfolio companies at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Grade 1	$758,543,219	$642,413,532
Grade 2	56,942,645	35,193,161
Grade 3	11,952,516	14,630,321
Grade 4	42,620,866	65,698,306
Not Rated	—	5,487
Total investments	$870,059,246	$757,940,807

Results of operations

Results comparisons for the three months ended March 31, 2018 and 2017.

Investment income

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Investment Income:
Interest and fees on senior secured loans	$11,708,016	$15,718,944
Interest and fees on other debt securities	4,895,408	7,147,270
Interest earned on short-term investments, cash equivalents	15,176	3,844
Dividends and fees on equity securities	4,217,838	2,057,101
Total investment income	$20,836,438	$24,927,159

Total investment income for the three months ended March 31, 2018 decreased $4.1 million, or 16.4%, as compared to the three months ended March 31, 2017. Excluding fee income, total investment income decreased by approximately 18.0%, primarily attributable to a decrease of 16.2% in average investment portfolio for the quarter ended March 31, 2018, at amortized cost, as compared to the quarter ended March 31, 2017. The decrease in portfolio size is primarily due to dispositions throughout 2017, the impact of which was partially offset by a higher rate environment and higher dividend income in 2018.

Expenses

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Expenses:
Base management fees	$3,312,369	$4,523,857
Incentive management fees	1,735,195	809,183
Interest and credit facility fees	3,708,958	3,987,080
Professional fees	733,164	565,110
Administrative services	553,764	327,677
Director fees	187,000	172,500
Investment advisor expenses	87,500	87,500
Other	630,737	698,135
Total expenses, before incentive management fee waiver	10,948,687	11,171,042
Incentive management fee waiver	(1,735,195)	(809,183)
Expenses, net of incentive management fee waiver	$9,213,492	$10,361,859

Total expenses, net of incentive management fee waiver, decreased $1.1 million, or 11.1%, for the three months ended March 31, 2018 from comparable period in 2017, primarily due to the decrease in management fees discussed below.

The decrease of $1.2 million, or 26.8%, in base management fees for the three months ended March 31, 2018 from comparable period in 2017 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits during 2017. Additionally, after March 6, 2017, the rate used to calculate management fees decreased from 2.0% of total assets to 1.75% of total assets, excluding cash (See Note 3 to the consolidated financial statements).

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through December 31, 2018 (See Note 3 to the consolidated financial statements). For the three months ended March 31, 2018 and 2017, there was no incentive management fees based on gains incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative. It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $11.6 million and $14.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease of $3.0 million over the comparable quarter was due to the $4.1 million decline in investment income, partially offset by the decrease in base management fees for the current quarter.

Net realized gain or loss

Net realized gain (loss) for the three months ended March 31, 2018 was $(76.6) million, as a result of restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd. Substantially all of these realized losses were reflected in unrealized depreciation in prior periods. Net realized loss for the three months ended March 31, 2017 amounted to $(51.6) million. $57.4 million of losses during the comparable quarter in 2017 were a result of restructurings or amendments of our debt investment in Advanced Lighting Technologies, Inc. (“Advanced Lighting”), and our debt and equity investments in U.S. Well Services, LLC (“USWS”), as well as the write-off of our investment in Shoreline Energy LLC (“Shoreline”). These losses were slightly offset by $5.7 million of gains realized on the sales of our equity investment in USI Senior Holdings, Inc. and our debt and equity investments in Bankruptcy Management Solutions, Inc.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2018 and 2017, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $64.1 million and a decrease in net unrealized depreciation of $51.4 million, respectively. The decrease in net unrealized depreciation for the three months ended March 31, 2018 was primarily due to i) reversal of previously recognized depreciation of $76.3 million after the restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd., offset partially by ii) $12.2 million net decrease in valuation of certain portfolio companies. The comparable period appreciation of $51.4 million in 2017 was primarily comprised of $1.4 million of overall net declines due to portfolio valuations during the quarter, offset by $52.7 million of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions or restructurings, namely Advanced Lighting, USWS and Shoreline.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended March 31, 2018 and 2017 was a decrease of $(0.9) million and an increase of $14.3 million, respectively. As compared to the prior period, the decrease is reflective of an overall decrease in net investment income of $3.0 million period-over-period, as well as a net realized and unrealized loss of $12.5 million for the current period as compared to $0.2 million of net realized and unrealized loss for the three months ended March 31, 2017.

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

Until March 6, 2017, we recorded our liability for Incentive Fees based on income as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter until March 6, 2017 was based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the pro-rated period until March 6, 2017. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilized for each trailing four-fiscal quarter period until March 6, 2017, with the formula applied to each quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements for a more detailed description of the Company’s incentive management fee. In addition, on March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018. BCIA has agreed to honor such waiver.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
GAAP Basis:
Net Investment Income	11,622,946	14,565,300
Net Investment Income per share	0.16	0.20
Addback: GAAP incentive management fee expense based on Gains	—	—
Addback: GAAP incentive management fee expense based on Income	—	—
Pre-Incentive Fee[1]:
Net Investment Income	11,622,946	14,565,300
Net Investment Income per share	0.16	0.20
Less: Incremental incentive management fee expense based on Income	—	—
As Adjusted[2]:
Net Investment Income	11,622,946	14,565,300
Net Investment Income per share	0.16	0.20

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

Financial condition, liquidity and capital resources

During the three months ended March 31, 2018, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used by operating activities for the three months ended March 31, 2018 was $(113,313,564). Our primary uses of cash from operating activities during the period consisted of purchases of investments of $(142,614,716), which excludes PIK. Our primary sources of cash from operating activities during the period consisted of net proceeds from sales and repayments of $17,187,184.

Net cash provided by financing activities during the three months ended March 31, 2018 was $85,868,537. Our sources of cash from financing activities consisted of $102,990,067 in borrowings under the Credit Facility, net of debt repayments. Our uses of cash consisted of cash distributions paid of $(12,336,375) and purchases of treasury stock of $(4,785,155).

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2018 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$174.0	$—	$—	$174.0	$—
2022 Convertible Notes	143.8	—	—	143.8	—
Interest and Credit Facility Fees Payable	2.8	2.8	—	—	—

(1)	At March 31, 2018, $226.0 million remained undrawn under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2018 and December 31, 2017. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2018 and December 31, 2017, the Company was obligated to existing portfolio companies for unfunded commitments of $34.0 million and $42.1 million, respectively. Of the $34.0 million total unfunded commitments at March 31, 2018, $10.2 million was on our aggregate $85.0 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2017 and 2016.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. With respect to our distributions paid to stockholders during the three months ended March 31, 2018 and 2017, distributions reinvested pursuant to our dividend reinvestment plan totaled $816,549 and $902,431, respectively.

On March 6, 2018, the Board of Directors of Company adopted amendments to the Company’s dividend reinvestment plan (the “Plan”). Under the terms of the amended Plan, if the Company declares a dividend or determines to make a capital gain or other distribution, the reinvestment plan agent will acquire shares for the participants’ accounts, depending upon the following circumstances, (i) through receipt of additional unissued but authorized shares from the Company (“newly issued shares”) and/or (ii) by purchase of outstanding shares on the open market (“open-market purchases”). If, on the distribution payment date, the last quarterly net asset value per share (“NAV”) is equal to or less than the closing market price per share on such distribution payment date (such condition often referred to as a “market premium”), the reinvestment plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to each participant’s account will be determined by dividing the dollar amount of the distribution by the greater of (i) the NAV or (ii) 95% of the closing market price on the distribution payment date. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Recent developments

On April 27, 2018, Michael J. Zugay notified the Company that he is resigning from the Company for personal reasons, effective immediately. Mr. Zugay served as Chief Executive Officer of the Company. On April 30, 2018, the Company's Board of Directors appointed James E. Keenan as Interim Chief Executive Officer of the Company, effective immediately. Effective as of April 30, 2018, the Company’s board of directors amended and restated the Company’s bylaws to clarify that the chairman of any stockholder meeting has the authority to adjourn such stockholder meeting.

On April 30, 2018, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on July 9, 2018 to stockholders of record at the close of business on June 18, 2018.

On April 30, 2018, the Company’s Board of Directors authorized a total of 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased (See Note 8 to the consolidated financial statements).

On April 16, 2018, the Company increased its capital commitment in Senior Loan Partners pro rata from $85.0 million to $113.3 million (See Note 5 to the consolidated financial statements).

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2018, 80% of our debt investments bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 97% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of March 31, 2018, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($’s in millions, except per share data)
Up 400 basis points	$14.4	$0.20
Up 300 basis points	$10.8	$0.15
Up 200 basis points	$7.2	$0.10
Up 100 basis points	$3.6	$0.05
Down 100 basis points	$(3.1)	$(0.04)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three months ended March 31, 2018 and 2017, we did not engage in any interest rate hedging activity.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended March 31, 2018:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	$6.27	25,111	25,111	2,250,000
February 2018	—	—	—	2,250,000
March 2018	5.97	774,692	774,692	1,475,308
	$5.98	799,803	799,803

(1)	The average price paid per share includes $0.03 commission fee per share.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash and borrowings under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: May 2, 2018	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: May 2, 2018	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer