Form 10-Q
period 2018-06-30
BlackRock Capital Investment Corp
filed 2018-08-01
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 1, 2018 was 71,015,946.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $260,738,061 and $311,938,762)	$239,623,756	$261,683,202
Non-controlled, affiliated investments (cost of $140,400,336 and $195,354,637)	171,502,210	215,779,077
Controlled investments (cost of $391,542,064 and $321,999,526)	365,144,975	280,478,528
Total investments at fair value (cost of $792,680,461 and $829,292,925)	776,270,941	757,940,807
Cash and cash equivalents	7,687,958	29,014,645
Receivable for investments sold	5,366,758	1,344,918
Interest, dividends and fees receivable	7,533,034	8,342,780
Prepaid expenses and other assets	3,118,038	3,236,819
Total Assets	$799,976,729	$799,879,969
Liabilities
Debt (net of deferred financing costs of $3,699,350 and $4,209,445)	$241,522,761	$206,661,272
Interest and credit facility fees payable	549,902	1,820,971
Distributions payable	12,782,869	13,152,924
Deferred tax liability (See Note 2)	1,810,391	—
Base management fees payable	3,850,899	3,734,655
Payable for investments purchased	—	479,297
Accrued administrative services	417,215	114,995
Other accrued expenses and payables	2,461,332	2,815,923
Total Liabilities	263,395,369	228,780,037
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,723,764 issued and 71,015,946 and 72,946,910 outstanding	77,861	77,723
Paid-in capital in excess of par	858,904,233	858,087,822
Undistributed / (Distributions in excess of) net investment income	(16,691,741)	(13,918,838)
Accumulated net realized loss on investments and extinguishment of debt	(235,435,820)	(162,723,790)
Net unrealized appreciation (depreciation), net of tax	(19,881,331)	(72,688,483)
Treasury stock at cost, 6,845,341 and 4,776,854 shares held	(50,391,842)	(37,734,502)
Total Net Assets	$536,581,360	$571,099,932
Total Liabilities and Net Assets	$799,976,729	$799,879,969
Net Asset Value Per Share	$7.56	$7.83

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$8,180,538	$12,249,128	$15,324,565	$23,533,457
PIK interest income	—	1,513,528	—	2,990,916
Cash dividend income	—	—	—	404,781
PIK dividend income	—	—	—	65,943
Fee income	283,501	41,780	748,707	340,677
Total investment income from non-controlled, non-affiliated investments	8,464,039	13,804,436	16,073,272	27,335,774
Non-controlled, affiliated investments:
Cash interest income	2,908,434	2,522,872	5,123,047	4,987,708
PIK interest income	—	918,265	690,960	2,115,110
PIK dividend income	191,126	277,119	380,152	466,145
Fee income	—	63,621	35,000	349,916
Total investment income from non-controlled, affiliated investments	3,099,560	3,781,877	6,229,159	7,918,879
Controlled investments:
Cash interest income	5,730,772	3,911,550	10,816,477	9,615,537
PIK interest income	516,747	1,043,953	1,283,213	1,176,434
Cash dividend income	3,490,425	2,111,151	6,617,286	3,508,502
PIK dividend income	—	—	731,516	—
Fee income	3,267	—	390,325	25,000
Total investment income from controlled investments	9,741,211	7,066,654	19,838,817	14,325,473
Other income	—	590,429	—	590,429
Total investment income	21,304,810	25,243,396	42,141,248	50,170,555
Expenses:
Base management fees	3,850,899	4,139,347	7,163,268	8,663,204
Incentive management fees	1,921,506	2,773,859	3,656,701	3,583,042
Interest and credit facility fees	3,989,257	5,261,085	7,698,215	9,248,165
Professional fees	618,756	792,283	1,351,920	1,357,393
Administrative services	417,214	303,782	970,978	631,459
Director fees	178,000	145,249	365,000	317,749
Investment advisor expenses	87,500	87,501	175,000	175,001
Other	625,480	644,853	1,256,217	1,342,988
Total expenses, before incentive management fee waiver	11,688,612	14,147,959	22,637,299	25,319,001
Incentive management fee waiver (See Note 3)	(1,921,506)	(2,773,859)	(3,656,701)	(3,583,042)
Expenses, net of incentive management fee waiver	9,767,106	11,374,100	18,980,598	21,735,959
Net Investment Income	11,537,704	13,869,296	23,160,650	28,434,596
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	3,919,359	8,362	(46,596,597)	(53,983,599)
Controlled investments	3,000	—	(26,115,432)	2,375,535
Net realized gain (loss)	3,922,359	8,362	(72,712,029)	(51,608,064)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(14,549,262)	(2,697,247)	29,141,255	54,003,848
Non-controlled, affiliated investments	13,734,096	6,225,975	15,156,671	3,537,381
Controlled investments	(8,511,872)	(576,287)	10,644,672	(3,280,674)
Foreign currency translation	(151,144)	145,276	(325,055)	218,571
Net change in unrealized appreciation (depreciation)	(9,478,182)	3,097,717	54,617,543	54,479,126
Net realized and unrealized gain (loss) before taxes	(5,555,823)	3,106,079	(18,094,486)	2,871,062
Deferred taxes (See Note 2)	(1,810,391)	—	(1,810,391)	—
Net realized and unrealized gain (loss) after taxes	(7,366,214)	3,106,079	(19,904,877)	2,871,062
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,171,490	$16,975,375	$3,255,773	$31,305,658
Net Investment Income Per Share—basic	$0.16	$0.19	$0.32	$0.39
Earnings (Loss) Per Share—basic	$0.06	$0.23	$0.05	$0.43
Average Shares Outstanding—basic	71,705,463	72,929,346	72,341,433	72,867,332
Net Investment Income Per Share—diluted	$0.16	$0.19	$0.31	$0.38
Earnings (Loss) Per Share—diluted	$0.06	$0.22	$0.05	$0.42
Average Shares Outstanding—diluted (See Note 4)	88,699,200	86,187,472	89,335,170	84,454,044
Distributions Declared Per Share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$23,160,650	$28,434,596
Net realized gain (loss)	(72,712,029)	(51,608,064)
Net change in unrealized appreciation (depreciation) before taxes	54,617,543	54,479,126
Deferred taxes	(1,810,391)	—
Net increase (decrease) in net assets resulting from operations	3,255,773	31,305,658
Distributions to Stockholders from(1):
Net investment income	(25,933,554)	(26,233,131)
Capital Share Transactions:
Share issuance - distribution reinvestment	816,549	1,782,691
Equity component of convertible notes	—	4,337,631
Purchases of treasury stock	(12,657,340)	—
Net increase (decrease) in net assets resulting from capital share transactions	(11,840,791)	6,120,322
Total Increase (Decrease) in Net Assets	(34,518,572)	11,192,849
Net assets at beginning of period	571,099,932	596,320,369
Net assets at end of period	$536,581,360	$607,513,218
Capital Share Activity:
Shares issued from reinvestment of distributions	137,523	255,841
Purchases of treasury stock	(2,068,487)	—
Net increase (decrease) in shares outstanding	(1,930,964)	255,841

(1) Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,255,773	$31,305,658
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(3,085,841)	(6,814,548)
Net amortization on investments	(652,624)	(1,428,522)
Amortization of debt issuance costs	841,256	967,138
Net change in unrealized (appreciation) depreciation on investments before taxes	(54,942,598)	(54,260,555)
Net change in unrealized (appreciation) depreciation on foreign currency translation	325,055	(218,571)
Deferred taxes	1,810,391	—
Net realized (gain) loss on investments	72,712,029	51,608,064
Changes in operating assets:
Purchase of investments	(202,110,500)	(136,386,584)
Proceeds from disposition of investments	169,310,189	186,347,401
Change in receivable for investments sold	(3,276,709)	(449,878)
Change in interest, dividends and fees receivable	178,770	(1,370,882)
Change in prepaid expenses and other assets	118,781	(6,477)
Changes in operating liabilities:
Change in payable for investments purchased	(479,297)	—
Change in interest and credit facility fees payable	(1,271,069)	(391,875)
Change in base management fees payable	116,244	(721,267)
Change in accrued administrative services	302,220	327,361
Change in other accrued expenses and payables	(354,591)	(120,288)
Net cash provided by (used in) operating activities	(17,202,521)	68,386,175
Financing Activities:
Distributions paid in cash	(25,487,059)	(26,584,676)
Proceeds from debt	219,061,233	254,215,477
Repayments of debt	(185,041,000)	(295,361,643)
Equity components of convertible notes	—	4,337,631
Purchase of treasury stock	(12,657,340)	—
Net cash provided by (used in) financing activities	(4,124,166)	(63,393,211)
Net increase (decrease) in cash and cash equivalents	(21,326,687)	4,992,964
Cash and cash equivalents, beginning of period	29,014,645	10,707,834
Cash and cash equivalents, end of period	$7,687,958	$15,700,798
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$6,741,999	$7,835,059
Taxes	$136,464	$109,456
Non-cash activities:
Interest and dividends receivable — PIK	$630,976	$1,876,801
Receivable for investments sold — escrow receivable	$745,131	$889,687
Share issuance - distribution reinvestment	$816,549	$1,782,691

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—4.48%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)(t)	Capital Equipment	19.31% (L + 700, 1.00% Floor Cash / 10.00% PIK)	10/4/23	$6,232,458	$2,181,306	$1,994,387
AGY Holding Corp., Second Lien(g)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/20	22,959,438	22,848,628	22,041,060
Total Senior Secured Notes					25,029,934	24,035,447
Unsecured Debt—18.18%
CB-HDT Holdings, Inc.(d)(g)(j)	Aerospace & Defense	12.00% PIK	12/15/19	7,654,305	7,654,305	7,654,305
Gordon Brothers Finance Company(g)(p)	Finance	13.00% (L + 1100, 1.00% Floor)	10/31/21	89,918,070	89,918,070	89,918,070
Total Unsecured Debt					97,572,375	97,572,375
Subordinated Debt—7.45%
First Boston Construction Holdings, LLC(d)(g)(k)	Finance	12.00%	2/23/23	40,000,000	40,000,000	40,000,000
Total Subordinated Debt					40,000,000	40,000,000
Senior Secured Loans—70.95%(e)
Advanced Lighting Technologies, Inc., First Lien(f)	Capital Equipment	9.86% (L + 750, 1.00% Floor)	10/4/22	5,167,130	5,079,358	5,167,130
AGY Holding Corp., First Lien(g)	Chemicals, Plastics, & Rubber	12.00%	9/15/20	24,021,390	24,021,390	23,781,176
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	10.98% (L + 900, 1.00% Floor)	2/19/21	13,000,000	12,922,425	13,000,000
MBS OpCo LLC, First Lien(f)	Services: Business	11.34% (L + 900, 1.00% Floor)	12/29/22	14,925,000	14,925,000	14,925,000
Midwest Physician Administrative Services, LLC, Second Lien	Healthcare & Pharmaceuticals	9.09% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,866,101	15,000,000
NorthStar Financial Services Group, LLC, Second Lien	Services: Business	9.59% (L + 750, 0.75% Floor)	5/25/26	14,000,000	13,930,625	13,930,625
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	12.05% (L + 1000, 1.00% Floor)	6/9/23	25,000,000	24,909,251	25,000,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Pathway Partners Vet Management Company, LLC, Second Lien	Services: Consumer	10.09% (L + 800, 1.00% Floor)	10/10/25	$13,888,889	$13,762,241	$13,819,444
Pathway Partners Vet Management Company LLC, Delayed Draw Term Loan(v)	Services: Consumer	10.09% (L + 800, 1.00% Floor)	10/10/25	7,358,419	7,286,816	7,321,627
PharmaLogic Holdings Corp., Second Lien(v)	Healthcare & Pharmaceuticals	10.05% (L + 800)	12/11/23	6,409,565	6,377,710	6,377,710
Pomeroy Group LLC, Second Lien	Services: Business	12.09% (L + 1000, 1.00% Floor)	11/30/22	27,500,000	27,168,421	27,500,000
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	23,050,000	23,050,000	18,670,500
St. George Warehousing & Trucking Co. of California, Inc., First Lien	Transportation: Cargo	11.70% (L + 938, 1.00% Floor)	4/28/22	33,166,043	33,166,043	33,166,043
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan	Transportation: Cargo	11.70% (L + 938, 1.00% Floor)	4/28/22	6,795,234	6,795,234	6,795,234
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
U.S. Well Services, LLC, Revolver(f)(v)	Energy: Oil & Gas	7.98% (L + 600, 1.00% Floor)	2/2/22	7,924,583	7,924,583	7,924,583
U.S. Well Services, LLC, First Lien(d)(f)	Energy: Oil & Gas	10.98% (L + 900, 1.00% Floor)	2/2/22	33,147,332	33,147,332	33,147,332
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	10.99% (L + 900, 1.00% Floor)	8/30/18	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	13.99% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,958,791
VetCor Professional Practices LLC, First Lien	Services: Consumer	10.25% (P + 525, 1.00% Floor)	4/20/21	6,964,224	6,964,224	6,964,224
VetCor Professional Practices LLC, Delayed Draw Term Loan(v)	Services: Consumer	10.25% (P + 525, 1.00% Floor)	4/20/21	3,950,100	3,886,508	3,950,100
Westmoreland Resource Partners, LP (Oxford Mining Company, LLC), First Lien(d)(t)	Metals & Mining	13.84% (L + 850, 0.75% Floor Cash / 3.00% PIK)	12/31/18	26,774,997	26,371,948	12,048,749
Zest Acquisition Corp., Second Lien	Healthcare & Pharmaceuticals	9.84% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,757,831	24,750,000
Total Senior Secured Loans					398,884,229	380,659,566
Preferred Stock - 10.37%
Advantage Insurance Inc.(d)(f)(j)	Insurance	8.00% PIK		750,000	10,729,337	9,375,000
CB-HDT Holdings, Inc., Series L(c)(g)	Aerospace & Defense			1,500,000	15,000,000	15,000,000
Gordon Brothers Finance Company(g)(p)	Finance	13.50%		30,945	30,944,838	30,944,838
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)(g)(u)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	11,053,124	329,881
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—
Total Preferred Stock					67,727,299	55,649,719

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—2.87%(c)
Advanced Lighting Technologies, Inc.(f)	Capital Equipment			149,717	$—	$—
CB-HDT Holdings, Inc., Series A(g)	Aerospace & Defense			744,723	7,447,230	4,800,640
Gordon Brothers Finance Company(g)(p)	Finance			10,598	10,598,300	10,598,300
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,657,656	—
Total Common Stock					24,703,186	15,398,940
Limited Partnership/Limited Liability Company Interests—30.37%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(v)	Finance			92,348,522	92,348,522	91,425,037
ETX Energy, LLC(c)(m)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(g)(k)	Finance			10,000,000	10,000,000	9,981,168
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	—
MBS Parent, LLC(c)(f)(o)	Services: Business			546	500,000	474,107
SVP-Singer Holdings LP(c)(j)	Consumer Goods: Durable			1,416,279	5,030,156	—
U.S. Well Services, LLC, Class A(c)(f)(j)(l)	Energy: Oil & Gas			19,582,356	11,980,712	35,055,739
U.S. Well Services, LLC, Class B(c)(f)(j)(l)	Energy: Oil & Gas			7,157,374	4,378,964	2,522,180
U.S. Well Services, LLC, Class D(c)(f)(j)(l)	Energy: Oil & Gas			8,085	4,947	4,156,004
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	19,340,659
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					138,068,988	162,954,894

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.00%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Capital Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					694,450	—
TOTAL INVESTMENTS—144.67%					$792,680,461	$776,270,941
OTHER ASSETS & LIABILITIES (NET)—(44.67)%						(239,689,581)
NET ASSETS—100.0%						$536,581,360

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at June 30, 2018.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 81.0% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 97.9% of the fair value of such senior secured loans have floors of 0.75% to 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2018 of all contracts within the specified loan facility.

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
(j)

Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 32.5% of the Company’s net assets at June 30, 2018.

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

(o)

The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of MBS Parent, LLC and thus a non-controlled, affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2018

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 4-08(g) and S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 is shown below:

	June 30, 2018	December 31, 2017
($ in millions)
Total assets	$569.4	$461.9
Total senior debt	$381.3	$302.5

($ in millions)	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Total revenue	$17.7	$10.9	$32.3	$21.3
Net change in owners’ equity resulting from operations	$0.6	$(3.9)	$3.0	$(4.5)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$0.8	$(2.6)	$1.8	$(2.9)
Provision for loan loss	$0.5	$0.3	$0.8	$0.5

Note: Balance sheet amounts are as of period end

(q)

This investment is deemed significant under Regulation S-X Rule 4-08(g) and S-X Rule 10-01(b)(1). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC for the three and six months ended June 30, 2018 and 2017.

(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (See Note 10).
(s)	Unaudited.

(t)        The payment-in-kind (PIK) portion of interest is non-accrual as of June 30, 2018.

(u)       The investment is on non-accrual status as of June 30, 2018 and therefore non-income producing.  At June 30, 2018, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 0.06% and 1.76%, respectively.

(v)        Position or portion thereof has an unfunded loan commitment as of June 30, 2018 (See Note 9).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2018

(Unaudited)

							Six Months Ended June 30, 2018
Non-controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at June 30, 2018		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$1,488,161	$—	$—	$506,226	$1,994,387		$—	$272,797	$—	$—
Senior Secured Loan, First Lien	5,193,161	12,123	(26,031)	(12,123)	5,167,130		—	255,245	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	9,495,000	380,153	—	(500,153)	9,375,000		—	—	—	380,152
AGY Holding Corp.:
Senior Secured Note, Second Lien	21,762,500	—	(21,762,500)	—	—	†	—	—	—	—
Senior Secured Loan, First Lien	24,021,390	—	(24,021,390)	—	—	†	—	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	14,630,321	—	(14,630,321)	—	—	†	—	—	—	—
Common Stock	—	—	—	—	—	†	—	—	—	—
ETX Energy, LLC:
Limited Liability Co. Interest	—	—	—	—	—	††	—	—	—	—
ETX Energy Management Company, LLC:
Limited Liability Co. Interest	—	—	—	—	—	††	—	—	—	—
MBS OpCo LLC:
Senior Secured Loan, First Lien	15,000,000	—	(75,000)	—	14,925,000		—	834,218	35,000	—
MBS Parent, LLC:
Limited Liability Co. Interest	500,000	—	—	(25,893)	474,107		—	—	—	—
U.S. Well Services, LLC:
Revolver	7,924,583	—	—	—	7,924,583		—	305,637	—	—
Senior Secured Loan, First Lien	32,457,904	1,024,250	(334,822)	—	33,147,332		—	1,891,999	—	—
Limited Liability Co. Interest, Class A	28,370,328	—	—	6,685,411	35,055,739		—	—	—	—
Limited Liability Co. Interest, Class B	2,052,153	—	—	470,027	2,522,180		—	—	—	—
Limited Liability Co. Interest, Class D	1,683,267	—	—	2,472,737	4,156,004		—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	—	22,461,298		—	1,211,331	—	—
Senior Secured Loan, Second Lien	14,958,791	—	—	—	14,958,791		—	1,042,780	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	13,780,220	—	—	5,560,439	19,340,659		—	—	—	—
Totals	$215,779,077	$1,416,526	$(60,850,064)	$15,156,671	$171,502,210		$—	$5,814,007	$35,000	$380,152

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

The aggregate fair value of non-controlled, affiliated investments at June 30, 2018 represents 32.0% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2018

(Unaudited)

							Six Months Ended June 30, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes	Fair Value at June 30, 2018		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$—	$23,019,152	$—	$(978,092)	$22,041,060	†	$—	$1,167,082	$—	$—
Senior Secured Loan, First Lien	—	24,021,390	—	(240,214)	23,781,176	†	—	1,457,296	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	15,361,837	—	(15,031,956)	329,881	†	—	—	—	731,516
Common Stock	—	—	—	—	—	†	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	72,376,597	19,971,925	—	(923,485)	91,425,037		—	—	—	4,316,869
CB-HDT Holdings, Inc.:
Unsecured Debt	5,030,667	2,623,638	—	—	7,654,305		—	385,510	—	—
Preferred Stock	15,000,000	—	—	—	15,000,000		—	—	—	—
Common Stock	5,608,529	—	—	(807,889)	4,800,640		—	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	29,600,000	10,400,000	—	—	40,000,000		—	2,062,853	57,491	—
Limited Liability Co. Interest	7,421,740	2,600,000	—	(40,572)	9,981,168		—	—	14,373	453,774
Gordon Brothers Finance Company:
Unsecured Debt	83,105,886	27,495,813	(20,683,628)	(1)	89,918,070		—	5,867,966	161,745	—
Preferred Stock	20,497,135	10,447,703	—	—	30,944,838		—	—	156,716	1,846,643
Common Stock	10,598,300	—	—	—	10,598,300		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan, First Lien	15,104,674	—	(40,910,000)	25,805,326	—	††	(26,114,432)	—	—	—
Common Stock	—	—	(1,000)	1,000	—	††	(1,000)	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	16,135,000	—	—	2,535,500	18,670,500		—	1,158,983	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	—	(325,055)	325,055	—		—	—	—	—
Totals	$280,478,528	$135,941,458	$(61,919,683)	$10,644,672	$365,144,975		$(26,115,432)	$12,099,690	$390,325	$7,348,802

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

†	Investment moved into the controlled category from the non-controlled, affiliated category.
††	Investment no longer held as of June 30, 2018.

The aggregate fair value of controlled investments at June 30, 2018 represents 68.1% of the Company’s net assets.

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
(v)

The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of MBS Parent, LLC and thus a non-controlled, affiliated investment.

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

The interim financial information at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company may not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

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

For the three and six months ended June 30, 2018, the Company incurred $3,850,899 and $7,163,268, respectively, in base management fees under the investment management agreement. For the three and six months ended June 30, 2017, the Company incurred $4,139,347 and $8,663,204, respectively, in base management fees.

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

Until March 6, 2017, BlackRock Advisors was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended June 30, 2018 and 2017 was determined by reference to the four quarter periods ended on June 30, 2018 and 2017, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and six months ended June 30, 2018, the Company incurred $1,921,506 and $3,656,701, respectively, in Incentive Fees based on income. For the three months ended June 30, 2017 and the period after March 6, 2017 to June 30, 2017, the Company incurred $2,773,859 and $3,583,042, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months. BCIA has agreed to honor such waiver.  The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income was $1,921,506 and $3,656,701, for the three and six months ended June 30, 2018, respectively, and $2,773,859 and $3,583,042 for the three months ended June 30, 2017 and the period after March 6, 2017 to June 30, 2017, respectively, resulting in no net Incentive Fees based on income incurred by the Company.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at June 30, 2018 and 2017, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at June 30, 2018 and 2017.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three and six months ended June 30, 2018 and 2017 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2018, the Company incurred $87,500 and $175,000, respectively, for such investment advisor expenses. For the three and six months ended June 30, 2017, the Company incurred $87,501 and $175,001, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and six months ended June 30, 2018 were $305,769. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2017 were zero.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2018, the Company incurred $417,214 and $970,978, respectively, for such administrative services expenses. For the three and six months ended June 30, 2017, the Company incurred $303,782 and $631,459, respectively, for such administrative services expenses.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors assumed the role as investment adviser to the Company. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. BlackRock Advisors and BCIA did not own any shares of the Company at June 30, 2018 and 2017.

At June 30, 2018 and December 31, 2017, other entities affiliated with the Administrator and Advisor beneficially owned approximately 323,000 and 462,000 shares, respectively, of the Company’s common stock, representing approximately 0.5% and 0.6%, respectively, of the total shares outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$4,171,490	$16,975,375	$3,255,773	$31,305,658
Weighted average shares outstanding – basic	71,705,463	72,929,346	72,341,433	72,867,332
Earnings (Loss) per share – basic:	$0.06	$0.23	$0.05	$0.43
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$4,171,490	$16,975,375	$3,255,773	$31,305,658
Adjustments for interest on unsecured convertible senior notes(1)	—	2,246,666	—	4,078,409
Net increase (decrease) in net assets resulting from operations, as adjusted	$4,171,490	$19,222,041	$3,255,773	$35,384,067
Weighted average shares outstanding – diluted(1)	71,705,463	86,187,472	72,341,433	84,454,044
Earnings (Loss) per share – diluted:	$0.06	$0.22	$0.05	$0.42

(1)	No adjustments for interest or incremental shares were included for the 2018 periods, as the effect of unsecured senior convertible notes would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three and six months ended June 30, 2018 totaled $61,267,809 and $205,827,317, respectively. Purchases of investments, including PIK, for the three and six months ended June 30, 2017 totaled $22,750,749 and $145,077,933, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2018 totaled $152,123,005 and $169,310,189, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2017 totaled $71,978,563 and $186,347,401, respectively.

At June 30, 2018, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$25,029,934	$24,035,447
Unsecured debt	97,572,375	97,572,375
Subordinated debt	40,000,000	40,000,000
Senior secured loans:
First lien	227,665,343	213,330,869
Second/other priority lien	171,218,886	167,328,697
Total senior secured loans	398,884,229	380,659,566
Preferred stock	67,727,299	55,649,719
Common stock	24,703,186	15,398,940
Limited partnership/limited liability company interests	138,068,988	162,954,894
Equity warrants/options	694,450	—
Total investments	$792,680,461	$776,270,941

At December 31, 2017, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$23,773,283	$23,250,661
Unsecured debt	145,793,872	95,266,709
Subordinated debt	29,600,000	29,600,000
Senior secured loans:
First lien	241,151,702	214,875,825
Second/other priority lien	195,316,002	189,343,791
Total senior secured loans	436,467,704	404,219,616
Preferred stock	56,167,927	59,622,456
Common stock	25,029,241	16,206,829
Limited partnership/limited liability company interests	111,766,448	129,774,536
Equity warrants/options	694,450	—
Total investments	$829,292,925	$757,940,807

Industry Composition

The industry composition of the portfolio at fair value at June 30, 2018 and December 31, 2017 was as follows:

Industry	June 30, 2018	December 31, 2017
Finance	35.2%	29.5%
Chemicals, Plastics, & Rubber	14.9	16.3
Energy: Oil & Gas	10.7	9.6
Services: Business	7.3	9.9
Retail	6.3	6.1
Healthcare & Pharmaceuticals	5.9	5.3
Transportation: Cargo	5.1	0.0
Services: Consumer	4.1	7.0
Aerospace & Defense	3.5	3.4
Containers, Packaging, & Glass	3.2	3.3
Metals & Mining	1.6	3.4
Insurance	1.2	1.3
Capital Equipment	1.0	0.9
Construction & Building	—	2.6
Consumer Goods: Durable	—	0.9
High Tech Industries	—	0.5
Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2018 was United States 97.6%, and Canada 2.4%, and at December 31, 2017 was United States 96.5%, Canada 2.1%, Bermuda 0.9%, and the Cayman Islands 0.5%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $133.3 million of equity to Senior Loan Partners, with the Company providing $113.3 million and Windward providing $20.0 million. As of June 30, 2018, Senior Loan Partners had called and received $108.6 million of combined equity capital, of which the Company funded $92.3 million and Windward funded $16.3 million. As of June 30, 2018, Senior Loan Partners had received $0.7 million of contributions in advance from Windward, which is recorded as a liability in Senior Loan Partners’ Consolidated Statements of Assets and Liabilities, as shown in the selected balance sheet information below. As a result, remaining commitments from the Company and Windward as of June 30, 2018 were $21.0 million and $3.7 million, respectively. Capital contributions have been used to make investments and to fund certain start-up expenses and ongoing administrative expenses of Senior Loan Partners.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. The Senior Facility is scheduled to mature on June 24, 2021. Senior Loan Partners and Senior Loan Funding, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding were not in default with any covenants or requirements thereunder as of June 30, 2018.

As of June 30, 2018, $165.0 million was drawn on the Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $35.0 million. The average outstanding debt balance during the three and six months ended June 30, 2018 was $169.7 million and $161.4 million, respectively, and the maximum amount borrowed during the same three and six month periods was $185.3 million. During the three and six months ended June 30, 2018, $2.0 million and $3.7 million of interest expense and other debt related expenses were incurred under the Senior Facility, respectively.

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement ( the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2021. In July 2018, the New Senior Facility was drawn upon, and funds received were used to repay the Senior Facility outstanding balance, at which point, the related LSA with Citi was terminated.

As of June 30, 2018, Senior Loan Partners had total investments at fair value of $262,621,547, comprised of senior secured first lien loans, delayed draw term loans and undrawn revolving loans to a total of 22 borrowers. As of June 30, 2018, none of these loans were on non-accrual status. Purchase of investments for the six months ended June 30, 2018 was $100.6 million. Proceeds from investment sales, prepayments or exits for the six months ended June 30, 2018 were $57.2 million. Additionally, Senior Loan Partners had unfunded commitments to eight borrowers totaling $23.2 million. The aggregate fair value of the unfunded commitments at June 30, 2018 was $23.1 million. The weighted average yield of the portfolio at its current cost basis as of June 30, 2018 and December 31, 2017 was 7.26% and 6.77%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of June 30, 2018:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
Accruent, LLC, Delayed Draw Term Loan	High Tech Industries	7.11% (L + 475, 1.00% Floor)	7/28/23	$11,052,138	$10,992,130	$10,996,878
Accruent, LLC, First Lien Term Loan	High Tech Industries	7.09% (L + 475, 1.00% Floor)	7/28/23	8,271,635	8,234,005	8,230,277
AP Exhaust Acquisition, LLC, First Lien Term Loan	Automotive	7.36% (L + 500, 1.00% Floor)	5/10/24	13,612,500	13,382,240	13,204,125
AP Plastics Group, LLC, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.25% (L + 525, 1.00% Floor)	8/1/22	10,803,947	10,736,312	10,803,947
BARBRI, Inc., First Lien Term Loan	Services: Consumer	6.25% (L + 425, 1.00% Floor)	12/1/23	12,468,750	12,412,088	12,406,406
Community Care Health Network, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	6.92% (L + 475, 1.00% Floor)	2/26/25	10,000,000	9,976,194	9,975,000
Crown Paper Group Inc., First Lien Term Loan	Containers, Packaging, & Glass	6.75% (L + 475, 1.00% Floor)	4/3/24	13,220,565	13,075,594	13,075,594
Digital Room, LLC, First Lien Term Loan	Media: Advertising, Printing & Publishing	7.10% (L + 500, 1.00% Floor)	12/29/23	14,925,000	14,784,121	14,925,000
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging, & Glass	6.84% (L + 475, 1.00% Floor)	8/26/22	8,197,826	8,134,252	8,197,826
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.34% (L + 425, 1.00% Floor)	9/8/24	14,937,469	14,914,638	14,937,469
ENC Holding Corporation, First Lien Term Loan	Transportation: Cargo	6.58% (L + 425, 1.00% Floor)	5/30/25	9,428,571	9,405,176	9,405,176
Entertainment Partners, LLC, First Lien Term Loan	Media: Diversified & Production	8.16% (L + 575, 1.00% Floor)	5/8/23	11,385,000	11,385,000	11,385,000
Golden West Packaging Group, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.34% (L + 525, 1.00% Floor)	6/20/23	14,490,308	14,381,788	14,417,857
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Services: Business	7.33% (L + 500, 1.00% Floor)	3/10/24	1,026,545	1,017,652	1,016,280

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Term & Delayed Draw Loans
MHE Intermediate Holdings LLC, First Lien Term Loan	Services: Business	7.33% (L + 500, 1.00% Floor)	3/10/24	$10,271,310	$10,184,895	$10,168,597
MSHC, Inc. (Service Logic), First Lien Term Loan	Services: Business	6.58% (L + 425, 1.00% Floor)	7/31/23	12,437,500	12,384,431	12,437,500
National Spine and Pain Centers, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	6.59% (L + 450, 1.00% Floor)	6/2/24	9,900,000	9,857,585	9,900,000
New Era Technology, Inc., First Lien Term Loan	Services: Business	8.58% (L + 650, 1.00% Floor)	6/22/23	9,285,714	9,100,204	9,100,204
NSM Sub Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.84% (L + 450, 1.00% Floor)	10/3/22	752,023	752,023	722,786
NSM Sub Holdings Corp., Revolving Term Loan	Healthcare & Pharmaceuticals	9.00% (P + 400, 1.00% Floor)	10/3/22	279,500	279,500	271,256
NSM Sub Holdings Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	6.83% (L + 450, 1.00% Floor)	10/3/22	14,983,841	14,874,534	14,871,462
Pasternack Enterprises, Inc. et al., First Lien Term Loan	Wholesale	9.00% (P + 400, 1.00% Floor)	5/27/22	11,295,883	11,263,562	11,295,883
Pretium Packaging, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.34% (L + 500, 1.00% Floor)	11/14/23	12,343,796	12,245,082	12,282,077
Protective Industrial Products, Inc., First Lien Term Loan	Services: Business	6.59% (L + 450, 1.00% Floor)	1/31/24	9,367,826	9,279,699	9,367,826
Q Holding Company, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.09% (L + 500, 1.00% Floor)	12/18/21	9,821,883	9,751,650	9,821,883
Zenith Home Corp., First Lien Term Loan	Consumer Goods: Non-Durable	6.58% (L + 450, 1.00% Floor)	12/27/23	9,452,500	9,408,037	9,405,238
Total					$262,212,392	$262,621,547

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 100% of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2018 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of June 30, 2018 and for the three and six months then ended:

Selected Balance Sheet Information

	June 30, 2018	December 31, 2017
Investments, at fair value (cost of $262,212,392 and $218,608,429)	$262,621,547	$219,161,966
Cash and cash equivalents	10,569,029	13,261,538
Other assets	2,558,842	2,740,328
Total assets	$275,749,418	$235,163,832
Debt	164,970,000	146,880,000
Contributions received in advance	703,202	1,427,659
Distribution payable	1,006,112	1,211,787
Interest and credit facility fees payable	492,317	407,703
Other accrued expenses and payables	687,425	404,006
Total liabilities	$167,859,056	$150,331,155
Members’ equity	107,890,362	84,832,677
Total liabilities and members’ equity	$275,749,418	$235,163,832

Selected Statement of Operations Information

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Total Investment income	$5,009,531	$2,542,564	$9,104,635	$3,781,591
Interest and credit facility fees	1,986,702	732,214	3,674,824	1,448,704
Other fees and expenses	251,142	132,141	694,933	294,399
Total expenses	$2,237,844	$864,355	$4,369,757	$1,743,103
Net realized and unrealized appreciation (depreciation)	(157,814)	(43,871)	(68,435)	271,197
Net increase in members' capital	$2,613,873	$1,634,338	$4,666,443	$2,309,685

For the three and six months ended June 30, 2018, the Company’s share of net estimated taxable income from Senior Loan Partners was $2.4 million and $4.3 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations.  The estimated taxable income for the three and six months ended June 30, 2017 was $1.4 million and $1.6 million, respectively. As of June 30, 2018 and 2017, $0.8 million and $0.6 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2018 and December 31, 2017.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2018 and December 31, 2017 represents zero of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2018 and December 31, 2017 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. As of June 30, 2018, the Company’s asset coverage was 317%.

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which extended the commitment termination date on the Credit Facility from February 29, 2020 to June 5, 2021 and the maturity date from February 19, 2021 to June 5, 2022, respectively. On March 15, 2018, the Company entered into a Third Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which (i) permanently reduces the aggregate amount of multicurrency commitments under the Credit Facility from $440,000,000 to $400,000,000 and (ii) reduces the amount of shareholders’ equity required under the Credit Facility from $500,000,000 plus 25% of net proceeds from the sale of equity interests to $450,000,000 plus 25% of net proceeds from the sale of equity interests.

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

The Company’s outstanding debt as of June 30, 2018 and December 31, 2017 was as follows:

	As of
	June 30, 2018					December 31, 2017
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$400,000,000	(2)	$105,000,000	$105,000,000		$440,000,000	(2)	$16,000,000	$16,000,000
2022 Convertible Notes	143,750,000		143,750,000	136,522,761	(3)	143,750,000		143,750,000	135,666,663	(5)
Convertible Notes	—		—	—	(4)	55,041,000		55,041,000	54,994,609	(4)
	$543,750,000		$248,750,000	$241,522,761		$638,791,000		$214,791,000	$206,661,272

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,527,889 and $3,699,350, respectively, as of June 30, 2018.

(4)

Represents the aggregate principal amount outstanding of the Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of zero and $46,391, respectively, as of December 31, 2017. No longer outstanding at June 30, 2018 due to maturity.

(5)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,920,287 and $4,163,050, respectively, as of December 31, 2017.

At June 30, 2018, the Company had $105,000,000 drawn on the Credit Facility as compared to $16,000,000 at December 31, 2017. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $295,000,000 at June 30, 2018 and $424,000,000 at December 31, 2017. The Company’s average outstanding debt balance during the three months ended June 30, 2018 and 2017 was $269,915,681 and $334,668,593, respectively. The maximum amounts borrowed during the three months ended June 30, 2018 and 2017 were $329,042,847 and $412,247,365, respectively. The Company’s average outstanding debt balance during the six months ended June 30, 2018 and 2017 was $245,611,643 and $329,257,489, respectively. The maximum amounts borrowed during the six months ended June 30, 2018 and 2017 were $329,042,847 and $412,247,365, respectively.

Amortization of $399,626 and $841,256 related to debt issuance costs are included in interest expense within the consolidated statements of operations for the three and six months ended June 30, 2018. Amortization of $575,102 and $967,138 related to debt issuance costs are included in interest expense within the consolidated statements of operations for the three and six months ended June 30, 2017.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and six months ended June 30, 2018 was 5.55% and 5.82%, respectively, exclusive of commitment fees of $253,126 and $608,303, respectively. The weighted average annual interest cost for the three and six months ended June 30, 2017 was 6.01% and 5.36%, respectively, exclusive of commitment fees of $250,031 and $497,063, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At June 30, 2018, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

During April 2016, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2017 or such time that all of the authorized shares have been repurchased. During May 2017, the Board of Directors approved an increase to the remaining amount of shares authorized to be repurchased, effective July 1, 2017, to a total of 2,500,000 shares, and an extension to the plan until the earlier of June 30, 2018 or such time that all of the authorized shares have been repurchased. During the three and six months ended June 30, 2018, the Company purchased a total of 1,268,684 shares and 2,068,487, respectively, of its common stock on the open market for $7,872,185 and $12,657,340, respectively, including brokerage commissions. No such shares were purchased for the three and six months ended June 30, 2017. Since inception of the repurchase plan through June 30, 2018, the Company has purchased 6,845,341 shares of its common stock on the open market for $50,391,842, including brokerage commissions. The Company currently holds the shares it repurchased in treasury. Of the 2,500,000 shares authorized for repurchase in May 2017, 206,624 shares remained unpurchased at June 30, 2018, after which such shares were no longer authorized for repurchase. On April 30, 2018, the Company’s Board of Directors authorized a total of 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased. Any amount of shares authorized for repurchase by the Board of Directors in April 30, 2018 that remains unpurchased after June 30, 2019 will no longer be authorized for repurchase.

For the three and six months ended June 30, 2018, declared distributions to common stockholders were $12,782,869 and $25,933,554, respectively. For the three and six months ended June 30, 2017, declared distributions to common stockholders were $13,127,773 and $26,233,131, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (See Note 2). For the three and six months ended June 30, 2018, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $863,301 through purchase of shares in the open market, and $1,679,850 through issuance of new shares and purchase of shares in the open market, respectively. For the three and six months ended June 30, 2017, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $880,260 and $1,782,691, respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2018 and December 31, 2017. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2018 and December 31, 2017, the Company was obligated to existing portfolio companies for unfunded commitments of

$52.9 million and $42.1 million, respectively. Of the $52.9 million total unfunded commitments at June 30, 2018, $21.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (See Note 5). The aggregate fair value of unfunded commitments at June 30, 2018 and December 31, 2017 was $52.6 million and $42.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$105,000,000	$99,225,000	$16,000,000	$15,120,000
2022 Convertible Notes	136,522,761	146,085,936	135,666,663	144,898,540
Convertible Notes	—	—	54,994,609	55,178,607
Total	$241,522,761	$245,310,936	$206,661,272	$215,197,147

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at June 30, 2018 and December 31, 2017 in determining such fair values:

		Fair Value Inputs at June 30, 2018
	Fair Value at June 30, 2018	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$24,035,447	$—	$—	$24,035,447
Unsecured debt	97,572,375	—	—	97,572,375
Subordinated debt	40,000,000	—	—	40,000,000
Senior secured loans	380,659,566	—	—	380,659,566
Preferred stock	55,649,719	—	—	55,649,719
Common stock	15,398,940	—	—	15,398,940
Limited partnership/limited liability company interests	162,954,894	—	—	162,954,894
Equity warrants/options	—	—	—	—
Total investments	776,270,941	—	—	776,270,941
Cash and cash equivalents	7,687,958	7,687,958	—	—
Total	$783,958,899	$7,687,958	$—	$776,270,941

		Fair Value Inputs at December 31, 2017
	Fair Value at December 31, 2017	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,250,661	$—	$—	$23,250,661
Unsecured debt	95,266,709	—	—	95,266,709
Subordinated debt	29,600,000	—	—	29,600,000
Senior secured loans	404,219,616	—	—	404,219,616
Preferred stock	59,622,456	—	—	59,622,456
Common stock	16,206,829	—	—	16,206,829
Limited partnership/limited liability company interests	129,774,536	—	—	129,774,536
Equity warrants/options	—	—	—	—
Total investments	757,940,807	—	—	757,940,807
Cash and cash equivalents	29,014,645	29,014,645	—	—
Total	$786,955,452	$29,014,645	$—	$757,940,807

The valuation techniques used at June 30, 2018 and December 31, 2017 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were the market approach, income approach or both using third party valuation firms or broker quotes for identical or similar assets. The total fair market value using the market or income approach or both using third party valuation firms was $776,270,941 and $757,940,807 as of June 30, 2018 and December 31, 2017, respectively. Any remaining balance was determined using broker quotes for identical or similar assets.

The following is a reconciliation for the three months ended June 30, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2018	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2018
Senior secured notes	$23,524,874	$11,604	$—	$(697,969)	$1,196,938	$—	$—	$24,035,447
Unsecured debt	107,600,822	—	—	—	8,678,589	(18,707,036)	—	97,572,375
Subordinated debt	33,760,000	—	—	—	6,240,000	—	—	40,000,000
Senior secured loans	491,169,541	515,034	—	(10,791,457)	25,864,440	(126,097,992)	—	380,659,566
Preferred stock	67,489,854	—	—	(12,031,262)	191,127	—	—	55,649,719
Common stock	12,998,098	—	—	2,551,986	—	(151,144)	—	15,398,940
Limited partnership/LLC Interest	133,516,057	—	6,018,435	11,641,664	19,096,715	(7,317,977)	—	162,954,894
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$870,059,246	$526,638	$6,018,435	$(9,327,038)	$61,267,809	$(152,274,149)	$—	$776,270,941

The following is a reconciliation for the six months ended June 30, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2018
Senior secured notes	$23,250,661	$59,714	$—	$(471,866)	$1,196,938	$—	$—	$24,035,447
Unsecured debt	95,266,709	—	(50,527,163)	50,527,163	30,119,450	(27,813,784)	—	97,572,375
Subordinated debt	29,600,000	—	—	—	10,400,000	—	—	40,000,000
Senior secured loans	404,219,616	592,910	(26,117,432)	14,023,425	129,980,064	(142,039,017)	—	380,659,566
Preferred stock	59,622,456	—	—	(15,532,109)	11,559,372	—	—	55,649,719
Common stock	16,206,829	—	(1,000)	(481,834)	—	(325,055)	—	15,398,940
Limited partnership/LLC Interest	129,774,536	—	6,018,435	6,877,819	27,602,081	(7,317,977)	—	162,954,894
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$757,940,807	$652,624	$(70,627,160)	$54,942,598	$210,857,905	$(177,495,833)	$—	$776,270,941

The following is a reconciliation for the three months ended June 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2017
Senior secured notes	$65,033,438	$77,379	$—	$(883,639)	$162,151	$—	$—	$64,389,329
Unsecured debt	127,754,735	—	—	(1,817,049)	7,377,776	(13,059,629)	—	120,255,833
Subordinated debt	28,800,000	—	—	—	800,000	—	—	29,600,000
Senior secured loans	564,090,631	471,190	—	(1,295,898)	3,213,253	(58,918,934)	—	507,560,242
Preferred stock	52,459,434	—	—	3,747,862	277,118	—	—	56,484,414
Common stock	18,614,930	—	—	(297,618)	145,276	—	—	18,462,588
Limited partnership/ LLC Interest	82,092,281	—	—	3,498,783	10,920,451	—	—	96,511,515
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$938,845,449	$548,569	$—	$2,952,441	$22,896,025	$(71,978,563)	$—	$893,263,921

 The following is a reconciliation for the six months ended June 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2017
Senior secured notes	$63,609,625	$153,909	$(13,682,622)	$14,146,266	$5,162,151	$(5,000,000)	$—	$64,389,329
Unsecured debt	127,317,932	—	—	(3,281,289)	12,808,448	(16,589,258)	—	120,255,833
Subordinated debt	28,800,000	—	—	—	800,000	—	—	29,600,000
Senior secured loans	548,515,315	1,274,613	(34,071,371)	32,206,815	95,344,104	(135,709,234)	—	507,560,242
Preferred stock	57,873,127	—	2,449,618	3,519,460	466,145	(7,823,936)	—	56,484,414
Common stock	37,632,386	—	3,369,690	(2,733,864)	218,571	(20,024,195)	—	18,462,588
Limited partnership/ LLC Interest	67,257,747	—	(9,638,439)	9,334,387	30,497,089	(939,269)	—	96,511,515
Equity warrants/options	117,358	—	(994,155)	1,068,780	—	(191,983)	—	—
Total investments	$931,123,490	$1,428,522	$(52,567,279)	$54,260,555	$145,296,508	$(186,277,875)	$—	$893,263,921

There were no transfers between Levels during the three and six months ended June 30, 2018 and 2017. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2018 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(6,634,453) and $(18,945,058), respectively. Net change for the three and six months ended June 30, 2017, on investments still held at period ends was $3,391,238 and $2,512,245, respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2018 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	8.00x	9.00x	8.50x
Unsecured debt	7.25x	7.75x	7.50x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	3.69x	4.40x	4.04x
Preferred stock	7.24x	7.76x	7.50x
Common stock	7.25x	7.75x	7.50x
Limited partnerships/LLC interest	4.61x	5.27x	4.94x
Equity warrants/options	n/a	n/a	n/a
Market Yields:
Senior secured notes	12.50%	13.50%	13.00%
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.91%	11.71%	11.39%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.05x	1.15x	1.10x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.03x	1.15x	1.09x
Common stock	1.05x	1.15x	1.10x
Limited partnerships/LLC interest	0.95x	1.05x	1.00x
Equity warrants/options	n/a	n/a	n/a
Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	0.90x	1.10x	1.00x
Equity warrants/options	n/a	n/a	n/a

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the six months ended June 30, 2018 and 2017:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Per Share Data:
Net asset value, beginning of period	$7.83	$8.21
Net investment income	0.32	0.39
Net realized and unrealized gain (loss)	(0.27)	0.04
Total from investment operations	0.05	0.43
Distributions to stockholders from net investment income	(0.36)	(0.36)
Purchases of treasury stock at prices below net asset value	0.04	—
Equity component of convertible notes	—	0.05
Issuance/reinvestment of stock at prices (below) above net asset value	—	—
Net increase (decrease) in net assets	(0.27)	0.12
Net asset value, end of period	$7.56	$8.33
Market price, end of period	$5.83	$7.49
Total return(1)	(0.73)%	13.72%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	4.08%	4.21%
Ratio of interest and other debt related expenses to average net assets(2)	2.79%	3.11%
Ratio of total expenses to average net assets(2)(3)	6.87%	7.32%
Ratio of net investment income to average net assets(2)	8.39%	9.57%
Net assets, end of period	$536,581,360	$607,513,218
Average debt outstanding	$245,611,643	$329,257,489
Weighted average shares outstanding	72,341,433	72,867,332
Average debt per share(4)	$3.40	$4.52
Portfolio turnover	22%	16%
Yield on total portfolio at cost	10.21%	9.26%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waiver approved by the Company’s Board of Directors for the six months ended June 30, 2018 and 2017 (see Note 3 for more detail).  Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 5.41% for the six month periods ended June 30, 2018, and June 30, 2017, respectively.  The ratio of total expenses to average net assets would be 8.20% and 8.52% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On July 31, 2018, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on October 8, 2018 to stockholders of record at the close of business on September 17, 2018.

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

Financial and operating highlights

At June 30, 2018:

Investment portfolio, at fair value: $776.3 million

Net assets: $536.6 million

Indebtedness, excluding deferred financing costs: $245.2 million

Net asset value per share: $7.56

Portfolio Activity for the Three Months Ended June 30, 2018:

Cost of investments during period, including PIK: $61.3 million

Sales, repayments and other exits during period: $152.1 million

Number of portfolio companies at end of period: 29

Operating Results for the Three Months Ended June 30, 2018:

Net investment income per share: $0.16

Distributions declared per share: $0.18

Basic earnings/(loss) per share: $0.06

Net investment income: $11.5 million

Net realized and unrealized gain/(loss) before taxes: $(5.5) million

Deferred taxes: $(1.8) million

Net increase/(decrease) in net assets from operations: $4.2 million

Net investment income per share, as adjusted1: $0.16

Basic earnings per share, as adjusted1: $0.06

Net investment income, as adjusted1: $11.5 million

Net increase in net assets from operations, as adjusted1: $4.2 million

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

Portfolio and investment activity

We invested approximately $61.3 million during the three months ended June 30, 2018. The new investments consisted of unsecured or subordinated debt securities and equity securities ($34.2 million, or 55.8%), senior secured loans secured by second lien ($25.9 million, or 42.2%), and senior secured notes ($1.2 million, or 2.0%). Additionally, we received proceeds from sales/repayments and other exits of approximately $152.1 million during the three months ended June 30, 2018.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At June 30, 2018, our portfolio of $776.3 million (at fair value) consisted of 29 portfolio companies and was invested 49% in senior secured loans, 18% in unsecured or subordinated debt securities, 30% in equity investments, and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.9 million at June 30, 2018. Our largest portfolio company investment at fair value was approximately $91.4 million and our five largest portfolio company investments at fair value comprised approximately 37% of our portfolio at June 30, 2018. At December 31, 2017, our portfolio of $757.9 million (at fair value) consisted of 30 portfolio companies and was invested 53% in senior secured loans, 17% in unsecured or subordinated debt securities, 27% in equity investments and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.0 million at December 31, 2017. Our largest portfolio company investment by value was approximately $83.1 million and our five largest portfolio company investments by value comprised approximately 33% of our portfolio at December 31, 2017.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At June 30, 2018, our top three industry concentrations at fair value consisted of Finance (35.2%), Chemicals, Plastics, & Rubber (14.9%) and Energy: Oil & Gas (10.7%). At December 31, 2017, our top three industry concentrations at fair value consisted of Finance (29.5%), Chemicals, Plastics, & Rubber (16.3%) and Services: Business (9.9%) (See Note 5 to the consolidated financial statements).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.5% at June 30, 2018 and 10.8% at December 31, 2017. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.1% and 12.4%, respectively, at June 30, 2018, as compared to 10.7% and 11.6%, respectively, at December 31, 2017. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.3% at June 30, 2018 and 9.7% at December 31, 2017. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 11.1% and 12.4%, respectively, at June 30, 2018, as compared to 9.9% and 8.6%, respectively, at December 31, 2017. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents. Additionally, the weighted average yield of the total portfolio, at fair value and at amortized cost, was 10.1% and 10.2%, respectively, at June 30, 2018, as compared to 9.6% and 8.7%, respectively, at December 31, 2017.

For the three and six months ended June 30, 2018, the total return based on net asset value was 1.8% and 2.4%, respectively, and the total return based on market price was (0.5)% and (0.7)%, respectively. For the three and six months ended June 30, 2017, the total return based on net asset value was 3.9% and 7.2%, respectively, and the total return based on market price was $1.7% and 13.7%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.23 at June 30, 2018 and 1.35 at December 31, 2017. The following is a distribution of the investment ratings of our portfolio companies at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Grade 1	$662,238,058	$642,413,532
Grade 2	80,989,366	35,193,161
Grade 3	—	14,630,321
Grade 4	33,043,517	65,698,306
Not Rated	—	5,487
Total investments	$776,270,941	$757,940,807

Results of operations

Results comparisons for the three months ended June 30, 2018 and 2017.

Investment income

	Three months ended June 30, 2018	Three months ended June 30, 2017
Investment Income:
Interest and fees on senior secured loans	$12,489,112	$15,057,548
Interest and fees on other debt securities	5,080,036	7,190,177
Interest earned on short-term investments, cash equivalents	53,457	16,972
Dividends and fees on equity securities	3,682,205	2,388,270
Other income	—	590,429
Total investment income	$21,304,810	$25,243,396

Total investment income for the three months ended June 30, 2018 decreased $3.9 million, or 15.6%, as compared to the three months ended June 30, 2017. Excluding fee income and other income, total investment income decreased by approximately 14.4%, primarily attributable to a decrease of 14.2% in average investment portfolio for the quarter ended June 30, 2018, at amortized cost, as compared to the quarter ended June 30, 2017. The decrease in portfolio size is primarily due to dispositions during the second half of 2017 and in 2018, the impact of which was partially offset by a higher rate environment and higher dividend income in 2018.

Expenses

	Three months ended June 30, 2018	Three months ended June 30, 2017
Expenses:
Base management fees	$3,850,899	$4,139,347
Incentive management fees	1,921,506	2,773,859
Interest and credit facility fees	3,989,257	5,261,085
Professional fees	618,756	792,283
Administrative services	417,214	303,782
Director fees	178,000	145,249
Investment advisor expenses	87,500	87,501
Other	625,480	644,853
Total expenses, before incentive management fee waiver	11,688,612	14,147,959
Incentive management fee waiver	(1,921,506)	(2,773,859)
Expenses, net of incentive management fee waiver	$9,767,106	$11,374,100

Total expenses, net of incentive management fee waiver, decreased $1.6 million, or 14.1%, for the three months ended June 30, 2018 from comparable period in 2017, primarily due to the decrease in base management fees and interest and credit facility fees discussed below.

The decrease of $0.3 million, or 7.0%, in base management fees for the three months ended June 30, 2018 from comparable period in 2017 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits during the second half of 2017 and in 2018.

Interest and credit facility fees decreased $1.3 million, or 24.2%, for the three months ended June 30, 2018 over the respective quarter primarily due to the Company’s effort to optimize liabilities during 2017 and 2018 periods (See Note 7 to the consolidated financial statements), as well as a decrease in average investment portfolio.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through December 31, 2018 (See Note 3 to the consolidated financial statements). For the three months ended June 30, 2018 and 2017, there was no incentive management fees based on gains incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative. It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $11.5 million and $13.9 million for the three months ended June 30, 2018 and 2017, respectively. The decrease of $2.3 million over the comparable quarter was due to the $3.9 million decline in investment income, partially offset by the decrease of $1.6 million in expenses.

Net realized gain or loss

Net realized gain for the three months ended June 30, 2018 was $3.9 million, primarily as a result of the sale of ECI Cayman Holdings, LP, partially offset by a loss relating to our investment in SVP Worldwide Ltd. Net realized gain for the three months ended June 30, 2017 was $8,362.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2018 and 2017, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $9.5 million and a decrease in net unrealized depreciation of $3.1 million, respectively. The increase in net unrealized depreciation for the three months ended June 30, 2018 was primarily due to i) $23.3 million depreciation in our preferred stock investment in KAGY Holding Company, Inc. and debt investment in Westmoreland Resource Partners, LP and ii) $2.8 million reversal of previously recognized unrealized appreciation due to dispositions or exit, partially offset by iii) appreciation of $13.9 million from our equity investments in U.S. Well Services, LLC and V Global Holdings LLC and iv) $2.7 million net appreciation in our investments in other portfolio companies. The appreciation for the three months ended June 30, 2017 was primarily comprised of i) $4.0 million of overall net increases due to portfolio valuations during the quarter, offset by ii) $0.9 million of total unrealized depreciation primarily resulting from the reversal of previously recognized appreciation upon dispositions or restructurings, namely the U.S. Anesthesia Partners, Inc. exit.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended June 30, 2018 and 2017 was an increase of $4.2 million and an increase of $17.0 million, respectively. As compared to the prior period, the decrease is reflective of an overall decrease in net investment income of $(2.3) million period-over-period, as well as a net realized and unrealized loss of $(7.4) million for the current period, including the deferred taxes of $(1.8) million related to unrealized gain in a taxable subsidiary (See Note 2 to the consolidated financial statements), as compared to $3.1 million of net realized and unrealized gain for the three months ended June 30, 2017.

Results comparisons for the six months ended June 30, 2018 and 2017.

Investment income

	Six months ended June 30, 2018	Six months ended June 30, 2017
Investment Income:
Interest and fees on senior secured loans	24,197,128	$30,776,493
Interest and fees on other debt securities	9,975,444	14,337,447
Interest earned on short-term investments, cash equivalents	68,633	20,815
Dividends and fees on equity securities	7,900,043	4,445,371
Other income	—	590,429
Total investment income	$42,141,248	$50,170,555

Total investment income for the six months ended June 30, 2018 decreased $8.0 million, or 16.0%, as compared to the six months ended June 30, 2017. Excluding fee income and other income, total investment income decreased by approximately 16.2%, primarily attributable to a decrease of 15.2% in average investment portfolio for the six months ended June 30, 2018, at amortized cost, as compared to the six months ended June 30, 2017. The decrease in portfolio size is primarily due to dispositions during the second half of 2017 and in 2018, the impact of which was partially offset by a higher rate environment and higher dividend income in 2018.

Expenses

	Six months ended June 30, 2018	Six months ended June 30, 2017
Expenses:
Base management fees	$7,163,268	$8,663,204
Incentive management fees	3,656,701	3,583,042
Interest and credit facility fees	7,698,215	9,248,165
Professional fees	1,351,920	1,357,393
Administrative services	970,978	631,459
Director fees	365,000	317,749
Investment advisor expenses	175,000	175,001
Other	1,256,217	1,342,988
Total expenses, before incentive management fee waiver	22,637,299	25,319,001
Incentive management fee waiver	(3,656,701)	(3,583,042)
Expenses, net of incentive management fee waiver	$18,980,598	$21,735,959

Total expenses, net of incentive management fee waiver, decreased $2.8 million, or 12.7%, for the six months ended June 30, 2018 from comparable period in 2017, primarily due to the decrease in base management fees and interest and credit facility fees discussed below.

The decrease of $1.5 million, or 17.3%, in base management fees for the six months ended June 30, 2018 from comparable period in 2017 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits during the second half of 2017 and in 2018. Additionally, after March 6, 2017, the rate used to calculate management fees decreased from 2.0% of total assets to 1.75% of total assets, excluding cash (See Note 3 to the consolidated financial statements).

Interest and credit facility fees decreased $1.5 million, or 16.8% for the six months ended June 30, 2018 over the respective quarter primarily due to the Company’s effort to optimize liabilities during 2017 and 2018 periods (See Note 7 to the consolidated financial statements), as well as a decrease in average investment portfolio.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through December 31, 2018 (See Note 3 to the consolidated financial statements). For the six months ended June 30, 2018 and 2017, there was no incentive management fees based on gains incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative. It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $23.2 million and $28.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease of $5.2 million over the comparable quarter was due to the $8.0 million decline in investment income, partially offset by $2.8 million decrease in expenses.

Net realized gain or loss

Net realized gain (loss) for the six months ended June 30, 2018, was $(72.7) million, primarily as a result of restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd. Substantially all of these realized losses were reflected in unrealized depreciation in prior periods. Net realized loss for the six months ended June 30, 2017 amounted to $(51.6) million. $(57.4) million of the losses were a result of restructurings or amendments of our debt investment in Advanced Lighting Technologies, Inc., and our debt and equity investments in U.S. Well Services, LLC, as well as the write-off of our investment in Shoreline Energy LLC. These losses were slightly offset by $5.8 million of gains realized on the sales of our equity investment in USI Senior Holdings, Inc. and our debt and equity investments in Bankruptcy Management Solutions, Inc.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2018 and 2017, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $54.6 million and a decrease in net unrealized depreciation of $54.5 million, respectively. The decrease in net unrealized depreciation for the six months ended June 30, 2018, was primarily due to i) reversal of previously recognized depreciation of $76.3 million after the restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd., ii) $15.2 million appreciation in our equity investments in U.S.

Well Services, LLC and V Global Holdings LLC, partially offset by iii) $34.1 million net depreciation in preferred stock investment in KAGY Holding Company, Inc. and debt investment in Westmoreland Resource Partners, LP as well as investments in other portfolio companies, and iv) $2.8 million reversal of previously recognized unrealized appreciation due to dispositions or exit. The comparable period appreciation of $54.5 million in 2017 was primarily comprised of $2.6 million of overall net increases due to portfolio valuations during the period, as well as $51.9 million of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions or restructurings from Advanced Lighting Technologies, Inc., U.S. Well Services, LLC and Shoreline Energy LLC.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the six months ended June 30, 2018 and 2017 was an increase of $3.3 million and an increase of $31.3 million, respectively. As compared to the prior period, the decrease is reflective of an overall decrease in net investment income of $(5.2) million period-over-period, as well as a net realized and unrealized loss of $(19.9) million for the current period, including the deferred taxes of $(1.8) million related to unrealized gain in a taxable subsidiary (See Note 2 to the consolidated financial statements), as compared to $2.9 million of net realized and unrealized gain for the six months ended June 30, 2017.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
GAAP Basis:
Net Investment Income	11,537,704	13,869,296	23,160,650	28,434,596
Net Investment Income per share	0.16	0.19	0.32	0.39
Addback: GAAP incentive management fee expense based on Gains	—	—	—	—
Addback: GAAP incentive management fee expense based on Income	—	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income	11,537,704	13,869,296	23,160,650	28,434,596
Net Investment Income per share	0.16	0.19	0.32	0.39
Less: Incremental incentive management fee expense based on Income	—	—	—	—
As Adjusted[2]:
Net Investment Income	11,537,704	13,869,296	23,160,650	28,434,596
Net Investment Income per share	0.16	0.19	0.32	0.39

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

Financial condition, liquidity and capital resources

During the six months ended June 30, 2018, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used by operating activities for the six months ended June 30, 2018 was $(17,202,521). Our primary uses of cash from operating activities during the period consisted of purchases of investments of $(202,110,500), which excludes PIK. Our primary sources of cash from operating activities during the period consisted of net proceeds from sales and repayments of $169,310,189.

Net cash used by financing activities during the six months ended June 30, 2018 was $(4,124,166). Our uses of cash consisted of cash distributions paid of $(25,487,059) and purchases of treasury stock of $(12,657,340). Our sources of cash from financing activities consisted of $34,020,233 in borrowings under the Credit Facility, net of debt repayments.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2018 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$105.0	$—	$—	$105.0	$—
2022 Convertible Notes	143.8	—	—	143.8	—
Interest and Credit Facility Fees Payable	0.5	0.5	—	—	—

(1)	At June 30, 2018, $295.0 million remained undrawn under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2018 and December 31, 2017. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2018 and December 31, 2017, the Company was obligated to existing portfolio companies for unfunded commitments of $52.9 million and $42.1 million, respectively. Of the $52.9 million total unfunded commitments at June 30, 2018, $21.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	March 18, 2016	April 1, 2016
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.18 dividend paid on July 9, 2018, the Company estimates that $0.176949 was from net investment income and $0.003051 was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. For the three and six months ended June 30, 2018, distributions reinvested pursuant to our dividend reinvestment plan were $863,301 through purchase of shares in the open market, and $1,679,850 through issuance of new shares and purchase of shares in the open market, respectively. For the three and six months ended June 30, 2017, distributions reinvested pursuant to our dividend reinvestment plan were $880,260 and $1,782,691, respectively.

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

Recent developments

On July 31, 2018, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on October 8, 2018 to stockholders of record at the close of business on September 17, 2018.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2018, 74% of our debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 98% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of June 30, 2018, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$12.7	$0.18
Up 300 basis points	$9.6	$0.13
Up 200 basis points	$6.4	$0.09
Up 100 basis points	$3.2	$0.04
Down 100 basis points	$(3.2)	$(0.04)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three and six months ended June 30, 2018 and 2017, we did not engage in any interest rate hedging activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the six month period ended June 30, 2018:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	$6.27	25,111	25,111	2,250,000
February 2018	—	—	—	2,250,000
March 2018	5.97	774,692	774,692	1,475,308
April 2018	6.01	61,951	61,951	1,413,357
May 2018	6.14	868,695	868,695	544,662
June 2018 (2)	6.41	338,038	338,038	206,624
	$6.12	2,068,487	2,068,487
(1)	The average price paid per share includes $0.03 commission fee per share.

(2)       Of the 2,500,000 shares authorized for repurchase in May 2017, the remaining 206,624 shares were no longer authorized for repurchase after June 30, 2018.  See Note 8 to the consolidated financial statements.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: August 1, 2018	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: August 1, 2018	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer