Form 10-Q
period 2018-09-30
BlackRock Capital Investment Corp
filed 2018-10-31
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at October 31, 2018 was 69,734,523.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $254,620,448 and $311,938,762)	$228,781,869	$261,683,202
Non-controlled, affiliated investments (cost of $140,570,979 and $195,354,637)	173,468,776	215,779,077
Controlled investments (cost of $391,897,996 and $321,999,526)	378,396,463	280,478,528
Total investments at fair value (cost of $787,089,423 and $829,292,925)	780,647,108	757,940,807
Cash and cash equivalents	4,462,864	29,014,645
Receivable for investments sold	1,312,840	1,344,918
Interest, dividends and fees receivable	10,177,605	8,342,780
Prepaid expenses and other assets	2,872,380	3,236,819
Total Assets	$799,472,797	$799,879,969
Liabilities
Debt (net of deferred financing costs of $3,463,658 and $4,209,445)	$232,959,766	$206,661,272
Interest and credit facility fees payable	2,259,432	1,820,971
Distributions payable	12,782,869	13,152,924
Deferred tax liability (See Note 2)	2,220,156	—
Base management fees payable	3,481,000	3,734,655
Payable for investments purchased	311,334	479,297
Accrued administrative services	355,238	114,995
Other accrued expenses and payables	1,948,431	2,815,923
Total Liabilities	256,318,226	228,780,037
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,723,764 issued and 70,907,812 and 72,946,910 outstanding	77,861	77,723
Paid-in capital in excess of par	858,904,233	858,087,822
Undistributed / (Distributions in excess of) net investment income	(16,988,281)	(13,918,838)
Accumulated net realized loss on investments and extinguishment of debt	(237,591,277)	(162,723,790)
Net unrealized appreciation (depreciation), net of tax	(10,207,250)	(72,688,483)
Treasury stock at cost, 6,953,475 and 4,776,854 shares held	(51,040,715)	(37,734,502)
Total Net Assets	543,154,571	571,099,932
Total Liabilities and Net Assets	$799,472,797	$799,879,969
Net Asset Value Per Share	$7.66	$7.83

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$6,355,510	$9,312,179	$21,680,075	$32,845,636
PIK interest income	285,387	146,950	285,387	3,137,866
Cash dividend income	—	—	—	404,780
PIK dividend income	—	—	—	65,944
Fee income	314,103	164,464	1,062,810	505,141
Total investment income from non-controlled, non-affiliated investments	6,955,000	9,623,593	23,028,272	36,959,367
Non-controlled, affiliated investments:
Cash interest income	2,341,479	2,598,036	7,464,526	7,585,744
PIK interest income	719,007	952,864	1,409,967	3,067,974
PIK dividend income	193,227	1,613,379	573,379	2,079,524
Fee income	—	—	35,000	349,916
Total investment income from non-controlled, affiliated investments	3,253,713	5,164,279	9,482,872	13,083,158
Controlled investments:
Cash interest income	6,608,904	4,979,940	17,425,381	14,595,478
PIK interest income	191,253	143,484	1,474,466	1,319,917
Cash dividend income	3,678,572	2,849,738	10,295,858	6,358,240
PIK dividend income	—	—	731,516	—
Fee income	321,463	—	711,788	25,000
Total investment income from controlled investments	10,800,192	7,973,162	30,639,009	22,298,635
Other income	—	—	—	590,429
Total investment income	21,008,905	22,761,034	63,150,153	72,931,589
Expenses:
Base management fees	3,481,000	3,993,673	10,644,268	12,656,877
Incentive management fees	2,497,266	1,493,619	6,153,967	5,076,662
Interest and credit facility fees	3,743,694	4,808,533	11,441,909	14,056,698
Professional fees	212,430	323,949	1,564,350	1,681,342
Administrative services	355,238	292,767	1,326,216	924,226
Director fees	181,000	157,500	546,000	475,249
Investment advisor expenses	87,500	87,504	262,500	262,505
Other	461,711	957,192	1,717,928	2,300,180
Total expenses, before incentive management fee waiver	11,019,839	12,114,737	33,657,138	37,433,739
Incentive management fee waiver (See Note 3)	(2,497,266)	(1,493,619)	(6,153,967)	(5,076,662)
Expenses, net of incentive management fee waiver	8,522,573	10,621,118	27,503,171	32,357,077
Net Investment Income	12,486,332	12,139,916	35,646,982	40,574,512
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	488,772	28,990	(46,107,825)	(53,954,609)
Controlled investments	(2,644,230)	—	(28,759,662)	2,375,535
Net realized gain (loss)	(2,155,458)	28,990	(74,867,487)	(51,579,074)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(4,724,274)	(22,325,607)	24,416,981	31,678,241
Non-controlled, affiliated investments	1,795,922	19,838,552	16,952,593	23,375,933
Controlled investments	12,895,555	(17,130,664)	23,540,227	(20,411,338)
Foreign currency translation	116,642	268,222	(208,413)	486,793
Net change in unrealized appreciation (depreciation)	10,083,845	(19,349,497)	64,701,388	35,129,629
Net realized and unrealized gain (loss) before taxes	7,928,387	(19,320,507)	(10,166,099)	(16,449,445)
Deferred taxes (See Note 2)	(409,765)	(5,257,916)	(2,220,156)	(5,257,916)
Net realized and unrealized gain (loss) after taxes	7,518,622	(24,578,423)	(12,386,255)	(21,707,361)
Realized losses on extinguishment of debt (See Note 7)	—	(1,312,719)	—	(1,312,719)
Net Increase (Decrease) in Net Assets Resulting from Operations	$20,004,954	$(13,751,226)	$23,260,727	$17,554,432
Net Investment Income Per Share—basic	$0.18	$0.17	$0.50	$0.56
Earnings (Loss) Per Share—basic	$0.28	$(0.19)	$0.32	$0.24
Average Shares Outstanding—basic	71,008,615	73,049,648	71,892,278	72,928,772
Net Investment Income Per Share—diluted	$0.17	$0.16	$0.48	$0.54
Earnings (Loss) Per Share—diluted	$0.25	$(0.19)	$0.32	$0.24
Average Shares Outstanding—diluted (See Note 4)	88,002,352	73,049,648	88,886,015	72,928,772
Distributions Declared Per Share	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$35,646,982	$40,574,512
Net realized gain (loss)	(74,867,487)	(51,579,074)
Net change in unrealized appreciation (depreciation) before taxes	64,701,388	35,129,629
Deferred taxes	(2,220,156)	(5,257,916)
Realized losses on extinguishment of debt	—	(1,312,719)
Net increase (decrease) in net assets resulting from operations	23,260,727	17,554,432
Distributions to Stockholders from(1):
Net investment income	(38,716,424)	(39,382,540)
Capital Share Transactions:
Share issuance - distribution reinvestment	816,549	2,648,095
Equity component of convertible notes	—	4,337,631
Purchases of treasury stock	(13,306,213)	—
Net increase (decrease) in net assets resulting from capital share transactions	(12,489,664)	6,985,726
Total Increase (Decrease) in Net Assets	(27,945,361)	(14,842,382)
Net assets at beginning of period	571,099,932	596,320,369
Net assets at end of period	$543,154,571	$581,477,987
Capital Share Activity:
Shares issued from reinvestment of distributions	137,523	376,019
Purchases of treasury stock	(2,176,621)	—
Net increase (decrease) in shares outstanding	(2,039,098)	376,019

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$23,260,727	$17,554,432
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(4,474,715)	(9,671,225)
Net amortization on investments	(1,350,710)	(2,182,675)
Amortization of debt issuance costs and discount	1,838,980	2,063,014
Net change in unrealized (appreciation) depreciation on investments before taxes	(64,909,801)	(34,642,836)
Net change in unrealized (appreciation) depreciation on foreign currency translation	208,413	(486,793)
Deferred taxes	2,220,156	5,257,916
Net realized (gain) loss on investments	74,867,487	51,579,074
Realized losses on extinguishment of debt	—	1,312,719
Changes in operating assets:
Purchase of investments	(272,098,527)	(168,848,829)
Proceeds from disposition of investments	243,774,902	262,067,895
Change in receivable for investments sold	1,268,982	(165,939)
Change in interest, dividends and fees receivable	(1,795,079)	(2,001,407)
Change in prepaid expenses and other assets	(135,046)	67,938
Changes in operating liabilities:
Change in payable for investments purchased	(167,963)	—
Change in interest and credit facility fees payable	438,461	(485,869)
Change in base management fees payable	(253,655)	(866,941)
Change in accrued administrative services	240,243	318,686
Change in other accrued expenses and payables	(867,492)	230,986
Net cash provided by (used in) operating activities	2,065,363	121,100,146
Financing Activities:
Distributions paid in cash	(38,269,931)	(38,847,047)
Proceeds from debt	277,000,000	313,412,368
Repayments of debt	(252,041,000)	(405,791,087)
Equity components of convertible notes	—	4,337,631
Purchase of treasury stock	(13,306,213)	—
Net cash provided by (used in) financing activities	(26,617,144)	(126,888,135)
Net increase (decrease) in cash and cash equivalents	(24,551,781)	(5,787,989)
Cash and cash equivalents, beginning of period	29,014,645	10,707,834
Cash and cash equivalents, end of period	$4,462,864	$4,919,845
Supplemental disclosure of cash flow information and non-cash activities:
Cash paid during period for:
Interest	$7,863,905	$11,640,832
Taxes	$176,464	$145,456
Non-cash activities:
Interest and dividends receivable — PIK	$(39,746)	$1,464,546
Receivable for investments sold — escrow receivable	$1,236,903	$918,677
Share issuance — distribution reinvestment	$816,549	$2,648,095
Prepaid expenses and other assets	$499,485	$522,841

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—4.51%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)(t)	Capital Equipment	19.34% (L + 700, 1.00% Floor Cash / 10.00% PIK)	10/4/23	$6,390,001	$2,181,306	$1,533,600
AGY Holding Corp., Second Lien(g)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/20	22,959,438	22,860,360	22,959,438
Total Senior Secured Notes					25,041,666	24,493,038
Unsecured Debt—22.36%
CB-HDT Holdings, Inc.(d)(j)	Aerospace & Defense	12.00% PIK	12/15/19	7,654,305	7,654,305	7,654,305
Gordon Brothers Finance Company(g)(p)	Finance	13.12% (L + 1100, 1.00% Floor)	10/31/21	113,796,013	113,796,013	113,796,013
Total Unsecured Debt					121,450,318	121,450,318
Subordinated Debt—7.36%
First Boston Construction Holdings, LLC(d)(g)(k)(v)	Finance	12.00%	2/23/23	40,000,000	40,000,000	40,000,000
Total Subordinated Debt					40,000,000	40,000,000
Senior Secured Loans—66.80%(e)
Advanced Lighting Technologies, Inc., First Lien(f)	Capital Equipment	9.84% (L + 750, 1.00% Floor)	10/4/22	5,154,114	5,071,529	5,154,114
AGY Holding Corp., First Lien(g)	Chemicals, Plastics, & Rubber	12.00%	9/15/20	24,021,390	24,021,390	24,021,390
K2 Pure Solutions Nocal, L.P., First Lien	Chemicals, Plastics, & Rubber	11.24% (L + 900, 1.00% Floor)	2/19/21	12,875,000	12,804,821	12,939,375
MBS OpCo LLC, First Lien(f)	Services: Business	11.40% (L + 900, 1.00% Floor)	12/29/22	14,887,500	14,887,500	14,887,500
Midwest Physician Administrative Services, LLC, Second Lien	Healthcare & Pharmaceuticals	9.17% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,870,833	15,000,000
NorthStar Financial Services Group, LLC, Second Lien	Services: Business	9.56% (L + 750, 0.75% Floor)	5/25/26	14,000,000	13,932,830	13,930,000
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	12.15% (L + 1000, 1.00% Floor)	6/9/23	25,000,000	24,913,876	25,375,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Pathway Partners Vet Management Company, LLC, Second Lien	Services: Consumer	10.24% (L + 800, 1.00% Floor)	10/10/25	$18,993,056	$18,822,942	$18,898,090
Pathway Partners Vet Management Company LLC, Delayed Draw Term Loan(v)	Services: Consumer	10.24% (L + 800, 1.00% Floor)	10/10/25	7,699,253	7,624,093	7,660,757
PharmaLogic Holdings Corp., Second Lien(v)	Healthcare & Pharmaceuticals	10.24% (L + 800)	12/11/23	6,409,565	6,379,180	6,377,517
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	23,050,000	23,050,000	19,131,500
St. George Warehousing & Trucking Co. of California, Inc., First Lien	Transportation: Cargo	11.58% (L + 925, 1.00% Floor)	4/28/22	32,954,240	32,954,240	30,482,672
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan	Transportation: Cargo	11.58% (L + 925, 1.00% Floor)	4/28/22	6,752,497	6,752,497	6,246,060
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	30,000,000
United PF Holdings, LLC., First Lien(v)	Services: Consumer	8.24% (L + 600, 1.00% Floor)	11/2/21	19,319,084	19,033,092	19,029,298
U.S. Well Services, LLC, Revolver(f)(v)	Energy: Oil & Gas	8.08% (L + 600, 1.00% Floor)	2/2/22	7,924,583	7,924,583	7,924,583
U.S. Well Services, LLC, First Lien(d)(f)	Energy: Oil & Gas	13.08% (L + 1100, 1.00% Floor PIK)	2/2/22	33,170,077	33,170,077	33,170,078
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	11.09% (L + 900, 1.00% Floor)	10/31/18	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	14.09% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,958,791
Westmoreland Resource Partners, LP (Oxford Mining Company, LLC), First Lien(d)(t)	Metals & Mining	13.84% (L + 1150, 0.75% Floor PIK)	12/31/18	27,407,167	26,539,307	10,688,795
Zest Acquisition Corp., Second Lien	Healthcare & Pharmaceuticals	9.84% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,765,749	24,500,000
Total Senior Secured Loans					385,089,727	362,836,818
Preferred Stock—9.82%
Advantage Insurance Inc.(d)(f)(j)	Insurance	8.00% PIK		750,000	10,922,564	9,765,000
Gordon Brothers Finance Company(g)(p)	Finance	13.50%		33,398	33,397,930	33,397,930
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)(g)(u)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	11,053,124	10,155,588
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—
Total Preferred Stock					55,373,618	53,318,518

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—1.95%(c)
Advanced Lighting Technologies, Inc.(f)	Capital Equipment			149,717	$—	$—
Gordon Brothers Finance Company(g)(p)	Finance			10,612	10,611,548	10,611,548
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,774,298	—
Total Common Stock					17,385,846	10,611,548
Limited Partnership/Limited Liability Company Interests—30.92%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(v)	Finance			96,333,333	96,333,333	94,406,666
ETX Energy, LLC(c)(m)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(g)(k)(v)	Finance			10,000,000	10,000,000	9,916,390
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	—
MBS Parent, LLC(c)(f)(o)	Services: Business			546	500,000	446,148
SVP-Singer Holdings LP(c)(j)	Consumer Goods: Durable			1,416,279	5,030,156	—
U.S. Well Services, LLC, Class A(c)(f)(j)(l)	Energy: Oil & Gas			19,582,356	11,980,712	37,180,000
U.S. Well Services, LLC, Class B(c)(f)(j)(l)	Energy: Oil & Gas			7,157,374	4,378,964	2,610,867
U.S. Well Services, LLC, Class D(c)(f)(j)(l)	Energy: Oil & Gas			8,085	4,946	5,124,050
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	18,252,747
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					142,053,798	167,936,868

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2018

(Unaudited)

Portfolio Company(r)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.00%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Capital Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					694,450	—
TOTAL INVESTMENTS—143.72%					$787,089,423	$780,647,108
OTHER ASSETS & LIABILITIES (NET)—(43.72)%						(237,492,537)
NET ASSETS—100.0%						$543,154,571

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at September 30, 2018.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 79.8% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 97.8% of the fair value of such senior secured loans have floors of 0.75% to 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2018 of all contracts within the specified loan facility.

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

(h)	Non-U.S company or principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)

Security is exempt from registration under Rule 144A of the Securities Act of 1933. Such securities may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 33.4% of the Company’s net assets at September 30, 2018.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2018

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 4-08(g) and S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 is shown below:

	September 30, 2018	December 31, 2017
($ in millions)
Total assets	$590.3	$461.9
Total senior debt	$360.6	$302.5

($ in millions)	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Total revenue	$17.1	$12.4	$49.4	$33.7
Net change in owners’ equity resulting from operations	$(0.8)	$(0.8)	$2.3	$(5.4)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$1.1	$1.0	$2.9	$(1.9)
Provision for loan loss	$1.5	$0.3	$2.3	$0.8

Note: Balance sheet amounts are as of period end

(q)

This investment is deemed significant under Regulation S-X Rule 4-08(g) and S-X Rule 10-01(b)(1). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC for the three and nine months ended September 30, 2018 and 2017.

(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Unaudited.
(t)	The payment-in-kind (PIK) component of interest, or a portion thereof, is non-accrual as of September 30, 2018.
(u)

The investment is on non-accrual status as of September 30, 2018 and therefore non-income producing.  At September 30, 2018, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 1.69% and 1.76%, respectively.

(v)

Position or portion thereof has an unfunded loan commitment as of September 30, 2018 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2018

(Unaudited)

							Nine Months Ended September 30, 2018
Non-controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at September 30, 2018		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$1,488,161	$—	$—	$45,439	$1,533,600		$—	$418,342	$—	$—
Senior Secured Loan, First Lien	5,193,161	17,309	(39,046)	(17,310)	5,154,114		—	387,690	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	9,495,000	573,380	—	(303,380)	9,765,000		—	—	—	573,379
AGY Holding Corp.:
Senior Secured Note, Second Lien	21,762,500	—	(21,762,500)	—	—	†	—	—	—	—
Senior Secured Loan, First Lien	24,021,390	—	(24,021,390)	—	—	†	—	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	14,630,321	—	(14,630,321)	—	—	†	—	—	—	—
Common Stock	—	—	—	—	—	†	—	—	—	—
ETX Energy, LLC:
Limited Liability Co. Interest	—	—	—	—	—	††	—	—	—	—
ETX Energy Management Company, LLC:
Limited Liability Co. Interest	—	—	—	—	—	††	—	—	—	—
MBS OpCo LLC:
Senior Secured Loan, First Lien	15,000,000	—	(112,500)	—	14,887,500		—	1,266,581	35,000	—
MBS Parent, LLC:
Limited Liability Co. Interest	500,000	—	—	(53,852)	446,148		—	—	—	—
U.S. Well Services, LLC:
Revolver	7,924,583	—	—	—	7,924,583		—	465,696	—	—
Senior Secured Loan, First Lien	32,457,904	1,381,817	(669,643)	—	33,170,078		—	2,914,308	—	—
Limited Liability Co. Interest, Class A	28,370,328	—	—	8,809,672	37,180,000		—	—	—	—
Limited Liability Co. Interest, Class B	2,052,153	—	—	558,714	2,610,867		—	—	—	—
Limited Liability Co. Interest, Class D	1,683,267	—	—	3,440,783	5,124,050		—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	—	22,461,298		—	1,840,373	—	—
Senior Secured Loan, Second Lien	14,958,791	—	—	—	14,958,791		—	1,581,503	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	13,780,220	—	—	4,472,527	18,252,747		—	—	—	—
Totals	$215,779,077	$1,972,506	$(61,235,400)	$16,952,593	$173,468,776		$—	$8,874,493	$35,000	$573,379

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

†	Investment moved into the controlled category from the non-controlled, affiliated category.
††	Investment moved from the non-controlled, affiliated category into the non-controlled, non-affiliated category.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2018 represents 31.9% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2018

(Unaudited)

							Nine Months Ended September 30, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes	Fair Value at September 30, 2018		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$—	$23,030,883	$—	$(71,445)	$22,959,438	†	$—	$1,810,197	$—	$—
Senior Secured Loan, First Lien	—	24,021,390	—	—	24,021,390	†	—	2,193,954	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	15,361,837	—	(5,206,249)	10,155,588	†	—	—	—	731,517
Common Stock	—	—	—	—	—	†	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	72,376,597	24,182,070	(225,332)	(1,926,669)	94,406,666		—	—	—	6,613,542
CB-HDT Holdings, Inc.:
Unsecured Debt	5,030,667	2,623,638	(7,654,305)	—	—	†††	—	576,762	—	—
Preferred Stock	15,000,000	—	(15,000,000)	—	—	††	—	—	—	—
Common Stock	5,608,529	—	(7,447,230)	1,838,701	—	††	(2,647,230)	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	29,600,000	10,400,000	—	—	40,000,000		—	3,289,520	60,105	—
Limited Liability Co. Interest	7,421,740	2,600,000	—	(105,350)	9,916,390		—	—	15,026	724,383
Gordon Brothers Finance Company:
Unsecured Debt	83,105,886	66,339,384	(35,649,257)	—	113,796,013		—	9,281,356	443,145	—
Preferred Stock	20,497,135	12,900,795	—	—	33,397,930		—	—	193,512	2,957,932
Common Stock	10,598,300	13,248	—	—	10,611,548		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan, First Lien	15,104,674	—	(40,910,000)	25,805,326	—	††	(26,111,432)	—	—	—
Common Stock	—	—	(1,000)	1,000	—	††	(1,000)	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	16,135,000	—	—	2,996,500	19,131,500		—	1,748,058	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	116,642	(325,055)	208,413	—		—	—	—	—
Totals	$280,478,528	$181,589,887	$(107,212,179)	$23,540,227	$378,396,463		$(28,759,662)	$18,899,847	$711,788	$11,027,374

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

†	Investment moved into the controlled category from the non-controlled, affiliated category.
††	Investment no longer held as of September 30, 2018.
†††	Investment moved from the controlled category into the non-controlled, non-affiliated category.

The aggregate fair value of controlled investments at September 30, 2018 represents 69.7% of the Company’s net assets.

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

The interim financial information at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where BlackRock Capital Investment Advisors, LLC (“BCIA” or the “Advisor”), believes that facts and circumstances applicable to an issuer, a seller, a purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

(ii)

The investment professionals provide recent portfolio company financial statements and other reporting materials to independent valuation firms engaged by the Board of Directors (with the exception of statements and materials related to investments priced directly by the Advisor as described in (iv) below), such firms conduct independent appraisals each quarter and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor;

(iii)	The Audit Committee of the Board of Directors reviews the preliminary valuations prepared by the independent valuation firm and the Advisor, as applicable;
(iv)

The fair value of certain investments, comprising in the aggregate, less than 5% of the Company’s net asset value and no more than 15% of total positions held, respectively, may be determined by the Advisor in good faith without the engagement of an independent valuation firm in accordance with the Company’s valuation policy; provided that if only the threshold with respect to the number of all positions valued at zero or immaterial amounts is exceeded, the Advisor may request Board approval to not request a fair valuation from an independent valuation firm for all such positions; and

(v)

The Board of Directors discusses valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Advisor, the respective independent valuation firms (to the extent applicable) and the Audit Committee.

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

The Company holds certain portfolio investments through taxable subsidiaries. Income earned and gains realized on the investment held by the taxable subsidiary are taxable to such subsidiary. A tax provision for income, if any, is shown as income tax in the Consolidated Statements of Operations for the Company. A tax provision for realized and unrealized gains is included as a reduction of realized and/or unrealized gain (loss) in the Consolidated Statement of Operations for the Company.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements and related disclosures.

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

For the three and nine months ended September 30, 2018, the Company incurred $3,481,000 and $10,644,268, respectively, in base management fees under the investment management agreement. For the three and nine months ended September 30, 2017, the Company incurred $3,993,673 and $12,656,877, respectively, in base management fees.

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

Until March 6, 2017, BlackRock Advisors was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended September 30, 2018 and 2017 was determined by reference to the four quarter periods ended on September 30, 2018 and 2017, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the three and nine months ended September 30, 2018, the Company incurred $2,497,266 and $6,153,967, respectively, in Incentive Fees based on income. For the three months ended September 30, 2017 and the period after March 6, 2017 to September 30, 2017, the Company incurred $1,493,619 and $5,076,662, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months. BCIA has agreed to honor such waiver.  The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income was $2,497,266 and $6,153,967, for the three and nine months ended September 30, 2018, respectively, and $1,493,619 and $5,076,662 for the three months ended September 30, 2017 and the period after March 6, 2017 to September 30, 2017, respectively, resulting in no net Incentive Fees based on income incurred by the Company.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at September 30, 2018 and December 31, 2017, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at September 30, 2018 and December 31, 2017.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three and nine months ended September 30, 2018 and 2017 resulted in no capital gains Incentive Fee.

(iv)Calculation of Capital Gains

Capital gains and losses are calculated using the proceeds received and either (i) fair market value at the beginning of the Annual Period or (ii) cost for investments acquired during the Annual Period. In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period. The Advisor has agreed to change the calculation of its incentive fees based upon gains for the period from July 1, 2018 until June 30, 2019, solely with respect to any change in the fair market value of the Company’s investment in preferred stock of KAGY Holding Company, Inc. by using $11,952,516 (March 31, 2018 value) as the fair market value at the beginning of the Annual Period instead of $329,881 (June 30, 2018 value).

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2018, the Company incurred $87,500 and $262,500, respectively, for such investment advisor expenses. For the three and nine months ended September 30, 2017, the Company incurred $87,504 and $262,505, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and nine months ended September 30, 2018 were zero and $280,932, respectively. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2017 were zero and zero, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the

Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2018, the Company incurred $355,238 and $1,326,216, respectively, for such administrative services expenses. For the three and nine months ended September 30, 2017, the Company incurred $292,767 and $924,226, respectively, for such administrative services expenses.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors assumed the role as investment adviser to the Company. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. BlackRock Advisors and BCIA did not own any shares of the Company at September 30, 2018 and December 31, 2017.

At September 30, 2018 and December 31, 2017, other entities affiliated with the Administrator and Advisor beneficially owned approximately 341,000 and 462,000 shares, respectively, of the Company’s common stock, representing approximately 0.5% and 0.6%, respectively, of the total shares outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$20,004,954	$(13,751,226)	$23,260,727	$17,554,432
Weighted average shares outstanding – basic	71,008,615	73,049,648	71,892,278	72,928,772
Earnings (Loss) per share – basic:	$0.28	$(0.19)	$0.32	$0.24
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$20,004,954	$(13,751,226)	$23,260,727	$17,554,432
Adjustments for interest on unsecured convertible senior notes(1)	2,233,880	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$22,238,834	$(13,751,226)	$23,260,727	$17,554,432
Weighted average shares outstanding – diluted(1)	88,002,352	73,049,648	71,892,278	72,928,772
Earnings (Loss) per share – diluted:	$0.25	$(0.19)	$0.32	$0.24

(1)

No adjustments for interest or incremental shares were included for the nine months ended September 30, 2018 and for the three and nine months ended September 30, 2017, as the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three and nine months ended September 30, 2018 totaled $70,706,179 and $276,533,496, respectively. Purchases of investments, including PIK, for the three and nine months ended September 30, 2017 totaled $34,906,667 and $179,984,600, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2018 totaled $74,464,713 and $243,774,902, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2017 totaled $75,720,494 and $262,067,895, respectively.

At September 30, 2018, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$25,041,666	$24,493,038
Unsecured debt	121,450,318	121,450,318
Subordinated debt	40,000,000	40,000,000
Senior secured loans:
First lien	235,620,334	217,005,163
Second/other priority lien	149,469,393	145,831,655
Total senior secured loans	385,089,727	362,836,818
Preferred stock	55,373,618	53,318,518
Common stock	17,385,846	10,611,548
Limited partnership/limited liability company interests	142,053,798	167,936,868
Equity warrants/options	694,450	—
Total investments	$787,089,423	$780,647,108

At December 31, 2017, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$23,773,283	$23,250,661
Unsecured debt	145,793,872	95,266,709
Subordinated debt	29,600,000	29,600,000
Senior secured loans:
First lien	241,151,702	214,875,825
Second/other priority lien	195,316,002	189,343,791
Total senior secured loans	436,467,704	404,219,616
Preferred stock	56,167,927	59,622,456
Common stock	25,029,241	16,206,829
Limited partnership/limited liability company interests	111,766,448	129,774,536
Equity warrants/options	694,450	—
Total investments	$829,292,925	$757,940,807

Industry Composition

The industry composition of the portfolio at fair value at September 30, 2018 and December 31, 2017 was as follows:

Industry	September 30, 2018	December 31, 2017
Finance	38.6%	29.5%
Chemicals, Plastics, & Rubber	16.1	16.3
Energy: Oil & Gas	11.0	9.6
Retail	6.3	6.1
Healthcare & Pharmaceuticals	5.9	5.3
Services: Consumer	5.8	7.0
Transportation: Cargo	4.7	—
Services: Business	3.7	9.9
Containers, Packaging, & Glass	3.3	3.3
Metals & Mining	1.4	3.4
Insurance	1.3	1.3
Aerospace & Defense	1.0	3.4
Capital Equipment	0.9	0.9
Construction & Building	—	2.6
Consumer Goods: Durable	—	0.9
High Tech Industries	—	0.5
Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2018 was United States 97.5%, and Canada 2.5%, and at December 31, 2017 was United States 96.5%, Canada 2.1%, Bermuda 0.9%, and the Cayman Islands 0.5%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $133.3 million of equity to Senior Loan Partners, with the Company providing $113.3 million and Windward providing $20.0 million. As of September 30, 2018, Senior Loan Partners had called and received $113.3 million of combined equity capital, of which the Company funded $96.3 million and Windward funded $17.0 million. As a result, remaining commitments from the Company and Windward as of September 30, 2018 were $17.0 million and $3.0 million, respectively. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. On July 27, 2018, the Senior Facility was fully prepaid, prior to its June 24, 2021 maturity date, with proceeds under the New Senior Facility, as defined below.

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2021. Senior Loan Partners and Senior Loan Funding II, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding II were not in default with any covenants or requirements thereunder as of September 30, 2018.

As of September 30, 2018, $208.9 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $61.1 million. The average outstanding debt balance during the three and nine months ended September 30, 2018 was $179.3 million and $167.4 million, respectively, and the maximum amount borrowed during the same three and nine month periods was $208.9 million under the Senior Facility and the New Senior Facility. During the three and nine months ended September 30, 2018, $2.2 million and $5.9 million of interest expense and other debt related expenses were incurred, respectively.

As of September 30, 2018, Senior Loan Partners had total investments at fair value of $295,153,872, comprised of senior secured first lien loans, delayed draw term loans and undrawn revolving loans to a total of 24 borrowers. As of September 30, 2018, none of these loans were on non-accrual status. Purchase of investments for the nine months ended September 30, 2018 was $168.0 million. Proceeds from investment sales, prepayments or exits for the nine months ended September 30, 2018 were $91.6 million. Additionally, Senior Loan Partners had unfunded commitments to eight borrowers totaling $15.9 million. The aggregate fair value of the unfunded commitments at September 30, 2018 was $15.9 million. The weighted average yield of the portfolio at its current cost basis as of September 30, 2018 and December 31, 2017 was 7.24% and 6.77%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of September 30, 2018:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
AP Exhaust Acquisition, LLC, First Lien Term Loan	Automotive	7.32% (L + 500, 1.00% Floor)	5/10/24	$13,578,125	$13,357,759	$12,322,148
AP Plastics Group, LLC, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.35% (L + 525, 1.00% Floor)	8/1/22	10,776,480	10,714,264	10,776,480
BARBRI, Inc., First Lien Term Loan	Services: Consumer	6.35% (L + 425, 1.00% Floor)	12/1/23	11,423,986	11,369,957	11,366,867
Community Care Health Network, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	7.04% (L + 475, 1.00% Floor)	2/26/25	10,000,000	9,977,094	10,043,800
Crown Paper Group Inc., First Lien Term Loan	Containers, Packaging, & Glass	6.87% (L + 475, 1.00% Floor)	4/3/24	11,923,790	11,785,159	11,908,886
Digital Room, LLC, First Lien Term Loan	Media: Advertising, Printing & Publishing	7.25% (L + 500, 1.00% Floor)	12/29/23	14,887,500	14,753,075	14,720,016
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging, & Glass	6.98% (L + 475, 1.00% Floor)	8/26/22	10,350,000	10,269,215	10,350,000
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.49% (L + 425, 1.00% Floor)	9/8/24	14,899,937	14,878,036	14,899,937
ENC Holding Corporation, First Lien Term Loan	Transportation: Cargo	6.64% (L + 425, 1.00% Floor)	5/30/25	9,428,571	9,406,028	9,405,000
Entertainment Partners, LLC, First Lien Term Loan	Media: Diversified & Production	8.17% (L + 575, 1.00% Floor)	5/8/23	11,356,250	11,356,250	11,356,250
Golden West Packaging Group, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.49% (L + 525, 1.00% Floor)	6/20/23	18,249,954	18,166,335	18,204,329
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food and Beverage	5.92% (L + 375, 1.00% Floor)	8/22/25	15,000,000	14,925,679	14,925,679
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Services: Business	7.39% (L + 500, 1.00% Floor)	3/10/24	1,026,545	1,018,045	1,016,280
MHE Intermediate Holdings LLC, First Lien Term Loan	Services: Business	7.39% (L + 500, 1.00% Floor)	3/10/24	10,271,310	10,188,717	10,168,597

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
MSHC, Inc. (Service Logic), First Lien Term Loan	Services: Business	6.64% (L + 425, 1.00% Floor)	7/31/23	$12,406,250	$12,355,810	$12,375,234
MSHC, Inc. (Service Logic), Delayed Draw Term Loan	Services: Business	6.59% (L + 425, 1.00% Floor)	7/31/23	5,828,356	5,799,983	5,813,785
National Spine and Pain Centers, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	6.74% (L + 450, 1.00% Floor)	6/2/24	9,875,000	9,834,389	9,677,500
New Era Technology, Inc., First Lien Term Loan	Services: Business	8.74% (L + 650, 1.00% Floor)	6/22/23	9,169,643	8,993,520	8,986,250
NSM Sub Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.86% (L + 450, 1.00% Floor)	10/3/22	1,058,910	1,058,910	1,058,910
NSM Sub Holdings Corp., Revolving Term Loan	Healthcare & Pharmaceuticals	9.25% (P + 400, 1.00% Floor)	10/3/22	55,900	55,900	55,900
NSM Sub Holdings Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	6.89% (L + 450, 1.00% Floor)	10/3/22	14,927,810	14,824,949	14,927,810
On Location Events, LLC, First Lien Term Loan	Hotel, Gaming, & Leisure	7.84% (L + 550, 1.00% Floor)	9/29/21	20,000,000	19,800,000	19,800,000
Premise Health Holding Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	6.14% (L + 375)	7/10/25	7,235,900	7,200,168	7,200,168
Pretium Packaging, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.37% (L + 500, 1.00% Floor)	11/14/23	14,925,001	14,818,479	14,775,751
Protective Industrial Products, Inc., First Lien Term Loan	Services: Business	6.74% (L + 450, 1.00% Floor)	1/31/24	9,344,348	9,260,193	9,344,348
PVHC Holding Corp., First Lien Term Loan	Containers, Packaging, & Glass	7.14% (L + 475, 1.00% Floor)	8/3/24	10,630,000	10,577,587	10,577,587
Q Holding Company, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.24% (L + 500, 1.00% Floor)	12/18/21	9,796,438	9,731,305	9,894,402
Zenith Home Corp., First Lien Term Loan	Consumer Goods: Non-Durable	6.71% (L + 450, 1.00% Floor)	12/27/23	9,248,199	9,205,775	9,201,958
Total					$295,682,581	$295,153,872

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 97.6% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2018 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of September 30, 2018 and for the three and nine months then ended:

Selected Balance Sheet Information

	September 30, 2018	December 31, 2017
Investments, at fair value (cost of $295,682,581 and $218,608,429)	$295,153,872	$219,161,966
Cash and cash equivalents	24,229,251	13,261,538
Other assets	3,767,536	2,740,328
Total assets	$323,150,659	$235,163,832
Debt	208,926,827	146,880,000
Contributions received in advance	—	1,427,659
Distribution payable	1,220,230	1,211,787
Interest and credit facility fees payable	729,354	407,703
Other accrued expenses and payables	643,837	404,006
Total liabilities	$211,520,248	$150,331,155
Members’ equity	111,630,411	84,832,677
Total liabilities and members’ equity	$323,150,659	$235,163,832

Selected Statement of Operations Information

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Total Investment income	$5,101,216	$3,249,835	$14,205,851	$7,031,426
Interest and credit facility fees	2,230,432	1,284,609	5,905,256	2,822,989
Other fees and expenses	205,386	138,289	900,319	343,012
Total expenses	$2,435,818	$1,422,898	$6,805,575	$3,166,001
Net realized and unrealized appreciation (depreciation)	(937,864)	163,656	(1,006,299)	372,073
Net increase in members' capital	$1,727,534	$1,990,593	$6,393,977	$4,237,498

For the three and nine months ended September 30, 2018, the Company’s share of net estimated taxable income from Senior Loan Partners was $2.3 million and $6.6 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. The estimated taxable income for the three and nine months ended September 30, 2017 was $1.6 million and $3.2 million, respectively. As of September 30, 2018 and December 31, 2017, $1.0 million and $1.0 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2018 and December 31, 2017.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2018 and December 31, 2017 represents zero of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2018 and December 31, 2017 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. As of September 30, 2018, the Company’s asset coverage was 326%.

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

Unsecured Convertible Senior Notes Due 2018

On February 19, 2013, the Company issued $115,000,000 in aggregate principal amount ($100,000,000 of the principal offering and $15,000,000 of the underwriters’ exercise of the overallotment option) of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 144A under the Securities Act. In certain circumstances and during certain periods, the Convertible Notes were convertible into cash, shares of BlackRock Capital Investment Corporation’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which was equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company did not have the right to redeem the Convertible Notes prior to maturity. The Convertible Notes had a maturity date of February 15, 2018, unless repurchased or converted in accordance with their terms prior to such date.

On September 27, 2017, the Company purchased $59,959,000 in aggregate principal amount of its existing $115,000,000 Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1,015 per $1,000 principal amount of notes purchased, plus accrued and unpaid interest, using borrowings under the Credit Facility and cash on hand. All Convertible Notes purchased in the tender offer were retired and cancelled, and are no longer outstanding under the indenture. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the difference between the reacquisition price (including reacquisition costs) and the net carrying amount of the Convertible Notes was recorded in the accompanying Consolidated Statements of Operations as a $1,312,719 loss on extinguishment of debt for the three and nine month periods ending September 30, 2017. On February 15, 2018, the remaining Convertible Notes of $55,041,000 matured and the Company paid the principal and interest in cash.

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

The Company’s outstanding debt as of September 30, 2018 and December 31, 2017 was as follows:

	As of
	September 30, 2018					December 31, 2017
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$400,000,000	(2)	$96,000,000	$96,000,000		$440,000,000	(2)	$16,000,000	$16,000,000
2022 Convertible Notes	143,750,000		143,750,000	136,959,766	(3)	143,750,000		143,750,000	135,666,663	(5)
Convertible Notes	—		—	—	(4)	55,041,000		55,041,000	54,994,609	(4)
	$543,750,000		$239,750,000	$232,959,766		$638,791,000		$214,791,000	$206,661,272

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,326,576 and $3,463,658, respectively, as of September 30, 2018.

(4)

Represents the aggregate principal amount outstanding of the Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of zero and $46,391, respectively, as of December 31, 2017. No longer outstanding at September 30, 2018 due to maturity.

(5)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,920,287 and $4,163,050, respectively, as of December 31, 2017.

At September 30, 2018, the Company had $96,000,000 drawn on the Credit Facility as compared to $16,000,000 at December 31, 2017. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $304,000,000 at September 30, 2018 and $424,000,000 at December 31, 2017. The Company’s average outstanding debt balance during the three months ended September 30, 2018 and 2017 was $236,116,610 and $275,520,929, respectively. The maximum amounts borrowed during the three months ended September 30, 2018 and 2017 were $261,367,504 and $310,630,687, respectively. The Company’s average outstanding debt balance during the nine months ended September 30, 2018 and 2017 was $242,411,852 and $311,148,465, respectively. The maximum amounts borrowed during the nine months ended September 30, 2018 and 2017 were $329,042,847 and $412,247,365, respectively.

Amortization of $404,018 and $1,245,273 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and nine months ended September 30, 2018. Amortization of $591,409 and $1,558,547 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and nine months ended September 30, 2018 was 5.80% and 5.81%, respectively, exclusive of commitment fees of $291,552 and $899,855, respectively. The weighted average annual interest cost for the three and nine months ended September 30, 2017 was 6.35% and 5.66%, respectively, exclusive of commitment fees of $398,979 and $896,042, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At September 30, 2018, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On April 30, 2018, the Company’s Board of Directors authorized an additional 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased (see Note 12). Any amount of shares authorized for repurchase by the Board of Directors on April 30, 2018 that remains unpurchased after June 30, 2019 will no longer be authorized for repurchase. As previously disclosed, of the 2,500,000 shares authorized for repurchase in May 2017, 206,624 shares remained unpurchased at June 30, 2018, after which such shares were no longer authorized for repurchase. During the three and nine months ended September 30, 2018, the Company purchased a total of 108,134 and 2,176,621 shares, respectively, of its common stock on the open market for $648,873 and $13,306,213, respectively, including brokerage commissions. No such shares were purchased for the three and nine months ended September 30, 2017. Since inception of the original repurchase plan through September 30, 2018, the Company has purchased 6,953,475 shares of its common stock on the open market for $51,040,715, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury. Of the 2,500,000 shares authorized for repurchase on April 30, 2018, effective July 1, 2018, 2,391,866 remained available for repurchase as of September 30, 2018.

For the three and nine months ended September 30, 2018, declared distributions to common stockholders were $12,782,869 and $38,716,424, respectively. For the three and nine months ended September 30, 2017, declared distributions to common stockholders were $13,149,409 and $39,382,540, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2). For the three and nine months ended September 30, 2018, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $819,666 (through purchase of shares in the open market) and $2,499,516 (through issuance of new shares and purchase of shares in the open market), respectively. For the three and nine months ended September 30, 2017, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $865,404 and $2,648,095, respectively, through issuance of new shares.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2018 and December 31, 2017. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2018 and December 31, 2017, the Company was obligated to existing portfolio companies for unfunded commitments of $48.8 million and $42.1 million, respectively. Of the $48.8 million total unfunded commitments at September 30, 2018, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at September 30, 2018 and December 31, 2017 was $48.2 million and $42.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$96,000,000	$90,720,000	$16,000,000	$15,120,000
2022 Convertible Notes	136,959,766	145,726,562	135,666,663	144,898,540
Convertible Notes	—	—	54,994,609	55,178,607
Total	$232,959,766	$236,446,562	$206,661,272	$215,197,147

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at September 30, 2018 and December 31, 2017 in determining such fair values:

		Fair Value Inputs at September 30, 2018
	Fair Value at September 30, 2018	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$24,493,038	$—	$—	$24,493,038
Unsecured debt	121,450,318	—	—	121,450,318
Subordinated debt	40,000,000	—	—	40,000,000
Senior secured loans	362,836,818	—	—	362,836,818
Preferred stock	53,318,518	—	—	53,318,518
Common stock	10,611,548	—	—	10,611,548
Limited partnership/limited liability company interests	167,936,868	—	—	167,936,868
Equity warrants/options	—	—	—	—
Total investments	780,647,108	—	—	780,647,108
Cash and cash equivalents	4,462,864	4,462,864	—	—
Total	$785,109,972	$4,462,864	$—	$780,647,108

		Fair Value Inputs at December 31, 2017
	Fair Value at December 31, 2017	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,250,661	$—	$—	$23,250,661
Unsecured debt	95,266,709	—	—	95,266,709
Subordinated debt	29,600,000	—	—	29,600,000
Senior secured loans	404,219,616	—	—	404,219,616
Preferred stock	59,622,456	—	—	59,622,456
Common stock	16,206,829	—	—	16,206,829
Limited partnership/limited liability company interests	129,774,536	—	—	129,774,536
Equity warrants/options	—	—	—	—
Total investments	757,940,807	—	—	757,940,807
Cash and cash equivalents	29,014,645	29,014,645	—	—
Total	$786,955,452	$29,014,645	$—	$757,940,807

The valuation techniques used at September 30, 2018 and December 31, 2017 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the three months ended September 30, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2018	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2018
Senior secured notes	$24,035,447	$11,731	$—	$445,860	$—	$—	$—	$24,493,038
Unsecured debt	97,572,375	—	—	—	38,843,572	(14,965,629)	—	121,450,318
Subordinated debt	40,000,000	—	—	—	—	—	—	40,000,000
Senior secured loans	380,659,566	440,653	—	(4,028,248)	24,992,466	(39,227,619)	—	362,836,818
Preferred stock	55,649,719	—	—	10,022,480	2,646,319	(15,000,000)	—	53,318,518
Common stock	15,398,940	—	(2,647,230)	2,529,948	129,890	(4,800,000)	—	10,611,548
Limited partnership/LLC Interest	162,954,894	—	—	997,163	4,210,144	(225,333)	—	167,936,868
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$776,270,941	$452,384	$(2,647,230)	$9,967,203	$70,822,391	$(74,218,581)	$—	$780,647,108

The following is a reconciliation for the nine months ended September 30, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2018
Senior secured notes	$23,250,661	$71,445	$—	$(26,006)	$1,196,938	$—	$—	$24,493,038
Unsecured debt	95,266,709	—	(50,527,163)	50,527,163	68,963,022	(42,779,413)	—	121,450,318
Subordinated debt	29,600,000	—	—	—	10,400,000	—	—	40,000,000
Senior secured loans	404,219,616	1,033,566	(26,117,431)	9,995,177	154,972,526	(181,266,636)	—	362,836,818
Preferred stock	59,622,456	—	—	(5,509,628)	14,205,690	(15,000,000)	—	53,318,518
Common stock	16,206,829	—	(2,648,230)	2,048,114	129,890	(5,125,055)	—	10,611,548
Limited partnership/LLC Interest	129,774,536	—	6,018,435	7,874,981	31,812,226	(7,543,310)	—	167,936,868
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$757,940,807	$1,105,011	$(73,274,389)	$64,909,801	$281,680,292	$(251,714,414)	$—	$780,647,108

The following is a reconciliation for the three months ended September 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2017
Senior secured notes	$64,389,329	$78,230	$—	$(3,132,565)	$—	$—	$—	$61,334,994
Unsecured debt	120,255,833	—	—	(19,486,033)	7,059,259	(1,411,852)	—	106,417,207
Subordinated debt	29,600,000	—	—	—	—	—	—	29,600,000
Senior secured loans	507,560,242	675,923	—	(15,792,364)	16,953,464	(74,308,642)	—	435,088,623
Preferred stock	56,484,414	—	—	1,552,012	1,613,379	—	—	59,649,805
Common stock	18,462,588	—	—	(902,907)	268,221	—	—	17,827,902
Limited partnership/ LLC Interest	96,511,515	—	—	18,144,138	9,280,565	—	—	123,936,218
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$893,263,921	$754,153	$—	$(19,617,719)	$35,174,888	$(75,720,494)	$—	$833,854,749

The following is a reconciliation for the nine months ended September 30, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2017
Senior secured notes	$63,609,625	$232,139	$(13,682,622)	$11,013,701	$5,162,151	$(5,000,000)	$—	$61,334,994
Unsecured debt	127,317,932	—	—	(22,767,322)	19,867,707	(18,001,110)	—	106,417,207
Subordinated debt	28,800,000	—	—	—	800,000	—	—	29,600,000
Senior secured loans	548,515,315	1,950,536	(34,071,371)	16,414,451	112,297,568	(210,017,876)	—	435,088,623
Preferred stock	57,873,127	—	2,449,618	5,071,472	2,079,524	(7,823,936)	—	59,649,805
Common stock	37,632,386	—	3,369,690	(3,636,771)	486,792	(20,024,195)	—	17,827,902
Limited partnership/ LLC Interest	67,257,747	—	(9,638,439)	27,478,525	39,777,654	(939,269)	—	123,936,218
Equity warrants/options	117,358	—	(994,155)	1,068,780	—	(191,983)	—	—
Total investments	$931,123,490	$2,182,675	$(52,567,279)	$34,642,836	$180,471,396	$(261,998,369)	$—	$833,854,749

There were no transfers between Levels during the three and nine months ended September 30, 2018 and 2017. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2018 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $7,715,785 and $(10,122,737), respectively. Net change for the three and nine months ended September 30, 2017, on investments still held at period ends was $(19,055,407) and $(18,708,385), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2018 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	8.73x	9.73x	9.23x
Unsecured debt	7.75x	8.25x	8.00x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	5.12x	5.69x	5.40x
Preferred stock	8.75x	9.75x	9.25x
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	4.75x	5.04x	4.90x
Equity warrants/options	n/a	n/a	n/a
Market Yields:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	11.24%	12.21%	11.78%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.04x	1.14x	1.09x
Subordinated debt	0.95x	1.05x	1.00x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.03x	1.15x	1.09x
Common stock	1.04x	1.14x	1.09x
Limited partnerships/LLC interest	0.95x	1.05x	1.00x
Equity warrants/options	n/a	n/a	n/a
Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	0.90x	1.10x	0.98x
Equity warrants/options	n/a	n/a	n/a

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Per Share Data:
Net asset value, beginning of period	$7.83	$8.21
Net investment income	0.50	0.56
Net realized and unrealized gain (loss)	(0.15)	(0.23)
Deferred taxes	(0.03)	(0.07)
Realized losses on extinguishment of debt	—	(0.02)
Total from investment operations	0.32	0.24
Distributions to stockholders from net investment income	(0.54)	(0.54)
Purchases of treasury stock at prices below net asset value	0.05	—
Equity component of convertible notes	—	0.06
Issuance/reinvestment of stock at prices (below) above net asset value	—	(0.01)
Net increase (decrease) in net assets	(0.17)	(0.25)
Net asset value, end of period	$7.66	$7.96
Market price, end of period	$5.90	$7.50
Total return(1)	3.45%	16.72%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	3.90%	4.09%
Ratio of interest and other debt related expenses to average net assets(2)	2.77%	3.13%
Ratio of total expenses to average net assets(2)(3)	6.67%	7.22%
Ratio of net investment income to average net assets(2)	8.64%	9.05%
Net assets, end of period	$543,154,571	$581,477,987
Average debt outstanding	$242,411,852	$311,148,465
Weighted average shares outstanding	71,892,278	72,928,772
Average debt per share(4)	$3.37	$4.27
Portfolio turnover	31%	20%
Yield on total portfolio at cost	10.30%	8.98%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waiver approved by the Company’s Board of Directors for the nine months ended September 30, 2018 and 2017 (see Note 3 for more detail).  Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 5.39% and 5.22% for the nine month periods ended September 30, 2018, and September 30, 2017, respectively.  The ratio of total expenses to average net assets would be 8.16% and 8.35% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On October 30, 2018, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on January 8, 2019 to stockholders of record at the close of business on December 18, 2018.

In October 2018, the Company repurchased an additional 1,173,289 shares of common stock through its repurchase program, for a total cost of $6.8 million, including broker commissions, with 1,218,577 shares remaining for repurchase under the 2,500,000 shares authorized for repurchase in April 2018.

On October 30, 2018, the Company’s Board of Directors authorized an additional 3,000,000 shares for repurchase, bringing the total available for repurchase to 4,218,577 shares, effective November 5, 2018 until the earlier of October 28, 2019 or such time that all of the authorized shares have been repurchased.

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

Financial and operating highlights

At September 30, 2018:

Investment portfolio, at fair value: $780.6 million

Net assets: $543.2 million

Indebtedness, excluding deferred financing costs: $236.4 million

Net asset value per share: $7.66

Portfolio Activity for the Three Months Ended September 30, 2018:

Cost of investments during period, including PIK: $70.7 million

Sales, repayments and other exits during period: $74.5 million

Number of portfolio companies at end of period: 28

Operating Results for the Three Months Ended September 30, 2018:

Net investment income per share: $0.18

Distributions declared per share: $0.18

Basic earnings/(loss) per share: $0.28

Net investment income: $12.5 million

Net realized and unrealized gain/(loss) before taxes: $7.9 million

Deferred taxes: $(0.4) million

Net increase/(decrease) in net assets from operations: $20.0 million

Net investment income per share, as adjusted1: $0.18

Basic earnings per share, as adjusted1: $0.28

Net investment income, as adjusted1: $12.5 million

Net increase in net assets from operations, as adjusted1: $20.0 million

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

Portfolio and investment activity

We invested approximately $70.7 million during the three months ended September 30, 2018. The new investments consisted of unsecured or subordinated debt securities and equity securities ($45.7 million, or 64.7%), senior secured loans secured by first lien ($19.6 million, or 27.7%), and senior secured loans secured by second lien ($5.4 million, or 7.6%). Additionally, we received proceeds from sales/repayments and other exits of approximately $74.5 million during the three months ended September 30, 2018.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At September 30, 2018, our portfolio of $780.6 million (at fair value) consisted of 28 portfolio companies and was invested 46% in senior secured loans, 21% in unsecured or subordinated debt securities, 30% in equity investments, and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $34.1 million at September 30, 2018. Our largest portfolio company investment at fair value was approximately $113.8 million and our five largest portfolio company investments at fair value comprised approximately 41% of our portfolio at September 30, 2018. At December 31, 2017, our portfolio of $757.9 million (at fair value) consisted of 30 portfolio companies and was invested 53% in senior secured loans, 17% in unsecured or subordinated debt securities, 27% in equity investments and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.0 million at December 31, 2017. Our largest portfolio company investment by value was approximately $83.1 million and our five largest portfolio company investments by value comprised approximately 33% of our portfolio at December 31, 2017.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At September 30, 2018, our top three industry concentrations at fair value consisted of Finance (38.6%), Chemicals, Plastics, & Rubber (16.1%) and Energy: Oil & Gas (11.0%). At December 31, 2017, our top three industry concentrations at fair value consisted of Finance (29.5%), Chemicals, Plastics, & Rubber (16.3%) and Services: Business (9.9%) (see Note 5 to the consolidated financial statements).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.2% at September 30, 2018 and 10.8% at December 31, 2017. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.0% and 12.6%, respectively, at September 30, 2018, as compared to 10.7% and 11.6%, respectively, at December 31, 2017. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.1% at September 30, 2018 and 9.7% at December 31, 2017. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.7% and 12.6%, respectively, at September 30, 2018, as compared to 9.9% and 8.6%, respectively, at December 31, 2017. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents. Additionally, the weighted average yield of the total portfolio, at fair value and at amortized cost, was 10.2% and 10.3%, respectively, at September 30, 2018, as compared to 9.6% and 8.7%, respectively, at December 31, 2017.

For the three and nine months ended September 30, 2018, the total return based on net asset value was 4.3% and 6.9%, respectively, and the total return based on market price was 4.2% and 3.5%, respectively. For the three and nine months ended September 30, 2017, the total return based on net asset value was (2.1)% and 5.0%, respectively, and the total return based on market price was 2.6% and 16.7%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.31 at September 30, 2018 and 1.35 at December 31, 2017. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Grade 1	$620,273,951	$642,413,532
Grade 2	118,863,674	35,193,161
Grade 3	—	14,630,321
Grade 4	41,509,483	65,698,306
Not Rated	—	5,487
Total investments	$780,647,108	$757,940,807

Results of operations

Results comparisons for the three months ended September 30, 2018 and 2017.

Investment income

	Three months ended September 30, 2018	Three months ended September 30, 2017
Investment Income:
Interest and fees on senior secured loans	$11,121,494	$13,906,570
Interest and fees on other debt securities	5,944,248	4,372,913
Interest earned on short-term investments, cash equivalents	33,915	18,433
Dividends and fees on equity securities	3,909,248	4,463,118
Other income	—	—
Total investment income	$21,008,905	$22,761,034

Total investment income for the three months ended September 30, 2018 decreased $1.8 million, or 7.7%, as compared to the three months ended September 30, 2017. Excluding fee income and other income, total investment income decreased by approximately 9.8%, primarily attributable to a decrease of 13.3% in average investment portfolio for the quarter ended September 30, 2018, at amortized cost, as compared to the quarter ended September 30, 2017. The decrease in portfolio size is primarily due to dispositions during the fourth quarter of 2017 and in 2018, the impact of which was partially offset by a higher rate environment.

Expenses

	Three months ended September 30, 2018	Three months ended September 30, 2017
Expenses:
Base management fees	$3,481,000	$3,993,673
Incentive management fees	2,497,266	1,493,619
Interest and credit facility fees	3,743,694	4,808,533
Professional fees	212,430	323,949
Administrative services	355,238	292,767
Director fees	181,000	157,500
Investment advisor expenses	87,500	87,504
Other	461,711	957,192
Total expenses, before incentive management fee waiver	11,019,839	12,114,737
Incentive management fee waiver	(2,497,266)	(1,493,619)
Expenses, net of incentive management fee waiver	$8,522,573	$10,621,118

Total expenses, net of incentive management fee waiver, decreased $2.1 million, or 19.8%, for the three months ended September 30, 2018 from comparable period in 2017, primarily due to the decrease in base management fees and interest and credit facility fees discussed below.

The decrease of $0.5 million, or 12.8%, in base management fees for the three months ended September 30, 2018 from comparable period in 2017 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits during the fourth quarter of 2017 and in 2018.

Interest and credit facility fees decreased $1.1 million, or 22.1%, for the three months ended September 30, 2018 over the respective quarter primarily due to the Company’s effort to optimize liabilities during 2017 and 2018 periods (see Note 7 to the consolidated financial statements), as well as a decrease in average outstanding debt balance.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through December 31, 2018 (see Note 3 to the consolidated financial statements). For the three months ended September 30, 2018 and 2017, there was no incentive management fees based on gains incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative (see Note 3 to the consolidated financial statements). It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $12.5 million and $12.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $0.4 million over the comparable quarter was due to the $2.1 million decline in expenses, partially offset by the decrease of $1.8 million in investment income.

Net realized gain or loss

Net realized loss for the three months ended September 30, 2018 was $2,155,458, primarily as a result of the sale of equity investments in CB-HDT Holdings, Inc., partially offset by a gain relating to Bankruptcy Management Solutions, Inc.. Net realized gain for the three months ended September 30, 2017 was $28,990.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2018 and 2017, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $10.1 million and an increase in net unrealized depreciation of $19.3 million, respectively. The decrease in net unrealized depreciation for the three months ended September 30, 2018 was primarily due to i) $13.0 million appreciation in our preferred stock investment in KAGY Holding Company, Inc. and equity investment in U.S. Well Services, LLC and ii) $2.3 million reversal of previously recognized unrealized depreciation due to dispositions or exit, mainly related to sale of CB-HDT Holdings, Inc. common stock, partially offset by iii) net depreciation of $5.2 million in our investments in other portfolio companies. The depreciation for the three months ended September 30, 2017 was primarily due to $18.2 million of net decreases in portfolio valuations.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended September 30, 2018 and 2017 was an increase of $20.0 million and a decrease of $(13.8) million, respectively. As compared to the prior period, the increase is reflective of an overall increase in net investment income of $0.4 million period-over-period, as well as a net realized and unrealized gain of $7.5 million for the current period, including deferred taxes of $(0.4) million related to unrealized gain in a taxable subsidiary (see Note 2 to the consolidated financial statements), as compared to $(25.9) million of net realized and unrealized loss for the three months ended September 30, 2017 including deferred taxes of $(5.3) million and realized losses on extinguishment of debt of $(1.3) million.

Results comparisons for the nine months ended September 30, 2018 and 2017.

Investment income

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Investment Income:
Interest and fees on senior secured loans	$35,318,622	$44,683,063
Interest and fees on other debt securities	15,919,692	18,710,360
Interest earned on short-term investments, cash equivalents	102,548	39,248
Dividends and fees on equity securities	11,809,291	8,908,489
Other income	—	590,429
Total investment income	$63,150,153	$72,931,589

Total investment income for the nine months ended September 30, 2018 decreased $9.8 million, or 13.4%, as compared to the nine months ended September 30, 2017. Excluding fee income and other income, total investment income decreased by approximately 14.2%, primarily attributable to a decrease of 14.5% in average investment portfolio for the nine months ended September 30, 2018, at amortized cost, as compared to the nine months ended September 30, 2017. The decrease in portfolio size is primarily due to dispositions during the fourth quarter of 2017 and in 2018, the impact of which was partially offset by a higher rate environment and higher dividend income in 2018.

Expenses

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Expenses:
Base management fees	$10,644,268	$12,656,877
Incentive management fees	6,153,967	5,076,662
Interest and credit facility fees	11,441,909	14,056,698
Professional fees	1,564,350	1,681,342
Administrative services	1,326,216	924,226
Director fees	546,000	475,249
Investment advisor expenses	262,500	262,505
Other	1,717,928	2,300,180
Total expenses, before incentive management fee waiver	33,657,138	37,433,739
Incentive management fee waiver	(6,153,967)	(5,076,662)
Expenses, net of incentive management fee waiver	$27,503,171	$32,357,077

Total expenses, net of incentive management fee waiver, decreased $4.9 million, or 15.0%, for the nine months ended September 30, 2018 from comparable period in 2017, primarily due to the decrease in base management fees and interest and credit facility fees discussed below.

The decrease of $2.0 million, or 15.9%, in base management fees for the nine months ended September 30, 2018 from comparable period in 2017 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits during the fourth quarter of 2017 and in 2018. Additionally, after March 6, 2017, the rate used to calculate management fees decreased from 2.0% of total assets to 1.75% of total assets, excluding cash (see Note 3 to the consolidated financial statements).

Interest and credit facility fees decreased $2.6 million, or 18.6% for the nine months ended September 30, 2018 over the respective period primarily due to the Company’s effort to optimize liabilities during 2017 and 2018 periods (See Note 7 to the consolidated financial statements), as well as a decrease in average outstanding debt balance.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through December 31, 2018 (see Note 3 to the consolidated financial statements). For the nine months ended September 30, 2018 and 2017, no incentive management fees based on gains were incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative (see Note 3 to the consolidated financial statements). It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $35.6 million and $40.6 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of $5.0 million over the comparable period was due to the $9.8 million decline in investment income, partially offset by $4.9 million decrease in expenses.

Net realized gain or loss

Net realized gain (loss) for the nine months ended September 30, 2018, was $(74.9) million, primarily as a result of restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd. Substantially all of these realized losses were reflected in unrealized depreciation in prior periods. Net realized (loss) for the nine months ended September 30, 2017 amounted to $(51.6) million. $(57.4) million of the losses were a result of restructurings or amendments of our debt investment in Advanced Lighting Technologies, Inc., and our debt and equity investments in U.S. Well Services, LLC, as well as the write-off of our investment in Shoreline Energy LLC. These losses were slightly offset by $5.7 million of gains realized on the sales of our equity investment in USI Senior Holdings, Inc. and our debt and equity investments in Bankruptcy Management Solutions, Inc.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2018 and 2017, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $64.7 million and $35.1 million, respectively. The decrease in net unrealized depreciation for the nine months ended September 30, 2018, was primarily due to i)

reversal of previously recognized depreciation of $76.3 million after the restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd., ii) $17.3 million appreciation in our equity investments in U.S. Well Services, LLC and V Global Holdings LLC partially offset by iii) $1.3 million reversal of previously recognized net unrealized appreciation due to dispositions or exit and iv) $27.6 million net valuation depreciation primarily in our debt investment in Westmoreland Resource Partners, LP, preferred stock investment in KAGY Holding Company, Inc., equity investment in SVP-Singer Holdings, LP, as well as investments in other portfolio companies. The comparable period appreciation was primarily comprised of $50.7 million unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions or restructurings, namely Advanced Lighting, USWS and Shoreline, partially offset by $15.6 million depreciation in portfolio valuations during the period.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the nine months ended September 30, 2018 and 2017 was an increase of $23.3 million and $17.6 million, respectively. As compared to the prior period, the increase is reflective of an overall decrease in net realized and unrealized loss period-over-period, partially offset by a decrease in net investment income of $(4.9) million period-over-period. Net realized and unrealized loss of $(12.4) million for the current period, including deferred taxes of $(2.2) million related to unrealized gain in a taxable subsidiary (see Note 2 to the consolidated financial statements), as compared to $(23.0) million of net realized and unrealized loss for the nine months ended September 30, 2017, which included $(5.3) million of deferred taxes related to unrealized gain in a taxable subsidiary, and $(1.3) million realized losses on extinguishment of debt.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
GAAP Basis:
Net Investment Income	$12,486,332	$12,139,916	$35,646,982	$40,574,512
Net Investment Income per share	0.18	0.17	0.50	0.56
Addback: GAAP incentive management fee expense based on Gains	—	—	—	—
Addback: GAAP incentive management fee expense based on Income	—	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$12,486,332	$12,139,916	$35,646,982	$40,574,512
Net Investment Income per share	0.18	0.17	0.50	0.56
Less: Incremental incentive management fee expense based on Income	—	—	—	—
As Adjusted[2]:
Net Investment Income	$12,486,332	$12,139,916	$35,646,982	$40,574,512
Net Investment Income per share	0.18	0.17	0.50	0.56

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

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2018, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the nine months ended September 30, 2018 was $2,065,363. Our primary sources of cash from operating activities during the period primarily consisted of cash from net investment income of $31,660,537 and net proceeds from sales and repayments of $243,774,902. Our primary uses of cash from operating activities during the period consisted of purchases of investments of $(272,098,527), which excludes PIK.

Net cash used by financing activities during the nine months ended September 30, 2018 was $(26,617,144). Our uses of cash consisted of cash distributions paid of $(38,269,931) and purchases of treasury stock of $(13,306,213). Our sources of cash from financing activities consisted of $24,959,000 in borrowings under the Credit Facility, net of debt repayments.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2018 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$96.0	$—	$—	$96.0	$—
2022 Convertible Notes	143.8	—	—	143.8	—
Interest and Credit Facility Fees Payable	2.3	2.3	—	—	—

(1)	At September 30, 2018, $304.0 million remained undrawn under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2018 and December 31, 2017. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2018 and December 31, 2017, the Company was obligated to existing portfolio companies for unfunded commitments of $48.8 million and $42.1 million, respectively. Of the $48.8 million total unfunded commitments at September 30, 2018, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since June 2016:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	June 17, 2016	July 1, 2016
$0.21	September 19, 2016	October 3, 2016
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.18 dividend paid on October 8, 2018, the Company estimates that $0.172818 was from net investment income and $0.007182 was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. For the three and nine months ended September 30, 2018, distributions reinvested pursuant to our dividend reinvestment plan were $819,666 (through purchase of shares in the open market), and $2,499,516 (through issuance of new shares and purchase of shares in the open market), respectively. For the three and nine months ended September 30, 2017, distributions reinvested pursuant to our dividend reinvestment plan were $865,404 and $2,648,095, respectively.

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

Recent developments

On October 30, 2018, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on January 8, 2019 to stockholders of record at the close of business on December 18, 2018.

In October 2018, the Company repurchased an additional 1,173,289 shares of common stock through its repurchase program, for a total cost of $6.8 million, including broker commissions, with 1,218,577 shares remaining for repurchase under the 2,500,000 shares authorized for repurchase in April 2018.

On October 30, 2018, the Company’s Board of Directors authorized an additional 3,000,000 shares for repurchase, bringing the total available for repurchase to 4,218,577 shares, effective November 5, 2018 until the earlier of October 28, 2019 or such time that all of the authorized shares have been repurchased.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2018, 74% of our debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 98% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of September 30, 2018, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.5	$0.19
Up 300 basis points	$10.2	$0.14
Up 200 basis points	$6.8	$0.09
Up 100 basis points	$3.4	$0.05
Down 100 basis points	$(3.4)	$(0.05)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three and nine months ended September 30, 2018 and 2017, we did not engage in any interest rate hedging activity.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "Annual Report") and in our most recently filed registration statement on Form N-2, filed on June 22, 2018 (the “Registration Statement”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report, in the Registration Statement and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the nine month period ended September 30, 2018:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	$6.27	25,111	25,111	2,250,000
February 2018	—	—	—	2,250,000
March 2018	5.97	774,692	774,692	1,475,308
April 2018	6.01	61,951	61,951	1,413,357
May 2018	6.14	868,695	868,695	544,662
June 2018 (2)	6.41	338,038	338,038	206,624
July 2018 (3)	—	—	—	2,500,000
August 2018	—	—	—	2,500,000
September 2018	6.00	108,134	108,134	2,391,866
	$6.11	2,176,621	2,176,621

(1)	The average price paid per share includes $0.03 commission fee per share.
(2)

Of the 2,500,000 shares authorized for repurchase in May 2017, the remaining 206,624 shares were no longer authorized for repurchase after September 30,   2018.  See Note 8 to the consolidated financial statements.

(3)	On April 30, 2018, 2,500,000 shares were authorized for repurchase, effective July 1, 2018.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: October 31, 2018	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: October 31, 2018	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer