Form 10-K
period 2018-12-31
BlackRock Capital Investment Corp
filed 2019-03-06
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018,

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2018 (the last business day of the Registrant’s most recently completed second quarter) was $407,910,108 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 68,836,255 shares of the Registrant’s common stock outstanding at March 6, 2019.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

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

Organization of the Advisor and Previous Advisor

BlackRock Advisors and BCIA are Delaware limited liability companies registered with the Securities and Exchange Commission (“SEC”) as investment advisors under the Advisers Act. The Advisor and BlackRock Advisors collectively manage or have committed to manage approximately $504.6 billion of assets as of December 31, 2018. BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Our investment activities are carried out by the Advisor, which is led by James E. Keenan, Interim Chief Executive Officer of the Company, and the BlackRock US Private Capital Group’s Investment Committee (the “Investment Committee”). The voting members of the Investment Committee are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal and Alex Dashiell. Previously, our investment activities were led by Michael J. Zugay, former Chief Executive Officer and Chairman of the Investment Committee through April 27, 2018.

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

The BlackRock Platform: Our investment activities are carried out by the Advisor, a wholly owned indirect subsidiary of BlackRock. BlackRock is a leading publicly traded investment management firm with $6.0 trillion of assets under management (“AUM”) at December 31, 2018. With employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide. We believe our affiliation with BlackRock provides us with access to one of the deepest, broadest investment platforms in the financial services industry, with strategies across asset classes and investment styles all backed by our industry leading technology and risk management.  BlackRock’s platform provides our investment professionals with market, company and industry insights that enhances our investment and due diligence processes.

Acquisition and Integration of Tennenbaum Capital Partners, LLC (“TCP”): In August 2018, BlackRock completed the acquisition of TCP, a leading investment manager focused on middle market performing credit and special situations credit opportunities. We believe that the acquisition of TCP and integration of its operations will help add value for the Company’s stockholders. The investment teams and investment processes for the Company and TCP have been integrated, which benefits the Company through increased deal flow and added industry-specific expertise. As part of the integration, Howard M. Levkowitz and Rajneesh Vig, two of TCP’s principals, have joined the Investment Committee as voting members who bring vast experience and expertise in direct lending. Subsequent to December 31, 2018, the Company and TCP affiliated funds have begun to co-invest and we expect the frequency of co-investments to increase in the future. Additionally, we believe that the ability to co-invest with TCP affiliated funds helps to mitigate portfolio risk by increasing issuer and sector diversity.

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $4.7 billion across 190 portfolio companies through December 31, 2018. We have a debt and income producing equity yield at fair value of approximately 11.5% at December 31, 2018. During 2018, we invested approximately $308.6 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 4,000 potential investments and have a proven process through which we have invested in excess of $4.7 billion through December 31, 2018. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom the investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Since April 2018, our investment activities have been carried out by our investment advisors, which is led by James E. Keenan, Interim Chief Executive Officer of the Company, and the Investment Committee. The voting members of the Investment Committee are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal and Alex Dashiell. The investment professionals, as well as members of the Investment Committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills.

Our executive officers and directors and the employees of BlackRock and certain of its affiliates, as well as members of the Investment Committee, serve or may serve as investment advisors, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as we do and/or investment funds managed by our affiliates. We note that any affiliated investment vehicle currently formed or formed in the future and managed or to be managed in the future by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Accordingly, we may not be given the opportunity to participate in certain investments made by investment funds managed by the Advisor or its affiliates. However, the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions.

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

While we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a regulated investment company (“RIC”) under the Code, for tax purposes, we are dependent on our ability to raise capital through the issuance of our common stock. RICs generally must distribute substantially all of their earnings to stockholders in order to achieve pass-through tax treatment, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 200% (or 150% under certain circumstances) in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have two dollars of assets. Our existing debt arrangements also require that we maintain an asset coverage ratio of not less than 200%, among other things.

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

After the Advisor has identified an investment opportunity, received approval at the screening meeting, and completed due diligence, the investment team involved in the transaction prepares a written investment analysis in the form of an investment committee memo, and presents their findings to all of the investment professionals including the voting members, at an Investment Committee meeting. At that time, the Investment Committee casts a vote for or against moving forward with the potential investment.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.44 at December 31, 2018 and 1.35 at December 31, 2017. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Grade 1	$457,652,705	$642,413,532
Grade 2	159,795,245	35,193,161
Grade 3	29,850,000	14,630,321
Grade 4	24,354,996	65,698,306
Not Rated	—	5,487
Total investments	$671,652,946	$757,940,807

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

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors to permit BlackRock Advisors to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Previous

Advisor, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC. BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous management agreement.” The BlackRock Advisors Management Agreement had the same management and incentive fee terms as the previous agreement until March 6, 2017 and thereafter had different management and incentive fees terms as compared to the previous management agreement. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BCIA, the Advisor, pursuant to Rule 2a-6 of the 1940 Act and the Company entered into the Current Management Agreement with BCIA. The Current Management Agreement has the same management and incentive fee terms as compared to the BlackRock Advisors Management Agreement.

The BlackRock Advisors Management Agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement was in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. The Company’s Board of Directors approved the continuation of the Current Management Agreement in October 2018.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred $14,138,788, $16,391,532 and $21,460,909, respectively, in base management fees under the investment management agreement.

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

Until March 6, 2017, BlackRock Advisors was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2018 and 2017 was determined by reference to the four quarter periods ended on December 31, 2018 and 2017, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

The payment of any such Incentive Fee based on income otherwise earned by our investment advisor will be deferred if, for the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the Annualized Rate of Return is less than 7.0% of net assets attributable to common stock at the beginning of such four quarter period as adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such four full calendar quarter period, with any deferred Incentive Fees to be carried over for payment in subsequent quarterly calculation periods to the extent such payment can then be made in accordance with the investment management agreement. For the year ended December 31, 2018 and the period after March 6, 2017 to December 31, 2017, the Company incurred $8,510,866 and $7,980,098, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months, which has subsequently been extended to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA has agreed to honor such waiver.  The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income was $8,510,866 for the year ended December 31, 2018, and $7,980,098 for the period after March 6, 2017 to December 31, 2017, respectively, resulting in no net Incentive Fees based on income incurred by the Company.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at December 31, 2018 and 2017, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at December 31, 2018 and 2017.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act, the Current Management Agreement or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2018 and 2017 resulted in no capital gains Incentive Fee.

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

Duration and termination

Unless earlier terminated, the Current Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. In October 2018, our Board approved the Current Management Agreement for a successive 12 months. We may terminate the Current Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Current Management Agreement will also immediately terminate in the event of its assignment.

Administration agreement

We have entered into an administration agreement with BlackRock Financial Management, Inc., a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. For the years ended December 31, 2018, 2017 and 2016, we incurred $1,702,723, $1,039,221 and $1,304,172, respectively, for such administrative services expenses.

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

Staffing

Services necessary for our business are provided by individuals who are employees of BlackRock or the Administrator and its affiliates, pursuant to the terms of the Current Management Agreement and the Administration Agreement. Each of our executive officers is an employee of the Advisor or the Administrator and its affiliates. Our day-to-day investment operations are managed by the Advisor. At December 31, 2018, there were approximately 50 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the Administration Agreement, including rent as well as our allocable portion of any costs and expenses incurred by the Administrator relating to any non-investment advisory, administrative or operating services provided by the Administrator to us.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). This information is available free of charge by calling us at (212) 810-5800 or on our website at www.blackrockbkcc.com. The information on our website is not deemed incorporated by reference in this Annual Report. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at an adjourned special meeting of stockholders held on May 4, 2018, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 3, 2019.

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

We depend on the members of senior management of the Advisor, particularly James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal and Alex Dashiell, Managing Directors of the Advisor, and other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. There also could be no assurance the Advisor would replicate its historical success.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effect of which may be adverse.

Our Board of Directors has the authority to modify or waive certain of our investment objective, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our common stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions to our stockholders.

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

As of December 31, 2018, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2018.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2018, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under these debt facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures on June 5, 2022, and any inability to renew, extend or replace our Credit Facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $400.0 million senior secured credit facility with a group of lenders, under which we had $49.0 million of indebtedness outstanding at December 31, 2018. Undrawn amount under our Credit Facility was $351.0 million at December 31, 2018. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750.0 million. The Credit Facility has a stated maturity date of June 5, 2022. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. As of December 31, 2018, we had outstanding approximately $143.8 million of 2022 Convertible Notes, and $49.0 million outstanding on our Credit Facility. Lenders under our Credit Facility and 2022 Convertible Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility.

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

As a BDC, we generally are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets, we may raise $100 from senior securities, such as borrowings or issuing secured stock. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. On March 23, 2018, the President signed into law the Small Business Credit Availability Act (the “SBCAA”), which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. The Company currently has not determined whether to take advantage of the additional leverage. If the Company chooses to take advantage of such additional leverage, it will mean that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing secured stock. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at par at December 31, 2018, which represented borrowings equal to 27.8% of our total assets. On such date, we also had $693.6 million in total assets; an average cost of funds of 4.9%; $192.8 million in principal amount of debt outstanding; and $487.0 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2018 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 4.9% by the $192.8 million in principal amount of debt outstanding is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2018 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-16.2%	-9.1%	-1.9%	5.2%	12.3%

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
•

our ability to make distributions on our common stock will be restricted if our asset coverage ratio is not at least 200% (or 150% under certain circumstances) and any amounts used to service indebtedness or preferred stock may not be available for such distributions;

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

We may not make distributions and consequently could be subject to corporate-level income tax.

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

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% under certain circumstances). This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value and profitability could decline.

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

The Advisor, its employees and members of the Investment Committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates. In any such case, if the Advisor forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. In certain cases, investment opportunities may be made other than on a pro rata basis. The Advisor and its affiliates intend to allocate investment opportunities in a manner that they believe in their judgment and based upon their fiduciary duties to be appropriate considering a variety of factors such as the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations. To the extent that investment opportunities are suitable for the Company and one or more co-investment vehicle, the Advisor will allocate investment opportunities pro rata among the Company and such co-investment vehicle based on the amount of funds each then has available for such investment taking into account these factors.

BlackRock, the ultimate parent company of the Advisor, and its affiliates, which include the Advisor and PNC Financial Services Group, Inc. (“PNC”), are involved worldwide with a broad spectrum of financial services and asset management activities and may engage in the ordinary course of business in activities in which their interests or the interests of their clients may conflict with our interests. BlackRock and its affiliates may provide investment management services to other funds and discretionary managed accounts that follow an investment program similar to ours. BlackRock and its affiliates intend to engage in such activities and may receive compensation from third parties for their services. Neither BlackRock nor its affiliates are under any obligation to share any investment opportunity, idea or strategy with us. As a result, BlackRock and its affiliates may compete with us for appropriate investment opportunities. The results of our investment activities, therefore, may differ from those of an affiliate or another account managed by an affiliate of BlackRock and it is possible that we could sustain losses during periods in which one or more affiliates of BlackRock and other accounts achieve profits on their trading for proprietary or other accounts. The 1940 Act imposes limitations on certain transactions between a business development company, a registered investment company and affiliated persons of the business development company or registered investment company, as well as affiliated persons of such affiliated persons. Among others, affiliated persons of a business development company or registered investment company include its investment adviser; officers; directors/trustees; any person who directly or indirectly controls, is controlled by or is under common control with such business development company or registered investment company; any person directly or indirectly owning, controlling or holding with power to vote, five percent or more of the outstanding voting securities of such business development or registered investment company; and any person five percent or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such business development company or registered investment company. BlackRock has adopted policies and procedures designed to address potential conflicts of interest.

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

The Incentive Fee payable by us to the Advisor may create an incentive for the Advisor to pursue investments on our behalf that are riskier or more speculative than would otherwise be the case in the absence of such compensation arrangement. The Incentive Fee payable to the Advisor is based on two calculations (i) quarterly on income other than capital gains, if quarterly net investment income is above the specified hurdle rate and (ii) annually on capital gains, if net realized capital gains exceeds gross unrealized capital depreciation during the annual period defined in the Current Management Agreement (see Note 3 to the consolidated financial statements). The Incentive Fee payable by us to the Advisor also may induce the Advisor to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term, if at all. Our net investment income used to calculate the income portion of our Incentive Fee, however, will include accrued interest. Thus, a portion of this Incentive Fee would be based on income that we have not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligation to us. The foregoing risks could be increased because the Advisor is not obligated to reimburse us for any Incentive Fee received even if we subsequently incur losses or never receive in cash income that was previously accrued.

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

There is not a readily available market value for substantially all of the investments in our portfolio. We value these investments quarterly at fair value as determined in good faith under the direction of our Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by our Board of Directors. Our Board of Directors utilizes the services of one or more independent valuation firms to aid in determining the fair value of these investments. With respect to our Level 3 assets, such review by one or more independent valuation firms occurs on a quarterly basis. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the amounts we realize on any dispositions of such investments. In addition, the impact of changes in the market environment and other events on the fair values of our investments that have no readily available market values may differ from the impact of such changes on the readily available market values for our other investments. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We may in the future determine to fund a portion of our investments by issuing preferred stock, which would magnify the potential gains or losses and the risks of investing in us in the same manner as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders and preferred stockholders are not subject to any of our expenses or losses, and are not entitled to participate in any income or appreciation in excess of their stated preference. On March 23, 2018, the President signed into law the SBCAA, which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. The Company currently has not determined whether to take advantage of the additional leverage. Further, other BDCs may be better positioned to take advantage of such changes, potentially leaving the Company at a competitive disadvantage.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

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

In addition, stock prices in China have experienced a significant drop in the second quarter of 2015, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. The volatility has been followed by volatility in stock markets around the world, including in the United States, as well as increased turbulence in commodity markets, such as reductions in prices of crude oil. Continued sell-off and price drops in the Chinese stock markets may have a contagion effect across the financial markets. These market and economic disruptions affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on credit markets and the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. The Federal Reserve raised the Federal Funds Rate four times in 2018, and it may continue to raise the Federal Funds Rate over time. These developments, along with the United States government's credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

On February 3, 2017, President Trump signed Executive Order 13772 announcing the new Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify government policies that inhibit financial regulation consistent with them. On June 12, 2017, the U.S. Department of the Treasury published the first of four reports in response to the Executive Order on the depository system covering banks and other savings institutions. Subsequent reports are expected to address: capital markets; the asset management and insurance industries, and retail and institutional investment products and vehicles; and non-bank financial institutions, financial technology, and financial innovation. The report included recommendations to reduce fragmentation, overlap, and duplication in the U.S. regulatory structure; to decrease the burden of statutory stress testing and ease liquidity and leverage standards for domestic banks; to restructure the Consumer Financial Protection Bureau; to reduce compliance burdens under the Volcker Rule; to reconsider the implications of implementing the revised standards for credit risk under Basel III; and to require uniform, consistent and rigorous methods to analyze costs and benefits, increase transparency and make available for public comment cost-benefit analyses for all "economically significant" proposed regulations. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; non-bank financial institutions; financial technology; and financial innovation.

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as "systemically important financial institutions," and repeal the Department of Labor (DOL) "fiduciary rule" governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill must be approved by the Senate, where we believe it is unlikely to pass in its current form. At this time it is unclear what impact the Administration's policies in response to the Executive Order, the Financial Choice Act or other pending legislation and developments will have on regulations that affect our and our competitors' and our portfolio companies' businesses.

On December 22, 2017, The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted, which, among other things, significantly changes the taxation of business entities and their owners, the deductibility of certain items of loss and expense, and the timing in which certain income items are recognized. We cannot predict the impact, if any, of these changes to our business or the business of the portfolio companies in which we invest. Until we can evaluate how these changes impact our business and the business of our portfolio companies over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

The Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. As of January 2019, Democratic control of the House of Representatives may reduce the likelihood that certain changes called for by the Trump administration will be implemented. Regardless, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Some particular areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Act, including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, for our investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded, we will value such securities at fair value quarterly as determined in good faith by or under the direction of our Board of Directors. In connection with that determination, members of our Advisor’s portfolio management team will prepare portfolio company valuations using, where available, the most recent portfolio company financial statements and forecasts. The Board of Directors utilizes the services of independent valuation firms, which prepare valuations for each of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. For example, our Level 3 assets are reviewed by independent valuation firms on a quarterly basis. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Board of Directors takes into account in determining fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments will receive a lower price for their securities than the value of our investments might warrant.

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

In accordance with the requirements of the Dodd-Frank Act, the CFTC is required to establish speculative position limits on additional listed futures and options on physical commodities and economically equivalent OTC derivatives; position limits applicable to swaps that are economically equivalent to United States listed futures and futures options contracts, including contracts on non-physical commodities, such as rates, currencies, equities and credit default swaps; and aggregate position limits for a broad range of derivatives contracts based on the same underlying commodity, including swaps and futures and futures options contracts. The CFTC has proposed potentially significant narrowing of existing precedents and guidance that permit market participants to disaggregate for position limit purposes, positions that are independently controlled. While certain persons, contracts or transactions or classes thereof are exempt from the speculative position limit requirements, such broadened position aggregation requirements may further restrict the swap positions that the Advisor may enter into on our behalf.

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

Risks Related to Our Operations as a BDC

While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.

We are generally prohibited under the 1940 Act from knowingly participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

However, our Advisor has received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to make distributions or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%.  On March 23, 2018, the President signed into law the SBCAA, which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. The Company currently has not determined whether to take advantage of the additional leverage. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

We obtained approval at our 2018 Special Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2018 Special Meeting held on May 4, 2018, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

In addition, we may also issue shares of common stock in certain limited circumstances under our dividend reinvestment plan and under interpretive advice issued by the Internal Revenue Service. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to the net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted. Such effects may be material, and we undertake to describe material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If we were to sell our common stock at prices below net asset value for a sustained period of time, such sales may result in an increased risk of our common stock trading at a discount to its net asset value.

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

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2018 Special Meeting of Stockholders held on May 4, 2018, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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
•

the financial performance of the specific industries in which we invest on a recurring basis, including without limitation, our investments in the business services, finance, chemicals, plastics and rubber and healthcare industries;

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any dividends or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the 1940 Act, preferred stock constitutes a “senior security” for purposes of the asset coverage test.

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

Price of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC.” The following table lists the quarter end price for our common stock, the closing sales price as a percentage of net asset value (“NAV”) per share, and the quarterly distributions per share for the years ended December 31, 2018 and 2017.

	NAV(1)	Quarter End Price	Discount of Quarter End Price to NAV(2)	Declared Distributions
Year ended December 31, 2018
First Quarter	$7.65	$6.03	(21)%	$0.18
Second Quarter	$7.56	$5.83	(23)%	$0.18
Third Quarter	$7.66	$5.90	(23)%	$0.18
Fourth Quarter	$7.07	$5.29	(25)%	$0.18
Year ended December 31, 2017
First Quarter	$8.22	$7.55	(8)%	$0.18
Second Quarter	$8.33	$7.49	(10)%	$0.18
Third Quarter	$7.96	$7.50	(6)%	$0.18
Fourth Quarter	$7.83	$6.23	(20)%	$0.18

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each relevant quarter.

(2)	Calculated as the difference between quarter end price and NAV divided by NAV.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the year ended December 31, 2018:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2018	$6.27	25,111	25,111	2,250,000
February 2018	—	—	—	2,250,000
March 2018	5.97	774,692	774,692	1,475,308
April 2018	6.01	61,951	61,951	1,413,357
May 2018	6.14	868,695	868,695	544,662
June 2018 (3)	6.41	338,038	338,038	206,624
July 2018 (4)	—	—	—	2,500,000
August 2018	—	—	—	2,500,000
September 2018	6.00	108,134	108,134	2,391,866
October 2018 (5)	5.83	1,173,289	1,173,289	1,218,577
November 2018 (6)	—	—	—	4,218,577
December 2018	5.32	812,725	812,725	3,405,852
	$5.88	4,162,635	4,162,635

(1)	The average price paid per share includes $0.03 of commission fees paid per share.
(2)	See Note 8 to the consolidated financial statements for further detail.
(3)	The remaining 206,624 shares were no longer authorized for repurchase after June 30, 2018.

(4)	On April 30, 2018, 2,500,000 shares were authorized for repurchase by the Board, effective July 1, 2018 through June 30, 2019.
(5)	On October 31, 2018, 1,218,577 of the 2,500,000 shares authorized for repurchase remained.
(6)	Effective November 2018, the 1,218,577 shares mentioned in (5), and an additional 3,000,000 shares were authorized for repurchase through October 28, 2019 by the board in October 2018.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available liquidity.

Holders

At March 6, 2019, there were approximately 235 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2016:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2018, 2017 and 2016.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.18 dividend paid on January 8, 2019, the Company estimates that $0.17 was from net investment income and $0.01 was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders is adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2018, 2017 and 2016, distributions reinvested pursuant to our dividend reinvestment plan totaled $3,470,578, $3,506,620 and $3,959,945, respectively.

On March 6, 2018, the Board of Directors of Company adopted amendments to the Company’s dividend reinvestment plan (the “Plan”). Under the terms of the amended Plan, if the Company declares a dividend or determines to make a capital gain or other distribution, the reinvestment plan agent will acquire shares for the participants’ accounts, depending upon the following circumstances, (i) through receipt of additional unissued but authorized shares from the Company (“newly issued shares”) and/or (ii) by purchase of outstanding shares on the open market (“open-market purchases”). If, on the distribution payment date, the last quarterly net asset value per share (“NAV”) is equal to or less than the closing market price per share on such distribution payment date (such condition often referred to as a “market premium”), the reinvestment plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to each participant’s account will be determined by dividing the dollar amount of the distribution by the greater of (i) the NAV or (ii) 95% of the closing market price on the distribution payment date. If, on the distribution payment date, the NAV is greater than the closing market price per share on such distribution payment date (such condition often referred to as a “market discount”), the reinvestment plan agent may, upon notice from the Company, either (a) invest the distribution amount in newly issued shares on behalf of the participants or (b) invest the distribution amount in shares acquired on behalf of the participants in open-market purchases. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Total Return Index and the Russell 2000 Index for the period December 31, 2013 through December 31, 2018. The graph assumes that, on December 31, 2013, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Total Return Index, and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2018 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$83,868	$97,329	$117,411	$129,411	$134,418
Total Expenses	36,436	42,238	63,374	54,220	84,046
Net Investment Income	47,432	55,092	54,037	75,191	50,372
Net Realized and Unrealized Gain (Loss) including Realized Losses on Extinguishment of Debt	(56,594)	(34,190)	(138,329)	(36,566)	86,868
Net Increase (Decrease) in Net Assets Resulting from Operations	(9,162)	20,902	(84,292)	38,625	137,240
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$7.07	$7.83	$8.21	$10.17	$10.49
Market Price at Year End	5.29	6.23	6.96	9.40	8.20
Net Investment Income	0.66	0.75	0.74	1.01	0.68
Net Realized and Unrealized Gain (Loss) including Realized Losses on Extinguishment of Debt	(0.79)	(0.46)	(1.90)	(0.49)	1.16
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.13)	0.29	(1.16)	0.52	1.84
Distributions Declared	0.72	0.72	0.84	0.84	0.89
Consolidated Balance Sheet Data at Year End:
Total Assets	$693,632	$799,880	$957,067	$1,150,315	$1,302,056
Borrowings Outstanding	186,398	206,661	335,668	362,552	441,391
Total Net Assets	487,020	571,100	596,320	753,753	781,959
Other Data:
Total Return(1)	(4.4)%	(0.6)%	(18.1)%	26.5%	(2.2)%
Number of Portfolio Companies at Year End	27	30	38	45	47
Value of Investments at Year End	$671,653	$757,941	$931,123	$1,116,997	$1,257,717
Yield on total portfolio at cost(2)	9.7%	8.7%	9.2%	10.5%	10.6%

Figures may not total due to rounding

(1)

Total return is based on the change in market price during the respective years. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

(2)

Yield on total portfolio at year end represents the weighted average yield of total portfolio at amortized cost. Yields do not reflect the Company’s fees and expenses, including sales loads, offering expenses, and brokerage commissions.

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

Management considers the significant accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. (See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently issued accounting pronouncements.) Management considers Investments to be an area deemed a critical accounting policy.

Financial and operating highlights

At December 31, 2018:

Investment portfolio, at fair value: $671.7 million

Net assets: $487.0 million

Indebtedness, excluding deferred financing costs: $189.6 million

Net asset value per share: $7.07

Portfolio Activity for the Year Ended December 31, 2018:

Cost of investments during period, including PIK: $308.6 million

Sales, repayments and other exits during period: $338.4 million

Number of portfolio companies at end of period: 27

Operating Results for the Year Ended December 31, 2018:

Net investment income per share: $0.66

Distributions declared per share: $0.72

Basic earnings/(losses) per share: $(0.13)

Net investment income: $47.4 million

Net realized and unrealized gain/(loss): $(56.6) million

Net increase/(decrease) in net assets from operations: $(9.2) million

Net investment income per share, as adjusted1: $0.66

Basic earnings per share, as adjusted1: $(0.13)

Net investment income, as adjusted1: $47.4 million

Net increase in net assets from operations, as adjusted1: $(9.2) million

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

Portfolio and investment activity

We invested approximately $308.6 million during the year ended December 31, 2018. The new investments consisted of senior secured loans secured by first lien ($100.8 million, or 32.7%) or second lien ($73.2 million, or 23.7%), senior secured notes ($1.2 million, or 0.4%), unsecured or subordinated debt securities ($91.8 million, or 29.7%), and equity securities ($41.6 million, or 13.5%). Additionally, we received proceeds from sales, repayments and other exits of approximately $338.4 million during the year ended December 31, 2018.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At December 31, 2018, our portfolio of $671.7 million (at fair value) consisted of 27 portfolio companies and was invested 43% in senior secured loans, 23% in unsecured or subordinated debt securities, 30% in equity investments and 4% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $34.1 million at December 31, 2018. Our largest portfolio company investment by value was approximately $110.7 million and our five largest portfolio company investments by value comprised approximately 46% of our portfolio at December 31, 2018. At December 31, 2017, our portfolio of $757.9 million (at fair value) consisted of 30 portfolio companies and was invested 53% in senior secured loans, 17% in unsecured or subordinated debt securities, 27% in equity investments and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $33.0 million at December 31, 2017. Our largest portfolio company investment by value was approximately $83.1 million and our five largest portfolio company investments by value comprised approximately 33% of our portfolio at December 31, 2017.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At December 31, 2018, our top three industry concentrations at fair value consisted of Finance (43.8%), Chemicals, Plastics, & Rubber (15.4%) and Retail (6.8%). At December 31, 2017, our top three industry concentrations at fair value consisted of Finance (29.5%), Chemicals, Plastics, & Rubber (16.3%) and Services: Business (9.9%) (See Note 5 to the consolidated financial statements).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.5% at December 31, 2018 and 10.8% at December 31, 2017. The weighted average yields on our senior secured loans and other debt securities at fair value were 11.0% and 12.7%, respectively, at December 31, 2018, as compared to 10.7% and 11.6%, respectively, at December 31, 2017. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.1% at December 31, 2018 and 9.7% at December 31, 2017. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.3% and 12.6%, respectively, at December 31, 2018, as compared to 9.9% and 8.6%, respectively, at December 31, 2017. Yields include joint venture investment and exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, and cash and cash equivalents. Additionally, the weighted average yield of the total portfolio, at fair value, was 10.5% and 9.6% for years ended December 31, 2018 and 2017, respectively. The weighted average yield of the total portfolio, at amortized cost, was 9.7% and 8.7% for year ended December 31, 2018 and 2017, respectively.

For the year ended December 31, 2018 and 2017, the total return based on net asset value was 1.61% and 5.89%, respectively, and, the total return based on market price was (4.44%) and (0.61%), respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.44 at December 31, 2018 and 1.35 at December 31, 2017. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Grade 1	$457,652,705	$642,413,532
Grade 2	159,795,245	35,193,161
Grade 3	29,850,000	14,630,321
Grade 4	24,354,996	65,698,306
Not Rated	—	5,487
Total investments	$671,652,946	$757,940,807

Results of operations

Results comparisons are for the years ended December 31, 2018, 2017 and 2016.

Investment income

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Investment Income:
Interest and fees on senior secured loans	$45,742,483	$58,293,684	$77,140,788
Interest and fees on other debt securities	21,897,222	26,078,745	32,937,283
Interest earned on short-term investments, cash equivalents	139,960	83,604	22,328
Dividends and fees on equity securities	16,039,698	12,282,748	6,209,988
Other income	48,231	590,429	1,100,000
Total investment income	$83,867,594	$97,329,210	$117,410,387

Total investment income for the year ended December 31, 2018 decreased $13.5 million, or 13.8%, as compared to year ended December 31, 2017. Excluding fee income and other income, total investment income decreased by approximately 12.2%, primarily attributable to a decrease of 13.6% in average investment portfolio for the year ended December 31, 2018, at amortized cost, as compared to the year ended December 31, 2017. The decrease in portfolio size is primarily due to dispositions throughout 2018, the impact of which was partially offset by a higher rate environment and higher dividend income in 2018.

Total investment income for the year ended December 31, 2017 decreased $20.1 million, or 17.1%, as compared to year ended December 31, 2016. Excluding fee income and other income, total investment income decreased by approximately 14.1%, primarily attributable to a decrease of 16.0% in average investment portfolio for the year ended December 31, 2017, at amortized cost, as compared to the year ended December 31, 2016. The decrease in portfolio size is primarily due to dispositions in 2017, the impact of which was partially offset by a higher rate environment during the year and higher dividend income from Senior Loan Partners in 2017. Other income of $0.6 million, and $1.1 million, for the years ended December 31, 2017 and December 31, 2016, respectively, are reimbursements in connection with the legal settlement expense that was incurred during the third quarter of 2016.

Expenses

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Expenses:
Base management fees	$14,138,788	$16,391,532	$21,460,909
Legal settlement	—	—	17,500,000
Incentive management fees	8,510,866	7,980,098	—
Interest and credit facility fees	15,228,062	18,205,912	16,661,674
Professional fees	2,428,850	2,708,262	2,544,235
Administrative services	1,702,723	1,039,221	1,304,172
Director fees	727,000	668,500	706,500
Investment advisor expenses	350,000	350,004	350,004
Other	1,860,696	2,874,087	2,846,328
Total expenses, before incentive management fee waiver	44,946,985	50,217,616	63,373,822
Incentive management fee waiver	(8,510,866)	(7,980,098)	—
Expenses, net of incentive management fee waiver	$36,436,119	$42,237,518	$63,373,822

Total expenses, net of incentive management fee waiver, decreased $5.8 million, or 13.7%, for year ended December 31, 2018 from comparable period in 2017, primarily due to the decrease in base management fees and interest and credit facility fees discussed below. Total expenses, net of incentive management fee waiver, decreased $21.1 million, or 33.4%, for year ended December 31, 2017 from comparable period in 2016, primarily due to a one-time legal settlement expense of $17.5 million incurred in 2016 related to a former portfolio company.

The decrease of $2.3 million, or 13.7%, in base management fees for the year ended December 31, 2018 from comparable period in 2017, was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits throughout 2018. The decrease of $5.1 million, or 23.6%, in base management fees for the year ended December 31, 2017 from comparable period in 2016, was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits during 2017. Additionally, after March 6, 2017, the rate used to calculate management fees decreased from 2.0% of total assets to 1.75% of total assets, excluding cash (See Note 3 to the consolidated financial statements).

Interest and credit facility fees decreased $3.0 million, or 16.4%, for the year ended December 31, 2018 compared to 2017, primarily due to the maturity of 2018 Convertible Notes (See Note 7 to the consolidated financial statements). Interest and credit facility fees increased $1.5 million, or 9.3%, for the year ended December 31, 2017 compared to 2016,  due to interest expense in connection with the newly issued 2022 Convertible Notes, slightly offset by a decrease in interest due to partial purchase of 2018 Convertible Notes in 2017 (See Note 7 to the consolidated financial statements).

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through December 31, 2018, which has subsequently been extended to June 30, 2019 (see Note 3 to the consolidated financial statements). For the years ended December 31, 2018 and 2017, no incentive management fees based on gains were incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative (see Note 3 to the consolidated financial statements). It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30th.

Net investment income

Net investment income was $47.4 million, $55.1 million and $54.0 million, respectively, for the years ended December 31, 2018, 2017 and 2016. For year ended December 31, 2018, net investment income decreased $7.7 million, or 13.9%, compared to 2017, due to a decrease in total investment income of $13.5 million, partially offset by a decrease in total expenses of $5.8 million. For year ended December 31, 2017, net investment income increased $1.1 million, or 2.0%, compared to 2016, due to a decrease in expenses of $21.1 million, partially offset by a decrease in total investment income of $20.1 million.

Net realized gain or loss

Net realized gain (loss) on investments was $(45.9) million, $(52.4) million and $(84.6) million for the years ended December 31, 2018, 2017 and 2016, respectively. Net realized losses of $(45.9) million for the year ended December 31, 2018 primarily resulted from i) restructurings or write offs of $(76.6) million in our debt investment in MBS Group Holdings Inc. (“MBS”) and SVP Worldwide Ltd. (“SVP”), and ii) partially offset by realized gains of $31.9 million from restructuring and exit of our equity investment in U.S. Well Services, LLC and ECI Cayman Holdings LP., respectively. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods. Of the net realized losses for the year ended December 31, 2017, there were realized losses of $(61.4) million, which were primarily a result of restructurings, amendments or write-offs associated with our debt investments in Advanced Lighting Technologies, Inc, (“Advanced Lighting”), debt and equity investments in U.S. Well Services, LLC, and debt investment in Shoreline Energy LLC (“Shoreline”). These realized losses were partially offset by realized gains of $9.0 million, primarily associated with the disposition of equity investment in USI Senior Holdings, Inc. and equity investments in Bankruptcy Management Solutions, Inc.  Of the net realized losses for the year ended December 31, 2016, $(82.8) million was driven by losses realized on the restructuring of our debt and equity investments in ETX Energy, LLC, et al., (“New Gulf”), as well as the restructuring of our debt investments in Hunter Defense Technologies, Inc. (“Hunter”) and Vertellus Specialties Inc. (“Vertellus”). Nearly the entire realized loss was reflected in unrealized depreciation in prior periods.

Net change in unrealized appreciation or depreciation

For the years ended December 31, 2018, 2017 and 2016, the change in net unrealized appreciation or (depreciation) on investments and foreign currency translation was an increase in net unrealized depreciation of $(10.7) million, a decrease in net unrealized depreciation of $19.6 million and an increase in net unrealized depreciation of $(53.7) million, respectively. The increase in net unrealized depreciation for the year ended December 31, 2018, was primarily due to i) increase in net unrealized depreciation of $(69.9) million on investments still held and ii) partially offset by the reversal of previously recognized net depreciation of $59.2 million primarily associated with MBS and SVP disposal, and the restructuring of our equity investments in U.S. Well Services, LLC. For the year ended December 31, 2017, the net change in unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $19.6 million comprised of $92.1 million total unrealized appreciation, $60.1 million of which is resulting from the reversal of previously recognized depreciation upon dispositions, namely Shoreline, USWS, and Advanced Lighting. The appreciation was partially offset by $(72.6) million of unrealized depreciation, $(9.6) million of which is resulting from the reversal of previously recognized appreciation upon dispositions associated with investments, namely in Bankruptcy Management Solutions, Inc., USI Senior Holdings, Inc., and Higginbotham Investment Holdings, LLC. Additional depreciation was due to portfolio valuations during the year. For the year ended December 31, 2016, the change in net unrealized appreciation or depreciation was an increase in net unrealized depreciation of $(53.7) million comprised of $(128.8) million of overall net declines due to portfolio valuations during the year, partially offset by $75.1 million of total unrealized appreciation primarily resulting from the reversal of previously recognized depreciation upon dispositions, namely the New Gulf, Hunter and Vertellus restructurings.

Net increase or decrease in net assets resulting from operations

The net increase (decrease) in net assets resulting from operations was $(9.2) million, $20.9 million and $(84.3) million for the years ended December 31, 2018, 2017 and 2016, respectively. As compared to the year ended December 31, 2017, decrease in 2018 is primarily due to i) an increase in net realized and unrealized losses of $(23.7) million, ii) a decrease in net investment income of $(7.7) million, and partially offset by iii) the realized loss of $1.3 million incurred in 2017 associated with debt extinguishment (See Note 7 to the consolidated financial statements). As compared to the year ended December 31, 2016, the increase during 2017 was reflective of i) an overall increase in net investment income of $1.1 million taken in conjunction with ii) a decrease in net realized and unrealized losses of $105.5 million year-over-year. The impact of these factors was partially offset by the realized loss of $1.3 million incurred in 2017 associated with debt extinguishment.

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

Until March 6, 2017, we recorded our liability for Incentive Fees based on income as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter until March 6, 2017 was based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the pro-rated period until March 6, 2017. We are legally obligated to pay the amount resulting from the formula less any cash payments of

Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilized for each trailing four-fiscal quarter period until March 6, 2017, with the formula applied to each quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Annual Report for a more detailed description of the Company’s incentive management fee. In addition, on March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018, which has subsequently been extended to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA has agreed to honor such waiver.

Computations for all periods are derived from our consolidated financial statements as follows:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
GAAP Basis:
Net Investment Income	$47,431,475	$55,091,692	$54,036,565
Net Investment Income per share	0.66	0.75	0.74
Addback: GAAP incentive management fee expense based on Gains	—	—	—
Addback: GAAP incentive management fee expense based on Income	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$47,431,475	$55,091,692	$54,036,565
Net Investment Income per share	0.66	0.75	0.74
Less: Incremental incentive management fee expense based on Income	—	—	—
As Adjusted[2]:
Net Investment Income	$47,431,475	$55,091,692	$54,036,565
Net Investment Income per share	0.66	0.75	0.74

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

Financial condition, liquidity and capital resources

During the year ended December 31, 2018, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2018 was $82,042,002. Our primary sources of cash from operating activities during the year consisted of cash from net investment income of $42,765,062 and proceeds from sales and repayments of $338,429,154. Our primary uses of cash from operating activities during the period consisted of purchases of investments of $(302,670,544), which excludes PIK.

Net cash used in financing activities for the year ended December 31, 2018 was $(97,559,327). Our uses of cash for financing activities consisted of cash distributions paid of $(51,052,801), purchases of treasury stock of $(24,465,526), and $(22,041,000) in debt repayments, net of borrowings.

During the year ended December 31, 2017, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2017 was $198,928,235. Our primary source of cash from operating activities during the year consisted of proceeds from sales and repayments of $386,382,563, net of purchases of $(229,881,402), which excludes PIK, for a net source of $156,501,161.

Net cash used in financing activities for the year ended December 31, 2017 was $(180,621,424). Our uses of cash for financing activities consisted of cash distributions paid of $(51,137,931), purchases of treasury stock of $(1,431,681), and $(132,389,443) in debt repayments, net of borrowings.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2018 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$49.0	$—	$—	$49.0	$—
2022 Convertible Notes	143.8	—	—	143.8	—
Interest and Credit Facility Fees Payable	0.7	0.7	—	—	—

(1)	At December 31, 2018, $351.0 million remained undrawn under our Credit Facility.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2016:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2018, 2017 and 2016.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. For the $0.18 dividend paid on January 8, 2019, the Company estimates that $0.17 was from net investment income and $0.01 was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders is adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2018, 2017 and 2016, distributions reinvested pursuant to our dividend reinvestment plan totaled $3,470,578, $3,506,620 and $3,959,945, respectively.

On March 6, 2018, the Board of Directors of Company adopted amendments to the Company’s dividend reinvestment plan (the “Plan”). Under the terms of the amended Plan, if the Company declares a dividend or determines to make a capital gain or other distribution, the reinvestment plan agent will acquire shares for the participants’ accounts, depending upon the following circumstances, (i) through receipt of additional unissued but authorized shares from the Company (“newly issued shares”) and/or (ii) by purchase of outstanding shares on the open market (“open-market purchases”). If, on the distribution payment date, the last quarterly net asset value per share (“NAV”) is equal to or less than the closing market price per share on such distribution payment date (such condition often referred to as a “market premium”), the reinvestment plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to each participant’s account will be determined by dividing the dollar amount of the distribution by the greater of (i) the NAV or (ii) 95% of the closing market price on the distribution payment date. If, on the distribution payment date, the NAV is greater than the closing market price per share on such distribution payment date (such condition often referred to as a “market discount”), the reinvestment plan agent may, upon notice from the Company, either (a) invest the distribution amount in newly issued shares on behalf of the participants or (b) invest the distribution amount in shares acquired on behalf of the participants in open-market purchases. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Off-balance sheet arrangements

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2018 and 2017. In addition, from time to time, we may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2018 and 2017, we were obligated to existing portfolio companies for unfunded commitments of $39.6 million and $42.1 million, respectively. Of the $39.6 million total unfunded commitments at December 31, 2018, $17.0 million was on our aggregate $113.3 million equity commitment to the Senior Loan Partners (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Recent developments

On March 5, 2019, our Board of Directors declared a distribution of $0.18 per share, payable on April 8, 2019 to stockholders of record at the close of business on March 18, 2019.

On March 5, 2019, the Advisor, in consultation with the Company’s Board of Directors, agreed to extend the waiver of incentive management fee based on income from December 31, 2018 until June 30, 2019 (see Note 3 to the consolidated financial statements).

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2018, 70% of our debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 94% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bear interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of December 31, 2018, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$11.4	$0.16
Up 300 basis points	$8.5	$0.12
Up 200 basis points	$5.7	$0.08
Up 100 basis points	$2.8	$0.04
Down 100 basis points	$(2.8)	$(0.04)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2018, 2017 and 2016, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The Company’s internal control over financial reporting as of December 31, 2018 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock Capital Investment Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, cash flows, changes in net assets and financial highlights as of and for the year ended December 31, 2018, of the Company and our report dated March 6, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

March 6, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2019 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2018 and is incorporated herein by reference.

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

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (13)

4.1	Form of Stock Certificate of the Registrant (3)

10.1	Investment Management Agreement between the Registrant and BlackRock Capital Investment Advisors, LLC (11)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (4)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (3)

10.6	Transfer Agency Services Agreement between PNC Global Investment Servicing Inc. and the Registrant (4)

10.7	Limited Liability Company Agreement, dated as of June 23, 2016, between the Registrant and Windward Investments LLC (8)

10.8

Third Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent (12)

10.9	Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (9)

10.10	First Supplemental Indenture dated as of June 13, 2017 to the Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (9)

10.11	Form of Global Note 5.00% Convertible Senior Note due 2022 (included as part of exhibit 10.10) (9)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (6)

14.2	Code of Ethics and Business Conduct of the Registrant (7)

14.3	Code of Ethics of the Advisor (10)

21.1*	Audited Financial Statements of Gordon Brothers Finance Company

21.2*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.

(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(4)	Previously filed with the Registrant’s Form 10-K dated as of December 31, 2005.
(5)	Previously filed with the Registrant’s Form 8-K dated as of March 7, 2018.
(6)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(7)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(8)	Previously filed with the Registrant’s Form 8-K dated as of June 29, 2016.
(9)	Previously filed with the Registrant’s Form 8-K dated as of June 13, 2017.
(10)	Previously filed with the Registrant’s Form N-2 under the Securities Act of 1933 (File No. 333-203068), filed on March 27, 2015.
(11)	Previously filed with the Registrant’s Form 10-K/A for the year ended December 31, 2017, filed on March 28, 2018.
(12)	Previously filed with the Registrant’s Form 8-K dated as of March 15, 2018.
(13)	Previously filed with the Registrant’s Form 8-K filed on May 1, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 6, 2019

We have served as the Company's auditor since 2005.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2018	December 31, 2017
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $233,331,450 and $311,938,762)	$200,569,644	$261,683,202
Non-controlled, affiliated investments (cost of $130,892,674 and $195,354,637)	111,727,234	215,779,077
Controlled investments (cost of $388,870,375 and $321,999,526)	359,356,068	280,478,528
Total investments at fair value (cost of $753,094,499 and $829,292,925)	671,652,946	757,940,807
Cash and cash equivalents	13,497,320	29,014,645
Receivable for investments sold	1,691,077	1,344,918
Interest, dividends and fees receivable	4,084,001	8,342,780
Prepaid expenses and other assets	2,707,036	3,236,819
Total Assets	$693,632,380	$799,879,969
Liabilities
Debt (net of deferred financing costs of $3,227,965 and $4,209,445)	$186,397,728	$206,661,272
Interest and credit facility fees payable	722,841	1,820,971
Distributions payable	12,552,212	13,152,924
Base management fees payable	3,494,520	3,734,655
Payable for investments purchased	989,460	479,297
Accrued administrative services	376,507	114,995
Other accrued expenses and payables	2,078,958	2,815,923
Total Liabilities	206,612,226	228,780,037
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,723,764 issued and 68,921,798 and 72,946,910 outstanding	77,861	77,723
Paid-in capital in excess of par	853,248,794	858,087,822
Distributable earnings (losses)	(304,106,473)	(249,331,111)
Treasury stock at cost, 8,939,489 and 4,776,854 shares held	(62,200,028)	(37,734,502)
Total Net Assets	487,020,154	571,099,932
Total Liabilities and Net Assets	$693,632,380	$799,879,969
Net Asset Value Per Share	$7.07	$7.83

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$28,138,255	$42,597,334	$67,604,463
PIK interest income	516,904	3,340,360	8,712,063
Cash dividend income	—	404,780	—
PIK dividend income	—	65,944	774,235
Fee income	1,428,852	3,213,513	7,780,567
Total investment income from non-controlled, non-affiliated investments	30,084,011	49,621,931	84,871,328
Non-controlled, affiliated investments:
Cash interest income	9,401,715	10,540,239	5,946,132
PIK interest income	1,784,118	4,054,626	—
PIK dividend income	827,934	2,997,385	1,869,769
Fee income	35,000	506,632	—
Total investment income from non-controlled, affiliated investments	12,048,767	18,098,882	7,815,901
Controlled investments:
Cash interest income	24,490,257	18,714,928	19,769,917
PIK interest income	1,474,466	1,463,401	24,885
Cash dividend income	14,264,703	8,814,639	2,944,334
PIK dividend income	731,516	—	621,650
Fee income	725,643	25,000	262,372
Total investment income from controlled investments	41,686,585	29,017,968	23,623,158
Other income	48,231	590,429	1,100,000
Total investment income	83,867,594	97,329,210	117,410,387
Expenses:
Base management fees	14,138,788	16,391,532	21,460,909
Incentive management fees	8,510,866	7,980,098	—
Interest and credit facility fees	15,228,062	18,205,912	16,661,674
Professional fees	2,428,850	2,708,262	2,544,235
Administrative services	1,702,723	1,039,221	1,304,172
Director fees	727,000	668,500	706,500
Investment advisor expenses	350,000	350,004	350,004
Legal settlement	—	—	17,500,000
Other	1,860,696	2,874,087	2,846,328
Total expenses, before incentive management fee waiver	44,946,985	50,217,616	63,373,822
Incentive management fee waiver (See Note 3)	(8,510,866)	(7,980,098)	—
Expenses, net of incentive management fee waiver	36,436,119	42,237,518	63,373,822
Net Investment Income	47,431,475	55,091,692	54,036,565
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(46,104,588)	(54,814,358)	(83,048,145)
Non-controlled, affiliated investments	28,550,295	—	—
Controlled investments	(28,384,662)	2,375,534	(1,532,024)
Net realized gain (loss)	(45,938,955)	(52,438,824)	(84,580,169)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	17,493,755	23,612,802	(25,979,691)
Non-controlled, affiliated investments	(35,110,643)	23,722,730	(6,008,885)
Controlled investments	7,527,453	(28,225,914)	(21,967,719)
Foreign currency translation	(565,247)	463,413	207,975
Net change in unrealized appreciation (depreciation)	(10,654,682)	19,573,031	(53,748,320)
Net realized and unrealized gain (loss)	(56,593,637)	(32,865,793)	(138,328,489)
Realized losses on extinguishment of debt (See Note 7)	—	(1,323,442)	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,162,162)	$20,902,457	$(84,291,924)
Net Investment Income Per Share—basic	$0.66	$0.75	$0.74
Earnings (Loss) Per Share—basic	$(0.13)	$0.29	$(1.16)
Average Shares Outstanding—basic	71,373,570	72,983,354	72,757,978
Net Investment Income Per Share—diluted	$0.64	$0.73	$0.74
Earnings (Loss) Per Share—diluted	$(0.13)	$0.29	$(1.16)
Average Shares Outstanding—diluted (See Note 4)	88,367,307	90,927,689	82,654,705
Distributions Declared Per Share	$0.72	$0.72	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$47,431,475	$55,091,692	$54,036,565
Net realized gain (loss)	(45,938,955)	(52,438,824)	(84,580,169)
Net change in unrealized appreciation (depreciation) before taxes	(10,654,682)	19,573,031	(53,748,320)
Realized losses on extinguishment of debt	—	(1,323,442)	—
Net increase (decrease) in net assets resulting from operations	(9,162,162)	20,902,457	(84,291,924)
Distributions to Stockholders from(1)(2):
All sources, excluding tax return of capital	(50,000,494)	(52,535,464)	(61,007,062)
Tax return of capital	(1,268,145)	—	—
Total distributions	(51,268,639)	(52,535,464)	(61,007,062)
Capital Share Transactions:
Share issuance - distribution reinvestment	816,549	3,506,620	3,959,945
Purchases of treasury stock	(24,465,526)	(1,431,681)	(16,093,205)
Equity component of convertible notes	—	4,337,631	—
Net increase (decrease) in net assets resulting from capital share transactions	(23,648,977)	6,412,570	(12,133,260)
Total Increase (Decrease) in Net Assets	(84,079,778)	(25,220,437)	(157,432,246)
Net assets at beginning of period	571,099,932	596,320,369	753,752,615
Net assets at end of period	$487,020,154	$571,099,932	$596,320,369
Capital Share Activity:
Shares issued from reinvestment of distributions	137,523	495,557	481,124
Purchases of treasury stock	(4,162,635)	(224,889)	(1,904,064)
Net increase (decrease) in shares outstanding	(4,025,112)	270,668	(1,422,940)

(1)	Distributions for annual periods determined in accordance with federal income tax regulations.
(2)	Prior year distribution character information has been modified or removed to conform to current year Regulation S-X presentation changes. Refer to Note 2 for this prior year information.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(9,162,162)	$20,902,457	$(84,291,924)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(5,334,938)	(11,985,336)	(13,726,015)
Net amortization on investments	(1,776,741)	(3,535,612)	(4,563,399)
Amortization of debt issuance costs and discount	2,445,266	2,750,533	1,887,390
Net change in unrealized (appreciation) depreciation on investments before taxes	10,089,435	(19,109,618)	53,956,295
Net change in unrealized (appreciation) depreciation on foreign currency translation	565,247	(463,413)	(207,975)
Net realized (gain) loss on investments	45,938,955	52,438,824	84,580,169
Realized losses on extinguishment of debt	—	1,323,442	—
Changes in operating assets:
Purchase of investments	(302,670,544)	(229,881,402)	(313,451,428)
Proceeds from disposition of investments	338,429,154	386,382,563	377,154,842
Change in receivable for investments sold	1,268,981	(30,039)	949,318
Change in interest, dividends and fees receivable	3,619,588	879,320	4,548,716
Change in prepaid expenses and other assets	(138,028)	107,881	(741,263)
Changes in operating liabilities:
Change in payable for investments purchased	510,163	479,297	—
Change in interest and credit facility fees payable	(1,098,130)	(1,459,990)	(4,883,731)
Change in base management fees payable	(240,135)	(1,125,959)	(1,125,841)
Change in accrued administrative services	261,512	114,995	(219,917)
Change in other accrued expenses and payables	(665,621)	1,140,292	(107,019)
Net cash provided by (used in) operating activities	82,042,002	198,928,235	99,758,218
Financing Activities:
Distributions paid in cash	(51,052,801)	(51,137,931)	(57,345,936)
Proceeds from debt	315,000,000	338,401,644	430,974,557
Repayments of debt	(337,041,000)	(470,791,087)	(459,000,000)
Equity components of convertible notes	—	4,337,631	—
Purchase of treasury stock	(24,465,526)	(1,431,681)	(16,093,205)
Net cash provided by (used in) financing activities	(97,559,327)	(180,621,424)	(101,464,584)
Net increase (decrease) in cash and cash equivalents	(15,517,325)	18,306,811	(1,706,366)
Cash and cash equivalents, beginning of period	29,014,645	10,707,834	12,414,200
Cash and cash equivalents, end of period	$13,497,320	$29,014,645	$10,707,834
Supplemental disclosure of cash flow information and non-cash activities:
Cash paid during period for:
Interest	$12,561,613	$15,826,644	$18,600,732
Taxes	$176,464	$181,996	$354,829
Non-cash activities:
Interest and dividends receivable — PIK	$639,191	$1,528,623	$(1,767,690)
Receivable for investments sold — escrow receivable	$1,615,140	$865,301	$(9,945)
Share issuance — distribution reinvestment	$816,549	$3,506,620	$3,959,945
Prepaid expenses and other assets	$667,811	$691,166	$745,544
Other accrued expenses and payables	$71,344	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—4.86%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)(u)	Capital Equipment	19.41% (L + 1700, 1.00% Floor PIK)	10/4/23	$6,713,746	$2,181,306	$671,375
AGY Holding Corp., Second Lien(g)(j)(p)	Chemicals, Plastics, & Rubber	11.00%	11/15/20	22,959,438	22,872,091	22,959,438
Total Senior Secured Notes					25,053,397	23,630,813
Unsecured Debt—24.39%
CB-HDT Holdings, Inc.(d)(j)	Aerospace & Defense	12.00% PIK	12/15/19	8,117,338	8,117,338	8,117,338
Gordon Brothers Finance Company(g)(x)	Finance	13.38% (L + 1100, 1.00% Floor)	10/31/21	110,689,939	110,689,939	110,689,939
Total Unsecured Debt					118,807,277	118,807,277
Subordinated Debt—8.21%
First Boston Construction Holdings, LLC(d)(g)(k)(v)	Finance	12.00%	2/23/23	40,000,000	40,000,000	40,000,000
Total Subordinated Debt					40,000,000	40,000,000
Senior Secured Loans—59.52%(e)
Advanced Lighting Technologies, Inc., First Lien(f)	Capital Equipment	9.93% (L + 750, 1.00% Floor)	10/4/22	5,141,099	5,063,699	5,141,099
AGY Holding Corp., First Lien(g)(p)	Chemicals, Plastics, & Rubber	12.00%	9/15/20	24,021,390	24,021,390	24,021,390
MBS OpCo LLC, First Lien(f)	Services: Business	11.81% (L + 900, 1.00% Floor)	12/29/22	14,850,000	14,850,000	14,701,500
Midwest Physician Administrative Services, LLC, Second Lien	Healthcare & Pharmaceuticals	9.50% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,875,566	15,000,000
NorthStar Financial Services Group, LLC et al, Second Lien	Services: Business	10.10% (L + 750, 0.75% Floor)	5/25/26	14,000,000	13,935,042	13,930,000
Outcomes Group Holdings, Inc., Second Lien	Services: Business	10.28% (L + 750)	10/26/26	15,000,000	14,963,209	14,962,500

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	12.44% (L + 1000, 1.00% Floor)	6/9/23	$25,000,000	$24,918,502	$25,312,500
PharmaLogic Holdings Corp., Second Lien(v)	Healthcare & Pharmaceuticals	10.52% (L + 800)	12/11/23	6,409,561	6,380,652	6,377,515
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	23,050,000	23,050,000	16,135,000
St. George Warehousing & Trucking Co. of California, Inc., First Lien	Transportation: Cargo	12.02% (L + 925, 1.00% Floor)	4/28/22	32,742,438	32,742,438	29,959,331
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan	Transportation: Cargo	12.02% (L + 925, 1.00% Floor)	4/28/22	6,709,760	6,709,760	6,139,430
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	29,850,000
United PF Holdings, LLC, First Lien	Services: Consumer	8.35% (L + 600, 1.00% Floor)	11/2/21	19,270,665	19,270,665	18,981,605
United PF Holdings, LLC, Delayed Draw Term Loan(v)	Services: Consumer	8.35% (L + 600, 1.00% Floor)	11/2/21	2,453,653	2,453,653	2,416,848
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	11.42% (L + 900, 1.00% Floor)	1/31/19	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	14.42% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,958,791
Westmoreland Resource Partners, LP (Oxford Mining Company, LLC), First Lien(d)(u)(w)	Metals & Mining	16.21% (L + 1350, 0.75% Floor PIK)	12/31/18	28,392,981	26,618,276	5,272,577
Zest Acquisition Corp., Second Lien	Healthcare & Pharmaceuticals	9.95% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,773,666	24,250,000
Total Senior Secured Loans					322,197,706	289,871,384
Preferred Stock—9.27%
Advantage Insurance Inc.(d)(f)(j)	Insurance	8.00% PIK		750,000	11,177,119	9,052,500
Gordon Brothers Finance Company(g)(x)	Finance	13.50%		33,822	33,821,486	33,821,486
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)(g)(p)(u)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	11,053,124	2,276,044
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—
Total Preferred Stock					56,051,729	45,150,030

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—2.53%(c)
Advanced Lighting Technologies, Inc.(f)	Capital Equipment			149,717	$—	$—
Gordon Brothers Finance Company(g)(x)	Finance			10,612	10,611,548	10,611,548
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)(p)	Chemicals, Plastics, & Rubber			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,417,464	—
U.S. Well Services, Inc., Class A(f)(s)	Energy: Oil & Gas			265,683	2,656,834	1,726,940
U.S. Well Services, Inc., Class B(f)(j)(l)	Energy: Oil & Gas			4,359,535	—	—
Total Common Stock					19,685,846	12,338,488
Limited Partnership/Limited Liability Company Interests—29.13%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(v)	Finance			96,333,333	96,333,333	91,516,666
ETX Energy, LLC(c)(m)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(g)(k)(v)	Finance			10,000,000	10,000,000	7,324,557
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	—
MBS Parent, LLC(c)(f)(o)	Services: Business			546	500,000	304,865
SVP-Singer Holdings LP(c)(j)	Consumer Goods: Durable			1,416,279	5,030,156	—
USWS Holdings LLC(c)(f)(j)(l)	Energy: Oil & Gas			4,359,535	44,914,918	25,544,031
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	17,164,835
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					170,604,094	141,854,954

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.00%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Capital Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					694,450	—
TOTAL INVESTMENTS—137.91%					$753,094,499	$671,652,946
OTHER ASSETS & LIABILITIES (NET)—(37.91)%						(184,632,792)
NET ASSETS—100.0%						$487,020,154

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at December 31, 2018.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 75.9% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 90.3% of the fair value of such senior secured loans have floors of 0.75% to 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2018 of all contracts within the specified loan facility.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities exempt under 144A may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In aggregate, these securities represent 32.4% of the Company’s net assets at December 31, 2018.

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

(l)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of USWS Holdings LLC and thus a non-controlled, affiliated investment.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

(p)	This investment is deemed significant under Regulation S-X Rule 4-08(g). The summarized financial information of AGY Holding Company, Inc. is shown below:

	December 31, 2018	December 31, 2017
($ in millions)
Total assets	$177.0	$169.8
Total liabilities	$255.8	$244.8
Total preferred stock and shareholder's equity (deficit)	$(78.8)	$(75.0)

($ in millions)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net sales	$141.9	$154.3	$120.4
Cost of sales	$(112.0)	$(122.6)	$(98.2)
Gross profit	$29.9	$31.7	$22.2
Net income (loss)	$(4.6)	$(17.6)	$(12.0)

Note:   Balance sheet amounts are as of period end

(q)

This investment is deemed significant under Regulation S-X Rule 4-08(g). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.

(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(t)	Unaudited.
(u)

The investment is on non-accrual status as of December 31, 2018 and therefore non-income producing.  At December 31, 2018, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 1.59% and 7.09%, respectively.

(v)

Position or portion thereof has an unfunded loan commitment as of December 31, 2018 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(w)	All-in rate includes default interest.
(x)

This investment is deemed significant under Regulation S-X Rule 3-09. Gordon Brothers Finance Company commenced operations on October 31, 2014. The separate audited financial statements of Gordon Brothers Finance Company at December 31, 2018 and 2017 and for the years then ended are being filed herewith, as Exhibit 21.1.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

							Year Ended December 31, 2018
Non-controlled, Affiliated Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at December 31, 2018		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$1,488,161	$—	$—	$(816,786)	$671,375		$—	$418,342	$—	$—
Senior Secured Loan, First Lien	5,193,161	22,495	(52,062)	(22,495)	5,141,099		—	529,591	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	9,495,000	827,935	—	(1,270,435)	9,052,500		—	—	—	827,934
AGY Holding Corp.:
Senior Secured Note, Second Lien	21,762,500	—	(21,762,500)	—	—	†	—	—	—	—
Senior Secured Loan, First Lien	24,021,390	—	(24,021,390)	—	—	†	—	—	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	14,630,321	—	(14,630,321)	—	—	†	—	—	—	—
Common Stock	—	—	—	—	—	†	—	—	—	—
ETX Energy, LLC:
Limited Liability Co. Interest	—	—	—	—	—	††	—	—	—	—
ETX Energy Management Company, LLC:
Limited Liability Co. Interest	—	—	—	—	—	††	—	—	—	—
MBS OpCo LLC:
Senior Secured Loan, First Lien	15,000,000	—	(150,000)	(148,500)	14,701,500		—	1,709,647	35,000	—
MBS Parent, LLC:
Limited Liability Co. Interest	500,000	—	—	(195,135)	304,865		—	—	—	—
U.S. Well Services, LLC:
Revolver	7,924,583	—	(7,924,583)	—	—	†††	—	536,625	—	—
Senior Secured Loan, First Lien	32,457,904	2,117,409	(34,575,313)	—	—	†††	—	3,375,807	—	—
Limited Liability Co. Interest, Class A	28,370,328	—	(11,980,712)	(16,389,616)	—	†††	25,199,288	—	—	—
Limited Liability Co. Interest, Class B	2,052,153	—	(4,378,964)	2,326,811	—	†††	(1,768,097)	—	—	—
Limited Liability Co. Interest, Class D	1,683,267	—	(4,946)	(1,678,321)	—	†††	5,119,104	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	—	2,656,834	—	(929,894)	1,726,940		—	—	—	—
Common Stock, Class B	—	—	—	—	—		—	—	—	—
USWS Holdings LLC:
Limited Liability Co. Interest	—	44,914,918	—	(19,370,887)	25,544,031		—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	—	22,461,298		—	2,485,187	—	—
Senior Secured Loan, Second Lien	14,958,791	—	—	—	14,958,791		—	2,130,634	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	13,780,220	—	—	3,384,615	17,164,835		—	—	—	—
Totals	$215,779,077	$50,539,591	$(119,480,791)	$(35,110,643)	$111,727,234		$28,550,295	$11,185,833	$35,000	$827,934

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

†	Investment moved from the non-controlled, affiliated category into the controlled category.
††	Investment moved from the non-controlled, affiliated category into the non-controlled, non-affiliated category.
†††	Investment no longer held as of December 31, 2018.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2018 represents 22.9% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

							Year Ended December 31, 2018
Controlled Investments	Fair Value at December 31, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes	Fair Value at December 31, 2018		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$—	$23,042,614	$—	$(83,176)	$22,959,438	†	$—	$2,453,313	$—	$—
Senior Secured Loan, First Lien	—	24,021,390	—	—	24,021,390	†	—	2,930,610	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	15,361,837	—	(13,085,793)	2,276,044	†	—	—	—	731,517
Common Stock	—	—	—	—	—	†	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	72,376,597	24,182,070	(225,332)	(4,816,669)	91,516,666		—	—	—	9,384,386
CB-HDT Holdings, Inc.:
Unsecured Debt	5,030,667	2,623,638	(7,654,305)	—	—	†††	—	576,762	—	—
Preferred Stock	15,000,000	—	(15,000,000)	—	—	††	—	—	—	—
Common Stock	5,608,529	—	(7,447,230)	1,838,701	—	††	(2,647,230)	—	—	—
First Boston Construction Holdings, LLC:
Subordinated Debt	29,600,000	10,400,000	—	—	40,000,000		—	4,516,186	62,718	—
Limited Liability Co. Interest	7,421,740	2,600,000	—	(2,697,183)	7,324,557		—	—	15,679	724,383
Gordon Brothers Finance Company:
Unsecured Debt	83,105,886	78,269,532	(50,685,479)	—	110,689,939		—	13,150,738	447,381	—
Preferred Stock	20,497,135	13,324,351	—	—	33,821,486		—	—	199,865	4,155,933
Common Stock	10,598,300	13,248	—	—	10,611,548		—	—	—	—
MBS Group Holdings Inc.:
Senior Secured Loan, First Lien	15,104,674	—	(40,910,000)	25,805,326	—	††	(25,736,432)	—	—	—
Common Stock	—	—	(1,000)	1,000	—	††	(1,000)	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	16,135,000	—	—	—	16,135,000		—	2,337,114	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	116,642	(681,889)	565,247	—		—	—	—	—
Totals	$280,478,528	$193,955,322	$(122,605,235)	$7,527,453	$359,356,068		$(28,384,662)	$25,964,723	$725,643	$14,996,219

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

†	Investment moved into the controlled category from the non-controlled, affiliated category.
††	Investment no longer held as of December 31, 2018.
†††	Investment moved from the controlled category into the non-controlled, non-affiliated category.

The aggregate fair value of controlled investments at December 31, 2018 represents 73.8% of the Company’s net assets.

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

Consolidated Schedules of Investments—(Continued)

December 31, 2017

(q)

This investment is deemed significant under Regulation S-X Rule 4-08(g). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company for the years ending December 31, 2017 and 2016 is shown below:

	December 31, 2017	December 31, 2016
($ in millions)
Total assets	$461.9	$412.8
Total senior debt	$302.5	$248.9
Total revenue	$46.8	$31.4
Net change in owners’ equity resulting from operations	$(4.9)	$(7.5)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(1.1)	$(4.7)
Provision for loan loss	$1.0	$0.5

Note:	Balance sheet amounts are as of period end
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

Distributions from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or distributable earnings (losses), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in income recognized from investments in wholly owned subsidiaries, expiration of capital loss, and the tax treatment of certain loans and the timing and recognition of partnership income. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2018. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

On December 31, 2018, $32,937,589 of the Company’s $226,145,602 net capital loss carryforward expired, resulting in $193,208,013 remaining net capital loss carryforward at December 31, 2018 which can be used to offset future capital gains.

The Company holds certain portfolio investments through taxable subsidiaries. Income earned and gains realized on the investment held by the taxable subsidiary are taxable to such subsidiary. A tax provision for income, if any, is shown as income tax in the Consolidated Statements of Operations for the Company. A tax provision for realized and unrealized gains is included as a reduction of realized and/or unrealized gain (loss) in the Consolidated Statements of Operations for the Company.

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

On March 6, 2018, the Board of Directors of the Company adopted amendments to the Company’s dividend reinvestment plan (the “Plan”). Under the terms of the amended Plan, if the Company declares a dividend or determines to make a capital gain or other distribution, the reinvestment plan agent will acquire shares for the participants’ accounts, depending upon the following circumstances, (i) through receipt of additional unissued but authorized shares from the Company (“newly issued shares”) and/or (ii) by purchase of outstanding shares on the open market (“open-market purchases”). If, on the distribution payment date, the last quarterly net asset value per share (“NAV”) is equal to or less than the closing market price per share on such distribution payment date (such condition often referred to as a “market premium”), the reinvestment plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to each participant’s account will be determined by dividing the dollar amount of the distribution by the greater of (i) the NAV or (ii) 95% of the closing market price on the distribution payment date. If, on the distribution payment date, the NAV is greater than the closing market price per share on such distribution payment date (such condition often referred to as a “market discount”), the reinvestment plan agent may, upon notice from the Company, either (a) invest the distribution amount in newly issued shares on behalf of the participants or (b) invest the distribution amount in shares acquired on behalf of the participants in open-market purchases.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Leases (Topic 840). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company has adopted this standard and the adoption of the standard has no material impact on the Company’s consolidated financial statements.

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

Regulation S-X Amendments

On August 17, 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The Company has adopted the amendments pertinent to Regulation S-X. The amendments impacted certain disclosure presentation on the Consolidated Statements of Assets and Liabilities, Statements of Changes in Net Assets and notes to the consolidated financial statements.

Prior year distribution information and undistributed (distributions in excess of) net investment income in the statement of changes in net assets has been modified to conform to the current year presentation in accordance with the Regulation S-X changes.

Distributions for the years ended December 31, 2017 and 2016 were classified as follows:

	December 31, 2017	December 31, 2016
Distributions from:
Net investment income	$(52,535,464)	$(61,007,062)
Distributions in excess of net investment income	—	—
Total distributions	$(52,535,464)	$(61,007,062)

Undistributed (distributions in excess of) net investment income as of December 31, 2017 was as follows:

December 31, 2017
Undistributed / (Distribution in excess of) net investment income	$(13,918,838)

Reconciliation of changes in distribution resulting from operations to taxable income for the year ended December 31, 2017 was as follows:

December 31, 2017
(Increase) decrease in distributions in excess of net investment income	$(8,509,458)
(Increase) decrease in accumulated net realized loss	35,566,053

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

The BlackRock Advisors Management Agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement was in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. The Company’s Board of Directors approved the continuation of the Current Management Agreement in October 2018.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred $14,138,788, $16,391,532 and $21,460,909, respectively, in base management fees under the investment management agreement.

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

Until March 6, 2017, BlackRock Advisors was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2018 and 2017 was determined by reference to the four quarter periods ended on December 31, 2018 and 2017, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the year ended December 31, 2018 and the period after March 6, 2017 to December 31, 2017, the Company incurred $8,510,866 and $7,980,098, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months, which has subsequently been extended to June 30, 2019 (see Note 14). BCIA has agreed to honor such waiver.  The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income was $8,510,866 for the year ended December 31, 2018, and $7,980,098 for the period after March 6, 2017 to December 31, 2017, respectively, resulting in no net Incentive Fees based on income incurred by the Company.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at December 31, 2018 and 2017, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at December 31, 2018 and 2017.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act, the Current Management Agreement or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2018 and 2017 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $350,000, $350,004 and $350,004 respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the years ended December 31, 2018, 2017 and 2016 were $280,932, $182,767 and $5,921, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $1,702,723, $1,039,221 and $1,304,172, respectively, for such administrative services expenses.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors assumed the role as investment adviser to the Company. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. BlackRock Advisors and BCIA did not own any shares of the Company at December 31, 2018 and December 31, 2017.

At December 31, 2018, 2017 and 2016, other entities affiliated with the Administrator and Advisor beneficially owned approximately 324,000, 462,000 and 490,000 shares, respectively, of the Company’s common stock, representing approximately 0.5%, 0.6% and 0.7%, respectively, of the total shares outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(9,162,162)	$20,902,457	$(84,291,924)
Weighted average shares outstanding – basic	71,373,570	72,983,354	72,757,978
Earnings (Loss) per share – basic:	$(0.13)	$0.29	$(1.16)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(9,162,162)	$20,902,457	$(84,291,924)
Adjustments for interest on unsecured convertible senior notes(1)	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(9,162,162)	$20,902,457	$(84,291,924)
Weighted average shares outstanding – diluted(1)	71,373,570	72,983,354	72,757,978
Earnings (Loss) per share – diluted:	$(0.13)	$0.29	$(1.16)

(1)

Due to a net decrease in net assets from operations for the years ended December 31, 2018 and 2016, no incremental shares were included because the effect would be antidilutive. Additionally, no incremental shares were included for the 2017 period, as the effect of unsecured senior convertible notes would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2018, 2017 and 2016 totaled $308,644,673, $243,395,361 and $325,409,753, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2018 totaled $338,429,154, $386,382,563 and $377,154,842, respectively.

At December 31, 2018, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$25,053,397	$23,630,813
Unsecured debt	118,807,277	118,807,277
Subordinated debt	40,000,000	40,000,000
Senior secured loans:
First lien	184,191,179	158,945,078
Second/other priority lien	138,006,527	130,926,306
Total senior secured loans	322,197,706	289,871,384
Preferred stock	56,051,729	45,150,030
Common stock	19,685,846	12,338,488
Limited partnership/limited liability company interests	170,604,094	141,854,954
Equity warrants/options	694,450	—
Total investments	$753,094,499	$671,652,946

At December 31, 2017, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$23,773,283	$23,250,661
Unsecured debt	145,793,872	95,266,709
Subordinated debt	29,600,000	29,600,000
Senior secured loans:
First lien	241,151,702	214,875,825
Second/other priority lien	195,316,002	189,343,791
Total senior secured loans	436,467,704	404,219,616
Preferred stock	56,167,927	59,622,456
Common stock	25,029,241	16,206,829
Limited partnership/limited liability company interests	111,766,448	129,774,536
Equity warrants/options	694,450	—
Total investments	$829,292,925	$757,940,807

Industry Composition

The industry composition of the portfolio, at fair value, at December 31, 2018 and 2017 was as follows:

Industry	December 31, 2018	December 31, 2017
Finance	43.8%	29.5%
Chemicals, Plastics, & Rubber	15.4	16.3
Retail	6.8	6.1
Healthcare & Pharmaceuticals	6.8	5.3
Services: Business	6.5	9.9
Transportation: Cargo	5.4	—
Energy: Oil & Gas	4.1	9.6
Containers, Packaging, & Glass	3.8	3.3
Services: Consumer	3.2	7.0
Insurance	1.3	1.3
Aerospace & Defense	1.2	3.4
Capital Equipment	0.9	0.9
Metals & Mining	0.8	3.4
Construction & Building	—	2.6
Consumer Goods: Durable	—	0.9
High Tech Industries	—	0.5
Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at December 31, 2018 was United States 97.6%, and Canada 2.4% and at December 31, 2017 was United States 96.5%, Canada 2.1%, Bermuda 0.9%, and the Cayman Islands 0.5%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $133.3 million of equity to Senior Loan Partners, with the Company providing $113.3 million and Windward providing $20.0 million. As of December 31, 2018, Senior Loan Partners had called and received $113.3 million of combined equity capital, of which the Company funded $96.3 million and Windward funded $17.0 million. As a result, remaining commitments from the Company and Windward as of December 31, 2018 were $17.0 million and $3.0 million, respectively. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

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

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2023. Senior Loan Partners and Senior Loan Funding II, as applicable, have made certain customary representations and warranties, and are required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Partners and Senior Loan Funding II were not in default with any covenants or requirements thereunder as of December 31, 2018.

As of December 31, 2018, $245.5 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $24.5 million. The average outstanding debt balance during the years ended December 31, 2018 and 2017 were $184.2 million and $85.9 million, respectively, and the maximum amount borrowed during the same periods were $245.5 million and $146.9 million, respectively, under the Senior Facility and the New Senior Facility. During the years ended December 31, 2018 and 2017, $8.7 million and $4.2 million of interest expense and other debt related expenses were incurred, respectively.

As of December 31, 2018, Senior Loan Partners had total investments at fair value of $340.0 million, comprised of senior secured first lien loans, delayed draw term loans and undrawn revolving loans to a total of 27 borrowers. As of December 31, 2018, none of these loans were on non-accrual status. Purchase of investments for the year ended December 31, 2018 was $225.2 million. Proceeds from investment sales, prepayments or exits for the year ended December 31, 2018 were $103.1 million. Additionally, Senior Loan Partners had unfunded commitments to 10 borrowers totaling $19.9 million. The aggregate fair value of the unfunded commitments at

December 31, 2018 was $19.8 million. The weighted average yield of the portfolio at its current cost basis as of December 31, 2018 and 2017 was 7.49% and 6.77%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of December 31, 2018:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	6.56% (L + 400)	10/11/25	$12,000,000	$11,970,559	$11,970,559
AP Exhaust Acquisition, LLC, First Lien Term Loan	Automotive	7.62% (L + 500, 1.00% Floor)	5/10/24	13,543,750	13,337,404	12,189,375
AP Plastics Group, LLC, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.60% (L + 525, 1.00% Floor)	8/1/22	10,310,417	10,253,206	10,310,417
BARBRI, Inc., First Lien Term Loan	Services: Consumer	6.60% (L + 425, 1.00% Floor)	12/1/23	11,148,649	11,104,009	11,037,162
Community Care Health Network, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	7.27% (L + 475, 1.00% Floor)	2/16/25	9,950,000	9,928,119	9,651,500
Crown Paper Group Inc., First Lien Term Loan	Containers, Packaging, & Glass	7.13% (L + 475, 1.00% Floor)	4/3/24	20,122,581	19,939,896	20,072,274
Digital Room, LLC, First Lien Term Loan	Media: Advertising, Printing & Publishing	7.53% (L + 500, 1.00% Floor)	12/29/23	23,407,829	23,198,158	23,290,789
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging, & Glass	7.27% (L + 475, 1.00% Floor)	8/26/22	10,344,093	10,276,601	10,357,540
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.77% (L + 425, 1.00% Floor)	9/8/24	14,862,406	14,841,662	14,713,782
ENC Holding Corporation, First Lien Term Loan	Transportation: Cargo	6.80% (L + 400, 1.00% Floor)	5/30/25	9,381,429	9,359,855	9,135,635
Entertainment Partners, LLC, First Lien Term Loan	Media: Diversified & Production	8.49% (L + 575, 1.00% Floor)	5/8/23	11,327,500	11,327,500	11,327,500
F.M.I. Intermediate Holdings, LLC, First Lien Term Loan	Aerospace & Defense	6.85% (L + 425)	10/9/25	8,914,286	8,888,574	8,888,574
Golden West Packaging Group, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.77% (L + 525, 1.00% Floor)	6/20/23	18,103,452	18,031,767	18,012,935
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food and Beverage	6.22% (L + 375, 1.00% Floor)	8/24/25	14,962,500	14,891,082	14,869,732

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Services: Business	7.79% (L + 500, 1.00% Floor)	3/10/24	$1,778,418	$1,771,620	$1,778,418
MHE Intermediate Holdings LLC, First Lien Term Loan	Services: Business	7.80% (L + 500, 1.00% Floor)	3/10/24	10,219,405	10,142,251	10,219,405
MSHC, Inc. (Service Logic), First Lien Term Loan	Services: Business	6.89% (L + 425, 1.00% Floor)	7/31/23	18,188,762	18,114,828	18,143,290
National Spine and Pain Centers, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	7.02% (L + 450, 1.00% Floor)	6/2/24	9,875,000	9,836,817	9,677,500
New Era Technology, Inc., First Lien Term Loan	Services: Business	9.02% (L + 650, 1.00% Floor)	6/22/23	9,053,571	8,891,480	8,963,036
NGS US FINCO, LLC, First Lien Term Loan	Utilities: Oil & Gas	6.76% (L + 425, 1.00% Floor)	10/1/25	10,000,000	9,951,732	9,951,732
NSM Sub Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.81% (L + 425, 1.00% Floor)	10/3/22	1,596,797	1,596,797	1,596,797
NSM Sub Holdings Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	7.05% (L + 425, 1.00% Floor)	10/3/22	14,890,121	14,795,616	14,890,121
On Location Events, LLC, First Lien Term Loan	Hotel, Gaming, & Leisure	8.28% (L + 550, 1.00% Floor)	9/29/21	19,872,291	19,690,706	19,673,568
Premise Health Holding Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	6.55% (L + 375)	7/10/25	7,217,810	7,183,497	7,163,677
Pretium Packaging, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.80% (L + 500, 1.00% Floor)	11/14/23	14,887,501	14,785,418	14,738,626
Protective Industrial Products, Inc., First Lien Term Loan	Services: Business	7.02% (L + 450, 1.00% Floor)	1/31/24	9,320,870	9,241,392	9,320,870
PVHC Holding Corp., First Lien Term Loan	Containers, Packaging, & Glass	7.57% (L + 475, 1.00% Floor)	8/3/24	10,603,425	10,553,404	10,603,425
Q Holding Company, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.52% (L + 500, 1.00% Floor)	12/18/21	9,770,992	9,713,000	9,551,145
TLE Holdings, LLC, First Lien Term Loan	Services: Consumer	8.52% (L + 600, 1.00% Floor)	6/28/24	7,960,767	7,884,220	7,884,220
Total					$341,501,170	$339,983,604

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 91.8% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2018 of all contracts within the specified loan facility.

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

Below is certain summarized financial information for Senior Loan Partners as of December 31, 2018 and 2017 respectively, and for the years ended December 31, 2018 and 2017, and the period from June 23, 2016 (commencement of operations) through December 31, 2016, respectively:

Selected Balance Sheet Information

	December 31, 2018	December 31, 2017
Investments, at fair value (cost of $341,501,170 and $218,608,429)	$339,983,604	$219,161,966
Cash and cash equivalents	14,340,425	13,261,538
Other assets	3,725,941	2,740,328
Total assets	$358,049,970	$235,163,832
Debt	245,549,646	146,880,000
Contributions received in advance	—	1,427,659
Distribution payable	260,047	1,211,787
Interest and credit facility fees payable	933,856	407,703
Other accrued expenses and payables	524,304	404,006
Total liabilities	$247,267,853	$150,331,155
Members’ equity	110,782,117	84,832,677
Total liabilities and members’ equity	$358,049,970	$235,163,832

Selected Statement of Operations Information

	Year ended December 31, 2018	Year ended December 31, 2017	For the Period from June 23, 2016* through December 31, 2016
Total Investment income	$20,652,567	$10,775,628	$913,735
Interest and credit facility fees	8,700,894	4,150,437	798,824
Other fees and expenses	1,151,016	716,834	960,445
Total expenses	$9,851,910	$4,867,271	$1,759,269
Net investment income (loss)	$10,800,657	$5,908,357	$(845,534)
Net realized and unrealized appreciation (depreciation)	(1,995,157)	490,757	62,780
Net increase in members' capital	$8,805,500	$6,399,114	$(782,754)

* Commencement of operations

For the years ended December 31, 2018 and 2017, the Company’s share of net estimated taxable income from Senior Loan Partners was $9.4 million and $5.0 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of December 31, 2018 and 2017, $0.2 million and $1.0 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2018 and 2017.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of both December 31, 2018 and 2017, represents zero of the Company’s net assets.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2018 and 2017 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. As of December 31, 2018 and 2017, the Company’s asset coverage was 354% and 367%, respectively.

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

On September 27, 2017, the Company purchased $59,959,000 in aggregate principal amount of its existing $115,000,000 Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1,015 per $1,000 principal amount of notes purchased, plus accrued and unpaid interest, using borrowings under the Credit Facility and cash on hand. All Convertible Notes purchased in the tender offer were retired and cancelled, and are no longer outstanding under the indenture. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the difference between the reacquisition price (including reacquisition costs) and the net carrying amount of the Convertible Notes was recorded in the accompanying Consolidated Statements of Operations as a $1,323,442 loss on extinguishment of debt for the year ended December 31, 2017. On February 15, 2018, the remaining Convertible Notes of $55,041,000 matured and the Company paid the principal and interest in cash.

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

The Company’s outstanding debt as of December 31, 2018 and 2017 was as follows:

	As of
	December 31, 2018					December 31, 2017
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$400,000,000	(2)	$49,000,000	$49,000,000		$440,000,000	(2)	$16,000,000	$16,000,000
2022 Convertible Notes	143,750,000		143,750,000	137,397,728	(3)	143,750,000		143,750,000	135,666,663	(5)
Convertible Notes	—		—	—	(4)	55,041,000		55,041,000	54,994,609	(4)
	$543,750,000		$192,750,000	$186,397,728		$638,791,000		$214,791,000	$206,661,272

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,124,307 and $3,227,965, respectively, as of December 31, 2018.

(4)

Represents the aggregate principal amount outstanding of the Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of zero and $46,391, respectively, as of December 31, 2017. No longer outstanding at December 31, 2018 due to maturity.

(5)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,920,287 and $4,163,050, respectively, as of December 31, 2017.

At December 31, 2018, the Company had $49,000,000 drawn on the Credit Facility as compared to $16,000,000 at December 31, 2017. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $351,000,000 at December 31, 2018 and $424,000,000 at December 31, 2017. The Company’s average outstanding debt balance during the years ended December 31, 2018, 2017 and 2016 was $241,446,017, $297,575,896, and $361,314,732, respectively. The maximum amounts borrowed during the years ended December 31, 2018, 2017 and 2016 was $329,042,847, $412,247,365, and $452,539,653, respectively.

Amortization of $1,649,290, $2,055,354 and $1,640,654 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the years ended December 31, 2018, 2017 and 2016 was 5.82%, 5.70% and 4.37%, respectively, exclusive of commitment fees of $1,187,897, $1,258,385 and $863,479, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At December 31, 2018 the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On April 30, 2018, the Company’s Board of Directors authorized an additional 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased. Any amount of shares authorized for repurchase by the Board of Directors on April 30, 2018 that remains unpurchased after June 30, 2019 will no longer be authorized for repurchase. On October 30, 2018, the Company’s Board of Directors authorized an additional 3,000,000 shares for repurchase until the earlier of October 28, 2019, or such time that all of the authorized shares have been repurchased. On the same date, the Company’s Board of Directors extended the authorization period of the 1,218,577 shares which remained unpurchased from their April 30, 2018 authorization from June 30, 2019 to October 28, 2019, bringing the total authorized shares to 4,218,577.  As of December 31, 2018, 3,405,852 of the 4,218,577 shares remained available for repurchase. As previously disclosed, of the 2,500,000 shares authorized for repurchase in May 2017, 206,624 shares remained unpurchased at June 30, 2018, after which such shares were no longer authorized for repurchase.

During the years ended December 31, 2018 and 2017, the Company purchased a total of 4,162,635 and 224,889 shares, respectively, of its common stock on the open market for $24,465,526 and $1,431,681, respectively, including brokerage commissions. Since inception of the original repurchase plan through December 31, 2018, the Company has purchased 8,939,489 shares of its common stock on the open market for $62,200,028, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the years ended December 31, 2018, 2017 and 2016, declared distributions to common stockholders were $51,268,639, $52,535,464, and $61,007,062, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2). For the year ended December 31, 2018, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $2,654,029 (through purchase of shares in the open market) and $816,549 (through issuance of new shares), respectively. For the year ended December 31, 2017 and 2016, distributions reinvested pursuant to the Company’s dividend reinvestment plan was $3,506,620 and $3,959,945, respectively, through issuance of new shares.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2018 and December 31, 2017. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security.

At December 31, 2018 and 2017, the Company was obligated to existing portfolio companies for unfunded commitments of $39.6 million and $42.1 million, respectively. Of the $39.6 million total unfunded commitments at December 31, 2018, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at December 31, 2018 and 2017 was $38.2 million and $42.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$49,000,000	$45,815,000	$16,000,000	$15,120,000
2022 Convertible Notes	137,397,728	140,515,625	135,666,663	144,898,540
Convertible Notes	—	—	54,994,609	55,178,607
Total	$186,397,728	$186,330,625	$206,661,272	$215,197,147

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at December 31, 2018 and 2017 in determining such fair values:

		Fair Value Inputs at December 31, 2018
	Fair Value at December 31, 2018	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,630,813	$—	$—	$23,630,813
Unsecured debt	118,807,277	—	—	118,807,277
Subordinated debt	40,000,000	—	—	40,000,000
Senior secured loans	289,871,384	—	—	289,871,384
Preferred stock	45,150,030	—	—	45,150,030
Common stock	12,338,488	1,726,940	—	10,611,548
Limited partnership/limited liability company interests	141,854,954	—	—	141,854,954
Equity warrants/options	—	—	—	—
Total investments	671,652,946	1,726,940	—	669,926,006
Cash and cash equivalents	13,497,320	13,497,320	—	—
Total	$685,150,266	$15,224,260	$—	$669,926,006

		Fair Value Inputs at December 31, 2017
	Fair Value at December 31, 2017	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,250,661	$—	$—	$23,250,661
Unsecured debt	95,266,709	—	—	95,266,709
Subordinated debt	29,600,000	—	—	29,600,000
Senior secured loans	404,219,616	—	—	404,219,616
Preferred stock	59,622,456	—	—	59,622,456
Common stock	16,206,829	—	—	16,206,829
Limited partnership/limited liability company interests	129,774,536	—	—	129,774,536
Equity warrants/options	—	—	—	—
Total investments	757,940,807	—	—	757,940,807
Cash and cash equivalents	29,014,645	29,014,645	—	—
Total	$786,955,452	$29,014,645	$—	$757,940,807

The valuation techniques used at December 31, 2018 and 2017 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the year ended December 31, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2018
Senior secured notes	$23,250,661	$83,176	$—	$(899,962)	$1,196,938	$—	$—	$23,630,813
Unsecured debt	95,266,709	—	(50,527,163)	50,527,163	81,356,202	(57,815,634)	—	118,807,277
Subordinated debt	29,600,000	—	—	—	10,400,000	—	—	40,000,000
Senior secured loans	404,219,616	1,376,520	(26,117,432)	(78,233)	174,012,412	(263,541,499)	—	289,871,384
Preferred stock	59,622,456	—	—	(14,356,228)	14,883,802	(15,000,000)	—	45,150,030
Common stock	16,206,829	—	(2,648,230)	2,404,948	129,890	(5,481,889)	—	10,611,548
Limited partnership/LLC Interest	129,774,536	—	34,568,730	(46,757,229)	76,727,144	(52,458,227)	—	141,854,954
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$757,940,807	$1,459,696	$(44,724,095)	$(9,159,541)	$358,706,388	$(394,297,249)	$—	$669,926,006

The following is a reconciliation for the year ended December 31, 2017 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2016	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2017
Senior secured notes	$63,609,625	$857,923	$(16,663,471)	$12,784,433	$7,343,457	$(44,681,306)	$—	$23,250,661
Unsecured debt	127,317,932	—	—	(30,675,064)	25,096,061	(26,472,220)	—	95,266,709
Subordinated debt	28,800,000	—	—	—	800,000	—	—	29,600,000
Senior secured loans	548,515,315	2,677,689	(34,071,370)	9,186,999	160,177,391	(282,266,408)	—	404,219,616
Preferred stock	57,873,127	—	2,449,619	4,126,261	2,997,385	(7,823,936)	—	59,622,456
Common stock	37,632,386	—	3,369,690	(5,234,465)	486,793	(20,047,575)	—	16,206,829
Limited partnership/ LLC Interest	67,257,747	—	(7,463,967)	27,852,674	46,981,069	(4,852,987)	—	129,774,536
Equity warrants/options	117,358	—	(994,155)	1,068,780	—	(191,983)	—	—
Total investments	$931,123,490	$3,535,612	$(53,373,654)	$19,109,618	$243,882,156	$(386,336,415)	$—	$757,940,807

There were no transfers between Levels during the years ended December 31, 2018 and 2017. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the years ended December 31, 2018, 2017 and 2016 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(68,362,449), $(31,404,456) and $(93,261,061), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2018 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	7.99x	8.99x	8.49x
Unsecured debt	6.75x	7.25x	7.00x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	6.90x	7.90x	7.40x
Preferred stock	8.00x	9.00x	8.50x
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	7.22x	8.22x	7.72x
Equity warrants/options	n/a	n/a	n/a
Market Yields:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	11.21%	12.18%	11.73%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.04x	1.14x	1.09x
Subordinated debt	0.90x	1.00x	0.95x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.02x	1.14x	1.08x
Common stock	1.04x	1.14x	1.09x
Limited partnerships/LLC interest	0.90x	1.00x	0.95x
Equity warrants/options	n/a	n/a	n/a
Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	0.88x	1.08x	0.98x
Equity warrants/options	n/a	n/a	n/a
Liquidity Discount:
Limited partnerships/LLC interest	8.27%	11.44%	9.86%

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2018.

	Year ended December 31, 2018	Year ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Per Share Data:
Net asset value, beginning of period	$7.83	$8.21	$10.17	$10.49	$9.54
Net investment income	0.66	0.75	0.74	1.01	0.68
Net realized and unrealized gain (loss)	(0.79)	(0.44)	(1.90)	(0.49)	1.16
Realized losses on extinguishment of debt	—	(0.02)	—	—	—
Total from investment operations	(0.13)	0.29	(1.16)	0.52	1.84
Distributions to stockholders, excluding tax return of capital	(0.70)	(0.72)	(0.84)	(0.84)	(0.63)
Tax Return of capital	(0.02)	—	—	—	(0.26)
Total distributions	(0.72)	(0.72)	(0.84)	(0.84)	(0.89)
Purchases of treasury stock at prices below net asset value	0.09	—	0.05	0.01	0.01
Equity component of convertible notes	—	0.06	—	—	—
Issuance/reinvestment of stock at prices (below) net asset value	—	(0.01)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets	(0.76)	(0.38)	(1.96)	(0.32)	0.95
Net asset value, end of period	$7.07	$7.83	$8.21	$10.17	$10.49
Market price, end of period	$5.29	$6.23	$6.96	$9.40	$8.20
Total return(1)	(4.44)%	(0.61)%	(18.10)%	26.52%	(2.18)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)	3.90%	4.04%	6.97%	3.81%	8.18%
Ratio of interest and other debt related expenses to average net assets	2.80%	3.06%	2.48%	3.09%	3.38%
Ratio of total expenses to average net assets(2)	6.70%	7.10%	9.45%	6.90%	11.56%
Ratio of net investment income to average net assets	8.72%	9.27%	8.06%	9.57%	6.93%
Net assets, end of period	$487,020,154	$571,099,932	$596,320,369	$753,752,615	$781,959,168
Average debt outstanding	$241,446,017	$297,575,896	$361,314,732	$399,882,825	$409,956,985
Weighted average shares outstanding	71,373,570	72,983,354	72,757,978	74,576,277	74,539,159
Average debt per share(3)	$3.38	$4.08	$4.97	$5.36	$5.50
Portfolio turnover	40%	28%	32%	26%	47%
Yield on total portfolio at cost	9.7%	8.7%	9.2%	10.5%	10.6%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan and do not reflect brokerage commissions.

(2)

Ratio including incentive fee based on income waiver approved by the Company’s Board of Directors for the years ended December 31, 2018 and 2017 (see Note 3 for more detail).  Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 5.46% and 5.39% for the years ended December 31, 2018 and 2017 respectively.  The ratio of total expenses to average net assets would be 8.26% and 8.45% for the same respective periods.

(3)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or distributable earnings (losses), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in income recognized from investments in wholly owned subsidiaries, expiration of capital loss, and the tax treatment of certain loans and the timing and recognition of partnership income. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return.

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

	December 31, 2018	December 31, 2017
Paid-in capital in excess of par	$(4,387,294)	$(27,056,595)
Distributable earnings (losses) (1)	4,387,294	27,056,595

(1)	Prior year information has been modified or removed to conform to current year Regulation S-X presentation changes. Refer to Note 2 for this prior year information.

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Net increase (decrease) in net assets resulting from operations	$(9,162,162)	$20,902,457
Net unrealized (appreciation) depreciation not taxable	10,654,682	(19,573,031)
Current year net capital (gains) losses	85,446,388	16,720,707
Losses not currently taxable	(39,507,433)	37,041,559
Other book/tax differences	(3,059,969)	(1,523,300)
Amortization of organizational costs	(3,804)	(3,804)
Taxable income before deductions for distributions	$44,367,702	$53,564,588

Components of accumulated net losses on a tax basis and reconciliation to accumulated net losses on a book basis:

	December 31, 2018	December 31, 2017
Net unrealized appreciation (depreciation)	$(83,343,165)	$(72,688,483)
Differences between book and tax loss on investments	(14,993,579)	(35,930,103)
Dividends payable	(12,552,212)	—
Capital loss carryforward (a)	(193,208,013)	(140,699,214)
Expenses not currently deductible	(9,504)	(13,311)
Total accumulated losses—net, book basis	$(304,106,473)	$(249,331,111)

(a)	Capital Loss Carryover is available to offset futures realized gains and not subject to expiration.

At December 31, 2018 and 2017, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2018	December 31, 2017
Tax cost	$768,088,078	$857,326,594
Gross unrealized appreciation	5,870,505	35,917,480
Gross unrealized depreciation	(102,305,637)	(135,303,267)
Total investments, at fair market value	$671,652,946	$757,940,807

As of December 31, 2018, the Company had capital loss carryforwards of $193,208,013 available to offset future realized capital gains with no expiration.

The tax character of distributions declared for the years ended December 31, 2018 and 2017 were as follows:

	Year ended December 31, 2018	Year ended December 31, 2017
Ordinary income	$50,000,494	$52,535,464
Tax return of capital	1,268,145	—
Total distributions	$51,268,639	$52,535,464

Important Tax Information (Unaudited)

During the fiscal year ended December 31, 2018, the following information is provided with respect to the ordinary income distributions paid by the Company.

Qualified Dividend Income for Individuals(1)	12.88%
Dividends Qualifying for the Dividend Received Deduction for Corporations(1)	11.02%
Interest Related Dividends for Non-U.S. Residents(2)	42.92%

(1)	The Company hereby designates the percentage indicated above or the maximum amount allowable by law.
(2)	Represents the portion of the taxable ordinary income dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2018. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss) after Taxes	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic Earnings (Loss) per Common Share	Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2018	$20,718	$11,784	$(44,206)	$(32,422)	$(0.46)	$(0.46)	$7.07
September 30, 2018	21,009	12,486	7,519	20,005	0.28	0.25	7.66
June 30, 2018	21,305	11,538	(7,367)	4,171	0.06	0.06	7.56
March 31, 2018	20,836	11,623	(12,539)	(916)	(0.01)	(0.01)	7.65
December 31, 2017	24,398	14,518	(11,169)	3,349	0.05	0.05	7.83
September 30, 2017	22,761	12,140	(25,891)	(13,751)	(0.19)	(0.19)	7.96
June 30, 2017	25,243	13,869	3,106	16,975	0.23	0.22	8.33
March 31, 2017	24,927	14,565	(235)	14,330	0.20	0.20	8.22
December 31, 2016	28,006	17,082	(14,572)	2,510	0.03	0.03	8.21
September 30, 2016	26,138	(2,131)	(36,942)	(39,073)	(0.54)	(0.54)	8.38
June 30, 2016	33,429	21,607	(31,161)	(9,554)	(0.13)	(0.13)	9.13
March 31, 2016	29,837	17,478	(55,653)	(38,175)	(0.52)	(0.52)	9.46

Certain prior period information has been reclassified to conform to the current period presentation.

14. Subsequent events

On March 5, 2019, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on April 8, 2019 to stockholders of record at the close of business on March 18, 2019.

On March 5, 2019, the Advisor, in consultation with the Company’s Board of Directors, agreed to extend the waiver of incentive management fee based on income from December 31, 2018 until June 30, 2019 (see Note 3).

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

By:	/s/ JAMES E. KEENAN
James E. Keenan
Interim Chief Executive Officer

March 6, 2019

Each of the officers and directors of BlackRock Capital Investment Corporation whose signature appears below, in so signing, also makes, constitutes and appoints each of James E. Keenan and Michael Pungello, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JAMES E. KEENAN James E. Keenan	Interim Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 6, 2019

/s/ MICHAEL PUNGELLO Michael Pungello	Interim Chief Financial Officer and Interim Treasurer (principal financial and accounting officer)	March 6, 2019

/s/ JOHN R. BARON John R. Baron	Director	March 6, 2019

/s/ JERROLD B. HARRIS Jerrold B. Harris	Director	March 6, 2019

/s/ MARK S. LIES Mark S. Lies	Director	March 6, 2019

/s/ WILLIAM E. MAYER William E. Mayer	Director	March 6, 2019

/s/ MERIDEE A. MOORE Meridee A. Moore	Director	March 6, 2019

/s/ MAUREEN K. USIFER Maureen K. Usifer	Director	March 6, 2019

S-1