Form 10-Q
period 2019-03-31
BlackRock Capital Investment Corp
filed 2019-05-01
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 1, 2019 was 68,836,255.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $253,938,127 and $233,331,450)	$218,148,636	$200,569,644
Non-controlled, affiliated investments (cost of $114,252,403 and $130,892,674)	99,991,510	111,727,234
Controlled investments (cost of $387,251,367 and $388,870,375)	362,234,127	359,356,068
Total investments at fair value (cost of $755,441,897 and $753,094,499)	680,374,273	671,652,946
Cash and cash equivalents	27,107,015	13,497,320
Receivable for investments sold	2,002,968	1,691,077
Interest, dividends and fees receivable	9,945,510	4,084,001
Prepaid expenses and other assets	2,368,966	2,707,036
Total Assets	$721,798,732	$693,632,380
Liabilities
Debt (net of deferred financing costs of $2,997,396 and $3,227,965)	$208,835,348	$186,397,728
Interest and credit facility fees payable	2,576,255	722,841
Distributions payable	12,390,525	12,552,212
Base management fees payable	2,923,149	3,494,520
Payable for investments purchased	—	989,460
Accrued administrative services	739,812	376,507
Other accrued expenses and payables	2,204,539	2,078,958
Total Liabilities	229,669,628	206,612,226
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,861,287 issued and 68,836,255 and 68,921,798 outstanding	77,861	77,861
Paid-in capital in excess of par	853,248,794	853,248,794
Distributable earnings (losses)	(298,528,296)	(304,106,473)
Treasury stock at cost, 9,025,032 and 8,939,489 shares held	(62,669,255)	(62,200,028)
Total Net Assets	492,129,104	487,020,154
Total Liabilities and Net Assets	$721,798,732	$693,632,380
Net Asset Value Per Share	$7.15	$7.07

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$5,942,016	$7,144,027
PIK interest income	240,184	—
Fee income	475,407	465,206
Total investment income from non-controlled, non-affiliated investments	6,657,607	7,609,233
Non-controlled, affiliated investments:
Cash interest income	1,222,251	2,214,613
PIK interest income	—	690,960
PIK dividend income	220,480	189,026
Fee income	—	35,000
Total investment income from non-controlled, affiliated investments	1,442,731	3,129,599
Controlled investments:
Cash interest income	6,900,738	5,085,705
PIK interest income	—	766,466
Cash dividend income	4,191,703	3,126,861
PIK dividend income	—	731,516
Fee income	121,862	387,058
Total investment income from controlled investments	11,214,303	10,097,606
Total investment income	19,314,641	20,836,438
Expenses:
Base management fees	2,923,149	3,312,369
Incentive management fees	2,280,836	1,735,195
Interest and credit facility fees	3,392,434	3,708,958
Professional fees	473,043	733,164
Administrative services	363,305	553,764
Director fees	193,000	187,000
Investment advisor expenses	87,500	87,500
Other	478,029	630,737
Total expenses, before incentive management fee waiver	10,191,296	10,948,687
Incentive management fee waiver (See Note 3)	(2,280,836)	(1,735,195)
Expenses, net of incentive management fee waiver	7,910,460	9,213,492
Net Investment Income	11,404,181	11,622,946
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	325,489	(50,515,956)
Non-controlled, affiliated investments	(269,226)	—
Controlled investments	—	(26,118,432)
Net realized gain (loss)	56,263	(76,634,388)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(2,684,053)	43,690,517
Non-controlled, affiliated investments	4,560,914	1,422,575
Controlled investments	4,497,067	19,156,544
Foreign currency translation	134,330	(173,911)
Net change in unrealized appreciation (depreciation)	6,508,258	64,095,725
Net realized and unrealized gain (loss)	6,564,521	(12,538,663)
Net Increase (Decrease) in Net Assets Resulting from Operations	$17,968,702	$(915,717)
Net Investment Income Per Share—basic	$0.17	$0.16
Earnings (Loss) Per Share—basic	$0.26	$(0.01)
Average Shares Outstanding—basic	68,837,612	72,991,828
Net Investment Income Per Share—diluted	$0.16	$0.15
Earnings (Loss) Per Share—diluted	$0.24	$(0.01)
Average Shares Outstanding—diluted (See Note 4)	85,831,349	89,985,565
Distributions Declared Per Share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$11,404,181	$11,622,946
Net realized gain (loss)	56,263	(76,634,388)
Net change in unrealized appreciation (depreciation)	6,508,258	64,095,725
Net increase (decrease) in net assets resulting from operations	17,968,702	(915,717)
Distributions to Stockholders from(1):
Net investment income	(12,390,525)	(13,150,684)
Capital Share Transactions:
Share issuance - distribution reinvestment	—	816,549
Purchases of treasury stock	(469,227)	(4,785,155)
Net increase (decrease) in net assets resulting from capital share transactions	(469,227)	(3,968,606)
Total Increase (Decrease) in Net Assets	5,108,950	(18,035,007)
Net assets at beginning of period	487,020,154	571,099,932
Net assets at end of period	$492,129,104	$553,064,925
Capital Share Activity:
Shares issued from reinvestment of distributions	—	137,523
Purchases of treasury stock	(85,543)	(799,803)
Net increase (decrease) in shares outstanding	(85,543)	(662,280)

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$17,968,702	$(915,717)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(460,664)	(2,377,968)
Net amortization on investments	(164,987)	(125,986)
Amortization of debt issuance costs and discount	602,286	441,630
Net change in unrealized (appreciation) depreciation on investments	(6,373,928)	(64,269,636)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(134,330)	173,911
Net realized (gain) loss on investments	(56,263)	76,634,388
Changes in operating assets:
Purchase of investments	(57,790,703)	(142,614,716)
Proceeds from disposition of investments	55,679,170	17,187,184
Change in interest, dividends and fees receivable	(5,621,325)	397,619
Change in prepaid expenses and other assets	173,405	295,924
Changes in operating liabilities:
Change in payable for investments purchased	(989,460)	274,856
Change in interest and credit facility fees payable	1,853,414	1,001,321
Change in base management fees payable	(571,371)	(422,286)
Change in accrued administrative services	363,305	438,769
Change in other accrued expenses and payables	153,885	567,143
Net cash provided by (used in) operating activities	4,631,136	(113,313,564)
Financing Activities:
Distributions paid in cash	(12,552,214)	(12,336,375)
Proceeds from debt	55,000,000	170,031,067
Repayments of debt	(33,000,000)	(67,041,000)
Purchase of treasury stock	(469,227)	(4,785,155)
Net cash provided by financing activities	8,978,559	85,868,537
Net increase (decrease) in cash and cash equivalents	13,609,695	(27,445,027)
Cash and cash equivalents, beginning of period	13,497,320	29,014,645
Cash and cash equivalents, end of period	$27,107,015	$1,569,618
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$622,776	$1,695,057
Taxes	$6,395	$56,464
Share issuance — distribution reinvestment	$—	$816,549

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—4.81%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)(u)	Capital Equipment	19.80% (L + 1700, 1.00% Floor PIK)	10/4/23	$7,038,104	$2,181,306	$703,810
AGY Holding Corp., Second Lien(g)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/20	22,959,438	22,883,567	22,959,438
Total Senior Secured Notes					25,064,873	23,663,248
Unsecured Debt—23.69%
CB-HDT Holdings, Inc.(d)(j)(x)	Aerospace & Defense	12.00% PIK	12/15/19	8,117,338	8,117,338	8,117,338
Gordon Brothers Finance Company(g)(p)	Finance	13.48% (L + 1100, 1.00% Floor)	10/31/21	108,461,861	108,461,861	108,461,860
Total Unsecured Debt					116,579,199	116,579,198
Subordinated Debt—8.13%
First Boston Construction Holdings, LLC(d)(g)(k)(v)	Finance	12.00%	2/23/23	40,000,000	40,000,000	40,000,000
Total Subordinated Debt					40,000,000	40,000,000
Senior Secured Loans—59.79%(e)
Advanced Lighting Technologies, Inc., First Lien(f)	Capital Equipment	10.30% (L + 750, 1.00% Floor)	10/4/22	5,128,083	5,055,758	5,128,083
AGY Holding Corp., First Lien(g)	Chemicals, Plastics, & Rubber	12.00%	9/15/20	24,021,390	24,021,390	24,021,390
CareATC, Inc., First Lien(v)	Healthcare & Pharmaceuticals	9.84% (L + 725, 1.00% Floor)	3/14/24	4,733,036	4,639,256	4,638,376
FinancialForce.com, First Lien(v)	Services: Business	9.38% (L + 675)	2/1/24	7,500,000	7,306,170	7,306,170
MBS OpCo LLC, First Lien	Services: Business	11.80% (L + 900, 1.00% Floor)	12/29/22	14,812,500	14,812,500	14,664,375

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Midwest Physician Administrative Services, LLC, Second Lien(s)	Healthcare & Pharmaceuticals	9.49% (L + 700, 0.75% Floor)	8/15/25	$15,000,000	$14,880,195	$14,512,500
NorthStar Financial Services Group, LLC et al, Second Lien	Services: Business	10.08% (L + 750, 0.75% Floor)	5/25/26	11,040,744	10,991,363	10,819,929
Outcomes Group Holdings, Inc., Second Lien(s)	Services: Business	10.00% (L + 750)	10/26/26	15,000,000	14,964,369	14,850,000
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	10.99% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,580,487	20,580,487
PharmaLogic Holdings Corp., Second Lien(h)(k)(v)	Healthcare & Pharmaceuticals	10.50% (L + 800)	12/11/23	6,409,565	6,382,094	6,377,518
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	23,050,000	23,050,000	17,979,000
St. George Warehousing & Trucking Co. of California, Inc., First Lien	Transportation: Cargo	11.85% (L + 925, 1.00% Floor)	4/28/22	32,530,635	32,530,635	29,277,571
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan	Transportation: Cargo	11.85% (L + 925, 1.00% Floor)	4/28/22	6,667,022	6,667,022	6,000,320
Sur La Table, Inc., First Lien	Retail	12.00%	7/28/20	30,000,000	30,000,000	29,850,000
United PF Holdings, LLC, First Lien	Services: Consumer	8.50% (L + 600, 1.00% Floor)	11/2/21	19,222,246	19,222,246	18,933,913
United PF Holdings, LLC, Delayed Draw Term Loan(v)	Services: Consumer	8.50% (L + 600, 1.00% Floor)	11/2/21	3,271,538	3,271,538	3,222,465
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	9.16% (L + 675, 1.00% Floor)	8/2/21	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	14.41% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,958,791
Westmoreland Resource Partners, LP (Oxford Mining Company, LLC), First Lien(d)(u)(w)	Metals & Mining	16.15% (L + 1350, 0.75% Floor PIK)	12/31/18	28,601,196	26,618,276	4,433,185
Zest Acquisition Corp., Second Lien	Healthcare & Pharmaceuticals	9.99% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,781,411	24,250,000
Total Senior Secured Loans					327,345,898	294,265,371
Preferred Stock—9.44%
Advantage Insurance Inc.(d)(f)(j)	Insurance	8.00% PIK		750,000	11,397,599	9,210,000
Gordon Brothers Finance Company(g)(p)	Finance	13.50%		34,285	34,284,750	34,284,750
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)(g)(u)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	11,053,124	2,964,509
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—
Total Preferred Stock					56,735,473	46,459,259

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—2.34%(c)
Advanced Lighting Technologies, Inc.(f)	Capital Equipment			149,717	$—	$—
Gordon Brothers Finance Company(g)(p)	Finance			10,612	10,611,548	10,611,548
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,551,794	—
U.S. Well Services, Inc., Class A(f)(s)	Energy: Oil & Gas			115,402	1,154,024	920,908
U.S. Well Services, Inc., Class B(f)(j)(l)	Energy: Oil & Gas			4,359,535	—	—
Total Common Stock					18,317,366	11,532,456
Limited Partnership/Limited Liability Company Interests—30.03%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(v)	Finance			96,333,333	96,333,333	93,443,333
ETX Energy, LLC(c)(m)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)(v)	Finance			10,000,000	10,000,000	7,508,299
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	—
MBS Parent, LLC(c)(o)	Services: Business			546	500,000	213,945
SVP-Singer Holdings LP(c)(j)	Consumer Goods: Durable			1,416,279	5,030,156	—
USWS Holdings, LLC(c)(f)(j)(l)	Energy: Oil & Gas			4,359,535	44,914,918	32,344,884
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	14,263,736
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					170,604,094	147,774,197

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.02%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Capital Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Services: Business		expire 1/30/29	62,840	100,544	100,544
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					794,994	100,544
TOTAL INVESTMENTS—138.25%					$755,441,897	$680,374,273
OTHER ASSETS & LIABILITIES (NET)—(38.25)%						(188,245,169)
NET ASSETS—100.0%						$492,129,104

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at March 31, 2019.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 75.6% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 87.2% of the fair value of such senior secured loans have floors of 0.75% to 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2019 of all contracts within the specified loan facility.

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

(h)	The portfolio company or one of the borrowers within the credit agreement is a non-U.S company or has a principal place of business outside the U.S.
(i)	Original purchase denominated in Canadian dollars.
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities exempt under 144A may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In aggregate, these securities represent 33.9% of the Company’s net assets at March 31, 2019.

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

(l)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of USWS Holdings, LLC and thus a non-controlled, affiliated investment.

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

(o)

The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of MBS Parent, LLC and thus a non-controlled, non-affiliated investment.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2019

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is shown below:

($ in millions)	March 31, 2019	December 31, 2018
Total assets	$486.8	$559.3
Total liabilities	$458.9	$527.3
Total owners' equity	$27.9	$32.0

($ in millions)	Three months ended March 31, 2019	Three months ended March 31, 2018
Total revenue	$13.9	$14.6
Net change in owners’ equity resulting from operations	$(4.7)	$2.4
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(2.4)	$1.0
Provision for loan loss	$3.0	$0.3

Note: Balance sheet amounts are as of period end

(q)

This investment is deemed significant under Regulation S-X Rule 10-01(b)(1). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.

(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(t)	Unaudited.
(u)

The investment is on non-accrual status as of March 31, 2019 and therefore non-income producing.  At March 31, 2019, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 1.56% and 7.04%, respectively.

(v)

Position or associated portfolio company thereof has an unfunded loan commitment as of March 31, 2019 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(w)	All-in rate includes default interest.
(x)	Out of the $8,117,438 principal amount, $2,239,679 matures on March 6, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2019

(Unaudited)

							Three Months Ended March 31, 2019
Non-controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at March 31, 2019		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$671,375	$—	$—	$32,435	$703,810		$—	$—	$—	$—
Senior Secured Loan, First Lien	5,141,099	5,073	(13,015)	(5,074)	5,128,083		—	137,124	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	9,052,500	220,480	—	(62,980)	9,210,000		—	—	—	220,480
MBS OpCo LLC:
Senior Secured Loan, First Lien	14,701,500	—	(14,701,500)	—	—	†	—	—	—	—
MBS Parent, LLC:
Limited Liability Co. Interest	304,865	—	(304,865)	—	—	†	—	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	1,726,940	—	(1,502,811)	696,779	920,908		(269,226)	—	—	—
Common Stock, Class B	—	—	—	—	—		—	—	—	—
USWS Holdings, LLC:
Limited Liability Co. Interest	25,544,031	—	—	6,800,853	32,344,884		—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	—	22,461,298		—	539,870	—	—
Senior Secured Loan, Second Lien	14,958,791	—	—	—	14,958,791		—	545,257	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	17,164,835	—	—	(2,901,099)	14,263,736		—	—	—	—
Totals	$111,727,234	$225,553	$(16,522,191)	$4,560,914	$99,991,510		$(269,226)	$1,222,251	$—	$220,480

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

†	Investment moved from the non-controlled, affiliated category into the non-controlled, non-affiliated category.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2019 represents 20.3% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2019

(Unaudited)

						Three Months Ended March 31, 2019
Controlled Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes	Fair Value at March 31, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$22,959,438	$11,476	$—	$(11,476)	$22,959,438	$—	$642,860	$—	$—
Senior Secured Loan, First Lien	24,021,390	—	—	—	24,021,390	—	720,642	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	2,276,044	1	—	688,464	2,964,509	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	91,516,666	—	—	1,926,667	93,443,333	—	—	—	3,040,673
First Boston Construction Holdings, LLC:
Subordinated Debt	40,000,000	—	—	—	40,000,000	—	1,202,427	3,266	—
Limited Liability Co. Interest	7,324,557	—	—	183,742	7,508,299	—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	110,689,939	23,891,179	(26,119,258)	—	108,461,860	—	3,758,659	111,647	—
Preferred Stock	33,821,486	463,264	—	—	34,284,750	—	—	6,949	1,151,030
Common Stock	10,611,548	—	—	—	10,611,548	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	16,135,000	—	—	1,844,000	17,979,000	—	576,150	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	134,330	—	(134,330)	—	—	—	—	—
Totals	$359,356,068	$24,500,250	$(26,119,258)	$4,497,067	$362,234,127	$—	$6,900,738	$121,862	$4,191,703

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

The aggregate fair value of controlled investments at March 31, 2019 represents 73.6% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—2.53%(c)
Advanced Lighting Technologies, Inc.(f)	Capital Equipment			149,717	$—	$—
Gordon Brothers Finance Company(g)(x)	Finance			10,612	10,611,548	10,611,548
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)(p)	Chemicals, Plastics, & Rubber			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,417,464	—
U.S. Well Services, Inc., Class A(f)(s)	Energy: Oil & Gas			265,683	2,656,834	1,726,940
U.S. Well Services, Inc., Class B(f)(j)(l)	Energy: Oil & Gas			4,359,535	—	—
Total Common Stock					19,685,846	12,338,488
Limited Partnership/Limited Liability Company Interests—29.13%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(v)	Finance			96,333,333	96,333,333	91,516,666
ETX Energy, LLC(c)(m)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(g)(k)(v)	Finance			10,000,000	10,000,000	7,324,557
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	—
MBS Parent, LLC(c)(f)(o)	Services: Business			546	500,000	304,865
SVP-Singer Holdings LP(c)(j)	Consumer Goods: Durable			1,416,279	5,030,156	—
USWS Holdings, LLC(c)(f)(j)(l)	Energy: Oil & Gas			4,359,535	44,914,918	25,544,031
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	17,164,835
Westward Dough Holdings, LLC, Class D(c)(m)	Beverage, Food, & Tobacco			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					170,604,094	141,854,954

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

(l)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of USWS Holdings, LLC and thus a non-controlled, affiliated investment.

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

(v)

Position or associated portfolio company thereof has an unfunded loan commitment as of December 31, 2018 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(w)	All-in rate includes default interest.
(x)

This investment is deemed significant under Regulation S-X Rule 3-09. Gordon Brothers Finance Company commenced operations on October 31, 2014. The separate audited financial statements of Gordon Brothers Finance Company at December 31, 2018 and 2017 and for the years then ended were filed as Exhibit 21.1 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 6, 2019.

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
USWS Holdings, LLC:
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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 6, 2019.

The interim financial information at March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Investments for which market quotations are readily available are generally valued using the last available bid price or current market quotations provided by an independent pricing service or one or more broker-dealers or market makers, unless they are deemed not to represent fair value.  Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors.

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

On December 31, 2018, the Company had net capital loss carryforward of $193,208,013 which can be used to offset future capital gains and is not subject to expiration.

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

3. Agreements and Related Party Transactions

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC (“BlackRock Advisors”) to permit BlackRock Advisors to serve as the Company’s investment adviser (the “BlackRock Advisors Management Agreement”) following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor,” “BKCA” or “52nd Street”), to BlackRock Advisors (the “Transaction”). BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”). The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous management agreement.” The BlackRock Advisors Management Agreement had the same management and incentive fee terms as the previous agreement until March 6, 2017 and thereafter had different management and incentive fees terms as compared to the previous management agreement. For base management fee and incentive management fee terms prior to March 6, 2017, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 6, 2019.

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

The Current Management Agreement will be in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of the Current Management Agreement in October 2018.

Base Management Fee

Under the Management Agreement, the investment advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, the Advisor receives a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter, and prorated for any period of less than a quarter.

For the three months ended March 31, 2019 and March 31, 2018, the Company incurred $2,923,149 and $3,312,369, respectively, in base management fees under the respective investment management agreement.

Incentive Management Fee

(i)Quarterly Incentive Fee Based on Income

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

The payment of any such Incentive Fee based on income otherwise earned by our investment advisor will be deferred if, for the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the Annualized Rate of Return is less than 7.0% of net assets attributable to common stock at the beginning of such four quarter period as adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such four full calendar quarter period, with any deferred Incentive Fees to be carried over for payment in subsequent quarterly calculation periods to the extent such payment can then be made in accordance with the investment management agreement. For the three ended March 31, 2019 and March 31, 2018, the Company incurred $2,280,836 and $1,735,195, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months, which was subsequently extended to June 30, 2019. BCIA has agreed to honor such waiver. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income was $2,280,836 and $1,735,195, for the three ended March 31, 2019 and March 31, 2018, respectively, resulting in no net Incentive Fees based on income incurred by the Company.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement at March 31, 2019 and December 31, 2018, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at March 31, 2019 and December 31, 2018.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three months ended March 31, 2019 and 2018 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2019 and 2018, the Company incurred $87,500 and $87,500, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three months ended March 31, 2019 and 2018 were zero, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2019 and 2018, the Company incurred $363,305 and $553,764, respectively, for such administrative services expenses.

Advisor Stock Transactions

At March 31, 2019 and December 31, 2018, BCIA did not own any shares of the Company. Other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$17,968,702	$(915,717)
Weighted average shares outstanding – basic	68,837,612	72,991,828
Earnings (Loss) per share – basic:	$0.26	$(0.01)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$17,968,702	$(915,717)
Adjustments for interest on unsecured convertible senior notes(1)	2,234,495	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$20,203,197	$(915,717)
Weighted average shares outstanding – diluted(1)	85,831,349	72,991,828
Earnings (Loss) per share – diluted:	$0.24	$(0.01)

(1)

Due to a net decrease in net assets from operations for the three months ended March 31, 2018, no incremental shares were included because the effect would be antidilutive. For the same period, diluted average shares outstanding of 89,985,565 were used for diluted net investment income per share calculation.

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2019 and 2018 totaled $58,011,183 and $144,559,508, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended March 31, 2019 and 2018 totaled $55,679,170 and $17,187,184, respectively.

At March 31, 2019, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$25,064,873	$23,663,248
Unsecured debt	116,579,199	116,579,198
Subordinated debt	40,000,000	40,000,000
Senior secured loans:
First lien	196,606,089	169,937,146
Second/other priority lien	130,739,809	124,328,225
Total senior secured loans	327,345,898	294,265,371
Preferred stock	56,735,473	46,459,259
Common stock	18,317,366	11,532,456
Limited partnership/limited liability company interests	170,604,094	147,774,197
Equity warrants/options	794,994	100,544
Total investments	$755,441,897	$680,374,273

At December 31, 2018, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$25,053,397	$23,630,813
Unsecured debt	118,807,277	118,807,277
Subordinated debt	40,000,000	40,000,000
Senior secured loans:
First lien	184,191,179	158,945,078
Second/other priority lien	138,006,527	130,926,306
Total senior secured loans	322,197,706	289,871,384
Preferred stock	56,051,729	45,150,030
Common stock	19,685,846	12,338,488
Limited partnership/limited liability company interests	170,604,094	141,854,954
Equity warrants/options	694,450	—
Total investments	$753,094,499	$671,652,946

Industry Composition

The industry composition of the portfolio at fair value at March 31, 2019 and December 31, 2018 was as follows:

Industry	March 31, 2019	December 31, 2018
Finance	43.2%	43.8%
Chemicals, Plastics, & Rubber	14.9	15.4
Healthcare & Pharmaceuticals	7.3	6.8
Services: Business	7.0	6.5
Retail	7.0	6.8
Transportation: Cargo	5.2	5.4
Energy: Oil & Gas	4.9	4.1
Services: Consumer	3.3	3.2
Containers, Packaging, & Glass	3.0	3.8
Insurance	1.4	1.3
Aerospace & Defense	1.2	1.2
Capital Equipment	0.9	0.9
Metals & Mining	0.7	0.8
Total	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2019 was United States 96.9%, and Canada 3.1%, and at December 31, 2018 was United States 97.6%, and Canada 2.4%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $133.3 million of equity to Senior Loan Partners, with the Company providing $113.3 million and Windward providing $20.0 million. As of March 31, 2019, Senior Loan Partners had called and received $113.3 million of combined equity capital, of which the Company funded $96.3 million and Windward funded $17.0 million. As a result, remaining commitments from the Company and Windward as of March 31, 2019 were $17.0 million and $3.0 million, respectively. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

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

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2023. Senior Loan Funding II, as applicable, has made certain customary representations and warranties, and is required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Funding II was not in default with any covenants or requirements thereunder as of March 31, 2019.

As of March 31, 2019, $251.3 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $18.7 million. The average outstanding debt balance during the three months ended March 31, 2019 was $247.5 million, and the maximum amount borrowed during the same three-month period was $251.3 million under the New Senior Facility. During the three months ended March 31, 2019, $3.0 million of interest expense and other debt related expenses were incurred.

As of March 31, 2019, Senior Loan Partners had total investments at fair value of $349.9 million, comprised of senior secured first lien loans, delayed draw term loans and undrawn revolving loans to a total of 28 borrowers. As of March 31, 2019, none of these loans were on non-accrual status. Purchase of investments for the three months ended March 31, 2019 was $11.9 million. Proceeds from investment sales, prepayments or exits for the three months ended March 31, 2019 were $1.1 million. Additionally, Senior Loan Partners had unfunded commitments to nine borrowers totaling $15.2 million. The aggregate fair value of the unfunded commitments at March 31, 2019 was $15.1 million. The weighted average yield of the portfolio at its current cost basis as of March 31, 2019 and December 31, 2018 was 7.44% and 7.49%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of March 31, 2019:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	6.50% (L + 400)	10/11/25	$12,000,000	$11,971,641	$11,895,000
AP Exhaust Acquisition, LLC, First Lien Term Loan	Automotive	7.69% (L + 500, 1.00% Floor)	5/10/24	13,509,375	13,313,148	12,158,438
AP Plastics Group, LLC, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.74% (L + 525, 1.00% Floor)	8/1/22	10,310,417	10,257,184	10,207,312
BARBRI, Inc., First Lien Term Loan	Services: Consumer	6.74% (L + 425, 1.00% Floor)	12/1/23	11,148,649	11,106,271	11,092,905
Community Care Health Network, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	7.25% (L + 475, 1.00% Floor)	2/16/25	9,925,000	9,904,063	9,825,750
Crown Paper Group Inc., First Lien Term Loan	Containers, Packaging, & Glass	7.25% (L + 475, 1.00% Floor)	4/3/24	20,021,968	19,848,399	19,821,748
Digital Room, LLC, First Lien Term Loan	Media: Advertising, Printing & Publishing	7.50% (L + 500, 1.00% Floor)	12/29/23	23,348,718	23,150,037	23,173,602
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging, & Glass	7.25% (L + 475, 1.00% Floor)	8/26/22	10,332,279	10,269,430	10,228,956
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.75% (L + 425, 1.00% Floor)	9/8/24	14,824,875	14,805,092	14,676,626
ENC Holding Corporation, First Lien Term Loan	Transportation: Cargo	6.62% (L + 400, 1.00% Floor)	5/30/25	9,929,286	9,908,602	9,767,935
Entertainment Partners, LLC, First Lien Term Loan	Media: Diversified & Production	8.45% (L + 575, 1.00% Floor)	5/8/23	11,298,750	11,298,750	11,298,750
F.M.I. Intermediate Holdings, LLC	Aerospace & Defense	6.95% (L + 425)	10/9/25	8,892,000	8,867,299	8,402,940
Golden West Packaging Group, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.75% (L + 525, 1.00% Floor)	6/20/23	18,062,123	17,994,598	17,881,501
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food and Beverage	6.25% (L + 375, 1.00% Floor)	8/22/25	14,925,000	14,856,440	14,813,063

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Services: Business	7.60% (L + 500, 1.00% Floor)	3/10/24	$1,773,938	$1,767,496	$1,773,938
MHE Intermediate Holdings LLC, First Lien Term Loan	Services: Business	7.60% (L + 500, 1.00% Floor)	3/10/24	10,193,452	10,120,197	10,193,453
MSHC, Inc. (Service Logic), Delayed Draw Term Loan	Services: Business	6.85% (L + 425, 1.00% Floor)	7/31/23	2,133,889	2,133,889	2,128,555
MSHC, Inc. (Service Logic), First Lien Term Loan	Services: Business	6.85% (L + 425, 1.00% Floor)	7/31/23	19,636,910	19,560,151	19,587,817
National Spine and Pain Centers, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	7.00% (L + 450, 1.00% Floor)	6/2/24	9,825,000	9,788,668	9,628,500
New Era Technology, Inc., First Lien Term Loan	Services: Business	9.13% (L + 650, 1.00% Floor)	6/22/23	8,938,229	8,787,229	8,848,846
NGS US FINCO, LLC, First Lien Term Loan	Utilities: Oil & Gas	6.75% (L + 425, 1.00% Floor)	10/1/25	9,975,000	9,928,634	9,950,063
NSM Sub Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	6.84% (L + 400, 1.00% Floor)	10/3/22	2,148,165	2,148,165	2,148,165
NSM Sub Holdings Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	6.60% (L + 400, 1.00% Floor)	10/3/22	14,852,432	14,764,435	14,852,432
On Location Events, LLC, First Lien Term Loan	Hotel, Gaming, & Leisure	8.10% (L + 550, 1.00% Floor)	9/29/21	19,744,582	19,580,639	19,547,136
Premise Health Holding Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	6.35% (L + 375)	7/10/25	7,199,721	7,166,804	7,163,722
Pretium Packaging, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.60% (L + 500, 1.00% Floor)	11/14/23	14,850,001	14,753,397	14,701,501
Protective Industrial Products, Inc., First Lien Term Loan	Services: Business	7.00% (L + 450, 1.00% Floor)	1/31/24	13,391,305	13,315,861	13,257,392
PVHC Holding Corp., First Lien Term Loan	Containers, Packaging, & Glass	7.36% (L + 475, 1.00% Floor)	8/3/24	10,576,850	10,529,184	10,259,545
Q Holding Company, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.50% (L + 500, 1.00% Floor)	12/18/21	9,745,547	9,692,578	9,709,001
Research Now Group, LLC, First Lien Term Loan	Services: Business	7.99% (L + 550, 1.00% Floor)	12/20/24	3,059,685	3,015,709	3,036,737
TLE Holdings, LLC, First Lien Term Loan	Services: Consumer	8.00% (L + 550, 1.00% Floor)	6/28/24	7,940,765	7,867,883	7,861,357

Total					$352,471,873	$349,892,686

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 92.2% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2019 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:

Selected Balance Sheet Information

	March 31, 2019	December 31, 2018
Investments, at fair value (cost of $352,471,873 and $341,501,170)	$349,892,686	$339,983,604
Cash and cash equivalents	13,008,694	14,340,425
Other assets	3,572,979	3,725,941
Total assets	$366,474,359	$358,049,970
Debt	251,254,560	245,549,646
Distribution payable	3,837,308	260,047
Interest and credit facility fees payable	991,147	933,856
Other accrued expenses and payables	658,733	524,304
Total liabilities	$256,741,748	$247,267,853
Members’ equity	109,732,611	110,782,117
Total liabilities and members’ equity	$366,474,359	$358,049,970

Selected Statement of Operations Information

	Three months ended March 31, 2019	Three months ended March 31, 2018
Total Investment income	$6,853,745	$4,095,104
Interest and credit facility fees	3,010,493	1,688,121
Other fees and expenses	253,880	443,792
Total expenses	$3,264,373	$2,131,913
Net realized and unrealized appreciation (depreciation)	(1,061,619)	89,379
Net increase in members' capital	$2,527,753	$2,052,570

For the three months ended March 31, 2019 and 2018, the Company’s share of net estimated taxable income from Senior Loan Partners was $3.0 million and $1.9 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, $3.3 million and $0.2 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2019 and December 31, 2018.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest.

The aggregate fair value of warrants and options as of March 31, 2019 and December 31, 2018 represents 0.02% and zero of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2019 and December 31, 2018 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage was 328% and 354%, respectively.

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

On September 27, 2017, the Company purchased $59,959,000 in aggregate principal amount of its existing $115,000,000 Convertible Notes pursuant to a cash tender offer. On February 15, 2018, the remaining Convertible Notes of $55,041,000 matured and the Company paid the principal and interest in cash.

The Company’s outstanding debt as of March 31, 2019 and December 31, 2018 was as follows:

	As of
	March 31, 2019					December 31, 2018
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$400,000,000	(2)	$71,000,000	$71,000,000		$400,000,000	(2)	$49,000,000	$49,000,000
2022 Convertible Notes	143,750,000		143,750,000	137,835,348	(3)	143,750,000		143,750,000	137,397,728	(4)
	$543,750,000		$214,750,000	$208,835,348		$543,750,000		$192,750,000	$186,397,728

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,917,256 and $2,997,396, respectively, as of March 31, 2019.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,124,307 and $3,227,965, respectively, as of December 31, 2018.

At March 31, 2019, the Company had $71,000,000 drawn on the Credit Facility as compared to $49,000,000 at December 31, 2018. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $329,000,000 at March 31, 2019 and $351,000,000 at December 31, 2018. The Company’s average outstanding debt balance during the three months ended March 31, 2019 and 2018 was $193,663,413 and $221,037,561, respectively. The maximum amounts borrowed during the three months ended March 31, 2019 and 2018 were $208,835,348 and $314,025,449, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three months ended March 31, 2019 and 2018 was 6.42% and 6.15%, respectively, exclusive of commitment fees of $326,115 and $355,177, respectively. Amortization of $395,235 and $441,630 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At March 31, 2019, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On April 30, 2018, the Company’s Board of Directors authorized an additional 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased. Any amount of shares authorized for repurchase by the Board of Directors on April 30, 2018 that remains unpurchased after June 30, 2019 will no longer be authorized for repurchase. On October 30, 2018, the Company’s Board of Directors authorized an additional 3,000,000 shares for repurchase until the earlier of October 28, 2019, or such that all of the authorized shares have been repurchased. On the same date, the Company’s Board of Directors extended the authorization period of the 1,218,577 shares which remained unpurchased from their April 30, 2018 authorization from June 30, 2019 to October 28, 2019, bringing the total authorized shares to 4,218,577. As of March 31, 2019, 3,320,309 shares remained authorized for repurchase.

During the three months ended March 31, 2019 and 2018, the Company purchased a total of 85,543 and 799,803 shares of its common stock on the open market for $469,227 and $4,785,155, respectively, including brokerage commissions. Since inception of the original repurchase plan through March 31, 2019, the Company has purchased 9,025,032 shares of its common stock on the open market for $62,669,255, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the three months ended March 31, 2019 and 2018, declared distributions to common stockholders were $12,390,525 and $13,150,684, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2). For the three months ended March 31, 2019 and 2018, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $1,002,900 (through purchase of shares in the open market) and $816,549 (through issuance of new shares), respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2019 and December 31, 2018. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2019 and December 31, 2018, the Company was obligated to existing portfolio companies for unfunded commitments of $38.6 million and $39.6 million, respectively. Of the $38.6 million total unfunded commitments at March 31, 2019, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at March 31, 2019 and December 31, 2018 was $37.5 million and $38.2 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. The fair value of the Company’s Credit Facility and 2022 Convertible Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility and 2022 Convertible Notes would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$71,000,000	$66,385,000	$49,000,000	$45,815,000
2022 Convertible Notes	137,835,348	142,851,563	137,397,728	140,515,625
Total	$208,835,348	$209,236,563	$186,397,728	$186,330,625

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at March 31, 2019 and December 31, 2018 in determining such fair values:

		Fair Value Inputs at March 31, 2019
	Fair Value at March 31, 2019	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,663,248	$—	$—	$23,663,248
Unsecured debt	116,579,198	—	—	116,579,198
Subordinated debt	40,000,000	—	—	40,000,000
Senior secured loans	294,265,371	—	29,362,500	264,902,871
Preferred stock	46,459,259	—	—	46,459,259
Common stock	11,532,456	920,908	—	10,611,548
Limited partnership/limited liability company interests	147,774,197	—	—	147,774,197
Equity warrants/options	100,544	—	—	100,544
Total investments	680,374,273	920,908	29,362,500	650,090,865
Cash and cash equivalents	27,107,015	27,107,015	—	—
Total	$707,481,288	$28,027,923	$29,362,500	$650,090,865

		Fair Value Inputs at December 31, 2018
	Fair Value at December 31, 2018	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,630,813	$—	$—	$23,630,813
Unsecured debt	118,807,277	—	—	118,807,277
Subordinated debt	40,000,000	—	—	40,000,000
Senior secured loans	289,871,384	—	—	289,871,384
Preferred stock	45,150,030	—	—	45,150,030
Common stock	12,338,488	1,726,940	—	10,611,548
Limited partnership/limited liability company interests	141,854,954	—	—	141,854,954
Equity warrants/options	—	—	—	—
Total investments	671,652,946	1,726,940	—	669,926,006
Cash and cash equivalents	13,497,320	13,497,320	—	—
Total	$685,150,266	$15,224,260	$—	$669,926,006

The valuation techniques used at March 31, 2019 and December 31, 2018 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the three months ended March 31, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2018	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2019
Senior secured notes	$23,630,813	$11,476	$—	$20,959	$—	$—	$—	$23,663,248
Unsecured debt	118,807,277	—	—	—	23,891,179	(26,119,258)	—	116,579,198
Subordinated debt	40,000,000	—	—	—	—	—	—	40,000,000
Senior secured loans	289,871,384	119,418	—	(148,416)	33,335,715	(28,312,730)	(29,962,500)	264,902,871
Preferred stock	45,150,030	—	—	625,484	683,745	—	—	46,459,259
Common stock	10,611,548	—	13,598	—	—	(13,598)	—	10,611,548
Limited partnership/LLC Interest	141,854,954	—	—	5,919,243	—	—	—	147,774,197
Equity warrants/options	—	—	—	—	100,544	—	—	100,544
Total investments	$669,926,006	$130,894	$13,598	$6,417,270	$58,011,183	$(54,445,586)	$(29,962,500)	$650,090,865

The following is a reconciliation for the three months ended March 31, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2018
Senior secured notes	$23,250,661	$48,110	$—	$226,103	$—	$—	$—	$23,524,874
Unsecured debt	95,266,709	—	(50,527,163)	50,527,162	21,440,862	(9,106,748)	—	107,600,822
Subordinated debt	29,600,000	—	—	—	4,160,000	—	—	33,760,000
Senior secured loans	404,219,616	77,876	(26,117,432)	24,814,883	104,115,624	(15,941,026)	—	491,169,541
Preferred stock	59,622,456	—	—	(3,500,847)	11,368,245	—	—	67,489,854
Common stock	16,206,829	—	(1,000)	(3,033,820)	—	(173,911)	—	12,998,098
Limited partnership/ LLC Interest	129,774,536	—	—	(4,763,845)	8,505,366	—	—	133,516,057
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$757,940,807	$125,986	$(76,645,595)	$64,269,636	$149,590,097	$(25,221,685)	$—	$870,059,246

There were transfers between Levels of $29,962,500 and zero during the three months ended March 31, 2019 and 2018, respectively. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s consolidated statements of operations.

Net change in unrealized appreciation (depreciation) for the three months ended March 31, 2019 and 2018 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $6,676,937 and $(12,237,764), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2019 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	8.47x	9.47x	8.97x
Unsecured debt	6.75x	7.25x	7.00x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	7.43x	8.43x	7.93x
Preferred stock	8.50x	9.50x	9.00x
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	7.47x	8.47x	7.97x
Equity warrants/options	n/a	n/a	n/a
Market Yields:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	11.64%	12.71%	12.13%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.04x	1.14x	1.09x
Subordinated debt	0.90x	1.00x	0.95x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.03x	1.15x	1.09x
Common stock	1.04x	1.14x	1.09x
Limited partnerships/LLC interest	0.90x	1.00x	0.95x
Equity warrants/options	n/a	n/a	n/a
Net Asset Value:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	0.90x	1.10x	1.00x
Equity warrants/options	n/a	n/a	n/a
Liquidity Discount:
Limited partnerships/LLC interest	4.18%	9.87%	7.03%
Indicative bid/ask quotes
Senior secured loans	1	1	1

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Per Share Data:
Net asset value, beginning of period	$7.07	$7.83
Net investment income	0.17	0.16
Net realized and unrealized gain (loss)	0.09	(0.17)
Total from investment operations	0.26	(0.01)
Distributions to stockholders from net investment income	(0.18)	(0.18)
Purchases of treasury stock at prices below net asset value	—	0.01
Net increase (decrease) in net assets	0.08	(0.18)
Net asset value, end of period	$7.15	$7.65
Market price, end of period	$5.99	$6.03
Total return(1)	16.60%	(0.28)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	3.76%	3.94%
Ratio of interest and other debt related expenses to average net assets(2)	2.82%	2.66%
Ratio of total expenses to average net assets(2)(3)	6.58%	6.60%
Ratio of net investment income to average net assets(2)	9.48%	8.33%
Net assets, end of period	$492,129,104	$553,064,925
Average debt outstanding	$193,663,413	$221,037,561
Weighted average shares outstanding	68,837,612	72,991,828
Average debt per share(4)	$2.81	$3.03
Portfolio turnover	8%	2%
Yield on total portfolio at cost	9.73%	10.24%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waiver approved by the Company’s Board of Directors for the three months ended March 31, 2019 and 2018 (see Note 3 for more detail).  Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 5.66% and 5.18% for the three-month periods ended March 31, 2019, and March 31, 2018, respectively.  The ratio of total expenses to average net assets would be 8.48% and 7.84% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On April 30, 2019, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on July 9, 2019 to stockholders of record at the close of business on June 18, 2019.

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

Financial and operating highlights

At March 31, 2019:

Investment portfolio, at fair value: $680.4 million

Net assets: $492.1 million

Indebtedness, excluding deferred financing costs: $211.8 million

Net asset value per share: $7.15

Portfolio Activity for the Three Months Ended March 31, 2019:

Cost of investments during period, including PIK: $58.0 million

Sales, repayments and other exits during period: $55.7 million

Number of portfolio companies at end of period: 28

Operating Results for the Three Months Ended March 31, 2019:

Net investment income per share: $0.17

Distributions declared per share: $0.18

Basic earnings/(loss) per share: $0.26

Net investment income: $11.4 million

Net realized and unrealized gain/(loss): $6.6 million

Net increase/(decrease) in net assets from operations: $18.0 million

Net investment income per share, as adjusted1: $0.17

Basic earnings per share, as adjusted1: $0.26

Net investment income, as adjusted1: $11.4 million

Net increase in net assets from operations, as adjusted1: $18.0 million

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

Portfolio and investment activity

We invested approximately $58.0 million during the three months ended March 31, 2019. The new investments consisted of senior secured loans secured by first lien ($12.7 million, or 21.9%), senior secured loans secured by second lien ($20.6 million, or 35.5%), unsecured or subordinated debt securities ($23.9 million, or 41.2%), and equity securities ($0.8 million, or 1.4%). Additionally, we received proceeds from sales/repayments and other exits of approximately $55.7 million during the three months ended March 31, 2019.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At March 31, 2019, our portfolio of $680.4 million (at fair value) consisted of 28 portfolio companies and was invested 44% in senior secured loans, 23% in unsecured or subordinated debt securities, 30% in equity investments, and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $32.5 million at March 31, 2019. Our largest portfolio company investment at fair value was approximately $108.5 million and our five largest portfolio company investments at fair value comprised approximately 45% of our portfolio at March 31, 2019. At December 31, 2018, our portfolio of $671.7 million (at fair value) consisted of 27 portfolio companies and was invested 43% in senior secured loans, 23% in unsecured or subordinated debt securities, 30% in equity investments and 4% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $34.1 million at December 31, 2018. Our largest portfolio company investment by value was approximately $110.7 million and our five largest portfolio company investments by value comprised approximately 46% of our portfolio at December 31, 2018.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At March 31, 2019, our top three industry concentrations at fair value consisted of Finance (43.2%), Chemicals, Plastics, & Rubber (14.9%) and Healthcare & Pharmaceuticals (7.3%). At December 31, 2018, our top three industry concentrations at fair value consisted of Finance (43.8%), Chemicals, Plastics, & Rubber (15.4%) and Retail (6.8%) (see Note 5 to the consolidated financial statements).

The weighted average yield of the debt and income producing equity securities in our portfolio at fair value was 11.7% at March 31, 2019 and 11.5% at December 31, 2018. The weighted average yields on our senior secured loans and other debt securities at fair value were 10.7% and 12.7%, respectively, at March 31, 2019, as compared to 11.0% and 12.7%, respectively, at December 31, 2018. The weighted average yield of the debt and income producing equity securities in our portfolio at their current cost basis was 11.3% at March 31, 2019 and 11.1% at December 31, 2018. The weighted average yields on our senior secured loans and other debt securities at their current cost basis were 10.0% and 12.6%, respectively, at March 31, 2019, as compared to 10.3% and 12.6%, respectively, at December 31, 2018. Yields include joint venture investment and exclude common equity investments, preferred equity investments with no stated dividend rate and cash and cash equivalents. Additionally, the weighted average yield of the total portfolio, at fair value and at amortized cost, was 10.6% and 9.7%, respectively, at March 31, 2019, as compared to 10.5% and 9.7%, respectively, at December 31, 2018.

For the three months ended March 31, 2019 and 2018, the total return based on net asset value was 4.1% and 0.7%, respectively. For the three months ended March 31, 2019 and 2018, the total return based on market price was 16.6% and (0.3)%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.49 at March 31, 2019 and 1.44 at December 31, 2018. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Grade 1	$456,088,668	$457,652,705
Grade 2	151,636,802	159,795,245
Grade 3	39,060,000	29,850,000
Grade 4	33,588,803	24,354,996
Not Rated	—	—
Total investments	$680,374,273	$671,652,946

Results of operations

Results comparisons for the three months ended March 31, 2019 and 2018.

Investment income

	Three months ended March 31, 2019	Three months ended March 31, 2018
Investment Income:
Interest and fees on senior secured loans	$8,910,440	$11,708,016
Interest and fees on other debt securities	5,959,044	4,895,408
Interest earned on short-term investments, cash equivalents	26,025	15,176
Dividends and fees on equity securities	4,419,132	4,217,838
Total investment income	$19,314,641	$20,836,438

Total investment income for the three months ended March 31, 2019 decreased $1.5 million, or 7.3%, as compared to the three months ended March 31, 2018. Excluding fee income and other income, total investment income decreased by approximately 6.2%, primarily attributable to a decrease of 10.0% in average investment portfolio for the quarter ended March 31, 2019, at amortized cost, as compared to the quarter ended March 31, 2018. The decrease in portfolio size is primarily due to dispositions after first quarter 2018 and in 2019, the impact of which was partially offset by a higher rate environment and higher dividend income in 2019.

Expenses

	Three months ended March 31, 2019	Three months ended March 31, 2018
Expenses:
Base management fees	$2,923,149	$3,312,369
Incentive management fees	2,280,836	1,735,195
Interest and credit facility fees	3,392,434	3,708,958
Professional fees	473,043	733,164
Administrative services	363,305	553,764
Director fees	193,000	187,000
Investment advisor expenses	87,500	87,500
Other	478,029	630,737
Total expenses, before incentive management fee waiver	10,191,296	10,948,687
Incentive management fee waiver	(2,280,836)	(1,735,195)
Expenses, net of incentive management fee waiver	$7,910,460	$9,213,492

Total expenses, net of incentive management fee waiver, decreased $1.3 million, or 14.1%, for the three months ended March 31, 2019 from comparable period in 2018, primarily due to the decrease in base management fees and interest and credit facility fees discussed below.

The decrease of $0.4 million, or 11.8%, in base management fees for the three months ended March 31, 2019 from comparable period in 2018 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits after first quarter 2018 and in 2019.

Interest and credit facility fees decreased $0.3 million, or 8.5%, for the three months ended March 31, 2019 over the respective quarter primarily due to the maturity of convertible notes in February 2018 (see Note 7 to the consolidated financial statements).

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through June 30, 2019 (see Note 3 to the consolidated financial statements). For the three months ended March 31, 2019 and 2018, there was no incentive management fees based on gains incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative (see Note 3 to the consolidated financial statements). It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $11.4 million and $11.6 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of $0.2 million over the comparable quarter was due to the $1.5 million decline in total investment income, partially offset by decrease of $1.3 million in expenses.

Net realized gain or loss

Net realized gain for the three months ended March 31, 2019 was $56,263, primarily due to an escrow gain relating to MBS Group Holdings Inc., partially offset by realized losses from the sale of U.S. Well Services, Inc., Class A common stock. Net realized loss for the three months ended March 31, 2018 was $(76.6) million, as a result of restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd. Substantially all of these realized losses were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2019 and 2018, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $6.5 million and $64.1 million, respectively. The decrease in net unrealized depreciation for the three months ended March 31, 2019 was primarily due to $6.8 million appreciation in our equity investment in USWS Holdings, LLC. The decrease in net unrealized depreciation for the three months ended March 31, 2018 was primarily due to i) reversal of previously recognized depreciation of $76.3 million after the restructurings or write-off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd., offset partially by ii) $12.2 million net decrease in valuation of certain portfolio companies.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended March 31, 2019 and 2018 was $18.0 million and $(0.9) million, respectively. As compared to the prior period, the increase is reflective of a decrease in net investment income of $(0.2) million period-over-period, as well as a net realized and unrealized gain of $6.6 million for the current period, as compared to $(12.5) million of net realized and unrealized loss for the three months ended March 31, 2018.

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

Until March 6, 2017, we recorded our liability for Incentive Fees based on income as we become legally obligated to pay them, based on a hypothetical liquidation at the end of each reporting period. Our obligation to pay Incentive Fees with respect to any fiscal quarter until March 6, 2017 was based on a formula that reflects our results over a trailing four-fiscal quarter period ending with the pro-rated period until March 6, 2017. We are legally obligated to pay the amount resulting from the formula less any cash payments of Incentive Fees during the prior three quarters. The formula’s requirement to reduce the Incentive Fees by amounts paid with respect to Incentive Fees in the prior three quarters has caused our Incentive Fees expense to become generally concentrated in the fourth quarter of each year. Management believes that reflecting Incentive Fees throughout the year, as the related investment income is earned on a quarterly basis, is an effective measure of our profitability and financial performance that facilitates comparison of current results with historical results and with those of our peers. Our “as adjusted” results reflect Incentive Fees based on the formula we utilized for each trailing four-fiscal quarter period until March 6, 2017, with the formula applied to each quarter’s incremental earnings and without any reduction for Incentive Fees paid during the prior three quarters. The resulting amount represents an upper limit of each quarter’s incremental Incentive Fees that we may become legally obligated to pay at the end of the year. Prior year amounts are estimated in the same manner. These estimates represent upper limits because, in any calendar year, subsequent quarters’ investment underperformance could reduce the Incentive Fees payable with respect to prior quarters’ operating results. After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements for a more detailed description of the Company’s incentive management fee. In addition, on March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018, which was subsequently extended to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA has agreed to honor such waiver.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
GAAP Basis:
Net Investment Income	$11,404,181	$11,622,946
Net Investment Income per share	0.17	0.16
Addback: GAAP incentive management fee expense based on Gains	—	—
Addback: GAAP incentive management fee expense based on Income	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$11,404,181	$11,622,946
Net Investment Income per share	0.17	0.16
Less: Incremental incentive management fee expense based on Income	—	—
As Adjusted[2]:
Net Investment Income	$11,404,181	$11,622,946
Net Investment Income per share	0.17	0.16

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

Financial condition, liquidity and capital resources

During the three months ended March 31, 2019, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the three months ended March 31, 2019 was $4.6 million. Our primary sources of cash from operating activities during the period primarily consisted of net proceeds from sales and repayments of $55.7 million. Our primary uses of cash from operating activities during the period consisted of purchases of investments of $(57.8) million, which excludes PIK.

Net cash provided by financing activities during the three months ended March 31, 2019 was $9.0 million. Our sources of cash from financing activities consisted of $22.0 million in borrowings under the Credit Facility, net of debt repayments. Our uses of cash consisted of cash distributions paid of $(12.6) million and purchases of treasury stock of $(0.5) million.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2019 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$71.0	$—	$—	$71.0	$—
2022 Convertible Notes	143.8	—	—	143.8	—
Interest and Credit Facility Fees Payable	2.6	2.6	—	—	—

(1)	At March 31, 2019, $329.0 million remained undrawn under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2019 and December 31, 2018. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2019 and December 31, 2018, the Company was obligated to existing portfolio companies for unfunded commitments of $38.6 million and $39.6 million, respectively. Of the $38.6 million total unfunded commitments at March 31, 2019, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.21	December 19, 2016	January 3, 2017
$0.18	March 20, 2017	April 3, 2017
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2018 and 2017.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.18 dividend paid on April 8, 2019, the Company estimates that $0.166352 was from net investment income and $0.013648 was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. For the three months ended March 31, 2019 and 2018, distributions reinvested pursuant to our dividend reinvestment plan were $1,002,900 (through purchase of shares in the open market), and $816,549 (through issuance of new shares), respectively.

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

Recent developments

On April 30, 2019, the Company’s Board of Directors declared a distribution of $0.18 per share, payable on July 9, 2019 to stockholders of record at the close of business on June 18, 2019.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2019, 70% of our debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 91% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of March 31, 2019, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$10.6	$0.15
Up 300 basis points	$8.0	$0.12
Up 200 basis points	$5.3	$0.08
Up 100 basis points	$2.7	$0.04
Down 100 basis points	$(2.7)	$(0.04)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three months ended March 31, 2019 and 2018, we did not engage in any interest rate hedging activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended March 31, 2019:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	$5.49	85,543	85,543	3,320,309
February 2019	—	—	—	3,320,309
March 2019	—	—	—	3,320,309
	$5.49	$85,543	$85,543

(1)	The average price paid per share includes $0.03 commission fee per share.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: May 01, 2019	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: May 01, 2019	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer