Form 10-Q
period 2019-06-30
BlackRock Capital Investment Corp
filed 2019-07-31
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	BKCC	NASDAQ Global Select Market

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at July 31, 2019 was 68,836,255.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $291,628,582 and $233,331,450)	$279,667,545	$200,569,644
Non-controlled, affiliated investments (cost of $117,964,642 and $130,892,674)	89,912,255	111,727,234
Controlled investments (cost of $382,384,388 and $388,870,375)	349,089,683	359,356,068
Total investments at fair value (cost of $791,977,612 and $753,094,499)	718,669,483	671,652,946
Cash and cash equivalents	21,909,209	13,497,320
Receivable for investments sold	585,968	1,691,077
Interest, dividend and fee receivable	13,044,751	4,084,001
Prepaid expenses and other assets	2,520,418	2,707,036
Total Assets	$756,729,829	$693,632,380
Liabilities
Debt (net of deferred financing costs of $2,764,265 and $3,227,965)	$252,675,530	$186,397,728
Interest and credit facility fees payable	963,610	722,841
Distributions payable	12,390,525	12,552,212
Base management fees payable	2,990,839	3,494,520
Payable for investments purchased	16,111,330	989,460
Accrued administrative services	337,634	376,507
Other accrued expenses and payables	2,111,204	2,078,958
Total Liabilities	287,580,672	206,612,226
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,861,287 issued and 68,836,255 and 68,921,798 outstanding	77,861	77,861
Paid-in capital in excess of par	853,248,794	853,248,794
Distributable earnings (losses)	(321,508,243)	(304,106,473)
Treasury stock at cost, 9,025,032 and 8,939,489 shares held	(62,669,255)	(62,200,028)
Total Net Assets	469,149,157	487,020,154
Total Liabilities and Net Assets	$756,729,829	$693,632,380
Net Asset Value Per Share	$6.82	$7.07

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$6,813,152	$8,180,538	$12,755,169	$15,324,565
PIK interest income	255,924	—	496,108	—
Fee income	437,339	283,501	912,746	748,707
Total investment income from non-controlled, non-affiliated investments	7,506,415	8,464,039	14,164,023	16,073,272
Non-controlled, affiliated investments:
Cash interest income	1,204,631	2,908,434	2,426,882	5,123,047
PIK interest income	14,401	—	14,401	690,960
PIK dividend income	—	191,126	220,480	380,152
Fee income	—	—	—	35,000
Total investment income from non-controlled, affiliated investments	1,219,032	3,099,560	2,661,763	6,229,159
Controlled investments:
Cash interest income	5,859,065	5,730,772	12,759,803	10,816,477
PIK interest income	960,266	516,747	960,266	1,283,213
Cash dividend income	4,103,165	3,490,425	8,294,868	6,617,286
PIK dividend income	—	—	—	731,516
Fee income	3,238	3,267	125,100	390,325
Total investment income from controlled investments	10,925,734	9,741,211	22,140,037	19,838,817
Other income	5,075	—	5,075	—
Total investment income	19,656,256	21,304,810	38,970,898	42,141,248
Expenses:
Base management fees	3,020,614	3,850,899	5,943,762	7,163,268
Incentive management fees	2,245,935	1,921,506	4,526,771	3,656,701
Interest and credit facility fees	3,761,328	3,989,257	7,153,762	7,698,215
Professional fees	495,474	618,756	968,517	1,351,920
Administrative services	337,634	417,214	700,939	970,978
Director fees	175,000	178,000	368,000	365,000
Investment advisor expenses	87,500	87,500	175,000	175,000
Other	549,031	625,480	1,027,059	1,256,217
Total expenses, before incentive management fee waiver	10,672,516	11,688,612	20,863,810	22,637,299
Incentive management fee waiver (See Note 3)	(2,245,935)	(1,921,506)	(4,526,771)	(3,656,701)
Expenses, net of incentive management fee waiver	8,426,581	9,767,106	16,337,039	18,980,598
Net Investment Income	11,229,675	11,537,704	22,633,859	23,160,650
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(23,721,329)	3,919,359	(23,395,840)	(46,596,597)
Non-controlled, affiliated investments	—	—	(269,226)	—
Controlled investments	—	3,000	—	(26,115,432)
Net realized gain (loss)	(23,721,329)	3,922,359	(23,665,066)	(72,712,029)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	23,828,458	(14,549,262)	21,144,405	29,141,255
Non-controlled, affiliated investments	(13,791,497)	13,734,096	(9,230,583)	15,156,671
Controlled investments	(8,277,465)	(8,511,872)	(3,780,398)	10,644,672
Foreign currency translation	142,737	(151,144)	277,067	(325,055)
Net change in unrealized appreciation (depreciation)	1,902,233	(9,478,182)	8,410,491	54,617,543
Net realized and unrealized gain (loss) before taxes	(21,819,096)	(5,555,823)	(15,254,575)	(18,094,486)
Deferred taxes (See Note 2)	—	(1,810,391)	—	(1,810,391)
Net realized and unrealized gain (loss) after taxes	(21,819,096)	(7,366,214)	(15,254,575)	(19,904,877)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(10,589,421)	$4,171,490	$7,379,284	$3,255,773
Net Investment Income Per Share—basic	$0.16	$0.16	$0.33	$0.32
Earnings (Loss) Per Share—basic	$(0.15)	$0.06	$0.11	$0.05
Average Shares Outstanding—basic	68,836,255	71,705,463	68,836,930	72,341,433
Net Investment Income Per Share—diluted	$0.16	$0.16	$0.32	$0.31
Earnings (Loss) Per Share—diluted	$(0.15)	$0.06	$0.11	$0.05
Average Shares Outstanding—diluted (See Note 4)	85,829,992	88,699,200	85,830,667	89,335,170
Distributions Declared Per Share	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Net Assets at Beginning of Period	$487,020,154	$571,099,932
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	11,404,181	11,622,946
Net realized gain (loss)	56,263	(76,634,388)
Net change in unrealized appreciation (depreciation)	6,508,258	64,095,725
Net increase (decrease) in net assets resulting from operations	17,968,702	(915,717)
Distributions to Stockholders from(1):
Net investment income	(12,390,525)	(13,150,684)
Capital Share Transactions:
Share issuance - distribution reinvestment	—	816,549
Purchases of treasury stock	(469,227)	(4,785,155)
Net increase (decrease) in net assets resulting from capital share transactions	(469,227)	(3,968,606)
Total Increase (Decrease) in Net Assets	5,108,950	(18,035,007)
Net Assets at March 31	$492,129,104	$553,064,925

Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	11,229,675	11,537,704
Net realized gain (loss)	(23,721,329)	3,922,359
Net change in unrealized appreciation (depreciation) before taxes	1,902,233	(9,478,182)
Deferred taxes	—	(1,810,391)
Net increase (decrease) in net assets resulting from operations	(10,589,421)	4,171,490
Distributions to Stockholders from(1):
Net investment income	(12,390,526)	(12,782,870)
Capital Share Transactions:
Purchases of treasury stock	—	(7,872,185)
Net increase (decrease) in net assets resulting from capital share transactions	—	(7,872,185)
Total Increase (Decrease) in Net Assets	(22,979,947)	(16,483,565)
Net Assets at June 30	$469,149,157	$536,581,360

Capital Share Activity:
Shares issued from reinvestment of distributions	—	137,523
Purchases of treasury stock	(85,543)	(2,068,487)
Net increase (decrease) in shares outstanding	(85,543)	(1,930,964)

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,379,284	$3,255,773
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(1,691,255)	(3,085,841)
Net amortization on investments	(531,425)	(652,624)
Amortization of debt issuance costs and discount	1,208,963	841,256
Net change in unrealized (appreciation) depreciation on investments	(8,133,424)	(54,942,598)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(277,067)	325,055
Deferred taxes	—	1,810,391
Net realized (gain) loss on investments	23,665,066	72,712,029
Changes in operating assets:
Purchase of investments	(161,660,813)	(202,110,500)
Proceeds from disposition of investments	101,233,744	169,310,189
Change in receivable for investments sold	1,473,772	(3,276,709)
Change in interest, dividend and fee receivable	(9,242,650)	178,770
Change in prepaid expenses and other assets	(144,541)	118,781
Changes in operating liabilities:
Change in payable for investments purchased	15,121,870	(479,297)
Change in interest and credit facility fees payable	240,769	(1,271,069)
Change in base management fees payable	(503,681)	116,244
Change in accrued administrative services	(38,873)	302,220
Change in other accrued expenses and payables	324,117	(354,591)
Net cash provided by (used in) operating activities	(31,576,144)	(17,202,521)
Financing Activities:
Distributions paid in cash	(24,942,740)	(25,487,059)
Proceeds from debt	148,000,000	219,061,233
Repayments of debt	(82,600,000)	(185,041,000)
Purchase of treasury stock	(469,227)	(12,657,340)
Net cash provided by financing activities	39,988,033	(4,124,166)
Net increase (decrease) in cash and cash equivalents	8,411,889	(21,326,687)
Cash and cash equivalents, beginning of period	13,497,320	29,014,645
Cash and cash equivalents, end of period	$21,909,209	$7,687,958
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$5,055,489	$6,741,999
Taxes	$44,841	$136,464
Share issuance — distribution reinvestment	$—	$816,549

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—5.08%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)(u)	Capital Equipment	19.59% (L + 1700, 1.00% Floor PIK)	10/4/23	$7,387,004	$2,181,306	$—
AGY Holding Corp., Second Lien(g)(j)	Chemicals, Plastics, & Rubber	11.00%	11/15/20	24,222,207	24,157,462	23,841,070
Total Senior Secured Notes					26,338,768	23,841,070
Unsecured Debt—23.15%
CB-HDT Holdings, Inc.(d)(j)(x)	Aerospace & Defense	12.00% PIK	12/15/19	8,600,375	8,600,375	8,600,375
Gordon Brothers Finance Company(g)(p)	Finance	13.43% (L + 1100, 1.00% Floor)	10/31/21	99,990,750	99,990,750	99,990,750
Total Unsecured Debt					108,591,125	108,591,125
Subordinated Debt—8.90%
First Boston Construction Holdings, LLC(d)(g)(k)(v)	Finance	12.00%	2/23/23	41,750,000	41,750,000	41,750,000
Total Subordinated Debt					41,750,000	41,750,000
Senior Secured Loans—75.93%(e)
Advanced Lighting Technologies, Inc., First Lien(f)	Capital Equipment	10.09% (L + 750, 1.00% Floor)	10/4/22	5,115,068	5,048,045	4,808,164
AGY Holding Corp., First Lien(g)	Chemicals, Plastics, & Rubber	12.00%	9/15/20	24,021,390	24,021,390	24,021,390
Aretec Group, Inc., Second Lien(s)	Finance	10.65% (L+825)	10/1/26	3,563,440	3,518,897	3,474,354
CareATC, Inc., First Lien	Healthcare & Pharmaceuticals	9.68% (L + 725, 1.00% Floor)	3/14/24	4,733,036	4,643,971	4,644,220
CareATC, Inc., Revolving Term Loan(v)(w)	Healthcare & Pharmaceuticals	9.68% (L + 725, 1.00% Floor)	3/14/24	—	(6,471)	(6,471)
Construction Supply Acquisition LLC, First Lien	Construction & Building	8.41% (L + 600, 1.00% Floor)	6/30/23	6,640,808	6,608,641	6,607,604
Diamondback Acquisition, Inc. et al, First Lien	High Tech Industries	10.72% (L + 809, 1.00% Floor)	6/14/21	11,838,563	11,619,851	11,736,640
Dude Solutions Holdings Inc., First Lien	High Tech Industries	9.40% (L + 700, 1.00% Floor)	6/14/25	9,345,183	9,136,440	9,136,440
Dude Solutions Holdings Inc., Revolving Term Loan(v)	High Tech Industries	9.40% (L + 700, 1.00% Floor)	6/14/25	341,302	314,075	314,075
ECI Macola/Max Holding, LLC, Second Lien(s)	High Tech Industries	10.33% (L + 800, 1.00% Floor)	9/29/25	5,125,000	5,065,844	5,041,718
FinancialForce.com, First Lien(v)	Services: Business	9.31% (L + 675)	2/1/24	7,500,000	7,316,177	7,570,000
GlobalTranz Enterprises LLC, Second Lien	Services: Business	10.64% (L + 825)	5/15/27	10,808,429	10,595,737	10,595,737
Kaseya Traverse Inc., First Lien(d)	High Tech Industries	8.94% (L + 550, 1.00% Floor Cash / 1.00% PIK)	5/3/25	7,982,338	7,827,121	7,827,121
Kaseya Traverse Inc., Delayed Draw Term Loan(d)(v)(w)	High Tech Industries	8.94% (L + 550, 1.00% Floor Cash / 1.00% PIK)	5/3/25	—	(9,350)	(9,350)
Kaseya Traverse Inc., Revolving Term Loan(d)(v)(w)	High Tech Industries	8.94% (L + 550, 1.00% Floor Cash / 1.00% PIK)	5/3/25	—	(13,091)	(13,091)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Kemmerer Operations, LLC, First Lien(d)(f)	Metals & Mining	15.00% PIK	6/21/23	$2,118,644	$2,118,644	$2,118,644
Kemmerer Operations, LLC, Delayed Draw Term Loan(d)(f)(v)	Metals & Mining	15.00% PIK	6/21/23	847,458	847,458	847,458
Live Auctioneers, LLC, First Lien	Services: Business	9.09% (L + 676, 1.00% Floor)	5/20/25	7,810,712	7,657,420	7,657,420
MBS OpCo LLC, First Lien	Services: Business	11.59% (L + 900, 1.00% Floor)	12/29/22	14,775,000	14,775,000	14,701,125
Midwest Physician Administrative Services, LLC, Second Lien(s)	Healthcare & Pharmaceuticals	9.40% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,884,877	14,625,000
NEP II, Inc., Second Lien(s)	Media: Broadcasting & Subscription	9.40% (L + 700)	10/19/26	3,350,000	3,325,043	3,299,750
NorthStar Financial Services Group, LLC et al, Second Lien	Services: Business	9.85% (L + 750, 0.75% Floor)	5/25/26	11,040,744	10,993,084	10,819,929
Outcomes Group Holdings, Inc., Second Lien(s)	Services: Business	10.02% (L + 750)	10/26/26	15,000,000	14,965,541	14,850,000
P&L Development, LLC, First Lien	Healthcare & Pharmaceuticals	9.83% (L + 750, 2.00% Floor)	6/28/24	9,884,547	9,637,433	9,637,433
Paragon Films, Inc., Second Lien	Containers, Packaging, & Glass	10.90% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,595,429	20,580,000
PharmaLogic Holdings Corp., Second Lien	Healthcare & Pharmaceuticals	10.40% (L + 800)	12/11/23	8,786,087	8,721,226	8,742,157
PharmaLogic Holdings Corp., Second Lien(h)(k)	Healthcare & Pharmaceuticals	10.40% (L + 800)	12/11/23	3,323,478	3,306,861	3,306,861
PharmaLogic Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	10.40% (L + 800)	12/11/23	2,690,435	2,677,345	2,676,983
Quartz Holding Company, Second Lien	Services: Business	10.44% (L + 800)	4/2/27	5,512,958	5,406,093	5,512,957
Red Apple Stores Inc., Second Lien(g)(h)(k)	Retail	10.00%	7/24/20	23,050,000	23,050,000	16,365,500
St. George Warehousing & Trucking Co. of California, Inc., First Lien	Transportation: Cargo	11.70% (L + 925, 1.00% Floor)	4/28/22	32,318,832	32,318,832	29,248,543
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan	Transportation: Cargo	11.70% (L + 925, 1.00% Floor)	4/28/22	6,624,285	6,624,285	5,994,978
Sur La Table, Inc., First Lien	Retail	11.43% (L + 900, 1.00% Floor)	7/31/22	21,000,000	21,000,000	21,000,000
Unanet, Inc., First Lien	High Tech Industries	8.69% (L + 625)	5/31/24	6,632,653	6,567,451	6,567,451
Unanet, Inc., Revolving Term Loan(v)(w)	High Tech Industries	8.69% (L + 625)	5/31/24	—	(8,025)	(8,025)
Vertellus Holdings LLC, First Lien(f)	Chemicals, Plastics, & Rubber	9.13% (L + 675, 1.00% Floor)	8/2/21	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(f)	Chemicals, Plastics, & Rubber	14.38% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,958,791
Zest Acquisition Corp., Second Lien	Healthcare & Pharmaceuticals	9.91% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,789,243	24,500,000
Total Senior Secured Loans					367,511,705	356,212,804

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Preferred Stock—9.22%
Advantage Insurance Inc.(d)(f)(j)(u)	Insurance	8.00% PIK		750,000	$11,397,599	$8,947,500
Gordon Brothers Finance Company(g)(p)	Finance	13.50%		34,285	34,284,750	34,284,750
KAGY Holding Company, Inc. (AGY Holding Corp.)(c)(d)(g)(u)	Chemicals, Plastics, & Rubber	20.00% PIK		22,960	11,053,124	—
Red Apple Stores Inc.(c)(g)(h)(k)	Retail			6,806,383	—	—
Total Preferred Stock					56,735,473	43,232,250
Common Stock—2.38%(c)
Advanced Lighting Technologies, Inc.(f)	Capital Equipment			149,717	—	—
Gordon Brothers Finance Company(g)(p)	Finance			10,612	10,611,548	10,611,548
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals, Plastics, & Rubber			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Retail			8,756,859	6,694,531	—
U.S. Well Services, Inc., Class A(f)(s)	Energy: Oil & Gas			115,402	1,154,024	556,238
U.S. Well Services, Inc., Class B(f)(j)(l)	Energy: Oil & Gas			4,359,535	—	—
Total Common Stock					18,460,103	11,167,786
Limited Partnership/Limited Liability Company Interests—28.51%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(s)(v)	Finance			96,333,333	96,333,333	92,744,093
ETX Energy, LLC(c)(m)	Energy: Oil & Gas			51,119	—	—
ETX Energy Management Company, LLC(c)	Energy: Oil & Gas			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)(v)	Finance			10,437,500	10,437,500	5,480,582
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	753,850
Marsico Holdings, LLC(c)(j)	Finance			91,445	1,848,077	—
MBS Parent, LLC(c)(o)	Services: Business			546	500,000	333,251
SVP-Singer Holdings LP(c)(j)	Consumer Goods: Durable			1,416,279	5,030,156	—
USWS Holdings, LLC(c)(f)(j)(l)	Energy: Oil & Gas			4,359,535	44,914,918	20,196,576
V Global Holdings LLC(c)(f)(n)	Chemicals, Plastics, & Rubber			12,087,912	11,977,610	14,263,736
Total Limited Partnership/Limited Liability Company Interests					171,795,444	133,772,088
Equity Warrants/Options—0.02%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Capital Equipment		expire 10/4/27	2,360	—	—
Facet Investment, Inc.	Healthcare & Pharmaceuticals		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Services: Business		expire 1/30/29	62,840	100,544	102,360
Marsico Parent Superholdco, LLC(j)	Finance		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					794,994	102,360
TOTAL INVESTMENTS—153.19%					$791,977,612	718,669,483
OTHER ASSETS & LIABILITIES (NET)—(53.19)%						(249,520,326)
NET ASSETS—100.0%						$469,149,157

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2019

(Unaudited)

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at June 30, 2019.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 87.8% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 78.7% of the fair value of such senior secured loans have floors of 0.75% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2019 of all contracts within the specified loan facility.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 32.9% of the Company’s net assets at June 30, 2019. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of June 30, 2019:

Investment	Acquisition Date
CB-HDT Holdings, Inc., Unsecured Debt	12/15/2016
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants	1/30/2019

(k)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2019, approximately 21.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

(l)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of USWS Holdings, LLC and Kemmerer Operations, LLC and thus non-controlled, affiliated investments.

(m)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of ETX Energy, LLC, and thus non-controlled, non-affiliated investments.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2019

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 is shown below:

($ in millions)	June 30, 2019	December 31, 2018
Total assets	$440.6	$559.3
Total liabilities	$421.4	$527.3
Total owners' equity	$19.2	$32.0

($ in millions)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Total revenue	$12.0	$17.7	$25.9	$32.3
Net change in owners’ equity resulting from operations	$(8.7)	$0.6	$(13.5)	$3.0
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(5.6)	$0.8	$(8.0)	$1.8
Provision for loan loss	$3.0	$0.5	$6.0	$0.8

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
(u)

The investment is on non-accrual status as of June 30, 2019 and therefore non-income producing.  At June 30, 2019, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 1.56% and 4.10%, respectively.

(v)

Position or associated portfolio company thereof has an unfunded loan commitment as of June 30, 2019 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(w)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(x)	Out of the $8,600,375 principal amount, $2,239,679 matures on March 6, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2019

(Unaudited)

							Six Months Ended June 30, 2019
Non-controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at June 30, 2019		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$671,375	$—	$—	$(671,375)	$—		$—	$—	$—	$—
Senior Secured Loan, First Lien	5,141,099	10,377	(26,030)	(317,282)	4,808,164		—	271,973	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	9,052,500	220,480	—	(325,480)	8,947,500		—	—	—	220,480
MBS OpCo LLC:
Senior Secured Loan, First Lien	14,701,500	—	(14,701,500)	—	—	†	—	—	—	—
MBS Parent, LLC:
Limited Liability Co. Interest	304,865	—	(304,865)	—	—	†	—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	—	847,458	—	—	847,458		—	4,115	—	—
Senior Secured Loan, First Lien	—	2,118,644	—	—	2,118,644		—	10,286	—	—
Limited Liability Co. Interest	—	753,850	—	—	753,850		—	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	1,726,940	—	(1,502,810)	332,108	556,238		(269,226)	—	—	—
Common Stock, Class B	—	—	—	—	—		—	—	—	—
USWS Holdings, LLC:
Limited Liability Co. Interest	25,544,031	—	—	(5,347,455)	20,196,576		—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	—	—	22,461,298		—	1,059,543	—	—
Senior Secured Loan, Second Lien	14,958,791	—	—	—	14,958,791		—	1,095,366	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	17,164,835	—	—	(2,901,099)	14,263,736		—	—	—	—
Totals	$111,727,234	$3,950,809	$(16,535,205)	$(9,230,583)	$89,912,255		$(269,226)	$2,441,283	$—	$220,480

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

The aggregate fair value of non-controlled, affiliated investments at June 30, 2019 represents 19.2% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2019

(Unaudited)

						Six Months Ended June 30, 2019
Controlled Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes	Fair Value at June 30, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$22,959,438	$1,285,371	$—	$(403,739)	$23,841,070	$—	$1,303,118	$—	$—
Senior Secured Loan, First Lien	24,021,390	—	—	—	24,021,390	—	1,449,291	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	2,276,044	—	—	(2,276,044)	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	91,516,666	—	—	1,227,427	92,744,093	—	—	—	5,973,871
First Boston Construction Holdings, LLC:
Subordinated Debt	40,000,000	1,750,000	—	—	41,750,000	—	2,451,343	5,856	—
Limited Liability Co. Interest	7,324,557	437,500	—	(2,281,475)	5,480,582	—	—	648	—
Gordon Brothers Finance Company:
Unsecured Debt	110,689,939	27,773,771	(38,472,960)	—	99,990,750	—	7,357,513	111,647	—
Preferred Stock	33,821,486	463,264	—	—	34,284,750	—	—	6,949	2,320,997
Common Stock	10,611,548	—	—	—	10,611,548	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	16,135,000	—	—	230,500	16,365,500	—	1,158,804	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	277,067	—	(277,067)	—	—	—	—	—
Totals	$359,356,068	$31,986,973	$(38,472,960)	$(3,780,398)	$349,089,683	$—	$13,720,069	$125,100	$8,294,868

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

The aggregate fair value of controlled investments at June 30, 2019 represents 74.4% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

(p)	This investment is deemed significant under Regulation S-X Rule 4-08(g). The summarized financial information of AGY Holding Company, Inc. is shown below:

($ in millions)	December 31, 2018	December 31, 2017
Total assets	$177.0	$169.8
Total liabilities	$255.8	$244.8
Total preferred stock and shareholder's equity (deficit)	$(78.8)	$(75.0)

($ in millions)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net sales	$141.9	$154.3	$120.4
Cost of sales	$(112.0)	$(122.6)	$(98.2)
Gross profit	$29.9	$31.7	$22.2
Net income (loss)	$(4.6)	$(17.6)	$(12.0)

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

The interim financial information at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Securities traded on a recognized securities exchange are valued using the close price on the exchange on valuation date. Investments for which market prices from an exchange are not readily available are valued using the last available bid price or quote provided by an independent pricing service or one or more broker-dealers or market makers, unless they are deemed not to represent fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors.

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize.

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

Prior year interim information in the Consolidated Statements of Changes in Net Assets has been modified to conform to the current period presentation in accordance with the Regulation S-X changes. The changes in net assets for the six months ended June 30, 2018 was previously presented as follows:

Six Months Ended
June 30, 2018
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$23,160,650
Net realized gain (loss)	(72,712,029)
Net change in unrealized appreciation (depreciation)	54,617,543
Deferred taxes	(1,810,391)
Net increase (decrease) in net assets resulting from operations	3,255,773
Distributions to Stockholders from:
Net investment income	(25,933,554)
Capital Share Transactions:
Share issuance - distribution reinvestment	816,549
Equity component of convertible notes	—
Purchases of treasury stock	(12,657,340)
Net increase (decrease) in net assets resulting from capital share transactions	(11,840,791)
Total Increase (Decrease) in Net Assets	(34,518,572)
Net assets at beginning of period	571,099,932
Net assets at end of period	$536,581,360
Capital Share Activity:
Shares issued from reinvestment of distributions	137,523
Purchases of treasury stock	(2,068,487)
Net increase (decrease) in shares outstanding	(1,930,964)

3. Agreements and Related Party Transactions

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC (“BlackRock Advisors”) to permit BlackRock Advisors to serve as the Company’s investment adviser (the “BlackRock Advisors Management Agreement”) following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor,” “BKCA” or “52nd Street”), to BlackRock Advisors (the “Transaction”). BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”). The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous management agreement.” The BlackRock Advisors Management Agreement had the same management and incentive fee terms as the previous agreement until March 6, 2017 and thereafter had different management and incentive fees terms as compared to the previous management agreement. For base management fee and incentive management fee terms prior to March 6, 2017, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 6, 2019.

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

For the three and six months ended June 30, 2019, the Company incurred $3,020,614  and $5,943,762, respectively, in base management fees under the investment management agreement. For the three and six months ended June 30, 2018, the Company incurred $3,850,899 and $7,163,268, respectively, in base management fees.

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

For the three and six months ended June 30, 2019, the Company incurred $2,245,935 and $4,526,771, respectively, in Incentive Fees based on income. For the three and six months ended June 30, 2018, the Company incurred $1,921,506 and $3,656,701, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months, which was subsequently extended to June 30, 2019. BCIA has agreed to honor such waiver. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The waiver for incentive fees based on income was $2,245,935 and $4,526,771, for the three and six months ended June 30, 2019, respectively, and $1,921,506 and $3,656,701, for the three and six months ended June 30, 2018, respectively, resulting in no net Incentive Fees based on income incurred by the Company.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement at June 30, 2019 and December 31, 2018, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at June 30, 2019 and December 31, 2018.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three and six months ended June 30, 2019 and 2018 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2019, the company incurred $87,500 and $175,000, respectively, for such investment advisor expenses. For the three and six months ended June 30, 2018, the Company incurred $87,500 and $175,000, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and six months ended June 30, 2019 were zero. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2018 were $305,769.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2019, the Company incurred $337,634 and $700,939, respectively, for such administrative services expenses. For the three and six months ended June 30, 2018, the Company incurred $417,214 and $970,978, respectively, for such administrative services expenses.

Advisor Stock Transactions

At June 30, 2019 and December 31, 2018, BCIA did not own any shares of the Company. Other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(10,589,421)	$4,171,490	$7,379,284	$3,255,773
Weighted average shares outstanding – basic	68,836,255	71,705,463	68,836,930	72,341,433
Earnings (Loss) per share – basic:	$(0.15)	$0.06	$0.11	$0.05
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(10,589,421)	$4,171,490	$7,379,284	$3,255,773
Adjustments for interest on unsecured convertible senior notes(1)	—	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(10,589,421)	$4,171,490	$7,379,284	$3,255,773
Weighted average shares outstanding – diluted(1)	68,836,255	71,705,463	68,836,930	72,341,433
Earnings (Loss) per share – diluted:	$(0.15)	$0.06	$0.11	$0.05

(1)	No adjustments for interest or incremental shares were included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three and six months ended June 30, 2019 totaled $105,622,784 and $163,633,967, respectively. Purchases of investments, including PIK, for the three and six months ended June 30, 2018 totaled $61,267,809 and $205,827,317, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2019 totaled $45,554,574 and $101,233,744, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2018 totaled $152,123,005 and $169,310,189, respectively.

At June 30, 2019, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$26,338,768	$23,841,070
Unsecured debt	108,591,125	108,591,125
Subordinated debt	41,750,000	41,750,000
Senior secured loans:
First lien	200,506,595	196,863,067
Second/other priority lien	167,005,110	159,349,737
Total senior secured loans	367,511,705	356,212,804
Preferred stock	56,735,473	43,232,250
Common stock	18,460,103	11,167,786
Limited partnership/limited liability company interests	171,795,444	133,772,088
Equity warrants/options	794,994	102,360
Total investments	$791,977,612	$718,669,483

At December 31, 2018, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$25,053,397	$23,630,813
Unsecured debt	118,807,277	118,807,277
Subordinated debt	40,000,000	40,000,000
Senior secured loans:
First lien	184,191,179	158,945,078
Second/other priority lien	138,006,527	130,926,306
Total senior secured loans	322,197,706	289,871,384
Preferred stock	56,051,729	45,150,030
Common stock	19,685,846	12,338,488
Limited partnership/limited liability company interests	170,604,094	141,854,954
Equity warrants/options	694,450	—
Total investments	$753,094,499	$671,652,946

Industry Composition

The industry composition of the portfolio at fair value at June 30, 2019 and December 31, 2018 was as follows:

Industry	June 30, 2019	December 31, 2018
Finance	40.1%	43.8%
Chemicals, Plastics, & Rubber	13.9	15.4
Services: Business	10.0	6.5
Healthcare & Pharmaceuticals	9.5	6.8
High Tech Industries	5.6	—
Retail	5.2	6.8
Transportation: Cargo	4.9	5.4
Energy: Oil & Gas	2.9	4.1
Containers, Packaging, & Glass	2.9	3.8
Insurance	1.2	1.3
Aerospace & Defense	1.2	1.2
Construction & Building	0.9	—
Capital Equipment	0.7	0.9
Metals & Mining	0.5	0.8
Media: Broadcasting & Subscription	0.5	—
Services: Consumer	—	3.2
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2019 was United States 97.3%, and Canada 2.7%, and at December 31, 2018 was United States 97.6%, and Canada 2.4%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $133.3 million of equity to Senior Loan Partners, with the Company providing $113.3 million and Windward providing $20.0 million. As of June 30, 2019, Senior Loan Partners had called and received $113.3 million of combined equity capital, of which the Company funded $96.3 million and Windward funded $17.0 million. As a result, remaining commitments from the Company and Windward as of June 30, 2019 were $17.0 million and $3.0 million, respectively. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

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

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2023. Senior Loan Funding II, as applicable, has made certain customary representations and warranties, and is required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Funding II was not in default with any covenants or requirements thereunder as of June 30, 2019.

As of June 30, 2019, $217.5 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $52.5 million. The average outstanding debt balance during the three and six months ended June 30, 2019 was $239.5 million and $243.5 million, respectively, and the maximum amount borrowed during the same three and six months period was $252.0 million under the New Senior Facility. During the three and six months ended June 30, 2019, $3.0 million and $6.0 million of interest expense and other debt related expenses were incurred, respectively.

As of June 30, 2019, Senior Loan Partners had total investments at fair value of $299.1 million, comprised of senior secured first lien loans, delayed draw term loans and undrawn revolving loans to a total of 25 borrowers. As of June 30, 2019, none of these loans were on non-accrual status. Purchase of investments for the six months ended June 30, 2019 was $17.9 million. Proceeds from investment sales, prepayments or exits for the six months ended June 30, 2019 were $57.5 million. Additionally, Senior Loan Partners had unfunded commitments to five borrowers totaling $4.6 million. The aggregate fair value of the unfunded commitments at June 30, 2019 was $4.6 million. The weighted average yield of the portfolio at its current cost basis as of June 30, 2019 and December 31, 2018 was 7.29% and 7.49%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of June 30, 2019:

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	6.44% (L + 400)	10/11/25	$11,970,000	$11,942,757	$11,940,075
AP Exhaust Acquisition, LLC, First Lien Term Loan	Automotive	7.53% (L + 500,1.00% Floor)	5/10/24	13,475,000	13,288,414	11,453,750
AP Plastics Group, LLC, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.69% (L + 525,1.00% Floor)	8/1/22	10,113,048	10,064,375	10,062,483
BARBRI, Inc., First Lien Term Loan	Services: Consumer	6.69% (L + 425,1.00% Floor)	12/1/23	11,148,649	11,108,433	11,092,905
Crown Paper Group Inc., First Lien Term Loan	Containers, Packaging, & Glass	7.15% (L + 475,1.00% Floor)	4/3/24	19,971,661	19,806,794	19,871,803
Dunn Paper, Inc., First Lien Term Loan	Containers, Packaging, & Glass	7.15% (L + 475,1.00% Floor)	8/26/22	7,072,360	7,031,231	7,001,636
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.65% (L + 425,1.00% Floor)	9/8/24	14,787,343	14,768,481	14,491,596
ENC Holding Corporation, First Lien Term Loan	Transportation: Cargo	6.33% (L + 400,1.00% Floor)	5/30/25	9,905,714	9,884,516	9,757,129
F.M.I. Intermediate Holdings, LLC, First Lien Term Loan	Aerospace & Defense	6.58% (L + 425)	10/9/25	4,765,740	4,752,991	4,598,939
Golden West Packaging Group, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.65% (L + 525,1.00% Floor)	6/20/23	18,007,310	17,943,731	17,984,801
KC Culinarte Intermediate, LLC, First Lien Term Loan	Beverage, Food, & Tobacco	6.14% (L + 375,1.00% Floor)	8/22/25	14,887,500	14,821,699	14,701,406
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Services: Business	7.33% (L + 500,1.00% Floor)	3/10/24	1,828,258	1,822,141	1,828,258
MHE Intermediate Holdings LLC, First Lien Term Loan	Services: Business	7.33% (L + 500,1.00% Floor)	3/10/24	10,167,500	10,097,953	10,167,501
MSHC, Inc. (Service Logic), Delayed Draw Term Loan	Services: Business	6.60% (L + 425,1.00% Floor)	7/31/23	3,699,617	3,681,072	3,681,120

Portfolio Company	Industry	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans - (continued)
MSHC, Inc. (Service Logic), First Lien Term Loan	Services: Business	6.85% (L + 425,1.00% Floor)	7/31/23	$19,587,817	$19,515,249	$19,489,878
National Spine and Pain Centers, LLC, First Lien Term Loan	Healthcare & Pharmaceuticals	6.90% (L + 450,1.00% Floor)	6/2/24	9,800,000	9,765,434	9,530,500
New Era Technology, Inc., Delayed Draw Term Loan	Services: Business	8.94% (L + 650,1.00% Floor)	6/22/23	705,357	691,861	698,304
New Era Technology, Inc., First Lien Term Loan	Services: Business	8.94% (L + 650,1.00% Floor)	6/22/23	8,822,886	8,682,041	8,734,657
NGS US FINCO, LLC, First Lien Term Loan	Energy: Oil & Gas	6.65% (L + 425,1.00% Floor)	10/1/25	9,950,000	9,905,466	9,925,125
NSM Sub Holdings Corp., Revolving Term Loan	Healthcare & Pharmaceuticals	10.25% (P + 475,1.00% Floor)	10/3/22	111,800	111,800	111,800
NSM Sub Holdings Corp., Delayed Draw Term Loan	Healthcare & Pharmaceuticals	8.22% (L + 575,1.00% Floor)	10/3/22	2,148,165	2,132,382	2,148,165
NSM Sub Holdings Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	8.08% (L + 575,1.00% Floor)	10/3/22	14,814,743	14,732,773	14,814,743
On Location Events, LLC, First Lien Term Loan	Hotel, Gaming, & Leisure	7.33% (L + 500,1.00% Floor)	9/29/21	19,744,582	19,595,494	19,744,582
Premise Health Holding Corp., First Lien Term Loan	Healthcare & Pharmaceuticals	5.83% (L + 350)	7/10/25	7,199,721	7,168,071	7,181,721
Pretium Packaging, LLC, First Lien Term Loan	Containers, Packaging, & Glass	7.35% (L + 500,1.00% Floor)	11/14/23	14,812,501	14,721,089	14,664,376
Protective Industrial Products, Inc., Delayed Draw Term Loan	Services: Business	6.90% (L + 450,1.00% Floor)	1/31/24	1,652,174	1,636,468	1,635,652
Protective Industrial Products, Inc., First Lien Term Loan	Services: Business	6.90% (L + 450,1.00% Floor)	1/31/24	13,375,230	13,303,590	13,241,478
PVHC Holding Corp., First Lien Term Loan	Containers, Packaging, & Glass	7.08% (L + 475)	8/3/24	10,550,275	10,504,858	10,233,767
Q Holding Company, First Lien Term Loan	Chemicals, Plastics, & Rubber	7.40% (L + 500,1.00% Floor)	12/18/21	9,720,102	9,671,698	9,635,051
Research Now Group, LLC, First Lien Term Loan	Services: Business	8.08% (L + 550,1.00% Floor)	12/20/24	4,487,676	4,440,493	4,467,481
TLE Holdings, LLC, Delayed Draw Term Loan	Services: Consumer	7.90% (L + 550,1.00% Floor)	6/28/24	279,327	276,003	277,232
TLE Holdings, LLC, First Lien Term Loan	Services: Consumer	7.70% (L + 550,1.00% Floor)	6/28/24	3,960,382	3,925,689	3,930,676
Total					$301,795,047	$299,098,590

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 88.6% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2019 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018:

Selected Balance Sheet Information

	June 30, 2019	December 31, 2018
Investments at fair value (cost of $301,795,047 and $341,501,170)	$299,098,590	$339,983,604
Cash and cash equivalents	29,540,290	14,340,425
Receivable for investments sold	3,217,500	—
Other assets	3,366,190	3,725,941
Total assets	$335,222,570	$358,049,970
Debt	217,504,560	245,549,646
Distribution payable	7,288,130	260,047
Interest and credit facility fees payable	851,527	933,856
Other accrued expenses and payables	467,658	524,304
Total liabilities	$226,111,875	$247,267,853
Members’ equity	109,110,695	110,782,117
Total liabilities and members’ equity	$335,222,570	$358,049,970

Selected Statement of Operations Information

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Total investment income	$6,639,821	$5,009,531	$13,493,565	$9,104,635
Interest and credit facility fees	2,975,900	1,986,702	5,986,394	3,674,824
Other fees and expenses	225,208	251,142	479,088	694,933
Total expenses	$3,201,108	$2,237,844	$6,465,482	$4,369,757
Net realized and unrealized appreciation (depreciation)	(609,804)	(157,814)	(1,671,423)	(68,435)
Net increase in members' capital	$2,828,909	$2,613,873	$5,356,660	$4,666,443

For the three and six months ended June 30, 2019, the Company’s share of net investment income from Senior Loan Partners was $2.9 million and $6.0 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. The Company’s dividend income from Senior Loan Partners for the three and six months ended June 30, 2018 was $2.4 million and $4.3 million, respectively. As of June 30, 2019 and December 31, 2018, $6.2 million and $0.2 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2019 and December 31, 2018.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2019 and December 31, 2018 represents 0.02% and zero of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2019 and December 31, 2018 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage was 282% and 354%, respectively.

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

The Company’s outstanding debt as of June 30, 2019 and December 31, 2018 was as follows:

	As of
	June 30, 2019					December 31, 2018
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$400,000,000	(2)	$114,400,000	$114,400,000		$400,000,000	(2)	$49,000,000	$49,000,000
2022 Convertible Notes	143,750,000		143,750,000	138,275,530	(3)	143,750,000		143,750,000	137,397,728	(4)
	$543,750,000		$258,150,000	$252,675,530		$543,750,000		$192,750,000	$186,397,728

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,710,205 and $2,764,265, respectively, as of June 30, 2019.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,124,307 and $3,227,965, respectively, as of December 31, 2018.

At June 30, 2019, the Company had $114,400,000 drawn on the Credit Facility as compared to $49,000,000 at December 31, 2018. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $285,600,000 at June 30, 2019 and $351,000,000 at December 31, 2018. The Company’s average outstanding debt balance during the three months ended June 30, 2019 and 2018 was $226,767,747 and $269,915,681, respectively. The maximum amounts borrowed during the three months ended June 30, 2019 and 2018 were $259,207,633 and $329,042,847, respectively. The Company’s average outstanding debt balance during the six months ended June 30, 2019 and 2018 was $210,306,457 and $245,611,643, respectively. The maximum amounts borrowed during the six months ended June 30, 2019 and 2018 were $259,207,633 and $329,042,847, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and six months ended June 30, 2019 was 6.13% and 6.26%, respectively, exclusive of commitment fees of $295,244 and $621,358, respectively. The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and six months ended June 30, 2018 was 5.55% and 5.82%, respectively, exclusive of commitment fees of $253,126 and $608,303, respectively. Amortization of $399,626 and $794,861 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and six months ended June 30, 2019. Amortization of $399,626 and $841,256 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and six months ended June 30, 2018. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At June 30, 2019, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On April 30, 2018, the Company’s Board of Directors authorized an additional 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased. Any amount of shares authorized for repurchase by the Board of Directors on April 30, 2018 that remains unpurchased after June 30, 2019 will no longer be authorized for repurchase. On October 30, 2018, the Company’s Board of Directors authorized an additional 3,000,000 shares for repurchase until the earlier of October 28, 2019, or such that all of the authorized shares have been repurchased. On the same date, the Company’s Board of Directors extended the authorization period of the 1,218,577 shares which remained unpurchased from their April 30, 2018 authorization from June 30, 2019 to October 28, 2019, bringing the total authorized shares to 4,218,577. As of June 30, 2019, 3,320,309 shares remained authorized for repurchase.

During the three and six months ended June 30, 2019, the Company purchased a total of zero and 85,543 shares of its common stock on the open market for zero and $469,227, respectively, including brokerage commissions. During the three and six months ended June 30, 2018, the Company purchased a total of 1,268,684 shares and 2,068,487 shares, respectively, of its common stock on the open market for $7,872,185 and $12,657,340, respectively. Since inception of the original repurchase plan through June 30, 2019, the Company has purchased 9,025,032 shares of its common stock on the open market for $62,669,255, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the three and six months ended June 30, 2019, declared distributions to common stockholders were $12,390,526 and $24,781,051, respectively. For the three and six months ended June 30, 2018, declared distributions to common stockholders were $12,782,870 and $25,933,554, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2). For the three and six months ended June 30, 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $985,662 (through purchase of shares in the open market) and $1,988,562 (through purchase of shares in the open market), respectively. For the three and six months ended June 30, 2018, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $863,301 (through purchase of shares in the open market) and $1,679,850 (through issuance of new shares and purchase of shares in the open market), respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2019 and December 31, 2018. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2019 and December 31, 2018, the Company was obligated to existing portfolio companies for unfunded commitments of $29.0 million and $39.6 million, respectively. Of the $29.0 million total unfunded commitments at June 30, 2019, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at June 30, 2019 and December 31, 2018 was $28.1 million and $38.2 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$114,400,000	$106,964,000	$49,000,000	$45,815,000
2022 Convertible Notes	138,275,530	144,468,750	137,397,728	140,515,625
Total	$252,675,530	$251,432,750	$186,397,728	$186,330,625

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at June 30, 2019 and December 31, 2018 in determining such fair values:

		Fair Value Inputs at June 30, 2019
	Fair Value at June 30, 2019	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$23,841,070	$—	$—	$23,841,070
Unsecured debt	108,591,125	—	—	108,591,125
Subordinated debt	41,750,000	—	—	41,750,000
Senior secured loans	356,212,804	—	41,290,822	314,921,982
Preferred stock	43,232,250	—	—	43,232,250
Common stock	11,167,786	556,238	—	10,611,548
Limited partnership/limited liability company interests	41,027,995	—	—	41,027,995
Equity warrants/options	102,360	—	—	102,360
Investment measured at net asset value(1)	92,744,093	—	—	—
Total investments	718,669,483	556,238	41,290,822	584,078,330
Cash and cash equivalents	21,909,209	21,909,209	—	—
Total	$740,578,692	$22,465,447	$41,290,822	$584,078,330

(1)

In accordance with ASC 820-10, BCIC Senior Loan Partners, LLC is measured at fair value using the net asset value practical expedient and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. See Note 5 for further details on BCIC Senior Loan Partners, LLC.

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

The valuation techniques used at June 30, 2019 and December 31, 2018 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the three months ended June 30, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2019	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2019
Senior secured notes	$23,663,248	$11,125	$—	$(1,096,073)	$1,262,770	$—	$—	$23,841,070
Unsecured debt	116,579,198	—	—	—	4,365,630	(12,353,703)	—	108,591,125
Subordinated debt	40,000,000	—	—	—	1,750,000	—	—	41,750,000
Senior secured loans	264,902,871	85,990	(23,778,102)	21,768,943	88,015,645	(36,073,365)	—	314,921,982
Preferred stock	46,459,259	—	—	(3,227,009)	—	—	—	43,232,250
Common stock	10,611,548	—	—	—	—	—	—	10,611,548
Limited partnership/LLC Interest	147,774,197	—	1	(14,494,219)	1,191,350	(1)	(93,443,333)	41,027,995
Equity warrants/options	100,544	—	—	1,816	—	—	—	102,360
Total investments	$650,090,865	$97,115	$(23,778,101)	$2,953,458	$96,585,395	$(48,427,069)	$(93,443,333)	$584,078,330

The following is a reconciliation for the six months ended June 30, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2018	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2019
Senior secured notes	$23,630,813	$22,601	$—	$(1,075,114)	$1,262,770	$—	$—	$23,841,070
Unsecured debt	118,807,277	—	—	—	28,256,809	(38,472,961)	—	108,591,125
Subordinated debt	40,000,000	—	—	—	1,750,000	—	—	41,750,000
Senior secured loans	289,871,384	205,408	(23,778,102)	21,620,525	121,351,361	(64,386,094)	(29,962,500)	314,921,982
Preferred stock	45,150,030	—	—	(2,601,525)	683,745	—	—	43,232,250
Common stock	10,611,548	—	13,598	—	—	(13,598)	—	10,611,548
Limited partnership/LLC Interest	141,854,954	—	1	(10,501,643)	1,191,350	(1)	(91,516,666)	41,027,995
Equity warrants/options	—	—	—	1,816	100,544	—	—	102,360
Total investments	$669,926,006	$228,009	$(23,764,503)	$7,444,059	$154,596,579	$(102,872,654)	$(121,479,166)	$584,078,330

The following is a reconciliation for the three months ended June 30, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2018	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2018
Senior secured notes	$23,524,874	$11,604	$—	$(697,969)	$1,196,938	$—	$—	$24,035,447
Unsecured debt	107,600,822	—	—	—	8,678,589	(18,707,036)	—	97,572,375
Subordinated debt	33,760,000	—	—	—	6,240,000	—	—	40,000,000
Senior secured loans	491,169,541	515,034	—	(10,791,457)	25,864,440	(126,097,992)	—	380,659,566
Preferred stock	67,489,854	—	—	(12,031,262)	191,127	—	—	55,649,719
Common stock	12,998,098	—	—	2,551,986	—	(151,144)	—	15,398,940
Limited partnership/ LLC Interest	133,516,057	—	6,018,435	11,641,664	19,096,715	(7,317,977)	—	162,954,894
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$870,059,246	$526,638	$6,018,435	$(9,327,038)	$61,267,809	$(152,274,149)	$—	$776,270,941

The following is a reconciliation for the six months ended June 30, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2018
Senior secured notes	$23,250,661	$59,714	$—	$(471,866)	$1,196,938	$—	$—	$24,035,447
Unsecured debt	95,266,709	—	(50,527,163)	50,527,163	30,119,450	(27,813,784)	—	97,572,375
Subordinated debt	29,600,000	—	—	—	10,400,000	—	—	40,000,000
Senior secured loans	404,219,616	592,910	(26,117,432)	14,023,425	129,980,064	(142,039,017)	—	380,659,566
Preferred stock	59,622,456	—	—	(15,532,109)	11,559,372	—	—	55,649,719
Common stock	16,206,829	—	(1,000)	(481,834)	—	(325,055)	—	15,398,940
Limited partnership/ LLC Interest	129,774,536	—	6,018,435	6,877,819	27,602,081	(7,317,977)	—	162,954,894
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$757,940,807	$652,624	$(70,627,160)	$54,942,598	$210,857,905	$(177,495,833)	$—	$776,270,941

There were transfers between Levels of $93,443,333 and $121,479,166 during the three and six months ended June 30, 2019, respectively. There were no transfers between Levels during the three and six months ended June 30, 2018. Transfers between levels are recognized as of the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2019 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(19,711,776) and $(14,110,573), respectively. Net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2018 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(6,634,453) and $(18,945,058), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2019 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	8.50x	9.50x	9.00x
Unsecured debt	7.00x	7.50x	7.25x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	7.18x	8.31x	7.74x
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	7.24x	8.32x	7.78x
Equity warrants/options	3.50x	4.00x	3.75x
Market Yields:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	11.27%	12.34%	11.79%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.04x	1.14x	1.09x
Subordinated debt	0.85x	0.95x	0.90x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.02x	1.14x	1.08x
Common stock	1.04x	1.14x	1.09x
Limited partnerships/LLC interest	0.85x	0.95x	0.90x
Equity warrants/options	n/a	n/a	n/a
Liquidity Discount:
Limited partnerships/LLC interest	7.77%	7.77%	7.77%
Indicative Bid Quotes:
Senior secured loans	1	1	1

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
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.04x	1.14x	1.09x
Subordinated debt	0.90x	1.00x	0.95x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.02x	1.14x	1.08x
Common stock	1.04x	1.14x	1.09x
Limited partnerships/LLC interest	0.90x	1.00x	0.95x
Equity warrants/options	n/a	n/a	n/a
Net Asset Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	0.88x	1.08x	0.98x
Equity warrants/options	n/a	n/a	n/a
Liquidity Discount:
Limited partnerships/LLC interest	8.27%	11.44%	9.86%

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Per Share Data:
Net asset value, beginning of period	$7.07	$7.83
Net investment income	0.33	0.32
Net realized and unrealized gain (loss)	(0.22)	(0.27)
Total from investment operations	0.11	0.05
Distributions to stockholders from net investment income	(0.36)	(0.36)
Purchases of treasury stock at prices below net asset value	—	0.04
Net increase (decrease) in net assets	(0.25)	(0.27)
Net asset value, end of period	$6.82	$7.56
Market price, end of period	$6.03	$5.83
Total return(1)	20.82%	(0.73)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	3.81%	4.08%
Ratio of interest and other debt related expenses to average net assets(2)	2.97%	2.79%
Ratio of total expenses to average net assets(2)(3)	6.78%	6.87%
Ratio of net investment income to average net assets(2)	9.39%	8.39%
Net assets, end of period	$469,149,157	$536,581,360
Average debt outstanding	$210,306,457	$245,611,643
Weighted average shares outstanding	68,836,930	72,341,433
Average debt per share(4)	$3.06	$3.40
Portfolio turnover	15%	22%
Yield on total portfolio at cost	9.90%	10.21%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waiver approved by the Company’s Board of Directors for the six months ended June 30, 2019 and 2018 (see Note 3 for more detail).  Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 5.69% and 5.41% for the six-month periods ended June 30, 2019, and June 30, 2018, respectively.  The ratio of total expenses to average net assets would be 8.66% and 8.20% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On July 30, 2019, the Company’s Board of Directors declared a distribution of $0.14 per share, payable on October 7, 2019 to stockholders of record at the close of business on September 16, 2019.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2019, approximately 21.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At June 30, 2019:

Investment portfolio, at fair value: $718.7 million

Net assets: $469.1 million

Indebtedness, excluding deferred financing costs: $255.4 million

Net asset value per share: $6.82

Portfolio Activity for the Three Months Ended June 30, 2019:

Cost of investments during period, including PIK: $105.6 million

Sales, repayments and other exits during period: $45.6 million

Number of portfolio companies at end of period: 38

Operating Results for the Three Months Ended June 30, 2019:

Net investment income per share: $0.16

Distributions declared per share: $0.18

Basic earnings (loss) per share: $(0.15)

Net investment income: $11.2 million

Net realized and unrealized gain (loss): $(21.8) million

Net increase (decrease) in net assets from operations: $(10.6) million

Net investment income per share, as adjusted1: $0.16

Basic earnings (loss) per share, as adjusted1: $(0.15)

Net investment income, as adjusted1: $11.2 million

Net increase (decrease) in net assets from operations, as adjusted1: $(10.6) million

As Adjusted1: Amounts are adjusted to remove the incentive management fee expense based on gains, as required by GAAP, and to include only the incremental incentive management fee expense based on income. Under the Current Management Agreement, incentive management fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested approximately $105.6 million during the three months ended June 30, 2019. The new investments consisted of senior secured loans secured by first lien ($61.6 million, or 58.3%), senior secured loans secured by second lien ($36.2 million, or 34.3%), unsecured or subordinated debt securities ($6.1 million, or 5.8%), senior secured notes ($1.3 million, or 1.2%), and equity securities ($0.4 million, or 0.4%). Additionally, we received proceeds from sales/repayments and other exits of approximately $45.6 million during the three months ended June 30, 2019.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At June 30, 2019, our portfolio of $718.7 million (at fair value) consisted of 38 portfolio companies and was invested 50% in senior secured loans, 21% in unsecured or subordinated debt securities, 26% in equity investments, and 3% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $25.0 million at June 30, 2019. Our largest portfolio company investment at fair value was approximately $100.0 million and our five largest portfolio company investments at fair value comprised approximately 41% of our portfolio at June 30, 2019. At December 31, 2018, our portfolio of $671.7 million (at fair value) consisted of 27 portfolio companies and was invested 43% in senior secured loans, 23% in unsecured or subordinated debt securities, 30% in equity investments and 4% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $34.1 million at December 31, 2018. Our largest portfolio company investment by value was approximately $110.7 million and our five largest portfolio company investments by value comprised approximately 46% of our portfolio at December 31, 2018.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At June 30, 2019, our top three industry concentrations at fair value consisted of Finance (40.1%), Chemicals, Plastics, & Rubber (13.9%) and Services: Business (10.0%). At December 31, 2018, our top three industry concentrations at fair value consisted of Finance (43.8%), Chemicals, Plastics, & Rubber (15.4%) and Retail (6.8%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Fair Market Value	Cost	Fair Market Value	Cost
Total portfolio	10.7%	9.9%	10.5%	9.7%
Senior secured loans	10.8%	10.8%	11.0%	10.3%
Other debt securities	12.7%	12.5%	12.7%	12.6%
Debt and income producing equity securities	11.7%	11.6%	11.5%	11.1%

For the three and six months ended June 30, 2019, the total return based on net asset value was (1.8)% and 2.2%, respectively. For the three and six months ended June 30, 2019, the total return based on market price was 3.6% and 20.8%, respectively. For the three and six months ended June 30, 2018, the total return based on net asset value was 1.8% and 2.4%, respectively, and the total return based on market price was (0.5)% and (0.7)%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.43 at June 30, 2019 and 1.44 at December 31, 2018. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Grade 1	$512,958,942	$457,652,705
Grade 2	149,355,981	159,795,245
Grade 3	8,947,500	29,850,000
Grade 4	47,407,060	24,354,996
Not Rated	—	—
Total investments	$718,669,483	$671,652,946

Results of operations

Results comparisons for the three months ended June 30, 2019 and 2018.

Investment income

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Investment Income:
Interest and fees on senior secured loans	$9,756,671	$12,489,112
Interest and fees on other debt securities	5,753,473	5,080,036
Interest earned on short-term investments, cash equivalents	37,224	53,457
Dividends and fees on equity securities	4,103,813	3,682,205
Other income	5,075	—
Total investment income	$19,656,256	$21,304,810

Total investment income for the three months ended June 30, 2019 decreased $1.6 million, or 7.7%, as compared to the three months ended June 30, 2018. Excluding fee income and other income, total investment income decreased by approximately 8.6%, primarily attributable to a decrease of 4.9% in average investment portfolio for the quarter ended June 30, 2019, at amortized cost, as compared to the quarter ended June 30, 2018. The decrease in portfolio size is primarily due to net dispositions in the second half of 2018, the impact of which was partially offset by higher dividend income in 2019.

Expenses

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Expenses:
Base management fees	$3,020,614	$3,850,899
Incentive management fees	2,245,935	1,921,506
Interest and credit facility fees	3,761,328	3,989,257
Professional fees	495,474	618,756
Administrative services	337,634	417,214
Director fees	175,000	178,000
Investment advisor expenses	87,500	87,500
Other	549,031	625,480
Total expenses, before incentive management fee waiver	10,672,516	11,688,612
Incentive management fee waiver	(2,245,935)	(1,921,506)
Expenses, net of incentive management fee waiver	$8,426,581	$9,767,106

Total expenses, net of incentive management fee waiver, decreased $1.3 million, or 13.7%, for the three months ended June 30, 2019 from comparable period in 2018, primarily due to the decrease in base management fees and interest and credit facility fees discussed below.

The decrease of $0.8 million, or 21.6%, in base management fees for the three months ended June 30, 2019 from comparable period in 2018 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits in the second half of 2018.

Interest and credit facility fees decreased $0.2 million, or 5.7%, for the three months ended June 30, 2019 over the respective quarter primarily due to lower average debt outstanding in 2019 (see Note 7 to the consolidated financial statements).

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through June 30, 2019 (see Note 3 to the consolidated financial statements). For the three months ended June 30, 2019 and 2018, there was no incentive management fees based on gains incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative (see Note 3 to the consolidated financial statements). It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $11.2 million and $11.5 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $0.3 million over the comparable quarter was due to the $1.6 million decline in total investment income, partially offset by decrease of $1.3 million in expenses.

Net realized gain or loss

Net realized gain (loss) for the three months ended June 30, 2019 was $(23.7) million, primarily due to the restructure of Westmoreland Resource Partners, LP. Net realized gain (loss) for the three months ended June 30, 2018 was $3.9 million, primarily as a result of the sale of ECI Cayman Holdings, LP, partially offset by a loss relating to our investment in SVP Worldwide Ltd. Substantially all of these realized losses were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2019 and 2018, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $1.9 million and an increase in net unrealized depreciation of $(9.5) million, respectively. The decrease in net unrealized depreciation for the three months ended June 30, 2019 was primarily due to the reversal of previously recognized depreciation of $22.5 million related to the restructure of our debt investment in Westmoreland Resource Partners, LP and repayment of United PF Holdings, LLC, the impact of which was partially offset by net valuation depreciation of $(20.6) million primarily related to our equity investment in certain non-core assets. The increase in net unrealized depreciation of $(9.5) million for the three months ended June 30, 2018 was primarily due to i) $(23.3) million depreciation in our preferred stock investment in KAGY Holding Company, Inc. and debt investment in Westmoreland Resource Partners, LP and ii) $(2.8) million reversal of previously recognized unrealized appreciation due to dispositions or exit, partially offset by iii) appreciation of $13.9 million from our equity investments in U.S. Well Services, LLC and V Global Holdings LLC and iv) $2.7 million net appreciation in our investments in other portfolio companies.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended June 30, 2019 and 2018 was $(10.6) million and $4.2 million, respectively. As compared to the prior period, the decrease is reflective of a decrease in net investment income of $(0.3) million period-over-period, as well as a net realized and unrealized gain (loss) of $(21.8) million for the current period, as compared to $(7.4) million of net realized and unrealized gain (loss) for the three months ended June 30, 2018.

Results comparisons for the six months ended June 30, 2019 and 2018.

Investment income

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Investment Income:
Interest and fees on senior secured loans	$18,667,112	$24,197,128
Interest and fees on other debt securities	11,712,517	9,975,444
Interest earned on short-term investments, cash equivalents	63,250	68,633
Dividends and fees on equity securities	8,522,944	7,900,043
Other income	5,075	—
Total investment income	$38,970,898	$42,141,248

Total investment income for the six months ended June 30, 2019 decreased $3.2 million, or 7.5%, as compared to the six months ended June 30, 2018. Excluding fee income and other income, total investment income decreased by approximately 7.4%, primarily attributable to a decrease of 6.6% in average investment portfolio for the six months ended June 30, 2019, at amortized cost, as compared to the six months ended June 30, 2018. The decrease in portfolio size is primarily due to dispositions in the second half of 2018, the impact of which was partially offset by higher dividend income in 2019.

Expenses

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Expenses:
Base management fees	$5,943,762	$7,163,268
Incentive management fees	4,526,771	3,656,701
Interest and credit facility fees	7,153,762	7,698,215
Professional fees	968,517	1,351,920
Administrative services	700,939	970,978
Director fees	368,000	365,000
Investment advisor expenses	175,000	175,000
Other	1,027,059	1,256,217
Total expenses, before incentive management fee waiver	20,863,810	22,637,299
Incentive management fee waiver	(4,526,771)	(3,656,701)
Expenses, net of incentive management fee waiver	$16,337,039	$18,980,598

Total expenses, net of incentive management fee waiver, decreased $2.6 million, or 13.9%, for the six months ended June 30, 2019 from comparable period in 2018, primarily due to the decrease in base management fees and interest and credit facility fees discussed below.

The decrease of $1.2 million, or 17.0%, in base management fees for the six months ended June 30, 2019 from comparable period in 2018 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits in the second half of 2018.

Interest and credit facility fees decreased $0.5 million, or 7.1% for the six months ended June 30, 2019 over the respective period primarily due to the maturity of unsecured convertible senior notes in February 2018 (See Note 7 to the consolidated financial statements), as well as a decrease in average investment portfolio.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through June 30, 2019 (See Note 3 to the consolidated financial statements). For the six months ended June 30, 2019 and 2018, there was no incentive management fees based on gains incurred. In accordance with GAAP, a hypothetical liquidation is performed each quarter end resulting in an additional accrual of incentive management fees based on gains if the amount is positive, or a reduction of the expense if the amount is negative. It should be noted, however, that a fee so calculated and accrued is not due or payable, if at all, until the end of each measurement period, or every June 30.

Net investment income

Net investment income was $22.6 million and $23.2 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $0.6 million over the comparable period was due to the $3.2 million decline in investment income, partially offset by $2.6 million decrease in expenses.

Net realized gain or loss

Net realized gain (loss) for the six months ended June 30, 2019 was $(23.7) million, primarily due to the restructure of Westmoreland Resource Partners, LP and partial sale of U.S. Well Services, Inc., Class A common stock. Net realized gain (loss) for the six months ended June 30, 2018 was $(72.7) million, primarily as a result of the restructure or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd. Substantially all of these realized losses were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2019 and 2018, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $8.4 million and $54.6 million, respectively. The decrease in net unrealized depreciation for the six months ended June 30, 2019 was primarily due to the reversal of previously recognized net depreciation of $21.3 million related to the restructure of our debt investment in Westmoreland Resource Partners, LP and repayment of United PF Holdings, LLC and Paragon Films, Inc., the impact of which was partially offset by net valuation depreciation of $(12.9) million primarily related to our equity investment in certain non-core assets. The comparable period’s decrease in net unrealized depreciation for the six months ended June 30, 2018, was primarily due to i) reversal of previously recognized depreciation of $76.3 million after the restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd., ii) $15.2 million appreciation in our equity investments in U.S. Well Services, LLC and V Global Holdings LLC, partially offset by iii) $34.1 million net depreciation in preferred stock investment in KAGY Holding Company, Inc. and debt investment in Westmoreland Resource Partners, LP as well as investments in other portfolio companies, and iv) $2.8 million reversal of previously recognized unrealized appreciation due to dispositions or exit.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the six months ended June 30, 2019 and 2018 was an increase of $7.4 million and $3.3 million, respectively. As compared to the prior period, the increase is reflective of an overall decrease in net investment income of $(0.6) million period-over-period, as well as a net realized and unrealized gain (loss) of $(15.3) million for the current period, as compared to $(19.9) million of net realized and unrealized gain (loss) for the six months ended June 30, 2018, including the deferred taxes of $(1.8) million related to unrealized gain in a taxable subsidiary.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
GAAP Basis:
Net Investment Income	$11,229,675	$11,537,704	$22,633,859	$23,160,650
Net Investment Income per share	0.16	0.16	0.33	0.32
Addback: GAAP incentive management fee expense based on Gains	—	—	—	—
Addback: GAAP incentive management fee expense based on Income	—	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$11,229,675	$11,537,704	$22,633,859	$23,160,650
Net Investment Income per share	0.16	0.16	0.33	0.32
Less: Incremental incentive management fee expense based on Income	—	—	—	—
As Adjusted[2]:
Net Investment Income	$11,229,675	$11,537,704	$22,633,859	$23,160,650
Net Investment Income per share	0.16	0.16	0.33	0.32

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive management fees. Such fees are calculated but not necessarily due and payable at this time.

As Adjusted2: Amounts are adjusted to remove the incentive management fee expense based on gains, as required by GAAP, and to include only the incremental incentive management fee expense based on income. Under the Current Management Agreement, incentive management fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2019, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used by operating activities for the six months ended June 30, 2019 was $(31.6) million. Our primary use of cash from operating activities during the period primarily consisted of net purchases of investments of $(60.4) million, excluding PIK.

Net cash provided by financing activities during the six months ended June 30, 2019 was $40.0 million. Our sources of cash from financing activities consisted of $65.4 million in borrowings under the Credit Facility, net of debt repayments. Our uses of cash consisted of cash distributions paid of $(24.9) million and purchases of treasury stock of $(0.5) million.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2019 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$114.4	$—	$114.4	$—	$—
2022 Convertible Notes	143.8	—	143.8	—	—
Interest and Credit Facility Fees Payable	1.0	1.0	—	—	—

(1)	At June 30, 2019, $285.6 million remained undrawn under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2019 and December 31, 2018. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2019 and December 31, 2018, the Company was obligated to existing portfolio companies for unfunded commitments of $29.0 million and $39.6 million, respectively. Of the $29.0 million total unfunded commitments at June 30, 2019, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since June 2017:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	June 19, 2017	July 3, 2017
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.18 dividend paid on July 9, 2019, the Company estimates that $0.162455 was from net investment income and $0.017545 was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. For the three and six months ended June 30, 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $985,662 (through purchase of shares in the open market) and $1,988,562 (through purchase of shares in the open market), respectively. For the three and six months ended June 30, 2018, distributions reinvested pursuant to our dividend reinvestment plan were $863,301 and $1,679,850, respectively.

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

Recent developments

On July 30, 2019, the Company’s Board of Directors declared a distribution of $0.14 per share, payable on October 7, 2019 to stockholders of record at the close of business on September 16, 2019.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2019, 78% of our debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 84% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of June 30, 2019, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$12.4	$0.18
Up 300 basis points	$9.3	$0.14
Up 200 basis points	$6.2	$0.09
Up 100 basis points	$3.1	$0.05
Down 100 basis points	$(3.1)	$(0.05)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three and six months ended June 30, 2019 and 2018, we did not engage in any interest rate hedging activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the six month period ended June 30, 2019:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	$5.49	85,543	85,543	3,320,309
February 2019	—	—	—	3,320,309
March 2019	—	—	—	3,320,309
April 2019	—	—	—	3,320,309
May 2019	—	—	—	3,320,309
June 2019	—	—	—	3,320,309
	$5.49	85,543	85,543

(1)	The average price paid per share includes $0.03 commission fee per share.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: July 31, 2019	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: July 31, 2019	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer