Form 10-Q
period 2019-09-30
BlackRock Capital Investment Corp
filed 2019-10-30
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at October 30, 2019 was 68,836,255.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $368,883,039 and $233,331,450)	$355,908,897	$200,569,644
Non-controlled, affiliated investments (cost of $68,533,450 and $130,892,674)	26,915,558	111,727,234
Controlled investments (cost of $383,997,209 and $388,870,375)	343,107,836	359,356,068
Total investments at fair value (cost of $821,413,698 and $753,094,499)	725,932,291	671,652,946
Cash and cash equivalents	3,407,997	13,497,320
Receivable for investments sold	585,968	1,691,077
Interest, dividends and fees receivable	10,553,452	4,084,001
Prepaid expenses and other assets	2,170,461	2,707,036
Total Assets	$742,650,169	$693,632,380
Liabilities
Debt (net of deferred financing costs of $2,533,696 and $3,227,965)	$276,120,037	$186,397,728
Interest and credit facility fees payable	2,674,247	722,841
Distributions payable	9,637,075	12,552,212
Base management fees payable	3,230,147	3,494,520
Incentive fee payable	872,695	—
Payable for investments purchased	—	989,460
Accrued administrative services	330,073	376,507
Other accrued expenses and payables	2,965,956	2,078,958
Total Liabilities	295,830,230	206,612,226
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,861,287 issued and 68,836,255 and 68,921,798 outstanding	77,861	77,861
Paid-in capital in excess of par	853,248,794	853,248,794
Distributable earnings (losses)	(343,837,461)	(304,106,473)
Treasury stock at cost, 9,025,032 and 8,939,489 shares held	(62,669,255)	(62,200,028)
Total Net Assets	446,819,939	487,020,154
Total Liabilities and Net Assets	$742,650,169	$693,632,380
Net Asset Value Per Share	$6.49	$7.07

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$8,167,397	$6,355,510	$20,922,567	$21,680,075
PIK interest income	362,757	285,387	858,865	285,387
Fee income	441,537	314,103	1,354,283	1,062,810
Total investment income from non-controlled, non-affiliated investments	8,971,691	6,955,000	23,135,715	23,028,272
Non-controlled, affiliated investments:
Cash interest income	937,710	2,341,479	3,364,592	7,464,526
PIK interest income	114,221	719,007	128,622	1,409,967
PIK dividend income	—	193,227	220,480	573,379
Fee income	1,604	—	1,604	35,000
Total investment income from non-controlled, affiliated investments	1,053,535	3,253,713	3,715,298	9,482,872
Controlled investments:
Cash interest income	4,967,220	6,608,904	17,727,023	17,425,381
PIK interest income	1,057,151	191,253	2,017,417	1,474,466
Cash dividend income	3,878,092	3,678,572	12,172,960	10,295,858
PIK dividend income	—	—	—	731,516
Fee income	3,199	321,463	128,299	711,788
Total investment income from controlled investments	9,905,662	10,800,192	32,045,699	30,639,009
Other income	25,296	—	30,371	—
Total investment income	19,956,184	21,008,905	58,927,083	63,150,153
Expenses:
Base management fees	3,230,146	3,481,000	9,173,908	10,644,268
Incentive management fees	2,101,954	2,497,266	6,628,725	6,153,967
Interest and credit facility fees	4,312,944	3,743,694	11,466,706	11,441,909
Professional fees	814,820	212,430	1,783,336	1,564,350
Administrative services	330,072	355,238	1,031,012	1,326,216
Director fees	185,250	181,000	553,250	546,000
Investment advisor expenses	87,500	87,500	262,500	262,500
Other	485,682	461,711	1,512,742	1,717,928
Total expenses, before incentive management fee waiver	11,548,368	11,019,839	32,412,179	33,657,138
Incentive management fee waiver (See Note 3)	(1,229,259)	(2,497,266)	(5,756,030)	(6,153,967)
Expenses, net of incentive management fee waiver	10,319,109	8,522,573	26,656,149	27,503,171
Net Investment Income	9,637,075	12,486,332	32,270,934	35,646,982
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	488,772	(23,395,840)	(46,107,825)
Non-controlled, affiliated investments	(76,161)	—	(345,387)	—
Controlled investments	—	(2,644,230)	—	(28,759,662)
Net realized gain (loss)	(76,161)	(2,155,458)	(23,741,227)	(74,867,487)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(1,013,109)	(4,724,274)	20,131,296	24,416,981
Non-controlled, affiliated investments	(13,565,504)	1,795,922	(22,796,087)	16,952,593
Controlled investments	(7,594,669)	12,895,555	(11,375,067)	23,540,227
Foreign currency translation	(79,775)	116,642	197,292	(208,413)
Net change in unrealized appreciation (depreciation)	(22,253,057)	10,083,845	(13,842,566)	64,701,388
Net realized and unrealized gain (loss) before taxes	(22,329,218)	7,928,387	(37,583,793)	(10,166,099)
Deferred taxes (See Note 2)	—	(409,765)	—	(2,220,156)
Net realized and unrealized gain (loss) after taxes	(22,329,218)	7,518,622	(37,583,793)	(12,386,255)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(12,692,143)	$20,004,954	$(5,312,859)	$23,260,727
Net Investment Income Per Share—basic	$0.14	$0.18	$0.47	$0.50
Earnings (Loss) Per Share—basic	$(0.18)	$0.28	$(0.08)	$0.32
Average Shares Outstanding—basic	68,836,255	71,008,615	68,836,702	71,892,278
Net Investment Income Per Share—diluted	$0.14	$0.17	$0.45	$0.48
Earnings (Loss) Per Share—diluted	$(0.18)	$0.25	$(0.08)	$0.32
Average Shares Outstanding—diluted (See Note 4)	85,829,992	88,002,352	85,830,439	88,886,015
Distributions Declared Per Share	$0.14	$0.18	$0.50	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net Assets at December 31	$487,020,154	$571,099,932
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	11,404,181	11,622,946
Net realized gain (loss)	56,263	(76,634,388)
Net change in unrealized appreciation (depreciation) before taxes	6,508,258	64,095,725
Net increase (decrease) in net assets resulting from operations	17,968,702	(915,717)
Distributions to Stockholders from(1):
Net investment income	(12,390,525)	(13,150,684)
Capital Share Transactions:
Share issuance - distribution reinvestment	—	816,549
Purchases of treasury stock	(469,227)	(4,785,155)
Net increase (decrease) in net assets resulting from capital share transactions	(469,227)	(3,968,606)
Total Increase (Decrease) in Net Assets	5,108,950	(18,035,007)
Net Assets at March 31	$492,129,104	$553,064,925

Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	11,229,675	11,537,704
Net realized gain (loss)	(23,721,329)	3,922,359
Net change in unrealized appreciation (depreciation) before taxes	1,902,233	(9,478,182)
Deferred taxes	—	(1,810,391)
Net increase (decrease) in net assets resulting from operations	(10,589,421)	4,171,490
Distributions to Stockholders from(1):
Net investment income	(12,390,526)	(12,782,870)
Capital Share Transactions:
Purchases of treasury stock	—	(7,872,185)
Net increase (decrease) in net assets resulting from capital share transactions	—	(7,872,185)
Total Increase (Decrease) in Net Assets	(22,979,947)	(16,483,565)
Net Assets at June 30	$469,149,157	$536,581,360

Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	9,637,075	12,486,332
Net realized gain (loss)	(76,161)	(2,155,458)
Net change in unrealized appreciation (depreciation) before taxes	(22,253,057)	10,083,845
Deferred taxes	—	(409,765)
Net increase (decrease) in net assets resulting from operations	(12,692,143)	20,004,954
Distributions to Stockholders from(1):
Net investment income	(9,637,075)	(12,782,870)
Capital Share Transactions:
Purchases of treasury stock	—	(648,873)
Net increase (decrease) in net assets resulting from capital share transactions	—	(648,873)
Total Increase (Decrease) in Net Assets	(22,329,218)	6,573,211
Net Assets at September 30	$446,819,939	$543,154,571

Capital Share Activity:
Shares issued from reinvestment of distributions	—	137,523
Purchases of treasury stock	(85,543)	(2,176,621)
Net increase (decrease) in shares outstanding	(85,543)	(2,039,098)

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(5,312,859)	$23,260,727
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(3,225,384)	(4,474,715)
Net amortization on investments	(708,842)	(1,350,710)
Amortization of debt issuance costs and discount	1,821,795	1,838,980
Net change in unrealized (appreciation) depreciation on investments	14,039,858	(64,909,801)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(197,292)	208,413
Deferred taxes	—	2,220,156
Net realized (gain) loss on investments	23,741,227	74,867,487
Changes in operating assets:
Purchase of investments	(227,510,832)	(272,098,527)
Proceeds from disposition of investments	138,611,906	243,774,902
Change in receivable for investments sold	1,473,772	1,268,982
Change in interest, dividends and fees receivable	(6,159,972)	(1,795,079)
Change in prepaid expenses and other assets	37,091	(135,046)
Changes in operating liabilities:
Change in payable for investments purchased	(989,460)	(167,963)
Change in interest and credit facility fees payable	1,951,405	438,461
Change in base management fees payable	(264,373)	(253,655)
Change in incentive management fees payable	872,695	—
Change in accrued administrative services	(46,434)	240,243
Change in other accrued expenses and payables	1,178,869	(867,492)
Net cash provided by (used in) operating activities	(60,686,830)	2,065,363
Financing Activities:
Distributions paid in cash	(37,333,266)	(38,269,931)
Proceeds from debt	213,000,000	277,000,000
Repayments of debt	(124,600,000)	(252,041,000)
Purchase of treasury stock	(469,227)	(13,306,213)
Net cash provided by financing activities	50,597,507	(26,617,144)
Net increase (decrease) in cash and cash equivalents	(10,089,323)	(24,551,781)
Cash and cash equivalents, beginning of period	13,497,320	29,014,645
Cash and cash equivalents, end of period	$3,407,997	$4,462,864
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$6,729,781	$7,863,905
Taxes	$62,841	$176,464
Share issuance — distribution reinvestment	$—	$816,549

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—3.84%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)(u)	Electrical Equipment	19.03% (L + 1700, 1.00% Floor PIK)	10/4/23	$7,759,662	$2,181,306	$—
AGY Holding Corp., Second Lien(d)(g)(j)(u)	Chemicals	11.00% PIK	11/15/20	24,222,207	24,169,280	17,175,390
Total Senior Secured Notes					26,350,586	17,175,390
Unsecured Debt—24.03%
CB-HDT Holdings, Inc.(d)(j)	Aerospace & Defense	12.00% PIK	3/6/21	8,600,375	8,600,375	8,600,375
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services	13.07% (L + 1100, 1.00% Floor)	10/31/21	98,755,380	98,755,380	98,755,380
Total Unsecured Debt					107,355,755	107,355,755
Subordinated Debt—9.74%
First Boston Construction Holdings, LLC(d)(g)(k)	Thrifts & Mortgage Finance	12.00%	2/23/23	43,500,000	43,500,000	43,500,000
Total Subordinated Debt					43,500,000	43,500,000
Senior Secured Loans—88.77%(e)
Advanced Lighting Technologies, Inc., First Lien(f)	Electrical Equipment	9.79% (L + 750, 1.00% Floor)	10/4/22	5,102,053	5,040,360	4,540,827
AGY Holding Corp., First Lien(d)(g)	Chemicals	12.00% PIK	9/15/20	24,750,038	24,750,038	24,750,038
Aretec Group, Inc., Second Lien(s)	Diversified Financial Services	10.29% (L+825)	10/1/26	3,563,440	3,520,280	3,456,537
Bluefin Holding, LLC, Second Lien	Software	9.86% (L+775)	9/6/27	7,309,535	7,200,606	7,200,606
CareATC, Inc., First Lien	Health Care Technology	9.37% (L + 725, 1.00% Floor)	3/14/24	4,733,036	4,648,738	4,687,530
CareATC, Inc., Revolving Term Loan(o)(v)	Health Care Technology	9.37% (L + 725, 1.00% Floor)	3/14/24	—	(6,124)	(6,124)
Construction Supply Acquisition LLC, First Lien	Construction Materials	10.00% (P + 500, 1.00% Floor)	6/30/23	6,433,283	6,404,083	6,401,116
Diamondback Acquisition, Inc. et al, First Lien	Energy Equipment & Services	10.14% (L + 809, 1.00% Floor)	6/14/21	16,446,692	16,166,659	16,135,849
Dude Solutions Holdings Inc., First Lien	Professional Services	9.04% (L + 700, 1.00% Floor)	6/14/25	9,345,183	9,145,244	9,113,970
Dude Solutions Holdings Inc., Revolving Term Loan(o)(v)	Professional Services	9.04% (L + 700, 1.00% Floor)	6/14/25	—	(26,079)	(26,079)
ECI Macola/Max Holding, LLC, Second Lien(s)	Diversified Telecommunication Services	10.10% (L + 800, 1.00% Floor)	9/29/25	5,125,000	5,068,057	4,920,000
FinancialForce.com, First Lien	Internet Software & Services	8.94% (L + 675)	2/1/24	10,000,000	9,826,261	10,264,000
GlobalTranz Enterprises LLC, Second Lien	Road & Rail	10.31% (L + 825)	5/15/27	10,808,429	10,602,540	10,482,640
Juul Labs, Inc., First Lien	Tobacco Related	9.27% (L + 700, 1.50% Floor)	8/2/23	17,500,000	17,331,490	17,078,460
Kaseya Traverse Inc., First Lien(d)	Software	8.72% (L + 550, 1.00% Floor Cash / 1.00% PIK)	5/3/25	7,988,990	7,840,464	7,810,410
Kaseya Traverse Inc., Delayed Draw Term Loan(d)(v)	Software	8.69% (L + 550, 1.00% Floor Cash / 1.00% PIK)	5/3/25	124,917	114,757	122,120
Kaseya Traverse Inc., Revolving Term Loan(d)(v)	Software	8.60% (L + 550, 1.00% Floor Cash / 1.00% PIK)	5/3/25	192,180	179,654	187,877
Kemmerer Operations, LLC, First Lien(d)(f)	Metals & Mining	15.00% PIK	6/21/23	2,208,138	2,208,138	2,208,138

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Kemmerer Operations, LLC, Delayed Draw Term Loan(d)(f)(v)	Metals & Mining	15.00% PIK	6/21/23	$883,255	$883,255	$883,255
Live Auctioneers, LLC, First Lien	Internet & Catalog Retail	8.86% (L + 676, 1.00% Floor)	5/20/25	7,810,712	7,663,977	7,640,970
MBS OpCo LLC, First Lien	Media	11.32% (L + 900, 1.00% Floor)	12/29/22	14,737,500	14,737,500	14,737,500
Midwest Physician Administrative Services, LLC, Second Lien	Health Care Providers & Services	9.04% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,889,609	14,475,000
NEP II, Inc., Second Lien(s)	Media	9.04% (L + 700)	10/19/26	4,850,000	4,818,577	4,736,850
NorthStar Financial Services Group, LLC et al, Second Lien	Capital Markets	9.54% (L + 750, 0.75% Floor)	5/25/26	11,040,744	10,994,823	10,819,929
Outcomes Group Holdings, Inc., Second Lien(s)	Health Care Providers & Services	9.62% (L + 750)	10/26/26	15,000,000	14,966,726	14,850,000
P&L Development, LLC, First Lien	Health Care Equipment & Supplies	9.55% (L + 750, 2.00% Floor)	6/28/24	9,884,547	9,647,551	9,686,856
Paragon Films, Inc., Second Lien	Containers & Packaging	10.54% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,610,535	20,790,000
PharmaLogic Holdings Corp., Second Lien	Health Care Equipment & Supplies	10.04% (L + 800)	12/11/23	8,786,087	8,725,839	8,742,157
PharmaLogic Holdings Corp., Second Lien(h)(k)	Health Care Equipment & Supplies	10.04% (L + 800)	12/11/23	3,323,478	3,306,861	3,306,861
PharmaLogic Holdings Corp., Delayed Draw Term Loan	Health Care Equipment & Supplies	10.04% (L + 800)	12/11/23	2,690,435	2,678,086	2,676,983
Quartz Holding Company, Second Lien	Internet Software & Services	10.07% (L + 800)	4/2/27	5,512,958	5,409,564	5,512,958
Red Apple Stores Inc., Second Lien(g)(h)(k)	Multiline Retail	10.00%	8/1/24	23,050,000	23,050,000	17,518,000
Sandata Technologies, LLC, First Lien	Software	8.13% (L + 600)	7/23/24	4,500,000	4,435,049	4,435,049
Sandata Technologies, LLC, Revolving Term Loan(o)(v)	Software	8.13% (L + 600)	7/23/24	—	(7,217)	(7,217)
St. George Warehousing & Trucking Co. of California, Inc., First Lien	Road & Rail	11.39% (L + 925, 1.00% Floor)	4/28/22	32,107,030	32,107,030	28,414,721
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan	Road & Rail	11.39% (L + 925, 1.00% Floor)	4/28/22	6,581,548	6,581,548	5,824,670
Sur La Table, Inc., First Lien(d)	Specialty Retail	11.12% (L + 750, 1.00% Floor Cash / 1.50% PIK)	7/31/22	21,029,658	21,029,658	21,029,658
Unanet, Inc., First Lien	Aerospace & Defense	8.31% (L + 625)	5/31/24	6,632,653	6,570,789	6,571,730
Unanet, Inc., Revolving Term Loan(o)(v)	Aerospace & Defense	8.31% (L + 625)	5/31/24	—	(7,614)	(7,614)
Vertellus Holdings LLC, First Lien	Chemicals	8.79% (L + 675, 1.00% Floor)	8/2/21	17,461,298	17,461,298	17,461,298
WH Buyer, LLC, First Lien	Textile, Apparel & Luxury Goods	9.07% (L + 675, 1.50% Floor)	7/16/25	15,273,116	15,125,680	15,125,680
Winshuttle, LLC, First Lien	Professional Services	10.48% (L + 843, 1.00% Floor)	8/9/24	7,752,903	7,549,778	7,611,025
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	9.68% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,797,160	24,500,000
Total Senior Secured Loans					408,041,228	396,664,234
Preferred Stock—9.67%
Advantage Insurance Inc.(d)(f)(j)(u)	Insurance	8.00% PIK		750,000	11,397,599	8,917,500
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services	13.50%		34,285	34,284,750	34,284,760

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2019

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
KAGY Holding Company, Inc. (AGY Holding Corp.)(c)(d)(g)(u)	Chemicals	20.00% PIK		22,960	$11,053,124	$ —
Red Apple Stores Inc.(c)(g)(h)(k)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					56,735,473	43,202,260
Common Stock—2.43%(c)
Advanced Lighting Technologies, Inc.(f)	Electrical Equipment			149,717	—	—
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services			10,612	10,611,548	10,611,548
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Multiline Retail			8,756,859	6,614,756	—
U.S. Well Services, Inc., Class A(f)(s)	Energy Equipment & Services			115,402	1,154,024	252,730
U.S. Well Services, Inc., Class B(f)(j)(l)	Energy Equipment & Services			4,359,535	—	—
Total Common Stock					18,380,328	10,864,278
Limited Partnership/Limited Liability Company Interests—23.96%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(s)(v)	Diversified Financial Services			96,333,333	96,333,333	90,866,172
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Thrifts & Mortgage Finance			10,875,000	10,875,000	5,646,548
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	828,430
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—
MBS Parent, LLC(c)(n)	Media			546	500,000	448,876
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	5,030,156	—
USWS Holdings, LLC(c)(f)(j)(l)	Energy Equipment & Services			4,359,535	44,914,918	9,284,678
Total Limited Partnership/Limited Liability Company Interests					160,255,334	107,074,704
Equity Warrants/Options—0.02%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Electrical Equipment		expire 10/4/27	2,360	—	—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Internet Software & Services		expire 1/30/29	62,840	100,544	95,670
Marsico Parent Superholdco, LLC(j)	Capital Markets		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					794,994	95,670
TOTAL INVESTMENTS—162.46%					$821,413,698	725,932,291
OTHER ASSETS & LIABILITIES (NET)—(62.46)%						(279,112,352)
NET ASSETS—100.00%						$446,819,939

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2019

(Unaudited)

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at September 30, 2019.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 88.6% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 76.6% of the fair value of such senior secured loans have floors of 0.75% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2019 of all contracts within the specified loan facility.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 30.2% of the Company’s net assets at September 30, 2019. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of September 30, 2019:

Investment	Acquisition Date
CB-HDT Holdings, Inc., Unsecured Debt	12/15/2016
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants	1/30/2019

(k)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2019, approximately 21.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(o)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2019

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 is shown below:

($ in millions)	September 30, 2019	December 31, 2018
Total assets	$439.0	$559.3
Total liabilities	$423.6	$527.3
Total owners' equity	$15.4	$32.0

($ in millions)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Total revenue	$11.6	$17.1	$37.5	$49.4
Net change in owners’ equity resulting from operations	$(3.8)	$(0.8)	$(17.3)	$2.3
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(2.9)	$1.1	$(10.9)	$2.9
Provision for loan loss	$0.5	$1.5	$6.5	$2.3

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
(t)

Unaudited. Effective September 30, 2019, the Company uses Global Industry Classification Standard (“GICS”) codes generally to identify the industry groupings, including for comparative December 31, 2018 data (see Note 5).

(u)

The investment is on non-accrual status as of September 30, 2019 and therefore non-income producing.  At September 30, 2019, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 4.29% and 7.60%, respectively.

(v)

Position or associated portfolio company thereof has an unfunded loan commitment as of September 30, 2019 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2019

(Unaudited)

							Nine Months Ended September 30, 2019
Non-controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at September 30, 2019		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$671,375	$—	$—	$(671,375)	$—		$—	$131	$—	$—
Senior Secured Loan, First Lien	5,141,099	15,707	(39,046)	(576,933)	4,540,827		—	409,824	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	9,052,500	220,480	—	(355,480)	8,917,500		—	—	—	220,480
MBS OpCo LLC:
Senior Secured Loan, First Lien	14,701,500	—	(14,701,500)	—	—	†	—	—	—	—
MBS Parent, LLC:
Limited Liability Co. Interest	304,865	—	(304,865)	—	—	†	—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	—	883,255	—	—	883,255		—	36,749	1,604	—
Senior Secured Loan, First Lien	—	2,208,138	—	—	2,208,138		—	91,873	—	—
Limited Liability Co. Interest	—	753,850	—	74,580	828,430		—	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	1,726,940	—	(1,502,810)	28,600	252,730		(269,226)	—	—	—
Common Stock, Class B	—	—	—	—	—		—	—	—	—
USWS Holdings, LLC:
Limited Liability Co. Interest	25,544,031	—	—	(16,259,353)	9,284,678		—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	(22,461,298)	—	—	†	(79,242)	1,531,520	—	—
Senior Secured Loan, Second Lien	14,958,791	—	(15,109,890)	151,099	—	††	(384,913)	1,423,117	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	17,164,835	—	(11,977,610)	(5,187,225)	—	††	387,994	—	—	—
Totals	$111,727,234	$4,081,430	$(66,097,019)	$(22,796,087)	$26,915,558		$(345,387)	$3,493,214	$1,604	$220,480

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

†	Investment moved from the non-controlled, affiliated category into the non-controlled, non-affiliated category.
††	Investment no longer held as of September 30, 2019.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2019 represents 6.0% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2019

(Unaudited)

						Nine Months Ended September 30, 2019
Controlled Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes	Fair Value at September 30, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$22,959,438	$1,297,190	$—	$(7,081,238)	$17,175,390	$—	$1,314,938	$—	$—
Senior Secured Loan, First Lien	24,021,390	728,648	—	—	24,750,038	—	2,186,189	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	2,276,044	—	—	(2,276,044)	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	91,516,666	—	—	(650,494)	90,866,172	—	—	—	8,669,139
First Boston Construction Holdings, LLC:
Subordinated Debt	40,000,000	3,500,000	—	—	43,500,000	—	3,767,260	8,416	—
Limited Liability Co. Interest	7,324,557	875,000	—	(2,553,009)	5,646,548	—	—	1,287	—
Gordon Brothers Finance Company:
Unsecured Debt	110,689,939	30,950,438	(42,884,997)	—	98,755,380	—	10,728,194	111,647	—
Preferred Stock	33,821,486	463,264	—	10	34,284,760	—	—	6,949	3,503,821
Common Stock	10,611,548	—	—	—	10,611,548	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	16,135,000	—	—	1,383,000	17,518,000	—	1,747,859	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	197,292	—	(197,292)	—	—	—	—	—
Totals	$359,356,068	$38,011,832	$(42,884,997)	$(11,375,067)	$343,107,836	$—	$19,744,440	$128,299	$12,172,960

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

The aggregate fair value of controlled investments at September 30, 2019 represents 76.8% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—4.86%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)(u)	Electrical Equipment	19.41% (L + 1700, 1.00% Floor PIK)	10/4/23	$6,713,746	$2,181,306	$671,375
AGY Holding Corp., Second Lien(g)(j)(p)	Chemicals	11.00%	11/15/20	22,959,438	22,872,091	22,959,438
Total Senior Secured Notes					25,053,397	23,630,813
Unsecured Debt—24.39%
CB-HDT Holdings, Inc.(d)(j)	Aerospace & Defense	12.00% PIK	12/15/19	8,117,338	8,117,338	8,117,338
Gordon Brothers Finance Company(g)(x)	Diversified Financial Services	13.38% (L + 1100, 1.00% Floor)	10/31/21	110,689,939	110,689,939	110,689,939
Total Unsecured Debt					118,807,277	118,807,277
Subordinated Debt—8.21%
First Boston Construction Holdings, LLC(d)(g)(k)(v)	Thrifts & Mortgage Finance	12.00%	2/23/23	40,000,000	40,000,000	40,000,000
Total Subordinated Debt					40,000,000	40,000,000
Senior Secured Loans—59.52%(e)
Advanced Lighting Technologies, Inc., First Lien(f)	Electrical Equipment	9.93% (L + 750, 1.00% Floor)	10/4/22	5,141,099	5,063,699	5,141,099
AGY Holding Corp., First Lien(g)(p)	Chemicals	12.00%	9/15/20	24,021,390	24,021,390	24,021,390
MBS OpCo LLC, First Lien(f)	Media	11.81% (L + 900, 1.00% Floor)	12/29/22	14,850,000	14,850,000	14,701,500
Midwest Physician Administrative Services, LLC, Second Lien	Health Care Providers & Services	9.50% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,875,566	15,000,000
NorthStar Financial Services Group, LLC et al, Second Lien	Capital Markets	10.10% (L + 750, 0.75% Floor)	5/25/26	14,000,000	13,935,042	13,930,000
Outcomes Group Holdings, Inc., Second Lien	Health Care Providers & Services	10.28% (L + 750)	10/26/26	15,000,000	14,963,209	14,962,500

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Paragon Films, Inc., Second Lien	Containers & Packaging	12.44% (L + 1000, 1.00% Floor)	6/9/23	$25,000,000	$24,918,502	$25,312,500
PharmaLogic Holdings Corp., Second Lien(v)	Health Care Equipment & Supplies	10.52% (L + 800)	12/11/23	6,409,561	6,380,652	6,377,515
Red Apple Stores Inc., Second Lien(g)(h)(k)	Multiline Retail	10.00%	7/24/20	23,050,000	23,050,000	16,135,000
St. George Warehousing & Trucking Co. of California, Inc., First Lien	Road & Rail	12.02% (L + 925, 1.00% Floor)	4/28/22	32,742,438	32,742,438	29,959,331
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan	Road & Rail	12.02% (L + 925, 1.00% Floor)	4/28/22	6,709,760	6,709,760	6,139,430
Sur La Table, Inc., First Lien	Specialty Retail	12.00%	7/28/20	30,000,000	30,000,000	29,850,000
United PF Holdings, LLC, First Lien	Diversified Consumer Services	8.35% (L + 600, 1.00% Floor)	11/2/21	19,270,665	19,270,665	18,981,605
United PF Holdings, LLC, Delayed Draw Term Loan(v)	Diversified Consumer Services	8.35% (L + 600, 1.00% Floor)	11/2/21	2,453,653	2,453,653	2,416,848
Vertellus Holdings LLC, First Lien(f)	Chemicals	11.42% (L + 900, 1.00% Floor)	1/31/19	22,461,298	22,461,298	22,461,298
Vertellus Holdings LLC, Second Lien(f)	Chemicals	14.42% (L + 1200, 1.00% Floor)	10/29/21	15,109,890	15,109,890	14,958,791
Westmoreland Resource Partners, LP (Oxford Mining Company, LLC), First Lien(d)(u)(w)	Metals & Mining	16.21% (L + 1350, 0.75% Floor PIK)	12/31/18	28,392,981	26,618,276	5,272,577
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	9.95% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,773,666	24,250,000
Total Senior Secured Loans					322,197,706	289,871,384
Preferred Stock—9.27%
Advantage Insurance Inc.(d)(f)(j)	Insurance	8.00% PIK		750,000	11,177,119	9,052,500
Gordon Brothers Finance Company(g)(x)	Diversified Financial Services	13.50%		33,822	33,821,486	33,821,486
KAGY Holding Company, Inc. (AGY Holding Corp.)(d)(g)(p)(u)	Chemicals	20.00% PIK		22,960	11,053,124	2,276,044
Red Apple Stores Inc.(c)(g)(h)(k)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					56,051,729	45,150,030

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Common Stock—2.53%(c)
Advanced Lighting Technologies, Inc.(f)	Electrical Equipment			149,717	$—	$—
Gordon Brothers Finance Company(g)(x)	Diversified Financial Services			10,612	10,611,548	10,611,548
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)(p)	Chemicals			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Multiline Retail			8,756,859	6,417,464	—
U.S. Well Services, Inc., Class A(f)(s)	Energy Equipment & Services			265,683	2,656,834	1,726,940
U.S. Well Services, Inc., Class B(f)(j)(l)	Energy Equipment & Services			4,359,535	—	—
Total Common Stock					19,685,846	12,338,488
Limited Partnership/Limited Liability Company Interests—29.13%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(v)	Diversified Financial Services			96,333,333	96,333,333	91,516,666
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
First Boston Construction Holdings, LLC(g)(k)(v)	Thrifts & Mortgage Finance			10,000,000	10,000,000	7,324,557
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—
MBS Parent, LLC(c)(f)(o)	Media			546	500,000	304,865
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	5,030,156	—
USWS Holdings, LLC(c)(f)(j)(l)	Energy Equipment & Services			4,359,535	44,914,918	25,544,031
V Global Holdings LLC(c)(f)(n)	Chemicals			12,087,912	11,977,610	17,164,835
Westward Dough Holdings, LLC, Class D(c)(m)	Food & Staples Retailing			114,706	—	—
Total Limited Partnership/Limited Liability Company Interests					170,604,094	141,854,954

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.00%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Electrical Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Capital Markets		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					694,450	—
TOTAL INVESTMENTS—137.91%					$753,094,499	$671,652,946
OTHER ASSETS & LIABILITIES (NET)—(37.91)%						(184,632,792)
NET ASSETS—100.0%						$487,020,154

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at December 31, 2018.
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
(t)

Unaudited. Effective September 30, 2019, the Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings, including for comparative December 31, 2018 data (see Note 5).

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

The interim financial information at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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
(iv)

The fair value of certain investments, comprising in the aggregate, less than 5% of the Company’s net asset value and no more than 15% of total positions held, respectively, may be determined by the Advisor in good faith without the engagement of an independent valuation firm in accordance with the Company’s valuation policy; provided that if only the threshold with respect to the number of all positions valued at zero or immaterial amounts is exceeded, the Advisor may request Board approval to not request a fair valuation from an independent valuation firm for all such positions; and

(v)

The Board of Directors discuss valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Advisor, the respective independent valuation firms (to the extent applicable) and the Audit Committee.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels 1 and 2 of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company is currently evaluating the effect on its consolidated financial statements and related disclosures.

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

Prior year interim information in the Consolidated Statements of Changes in Net Assets has been modified to conform to the current period presentation in accordance with the Regulation S-X changes. The changes in net assets for the nine months ended September 30, 2018 was previously presented as follows:

Nine Months Ended
September 30, 2018
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$35,646,982
Net realized gain (loss)	(74,867,487)
Net change in unrealized appreciation (depreciation) before taxes	64,701,388
Deferred taxes	(2,220,156)
Realized losses on extinguishment of debt	—
Net increase (decrease) in net assets resulting from operations	23,260,727
Distributions to Stockholders from:
Net investment income	(38,716,424)
Capital Share Transactions:
Share issuance - distribution reinvestment	816,549
Equity component of convertible notes	—
Purchases of treasury stock	(13,306,213)
Net increase (decrease) in net assets resulting from capital share transactions	(12,489,664)
Total Increase (Decrease) in Net Assets	(27,945,361)
Net assets at beginning of period	571,099,932
Net assets at end of period	$543,154,571
Capital Share Activity:
Shares issued from reinvestment of distributions	137,523
Purchases of treasury stock	(2,176,621)
Net increase (decrease) in shares outstanding	(2,039,098)

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

For the three and nine months ended September 30, 2019, the Company incurred $3,230,146  and $9,173,908, respectively, in base management fees under the investment management agreement. For the three and nine months ended September 30, 2018, the Company incurred $3,481,000 and $10,644,268, respectively, in base management fees.

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

The payment of any such Incentive Fee based on income otherwise earned by our investment advisor will be deferred if, for the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the Annualized Rate of Return is less than 7.0% of net assets attributable to common stock at the beginning of such four quarter period as adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such four full calendar quarter period, with any deferred Incentive Fees to be carried over for payment in subsequent quarterly calculation periods to the extent such payment can then be made in accordance with the investment management agreement (“Incentive Fee Deferral Provision”).

For the three and nine months ended September 30, 2019, the Company incurred $2,101,954 and $6,628,725, respectively, in Incentive Fees based on income. For the three and nine months ended September 30, 2018, the Company incurred $2,497,266 and $6,153,967, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months, which was subsequently extended to June 30, 2019. BCIA has agreed to honor such waiver. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. For the three months ended September 30, 2019, the Adviser has voluntarily and partially waived incentive fees of $1,229,259, resulting in net incentive fees of $872,695 for the period. For the nine months ended September 30, 2019, the Advisor has waived incentive fees of $5,756,030, resulting in net incentive fees of $872,695 for the period. For the three and nine months ended September 30, 2018, the waiver for incentive fees based on income was $2,497,266 and $6,153,967, respectively, resulting in no net incentive fees based on income incurred by the Company. As of September 30, 2019 and December 31, 2018, there were $872,695 and zero of incentive fees payable based on income, respectively. The payment of Incentive Fee based on income of $872,695 for three months ended September 30, 2019 was deferred pursuant to the Incentive Fee Deferral Provision discussed above.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement at September 30, 2019 and December 31, 2018, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at September 30, 2019 and December 31, 2018.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three and nine months ended September 30, 2019 and 2018 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2019, the Company incurred $87,500 and $262,500, respectively, for such investment advisor expenses. For the three and nine months ended September 30, 2018, the Company incurred $87,500 and $262,500, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and nine months ended September 30, 2019 were zero. Reimbursements to the Advisor for such purposes during the three and nine months ended September 30, 2018 were zero and $280,932, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2019, the Company incurred $330,072 and $1,031,012, respectively, for such administrative services expenses. For the three and nine months ended September 30, 2018, the Company incurred $355,238 and $1,326,216, respectively, for such administrative services expenses.

Advisor Stock Transactions

At September 30, 2019 and December 31, 2018, BCIA did not own any shares of the Company. Other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(12,692,143)	$20,004,954	$(5,312,859)	$23,260,727
Weighted average shares outstanding – basic	68,836,255	71,008,615	68,836,702	71,892,278
Earnings (Loss) per share – basic:	$(0.18)	$0.28	$(0.08)	$0.32
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(12,692,143)	$20,004,954	$(5,312,859)	$23,260,727
Adjustments for interest on unsecured convertible senior notes(1)	—	2,233,880	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(12,692,143)	$22,238,834	$(5,312,859)	$23,260,727
Weighted average shares outstanding – diluted(1)	68,836,255	88,002,352	68,836,702	71,892,278
Earnings (Loss) per share – diluted:	$(0.18)	$0.25	$(0.08)	$0.32

(1)	No adjustments for interest or incremental shares were included because the effect would be antidilutive for 2019 periods and nine months ended September 30, 2018.

5. Investments

Purchases of investments, including PIK, for the three and nine months ended September 30, 2019 totaled $66,792,770 and $230,426,737, respectively. Purchases of investments, including PIK, for the three and nine months ended September 30, 2018 totaled $70,706,179 and $276,533,496, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2019 totaled $37,378,162 and $138,611,906, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2018 totaled $74,464,713 and $243,774,902, respectively.

At September 30, 2019, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$26,350,586	$17,175,390
Unsecured debt	107,355,755	107,355,755
Subordinated debt	43,500,000	43,500,000
Senior secured loans:
First lien	247,401,965	242,675,713
Second/other priority lien	160,639,263	153,988,521
Total senior secured loans	408,041,228	396,664,234
Preferred stock	56,735,473	43,202,260
Common stock	18,380,328	10,864,278
Limited partnership/limited liability company interests	160,255,334	107,074,704
Equity warrants/options	794,994	95,670
Total investments	$821,413,698	$725,932,291

At December 31, 2018, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$25,053,397	$23,630,813
Unsecured debt	118,807,277	118,807,277
Subordinated debt	40,000,000	40,000,000
Senior secured loans:
First lien	184,191,179	158,945,078
Second/other priority lien	138,006,527	130,926,306
Total senior secured loans	322,197,706	289,871,384
Preferred stock	56,051,729	45,150,030
Common stock	19,685,846	12,338,488
Limited partnership/limited liability company interests	170,604,094	141,854,954
Equity warrants/options	694,450	—
Total investments	$753,094,499	$671,652,946

Industry Composition

As of September 30, 2019, the Company uses Global Industry Classification Standard (“GICS”) generally to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio at fair value at September 30, 2019 and December 31, 2018 by GICS.

Industry	September 30, 2019	December 31, 2018
Diversified Financial Services	32.8%	36.7%
Chemicals	8.2	15.5
Thrifts & Mortgage Finance	6.8	7.0
Health Care Equipment & Supplies	6.7	4.6
Road & Rail	6.2	5.4
Health Care Providers & Services	4.0	4.5
Energy Equipment & Services	3.5	4.1
Specialty Retail	2.9	4.4
Containers & Packaging	2.9	3.8
Media	2.7	2.2
Software	2.7	—
Multiline Retail	2.4	2.4
Tobacco Related	2.4	—
Professional Services	2.3	—
Internet Software & Services	2.2	—
Aerospace & Defense	2.1	1.2
Textile, Apparel & Luxury Goods	2.1	—
Capital Markets	1.5	2.1
Insurance	1.2	1.2
Internet & Catalog Retail	1.1	—
Construction Materials	0.9	—
Diversified Telecommunication Services	0.7	—
Health Care Technology	0.6	—
Electrical Equipment	0.6	0.9
Metals & Mining	0.5	0.8
Diversified Consumer Services	—	3.2
Totals	100.0%	100.0%

The following table shows the industry composition of the portfolio at fair value at September 30, 2019 and December 31, 2018 by previously used industry classification system.

Industry	September 30, 2019	December 31, 2018
Finance	39.6%	43.8%
Services: Business	10.3	6.5
Healthcare & Pharmaceuticals	9.4	6.8
High Tech Industries	8.8	—
Chemicals, Plastics, & Rubber	8.2	15.4
Retail	5.3	6.8
Transportation: Cargo	4.7	5.4
Consumer Goods: Non-Durable	4.4	—
Containers, Packaging, & Glass	2.9	3.8
Energy: Oil & Gas	1.3	4.1
Insurance	1.2	1.3
Aerospace & Defense	1.2	1.2
Construction & Building	0.9	—
Media: Broadcasting & Subscription	0.7	—
Capital Equipment	0.6	0.9
Metals & Mining	0.5	0.8
Services: Consumer	—	3.2
Consumer Goods: Durable	—	—
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2019 was United States 97.1%, and Canada 2.9%, and at December 31, 2018 was United States 97.6%, and Canada 2.4%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $133.3 million of equity to Senior Loan Partners, with the Company providing $113.3 million and Windward providing $20.0 million. As of September 30, 2019, Senior Loan Partners had called and received $113.3 million of combined equity capital, of which the Company funded $96.3 million and Windward funded $17.0 million. As a result, remaining commitments from the Company and Windward as of September 30, 2019 were $17.0 million and $3.0 million, respectively. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

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

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2023. Senior Loan Funding II, as applicable, has made certain customary representations and warranties, and is required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Funding II was not in default with any covenants or requirements thereunder as of September 30, 2019.

As of September 30, 2019, $217.5 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $52.5 million. The average outstanding debt balance during the three and nine months ended September 30, 2019 was $217.5 million and $234.7 million, respectively. Under the New Senior Facility the maximum amount borrowed during the three and nine months ended September 30, 2019 was $217.5 million and $252.0 million. During the three and nine months ended September 30, 2019, $2.6 million and $8.6 million of interest expense and other debt related expenses were incurred, respectively.

As of September 30, 2019, Senior Loan Partners had total investments at fair value of $284.6 million, comprised of senior secured first lien loans, delayed draw term loans and revolving term loans to a total of 24 borrowers. As of September 30, 2019, none of these loans were on non-accrual status. Purchases of investments for the nine months ended September 30, 2019 were $19.1 million. Proceeds from investment sales, prepayments or exits for the nine months ended September 30, 2019 were $71.2 million. Additionally, Senior Loan Partners had unfunded commitments to four borrowers totaling $5.1 million. The aggregate fair value of the unfunded commitments at September 30, 2019 was $4.9 million. The weighted average yield of the portfolio at its current cost basis as of September 30, 2019 and December 31, 2018 was 6.91% and 7.49%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of September 30, 2019:

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	6.06% (L + 400)	10/11/25	$11,940,000	$11,913,930	$11,925,075
AP Exhaust Acquisition, LLC, First Lien Term Loan	Auto Components	7.18% (L + 500,1.00% Floor)	5/10/24	13,440,625	13,264,286	9,999,825
AP Plastics Group, LLC, First Lien Term Loan	Chemicals	7.35% (L + 525,1.00% Floor)	8/1/22	10,113,048	10,068,388	10,113,048
BARBRI, Inc., First Lien Term Loan	Diversified Consumer Services	6.46% (L + 425,1.00% Floor)	12/1/23	11,148,649	11,110,749	11,037,162
Crown Paper Group Inc., First Lien Term Loan	Paper & Forest Products	6.79% (L + 475,1.00% Floor)	4/3/24	19,921,355	19,765,720	19,821,748
Dunn Paper, Inc., First Lien Term Loan	Paper & Forest Products	6.79% (L + 475,1.00% Floor)	8/26/22	7,069,610	7,031,815	6,998,914
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.29% (L + 425,1.00% Floor)	9/8/24	14,787,343	14,769,406	14,639,470
ENC Holding Corporation, First Lien Term Loan	Road & Rail	6.10% (L + 400,1.00% Floor)	5/30/25	9,882,143	9,861,907	9,717,408
F.M.I. Intermediate Holdings, LLC, First Lien Term Loan	Aerospace & Defense	6.10% (L + 400)	10/9/25	1,113,196	1,110,339	1,068,668
Golden West Packaging Group, LLC, First Lien Term Loan	Containers & Packaging	7.29% (L + 525,1.00% Floor)	6/20/23	17,959,238	17,899,905	17,914,340
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food Products	5.81% (L + 375,1.00% Floor)	8/22/25	14,850,000	14,787,091	14,664,375
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Trading Companies & Distributors	7.11% (L + 500,1.00% Floor)	3/10/24	1,828,258	1,822,474	1,828,258
MHE Intermediate Holdings LLC, First Lien Term Loan	Trading Companies & Distributors	7.10% (L + 500,1.00% Floor)	3/10/24	10,167,500	10,101,724	10,167,501
MSHC, Inc. (Service Logic), Delayed Draw Term Loan	Construction & Engineering	6.29% (L + 425,1.00% Floor)	7/31/23	3,699,617	3,682,228	3,681,120

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans - (continued)
MSHC, Inc. (Service Logic), First Lien Term Loan	Construction & Engineering	6.29% (L + 425,1.00% Floor)	7/31/23	$19,587,817	$19,519,773	$19,489,878
National Spine and Pain Centers, LLC, First Lien Term Loan	Health Care Providers & Services	6.54% (L + 450,1.00% Floor)	6/2/24	9,775,000	9,742,309	9,212,938
NGS US FINCO, LLC, First Lien Term Loan	Gas Utilities	6.29% (L + 425,1.00% Floor)	10/1/25	9,925,000	9,882,391	9,900,188
NSM Sub Holdings Corp., Revolving Term Loan	Health Care Providers & Services	9.75% (P + 475,1.00% Floor)	10/3/22	391,300	391,300	391,300
NSM Sub Holdings Corp., Delayed Draw Term Loan	Health Care Providers & Services	7.95% (L + 575,1.00% Floor)	10/3/22	2,140,693	2,126,197	2,140,693
NSM Sub Holdings Corp., First Lien Term Loan	Health Care Providers & Services	7.85% (L + 575,1.00% Floor)	10/3/22	14,777,054	14,701,693	14,777,054
On Location Events, LLC, First Lien Term Loan	Leisure Products	7.05% (L + 500,1.00% Floor)	9/29/21	19,489,164	19,358,873	19,489,164
Premise Health Holding Corp., Delayed Draw Term Loan(3)	Health Care Providers & Services	5.60% (L + 350)	7/10/25	—	(1,436)	—
Premise Health Holding Corp., First Lien Term Loan	Health Care Providers & Services	5.60% (L + 350)	7/10/25	7,181,631	7,151,398	7,079,867
Pretium Packaging, LLC, First Lien Term Loan	Containers & Packaging	7.12% (L + 500,1.00% Floor)	11/14/23	14,775,001	14,689,141	14,627,251
Protective Industrial Products, Inc., Delayed Draw Term Loan	Commercial Services & Supplies	6.55% (L + 450,1.00% Floor)	1/31/24	2,608,696	2,584,826	2,582,609
Protective Industrial Products, Inc., First Lien Term Loan	Commercial Services & Supplies	6.54% (L + 450,1.00% Floor)	1/31/24	13,344,800	13,277,299	13,211,352
PVHC Holding Corp., Delayed Draw Term Loan(3)	Containers & Packaging	6.85% (L + 475)	8/3/24	—	(6,850)	—
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	6.85% (L + 475)	8/3/24	10,523,700	10,480,667	9,787,041
Q Holding Company, First Lien Term Loan	Chemicals	7.04% (L + 500,1.00% Floor)	12/31/23	9,720,102	9,674,435	9,647,201
Research Now Group, LLC, First Lien Term Loan	Commercial Services & Supplies	7.75% (L + 550,1.00% Floor)	12/20/24	4,476,286	4,431,417	4,483,269
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	7.70% (L + 550,1.00% Floor)	6/28/24	278,629	270,704	276,539
TLE Holdings, LLC, First Lien Term Loan	Professional Services	7.70% (L + 550,1.00% Floor)	6/28/24	3,950,380	3,917,541	3,920,749
Total					$289,381,640	$284,594,005

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 89.5% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2019 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(3)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(4)	Unaudited. Effective September 30, 2019, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.

Below is certain summarized financial information for Senior Loan Partners as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018:

Selected Balance Sheet Information

	September 30, 2019	December 31, 2018
Investments at fair value (cost of $289,381,640 and $341,501,170)	$284,594,005	$339,983,604
Cash and cash equivalents	39,204,850	14,340,425
Receivable for investments sold	1,320,000	—
Other assets	3,745,446	3,725,941
Total assets	$328,864,301	$358,049,970
Debt	217,504,560	245,549,646
Distribution payable	3,170,904	260,047
Interest and credit facility fees payable	824,013	933,856
Other accrued expenses and payables	463,445	524,304
Total liabilities	$221,962,922	$247,267,853
Members’ equity	106,901,379	110,782,117
Total liabilities and members’ equity	$328,864,301	$358,049,970

Selected Statement of Operations Information

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Total investment income	$5,969,219	$5,101,216	$19,462,783	$14,205,851
Interest and credit facility fees	2,643,948	2,230,432	8,630,341	5,905,256
Other fees and expenses	154,367	205,386	633,451	900,319
Total expenses	$2,798,315	$2,435,818	$9,263,792	$6,805,575
Net realized and unrealized appreciation (depreciation)	(2,209,319)	(937,864)	(3,880,742)	(1,006,299)
Net increase in members' capital	$961,585	$1,727,534	$6,318,249	$6,393,977

For the three and nine months ended September 30, 2019, the Company’s share of net investment income from Senior Loan Partners was $2.7 million and $8.7 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. The Company’s dividend income from Senior Loan Partners for the three and nine months ended September 30, 2018 was $2.3 million and $6.6 million, respectively. As of September 30, 2019 and December 31, 2018, $2.7 million and $0.2 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2019 and December 31, 2018.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2019 and December 31, 2018 represents 0.02% and zero of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2019 and December 31, 2018 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage was 258% and 354%, respectively.

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which extended the commitment termination date on the Credit Facility to June 5, 2021 and the maturity date to June 5, 2022. On March 15, 2018, the Company entered into a Third Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which (i) permanently reduces the aggregate amount of multicurrency commitments under the Credit Facility from $440,000,000 to $400,000,000 and (ii) reduces the amount of shareholders’ equity required under the Credit Facility from $500,000,000 plus 25% of net proceeds from the sale of equity interests to $450,000,000 plus 25% of net proceeds from the sale of equity interests. On August 30, 2019, the Company entered into a Fourth Amendment to the Second Amended and Restated Senior Secured Revolving Credit Facility which (i) permanently reduces the aggregate amount of multicurrency commitments under the Credit Facility from $400,000,000 to $340,000,000 and (ii) reduces the amount of shareholders’ equity required under the Credit Facility from $450,000,000 plus 25% of net proceeds from the sale of equity interests to $375,000,000 plus 25% of net proceeds from the sale of equity interests after August 30, 2019.

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

The Company’s outstanding debt as of September 30, 2019 and December 31, 2018 was as follows:

	As of
	September 30, 2019					December 31, 2018
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$340,000,000	(2)	$137,400,000	$137,400,000		$400,000,000	(2)	$49,000,000	$49,000,000
2022 Convertible Notes	143,750,000		143,750,000	138,720,037	(3)	143,750,000		143,750,000	137,397,728	(4)
	$483,750,000		$281,150,000	$276,120,037		$543,750,000		$192,750,000	$186,397,728

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,496,267 and $2,533,696, respectively, as of September 30, 2019.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,124,307 and $3,227,965, respectively, as of December 31, 2018.

At September 30, 2019, the Company had $137,400,000 drawn on the Credit Facility as compared to $49,000,000 at December 31, 2018. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $202,600,000 at September 30, 2019 and $351,000,000 at December 31, 2018. The Company’s average outstanding debt balance during the three months ended September 30, 2019 and 2018 was $287,867,590 and $236,116,610, respectively. The maximum amounts borrowed during the three months ended September 30, 2019 and 2018 were $309,566,889 and $261,367,504, respectively. The Company’s average outstanding debt balance during the nine months ended September 30, 2019 and 2018 was $236,444,654 and $242,411,852, respectively. The maximum amounts borrowed during the nine months ended September 30, 2019 and 2018 were $309,566,889 and $329,042,847, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and nine months ended September 30, 2019 was 5.64% and 6.01%, respectively, exclusive of commitment fees of $220,190 and $841,548, respectively. The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and nine months ended September 30, 2018 was 5.80% and 5.81%, respectively, exclusive of commitment fees of $291,552 and $899,855, respectively. Amortization of $398,894 and $1,193,754 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and nine months ended September 30, 2019. Amortization of $404,018 and $1,245,273 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and nine months ended September 30, 2018. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At September 30, 2019, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On April 30, 2018, the Company’s Board of Directors authorized an additional 2,500,000 shares for repurchase, effective July 1, 2018 until the earlier of June 30, 2019 or such time that all of the authorized shares have been repurchased. Any amount of shares authorized for repurchase by the Board of Directors on April 30, 2018 that remains unpurchased after June 30, 2019 will no longer be authorized for repurchase. On October 30, 2018, the Company’s Board of Directors authorized an additional 3,000,000 shares for repurchase until the earlier of October 28, 2019, or such that all of the authorized shares have been repurchased. On the same date, the Company’s Board of Directors extended the authorization period of the 1,218,577 shares which remained unpurchased from their April 30, 2018 authorization from June 30, 2019 to October 28, 2019, bringing the total authorized shares to 4,218,577. As of September 30, 2019, 3,320,309 shares remained authorized for repurchase (see Note 12).

During the three and nine months ended September 30, 2019, the Company purchased a total of zero and 85,543 shares of its common stock on the open market for zero and $469,227, respectively, including brokerage commissions. During the three and nine months ended September 30, 2018, the Company purchased a total of 108,134 shares and 2,176,621 shares, respectively, of its common stock on the open market for $648,873 and $13,306,213, respectively, including brokerage commissions. Since inception of the original repurchase plan through September 30, 2019, the Company has purchased 9,025,032 shares of its common stock on the open market for $62,669,255, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the three and nine months ended September 30, 2019, declared distributions to common stockholders were $9,637,075 and $34,418,126, respectively. For the three and nine months ended September 30, 2018, declared distributions to common stockholders were $12,782,870 and $38,716,424, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2). For the three and nine months ended September 30, 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $971,119 and $2,959,681 (through purchase of shares in the open market), respectively. For the three and nine months ended September 30, 2018, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $819,666 (through purchase of shares in the open market) and $2,499,516 (through issuance of new shares and purchase of shares in the open market), respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2019 and December 31, 2018. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2019 and December 31, 2018, the Company was obligated to existing portfolio companies for unfunded commitments of $24.8 million and $39.6 million, respectively. Of the $24.8 million total unfunded commitments at September 30, 2019, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at September 30, 2019 and December 31, 2018 was $23.8 million and $38.2 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$137,400,000	$128,469,000	$49,000,000	$45,815,000
2022 Convertible Notes	138,720,037	143,750,000	137,397,728	140,515,625
Total	$276,120,037	$272,219,000	$186,397,728	$186,330,625

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at September 30, 2019 and December 31, 2018 in determining such fair values:

		Fair Value Inputs at September 30, 2019
	Fair Value at September 30, 2019	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$17,175,390	$—	$—	$17,175,390
Unsecured debt	107,355,755	—	—	107,355,755
Subordinated debt	43,500,000	—	—	43,500,000
Senior secured loans	396,664,234	—	27,963,387	368,700,847
Preferred stock	43,202,260	—	—	43,202,260
Common stock	10,864,278	252,730	—	10,611,548
Limited partnership/limited liability company interests	16,208,532	—	—	16,208,532
Equity warrants/options	95,670	—	—	95,670
Investment measured at net asset value(1)	90,866,172	—	—	—
Total investments	725,932,291	252,730	27,963,387	606,850,002
Cash and cash equivalents	3,407,997	3,407,997	—	—
Total	$729,340,288	$3,660,727	$27,963,387	$606,850,002

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

The valuation techniques used at September 30, 2019 and December 31, 2018 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the three months ended September 30, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2019	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2019
Senior secured notes	$23,841,070	$11,819	$—	$(6,677,499)	$—	$—	$—	$17,175,390
Unsecured debt	108,591,125	—	—	—	3,176,666	(4,412,036)	—	107,355,755
Subordinated debt	41,750,000	—	—	—	1,750,000	—	—	43,500,000
Senior secured loans	314,921,982	159,783	(464,155)	122,656	59,936,104	(20,600,523)	14,625,000	368,700,847
Preferred stock	43,232,250	—	—	(29,990)	—	—	—	43,202,260
Common stock	10,611,548	—	—	—	—	—	—	10,611,548
Limited partnership/LLC Interest	41,027,995	—	387,994	(13,279,353)	437,500	(12,365,604)	—	16,208,532
Equity warrants/options	102,360	—	—	(6,690)	—	—	—	95,670
Total investments	$584,078,330	$171,602	$(76,161)	$(19,870,876)	$65,300,270	$(37,378,163)	$14,625,000	$606,850,002

The following is a reconciliation for the nine months ended September 30, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2018	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2019
Senior secured notes	$23,630,813	$34,420	$—	$(7,752,613)	$1,262,770	$—	$—	$17,175,390
Unsecured debt	118,807,277	—	—	—	31,433,475	(42,884,997)	—	107,355,755
Subordinated debt	40,000,000	—	—	—	3,500,000	—	—	43,500,000
Senior secured loans	289,871,384	374,502	(24,242,257)	21,358,870	181,287,465	(84,986,617)	(14,962,500)	368,700,847
Preferred stock	45,150,030	—	—	(2,631,515)	683,745	—	—	43,202,260
Common stock	10,611,548	—	13,598	—	—	(13,598)	—	10,611,548
Limited partnership/LLC Interest	141,854,954	—	387,995	(23,780,996)	1,628,850	(12,365,605)	(91,516,666)	16,208,532
Equity warrants/options	—	—	—	(4,874)	100,544	—	—	95,670
Total investments	$669,926,006	$408,922	$(23,840,664)	$(12,811,128)	$219,896,849	$(140,250,817)	$(106,479,166)	$606,850,002

The following is a reconciliation for the three months ended September 30, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2018	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2018
Senior secured notes	$24,035,447	$11,731	$—	$445,860	$—	$—	$—	$24,493,038
Unsecured debt	97,572,375	—	—	—	38,843,572	(14,965,629)	—	121,450,318
Subordinated debt	40,000,000	—	—	—	—	—	—	40,000,000
Senior secured loans	380,659,566	440,653	—	(4,028,248)	24,992,466	(39,227,619)	—	362,836,818
Preferred stock	55,649,719	—	—	10,022,480	2,646,319	(15,000,000)	—	53,318,518
Common stock	15,398,940	—	(2,647,230)	2,529,948	129,890	(4,800,000)	—	10,611,548
Limited partnership/ LLC Interest	162,954,894	—	—	997,163	4,210,144	(225,333)	—	167,936,868
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$776,270,941	$452,384	$(2,647,230)	$9,967,203	$70,822,391	$(74,218,581)	$—	$780,647,108

The following is a reconciliation for the nine months ended September 30, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at September 30, 2018
Senior secured notes	$23,250,661	$71,445	$—	$(26,006)	$1,196,938	$—	$—	$24,493,038
Unsecured debt	95,266,709	—	(50,527,163)	50,527,163	68,963,022	(42,779,413)	—	121,450,318
Subordinated debt	29,600,000	—	—	—	10,400,000	—	—	40,000,000
Senior secured loans	404,219,616	1,033,566	(26,117,431)	9,995,177	154,972,526	(181,266,636)	—	362,836,818
Preferred stock	59,622,456	—	—	(5,509,628)	14,205,690	(15,000,000)	—	53,318,518
Common stock	16,206,829	—	(2,648,230)	2,048,114	129,890	(5,125,055)	—	10,611,548
Limited partnership/ LLC Interest	129,774,536	—	6,018,435	7,874,981	31,812,226	(7,543,310)	—	167,936,868
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$757,940,807	$1,105,011	$(73,274,389)	$64,909,801	$281,680,292	$(251,714,414)	$—	$780,647,108

There were transfers between Levels of $14,625,000 and $106,479,166 during the three and nine months ended September 30, 2019, respectively. There were no transfers between Levels during the three and nine months ended September 30, 2018. Transfers between levels are recognized as of the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2019 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(17,656,074) and $(29,249,858), respectively. Net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2018 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $7,715,785 and $(10,122,737), respectively.

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the comparable guideline public companies. The independent valuation firms select a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The independent valuation firms select percentages from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2019 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	8.50x	9.50x	9.00x
Unsecured debt	7.38x	7.80x	7.59x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	7.50x	8.63x	8.06x
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	2.69x	4.81x	3.75x
Equity warrants/options(1)	n/a	n/a	n/a
Market Yields:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.74%	11.67%	11.17%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.04x	1.14x	1.09x
Subordinated debt	0.85x	0.95x	0.90x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.02x	1.14x	1.08x
Common stock	1.04x	1.14x	1.09x
Limited partnerships/LLC interest	0.85x	0.95x	0.90x
Equity warrants/options	n/a	n/a	n/a
Liquidity Discount:
Limited partnerships/LLC interest	5.50%	5.50%	5.50%
Indicative Bid Quotes:
Senior secured loans	1	1	1

(1)

The aggregate fair value of warrants and options as of September 30, 2019 represents 0.02% of the Company’s net assets. The range of significant unobservable inputs for warrants and options were as follows:

Equity warrants/options	Low	High	Weighted Average
Option Pricing Model:
Revenue Multiple	3.25x	3.75x	3.50x
Implied Volatility	50.0%	60.0%	55.0%
Term	1.5 years	2.5 years	2 years

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Per Share Data:
Net asset value, beginning of period	$7.07	$7.83
Net investment income	0.47	0.50
Net realized and unrealized gain (loss)	(0.55)	(0.15)
Deferred taxes	—	(0.03)
Total from investment operations	(0.08)	0.32
Distributions to stockholders from net investment income	(0.50)	(0.54)
Purchases of treasury stock at prices below net asset value	—	0.05
Net increase (decrease) in net assets	(0.58)	(0.17)
Net asset value, end of period	$6.49	$7.66
Market price, end of period	$5.01	$5.90
Total return(1)	3.27%	3.45%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	4.24%	3.90%
Ratio of interest and other debt related expenses to average net assets(2)	3.20%	2.77%
Ratio of total expenses to average net assets(2)(3)	7.44%	6.67%
Ratio of net investment income to average net assets(2)	9.01%	8.64%
Net assets, end of period	$446,819,939	$543,154,571
Average debt outstanding	$236,444,654	$242,411,852
Weighted average shares outstanding	68,836,702	71,892,278
Average debt per share(4)	$3.43	$3.37
Portfolio turnover	20%	31%
Yield on total portfolio at cost	9.43%	10.30%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 5.85% and 5.39% for the nine month periods ended September 30, 2019, and September 30, 2018, respectively.  The ratio of total expenses to average net assets would be 9.05% and 8.16% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On October 29, 2019, the Company’s Board of Directors declared a distribution of $0.14 per share, payable on January 8, 2020 to stockholders of record at the close of business on December 18, 2019.

On October 29, 2019, the Company’s Board of Directors approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act (“SBCAA”). As a result, effective on October 29, 2020 (unless the Company receives earlier stockholder approval), the Company’s asset coverage requirement will be reduced from 200% to 150%.

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all of the authorized shares have been repurchased. Also on October 29, 2019, the 3,320,309 shares unpurchased from the October 30, 2018 authorization expired.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2019, approximately 21.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At September 30, 2019:

Investment portfolio, at fair value: $725.9 million

Net assets: $446.8 million

Indebtedness, excluding deferred financing costs: $278.7 million

Net asset value per share: $6.49

Portfolio Activity for the Three Months Ended September 30, 2019:

Cost of investments during period, including PIK: $66.8 million

Sales, repayments and other exits during period: $37.4 million

Number of portfolio companies at end of period: 43

Operating Results for the Three Months Ended September 30, 2019:

Net investment income per share: $0.14

Distributions declared per share: $0.14

Basic earnings (loss) per share: $(0.18)

Net investment income: $9.6 million

Net realized and unrealized gain (loss): $(22.3) million

Net increase (decrease) in net assets from operations: $(12.7) million

Net investment income per share, as adjusted1: $0.14

Basic earnings (loss) per share, as adjusted1: $(0.18)

Net investment income, as adjusted1: $9.6 million

Net increase (decrease) in net assets from operations, as adjusted1: $(12.7) million

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

Portfolio and investment activity

We invested approximately $66.8 million during the three months ended September 30, 2019. The new investments consisted of senior secured loans secured by first lien ($52.8 million, or 79.1%), senior secured loans secured by second lien ($8.7 million, or 13.0%), unsecured or subordinated debt securities ($4.9 million, or 7.3%), and equity securities ($0.4 million, or 0.6%). Additionally, we received proceeds from sales/repayments and other exits of approximately $37.4 million during the three months ended September 30, 2019.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At September 30, 2019, our portfolio of $725.9 million (at fair value) consisted of 43 portfolio companies and was invested 55% in senior secured loans, 21% in unsecured or subordinated debt securities, 22% in equity investments, and 2% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $22.8 million at September 30, 2019. Our largest portfolio company investment at fair value was approximately $98.8 million and our five largest portfolio company investments at fair value comprised approximately 41% of our portfolio at September 30, 2019. At December 31, 2018, our portfolio of $671.7 million (at fair value) consisted of 27 portfolio companies and was invested 43% in senior secured loans, 23% in unsecured or subordinated debt securities, 30% in equity investments and 4% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $34.1 million at December 31, 2018. Our largest portfolio company investment by value was approximately $110.7 million and our five largest portfolio company investments by value comprised approximately 46% of our portfolio at December 31, 2018.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At September 30, 2019, our top three industry concentrations at fair value consisted of Diversified Financial Services (32.8%), Chemicals (8.2%) and Thrifts & Mortgage Finance (6.8%). At December 31, 2018, our top three industry concentrations at fair value consisted of Diversified Financial Services (36.7%), Chemicals (15.5%) and Thrifts & Mortgage Finance (7.0%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Fair Market Value	Cost	Fair Market Value	Cost
Total portfolio	10.4%	9.4%	10.5%	9.7%
Senior secured loans	10.3%	10.3%	11.0%	10.3%
Other debt securities	11.4%	10.8%	12.7%	12.6%
Debt and income producing equity securities	11.0%	10.8%	11.5%	11.1%

For the three and nine months ended September 30, 2019, the total return based on net asset value was (2.1)% and 0.1%, respectively. For the three and nine months ended September 30, 2019, the total return based on market price was (14.5)% and 3.3%, respectively. For the three and nine months ended September 30, 2018, the total return based on net asset value was 4.3% and 6.9%, respectively, and the total return based on market price was 4.2% and 3.5%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.38 at September 30, 2019 and 1.44 at December 31, 2018. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Grade 1	$535,607,189	$457,652,705
Grade 2	144,164,819	159,795,245
Grade 3	8,917,500	29,850,000
Grade 4	37,242,783	24,354,996
Not Rated	—	—
Total investments	$725,932,291	$671,652,946

Results of operations

Results comparisons for the three months ended September 30, 2019 and 2018.

Investment income

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Investment Income:
Interest and fees on senior secured loans	$11,058,774	$11,121,494
Interest and fees on other debt securities	4,961,239	5,944,248
Interest earned on short-term investments, cash equivalents	32,143	33,915
Dividends and fees on equity securities	3,878,732	3,909,248
Other income	25,296	—
Total investment income	$19,956,184	$21,008,905

Total investment income for the three months ended September 30, 2019 decreased $1.1 million, or 5.0%, as compared to the three months ended September 30, 2018. Excluding fee income and other income, total investment income decreased by approximately 4.4%, primarily due to an increase in non-accrual investments, at amortized cost, from 1.4% at September 30, 2018 to 5.9% of total portfolio at September 30, 2019, partially offset by an increase of 4.0% in average investment portfolio at amortized cost for the comparative periods.

Expenses

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Expenses:
Base management fees	$3,230,146	$3,481,000
Incentive management fees	2,101,954	2,497,266
Interest and credit facility fees	4,312,944	3,743,694
Professional fees	814,820	212,430
Administrative services	330,072	355,238
Director fees	185,250	181,000
Investment advisor expenses	87,500	87,500
Other	485,682	461,711
Total expenses, before incentive management fee waiver	11,548,368	11,019,839
Incentive management fee waiver	(1,229,259)	(2,497,266)
Expenses, net of incentive management fee waiver	$10,319,109	$8,522,573

Total expenses, net of incentive management fee waiver, increased $1.8 million, or 21.1%, for the three months ended September 30, 2019 from comparable period in 2018, primarily due to the increase in net incentive fees based on income, professional fees and interest and credit facility fees discussed below and partially offset by decrease in base management fees.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income from March 7, 2017 to June 30, 2019. For the three months ended September 30, 2019, the Company has incurred a net incentive fee of $0.9 million for the three months ended September 30, 2019 after a voluntary partial waiver of $1.2 million (see Note 3 to the consolidated financial statements), as compared to net incentive fee of zero for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, there was no incentive management fees based on gains incurred (see Note 3 to the consolidated financial statements).

Professional fees increased approximately $0.6 million for the three months ended September 30, 2019 from comparable period in 2018, primarily due to below-average legal expenses incurred in the 2018 period.

Interest and credit facility fees increased approximately $0.6 million for the three months ended September 30, 2019 from comparable period in 2018, primarily due to higher average debt outstanding in 2019 (see Note 7 to the consolidated financial statements).

Net investment income

Net investment income was $9.6 million and $12.5 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $2.9 million was due to $1.1 million decline in total investment income and $1.8 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the three months ended September 30, 2019 was approximately $(0.1) million, due to the exit of our second lien debt and equity investments in Vertellus Holdings LLC or V Global LLC (“Vertellus”), and the partial sale of our first lien debt investment in Vertellus. Net realized gain (loss) for the three months ended September 30, 2018 was $(2.2) million, primarily as a result of the sale of equity investments in CB-HDT Holdings, Inc., partially offset by a gain relating to Bankruptcy Management Solutions, Inc.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2019 and 2018, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $(22.3) million and a decrease in net unrealized depreciation of $10.1 million, respectively. The increase in net unrealized depreciation for the three months ended September 30, 2019 was primarily due to i) $(17.9) million increase in depreciation in our equity investment in U.S. Well Services, and debt investment in AGY Holding Corp., and ii) $(2.1) million reversal of previously recognized net unrealized appreciation due to the exit of our second lien debt and equity investments in Vertellus. The decrease in net unrealized depreciation for the three months ended September 30, 2018 was primarily due to i) $13.0 million appreciation in our preferred stock investment in KAGY Holding Company, Inc. and equity investment in U.S. Well Services, LLC and ii) $2.3 million reversal of previously recognized unrealized depreciation due to dispositions or exit, mainly related to sale of CB-HDT Holdings, Inc. common stock, partially offset by iii) net depreciation of $5.2 million in our investments in other portfolio companies.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended September 30, 2019 and 2018 was $(12.7) million and $20.0 million, respectively. As compared to the prior period, the decrease is reflective of a decrease in net investment income of $2.9 million period-over-period, as well as a net realized and unrealized gain (loss) of $(22.3) million for the current period, as compared to $7.5 million of net realized and unrealized gain (loss) for the three months ended September 30, 2018 including deferred taxes of $(0.4) million related to unrealized gain in a taxable subsidiary.

Results comparisons for the nine months ended September 30, 2019 and 2018.

Investment income

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Investment Income:
Interest and fees on senior secured loans	$29,725,885	$35,318,622
Interest and fees on other debt securities	16,673,755	15,919,692
Interest earned on short-term investments, cash equivalents	95,395	102,548
Dividends and fees on equity securities	12,401,677	11,809,291
Other income	30,371	—
Total investment income	$58,927,083	$63,150,153

Total investment income for the nine months ended September 30, 2019 decreased $4.2 million, or 6.7%, as compared to the nine months ended September 30, 2018. Excluding fee income and other income, total investment income decreased by approximately 6.4%, primarily attributable to i) a decrease of 3.1% in average investment portfolio for the nine months ended September 30, 2019, at amortized cost, as compared to the nine months ended September 30, 2018, and ii) an increase in average non-accrual status investments, at amortized cost, from 0.9% for nine months ended September 30, 2018 to 4.8% of total portfolio for nine months ended September 30, 2019. The decrease in portfolio size is primarily due to dispositions in the fourth quarter of 2018, the impact of which was partially offset by higher dividend income in 2019.

Expenses

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Expenses:
Base management fees	$9,173,908	$10,644,268
Incentive management fees	6,628,725	6,153,967
Interest and credit facility fees	11,466,706	11,441,909
Professional fees	1,783,336	1,564,350
Administrative services	1,031,012	1,326,216
Director fees	553,250	546,000
Investment advisor expenses	262,500	262,500
Other	1,512,742	1,717,928
Total expenses, before incentive management fee waiver	32,412,179	33,657,138
Incentive management fee waiver	(5,756,030)	(6,153,967)
Expenses, net of incentive management fee waiver	$26,656,149	$27,503,171

Total expenses, net of incentive management fee waiver, decreased $0.8 million, or 3.1%, for the nine months ended September 30, 2019 from comparable period in 2018, primarily due to the decrease in base management fees, partially offset by an increase in net incentive fees based on income period over period.

The decrease of $1.5 million, or 13.8%, in base management fees for the nine months ended September 30, 2019 from comparable period in 2018 was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and valuation depreciation in the second half of 2018.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income from March 7, 2017 through June 30, 2019. For the nine months ended September 30, 2019, the Company has incurred a net incentive fee of $0.9 million for the nine months ended September 30, 2019 after a waiver of $5.8 million (see Note 3 to the consolidated financial statements), as compared to net incentive fee of zero for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, there was no incentive management fees based on gains incurred (see Note 3 to the consolidated financial statements).

Net investment income

Net investment income was $32.3 million and $35.6 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $3.3 million over the comparable period was due to $4.2 million decline in total investment income, partially offset by $0.8 million decrease in expenses.

Net realized gain or loss

Net realized gain (loss) for the nine months ended September 30, 2019 was $(23.7) million, primarily due to i) the restructure of Westmoreland Resource Partners, LP, ii) the partial sale of U.S. Well Services, Inc., Class A common stock, and iii) the exit of our second lien debt and equity investments in Vertellus, as well as the partial sale in first lien debt investment in Vertellus. Net realized gain (loss) for the nine months ended September 30, 2018 was $(74.9) million, primarily as a result of the restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd. Substantially all of these realized losses were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2019 and 2018, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $(13.8) million and a decrease in net unrealized depreciation of $64.7 million. The increase in net unrealized depreciation for the nine months ended September 30, 2019 was primarily due to i) $(30.1) million increase in valuation depreciation in certain non-core equity and debt investments, and ii) $19.2 million reversal of previously recognized net unrealized depreciation due to the restructure of our debt investment in Westmoreland Resource Partners, LP and the exit of our second lien debt and equity investments in Vertellus. The comparable period’s decrease in net unrealized depreciation for the nine months ended September 30, 2018, was primarily due to i) reversal of previously recognized depreciation of $76.3 million after the restructurings or write off of our debt investment in MBS Group Holdings Inc. and SVP Worldwide Ltd., ii) $17.3 million appreciation in our equity investments in U.S. Well Services, LLC and V Global Holdings LLC, partially offset by iii) $1.3 million reversal of previously recognized net unrealized appreciation due to dispositions or exit and iv) $27.6 million net valuation depreciation primarily in our debt investment in Westmoreland Resource Partners, LP, preferred stock investment in KAGY Holding Company, Inc., equity investment in SVP-Singer Holdings, LP, as well as investments in other portfolio companies.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the nine months ended September 30, 2019 and 2018 was a decrease of $(5.3) million and an increase of $23.3 million, respectively. As compared to the prior period, the decrease is reflective of an overall decrease in net investment income of $(3.3) million period-over-period, as well as a net realized and unrealized gain (loss) of $(37.6) million for the current period, as compared to $(12.4) million of net realized and unrealized gain (loss) for the nine months ended September 30, 2018 including the deferred taxes of $(2.2) million related to unrealized gain in a taxable subsidiary.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
GAAP Basis:
Net Investment Income	$9,637,075	$12,486,332	$32,270,934	$35,646,982
Net Investment Income per share	0.14	0.18	0.47	0.50
Addback: GAAP incentive management fee expense based on Gains	—	—	—	—
Addback: GAAP incentive management fee expense based on Income net of incentive management fee waiver	872,695	—	872,695	—
Pre-Incentive Fee[1]:
Net Investment Income	$10,509,770	$12,486,332	$33,143,629	$35,646,982
Net Investment Income per share	0.15	0.18	0.48	0.50
Less: Incremental incentive management fee expense based on Income net of incentive management fee waiver	(872,695)	—	(872,695)	—
As Adjusted[2]:
Net Investment Income	$9,637,075	$12,486,332	$32,270,934	$35,646,982
Net Investment Income per share	0.14	0.18	0.47	0.50

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

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2019, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used by operating activities for the nine months ended September 30, 2019 was $(60.7) million. Our primary use of cash from operating activities during the period primarily consisted of net purchases of investments of $(88.9) million, excluding PIK.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $50.6 million. Our sources of cash from financing activities consisted of $88.4 million in borrowings under the Credit Facility, net of debt repayments. Our uses of cash consisted of cash distributions paid of $(37.3) million and purchases of treasury stock of $(0.5) million.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2019 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$137.4	$—	$137.4	$—	$—
2022 Convertible Notes	143.8	—	143.8	—	—
Interest and Credit Facility Fees Payable	2.7	2.7	—	—	—

(1)	At September 30, 2019, $202.6 million remained undrawn under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2019 and December 31, 2018. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2019 and December 31, 2018, the Company was obligated to existing portfolio companies for unfunded commitments of $24.8 million and $39.6 million, respectively. Of the $24.8 million total unfunded commitments at September 30, 2019, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since September 2017:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	September 18, 2017	October 2, 2017
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.14 dividend paid on October 7, 2019, the Company noted that $0.14 was from net investment income and none was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. For the three and nine months ended September 30, 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $971,119 and $2,959,681, respectively (see Note 8 to the consolidated financial statements). For the three and nine months ended September 30, 2018, distributions reinvested pursuant to our dividend reinvestment plan were $819,666 and $2,499,516, respectively.

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

Recent developments

On October 29, 2019, the Company’s Board of Directors declared a distribution of $0.14 per share, payable on January 8, 2020 to stockholders of record at the close of business on December 18, 2019.

On October 29, 2019, the Company’s Board of Directors approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act (“SBCAA”). As a result, effective on October 29, 2020 (unless the Company receives earlier stockholder approval), the Company’s asset coverage requirement will be reduced from 200% to 150%.

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all of the authorized shares have been repurchased. Also on October 29, 2019, the 3,320,309 shares unpurchased from the October 30, 2018 authorization expired.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2019, 80% of our debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 82% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of September 30, 2019, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.1	$0.19
Up 300 basis points	$9.8	$0.14
Up 200 basis points	$6.5	$0.09
Up 100 basis points	$3.3	$0.05
Down 100 basis points	$(3.0)	$(0.04)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three and nine months ended September 30, 2019 and 2018, we did not engage in any interest rate hedging activity.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "Annual Report") and in our most recently filed registration statement on Form N-2, filed on May 29, 2019 (the “Registration Statement”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report, in the Registration Statement and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Incurring additional indebtedness could increase the risk in investing in us.

Historically, as a BDC regulated under the 1940 Act, we are generally required to maintain asset coverage of 200% for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock). On March 23, 2018, the President signed into law the Small Business Credit Availability Act (the “SBCAA”), which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances.

On October 29, 2019, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, our asset coverage requirements for senior securities will be changed from 200% to 150%, effective October 29, 2020, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval.  Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase. Rating agencies may also decide to review our credit ratings in light of this change and consider downgrading such ratings, including a downgrade from an investment grade rating to a non-investment grade rating. Such a downgrade in our credit ratings may adversely affect our other securities.

If our asset coverage falls below the required limit, we will not be able to incur additional debt until we are able to comply with the asset coverage applicable to us.  This could have a material adverse effect on our operations, and we may not be able to make distributions to stockholders.  The actual amount of leverage that we employ will depend on our and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.  We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the nine month period ended September 30, 2019:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	$5.49	85,543	85,543	3,320,309
February 2019	—	—	—	3,320,309
March 2019	—	—	—	3,320,309
April 2019	—	—	—	3,320,309
May 2019	—	—	—	3,320,309
June 2019	—	—	—	3,320,309
July 2019	—	—	—	3,320,309
August 2019	—	—	—	3,320,309
September 2019	—	—	—	3,320,309
	$5.49	85,543	85,543

(1)	The average price paid per share includes $0.03 commission fee per share.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: October 30, 2019	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: October 30, 2019	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer