Form 10-K
period 2019-12-31
BlackRock Capital Investment Corp
filed 2020-03-04
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2019 (the last business day of the Registrant’s most recently completed second quarter) was $408,570,194 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 68,708,331 shares of the Registrant’s common stock outstanding at March 4, 2020.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

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

Organization of the Advisor and Previous Advisor

BCIA, a wholly-owned subsidiary of BlackRock Advisors, is a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Advisers Act. The Advisor and its subsidiaries collectively manage or have committed to manage approximately $13.3 billion of assets as of December 31, 2019. BlackRock has substantial investment and portfolio management experience, which we believe will be beneficial to the Company and our stockholders. As part of the BlackRock platform, we will continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Our investment activities are carried out by the Advisor, which is led by James E. Keenan, Interim Chief Executive Officer of the Company, and the BlackRock US Private Capital Group’s Investment Committee (the “Investment Committee”). The voting members of the Investment Committee are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal and Alex Dashiell. Alex Dashiell resigned from the Investment Committee on February 14, 2020 and was replaced by Philip Tseng.

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

The BlackRock Platform: Our investment activities are carried out by the Advisor, a wholly owned indirect subsidiary of BlackRock. BlackRock is a leading publicly traded investment management firm with $7.43 trillion of assets under management (“AUM”) at December 31, 2019. With employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide. We believe our affiliation with BlackRock provides us with access to one of the deepest, broadest investment platforms in the financial services industry, with strategies across asset classes and investment styles all backed by our industry leading technology and risk management.  BlackRock’s platform provides our investment professionals with market, company and industry insights that enhances our investment and due diligence processes.

Acquisition and Integration of Tennenbaum Capital Partners, LLC (“TCP”): In August 2018, BlackRock completed the acquisition of TCP, a leading investment manager focused on middle market performing credit and special situations credit opportunities. We believe that the acquisition of TCP and integration of its operations has benefited the Company through increased deal flow and added industry-specific expertise, along with providing a more holistic financing solution to our borrowers. As part of the integration, Howard M. Levkowitz and Rajneesh Vig, two of TCP’s principals, joined the Investment Committee as voting members who brought vast experience and expertise in direct lending. In February 2020, Philip Tseng, a TCP principal, also joined the Investment Committee as a voting member. During the year ended December 31, 2019, the Company and TCP affiliated funds have co-invested in 24 portfolio companies, demonstrating the increased scale and capabilities of our platform following the integration. Additionally, we believe that the ability to co-invest with TCP affiliated funds helps to mitigate portfolio risk by increasing issuer and sector diversity.

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $5.0 billion across 215 portfolio companies through December 31, 2019. We have a debt and income producing equity yield at fair value of approximately 10.9% at December 31, 2019. During 2019, we invested approximately $303.5 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 4,700 potential investments and have a proven process through which we have invested in excess of $5.0 billion through December 31, 2019. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom the investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Since April 2018, our investment activities have been carried out by our Advisor, which is led by James E. Keenan, Interim Chief Executive Officer of the Company, and the Investment Committee. The voting members of the Investment Committee are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal and Alex Dashiell. Alex Dashiell resigned from the Investment Committee on February 14, 2020 and was replaced by Philip Tseng. The investment professionals, as well as members of the Investment Committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills.

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

While we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a regulated investment company (“RIC”) under the Code, for tax purposes, we are dependent on our ability to raise capital through the issuance of our common stock. RICs generally must distribute substantially all of their earnings to stockholders in order to achieve pass-through tax treatment, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 200% (or 150% under certain circumstances) in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have two dollars of assets. Our existing debt arrangements also require that we maintain an asset coverage ratio of not less than 200%, among other things. On October 29, 2019, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of October 29, 2020, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval.

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

If a prospective investment is deemed to warrant further review, an investment team is assigned to the investment and the junior members of the team prepare a screening memo for internal discussion during a screening meeting. The purpose of the screening meeting is to determine if the prospective investment fits the Company’s mandate and should require incremental team resources to diligence and execute, as determined by vote of the Investment Committee. At this time, the other investment professionals have the opportunity to identify diligence items, ask questions and raise concerns.

The Advisor selectively narrows prospective investment opportunities through a process designed to identify the most attractive opportunities. If the Investment Committee and the Company’s senior management determine that an investment opportunity merits pursuit, the Advisor engages in an intensive due diligence process. This process involves extensive research into the target company, its management, its industry, its growth prospects and its ability to withstand adverse conditions. As a part of its due diligence process, the Advisor considers sustainability-related factors that can affect the future prospects of the target company.  Since sustainable investment options have the potential to offer better outcomes, the Advisor integrates sustainability considerations into the way it manages risk, constructs portfolios, designs products, and engages with companies.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.39 at December 31, 2019 and 1.44 at December 31, 2018. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Grade 1	$543,022,093	$457,652,705
Grade 2	163,762,457	159,795,245
Grade 3	—	29,850,000
Grade 4	43,074,531	24,354,996
Not Rated	—	—
Total investments	$749,859,081	$671,652,946

The investment rating process begins with each portfolio company or investment being initially evaluated by the investment team, led by a senior investment professional that is responsible for the portfolio company relationship. This evaluation generally is completed no less frequently than quarterly. At the Advisor’s weekly investment professionals’ meeting, the transaction team presents an update on the activities of any company rated below Grade 1. Each quarter, all investment professionals attend a separate investment rating meeting. At these quarterly meetings, the investment team responsible for each portfolio investment reviews each portfolio company and suggests a rating for each investment for discussion among the investment professionals. At the conclusion of discussion, and subject to the approval of the Company’s Interim CEO, the quarterly internal investment ratings are presented to the Board of Directors for their review.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value shall be determined, consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act. We value our assets on a quarterly basis. Our valuation procedures are set forth in more detail below:

Securities traded on a recognized securities exchange are valued using the closing price on the exchange on the valuation date. Investments for which market prices from an exchange are not readily available are valued using the last available bid price or quote provided by an independent pricing service or one or more broker-dealers or market makers, unless they are deemed not to represent fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors.

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

The BlackRock Advisors Management Agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement was in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. The Company’s Board of Directors approved the continuation of the Current Management Agreement in October 2019.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred $12,425,101, $14,138,788 and $16,391,532, respectively, in base management fees under the investment management agreement.

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

Until March 6, 2017, BlackRock Advisors was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2019  and 2018  was determined by reference to the four quarter periods ended on December 31, 2019 and 2018, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the year ended December 31, 2019, 2018, and the period after March 6, 2017 to December 31, 2017, the Company incurred $8,751,521, $8,510,866, and $7,980,098, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months, which was subsequently extended to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA had agreed to honor such waiver. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The Advisor voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through December 31, 2019. For the year ended December 31, 2019, the Advisor has waived incentive fees of $6,901,924, resulting in net incentive fees of $1,849,597. The waiver for incentive fees based on income was $8,510,866 and $7,980,098, respectively, for the year ended December 31, 2018 and for the period March 6, 2017 to December 31, 2017, resulting in no net Incentive Fees based on income incurred by the Company. As of December 31, 2019 and December 31, 2018, there were $1,849,597 and zero of incentive fees payable based on income, respectively. The payment of Incentive Fee based on income of $1,849,597 for the year ended December 31, 2019 was deferred pursuant to the incentive fee deferral provision discussed above.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at December 31, 2019 and 2018, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at December 31, 2019 and 2018.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act, the Current Management Agreement or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2019 and 2018 resulted in no capital gains Incentive Fee.

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

Duration and termination

Unless earlier terminated, the Current Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. In October 2019, our Board approved the Current Management Agreement for a successive twelve months. We may terminate the Current Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Current Management Agreement will also immediately terminate in the event of its assignment.

Administration agreement

We have entered into an administration agreement with BlackRock Financial Management, Inc., a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. For the years ended December 31, 2019, 2018 and 2017, we incurred $1,403,419, $1,702,723 and $1,039,221, respectively, for such administrative services expenses.

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

Staffing

Services necessary for our business are provided by individuals who are employees of BlackRock or the Administrator and its affiliates, pursuant to the terms of the Current Management Agreement and the Administration Agreement. Each of our executive officers is an employee of the Advisor or the Administrator and its affiliates. Our day-to-day investment operations are managed by the Advisor. At December 31, 2019, there were approximately 52 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the Administration Agreement, including rent as well as our allocable portion of any costs and expenses incurred by the Administrator relating to any non-investment advisory, administrative or operating services provided by the Administrator to us.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at an adjourned special meeting of stockholders held on May 8, 2019, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 7, 2020.

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

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Actions by the British Bankers’ Association, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

We are dependent upon senior management personnel of our Advisor for our future success, and if our Advisor is unable to hire and retain qualified personnel or if our Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of the Advisor, particularly James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal and Alex Dashiell, Managing Directors of the Advisor, and other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. Alex Dashiell resigned from the Investment Committee on February 14, 2020 and was replaced by Philip Tseng. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. There also could be no assurance the Advisor would replicate its historical success.

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

As of December 31, 2019, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2019.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2019, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under these debt facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

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

We maintain a multi-currency $340.0 million senior secured credit facility with a group of lenders, under which we had $174.4 million of indebtedness outstanding at December 31, 2019. Undrawn amount under our Credit Facility was $165.6 million at December 31, 2019. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750.0 million. The Credit Facility has a stated maturity date of June 5, 2022. There can be no assurance that we will be able to renew, extend or replace the Credit Facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. As of December 31, 2019, we had outstanding approximately $143.8 million of 2022 Convertible Notes, and $174.4 million outstanding on our Credit Facility. Lenders under our Credit Facility and 2022 Convertible Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility.

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

As a BDC, we generally are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This means that for every $100 of net assets, we may raise $100 from senior securities, such as borrowings or issuing secured stock. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. On March 23, 2018, the President signed into law the SBCAA, which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On October 29, 2019, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of October 29, 2020, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. This means that, as of October 29, 2020, we will be permitted to incur double the maximum amount of leverage that we are able to incur currently. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at par at December 31, 2019, which represented borrowings equal to 41.1% of our total assets. On such date, we also had $774.1 million in total assets; an average cost of funds of 4.3% based on contractual terms at December 31, 2019; $318.2 million in principal amount of debt outstanding; and $435.6 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2019 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 4.3% by the $318.2 million in principal amount of debt outstanding is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2019 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-20.9%	-12.0%	-3.2%	5.7%	14.6%

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

Uncertainty regarding the impact of the United Kingdom’s departure from the European Union could negatively impact our business, financial condition and earnings.

Pursuant to an agreement setting out the terms on which the United Kingdom may leave the European Union (the “EU,” and the United Kingdom’s withdrawal therefrom, “Brexit”) the United Kingdom formally withdrew from the EU, effective January 31, 2020, and entered into an 11-month transition period. During this transition period, the United Kingdom is expected to renegotiate its political and economic relationships with the EU and other countries. As a result of the original referendum and other geopolitical developments leading to Brexit, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Additional risks associated with Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.

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

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% under certain circumstances). On October 29, 2019, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of October 29, 2020, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value and profitability could decline.

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

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders and preferred stockholders are not subject to any of our expenses or losses, and are not entitled to participate in any income or appreciation in excess of their stated preference. On March 23, 2018, the President signed into law the SBCAA, which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On October 29, 2019, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of October 29, 2020, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval.

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

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

The global financial crisis of 2007-2009 led the U.S. Government and the Federal Reserve, as well as certain foreign governments, to take a number of unprecedented actions designed to support certain financial institutions and segments of the financial markets that experienced extreme volatility. The withdrawal of Federal Reserve or other U.S. or non-U.S. governmental support could negatively affect financial markets generally and reduce the value and liquidity of certain securities. Additionally, with continued economic recovery and the cessation of certain market support activities, we may face a heightened level of interest rate risk as a result of a rise or increased volatility in interest rates.

The current presidential administration has called for, and in certain instances has begun to implement, significant changes to U.S. fiscal, tax, trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

The risks and uncertainties associated with these policy proposals and the current political climate are heightened by different political parties controlling the U.S. House of Representatives, on the one hand, and the U.S. Senate and the Executive Branch, on the other hand, and, potentially, upcoming U.S. federal elections. Additional risks arising from the differences in expressed policy preferences among the various constituencies in these branches of the U.S. government has led in the past, and may lead in the future, to short term or prolonged policy impasses, which could, and has, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Periods of market volatility remain, and may continue to occur in the future, in response to various political, social and economic events both within and outside of the United States. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economic recovery, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases (including Coronavirus) in certain parts of the world, terrorist attacks in the United States and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, such as Venezuela and Spain, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.

The current political climate has intensified concerns about a potential trade war between China and the United States, as each country has recently imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

Events outside of our control, including public health crises, may negatively affect the results of our operations.

Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect our operating results. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China, which has resulted in the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across China. As the potential impact on global markets from the coronavirus is difficult to predict, the extent to which the coronavirus may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, particularly in China and Taiwan, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our operating results.

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

We may invest in “covenant-lite” loans, which could have limited investor protections.

We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack, or possess fewer, financial covenants that protect lenders. Covenant-lite agreements feature incurrence covenants, as opposed to more restrictive maintenance covenants. Under a maintenance covenant, the borrower would need to meet regular, specific financial tests, while under an incurrence covenant, the borrower only would be required to comply with the financial tests at the time it takes certain actions (e.g., issuing additional debt, paying a dividend, making an acquisition). A covenant-lite obligation contains fewer maintenance covenants than other obligations, or no maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Furthermore, in the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

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

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. Our ability to make distributions or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. On March 23, 2018, the President signed into law the SBCAA, which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. On October 29, 2019, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective as of October 29, 2020, unless approved earlier by a vote of our stockholders, in which case the 150% minimum asset coverage ratio will be effective on the day after such approval. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

We obtained approval at our 2019 Special Meeting of Stockholders to allow us the flexibility, with the approval of our Board of Directors, to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share during the twelve month period following stockholders approval at the 2019 Special Meeting held on May 8, 2019, subject to the policy of our Board of Directors that the Company shall not sell or otherwise issue more than 25% of the Company’s then outstanding shares of common stock (immediately prior to such sale or issuance) at a price below its then current net asset value per share. Since we obtained this approval from stockholders, we may issue shares of our common stock at a price below its then current net asset value per share, subject to the foregoing conditions and the determination by our Board of Directors that such issuance and sale is in our and our stockholders’ best interests.

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

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2019 Special Meeting of Stockholders held on May 8, 2019, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a twelve month period expiring on the anniversary of the date of stockholder approval.

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

Price of common stock

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “BKCC.” The following table lists the quarter end price for our common stock, the closing sales price as a percentage of net asset value (“NAV”) per share, and the quarterly distributions per share for the years ended December 31, 2019 and 2018.

	NAV(1)	Quarter End Price	Discount of Quarter End Price to NAV(2)	Declared Distributions
Year ended December 31, 2019
First Quarter	$7.15	$5.99	(16)%	$0.18
Second Quarter	$6.82	$6.03	(12)%	$0.18
Third Quarter	$6.49	$5.01	(23)%	$0.14
Fourth Quarter	$6.33	$4.97	(21)%	$0.14
Year ended December 31, 2018
First Quarter	$7.65	$6.03	(21)%	$0.18
Second Quarter	$7.56	$5.83	(23)%	$0.18
Third Quarter	$7.66	$5.90	(23)%	$0.18
Fourth Quarter	$7.07	$5.29	(25)%	$0.18

(1)	NAV per share is determined as of the last day in the relevant quarter and is based on outstanding shares at the end of each relevant quarter.
(2)	Calculated as the difference between quarter end price and NAV divided by NAV.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the year ended December 31, 2019:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2019	$5.49	85,543	85,543	3,320,309
February 2019	—	—	—	3,320,309
March 2019	—	—	—	3,320,309
April 2019	—	—	—	3,320,309
May 2019	—	—	—	3,320,309
June 2019	—	—	—	3,320,309
July 2019	—	—	—	3,320,309
August 2019	—	—	—	3,320,309
September 2019(3)	—	—	—	3,320,309
October 2019(3)	—	—	—	5,000,000
November 2019	—	—	—	5,000,000
December 2019	—	—	—	5,000,000
	$5.49	85,543	85,543

(1)	The average price paid per share includes $0.03 of commission fees paid per share.
(2)	See Note 8 to the consolidated financial statements for further detail.
(3)

On October 29, 2019, 5,000,000 shares were authorized for repurchase by the Board, effective until the earlier of November 3, 2020 or such time that all of the authorized shares have been repurchased. On October 29, 2019, the 3,320,309 shares unpurchased from the October 30, 2018 authorization expired.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available liquidity.

Holders

At March 4, 2020, there were approximately 215 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2017:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2019, 2018 and 2017.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. For the $0.14 dividend paid on January 8, 2020, the Company noted that $0.14 was from net investment income and none was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders is adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2019, 2018 and 2017, distributions reinvested pursuant to our dividend reinvestment plan totaled $3.7 million, $3.5 million and $3.5 million, respectively.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Total Return Index and the Russell 2000 Index for the period December 31, 2014 through December 31, 2019. The graph assumes that, on December 31, 2014, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Total Return Index, and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2019 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$78,119	$83,868	$97,329	$117,411	$129,411
Total Expenses	36,211	36,436	42,238	63,374	54,220
Net Investment Income	41,908	47,432	55,092	54,037	75,191
Net Realized and Unrealized Gain (Loss) including Realized Losses on Extinguishment of Debt	(48,795)	(56,594)	(34,190)	(138,329)	(36,566)
Net Increase (Decrease) in Net Assets Resulting from Operations	(6,887)	(9,162)	20,902	(84,292)	38,625
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$6.33	$7.07	$7.83	$8.21	$10.17
Market Price at Year End	4.97	5.29	6.23	6.96	9.40
Net Investment Income	0.61	0.66	0.75	0.74	1.01
Net Realized and Unrealized Gain (Loss) including Realized Losses on Extinguishment of Debt	(0.71)	(0.79)	(0.46)	(1.90)	(0.49)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.10)	(0.13)	0.29	(1.16)	0.52
Distributions Declared	0.64	0.72	0.72	0.84	0.84
Consolidated Balance Sheet Data at Year End:
Total Assets	$774,063	$693,632	$799,880	$957,067	$1,150,315
Borrowings Outstanding	313,570	186,398	206,661	335,668	362,552
Total Net Assets	435,609	487,020	571,100	596,320	753,753
Other Data:
Total Return(1)	5.3%	(4.4)%	(0.6)%	(18.1)%	26.5%
Number of Portfolio Companies at Year End	47	27	30	38	45
Value of Investments at Year End	$749,859	$671,653	$757,941	$931,123	$1,116,997
Yield on Total Portfolio at Cost(2)	9.4%	9.7%	8.7%	9.2%	10.5%

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

Overview

We were incorporated in Delaware on April 13, 2005 and commenced operations with private funding on July 25, 2005 and completed our initial public offering on July 2, 2007. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2019, approximately 20.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At December 31, 2019:

Investment portfolio, at fair value: $749.9 million

Net assets: $435.6 million

Indebtedness, excluding deferred financing costs: $315.9 million

Net asset value per share: $6.33

Portfolio Activity for the Year Ended December 31, 2019:

Cost of investments during period, including PIK: $303.5 million

Sales, repayments and other exits during period: $176.7 million

Number of portfolio companies at end of period: 47

Operating Results for the Year Ended December 31, 2019:

Net investment income per share: $0.61

Distributions declared per share: $0.64

Basic earnings/(losses) per share: $(0.10)

Net investment income: $41.9 million

Net realized and unrealized gain/(loss): $(48.8) million

Net increase/(decrease) in net assets from operations: $(6.9) million

Net investment income per share, as adjusted1: $0.61

Basic earnings per share, as adjusted1: $(0.10)

Net investment income, as adjusted1: $41.9 million

Net increase in net assets from operations, as adjusted1: $(6.9) million

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

Portfolio and investment activity

We invested approximately $303.5 million during the year ended December 31, 2019. The new investments consisted of senior secured loans secured by first lien ($150.8 million, or 49.7%) or second lien ($77.6 million, or 25.6%), senior secured notes ($1.6 million, or 0.5%), unsecured or subordinated debt securities ($71.8 million, or 23.6%), and equity securities ($1.7 million, or 0.6%). Additionally, we received proceeds from sales, repayments and other exits of approximately $176.7 million during the year ended December 31, 2019.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At December 31, 2019, our portfolio of $749.9 million (at fair value) consisted of 47 portfolio companies and was invested 56% in senior secured loans, 22% in unsecured or subordinated debt securities, 21% in equity investments and 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $21.9 million at December 31, 2019. Our largest portfolio company investment by value was approximately $118.2 million and our five largest portfolio company investments by value comprised approximately 41% of our portfolio at December 31, 2019. At December 31, 2018, our portfolio of $671.7 million (at fair value) consisted of 27 portfolio companies and was invested 43% in senior secured loans, 23% in unsecured or subordinated debt securities, 30% in equity investments and 4% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $34.1 million at December 31, 2018. Our largest portfolio company investment by value was approximately $110.7 million and our five largest portfolio company investments by value comprised approximately 46% of our portfolio at December 31, 2018.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At December 31, 2019, our top three industry concentrations at fair value consisted of Diversified Financial Services (34.0%), Chemicals (7.0%) and Thrift & Mortgage Finance (6.2%). At December 31, 2018, our top three industry concentrations at fair value consisted of Diversified Financial Services (36.7%), Chemicals (15.5%) and Thrifts & Mortgage Finance (7.0%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019		December 31, 2018
	Fair Market Value	Cost	Fair Market Value	Cost
Total portfolio	10.4%	9.4%	10.5%	9.7%
Senior secured loans	10.2%	10.2%	11.0%	10.3%
Other debt securities	11.8%	10.8%	12.7%	12.6%
Debt and income producing equity securities	10.9%	10.7%	11.5%	11.1%

For the year ended December 31, 2019 and 2018, the total return based on net asset value was 0.36% and 1.61%, respectively, and, the total return based on market price was 5.32% and (4.44%), respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.39 at December 31, 2019 and 1.44 at December 31, 2018. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Grade 1	$543,022,093	$457,652,705
Grade 2	163,762,457	159,795,245
Grade 3	—	29,850,000
Grade 4	43,074,531	24,354,996
Not Rated	—	—
Total investments	$749,859,081	$671,652,946

Results of operations

Results comparisons are for the years ended December 31, 2019, 2018 and 2017.

Investment income

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Investment Income:
Interest and fees on senior secured loans	$40,726,712	$45,742,483	$58,293,684
Interest and fees on other debt securities	21,455,510	21,897,222	26,078,745
Interest earned on short-term investments, cash equivalents	113,615	139,960	83,604
Dividends and fees on equity securities	15,792,313	16,039,698	12,282,748
Other income	30,371	48,231	590,429
Total investment income	$78,118,521	$83,867,594	$97,329,210

Total investment income for the year ended December 31, 2019 decreased $5.7 million, or 6.9%, as compared to the year ended December 31, 2018. Excluding fee income and other income, total investment income decreased by approximately 6.3%, primarily attributable to i) a decrease in the quarterly average yield of our total debt portfolio, at cost, to 10.8% for the year ended December 31, 2019, as compared to 11.3% for the year ended December 31, 2018, and ii) a 0.8% decrease in the average investment portfolio for the year ended December 31, 2019, at amortized cost, as compared to the year ended December 31, 2018.

Total investment income for the year ended December 31, 2018 decreased $13.5 million, or 13.8%, as compared to the year ended December 31, 2017. Excluding fee income and other income, total investment income decreased by approximately 12.2%, primarily attributable to a decrease of 13.6% in average investment portfolio for the year ended December 31, 2018, at amortized cost, as compared to the year ended December 31, 2017. The decrease in portfolio size is primarily due to dispositions throughout 2018, the impact of which was partially offset by a higher rate environment and higher dividend income in 2018. Other income of $0.6 million for the year ended December 31, 2017, is attributable to a reimbursement in connection with a legal settlement expense that was incurred during the third quarter of 2016.

Expenses

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Expenses:
Base management fees	$12,425,101	$14,138,788	$16,391,532
Incentive management fees	8,751,521	8,510,866	7,980,098
Interest and credit facility fees	15,558,648	15,228,062	18,205,912
Professional fees	2,093,064	2,428,850	2,708,262
Administrative services	1,403,419	1,702,723	1,039,221
Director fees	729,750	727,000	668,500
Investment advisor expenses	350,000	350,000	350,004
Other	1,800,932	1,860,696	2,874,087
Total expenses, before incentive management fee waiver	43,112,435	44,946,985	50,217,616
Incentive management fee waiver	(6,901,924)	(8,510,866)	(7,980,098)
Expenses, net of incentive management fee waiver	$36,210,511	$36,436,119	$42,237,518

Total expenses, net of incentive management fee waiver, decreased $0.2 million, or 0.6%, for year ended December 31, 2019 from the comparable period in 2018, primarily due to the decrease in base management fees, partially offset by the increase in net incentive management fees, discussed below. Total expenses, net of incentive management fee waiver, decreased $5.8 million, or 13.7%, for year ended December 31, 2018 from comparable period in 2017, primarily due to the decrease in base management fees and interest and credit facility fees.

The decrease of $1.7 million, or 12.1%, in base management fees for the year ended December 31, 2019 from the comparable period in 2018, was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from valuation depreciation in 2019 and net sales, repayments and valuation deprecation in the fourth quarter of 2018. The decrease of $2.3 million, or 13.7%, in base management fees for the year ended December 31, 2018 from comparable period in 2017, was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from net sales, repayments and other exits throughout 2018.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive incentive fees based on income from March 7, 2017 through June 30, 2019. The Advisor voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through December 31, 2019. For the year ended December 31, 2019, the Company incurred net incentive management fees of $1.8 million after a waiver of $6.9 million (see Note 3 to the consolidated financial statements), as compared to net incentive management fees of zero for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, no incentive management fees based on gains were incurred (see Note 3 to the consolidated financial statements).

Interest and credit facility fees decreased $3.0 million, or 16.4%, for the year ended December 31, 2018 compared to 2017, primarily due to the maturity of the 2018 Convertible Notes (See Note 7 to the consolidated financial statements).

Net investment income

Net investment income was $41.9 million, $47.4 million and $55.1 million, respectively, for the years ended December 31, 2019, 2018 and 2017. For the year ended December 31, 2019, net investment income decreased $5.5 million, or 11.6%, compared to 2018, due to a decrease in total investment income of $5.7 million, partially offset by a decrease in total expenses of $0.2 million. For the year ended December 31, 2018, net investment income decreased $7.7 million, or 13.9%, compared to 2017, due to a decrease in total investment income of $13.5 million, partially offset by a decrease in total expenses of $5.8 million.

Net realized gain or loss

Net realized gain (loss) on investments was $(24.9) million, $(45.9) million and $(52.4) million for the years ended December 31, 2019, 2018 and 2017, respectively. Net realized gain (loss) of $(24.9) million for the year ended December 31, 2019 was primarily due to i) the restructure of Westmoreland Resource Partners, LP, ii) the partial sale of U.S. Well Services, Inc., Class A common stock, iii) the exit of our second lien debt and equity investments in Vertellus Holdings, LLC and V Global, LLC (collectively, “Vertellus”), as well as the partial sales of our first lien debt investment in Vertellus and preferred equity investment in Advantage Insurance Inc. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods. Net realized gain (loss) of $(45.9) million for the year ended December 31, 2018 primarily resulted from i) restructurings or write offs of $(76.6) million in our debt investment in MBS Group Holdings Inc. (“MBS”) and SVP Worldwide Ltd. (“SVP”), and ii) partially offset by realized gains of $31.9 million from restructuring and exit of our equity investment in U.S. Well Services, LLC and ECI Cayman Holdings LP., respectively. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods. Of the net realized losses for the year ended December 31, 2017, there were realized losses of $(61.4) million, which were primarily a result of restructurings, amendments or write-offs associated with our debt investments in Advanced Lighting Technologies, Inc, (“Advanced Lighting”), debt and equity investments in U.S. Well, and debt investment in Shoreline Energy LLC (“Shoreline”). These realized losses were partially offset by realized gains of $9.0 million, primarily associated with the disposition of equity investment in USI Senior Holdings, Inc. and equity investments in Bankruptcy Management Solutions, Inc.

Net change in unrealized appreciation or depreciation

For the years ended December 31, 2019, 2018 and 2017, the change in net unrealized appreciation or (depreciation) on investments and foreign currency translation was an increase in net unrealized depreciation of $(23.9) million, an increase in net unrealized depreciation of $(10.7) million, and a decrease in net unrealized depreciation of $19.6 million, respectively. The increase in net unrealized depreciation for the year ended December 31, 2019, was primarily due to i) $(35.0) million increase in valuation depreciation in our investments in AGY Holding Corp. and U.S. Well Services Inc., ii) $(4.2) million increase in valuation depreciation in our equity investments in BCIC Senior Loan Partners, LLC and First Boston Construction Holdings, LLC, partially offset by iii) $19.2 million reversal of previously recognized net unrealized depreciation upon restructuring of our debt investment in Westmoreland Resource Partners, LP, the exit of our second lien debt and equity investments in Vertellus. The increase in net unrealized depreciation for the year ended December 31, 2018 was primarily due to i) increase in net unrealized depreciation of $(69.9) million on investments still held and ii) partially offset by the reversal of previously recognized net depreciation of $59.2 million primarily associated with MBS and SVP disposal, and the restructuring of our equity investments in U.S. Well Services, LLC. For the year ended December 31, 2017 the net change in unrealized appreciation or depreciation was a decrease in net unrealized depreciation of $19.6 million comprised of $92.1 million total unrealized appreciation, $60.1 million of which is resulting from the reversal of previously recognized depreciation upon dispositions, namely Shoreline, USWS, and Advanced Lighting. The appreciation was partially offset by $(72.6) million of unrealized depreciation, $(9.6) million of which is resulting from the reversal of previously recognized appreciation upon dispositions associated with investments, namely in Bankruptcy Management Solutions, Inc., USI Senior Holdings, Inc., and Higginbotham Investment Holdings, LLC. Additional depreciation was due to portfolio valuations during the year.

Net increase or decrease in net assets resulting from operations

The net increase (decrease) in net assets resulting from operations was $(6.9) million, $(9.2) million and $20.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. As compared to the year ended December 31, 2018, the decrease in 2019 is primarily due to a decrease in net realized and unrealized losses of $7.8 million, partially offset by a decrease in net investment income of $(5.5) million. As compared to the year ended December 31, 2017, the decrease in 2018 is primarily due to i) an increase in net realized and unrealized losses of $(23.7) million, ii) a decrease in net investment income of $(7.7) million, and partially offset by iii) the realized loss of $1.3 million incurred in 2017 associated with debt extinguishment (See Note 7 to the consolidated financial statements).

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Annual Report for a more detailed description of the Company’s incentive management fee. In addition, on March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018, which was subsequently extended to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA had agreed to honor such waiver. The Advisor voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through December 31, 2019.

Computations for all periods are derived from our consolidated financial statements as follows:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
GAAP Basis:
Net Investment Income	$41,908,010	$47,431,475	$55,091,692
Net Investment Income per share	0.61	0.66	0.75
Addback: GAAP incentive management fee expense based on Gains	—	—	—
Addback: GAAP incentive management fee expense based on Income net of incentive management fee waiver	1,849,597	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$43,757,607	$47,431,475	$55,091,692
Net Investment Income per share	0.64	0.66	0.75
Less: Incremental incentive management fee expense based on Income net of incentive management fee waiver	(1,849,597)	—	—
As Adjusted[2]:
Net Investment Income	$41,908,010	$47,431,475	$55,091,692
Net Investment Income per share	0.61	0.66	0.75

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

Financial condition, liquidity and capital resources

During the year ended December 31, 2019, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used by operating activities for the year ended December 31, 2019 was $(76.8) million. Our primary use of cash from operating activities during the year consisted of net purchases of investments of $(121.3) million, excluding PIK.

Net cash provided by financing activities for the year ended December 31, 2019 was $78.0 million. Our sources of cash from financing activities consisted of $125.4 million in borrowings under the Credit Facility, net of debt repayments. Our uses of cash consisted of distributions paid of $(47.0) million and purchases of treasury stock of $(0.4) million.

During the year ended December 31, 2018, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2018 was $82.0 million. Our primary sources of cash from operating activities during the year consisted of cash from net investment income of $42.8 million and proceeds from sales and repayments of $338.4 million. Our primary uses of cash from operating activities during the period consisted of purchases of investments of $(302.7) million, which excludes PIK.

Net cash used in financing activities for the year ended December 31, 2018 was $(97.6) million. Our uses of cash for financing activities consisted of cash distributions paid of $(51.1) million, purchases of treasury stock of $(24.5) million, and $(22.0) million in debt repayments, net of borrowings.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2019 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$174.4	$—	$174.4	$—	$—
2022 Convertible Notes	143.8	—	143.8	—	—
Interest and Credit Facility Fees Payable	0.8	0.8	—	—	—

(1)	At December 31, 2019, $165.6 million remained undrawn under our Credit Facility.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2017:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2019, 2018 and 2017.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. For the $0.14 dividend paid on January 8, 2020, the Company estimates that $0.14 was from net investment income and none was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders is adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan to receive cash distributions. With respect to our distributions paid to stockholders during the years ended December 31, 2019, 2018 and 2017, distributions reinvested pursuant to our dividend reinvestment plan totaled $3.7 million, $3.5 million, and $3.5 million, respectively.

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

Off-balance sheet arrangements

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2019 and 2018. In addition, from time to time, we may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2019 and 2018, we were obligated to existing portfolio companies for unfunded commitments of $23.8 million and $39.6 million, respectively. Of the $23.8 million total unfunded commitments at December 31, 2019, $17.0 million was on our aggregate $113.3 million equity commitment to the Senior Loan Partners (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Recent developments

On March 3, 2020, our Board of Directors declared a distribution of $0.14 per share, payable on April 7, 2020 to stockholders of record at the close of business on March 17, 2020.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2019, 82% of our debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 85% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bear interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of December 31, 2019, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.2	$0.19
Up 300 basis points	$9.9	$0.14
Up 200 basis points	$6.6	$0.10
Up 100 basis points	$3.3	$0.05
Down 100 basis points	$(2.4)	$(0.03)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2019, 2018 and 2017, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The Company’s internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock Capital Investment Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, cash flows, changes in net assets and financial highlights as of and for the year ended December 31, 2019, of the Company and our report dated March 4, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

March 4, 2020

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2020 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2019 and is incorporated herein by reference.

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

10.8

Fourth Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent (12)

10.9	Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (9)

10.10	First Supplemental Indenture dated as of June 13, 2017 to the Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (9)

10.11	Form of Global Note 5.00% Convertible Senior Note due 2022 (included as part of exhibit 10.10) (9)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (6)

14.2	Code of Ethics and Business Conduct of the Registrant (7)

14.3	Code of Ethics of the Advisor (10)

14.4*	Code of Ethics for Chief Executive and Senior Financial Officers

21.1*	Audited Financial Statements of Gordon Brothers Finance Company

21.2*	Subsidiaries of the Registrant

21.3*	Audited Financial Statements of BCIC Senior Loan Partners

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(4)	Previously filed with the Registrant’s Form 10-K dated as of December 31, 2005.
(5)	Previously filed with the Registrant’s Form 8-K dated as of March 7, 2018.
(6)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(7)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(8)	Previously filed with the Registrant’s Form 8-K dated as of June 29, 2016.
(9)	Previously filed with the Registrant’s Form 8-K dated as of June 13, 2017.
(10)	Previously filed with the Registrant’s Form N-2 under the Securities Act of 1933 (File No. 333-203068), filed on March 27, 2015.
(11)	Previously filed with the Registrant’s Form 10-K/A for the year ended December 31, 2017, filed on March 28, 2018.
(12)	Previously filed with the Registrant’s Form 8-K dated as of September 3, 2019.
(13)	Previously filed with the Registrant’s Form 8-K filed on May 1, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 4, 2020

We have served as the Company's auditor since 2005.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2019	December 31, 2018
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $389,156,775 and $233,331,450)	$377,136,394	$200,569,644
Non-controlled, affiliated investments (cost of $65,825,475 and $130,892,674)	22,473,524	111,727,234
Controlled investments (cost of $400,561,551 and $388,870,375)	350,249,163	359,356,068
Total investments at fair value (cost of $855,543,801 and $753,094,499)	749,859,081	671,652,946
Cash and cash equivalents	14,678,878	13,497,320
Receivable for investments sold	1,871,435	1,691,077
Interest, dividends and fees receivable	5,708,324	4,084,001
Prepaid expenses and other assets	1,945,709	2,707,036
Total Assets	$774,063,427	$693,632,380
Liabilities
Debt (net of deferred financing costs of $2,298,004 and $3,227,965)	$313,569,694	$186,397,728
Interest and credit facility fees payable	757,472	722,841
Distributions payable	9,637,075	12,552,212
Base management fees payable	3,251,194	3,494,520
Incentive management fees payable	1,849,597	—
Payable for investments purchased	7,312,500	989,460
Accrued administrative services	372,407	376,507
Other accrued expenses and payables	1,704,507	2,078,958
Total Liabilities	338,454,446	206,612,226
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,861,287 issued and 68,836,255 and 68,921,798 outstanding	77,861	77,861
Paid-in capital in excess of par	849,240,398	853,248,794
Distributable earnings (losses)	(351,040,023)	(304,106,473)
Treasury stock at cost, 9,025,032 and 8,939,489 shares held	(62,669,255)	(62,200,028)
Total Net Assets	435,608,981	487,020,154
Total Liabilities and Net Assets	$774,063,427	$693,632,380
Net Asset Value Per Share	$6.33	$7.07

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$29,292,857	$28,138,255	$42,597,334
PIK interest income	2,085,016	516,904	3,340,360
Cash dividend income	—	—	404,780
PIK dividend income	—	—	65,944
Fee income	1,444,113	1,428,852	3,213,513
Total investment income from non-controlled, non-affiliated investments	32,821,986	30,084,011	49,621,931
Non-controlled, affiliated investments:
Cash interest income	3,493,487	9,401,715	10,540,239
PIK interest income	245,197	1,784,118	4,054,626
PIK dividend income	220,480	827,934	2,997,385
Fee income	3,055	35,000	506,632
Total investment income from non-controlled, affiliated investments	3,962,219	12,048,767	18,098,882
Controlled investments:
Cash interest income	22,832,830	24,490,257	18,714,928
PIK interest income	2,776,671	1,474,466	1,463,401
Cash dividend income	15,562,959	14,264,703	8,814,639
PIK dividend income	—	731,516	—
Fee income	131,485	725,643	25,000
Total investment income from controlled investments	41,303,945	41,686,585	29,017,968
Other income	30,371	48,231	590,429
Total investment income	78,118,521	83,867,594	97,329,210
Expenses:
Base management fees	12,425,101	14,138,788	16,391,532
Incentive management fees	8,751,521	8,510,866	7,980,098
Interest and credit facility fees	15,558,648	15,228,062	18,205,912
Professional fees	2,093,064	2,428,850	2,708,262
Administrative services	1,403,419	1,702,723	1,039,221
Director fees	729,750	727,000	668,500
Investment advisor expenses	350,000	350,000	350,004
Other	1,800,932	1,860,696	2,874,087
Total expenses, before incentive management fee waiver	43,112,435	44,946,985	50,217,616
Incentive management fee waiver (See Note 3)	(6,901,924)	(8,510,866)	(7,980,098)
Expenses, net of incentive management fee waiver	36,210,511	36,436,119	42,237,518
Net Investment Income	41,908,010	47,431,475	55,091,692
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(23,660,181)	(46,104,588)	(54,814,358)
Non-controlled, affiliated investments	(1,225,060)	28,550,295	—
Controlled investments	—	(28,384,662)	2,375,534
Net realized gain (loss)	(24,885,241)	(45,938,955)	(52,438,824)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	21,084,787	17,493,755	23,612,802
Non-controlled, affiliated investments	(24,529,889)	(35,110,643)	23,722,730
Controlled investments	(20,798,389)	7,527,453	(28,225,914)
Foreign currency translation	333,982	(565,247)	463,413
Net change in unrealized appreciation (depreciation)	(23,909,509)	(10,654,682)	19,573,031
Net realized and unrealized gain (loss)	(48,794,750)	(56,593,637)	(32,865,793)
Realized losses on extinguishment of debt (See Note 7)	—	—	(1,323,442)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,886,740)	$(9,162,162)	$20,902,457
Net Investment Income Per Share—basic	$0.61	$0.66	$0.75
Earnings (Loss) Per Share—basic	$(0.10)	$(0.13)	$0.29
Average Shares Outstanding—basic	68,836,590	71,373,570	72,983,354
Net Investment Income Per Share—diluted	$0.59	$0.64	$0.73
Earnings (Loss) Per Share—diluted	$(0.10)	$(0.13)	$0.29
Average Shares Outstanding—diluted (See Note 4)	85,830,326	88,367,307	90,927,689
Distributions Declared Per Share	$0.64	$0.72	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$41,908,010	$47,431,475	$55,091,692
Net realized gain (loss)	(24,885,241)	(45,938,955)	(52,438,824)
Net change in unrealized appreciation (depreciation) before taxes	(23,909,509)	(10,654,682)	19,573,031
Realized losses on extinguishment of debt	—	—	(1,323,442)
Net increase (decrease) in net assets resulting from operations	(6,886,740)	(9,162,162)	20,902,457
Distributions to Stockholders from(1)(2):
All sources, excluding tax return of capital	(43,472,714)	(50,000,494)	(52,535,464)
Tax return of capital	(582,492)	(1,268,145)	—
Total distributions	(44,055,206)	(51,268,639)	(52,535,464)
Capital Share Transactions:
Share issuance - distribution reinvestment	—	816,549	3,506,620
Purchases of treasury stock	(469,227)	(24,465,526)	(1,431,681)
Equity component of convertible notes	—	—	4,337,631
Net increase (decrease) in net assets resulting from capital share transactions	(469,227)	(23,648,977)	6,412,570
Total Increase (Decrease) in Net Assets	(51,411,173)	(84,079,778)	(25,220,437)
Net assets at beginning of period	487,020,154	571,099,932	596,320,369
Net assets at end of period	$435,608,981	$487,020,154	$571,099,932
Capital Share Activity:
Shares issued from reinvestment of distributions	—	137,523	495,557
Purchases of treasury stock	(85,543)	(4,162,635)	(224,889)
Net increase (decrease) in shares outstanding	(85,543)	(4,025,112)	270,668

(1)	Distributions for annual periods determined in accordance with federal income tax regulations.
(2)	Prior year distribution character information has been modified or removed to conform to current year Regulation S-X presentation changes. Refer to Note 2 for this prior year information.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(6,886,740)	$(9,162,162)	$20,902,457
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(5,327,364)	(5,334,938)	(11,985,336)
Net amortization on investments	(915,007)	(1,776,741)	(3,535,612)
Amortization of debt issuance costs and discount	2,439,778	2,445,266	2,750,533
Net change in unrealized (appreciation) depreciation on investments before taxes	24,243,491	10,089,435	(19,109,618)
Net change in unrealized (appreciation) depreciation on foreign currency translation	(333,982)	565,247	(463,413)
Net realized (gain) loss on investments	24,885,241	45,938,955	52,438,824
Realized losses on extinguishment of debt	—	—	1,323,442
Changes in operating assets:
Purchase of investments	(298,009,813)	(302,670,544)	(229,881,402)
Proceeds from disposition of investments	176,721,560	338,429,154	386,382,563
Change in receivable for investments sold	188,305	1,268,981	(30,039)
Change in interest, dividends and fees receivable	(1,751,909)	3,619,588	879,320
Change in prepaid expenses and other assets	93,516	(138,028)	107,881
Changes in operating liabilities:
Change in payable for investments purchased	6,323,040	510,163	479,297
Change in interest and credit facility fees payable	34,630	(1,098,130)	(1,459,990)
Change in base management fees payable	(243,326)	(240,135)	(1,125,959)
Change in incentive management fees payable	1,849,597	—	—
Change in accrued administrative services	(4,099)	261,512	114,995
Change in other accrued expenses and payables	(85,792)	(665,621)	1,140,292
Net cash provided by (used in) operating activities	(76,778,874)	82,042,002	198,928,235
Financing Activities:
Distributions paid in cash	(46,970,341)	(51,052,801)	(51,137,931)
Proceeds from debt	268,000,000	315,000,000	338,401,644
Repayments of debt	(142,600,000)	(337,041,000)	(470,791,087)
Equity components of convertible notes	—	—	4,337,631
Purchase of treasury stock	(469,227)	(24,465,526)	(1,431,681)
Net cash provided by (used in) financing activities	77,960,432	(97,559,327)	(180,621,424)
Net increase (decrease) in cash and cash equivalents	1,181,558	(15,517,325)	18,306,811
Cash and cash equivalents, beginning of period	13,497,320	29,014,645	10,707,834
Cash and cash equivalents, end of period	$14,678,878	$13,497,320	$29,014,645
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$11,874,760	$12,561,613	$15,826,644
Taxes	$80,841	$176,464	$181,996
Share issuance — distribution reinvestment	$—	$816,549	$3,506,620

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2019

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—2.11%
Advanced Lighting Technologies, Inc., Second Lien(d)(f)(j)(u)	Electrical Equipment	19.03% (L + 1700, 1.00% Floor PIK)	10/4/23	$8,137,424	$2,181,306	$—
AGY Holding Corp., Second Lien(d)(g)(j)(p)(u)	Chemicals	11.00% PIK	11/15/20	25,554,428	24,503,088	9,186,817
Total Senior Secured Notes					26,684,394	9,186,817
Unsecured Debt—29.22%
CB-HDT Holdings, Inc.(d)(j)	Aerospace & Defense	12.00% PIK	3/6/21	9,120,639	9,120,639	9,120,639
Gordon Brothers Finance Company(g)(w)	Diversified Financial Services	12.69% (L + 1100, 1.00% Floor)	10/31/21	118,168,342	118,168,342	118,168,342
Total Unsecured Debt					127,288,981	127,288,981
Subordinated Debt—9.24%
First Boston Construction Holdings, LLC(d)(g)(k)(p)	Thrifts & Mortgage Finance	12.00%	2/23/23	40,237,500	40,237,500	40,237,500
Total Subordinated Debt					40,237,500	40,237,500
Senior Secured Loans—96.09%(e)
Advanced Lighting Technologies, Inc., First Lien(f)	Electrical Equipment	9.53% (L + 750, 1.00% Floor)	10/4/22	5,089,037	5,031,765	4,885,476
AGY Holding Corp., First Lien(d)(g)(p)	Chemicals	12.00% PIK	9/15/20	25,509,040	25,509,040	25,509,040
Aretec Group, Inc., Second Lien(s)	Diversified Financial Services	10.05% (L+ 825)	10/1/26	3,563,440	3,520,454	3,504,037
Barri Financial Group, LLC, First Lien	Consumer Finance	9.54% (L + 775, 1.00% Floor)	10/23/24	9,138,572	8,914,975	8,989,614
Bluefin Holding, LLC, Second Lien	Software	9.64% (L+ 775)	9/6/27	7,309,535	7,203,486	7,245,942
Cambrex Corporation, Second Lien	Pharmaceuticals	10.70% (L+ 900, 1.00% Floor)	12/6/27	11,903,098	11,665,797	11,724,552
CareATC, Inc., First Lien	Health Care Technology	9.14% (L + 725, 1.00% Floor)	3/14/24	4,733,036	4,653,053	4,722,624
CareATC, Inc., Revolving Term Loan(o)(v)	Health Care Technology	9.14% (L + 725, 1.00% Floor)	3/14/24	—	(5,787)	(745)
Diamondback Acquisition, Inc. et al, First Lien	Energy Equipment & Services	10.81% (L + 881, 1.00% Floor)	6/14/22	13,683,978	13,481,555	13,543,033
Dude Solutions Holdings Inc., First Lien	Professional Services	8.80% (L + 700, 1.00% Floor)	6/13/25	9,345,183	9,150,678	9,174,166
Dude Solutions Holdings Inc., Revolving Term Loan(o)(v)	Professional Services	8.80% (L + 700, 1.00% Floor)	6/13/25	—	(24,938)	(22,307)
ECI Macola/Max Holding, LLC, Second Lien(s)	Diversified Telecommunication Services	9.94% (L + 800, 1.00% Floor)	9/29/25	5,125,000	5,069,620	5,043,871
FinancialForce.com, First Lien	Internet Software & Services	9.50% (L + 675, 2.75% Floor)	2/1/24	10,000,000	9,833,005	10,166,000
GlobalTranz Enterprises LLC, Second Lien	Road & Rail	10.04% (L + 825)	5/15/27	10,808,429	10,606,682	10,482,013
Juul Labs, Inc., First Lien(d)	Tobacco Related	8.90% (L + 700, 1.50% Floor Cash / 1.50% PIK)	8/2/23	13,157,895	13,035,938	13,101,316
Kaseya Traverse Inc., First Lien(d)	Software	8.72% (L + 550, 1.00% Floor Cash / 1.00% PIK)	5/3/25	8,009,406	7,864,672	7,854,024
Kaseya Traverse Inc., Delayed Draw Term Loan(d)(v)	Software	8.69% (L + 550, 1.00% Floor Cash / 1.00% PIK)	5/3/25	125,136	115,726	106,490
Kaseya Traverse Inc., Revolving Term Loan(v)	Software	8.60% (L + 650, 1.00% Floor)	5/3/25	384,360	372,320	371,311
Kellermeyer Bergensons Services, LLC, First Lien	Commercial Services & Supplies	8.39% (L + 650, 1.00% Floor)	11/7/26	1,633,987	1,618,146	1,619,281

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan(o)(v)	Commercial Services & Supplies	8.39% (L + 650, 1.00% Floor)	11/7/26	$—	$—	$(7,794)
Kemmerer Operations, LLC, First Lien(d)(f)	Metals & Mining	15.00% PIK	6/21/23	2,292,784	2,292,784	2,292,783
Kemmerer Operations, LLC, Delayed Draw Term Loan(d)(f)(v)	Metals & Mining	15.00% PIK	6/21/23	576,294	576,294	576,294
Live Auctioneers, LLC, First Lien	Internet & Catalog Retail	8.56% (L + 676, 1.00% Floor)	5/20/25	7,771,659	7,629,231	7,590,579
Marketlive, LLC et al, First Lien	Software	9.95% (L + 800, 1.00% Floor)	12/18/20	2,397,938	2,356,467	2,356,934
MBS OpCo LLC, First Lien	Media	10.94% (L + 900, 1.00% Floor)	12/29/22	14,700,000	14,700,000	14,773,500
Midwest Physician Administrative Services, LLC, Second Lien(s)	Health Care Providers & Services	8.80% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,890,314	14,550,000
NEP II, Inc., Second Lien(s)	Media	8.80% (L + 700)	10/19/26	5,287,765	5,217,340	4,745,769
NorthStar Financial Services Group, LLC et al, Second Lien	Capital Markets	9.30% (L + 750, 0.75% Floor)	5/25/26	11,040,744	10,996,311	10,819,929
One Sky Flight, LLC, First Lien	Airlines	9.30% (L + 750, 1.00% Floor)	12/27/24	7,500,000	7,312,500	7,312,500
Outcomes Group Holdings, Inc., Second Lien	Health Care Providers & Services	9.41% (L + 750)	10/26/26	15,000,000	14,966,924	14,850,000
P&L Development, LLC, First Lien	Pharmaceuticals	9.50% (L + 750, 2.00% Floor)	6/28/24	8,545,191	8,350,310	8,459,739
Paragon Films, Inc., Second Lien	Containers & Packaging	10.30% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,616,864	20,790,000
PharmaLogic Holdings Corp., Second Lien	Health Care Equipment & Supplies	9.80% (L + 800)	12/11/23	8,786,087	8,727,416	8,742,157
PharmaLogic Holdings Corp., Second Lien(h)(k)	Health Care Equipment & Supplies	9.80% (L + 800)	12/11/23	3,323,478	3,306,944	3,306,861
PharmaLogic Holdings Corp., Delayed Draw Term Loan	Health Care Equipment & Supplies	9.80% (L + 800)	12/11/23	2,690,435	2,678,882	2,676,983
Quartz Holding Company, Second Lien	Internet Software & Services	9.71% (L + 800)	4/2/27	5,512,958	5,409,974	5,471,610
Red Apple Stores Inc., Second Lien(g)(h)(k)(p)	Multiline Retail	10.00%	8/1/24	23,050,000	23,050,000	17,979,000
Sandata Technologies, LLC, First Lien	Health Care Technology	8.00% (L + 600)	7/23/24	4,500,000	4,437,141	4,431,600
Sandata Technologies, LLC, Revolving Term Loan(o)(v)	Health Care Technology	8.00% (L + 600)	7/23/24	—	(6,841)	(7,600)
St. George Warehousing & Trucking Co. of California, Inc., First Lien(d)	Road & Rail	12.14% (L + 300, 1.00% Floor Cash / 7.25% PIK)	4/28/23	32,695,435	32,695,435	29,589,369
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan(d)	Road & Rail	12.14% (L + 300, 1.00% Floor Cash / 7.25% PIK)	4/28/23	6,702,165	6,702,165	6,065,460
Sur La Table, Inc., First Lien(d)	Specialty Retail	10.89% (L + 750, 1.00% Floor Cash / 1.50% PIK)	7/31/22	21,056,804	21,056,804	20,214,532
Unanet, Inc., First Lien	Aerospace & Defense	8.06% (L + 625)	5/31/24	6,632,653	6,572,120	6,639,949
Unanet, Inc., Revolving Term Loan(o)(v)	Aerospace & Defense	8.06% (L + 625)	5/31/24	—	(7,207)	—
Unanet, Inc., Delayed Draw Term Loan(v)	Aerospace & Defense	8.31% (L + 625)	5/31/24	1,709,183	1,693,217	1,711,990
Vertellus Holdings LLC, First Lien	Chemicals	8.38% (L + 675, 1.00% Floor)	8/2/21	17,461,298	17,461,298	17,461,298
WH Buyer, LLC, First Lien	Textile, Apparel & Luxury Goods	8.75% (L + 675, 1.50% Floor)	7/16/25	15,273,116	15,127,890	15,132,603
Winshuttle, LLC, First Lien	Software	10.22% (L + 842, 1.00% Floor)	8/9/24	7,733,521	7,537,730	7,544,282
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	9.25% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,802,748	24,500,000
Total Senior Secured Loans					428,767,242	418,590,065

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Preferred Stock—9.19%
Advantage Insurance Inc.(c)(d)(f)(j)(u)	Insurance	8.00% PIK		587,001	$8,920,536	$5,752,610
Gordon Brothers Finance Company(g)(w)	Diversified Financial Services	13.50%		34,285	34,284,750	34,284,760
KAGY Holding Company, Inc. (AGY Holding Corp.)(c)(d)(g)(p)(u)	Chemicals	20.00% PIK		22,960	11,053,124	—
Red Apple Stores Inc.(c)(g)(h)(k)(p)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					54,258,410	40,037,370
Common Stock—4.38%(c)
Advanced Lighting Technologies, Inc.(f)	Electrical Equipment			149,717	—	—
Gordon Brothers Finance Company(g)(w)	Diversified Financial Services			10,612	10,611,548	10,611,550
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)(p)	Chemicals			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)(p)	Multiline Retail			8,756,859	6,751,451	—
U.S. Well Services, Inc., Class A(f)(s)	Energy Equipment & Services			4,474,937	46,068,940	8,457,631
Total Common Stock					63,431,939	19,069,181
Limited Partnership/Limited Liability Company Interests—21.89%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(s)(v)	Diversified Financial Services			96,333,333	96,333,333	88,272,340
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)(p)	Thrifts & Mortgage Finance			10,059,375	10,059,375	5,999,814
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	508,730
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—
MBS Parent, LLC(c)(n)	Media			546	500,000	571,482
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	5,030,156	—
Total Limited Partnership/Limited Liability Company Interests					114,524,791	95,352,366
Equity Warrants/Options—0.02%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Electrical Equipment		expire 10/4/27	2,360	—	—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Internet Software & Services		expire 1/30/29	62,840	100,544	96,801
Total Equity Warrants/Options					350,544	96,801
TOTAL INVESTMENTS—172.14%					$855,543,801	$749,859,081
OTHER ASSETS & LIABILITIES (NET)—(72.14)%						(314,250,100)
NET ASSETS—100.00%						$435,608,981

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at December 31, 2019.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 88.9% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 80.2% of the fair value of such senior secured loans have floors of 0.75% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2019 of all contracts within the specified loan facility.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities exempt under 144A may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In aggregate, these securities represent 25.8% of the Company’s net assets at December 31, 2019. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of December 31, 2019:

Investment	Acquisition Date
CB-HDT Holdings, Inc., Unsecured Debt	12/15/2016
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants	1/30/2019

(k)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2019, approximately 20.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

(l)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of Kemmerer Operations, LLC and thus non-controlled, affiliated investments.

(m)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of ETX Energy, LLC, and thus a non-controlled, non-affiliated investment.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

(p)

This investment is deemed significant under Regulation S-X Rule 4-08(g). The summarized financial information of AGY Holding Company, Inc., First Boston Construction Holdings, LLC, and Red Apple Stores Inc., are shown below:

AGY Holding Company, Inc.

($ in millions)	December 31, 2019	December 31, 2018
Total assets	$176.6	$177.0
Total liabilities	$316.2	$253.8
Total preferred stock and shareholder's equity (deficit)	$(139.6)	$(76.8)

($ in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$140.9	$141.9	$154.3
Cost of sales	$(119.6)	$(112.0)	$(122.6)
Gross profit	$21.3	$29.9	$31.7
Net income (loss)	$(63.3)	$(2.7)	$(17.6)

Note:   Balance sheet amounts are as of period end

First Boston Construction Holdings, LLC

($ in millions)	December 31, 2019	December 31, 2018
Total assets	$163.2	$174.0
Total liabilities	$134.4	$145.8
Total members' equity	$28.8	$28.2

($ in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Total income	$23.6	$23.4	$18.4
Operating expenses	$(23.9)	$(21.9)	$(16.3)
Net income (loss)	$(0.2)	$1.5	$2.1

Note:   Balance sheet amounts are as of period end

Red Apple Stores Inc.

($ in millions)	December 28, 2019	December 29, 2018
Total assets	$49.4	$48.1
Total liabilities	$55.3	$54.2
Total shareholder's equity (deficit)	$(5.9)	$(6.1)

($ in millions)	52 Week Period Ended December 28, 2019	52 Week Period Ended December 29, 2018	52 Week Period Ended December 30, 2017
Net sales	$225.7	$231.1	$234.6
Cost of sales	$(155.7)	$(159.1)	$(160.8)
Gross profit	$70.0	$72.0	$73.8
Net income (loss)	$0.7	$(4.5)	$2.1

Note: Red Apple Stores Inc. uses a floating fiscal year end, ending on the last Saturday of January. The balances above represent the rolling 52 week presented insofar as practicable to the Company’s year end.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

(q)

This investment is deemed significant under Regulation S-X Rule 3-09. BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC. The separate audited financial statements of BCIC Senior Loan Partners, LLC at December 31, 2019 and for the year ended December 31, 2019 are being filed herewith, as Exhibit 21.3.

(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(t)

Unaudited. As of December 31, 2019, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings, including for comparative December 31, 2018 data (see Note 5).

(u)

The investment is on non-accrual status as of December 31, 2019 and therefore non-income producing. At December 31, 2019, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 2.35% and 6.89%, respectively.

(v)

Position or portion thereof has an unfunded loan commitment as of December 31, 2019 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(w)

This investment is deemed significant under Regulation S-X Rule 3-09. Gordon Brothers Finance Company commenced operations on October 31, 2014. The separate audited financial statements of Gordon Brothers Finance Company at December 31, 2019 and December 31, 2018 and for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 are being filed herewith, as Exhibit 21.1.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

							Year Ended December 31, 2019
Non-controlled, Affiliated Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at December 31, 2019		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, Inc.:
Senior Secured Note, Second Lien	$671,375	$—	$—	$(671,375)	$—		$—	$131	$—	$—
Senior Secured Loan, First Lien	5,141,099	20,129	(52,062)	(223,690)	4,885,476		—	538,720	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	9,052,500	220,480	(2,477,063)	(1,043,307)	5,752,610		(879,673)	—	—	220,480
MBS OpCo LLC:
Senior Secured Loan, First Lien	14,701,500	—	(14,701,500)	—	—	†	—	—	—	—
MBS Parent, LLC:
Limited Liability Co. Interest	304,865	—	(304,865)	—	—	†	—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	—	915,278	(338,984)	—	576,294		—	68,643	3,055	—
Senior Secured Loan, First Lien	—	2,292,783	—	—	2,292,783		—	176,554	—	—
Limited Liability Co. Interest	—	753,591	—	(244,861)	508,730		—	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	1,726,940	44,914,918	(1,502,810)	(36,681,417)	8,457,631		(269,226)	—	—	—
Common Stock, Class B	—	—	—	—	—	††	—	—	—	—
USWS Holdings, LLC:
Limited Liability Co. Interest	25,544,031	—	(44,914,918)	19,370,887	—	††	—	—	—	—
Vertellus Holdings LLC:
Senior Secured Loan, First Lien	22,461,298	—	(22,461,298)	—	—	†	(79,242)	1,531,520	—	—
Senior Secured Loan, Second Lien	14,958,791	—	(15,109,890)	151,099	—	††	(384,913)	1,423,116	—	—
V Global Holdings LLC:
Limited Liability Co. Interest	17,164,835	—	(11,977,610)	(5,187,225)	—	††	387,994	—	—	—
Totals	$111,727,234	$49,117,179	$(113,841,000)	$(24,529,889)	$22,473,524		$(1,225,060)	$3,738,684	$3,055	$220,480

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

†	Investment moved from the non-controlled, affiliated category into the non-controlled, non-affiliated category
††	Investment no longer held as of December 31, 2019.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2019 represents 5.2% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

						Year Ended December 31, 2019
Controlled Investments	Fair Value at December 31, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at December 31, 2019	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$22,959,438	$1,631,310	$—	$(15,403,931)	$9,186,817	$—	$1,314,938	$—	$—
Senior Secured Loan, First Lien	24,021,390	1,487,650	—	—	25,509,040	—	2,945,444	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	2,276,044	—	—	(2,276,044)	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	91,516,666	—	—	(3,244,326)	88,272,340	—	—	—	10,876,314
First Boston Construction Holdings, LLC:
Subordinated Debt	40,000,000	3,500,000	(3,262,500)	—	40,237,500	—	5,088,210	10,965	—
Limited Liability Co. Interest	7,324,557	875,000	(815,625)	(1,384,118)	5,999,814	—	—	1,925	—
Gordon Brothers Finance Company:
Unsecured Debt	110,689,939	67,305,620	(59,827,217)	—	118,168,342	—	13,923,996	111,646	—
Preferred Stock	33,821,486	463,264	—	10	34,284,760	—	—	6,949	4,686,645
Common Stock	10,611,548	—	—	2	10,611,550	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	16,135,000	—	—	1,844,000	17,979,000	—	2,336,913	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	333,982	—	(333,982)	—	—	—	—	—
Totals	$359,356,068	$75,596,826	$(63,905,342)	$(20,798,389)	$350,249,163	$—	$25,609,501	$131,485	$15,562,959

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

 The aggregate fair value of controlled investments at December 31, 2019 represents 80.4% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.00%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Electrical Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
Marsico Parent Superholdco, LLC(j)	Capital Markets		expire 12/14/19	455	444,450	—
Total Equity Warrants/Options					694,450	—
TOTAL INVESTMENTS—137.91%					$753,094,499	$671,652,946
OTHER ASSETS & LIABILITIES (NET)—(37.91)%						(184,632,792
NET ASSETS—100.0%						$487,020,154

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at December 31, 2018.
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
(j)

Security is exempt from registration under Rule 144A of the Securities Act of 1933, or sale of security is subject to certain contractual restrictions. Securities exempt under 144A may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In the aggregate, these securities represent 32.4% of the Company’s net assets at December 31, 2018.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2018

(p)	This investment is deemed significant under Regulation S-X Rule 4-08(g). The summarized financial information of AGY Holding Company, Inc. is shown below:
($ in millions)	December 31, 2018	December 31, 2017
Total assets	$177.0	$169.8
Total liabilities	$253.8	$244.8
Total preferred stock and shareholder's equity (deficit)	$(76.8)	$(75.0)

($ in millions)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net sales	$141.9	$154.3	$120.4
Cost of sales	$(112.0)	$(122.6)	$(98.2)
Gross profit	$29.9	$31.7	$22.2
Net income (loss)	$(4.6)	$(17.6)	$(12.0)

Note:	Balance sheet amounts are as of period end
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
(t)

Unaudited. As of December 31, 2019, the Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings, including for comparative December 31, 2018 data (see Note 5).

(u)

The investment is on non-accrual status as of December 31, 2018 and therefore non-income producing. At December 31, 2018, the aggregate fair value and amortized cost on non-accrual status represents 1.59% and 7.09% of the Company’s debt investments, respectively.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2019. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

As of December 31, 2019, the Company had a net capital loss carryforward of $216,821,840, which can be used to offset future capital gains and is not subject to expiration.

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

December 31, 2017 distribution information in the statement of changes in net assets has been modified to conform to the current year presentation in accordance with the Regulation S-X changes.

Distributions for the year ended December 31, 2017 were classified as follows:

December 31, 2017
Distributions from:
Net investment income	$(52,535,464)
Distributions in excess of net investment income	—
Total distributions	$(52,535,464)

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

The BlackRock Advisors Management Agreement became effective on March 6, 2015. Unless earlier terminated, the investment management agreement was in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. The Company’s Board of Directors approved the continuation of the Current Management Agreement in October 2019.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred $12,425,101, $14,138,788 and $16,391,532, respectively, in base management fees under the investment management agreement.

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

Until March 6, 2017, BlackRock Advisors was entitled to receive the Incentive Fee if the performance exceeded a “hurdle rate” during different measurement periods: trailing four quarters’ periods (which apply only to the portion of the Incentive Fee based on income) and annual periods (which apply only to the portion of the Incentive Fee based on capital gains). The “trailing four quarters’ periods” for purposes of determining the income portion of the Incentive Fee payable for the three months ended December 31, 2019 and 2018 was determined by reference to the four quarter periods ended on December 31, 2019 and 2018, respectively, however, the periods utilized different incentive management fee calculations, both of which are described in more detail below. The term “annual period” means the period beginning on July 1 of each calendar year and ending on June 30 of the next calendar year.

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

For the year ended December 31, 2019, 2018, and the period after March 6, 2017 to December 31, 2017, the Company incurred $8,751,521, $8,510,866, and $7,980,098, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months, which was subsequently extended to June 30, 2019. BCIA had agreed to honor such waiver. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. The Advisor voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through December 31, 2019. For the year ended December 31, 2019, the Advisor waived incentive fees of $6,901,924, resulting in net incentive fees of $1,849,597. The waiver for incentive fees based on income was $8,510,866 and $7,980,098, respectively, for the year ended December 31, 2018 and for the period March 6, 2017 to December 31, 2017, resulting in no net Incentive Fees based on income incurred by the Company. As of December 31, 2019 and December 31, 2018, there were $1,849,597 and zero of incentive fees payable based on income, respectively. The payment of incentive fees for the year ended December 31, 2019 was deferred pursuant to the incentive fee deferral provision discussed above.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at December 31, 2019 and 2018, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at December 31, 2019 and 2018.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act, the Current Management Agreement or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2019 and 2018 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $350,000, $350,000 and $350,004 respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the years ended December 31, 2019, 2018 and 2017 were $183,037, $280,932 and $182,767, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $1,403,419, $1,702,723 and $1,039,221, respectively, for such administrative services expenses.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors assumed the role as investment adviser to the Company. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. BlackRock Advisors and BCIA did not own any shares of the Company at December 31, 2019 and December 31, 2018, respectively.

As of December 31, 2019, 2018, and 2017, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding, respectively.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(6,886,740)	$(9,162,162)	$20,902,457
Weighted average shares outstanding – basic	68,836,590	71,373,570	72,983,354
Earnings (Loss) per share – basic:	$(0.10)	$(0.13)	$0.29
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(6,886,740)	$(9,162,162)	$20,902,457
Adjustments for interest on unsecured convertible senior notes(1)	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(6,886,740)	$(9,162,162)	$20,902,457
Weighted average shares outstanding – diluted(1)	68,836,590	71,373,570	72,983,354
Earnings (Loss) per share – diluted:	$(0.10)	$(0.13)	$0.29

(1)

Due to a net decrease in net assets from operations for the years ended December 31, 2019, and 2018, no incremental shares were included because the effect would be antidilutive. Additionally, no incremental shares were included for the 2017 period, as the effect of unsecured senior convertible notes would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2019, 2018 and 2017 totaled $303,464,758, $308,644,673 and $243,395,361, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2019, 2018 and 2017 totaled $176,721,560, $338,429,154 and $386,382,563, respectively.

At December 31, 2019, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$26,684,394	$9,186,817
Unsecured debt	127,288,981	127,288,981
Subordinated debt	40,237,500	40,237,500
Senior secured loans:
First lien	256,037,486	252,157,341
Second/other priority lien	172,729,756	166,432,724
Total senior secured loans	428,767,242	418,590,065
Preferred stock	54,258,410	40,037,370
Common stock	63,431,939	19,069,181
Limited partnership/limited liability company interests	114,524,791	95,352,366
Equity warrants/options	350,544	96,801
Total investments	$855,543,801	$749,859,081

At December 31, 2018, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$25,053,397	$23,630,813
Unsecured debt	118,807,277	118,807,277
Subordinated debt	40,000,000	40,000,000
Senior secured loans:
First lien	184,191,179	158,945,078
Second/other priority lien	138,006,527	130,926,306
Total senior secured loans	322,197,706	289,871,384
Preferred stock	56,051,729	45,150,030
Common stock	19,685,846	12,338,488
Limited partnership/limited liability company interests	170,604,094	141,854,954
Equity warrants/options	694,450	—
Total investments	$753,094,499	$671,652,946

Industry Composition

As of December 31, 2019, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at December 31, 2019 and 2018 by GICS:

Industry(1)	December 31, 2019	December 31, 2018
Diversified Financial Services	34.0%	36.7%
Chemicals	7.0	15.5
Thrifts & Mortgage Finance	6.2	7.0
Road & Rail	6.2	5.4
Health Care Equipment & Supplies	5.2	4.6
Health Care Providers & Services	3.9	4.5
Software	3.4	—
Energy Equipment & Services	2.9	4.1
Containers & Packaging	2.8	3.8
Specialty Retail	2.7	4.4
Pharmaceuticals	2.7	—
Media	2.7	2.2
Multiline Retail	2.4	2.4
Aerospace & Defense	2.3	1.2
Internet Software & Services	2.1	—
Textile, Apparel & Luxury Goods	2.0	—
Tobacco Related	1.7	—
Capital Markets	1.4	2.1
Professional Services	1.2	—
Health Care Technology	1.2	—
Consumer Finance	1.2	—
Internet & Catalog Retail	1.0	—
Airlines	1.0	—
Insurance	0.8	1.2
Diversified Telecommunication Services	0.7	—
Electrical Equipment	0.7	0.9
Metals & Mining	0.5	0.8
Commercial Services & Supplies	0.1	—
Household Durables	—	—
Oil, Gas & Consumable Fuels	—	—
Diversified Consumer Services	—	3.2
Food & Staples Retailing	—	—
Totals	100.0%	100.0%

(1)	Unaudited. As of December 31, 2019, the Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.

The following table shows the industry composition of the portfolio at fair value at December 31, 2019 and 2018 by our previously used industry classification system:

Industry(1)	December 31, 2019	December 31, 2018
Finance	41.4%	43.8%
Healthcare & Pharmaceuticals	10.5	6.8
Services: Business	10.2	6.5
High Tech Industries	8.8	—
Chemicals, Plastics, & Rubber	7.0	15.4
Retail	5.1	6.8
Transportation: Cargo	4.8	5.4
Consumer Goods: Non-Durable	3.8	—
Containers, Packaging, & Glass	2.8	3.8
Aerospace & Defense	1.2	1.2
Energy: Oil & Gas	1.1	4.1
Transportation: Consumer	1.0	—
Insurance	0.8	1.3
Capital Equipment	0.7	0.9
Media: Broadcasting & Subscription	0.4	—
Metals & Mining	0.4	0.8
Consumer Goods: Durable	—	—
Services: Consumer	—	3.2
Totals	100.0%	100.0%

(1)

Unaudited. As of December 31, 2019, the Company uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. The above table represents the industry composition of the portfolio by our previously used industry classification system.

The geographic composition of the portfolio at fair value at December 31, 2019 was United States 97.2%, and Canada 2.8% and at December 31, 2018 was United States 97.6%, and Canada 2.4%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

The Company and Windward have committed to provide an aggregate of $133.3 million of equity to Senior Loan Partners, with the Company providing $113.3 million and Windward providing $20.0 million. As of December 31, 2019, Senior Loan Partners had called and received $113.3 million of combined equity capital, of which the Company funded $96.3 million and Windward funded $17.0 million. As a result, remaining commitments from the Company and Windward as of December 31, 2019 were $17.0 million and $3.0 million, respectively. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

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

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent. The New Senior Facility is scheduled to mature on July 13, 2023. Senior Loan Funding II, as applicable, has made certain customary representations and warranties, and is required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Funding II was not in default with any covenants or requirements thereunder as of December 31, 2019.

As of December 31, 2019, $217.5 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $52.5 million. The average outstanding debt balance during the years ended December 31, 2019 and 2018 were $230.4 million and $184.2 million, respectively, and the maximum amount borrowed during the same periods were $252.0 million and $245.5 million, respectively, under the Senior Facility and the New Senior Facility. During the years ended December 31, 2019 and 2018, $11.0 million and $8.7 million of interest expense and other debt related expenses were incurred, respectively.

As of December 31, 2019, Senior Loan Partners had total investments at fair value of $259.5 million, comprised of senior secured first lien loans, and delayed draw term loans to a total of 22 borrowers. As of December 31, 2019, none of these loans were on non-accrual status. Purchase of investments for the year ended December 31, 2019 was $19.2 million. Proceeds from investment sales, prepayments or exits for the year ended December 31, 2019 were $93.6 million. Additionally, Senior Loan Partners had unfunded commitments to three borrowers totaling $2.7 million. The aggregate fair value of the unfunded commitments at December 31, 2019 was $2.6 million. The weighted average yield of the portfolio at its current cost basis as of December 31, 2019 and 2018 was 6.64% and 7.49%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of December 31, 2019:

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	5.81% (L + 400)	10/13/25	$11,910,000	$11,885,022	$11,999,325
AP Exhaust Acquisition, LLC, First Lien Term Loan	Auto Components	6.90% (L + 500,1.00% Floor)	5/10/24	11,359,445	11,218,653	5,566,128
AP Plastics Group, LLC, First Lien Term Loan	Chemicals	6.94% (L + 525,1.00% Floor)	8/1/22	9,455,153	9,414,046	9,455,153
BARBRI, Inc., First Lien Term Loan	Diversified Consumer Services	6.46% (L + 425,1.00% Floor)	12/1/23	11,148,649	11,112,706	11,148,649
Crown Paper Group Inc., First Lien Term Loan	Paper & Forest Products	6.55% (L + 475,1.00% Floor)	4/3/24	19,871,048	19,720,639	19,523,305
Dunn Paper, Inc., First Lien Term Loan	Paper & Forest Products	6.55% (L + 475,1.00% Floor)	8/26/22	6,989,180	6,953,679	6,762,032
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.05% (L + 425,1.00% Floor)	9/8/24	14,712,281	14,698,181	14,565,158
ENC Holding Corporation, First Lien Term Loan	Road & Rail	5.94% (L + 400,1.00% Floor)	5/30/25	9,858,571	9,839,136	9,587,461
Golden West Packaging Group, LLC, First Lien Term Loan	Containers & Packaging	7.55% (L + 575,1.00% Floor)	6/20/23	17,674,047	17,618,150	17,563,585
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food Products	5.56% (L + 375,1.00% Floor)	8/22/25	14,812,500	14,751,121	14,534,766
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Trading Companies & Distributors	6.95% (L + 500,1.00% Floor)	3/8/24	1,819,003	1,813,533	1,819,003
MHE Intermediate Holdings LLC, First Lien Term Loan	Trading Companies & Distributors	6.94% (L + 500,1.00% Floor)	3/8/24	10,115,594	10,053,394	10,115,594
MSHC, Inc. (Service Logic), First Lien Term Loan	Construction & Engineering	6.05% (L + 425,1.00% Floor)	12/31/24	23,170,708	23,085,701	23,054,854
National Spine and Pain Centers, LLC, First Lien Term Loan	Health Care Providers & Services	6.30% (L + 450,1.00% Floor)	6/2/24	9,750,000	9,718,548	9,189,375
NGS US FINCO, LLC, First Lien Term Loan	Gas Utilities	6.05% (L + 425,1.00% Floor)	10/1/25	9,900,000	9,858,632	9,875,250

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans - (continued)
On Location Events, LLC, First Lien Term Loan	Leisure Products	6.98% (L + 500,1.00% Floor)	9/29/21	$19,361,455	$19,248,305	$19,361,455
Premise Health Holding Corp., Delayed Draw Term Loan(3)	Health Care Providers & Services	5.44% (L + 350)	7/10/25	—	(1,216)	(8,615)
Premise Health Holding Corp., First Lien Term Loan	Health Care Providers & Services	5.44% (L + 350)	7/10/25	7,145,451	7,115,692	7,038,269
Pretium Packaging, LLC, First Lien Term Loan	Containers & Packaging	6.91% (L + 500,1.00% Floor)	11/14/23	14,737,501	14,655,963	14,590,126
Protective Industrial Products, Inc., Delayed Draw Term Loan	Commercial Services & Supplies	6.26% (L + 450,1.00% Floor)	1/31/24	2,602,174	2,579,253	2,576,152
Protective Industrial Products, Inc., First Lien Term Loan	Commercial Services & Supplies	6.30% (L + 450,1.00% Floor)	1/31/24	13,299,470	13,234,305	13,166,475
PVHC Holding Corp., Delayed Draw Term Loan(3)	Containers & Packaging	6.69% (L + 475)	8/2/24	—	(6,544)	(102,750)
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	6.69% (L + 475)	8/2/24	10,497,125	10,454,628	9,709,841
Q Holding Company, First Lien Term Loan	Chemicals	6.80% (L + 500,1.00% Floor)	12/31/23	9,695,802	9,651,759	9,695,802
Research Now Group, LLC, First Lien Term Loan	IT Services	7.41% (L + 550,1.00% Floor)	12/20/24	4,464,896	4,422,131	4,458,198
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	7.70% (L + 550,1.00% Floor)	6/28/24	277,930	270,271	277,930
TLE Holdings, LLC, First Lien Term Loan	Professional Services	7.30% (L + 550,1.00% Floor)	6/28/24	3,940,380	3,909,047	3,940,380
Total					$267,274,735	$259,462,901

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 89.0% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2019 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(3)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(4)	Unaudited. As of December 31, 2019, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.

Below is a summary of Senior Loan Partners’ portfolio as of December 31, 2018:

Portfolio Company	Industry(3)	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	6.56% (L + 400)	10/11/25	$12,000,000	$11,970,559	$11,970,559
AP Exhaust Acquisition, LLC, First Lien Term Loan	Auto Components	7.62% (L + 500, 1.00% Floor)	5/10/24	13,543,750	13,337,404	12,189,375
AP Plastics Group, LLC, First Lien Term Loan	Chemicals	7.60% (L + 525, 1.00% Floor)	8/1/22	10,310,417	10,253,206	10,310,417
BARBRI, Inc., First Lien Term Loan	Diversified Consumer Services	6.60% (L + 425, 1.00% Floor)	12/1/23	11,148,649	11,104,009	11,037,162
Community Care Health Network, LLC, First Lien Term Loan	Health Care Providers & Services	7.27% (L + 475, 1.00% Floor)	2/16/25	9,950,000	9,928,119	9,651,500
Crown Paper Group Inc., First Lien Term Loan	Paper & Forest Products	7.13% (L + 475, 1.00% Floor)	4/3/24	20,122,581	19,939,896	20,072,274
Digital Room, LLC, First Lien Term Loan	Commercial Services & Supplies	7.53% (L + 500, 1.00% Floor)	12/29/23	23,407,829	23,198,158	23,290,789
Dunn Paper, Inc., First Lien Term Loan	Paper & Forest Products	7.27% (L + 475, 1.00% Floor)	8/26/22	10,344,093	10,276,601	10,357,540
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.77% (L + 425, 1.00% Floor)	9/8/24	14,862,406	14,841,662	14,713,782
ENC Holding Corporation, First Lien Term Loan	Road & Rail	6.80% (L + 400, 1.00% Floor)	5/30/25	9,381,429	9,359,855	9,135,635
Entertainment Partners, LLC, First Lien Term Loan	Professional Services	8.49% (L + 575, 1.00% Floor)	5/8/23	11,327,500	11,327,500	11,327,500
F.M.I. Intermediate Holdings, LLC, First Lien Term Loan	Aerospace & Defense	6.85% (L + 425)	10/9/25	8,914,286	8,888,574	8,888,574
Golden West Packaging Group, LLC, First Lien Term Loan	Containers & Packaging	7.77% (L + 525, 1.00% Floor)	6/20/23	18,103,452	18,031,767	18,012,935
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food Products	6.22% (L + 375, 1.00% Floor)	8/24/25	14,962,500	14,891,082	14,869,732

Portfolio Company	Industry(3)	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans - (continued)
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Trading Companies & Distributors	7.79% (L + 500, 1.00% Floor)	3/8/24	$1,778,418	$1,771,620	$1,778,418
MHE Intermediate Holdings LLC, First Lien Term Loan	Trading Companies & Distributors	7.80% (L + 500, 1.00% Floor)	3/8/24	10,219,405	10,142,251	10,219,405
MSHC, Inc. (Service Logic), First Lien Term Loan	Construction & Engineering	6.89% (L + 425, 1.00% Floor)	12/31/24	18,188,762	18,114,828	18,143,290
National Spine and Pain Centers, LLC, First Lien Term Loan	Health Care Providers & Services	7.02% (L + 450, 1.00% Floor)	6/2/24	9,875,000	9,836,817	9,677,500
New Era Technology, Inc., First Lien Term Loan	IT Services	9.02% (L + 650, 1.00% Floor)	6/22/23	9,053,571	8,891,480	8,963,036
NGS US FINCO, LLC, First Lien Term Loan	Gas Utilities	6.76% (L + 425, 1.00% Floor)	10/1/25	10,000,000	9,951,732	9,951,732
NSM Sub Holdings Corp., Delayed Draw Term Loan	Health Care Providers & Services	6.81% (L + 425, 1.00% Floor)	10/3/22	1,596,797	1,596,797	1,596,797
NSM Sub Holdings Corp., First Lien Term Loan	Health Care Providers & Services	7.05% (L + 425, 1.00% Floor)	10/3/22	14,890,121	14,795,616	14,890,121
On Location Events, LLC, First Lien Term Loan	Leisure Products	8.28% (L + 550, 1.00% Floor)	9/29/21	19,872,291	19,690,706	19,673,568
Premise Health Holding Corp., First Lien Term Loan	Health Care Providers & Services	6.55% (L + 375)	7/10/25	7,217,810	7,183,497	7,163,677
Pretium Packaging, LLC, First Lien Term Loan	Containers & Packaging	7.80% (L + 500, 1.00% Floor)	11/14/23	14,887,501	14,785,418	14,738,626
Protective Industrial Products, Inc., First Lien Term Loan	Commercial Services & Supplies	7.02% (L + 450, 1.00% Floor)	1/31/24	9,320,870	9,241,392	9,320,870
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	7.57% (L + 475, 1.00% Floor)	8/3/24	10,603,425	10,553,404	10,603,425
Q Holding Company, First Lien Term Loan	Chemicals	7.52% (L + 500, 1.00% Floor)	12/18/21	9,770,992	9,713,000	9,551,145
TLE Holdings, LLC, First Lien Term Loan	Professional Services	8.52% (L + 600, 1.00% Floor)	6/28/24	7,960,767	7,884,220	7,884,220
Total					$341,501,170	$339,983,604

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

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of director’s valuation process described elsewhere herein.
(3)	Unaudited. As of December 31, 2019, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings, including for comparative data.

Below is certain summarized financial information for Senior Loan Partners as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017:

Selected Balance Sheet Information

	December 31, 2019	December 31, 2018
Investments, at fair value (cost $267,274,735 and $341,501,170)	$259,462,901	$339,983,604
Cash and cash equivalents	61,586,220	14,340,425
Other assets	4,045,743	3,725,941
Total assets	$325,094,864	$358,049,970
Debt	217,504,560	245,549,646
Distribution payable	2,596,676	260,047
Interest and credit facility fees payable	763,907	933,856
Other accrued expenses and payables	379,908	524,304
Total liabilities	$221,245,051	$247,267,853
Members’ equity	103,849,813	110,782,117
Total liabilities and members’ equity	$325,094,864	$358,049,970

Selected Statement of Operations Information

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
Total Investment income	$24,605,503	$20,652,567	$10,775,628
Interest and credit facility fees	11,015,180	8,700,894	4,150,437
Other fees and expenses	794,317	1,151,016	716,834
Total expenses	$11,809,497	$9,851,910	$4,867,271
Net investment income (loss)	$12,796,006	$10,800,657	$5,908,357
Net realized and unrealized appreciation (depreciation)	(6,932,650)	(1,995,157)	490,757
Net increase in members' capital	$5,863,356	$8,805,500	$6,399,114

For the years ended December 31, 2019 and 2018, the Company’s share of net estimated taxable income from Senior Loan Partners was $10.9 million and $9.4 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of December 31, 2019 and 2018, $2.2 million and $0.2 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities. The separate audited financial statements of BCIC Senior Loan Partners, LLC as of December 31, 2019 and for the year then ended are being filed herewith, as Exhibit 21.3.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2019 and 2018.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2019 and 2018, represents 0.02% and zero of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2019 and 2018 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. On October 29, 2019, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As a result, effective on October 29, 2020 (unless the Company received earlier stockholder approval), the Company’s asset coverage requirement will be reduced from 200% to 150%. As of December 31, 2019 and 2018, the Company’s asset coverage was 235% and 354%, respectively.

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

The Company’s outstanding debt as of December 31, 2019 and 2018 was as follows:

	As of
	December 31, 2019					December 31, 2018
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$340,000,000	(2)	$174,400,000	$174,400,000		$400,000,000	(2)	$49,000,000	$49,000,000
2022 Convertible Notes	143,750,000		143,750,000	139,169,694	(3)	143,750,000		143,750,000	137,397,728	(4)
	$483,750,000		$318,150,000	$313,569,694		$543,750,000		$192,750,000	$186,397,728

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,282,302 and $2,298,004, respectively, as of December 31, 2019.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $3,124,307 and $3,227,965, respectively, as of December 31, 2018.

At December 31, 2019, the Company had $174,400,000 drawn on the Credit Facility as compared to $49,000,000 at December 31, 2018. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $165,600,000 at December 31, 2019 and $351,000,000 at December 31, 2018. The Company’s average outstanding debt balance during the years ended December 31, 2019, 2018 and 2017 was $249,099,570, $241,446,017, and $297,575,896, respectively. The maximum amounts borrowed during the years ended December 31, 2019, 2018 and 2017 was $313,569,694, $329,042,847, and $412,247,365, respectively.

Amortization of $1,597,772, $1,649,290 and $2,055,354 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the years ended December 31, 2019, 2018 and 2017 was 5.83%, 5.82% and 5.70%, respectively, exclusive of commitment fees of $1,025,759, $1,187,897 and $1,258,385, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

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

At December 31, 2019 the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all the authorized shares have been repurchased. As of December 31, 2019, 5,000,000 shares remained available for repurchase.

During the years ended December 31, 2019, 2018, and 2017, the Company purchased a total of 85,543, 4,162,635, and 224,889 shares, respectively, of its common stock on the open market for $469,227, $24,465,526 and $1,431,681, respectively, including brokerage commissions. Since inception of the original repurchase plan through December 31, 2019, the Company has purchased 9,025,032 shares of its common stock on the open market for $62,669,255, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the years ended December 31, 2019, 2018 and 2017, declared distributions to common stockholders were $44,055,206, $51,268,639, and $52,535,464, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2). For the year ended December 31, 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $3,706,828 (through purchase of shares in the open market). For the year ended December 31, 2018, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $2,654,029 (through purchase of shares in the open market) and $816,549 (through issuance of new shares), respectively. For the year ended December 31 2017, distributions reinvested pursuant to the Company’s dividend reinvestment plan was $3,506,620, through issuance of new shares.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2019 and December 31, 2018. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2019 and 2018, the Company was obligated to existing portfolio companies for unfunded commitments of $23.8 million and $39.6 million, respectively. Of the $23.8 million total unfunded commitments at December 31, 2019, $17.0 million was on our aggregate $113.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at December 31, 2019 and 2018 was $22.4 million and $38.2 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$174,400,000	$165,680,000	$49,000,000	$45,815,000
2022 Convertible Notes	139,169,694	144,109,375	137,397,728	140,515,625
Total	$313,569,694	$309,789,375	$186,397,728	$186,330,625

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at December 31, 2019 and 2018 in determining such fair values:

		Fair Value Inputs at December 31, 2019
	Fair Value at December 31, 2019	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$9,186,817	$—	$—	$9,186,817
Unsecured debt	127,288,981	—	—	127,288,981
Subordinated debt	40,237,500	—	—	40,237,500
Senior secured loans	418,590,065	—	27,843,677	390,746,388
Preferred stock	40,037,370	—	—	40,037,370
Common stock	19,069,181	8,457,631	—	10,611,550
Limited partnership/limited liability company interests	7,080,026	—	—	7,080,026
Equity warrants/options	96,801	—	—	96,801
Investment measured at net asset value(1)	88,272,340	—	—	—
Total investments	749,859,081	8,457,631	27,843,677	625,285,433
Cash and cash equivalents	14,678,878	14,678,878	—	—
Total	$764,537,959	$23,136,509	$27,843,677	$625,285,433

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

The valuation techniques used at December 31, 2019 and 2018 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the year ended December 31, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2018	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2019
Senior secured notes	$23,630,813	$34,420	$—	$(16,074,994)	$1,596,578	$—	$—	$9,186,817
Unsecured debt	118,807,277	—	—	—	68,308,919	(59,827,215)	—	127,288,981
Subordinated debt	40,000,000	—	—	—	3,500,000	(3,262,500)	—	40,237,500
Senior secured loans	289,871,384	566,976	(24,207,417)	23,127,634	216,717,867	(100,330,056)	(15,000,000)	390,746,388
Preferred stock	45,150,030	—	(879,673)	(3,319,342)	683,745	(1,597,390)	—	40,037,370
Common stock	10,611,548	—	13,598	—	—	(13,596)	—	10,611,550
Limited partnership/LLC Interest	141,854,954	—	533,264	12,821,300	1,628,591	(58,241,417)	(91,516,666)	7,080,026
Equity warrants/options	—	—	(444,450)	440,707	100,544	—	—	96,801
Total investments	$669,926,006	$601,396	$(24,984,678)	$16,995,305	$292,536,244	$(223,272,174)	$(106,516,666)	$625,285,433

The following is a reconciliation for the year ended December 31, 2018 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2017	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at December 31, 2018
Senior secured notes	$23,250,661	$83,176	$—	$(899,962)	$1,196,938	$—	$—	$23,630,813
Unsecured debt	95,266,709	—	(50,527,163)	50,527,163	81,356,202	(57,815,634)	—	118,807,277
Subordinated debt	29,600,000	—	—	—	10,400,000	—	—	40,000,000
Senior secured loans	404,219,616	1,376,520	(26,117,432)	(78,233)	174,012,412	(263,541,499)	—	289,871,384
Preferred stock	59,622,456	—	—	(14,356,228)	14,883,802	(15,000,000)	—	45,150,030
Common stock	16,206,829	—	(2,648,230)	2,404,948	129,890	(5,481,889)	—	10,611,548
Limited partnership/LLC Interest	129,774,536	—	34,568,730	(46,757,229)	76,727,144	(52,458,227)	—	141,854,954
Equity warrants/options	—	—	—	—	—	—	—	—
Total investments	$757,940,807	$1,459,696	$(44,724,095)	$(9,159,541)	$358,706,388	$(394,297,249)	$—	$669,926,006

There were transfers between Levels of $106,516,666 during the year ended December 31, 2019. There were no transfers between Levels for the year ended December 31, 2018. Transfers between levels are recognized as of the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the years ended December 31, 2019, 2018 and 2017 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(19,061,731), $(68,362,449) and $(31,404,456), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2019 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	7.50x	8.50x	8.00x
Unsecured debt	6.93x	7.79x	7.36x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	7.06x	8.16x	7.61x
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	3.82x	5.41x	4.62x
Equity warrants/options(1)	n/a	n/a	n/a
Market Yields:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.56%	11.65%	11.10%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.05x	1.15x	1.10x
Subordinated debt	0.85x	0.95x	0.90x
Senior secured loans	n/a	n/a	n/a
Preferred stock	1.01x	1.12x	1.07x
Common stock	1.05x	1.15x	1.10x
Limited partnerships/LLC interest	0.85x	0.95x	0.90x
Equity warrants/options	n/a	n/a	n/a
Indicative Bid Quotes:
Senior secured loans	1	1	1

(1)

The aggregate fair value of warrants and options as of December 31, 2019 represents 0.02% of the Company’s net assets. The range of significant unobservable inputs for warrants and options were as follows:

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2019.

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Per Share Data:
Net asset value, beginning of period	$7.07	$7.83	$8.21	$10.17	$10.49
Net investment income	0.61	0.66	0.75	0.74	1.01
Net realized and unrealized gain (loss)	(0.71)	(0.79)	(0.44)	(1.90)	(0.49)
Realized losses on extinguishment of debt	—	—	0.02	—	—
Total from investment operations	(0.10)	(0.13)	0.29	(1.16)	0.52
Distributions to stockholders, excluding tax return of capital	(0.63)	(0.70)	(0.72)	(0.84)	(0.84)
Tax Return of capital	(0.01)	(0.02)	—	—	—
Total distributions	(0.64)	(0.72)	(0.72)	(0.84)	(0.84)
Purchases of treasury stock at prices below net asset value	—	0.09	—	0.05	0.01
Equity component of convertible notes	—	—	0.06	—	—
Issuance/reinvestment of stock at prices (below) net asset value	—	—	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets	(0.74)	(0.76)	(0.38)	(1.96)	(0.32)
Net asset value, end of period	$6.33	$7.07	$7.83	$8.21	$10.17
Market price, end of period	$4.97	$5.29	$6.23	$6.96	$9.40
Total return(1)	5.32%	(4.44)%	(0.61)%	(18.10)%	26.52%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	4.39%	3.90%	4.04%	6.97%	3.81%
Ratio of interest and other debt related expenses to average net assets(2)	3.31%	2.80%	3.06%	2.48%	3.09%
Ratio of total expenses to average net assets(2)(3)	7.70%	6.70%	7.10%	9.45%	6.90%
Ratio of net investment income to average net assets(2)	8.91%	8.72%	9.27%	8.06%	9.57%
Net assets, end of period	$435,608,981	$487,020,154	$571,099,932	$596,320,369	$753,752,615
Average debt outstanding	$249,099,570	$241,446,017	$297,575,896	$361,314,732	$399,882,825
Weighted average shares outstanding	68,836,590	71,373,570	72,983,354	72,757,978	74,576,277
Average debt per share(4)	$3.62	$3.38	$4.08	$4.97	$5.36
Portfolio turnover	25%	40%	28%	32%	26%
Yield on total portfolio at cost	9.4%	9.7%	8.7%	9.2%	10.5%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waiver for the years ended December 31, 2019, 2018, and 2017 (see Note 3 for more detail).  Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 5.86%, 5.46%, and 5.39% for the years ended December 31, 2019, 2018, and 2017 respectively. The ratio of total expenses to average net assets would be 9.17%, 8.26%, and 8.45% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Federal tax information

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or distributable earnings (losses), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in income recognized from investments in wholly owned subsidiaries, non-deductible expenses and the expiration of capital losses which were reclassified for tax purposes.

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

	December 31, 2019	December 31, 2018
Paid-in capital in excess of par	$(3,425,904)	$(4,387,294)
(Increase) decrease in distributable earnings (losses)	3,425,904	4,387,294

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Net increase (decrease) in net assets resulting from operations	$(6,886,740)	$(9,162,162)
Net unrealized (appreciation) depreciation not taxable	23,909,509	10,654,682
Current year net capital (gains) losses	23,613,827	85,446,388
Losses not currently taxable	1,271,414	(39,507,433)
Other book/tax differences	4,483,641	(3,059,969)
Amortization of organizational costs	(3,804)	(3,804)
Taxable income before deductions for distributions	$46,387,847	$44,367,702

Components of accumulated net losses on a tax basis and reconciliation to accumulated net losses on a book basis:

	December 31, 2019	December 31, 2018
Net unrealized appreciation (depreciation)	$(107,252,678)	$(83,343,165)
Differences between book and tax loss on investments	(17,322,727)	(14,993,579)
Dividends payable	(9,637,075)	(12,552,212)
Capital loss carryforward (a)	(216,821,840)	(193,208,013)
Expenses not currently deductible	(5,703)	(9,504)
Total accumulated losses—net, book basis	$(351,040,023)	$(304,106,473)

(a)	Capital Loss Carryover is available to offset futures realized gains and not subject to expiration.

At December 31, 2019 and 2018, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2019	December 31, 2018
Tax cost	$870,235,474	$768,088,078
Gross unrealized appreciation	1,354,674	5,870,505
Gross unrealized depreciation	(121,731,067)	(102,305,637)
Total investments, at fair market value	$749,859,081	$671,652,946

As of December 31, 2019, the Company had capital loss carryforwards of $216,821,840 available to offset future realized capital gains with no expiration.

The tax character of distributions declared for the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Ordinary income	$43,472,714	$50,000,494
Tax return of capital	582,492	1,268,145
Total distributions	$44,055,206	$51,268,639

Important Tax Information (Unaudited)

During the fiscal year ended December 31, 2019, the following information is provided with respect to the ordinary income distributions paid by the Company.

Qualified Dividend Income for Individuals(1)	13.23%
Dividends Qualifying for the Dividend Received Deduction for Corporations(1)	12.76%
Interest Related Dividends for Non-U.S. Residents(2)	41.13%

(1)	The Company hereby designates the percentage indicated above or the maximum amount allowable by law.
(2)	Represents the portion of the taxable ordinary income dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the four years ended December 31, 2019. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss) after Taxes	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic Earnings (Loss) per Common Share	Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2019	$19,191	$9,637	$(11,211)	$(1,574)	$(0.02)	$(0.02)	$6.33
September 30, 2019	19,956	9,637	(22,329)	(12,692)	(0.18)	(0.18)	6.49
June 30, 2019	19,656	11,230	(21,819)	(10,589)	(0.15)	(0.15)	6.82
March 31, 2019	19,315	11,404	6,565	17,969	0.26	0.24	7.15
December 31, 2018	20,718	11,784	(44,206)	(32,422)	(0.46)	(0.46)	7.07
September 30, 2018	21,009	12,486	7,519	20,005	0.28	0.25	7.66
June 30, 2018	21,305	11,538	(7,367)	4,171	0.06	0.06	7.56
March 31, 2018	20,836	11,623	(12,539)	(916)	(0.01)	(0.01)	7.65
December 31, 2017	24,398	14,518	(11,169)	3,349	0.05	0.05	7.83
September 30, 2017	22,761	12,140	(25,891)	(13,751)	(0.19)	(0.19)	7.96
June 30, 2017	25,243	13,869	3,106	16,975	0.23	0.22	8.33
March 31, 2017	24,927	14,565	(235)	14,330	0.20	0.20	8.22

Certain prior period information has been reclassified to conform to the current period presentation. Figures may not total due to rounding.

14. Subsequent events

On March 3, 2020, the Company’s Board of Directors declared a distribution of $0.14 per share, payable on April 7, 2020 to stockholders of record at the close of business on March 17, 2020.

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

March 4, 2020

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

	SIGNATURE	TITLE	DATE

/s/	JAMES E. KEENAN	Interim Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 4, 2020
James E. Keenan

/s/	MICHAEL PUNGELLO	Interim Chief Financial Officer and Interim Treasurer (principal financial and accounting officer)	March 4, 2020
Michael Pungello

/s/	JOHN R. BARON	Director	March 4, 2020
John R. Baron

/s/	JERROLD B. HARRIS	Director	March 4, 2020
Jerrold B. Harris

/s/	MARK S. LIES	Director	March 4, 2020
Mark S. Lies

/s/	WILLIAM E. MAYER	Director	March 4, 2020
William E. Mayer

/s/	MERIDEE A. MOORE	Director	March 4, 2020
Meridee A. Moore

/s/	MAUREEN K. USIFER	Director	March 4, 2020
Maureen K. Usifer

S-1