Form 10-Q
period 2020-03-31
BlackRock Capital Investment Corp
filed 2020-05-06
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at May 6, 2020 was 68,139,955.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $403,211,038 and $389,156,775)	$364,178,726	$377,136,394
Non-controlled, affiliated investments (cost of $64,329,264 and $65,825,475)	12,697,200	22,473,524
Controlled investments (cost of $386,676,602 and $400,561,551)	304,385,236	350,249,163
Total investments at fair value (cost of $854,216,904 and $855,543,801)	681,261,162	749,859,081
Cash and cash equivalents	2,286,143	14,678,878
Receivable for investments sold	703,635	1,871,435
Interest, dividends and fees receivable	5,344,432	5,708,324
Prepaid expenses and other assets	1,667,532	1,945,709
Total Assets	$691,262,904	$774,063,427
Liabilities
Debt (net of deferred financing costs of $2,064,873 and $2,298,004)	$308,021,849	$313,569,694
Interest and credit facility fees payable	2,463,333	757,472
Distributions payable	9,543,152	9,637,075
Base management fees payable	3,295,687	3,251,194
Incentive management fees payable	1,849,597	1,849,597
Payable for investments purchased	482,500	7,312,500
Accrued administrative services	313,561	372,407
Other accrued expenses and payables	2,048,668	1,704,507
Total Liabilities	328,018,347	338,454,446
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 77,861,287 and 77,861,287 issued and 67,849,701 and 68,836,255 outstanding	77,861	77,861
Paid-in capital in excess of par	849,240,398	849,240,398
Distributable earnings (losses)	(419,776,843)	(351,040,023)
Treasury stock at cost, 10,011,586 and 9,025,032 shares held	(66,296,859)	(62,669,255)
Total Net Assets	363,244,557	435,608,981
Total Liabilities and Net Assets	$691,262,904	$774,063,427
Net Asset Value Per Share	$5.35	$6.33

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$8,121,923	$5,942,016
PIK interest income	1,095,431	240,184
Fee income	46,167	475,407
Total investment income from non-controlled, non-affiliated investments	9,263,521	6,657,607
Non-controlled, affiliated investments:
Cash interest income	125,474	1,222,251
PIK interest income	108,831	—
PIK dividend income	—	220,480
Fee income	1,435	—
Total investment income from non-controlled, affiliated investments	235,740	1,442,731
Controlled investments:
Cash interest income	5,415,835	6,900,738
PIK interest income	873,508	—
Cash dividend income	2,907,503	4,191,703
Fee income	3,187	121,862
Total investment income from controlled investments	9,200,033	11,214,303
Total investment income	18,699,294	19,314,641
Expenses:
Base management fees	3,295,687	2,923,149
Incentive management fees	1,924,398	2,280,836
Interest and credit facility fees	4,212,274	3,392,434
Professional fees	525,012	473,043
Administrative services	313,561	363,305
Director fees	184,750	193,000
Investment advisor expenses	87,500	87,500
Other	458,523	478,029
Total expenses, before incentive management fee waiver	11,001,705	10,191,296
Incentive management fee waiver (See Note 3)	(1,924,398)	(2,280,836)
Expenses, net of incentive management fee waiver	9,077,307	7,910,460
Net Investment Income	9,621,987	11,404,181
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	5,485	325,489
Non-controlled, affiliated investments	(1,535,092)	(269,226)
Net realized gain (loss)	(1,529,607)	56,263
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(27,026,956)	(2,684,053)
Non-controlled, affiliated investments	(8,280,114)	4,560,914
Controlled investments	(31,402,329)	4,497,067
Foreign currency translation	(576,649)	134,330
Net change in unrealized appreciation (depreciation)	(67,286,048)	6,508,258
Net realized and unrealized gain (loss)	(68,815,655)	6,564,521
Net Increase (Decrease) in Net Assets Resulting from Operations	$(59,193,668)	$17,968,702
Net Investment Income Per Share—basic	$0.14	$0.17
Earnings (Loss) Per Share—basic	$(0.86)	$0.26
Average Shares Outstanding—basic	68,613,956	68,837,612
Net Investment Income Per Share—diluted	$0.14	$0.16
Earnings (Loss) Per Share—diluted	$(0.86)	$0.24
Average Shares Outstanding—diluted (See Note 4)	85,607,693	85,831,349
Distributions Declared Per Share	$0.14	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net Assets at December 31	$435,608,981	$487,020,154
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	9,621,987	11,404,181
Net realized gain (loss)	(1,529,607)	56,263
Net change in unrealized appreciation (depreciation) before taxes	(67,286,048)	6,508,258
Net increase (decrease) in net assets resulting from operations	(59,193,668)	17,968,702
Distributions to Stockholders from(1):
Net investment income	(9,543,152)	(12,390,525)
Capital Share Transactions:
Purchases of treasury stock	(3,627,604)	(469,227)
Net increase (decrease) in net assets resulting from capital share transactions	(3,627,604)	(469,227)
Total Increase (Decrease) in Net Assets	(72,364,424)	5,108,950
Net Assets at March 31	$363,244,557	$492,129,104
Capital Share Activity:
Purchases of treasury stock	(986,554)	(85,543)
Net increase (decrease) in shares outstanding	(986,554)	(85,543)

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(59,193,668)	$17,968,702
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(2,077,770)	(460,664)
Net amortization on investments	(190,304)	(164,987)
Amortization of debt issuance costs and discount	618,650	602,286
Net change in unrealized (appreciation) depreciation on investments	66,709,399	(6,373,928)
Net change in unrealized (appreciation) depreciation on foreign currency translation	576,649	(134,330)
Net realized (gain) loss on investments	1,529,607	(56,263)
Changes in operating assets:
Purchase of investments	(35,542,803)	(57,790,703)
Proceeds from disposition of investments	37,255,503	55,679,170
Change in receivable for investments sold	1,167,800	—
Change in interest, dividends and fees receivable	701,529	(5,621,325)
Change in prepaid expenses and other assets	111,681	173,405
Changes in operating liabilities:
Change in payable for investments purchased	(6,830,000)	(989,460)
Change in interest and credit facility fees payable	1,705,861	1,853,414
Change in base management fees payable	44,493	(571,371)
Change in accrued administrative services	(58,846)	363,305
Change in other accrued expenses and payables	344,163	153,885
Net cash provided by (used in) operating activities	6,871,944	4,631,136
Financing Activities:
Distributions paid in cash	(9,637,075)	(12,552,214)
Proceeds from debt	50,000,000	55,000,000
Repayments of debt	(56,000,000)	(33,000,000)
Purchase of treasury stock	(3,627,604)	(469,227)
Net cash provided by (used in) financing activities	(19,264,679)	8,978,559
Net increase (decrease) in cash and cash equivalents	(12,392,735)	13,609,695
Cash and cash equivalents, beginning of period	14,678,878	13,497,320
Cash and cash equivalents, end of period	$2,286,143	$27,107,015
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$1,684,343	$622,776
Taxes	$28,050	$6,395
Share issuance — distribution reinvestment	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—0.14%
Advanced Lighting Technologies, LLC, Second Lien(d)(f)(j)(u)	Electrical Equipment	18.87% (L + 1700, 1.00% Floor PIK)	10/4/23	$8,525,898	$2,181,306	$—
AGY Holding Corp., Second Lien(d)(g)(j)(u)	Chemicals	11.00% PIK	11/15/25	26,959,923	24,503,088	512,239
Total Senior Secured Notes					26,684,394	512,239
Unsecured Debt—33.80%
CB-HDT Holdings, Inc.(d)(j)	Aerospace & Defense	12.00% PIK	3/6/21	9,120,639	9,120,639	9,120,639
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services	12.36% (L + 1100, 1.00% Floor)	10/31/21	113,650,416	113,650,416	113,650,416
Total Unsecured Debt					122,771,055	122,771,055
Subordinated Debt—9.49%
First Boston Construction Holdings, LLC(d)(g)(k)	Thrifts & Mortgage Finance	12.00%	2/23/23	36,975,000	36,975,000	34,479,092
Total Subordinated Debt					36,975,000	34,479,092
Senior Secured Loans—112.28%(e)
Advanced Lighting Technologies, LLC, First Lien(f)	Electrical Equipment	9.37% (L + 750, 1.00% Floor)	10/4/22	5,076,022	5,023,510	3,654,737
AGY Holding Corp., First Lien(d)(g)	Chemicals	12.00% PIK	9/15/20	26,282,814	26,282,814	26,282,814
AGY Holding Corp., First Lien Incremental(d)(g)	Chemicals	12.00% PIK	9/15/20	1,011,078	909,970	1,011,078
AGY Holding Corp., Delayed Draw Term Loan(d)(g)	Chemicals	12.00% PIK	9/15/20	4,835,008	4,645,431	4,835,008
AmeriLife Holdings, LLC, Second Lien	Insurance	9.50% (L + 850, 1.00% Floor)	3/18/28	6,697,322	6,563,547	6,563,375
Aretec Group, Inc., Second Lien	Diversified Financial Services	9.24% (L+ 825)	10/1/26	3,563,440	3,521,369	2,494,408
Barri Financial Group, LLC, First Lien	Consumer Finance	8.79% (L + 775, 1.00% Floor)	10/23/24	9,081,456	8,869,304	8,654,628
Bluefin Holding, LLC, Second Lien	Software	8.75% (L+ 775)	9/6/27	7,309,535	7,205,970	6,680,915
Cambrex Corporation, Second Lien	Pharmaceuticals	10.00% (L+ 900, 1.00% Floor)	12/6/27	11,903,098	11,673,321	9,820,056
CareATC, Inc., First Lien	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	4,733,036	4,657,225	4,576,846
CareATC, Inc., Revolving Term Loan	Health Care Technology	8.47% (L + 725, 1.00% Floor)	3/14/24	338,074	332,614	326,918
Diamondback Acquisition, Inc. et al, First Lien	Energy Equipment & Services	10.31% (L + 881, 1.00% Floor)	6/14/22	13,649,615	13,451,787	13,322,024
Dude Solutions Holdings Inc., First Lien	Professional Services	8.57% (L + 750, 1.00% Floor)	6/13/25	9,345,183	9,157,167	8,915,304
Dude Solutions Holdings Inc., Revolving Term Loan(v)	Professional Services	8.57% (L + 750, 1.00% Floor)	6/13/25	325,050	301,185	268,979
ECI Macola/Max Holding, LLC, Second Lien	Diversified Telecommunication Services	9.45% (L + 800, 1.00% Floor)	9/29/25	5,125,000	5,070,982	4,884,125
FinancialForce.com, First Lien	Internet Software & Services	9.50% (L + 675, 2.75% Floor)	2/1/24	10,000,000	9,842,831	10,110,000
GlobalTranz Enterprises LLC, Second Lien	Road & Rail	9.18% (L + 825)	5/15/27	10,808,429	10,612,891	9,630,310
Juul Labs, Inc., First Lien(d)	Tobacco Related	11.25% (L + 800, 1.50% Floor Cash / 1.50% PIK)	8/2/23	13,177,083	13,065,226	12,913,542
Kaseya Traverse Inc., First Lien(d)	Software	8.91% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/3/25	8,029,875	7,892,730	7,676,560
Kaseya Traverse Inc., Delayed Draw Term Loan(d)(v)	Software	8.91% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/3/25	125,455	116,839	83,152
Kaseya Traverse Inc., Revolving Term Loan(v)	Software	7.50% (L + 650, 1.00% Floor)	5/3/25	665,904	654,390	636,308

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Kellermeyer Bergensons Services, LLC, First Lien	Commercial Services & Supplies	8.24% (L + 650, 1.00% Floor)	11/7/26	$1,629,902	$1,615,031	$1,533,738
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan A	Commercial Services & Supplies	8.33% (L + 650, 1.00% Floor)	11/7/26	358,578	355,152	337,422
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan B(o)(v)	Commercial Services & Supplies	8.33% (L + 650, 1.00% Floor)	11/7/26	—	—	(28,923)
Kemmerer Operations, LLC, First Lien(d)(f)	Metals & Mining	15.00% PIK	6/21/23	2,379,718	2,379,718	2,379,718
Kemmerer Operations, LLC, Delayed Draw Term Loan(d)(f)(v)	Metals & Mining	15.00% PIK	6/21/23	598,146	598,145	598,145
Live Auctioneers, LLC, First Lien	Internet & Catalog Retail	7.83% (L + 676, 1.00% Floor)	5/20/25	7,752,132	7,614,351	7,364,525
Marketlive, LLC et al, First Lien	Software	9.08% (L + 800, 1.00% Floor)	12/18/20	2,391,929	2,360,317	2,279,508
MBS OpCo LLC, First Lien	Media	10.45% (L + 900, 1.00% Floor)	12/29/22	14,662,500	14,662,500	14,149,313
Midwest Physician Administrative Services, LLC, Second Lien(s)	Health Care Providers & Services	7.99% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,894,020	12,675,000
NEP II, Inc., Second Lien(s)	Media	8.45% (L + 700)	10/19/26	5,287,765	5,219,127	2,511,688
NorthStar Financial Services Group, LLC et al, Second Lien	Capital Markets	8.49% (L + 750, 0.75% Floor)	5/25/26	11,040,744	10,999,435	10,378,299
One Sky Flight, LLC, First Lien	Airlines	8.50% (L + 750, 1.00% Floor)	12/27/24	7,406,250	7,227,771	7,250,719
Open Lending, LLC, First Lien	Consumer Finance	7.50% (L + 650, 1.00% Floor)	3/11/27	500,000	482,500	475,000
Outcomes Group Holdings, Inc., Second Lien	Health Care Providers & Services	9.11% (L + 750)	10/26/26	15,000,000	14,968,134	13,575,000
P&L Development, LLC, First Lien	Pharmaceuticals	9.50% (L + 750, 2.00% Floor)	6/28/24	8,523,774	8,335,587	8,182,823
Paragon Films, Inc., Second Lien	Containers & Packaging	9.50% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,627,028	20,475,000
Persado, Inc., Delayed Draw Term Loan(v)	Internet Software & Services	8.80% (L + 700, 1.80% Floor)	2/1/25	1,875,000	1,851,059	1,862,500
PharmaLogic Holdings Corp., Second Lien	Health Care Equipment & Supplies	8.99% (L + 800)	12/11/23	8,786,087	8,730,815	8,434,643
PharmaLogic Holdings Corp., Second Lien(h)(k)	Health Care Equipment & Supplies	8.99% (L + 800)	12/11/23	3,323,478	3,307,788	3,190,539
PharmaLogic Holdings Corp., Delayed Draw Term Loan	Health Care Equipment & Supplies	8.99% (L + 800)	12/11/23	2,690,435	2,679,869	2,582,817
Pico Quantitative Trading, LLC, First Lien	Capital Markets	8.75% (L + 725, 1.50% Floor)	2/7/25	500,000	478,415	472,500
Quartz Holding Company, Second Lien	Internet Software & Services	8.86% (L + 800)	4/2/27	5,512,958	5,413,552	5,402,698
Red Apple Stores Inc., Second Lien(g)(h)(k)	Multiline Retail	10.00%	8/1/24	23,050,000	23,050,000	14,291,000
RigUp, Inc., Delayed Draw Term Loan(v)	Professional Services	8.50% (L + 700, 1.50% Floor)	3/1/24	333,333	323,421	323,333
Sandata Technologies, LLC, First Lien	Health Care Technology	7.50% (L + 600)	7/23/24	4,500,000	4,440,100	4,221,000
Sandata Technologies, LLC, Revolving Term Loan	Health Care Technology	6.94% (L + 600)	7/23/24	500,000	493,524	469,000
St. George Warehousing & Trucking Co. of California, Inc., First Lien(d)	Road & Rail	12.87% (L + 1187(d), 1.00% Floor)	4/28/23	33,294,625	33,294,625	27,634,539
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan(d)	Road & Rail	12.87% (L + 1187(d), 1.00% Floor)	4/28/23	6,824,992	6,824,992	5,664,743
Sur La Table, Inc., First Lien(d)(u)	Specialty Retail	10.00% (L + 750, 1.00% Floor Cash / 1.50% PIK)	7/31/22	21,004,304	21,004,304	13,862,840
Unanet, Inc., First Lien	Aerospace & Defense	7.25% (L + 625)	5/31/24	6,632,653	6,574,929	6,254,592
Unanet, Inc., Revolving Term Loan	Aerospace & Defense	7.25% (L + 625)	5/31/24	816,327	809,515	769,796
Unanet, Inc., Delayed Draw Term Loan(v)	Aerospace & Defense	7.31% (L + 625)	5/31/24	1,709,183	1,694,210	1,563,776

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Vertellus Holdings LLC, First Lien	Chemicals	7.75% (L + 675, 1.00% Floor)	8/2/21	$17,461,298	$17,461,298	$17,112,072
WH Buyer, LLC, First Lien	Textile, Apparel & Luxury Goods	9.26% (L + 776, 1.50% Floor)	7/16/25	15,273,116	15,131,131	14,417,822
WH Buyer, LLC, First Lien Incremental	Textile, Apparel & Luxury Goods	9.26% (L + 776, 1.50% Floor)	7/16/25	1,153,846	1,142,405	1,089,231
Winshuttle, LLC, First Lien	Software	9.42% (L + 842, 1.00% Floor)	8/9/24	7,714,139	7,526,678	7,235,862
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	8.50% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,813,857	23,500,000
Total Senior Secured Loans					449,236,406	407,833,365
Preferred Stock—10.74%
Advantage Insurance Inc.(c)(d)(f)(j)(u)	Insurance	8.00% PIK		587,001	8,920,536	4,713,614
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services	13.50%		34,285	34,284,750	34,284,750
KAGY Holding Company, Inc. (AGY Holding Corp.)(c)(d)(g)(u)	Chemicals	20.00% PIK		22,960	11,053,124	—
Red Apple Stores Inc.(c)(g)(h)(k)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					54,258,410	38,998,364
Common Stock—3.28%(c)
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services			10,612	10,611,548	10,611,548
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Multiline Retail			8,756,859	6,751,452	—
U.S. Well Services, Inc., Class A(f)(s)	Energy Equipment & Services			4,319,954	44,472,199	1,295,986
Total Common Stock					61,835,199	11,907,534
Limited Partnership/Limited Liability Company Interests—17.80%
Advanced Lighting Technologies, LLC(c)(f)	Electrical Equipment			149,717	—	—
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(s)(v)	Diversified Financial Services			84,715,260	84,715,259	64,427,291
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Thrifts & Mortgage Finance			9,243,750	9,243,750	—
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	55,000
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—
MBS Parent, LLC(c)(n)	Media			546	500,000	174,196
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	5,030,156	—
Total Limited Partnership/Limited Liability Company Interests					102,091,092	64,656,487

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.03%(c)
Advanced Lighting Technologies, LLC(f)(j)	Electrical Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Internet Software & Services		expire 1/30/29	62,840	100,544	88,429
Pico Quantitative Trading, LLC(j)	Capital Markets		expire 2/7/2030	7	14,804	14,597
Total Equity Warrants/Options					365,348	103,026
TOTAL INVESTMENTS—187.56%					$854,216,904	$681,261,162
OTHER ASSETS & LIABILITIES (NET)—(87.56)%						(318,016,605)
NET ASSETS—100.00%						$363,244,557

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at March 31, 2020.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 87.89% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 81.09% of the fair value of such senior secured loans have floors of 0.75% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2020 of all contracts within the specified loan facility.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 21.7% of the Company’s net assets at March 31, 2020. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of March 31, 2020:

Investment	Acquisition Date
CB-HDT Holdings, Inc., Unsecured Debt	12/15/2016
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants	1/30/2019
Pico Quantitative Trading, LLC, Warrants	2/5/2020

(k)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2020, approximately 16.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2020

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 is shown below:

($ in millions)	March 31, 2020	December 31, 2019
Total assets	$492.8	$473.2
Total liabilities	$485.4	$461.8
Total owners' equity	$7.4	$11.4

($ in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total revenue	$13.6	$13.9
Net change in owners’ equity resulting from operations	$(3.9)	$(4.7)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets & provision for loan loss	$(0.6)	$(2.4)
Provision for loan loss	$3.0	$3.0

Note: Balance sheet amounts are as of period end

(q)	BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.
(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(t)	Unaudited. As of March 31, 2020, the Company uses Global Industry Classification Standard (“GICS”) codes generally to identify the industry groupings.
(u)

The investment is on non-accrual status as of March 31, 2020 and therefore non-income producing.  At March 31, 2020, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 3.16% and 9.81%, respectively.

(v)

Position or associated portfolio company thereof has an unfunded loan commitment as of March 31, 2020 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2020

(Unaudited)

						Three Months Ended March 31, 2020
Non-controlled, Affiliated Investments	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at March 31, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$—	$—	$—	$—	$—	$—	$—
Senior Secured Loan, First Lien	4,885,476	4,761	(13,015)	(1,222,485)	3,654,737	—	125,474	—	—
Limited Liability Co. Interest	—	—	—	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	5,752,610	—	—	(1,038,996)	4,713,614	—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	576,294	21,851	—	—	598,145	—	21,860	1,435	—
Senior Secured Loan, First Lien	2,292,783	86,935	—	—	2,379,718	—	86,971	—	—
Limited Liability Co. Interest	508,730	—	—	(453,730)	55,000	—	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	8,457,631	—	(1,596,742)	(5,564,903)	1,295,986	(1,535,092)	—	—	—
Totals	$22,473,524	$113,547	$(1,609,757)	$(8,280,114)	$12,697,200	$(1,535,092)	$234,305	$1,435	$—

*

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.

**

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2020 represents 3.5% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2020

(Unaudited)

						Three Months Ended March 31, 2020
Controlled Investments	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes***	Fair Value at March 31, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$9,186,817	$—	$—	$(8,674,578)	$512,239	$—	$—	$—	$—
Senior Secured Loan, First Lien	25,509,040	773,774	—	—	26,282,814	—	774,032	—	—
Senior Secured Loan, First Lien	—	909,970	—	101,108	1,011,078	—	673	—	—
Delayed Draw Term Loan, First Lien	—	4,645,431	—	189,577	4,835,008	—	98,802	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
BCIC Senior Loan Partners, LLC
Limited Liability Co. Interest	88,272,340	—	(11,618,072)	(12,226,977)	64,427,291	—	—	—	1,737,536
First Boston Construction Holdings, LLC:
Subordinated Debt	40,237,500	—	(3,262,501)	(2,495,907)	34,479,092	—	1,135,713	3,187	—
Limited Liability Co. Interest	5,999,814	—	(815,625)	(5,184,189)	—	—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	118,168,342	14,895,036	(19,412,962)	—	113,650,416	—	3,697,470	—	—
Preferred Stock	34,284,760	—	—	(10)	34,284,750	—	—	—	1,169,967
Common Stock	10,611,550	—	—	(2)	10,611,548	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	17,979,000	—	—	(3,688,000)	14,291,000	—	582,653	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Totals	$350,249,163	$21,224,211	$(35,109,160)	$(31,978,978)	$304,385,236	$—	$6,289,343	$3,187	$2,907,503

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

***

Net unrealized gain (loss) before taxes includes the net change in unrealized appreciation (depreciation) on controlled investments and net change in unrealized appreciation (depreciation) on foreign currency translation associated with the controlled investments. For the three months ended March 31, 2020, the net change in unrealized appreciation (depreciation) and foreign currency translation associated with the Red Apple Stores Inc.’s common stock was $576,649 and $(576,649), respectively.

The aggregate fair value of controlled investments at March 31, 2020 represents 83.8% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Winshuttle, LLC, First Lien	Software	10.22% (L + 842, 1.00% Floor)	8/9/24	$7,733,521	$7,537,730	$7,544,282
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	9.25% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,802,748	24,500,000
Total Senior Secured Loans					428,767,242	418,590,065
Preferred Stock—9.19%
Advantage Insurance Inc.(c)(d)(f)(j)(u)	Insurance	8.00% PIK		587,001	8,920,536	5,752,610
Gordon Brothers Finance Company(g)(w)	Diversified Financial Services	13.50%		34,285	34,284,750	34,284,760
KAGY Holding Company, Inc. (AGY Holding Corp.)(c)(d)(g)(p)(u)	Chemicals	20.00% PIK		22,960	11,053,124	—
Red Apple Stores Inc.(c)(g)(h)(k)(p)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					54,258,410	40,037,370
Common Stock—4.38%(c)
Advanced Lighting Technologies, Inc.(f)	Electrical Equipment			149,717	—	—
Gordon Brothers Finance Company(g)(w)	Diversified Financial Services			10,612	10,611,548	10,611,550
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)(p)	Chemicals			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)(p)	Multiline Retail			8,756,859	6,751,451	—
U.S. Well Services, Inc., Class A(f)(s)	Energy Equipment & Services			4,474,937	46,068,940	8,457,631
Total Common Stock					63,431,939	19,069,181
Limited Partnership/Limited Liability Company Interests—21.89%
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(s)(v)	Diversified Financial Services			96,333,333	96,333,333	88,272,340
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)(p)	Thrifts & Mortgage Finance			10,059,375	10,059,375	5,999,814
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	508,730
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—
MBS Parent, LLC(c)(n)	Media			546	500,000	571,482
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	5,030,156	—
Total Limited Partnership/Limited Liability Company Interests					114,524,791	95,352,366
Equity Warrants/Options—0.02%(c)
Advanced Lighting Technologies, Inc.(f)(j)	Electrical Equipment		expire 10/4/27	2,360	—	—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Internet Software & Services		expire 1/30/29	62,840	100,544	96,801
Total Equity Warrants/Options					350,544	96,801
TOTAL INVESTMENTS—172.14%					$855,543,801	$749,859,081
OTHER ASSETS & LIABILITIES (NET)—(72.14)%						(314,250,100)
NET ASSETS—100.00%						$435,608,981

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

(l)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of Kemmerer Operations, LLC and thus non-controlled, affiliated investment.

(m)

The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of ETX Energy, LLC, and thus a non-controlled, non-affiliated investments.

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

Consolidated Schedules of Investments—(Continued)

December 31, 2019

(p)

This investment is deemed significant under Regulation S-X Rule 4-08(g). The summarized financial information of AGY Holding Company, Inc., First Boston Construction Holdings, LLC, and Red Apple Stores Inc., are shown below:

AGY Holding Company, Inc

($ in millions)	December 31, 2019	December 31, 2018
Total assets	$176.6	$177.0
Total liabilities	$316.2	$253.8
Total preferred stock and shareholder's equity (deficit)	$(139.6)	$(76.8)

($ in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$140.9	$141.9	$154.3
Cost of sales	$(119.6)	$(112.0)	$(122.6)
Gross profit	$21.3	$29.9	$31.7
Net income (loss)	$(63.3)	$(2.7)	$(17.6)

Note: Balance sheet amounts are as of period end

First Boston Construction Holdings, LLC

($ in millions)	December 31, 2019	December 31, 2018
Total assets	$163.2	$174.0
Total liabilities	$134.4	$145.8
Total members’ equity	$28.8	$28.2

($ in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Total Income	$23.6	$23.4	$18.4
Operating expenses	$(23.9)	$(21.9)	$(16.3)
Net income (loss)	$(0.2)	$1.5	$2.1

Note: Balance sheet amounts are as of period end

Red Apple Stores Inc.

($ in millions)	December 28, 2019	December 29, 2018
Total assets	$49.4	$48.1
Total liabilities	$55.3	$54.2
Total shareholder's equity (deficit)	$(5.9)	$(6.1)

($ in millions)	52 Week Period Ended December 28, 2019	52 Week Period Ended December 29, 2018	52 Week Period Ended December 30, 2017
Net sales	$225.7	$231.1	$234.6
Cost of sales	$(155.7)	$(159.1)	$(160.8)
Gross profit	$70.0	$72.0	$73.8
Net income (loss)	$0.7	$(4.5)	$2.1

Note: Red Apple Stores Inc. uses a floating fiscal year end, ending on the last Saturday of January. The balances above represents rolling 52 week presented insofar as practicable to the Company’s year end.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2019

(q)

This investment is deemed significant under Regulation S-X Rule 3-09. BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC. The separate audited financial statements of BCIC Senior Loan Partners, LLC at December 31, 2019 and for the year ended December 31, 2019 were filed as Exhibit 21.3 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 4, 2020.

(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(t)	Unaudited. As of December 31, 2019, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.
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

(w)

This investment is deemed significant under Regulation S-X Rule 3-09. Gordon Brothers Finance Company commenced operations on October 31, 2014. The separate audited financial statements of Gordon Brothers Finance Company at December 31, 2019 and 2018 and for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were filed as Exhibit 21.1 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 4, 2020.

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2020.

The interim financial information at March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term liquid overnight investments with original maturities of three months or less and may not be insured by the Federal Deposit Insurance Corporation (“FDIC”) or may exceed federally insured limits.

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

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. To the extent that distributions exceed the Company’s current and accumulated earnings and profits, the excess may be treated as a non-taxable return of capital.

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

As of December 31, 2019, the Company had net capital loss carryforward of $216,821,840, which can be used to offset future capital gains and is not subject to expiration.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between Levels 1 and 2 of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company adopted this pronouncement as of January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

3. Agreements and Related Party Transactions

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC (“BlackRock Advisors”) to permit BlackRock Advisors to serve as the Company’s investment adviser (the “BlackRock Advisors Management Agreement”) following the completion of the sale of certain assets related to managing the Company from the Company’s previous investment adviser, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC (the “Previous Advisor,” “BKCA” or “52nd Street”), to BlackRock Advisors (the “Transaction”). BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”). The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser, which is referred to as the “previous management agreement.” The BlackRock Advisors Management Agreement had the same management and incentive fee terms as the previous agreement until March 6, 2017 and thereafter had different management and incentive fees terms as compared to the previous management agreement. For base management fee and incentive management fee terms prior to March 6, 2017, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 4, 2020.

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

Base Management Fee

Under the Management Agreement, the investment advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, the Advisor receives a base management fee at an annual rate of 1.75% of total assets (excluding cash), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter, and prorated for any period of less than a quarter (also see Note 12).

For the three months ended March 31, 2020 and 2019, the Company incurred $3,295,687 and $2,923,149, respectively, in base management fees under the investment management agreement.

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

The calculations described above will be appropriately prorated for any period of less than a quarter and adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such quarter (also see Note 12).

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

For the three months ended March 31, 2020 and 2019, the Company incurred $1,924,398 and $2,280,836, respectively, in Incentive Fees based on income.

On March 7, 2017, BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive incentive fees based on income after March 6, 2017 to December 31, 2018 or approximately 21 months, which was subsequently extended to June 30, 2019. BCIA had agreed to honor such waiver. The start date of the fee waiver coincides with the change to the fee calculation mentioned above. For the three months ended March 31, 2020, the Adviser has voluntarily waived incentive fees of $1,924,398, resulting in no net incentive fees for the period. For the three months ended March 31, 2019, the waiver for incentive fees based on income was $2,280,836, resulting in no net incentive fees based on income incurred by the Company. As of March 31, 2020 and December 31, 2019, there was $1,849,597 and $1,849,597 of incentive fees payable based on income, respectively. The payment of Incentive Fee based on income of $1,849,597 for three months ended March 31, 2020 was deferred pursuant to the incentive fee deferral provision discussed above.

(ii)Annual Incentive Fee Based on Capital Gains

The second portion of the Incentive Fee is based on capital gains and is calculated separately for each Annual Period. Our investment advisor will be entitled to receive an Incentive Fee based on capital gains for each Annual Period in an amount equal to 20% of the amount (also see Note 12) by which (1) net realized capital gains occurring during the period, if any, exceeds (2) gross unrealized capital depreciation, if any, occurring during the period. In calculating the portion of the Incentive Fee based on capital gains payable for any period, investments are accounted for on a security-by-security basis. In addition, the portion of the Incentive Fee based on capital gains is determined using the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses for the period and unrealized capital depreciation for the period.

The capital gains Incentive Fee as calculated under the Current Management Agreement at March 31, 2020 and December 31, 2019, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at March 31, 2020 and December 31, 2019.

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

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 20% of such amount, less the amount of capital gains related Incentive Fees already accrued in prior periods. If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three months ended March 31, 2020 and 2019 resulted in no capital gains Incentive Fee.

(iv)Calculation of Capital Gains

Capital gains and losses are calculated using the proceeds received and either (i) fair market value at the beginning of the Annual Period or (ii) cost for investments acquired during the Annual Period. In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period. The Advisor had agreed to change the calculation of its incentive fees based upon gains for the period from July 1, 2018 until June 30, 2019, solely with respect to any change in the fair market value of the Company’s investment in preferred stock of KAGY Holding Company, Inc. by using $11,952,516 (March 31, 2018 value) as the fair market value at the beginning of the Annual Period instead of $329,881 (June 30, 2018 value).

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For both the three months ended March 31, 2020 and 2019, the Company incurred $87,500 for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three months ended March 31, 2020 and 2019 were $170,225 and $1,755, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2020 and 2019, the Company incurred $313,561 and $363,305, respectively, for such administrative services expenses.

Advisor Stock Transactions

At March 31, 2020 and December 31, 2019, BCIA did not own any shares of the Company. At March 31, 2020 and December 31, 2019, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(59,193,668)	$17,968,702
Weighted average shares outstanding – basic	68,613,956	68,837,612
Earnings (Loss) per share – basic:	$(0.86)	$0.26
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(59,193,668)	$17,968,702
Adjustments for interest on unsecured convertible senior notes(1)	—	2,234,495
Net increase (decrease) in net assets resulting from operations, as adjusted	$(59,193,668)	$20,203,197
Weighted average shares outstanding – diluted(1)	68,613,956	85,831,349
Earnings (Loss) per share – diluted:	$(0.86)	$0.24

(1) Due to a net decrease in net assets from operations for the three months ended March 31, 2020, no incremental shares were included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2020 and 2019 totaled $37,282,934 and $58,011,183, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended March 31, 2020 and 2019 totaled $37,255,503 and $55,679,170, respectively.

At March 31, 2020, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$26,684,394	$512,239
Unsecured debt	122,771,055	122,771,055
Subordinated debt	36,975,000	34,479,092
Senior secured loans:
First lien	269,884,701	250,743,492
Second/other priority lien	179,351,705	157,089,873
Total senior secured loans	449,236,406	407,833,365
Preferred stock	54,258,410	38,998,364
Common stock	61,835,199	11,907,534
Limited partnership/limited liability company interests	102,091,092	64,656,487
Equity warrants/options	365,348	103,026
Total investments	$854,216,904	$681,261,162

At December 31, 2019, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$26,684,394	$9,186,817
Unsecured debt	127,288,981	127,288,981
Subordinated debt	40,237,500	40,237,500
Senior secured loans:
First lien	256,037,486	252,157,341
Second/other priority lien	172,729,756	166,432,724
Total senior secured loans	428,767,242	418,590,065
Preferred stock	54,258,410	40,037,370
Common stock	63,431,939	19,069,181
Limited partnership/limited liability company interests	114,524,791	95,352,366
Equity warrants/options	350,544	96,801
Total investments	$855,543,801	$749,859,081

Industry Composition

As of March 31, 2020, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at March 31, 2020 and December 31, 2019 by GICS.

Industry	March 31, 2020	December 31, 2019
Diversified Financial Services	33.1%	34.0%
Chemicals	7.3	7.0
Road & Rail	6.3	6.2
Health Care Equipment & Supplies	5.5	5.2
Thrifts & Mortgage Finance	5.1	6.2
Health Care Providers & Services	3.9	3.9
Software	3.6	3.4
Containers & Packaging	3.0	2.8
Pharmaceuticals	2.6	2.7
Aerospace & Defense	2.6	2.3
Internet Software & Services	2.6	2.1
Media	2.5	2.7
Textile, Apparel & Luxury Goods	2.3	2.0
Energy Equipment & Services	2.1	2.9
Multiline Retail	2.1	2.4
Specialty Retail	2.0	2.7
Tobacco Related	1.9	1.7
Insurance	1.7	0.8
Capital Markets	1.6	1.4
Health Care Technology	1.4	1.2
Professional Services	1.4	1.2
Consumer Finance	1.3	1.2
Internet & Catalog Retail	1.1	1.0
Airlines	1.1	1.0
Diversified Telecommunication Services	0.7	0.7
Electrical Equipment	0.5	0.7
Metals & Mining	0.4	0.5
Commercial Services & Supplies	0.3	0.1
Household Durables	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2020 was United States 97.4%, and Canada 2.6%, and at December 31, 2019 was United States 97.2%, and Canada 2.8%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

Market and Credit Risk

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations. An outbreak of infectious respiratory illness caused by a novel coronavirus known as “COVID-19” has now been detected globally. This coronavirus has resulted in closing borders, quarantines, disruptions to supply chains and customer activity, as well as general concern and uncertainty. The impact of epidemics and pandemics such as the coronavirus, could affect the economies of many nations, individual companies and the market in general in ways that cannot necessarily be foreseen at the present time. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their value recorded in the consolidated statements of assets and liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

The Company and Windward had committed to provide an aggregate of $133.3 million of equity to Senior Loan Partners, with the Company committing to provide $113.3 million and Windward committing to provide $20.0 million (of which the Company and Windward had funded $96.3 million and $17.0 million, respectively). During the three months ended March 31, 2020, Senior Loan Partners returned $13.7 million of capital pro-rata to its members which remains callable, at which point the previous unfunded commitments of $20.0 million ($17.0 million from the Company and $3.0 million from Windward) were terminated. As a result, remaining commitments from the Company and Windward as of March 31, 2020 were $11.6 million and $2.1 million, respectively, and funded commitments from the Company and Windward were $84.7 million and $14.9 million, respectively. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

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

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2023. Senior Loan Funding II, as applicable, has made certain customary representations and warranties, and is required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Funding II was not in default with any covenants or requirements thereunder as of March 31, 2020.

As of March 31, 2020, $217.5 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $52.5 million. The average outstanding debt balance during the three months ended March 31, 2020 was $217.5 million. Under the New Senior Facility the maximum amount borrowed during the three months ended March 31, 2020 was $217.5 million. During the three months ended March 31, 2020, $2.3 million of interest expense and other debt related expenses were incurred.

As of March 31, 2020, Senior Loan Partners had total investments at fair value of $207.0 million, comprised of senior secured first lien loans, and delayed draw term loans to a total of 22 borrowers. As of March 31, 2020, none of these loans were on non-accrual status. Purchases of investments for the three months ended March 31, 2020 were $6.7 million. Proceeds from investment sales, prepayments or exits for the three months ended March 31, 2020 were $45.0 million. Additionally, Senior Loan Partners had unfunded commitments to two borrowers totaling $1.9 million. The aggregate fair value of the unfunded commitments at March 31, 2020 was $1.7 million. The weighted average yield of the portfolio at its current cost basis as of March 31, 2020 and December 31, 2019 was 5.95% and 6.64%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of March 31, 2020:

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	5.00% (L + 400)	10/13/25	$11,880,225	$11,857,696	$10,870,406
AP Exhaust Acquisition, LLC, First Lien Term Loan	Auto Components	6.72% (L + 500,1.00% Floor)	5/10/24	11,330,975	11,198,505	3,606,552
AP Plastics Group, LLC, First Lien Term Loan	Chemicals	6.83% (L + 525,1.00% Floor)	8/1/22	9,455,153	9,419,473	9,076,947
BARBRI, Inc., First Lien Term Loan	Diversified Consumer Services	5.77% (L + 425,1.00% Floor)	12/1/23	11,148,649	11,116,478	10,591,216
Clarity Telecom, LLC (Vast), First Lien Term Loan	Diversified Telecommunication Services	5.24% (L + 425)	8/30/26	2,992,500	2,986,345	2,468,813
Crown Paper Group Inc., First Lien Term Loan	Paper & Forest Products	5.75% (L + 475,1.00% Floor)	4/3/24	19,391,666	19,250,490	17,064,666
Drilling Info Holdings, Inc., First Lien Term Loan	Oil, Gas and Consumable Fuels	5.24% (L + 425)	7/30/25	2,992,408	2,962,800	2,483,698
Dunn Paper, Inc., First Lien Term Loan	Paper & Forest Products	5.75% (L + 475,1.00% Floor)	8/26/22	6,989,180	6,956,717	6,674,667
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	5.25% (L + 425,1.00% Floor)	9/8/24	14,674,749	14,663,777	13,941,012
ENC Holding Corporation, First Lien Term Loan	Road & Rail	5.45% (L + 400,1.00% Floor)	5/30/25	9,835,000	9,816,792	9,146,550
Golden West Packaging Group, LLC, First Lien Term Loan	Containers & Packaging	6.75% (L + 575,1.00% Floor)	6/20/23	17,546,936	17,498,768	16,494,120
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food Products	4.75% (L + 375,1.00% Floor)	8/22/25	14,775,000	14,717,217	14,036,250

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans - (continued)
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Trading Companies & Distributors	6.10% (L + 500,1.00% Floor)	3/8/24	$1,814,376	$1,809,105	$1,759,944
MHE Intermediate Holdings LLC, First Lien Term Loan	Trading Companies & Distributors	6.07% (L + 500,1.00% Floor)	3/8/24	10,089,642	10,029,881	9,786,953
MSHC, Inc. (Service Logic), First Lien Term Loan	Construction & Engineering	5.25% (L + 425,1.00% Floor)	12/31/24	13,137,557	13,093,820	12,612,055
National Spine and Pain Centers, LLC, First Lien Term Loan	Health Care Providers & Services	6.25% (L + 525,1.00% Floor)	6/2/24	9,725,000	9,696,261	8,655,250
NGS US FINCO, LLC, First Lien Term Loan	Gas Utilities	5.25% (L + 425,1.00% Floor)	10/1/25	9,875,000	9,836,048	9,272,625
Premise Health Holding Corp., Delayed Draw Term Loan(3)	Health Care Providers & Services	4.95% (L + 350)	7/10/25	—	(1,161)	(43,073)
Premise Health Holding Corp., First Lien Term Loan	Health Care Providers & Services	4.95% (L + 350)	7/10/25	7,127,362	7,099,096	6,592,809
Protective Industrial Products, Inc., First Lien Term Loan	Commercial Services & Supplies	5.50% (L + 450,1.00% Floor)	1/31/24	15,862,690	15,780,225	15,704,063
PVHC Holding Corp., Delayed Draw Term Loan(3)	Containers & Packaging	6.18% (L + 475,1.00% Floor)	8/2/24	—	(6,236)	(246,600)
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	6.18% (L + 475,1.00% Floor)	8/2/24	10,470,550	10,432,008	8,585,851
Q Holding Company, First Lien Term Loan	Chemicals	6.45% (L + 500,1.00% Floor)	12/31/23	9,671,501	9,630,481	9,284,641
Research Now Group, LLC, First Lien Term Loan	IT Services	7.26% (L + 550,1.00% Floor)	12/20/24	4,453,506	4,413,053	3,919,085
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	7.75% (P + 450,1.00% Floor)	6/28/24	1,005,695	989,239	952,896
TLE Holdings, LLC, First Lien Term Loan	Professional Services	7.75% (P + 450,1.00% Floor)	6/28/24	3,930,379	3,900,607	3,724,035
Total					$229,147,485	$207,015,431

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 89.2% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2020 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(3)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(4)	Unaudited. As of March 31, 2020, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.

Below is certain summarized financial information for Senior Loan Partners as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

Selected Balance Sheet Information

	March 31, 2020	December 31, 2019
Investments, at fair value (cost $229,147,485 and $267,274,735)	$207,015,431	$259,462,901
Cash and cash equivalents	84,657,888	61,586,220
Other assets	2,704,771	4,045,743
Total assets	$294,378,090	$325,094,864
Debt	217,504,560	217,504,560
Distribution payable	—	2,596,676
Interest and credit facility fees payable	725,619	763,907
Other accrued expenses and payables	351,098	379,908
Total liabilities	$218,581,277	$221,245,051
Members’ equity	75,796,813	103,849,813
Total liabilities and members’ equity	$294,378,090	$325,094,864

Selected Statement of Operations Information

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total investment income	$4,542,469	$6,853,745
Interest and credit facility fees	2,259,360	3,010,493
Other fees and expenses	238,923	253,880
Total expenses	$2,498,283	$3,264,373
Net realized and unrealized appreciation (depreciation)	(14,384,709)	(1,061,619)
Net increase (decrease) in members' capital	$(12,340,523)	$2,527,753

For the three months ended March 31, 2020 and 2019, the Company’s share of net investment income from Senior Loan Partners was $1.7 million and $3.0 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, zero and $2.2 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.
6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2020 and December 31, 2019.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2020 and December 31, 2019 represents 0.03% and 0.02% of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2020 and December 31, 2019 reflect the volume of derivative activity throughout the periods presented.

7. Debt

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, is at least 200% (or 150% under certain circumstances) after such borrowing. On October 29, 2019, the Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 act, as amended by the Small Business Credit Availability Act (the “SBCAA”). Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150% (see Note 12). As of March 31, 2020 and December 31, 2019, the Company’s asset coverage was 214% and 235%, respectively.

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Credit Facility which extended the commitment termination date on the Credit Facility to June 5, 2021 and the maturity date to June 5, 2022. On March 15, 2018, the Company entered into a Third Amendment to the Credit Facility which (i) permanently reduces the aggregate amount of multicurrency commitments under the Credit Facility from $440,000,000 to $400,000,000 and (ii) reduces the amount of shareholders’ equity required under the Credit Facility from $500,000,000 plus 25% of net proceeds from the sale of equity interests to $450,000,000 plus 25% of net proceeds from the sale of equity interests. On August 30, 2019, the Company entered into a Fourth Amendment to the Credit Facility which (i) permanently reduces the aggregate amount of multicurrency commitments under the Credit Facility from $400,000,000 to $340,000,000 and (ii) reduces the amount of shareholders’ equity required under the Credit Facility from $450,000,000 plus 25% of net proceeds from the sale of equity interests to $375,000,000 plus 25% of net proceeds from the sale of equity interests after August 30, 2019.

On March 31, 2020, the Company entered into a Waiver and Agreement to the Credit Facility. The Waiver and Agreement (i) waives the requirement for the Company to comply with the covenant set forth in Section 6.07(a) (the "Minimum Shareholders’ Equity Covenant") of the Revolving Credit Facility at all times from March 31, 2020 through May 10, 2020 (the “Waiver Period”); (ii) reduces the minimum asset coverage ratio required to be maintained by the Company set forth in Section 6.07(b) (the "Asset Coverage Ratio") of the Revolving Credit Facility during the Waiver Period from 2.00 to 1 to 1.50 to 1; (iii) provides that the Company shall not request any borrowing during the Waiver Period if, after giving effect to such borrowing, the aggregate Revolving Credit Exposure (as defined in the Revolving Credit Facility) would exceed $228 million; and (iv) provides that, during the Waiver Period, the Company will not use more than $10 million of the proceeds of loans from new borrowings in the event the aggregate Revolving Credit Exposure exceeds $192 million, to invest in new portfolio companies, subject to certain conditions. The Waiver and Agreement also provides that if the Company demonstrates compliance with the Minimum Shareholders' Equity Covenant and the Asset Coverage Ratio as of the quarter ended March 31, 2020 (without giving effect to the Waiver and Agreement), the Waiver Period and the agreements in clause (iii) and (iv) above shall cease to apply. On May 1, 2020, the Company entered into a Second Waiver and Agreement, which extended the Waiver Period to August 10, 2020 under the same terms described above (see Note 12).

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

The Company’s outstanding debt as of March 31, 2020 and December 31, 2019 was as follows:

	As of
	March 31, 2020					December 31, 2019
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$340,000,000	(2)	$168,400,000	$168,400,000		$340,000,000	(2)	$174,400,000	$174,400,000
2022 Convertible Notes	143,750,000		143,750,000	139,621,849	(3)	143,750,000		143,750,000	139,169,694	(4)
	$483,750,000		$312,150,000	$308,021,849		$483,750,000		$318,150,000	$313,569,694

(1)	Subject to borrowing base and leverage restrictions as defined in the Credit Facility’s governing documents, as well as terms described above under the Waiver and Agreement during the Waiver Period.
(2)

Provides for a feature that allows the Company, under certain circumstances, up to a total of $750,000,000. As of March 31, 2020, under the Waiver and Agreement, the Company is not to request borrowing in excess of $228,000,000 during the Waiver Period.

(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,063,278 and $2,064,873, respectively, as of March 31, 2020.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,282,302 and $2,298,004, respectively, as of December 31, 2019.

At March 31, 2020, the Company had $168,400,000 drawn on the Credit Facility as compared to $174,400,000 at December 31, 2019. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $59,600,000 pursuant to the terms of the Waiver and Agreement (the remaining undrawn amount would have been $171,600,000 at March 31, 2020 under the Credit Facility if the Waiver and Agreement was not in place), and $165,600,000 at December 31, 2019. The Company’s average outstanding debt balance during the three months ended March 31, 2020 and 2019 was $318,424,630 and $193,663,413, respectively. The maximum amounts borrowed during the three months ended March 31, 2020 and 2019 were $332,016,881 and $208,835,348, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three months ended March 31, 2020 and 2019 was 5.10% and 6.38%, respectively, exclusive of commitment fees of $152,590 and $326,115, respectively. Amortization of $399,626 and $395,235 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.375%.

Under the Credit Facility, the Company is required to comply with various affirmative and restrictive covenants, reporting requirements and other customary requirements for similar debt facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on distributions and certain other restricted payments, (d) certain restrictions on subsidiaries and fundamental changes thereto, (e) maintaining a certain minimum shareholders’ equity, (f) maintaining an asset coverage ratio of not less than 2.0:1.0, (g) limitations on certain transactions with affiliates, (h) limitations on pledging certain unencumbered assets, and (i) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the governing documents. Certain covenants have been waived pursuant to the Waiver and Agreement discussed above. Further, amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. The Credit Facility is secured by a lien on substantially all of the assets of the Company and its subsidiaries.

The 2022 Convertible Notes contain certain covenants, including covenants requiring the Company to reserve shares of common stock for the purpose of satisfying all obligations to issue the underlying securities upon conversion of the securities and to furnish to holders of the securities upon request, any information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

At March 31, 2020, the Company did not experience an event of default under the Credit Facility and the Waiver and Agreement; and the Company was in compliance with all covenants under the 2022 Convertible Notes.

8. Capital stock

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all the authorized shares have been repurchased. As of March 31, 2020, 4,013,446 shares remained available for repurchase.

During the three months ended March 31, 2020 and 2019, the Company purchased a total of 986,554 and 85,543 shares of its common stock on the open market for $3,627,604 and $469,227, respectively, including brokerage commissions. Since inception of the original repurchase plan through March 31, 2020, the Company has purchased 10,011,586 shares of its common stock on the open market for $66,296,859, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the three months ended March 31, 2020 and 2019, declared distributions to common stockholders were $9,543,152 and $12,390,525, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2). For the three months ended March 31, 2020 and 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $719,692 and $1,002,900 (through purchase of shares in the open market), respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2020 and December 31, 2019. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2020 and December 31, 2019, the Company was obligated to existing portfolio companies for unfunded commitments of $16.6 million and $23.8 million, respectively. Of the $16.6 million total unfunded commitments at March 31, 2020, $11.6 million was on our aggregate $96.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at March 31, 2020 and December 31, 2019 was $13.7 million and $22.4 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$168,400,000	$138,930,000	$174,400,000	$165,680,000
2022 Convertible Notes	139,621,849	125,781,250	139,169,694	144,109,375
Total	$308,021,849	$264,711,250	$313,569,694	$309,789,375

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at March 31, 2020 and December 31, 2019 in determining such fair values:

		Fair Value Inputs at March 31, 2020
	Fair Value at March 31, 2020	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$512,239	$—	$—	$512,239
Unsecured debt	122,771,055	—	—	122,771,055
Subordinated debt	34,479,092	—	—	34,479,092
Senior secured loans	407,833,365	—	15,186,688	392,646,677
Preferred stock	38,998,364	—	—	38,998,364
Common stock	11,907,534	1,295,986	—	10,611,548
Limited partnership/limited liability company interests	229,196	—	—	229,196
Equity warrants/options	103,026	—	—	103,026
Investment measured at net asset value(1)	64,427,291	—	—	—
Total investments	681,261,162	1,295,986	15,186,688	600,351,197
Cash and cash equivalents	2,286,143	2,286,143	—	—
Total	$683,547,305	$3,582,129	$15,186,688	$600,351,197

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

The valuation techniques used at March 31, 2020 and December 31, 2019 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the three months ended March 31, 2020 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2019	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2020
Senior secured notes	$9,186,817	$—	$—	$(8,674,578)	$—	$—	$—	$512,239
Unsecured debt	127,288,981	—	—	—	14,895,036	(19,412,962)	—	122,771,055
Subordinated debt	40,237,500	—	—	(2,495,907)	—	(3,262,501)	—	34,479,092
Senior secured loans	390,746,388	184,811	5,485	(27,126,317)	22,373,095	(2,084,693)	8,547,908	392,646,677
Preferred stock	40,037,370	—	—	(1,039,006)	—	—	—	38,998,364
Common stock	10,611,550	—	—	(2)	—	—	—	10,611,548
Limited partnership/LLC Interest	7,080,026	—	—	(6,035,204)	—	(815,626)	—	229,196
Equity warrants/options	96,801	—	—	(8,579)	14,804	—	—	103,026
Total investments	$625,285,433	$184,811	$5,485	$(45,379,593)	$37,282,935	$(25,575,782)	$8,547,908	$600,351,197

The following is a reconciliation for the three months ended March 31, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2018	Amortization of Premium/ Discount - Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at March 31, 2019
Senior secured notes	$23,630,813	$11,476	$—	$20,959	$—	$—	$—	$23,663,248
Unsecured debt	118,807,277	—	—	—	23,891,179	(26,119,258)	—	116,579,198
Subordinated debt	40,000,000	—	—	—	—	—	—	40,000,000
Senior secured loans	289,871,384	119,418	—	(148,416)	33,335,715	(28,312,730)	(29,962,500)	264,902,871
Preferred stock	45,150,030	—	—	625,484	683,745	—	—	46,459,259
Common stock	10,611,548	—	13,598	—	—	(13,598)	—	10,611,548
Limited partnership/ LLC Interest	141,854,954	—	—	5,919,243	—	—	—	147,774,197
Equity warrants/options	—	—	—	—	100,544	—	—	100,544
Total investments	$669,926,006	$130,894	$13,598	$6,417,270	$58,011,183	$(54,445,586)	$(29,962,500)	$650,090,865

There were transfers out of Level 2 and into Level 3 of $8,547,908 during the three months ended March 31, 2020, comprised of two investments due to a reduction of observable market activity. There were transfers out of Level 3 and into Level 2 of $29,962,500 during the three months ended March 31, 2019, comprised of two investments due to an increase of observable market activity. Transfers between levels are recognized as of the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the three months ended March 31, 2020 and 2019 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(45,379,593) and $6,676,937, respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2020 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	6.38x	7.38x	6.88x
Unsecured debt	6.49x	7.36x	6.93x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	5.58x	6.56x	6.07x
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	3.42x	3.80x	3.61x
Equity warrants/options(1)	n/a	n/a	n/a
Market Yields:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.99%	11.74%	11.37%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.04x	1.14x	1.09x
Subordinated debt	0.70x	0.80x	0.75x
Senior secured loans	n/a	n/a	n/a
Preferred stock	0.99x	1.11x	1.05x
Common stock	1.04x	1.14x	1.09x
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Indicative Bid Quotes:
Senior secured loans	1	1	1

(1)

The aggregate fair value of warrants and options as of March 31, 2020 represents 0.03% of the Company’s net assets. The range of significant unobservable inputs for warrants and options were as follows:

Equity warrants/options	Low	High	Weighted Average
Option Pricing Model:
Revenue Multiple	2.97x	3.41x	3.19x
Implied Volatility	50.7%	60.7%	55.7%
Term	1.7 years	2.7 years	2.2 years

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Per Share Data:
Net asset value, beginning of period	$6.33	$7.07
Net investment income	0.14	0.17
Net realized and unrealized gain (loss)	(1.00)	0.09
Total from investment operations	(0.86)	0.26
Distributions to stockholders from net investment income	(0.14)	(0.18)
Purchases of treasury stock at prices below net asset value	0.02	—
Net increase (decrease) in net assets	(0.98)	0.08
Net asset value, end of period	$5.35	$7.15
Market price, end of period	$2.20	$5.99
Total return(1)	(52.92)%	16.60%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	4.66%	3.76%
Ratio of interest and other debt related expenses to average net assets(2)	4.04%	2.82%
Ratio of total expenses to average net assets(2)(3)	8.70%	6.58%
Ratio of net investment income to average net assets(2)	9.22%	9.48%
Net assets, end of period	$363,244,557	$492,129,104
Average debt outstanding	$318,424,630	$193,663,413
Weighted average shares outstanding	68,613,956	68,837,612
Average debt per share(4)	$4.64	$2.81
Portfolio turnover	5%	8%
Yield on total portfolio at cost	8.62%	9.73%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waiver approved by the Company’s Board of Directors for the three months ended March 31, 2020 and 2019 (see Note 3 for more detail). Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 6.50% and 5.66% for the three-month periods ended March 31, 2020, and March 31, 2019, respectively.  The ratio of total expenses to average net assets would be 10.54% and 8.48% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved the reduction of the minimum asset coverage ratio requirement from 200% to 150%, pursuant to Section 61(a)(2) of the Investment Company Act, effective on May 2, 2020. Simultaneously, the Company’s management fee and incentive fees were reduced as follows: (i) management fee was reduced from 1.75% of total assets to 1.50% of total assets; provided that the rate will be further reduced to 1.00% on assets that exceed 200% of net asset value; (ii) the incentive fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the incentive fee based on net capital gains was reduced from 20% to 17.5%.

On May 1, 2020, the Company entered into a Second Waiver and Agreement to the Credit Agreement, which extended the Waiver Period to August 10, 2020 (see Note 7).

On May 4, 2020, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on July 7, 2020 to stockholders of record at the close of business on June 1, 2020. The distributions will be paid in a combination of cash and shares of the Company’s common stock at the election of stockholders, with the total amount of cash to be distributed to all stockholders limited to 20% of the total distributions to be paid to all stockholders. The portion of the distributions not paid in cash will be paid in the form of newly issued shares of the Company’s common stock.

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

In addition to factors previously identified elsewhere in the reports BlackRock Capital Investment Corporation has filed with the Securities and Exchange Commission (the “SEC”), the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the financial condition of and ability of our current and prospective portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital, including our ability to obtain continued financing on favorable terms;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of increased competition;
•	the impact of COVID-19 on our portfolio companies and the markets in which they operate, interest rates and the economy in general;
•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
•	changes in law and policy accompanying the new administration and uncertainty pending any such changes;
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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2020, approximately 16.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At March 31, 2020:

Investment portfolio, at fair value: $681.3 million

Net assets: $363.2 million

Indebtedness, excluding deferred financing costs: $310.1 million

Net asset value per share: $5.35

Portfolio Activity for the Three Months Ended March 31, 2020:

Cost of investments during period, including PIK: $37.3 million

Sales, repayments and other exits during period: $37.3 million

Number of portfolio companies at end of period: 52

Operating Results for the Three Months Ended March 31, 2020:

Net investment income per share: $0.14

Distributions declared per share: $0.14

Basic earnings (loss) per share: $(0.86)

Net investment income: $9.6 million

Net realized and unrealized gain (loss): $(68.8) million

Net increase (decrease) in net assets from operations: $(59.2) million

Net investment income per share, as adjusted1: $0.14

Basic earnings (loss) per share, as adjusted1: $(0.86)

Net investment income, as adjusted1: $9.6 million

Net increase (decrease) in net assets from operations, as adjusted1: $(59.2) million

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

Portfolio and investment activity

We invested approximately $37.3 million during the three months ended March 31, 2020. The new investments consisted of senior secured loans secured by first lien ($15.8 million, or 42.4%) or second lien ($6.6 million, or 17.6%), and unsecured or subordinated debt securities ($14.9 million, or 40.0%). Additionally, we received proceeds from sales, repayments and other exits of approximately $37.3 million during the three months ended March 31, 2020.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At March 31, 2020, our portfolio of $681.3 million (at fair value) consisted of 52 portfolio companies and was invested approximately 60% in senior secured loans, 23% in unsecured or subordinated debt securities, 17% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $21.2 million at March 31, 2020. Our largest portfolio company investment at fair value was approximately $113.7 million and our five largest portfolio company investments at fair value comprised approximately 40% of our portfolio at March 31, 2020. At December 31, 2019, our portfolio of $749.9 million (at fair value) consisted of 47 portfolio companies and was invested 56% in senior secured loans, 22% in unsecured or subordinated debt securities, 21% in equity investments and 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $21.9 million at December 31, 2019. Our largest portfolio company investment by value was approximately $118.2 million and our five largest portfolio company investments by value comprised approximately 41% of our portfolio at December 31, 2019.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At March 31, 2020, our top three industry concentrations at fair value consisted of Diversified Financial Services (33.1%), Chemicals (7.3%) and Road & Rail (6.3%). At December 31, 2019, our top three industry concentrations at fair value consisted of Diversified Financial Services (34.0%), Chemicals (7.0%) and Thrifts & Mortgage Finance (6.2%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Fair Market Value	Cost	Fair Market Value	Cost
Total portfolio	10.0%	8.6%	10.4%	9.4%
Senior secured loans	9.8%	9.6%	10.2%	10.2%
Other debt securities	12.2%	10.5%	11.8%	10.8%
Debt and income producing equity securities	10.3%	9.8%	10.9%	10.7%

For the three months ended March 31, 2020 and 2019, the total return based on net asset value was (10.1)% and 4.1%, respectively. For the three months ended March 31, 2020 and 2019, the total return based on market price was (52.9)% and 16.6%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.86 at March 31, 2020 and 1.39 at December 31, 2019. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Grade 1	$235,572,048	$543,022,093
Grade 2	375,229,800	163,762,457
Grade 3	—	—
Grade 4	70,459,314	43,074,531
Not Rated	—	—
Total investments	$681,261,162	$749,859,081

Results of operations

Results comparisons for the three months ended March 31, 2020 and 2019.

Investment income

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Investment Income:
Interest and fees on senior secured loans	$10,666,163	$8,910,440
Interest and fees on other debt securities	5,109,988	5,959,044
Interest earned on short-term investments, cash equivalents	15,640	26,025
Dividends and fees on equity securities	2,907,503	4,419,132
Total investment income	$18,699,294	$19,314,641

Total investment income for the three months ended March 31, 2020 decreased $0.6 million, or 3.2%, as compared to the three months ended March 31, 2019. Excluding fee income and other income, total investment income decreased by approximately 0.4%, primarily due to a lower rate environment and a decrease in dividend income period over period, the impact of which was partially offset by a 12.5% increase in the average investment portfolio at amortized cost for the comparative periods. The increase in portfolio size is primarily due to acquisitions throughout 2019.

Expenses

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Expenses:
Base management fees	$3,295,687	$2,923,149
Incentive management fees	1,924,398	2,280,836
Interest and credit facility fees	4,212,274	3,392,434
Professional fees	525,012	473,043
Administrative services	313,561	363,305
Director fees	184,750	193,000
Investment advisor expenses	87,500	87,500
Other	458,523	478,029
Total expenses, before incentive management fee waiver	11,001,705	10,191,296
Incentive management fee waiver (see Note 3)	(1,924,398)	(2,280,836)
Expenses, net of incentive management fee waiver	$9,077,307	$7,910,460

Total expenses, net of incentive management fee waiver, increased $1.2 million, or 14.8%, for the three months ended March 31, 2020 from comparable period in 2019, primarily due to the increase in interest and credit facility fees and base management fees discussed below.

Interest and credit facility fees increased approximately $0.8 million, or 24.2%, for the three months ended March 31, 2020 from comparable period in 2019, primarily due to higher average debt outstanding in 2020, the impact of which was partially offset from a lower rate environment (see Note 7 to the consolidated financial statements).

The increase of $0.4 million, or 12.7%, in base management fees for the three months ended March 31, 2020 from comparable period in 2019 was due to an increase in the total assets on which management fees are calculated (in arrears). The increase in total assets was primarily due to investment acquisitions throughout 2019.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive incentive fees based on income from March 7, 2017 to June 30, 2019. For the three months ended March 31, 2020, the Advisor has voluntarily waived incentive fees of $1,924,398, resulting in no net incentive fees for the period (see Note 3 to the consolidated financial statements). Net incentive management fees for the three months ended March 31, 2019 were zero. For the three months ended March 31, 2020 and 2019, there was no incentive management fees based on gains incurred (see Note 3 to the consolidated financial statements).

Net investment income

Net investment income was $9.6 million and $11.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $1.8 million, or 15.6% was due to $0.6 million decline in total investment income and $1.2 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the three months ended March 31, 2020 was approximately $(1.5) million, primarily due to the sale of U.S. Well Services, Inc. Class A common stock. Net realized gain for the three months ended March 31, 2019 was $56,263, primarily due to an escrow gain relating to MBS Group Holdings Inc., partially offset by realized losses from the sale of U.S. Well Services, Inc., Class A common stock.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2020 and 2019, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $67.3 million and a decrease in net unrealized depreciation of $6.5 million, respectively. The increase in net unrealized depreciation for the three months ended March 31, 2020 was primarily due to i) $24.7 million increase in valuation depreciation in our equity investments in BCIC Senior Loan Partners, LLC, First Boston Construction Holdings, LLC, and U.S. Well Services, Inc., ii) $18.4 million increase in valuation depreciation in our debt investments in AGY Holding Corp., Sur La Table Inc., and Red Apple Stores Inc., and iii) overall increase in valuation depreciation across our portfolio as a result of macro-economic conditions impacted by the COVID-19 outbreak (see Note 5 to the consolidated financial statements and Item 1A. Risk Factors). The decrease in net unrealized depreciation for the three months ended March 31, 2019 was primarily due to $6.8 million appreciation in our equity investment in USWS Holdings, LLC.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended March 31, 2020 and 2019 was $(59.2) million and $18.0 million, respectively. As compared to the prior period, the decrease is reflective of a decrease in net investment income of $1.8 million period-over-period, as well as a net realized and unrealized gain (loss) of $(68.8) million for the current period, as compared to $6.6 million of net realized and unrealized gain (loss) for the three months ended March 31, 2019.

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements for a more detailed description of the Company’s incentive management fee. In addition, as previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive incentive fees based on income from March 7, 2017 to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA had agreed to honor such waiver. The Advisor has voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through March 31, 2020.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
GAAP Basis:
Net Investment Income	$9,621,987	$11,404,181
Net Investment Income per share	0.14	0.17
Addback: GAAP incentive management fee expense based on Gains	—	—
Addback: GAAP incentive management fee expense based on Income net of incentive management fee waiver	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$9,621,987	$11,404,181
Net Investment Income per share	0.14	0.17
Less: Incremental incentive management fee expense based on Income net of incentive management fee waiver	—	—
As Adjusted[2]:
Net Investment Income	$9,621,987	$11,404,181
Net Investment Income per share	0.14	0.17

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

Financial condition, liquidity and capital resources

During the three months ended March 31, 2020, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the three months ended March 31, 2020 was $6.9 million. Our primary source of cash from operating activities during the period primarily consisted of net sales of investments of $1.7 million, excluding PIK.

Net cash used in financing activities during the three months ended March 31, 2020 was $(19.3) million. Our uses of cash consisted of cash distributions paid of $(9.6) million, $(6.0) million in debt repayments under the Credit Facility, net of borrowings, and purchases of treasury stock of $(3.6) million.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2020 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$168.4	$—	$168.4	$—	$—
2022 Convertible Notes	143.8	—	143.8	—	—
Interest and Credit Facility Fees Payable	2.5	2.5	—	—	—

(1)

At March 31, 2020, $59.6 million remained undrawn under our Credit Facility pursuant to the terms of the Waiver and Agreement (the remaining undrawn amount would have been $171.6 million at March 31, 2020 under our Credit Facility if the Waiver and Agreement was not in place) (see Note 7 to the consolidated financial statements).

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2020 and December 31, 2019. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2020 and December 31, 2019, the Company was obligated to existing portfolio companies for unfunded commitments of $16.6 million and $23.8 million, respectively. Of the $16.6 million total unfunded commitments at March 31, 2020, $11.6 million was on our aggregate $96.3 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	December 19, 2017	January 2, 2018
$0.18	March 19, 2018	April 2, 2018
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2019 and 2018.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. To the extent that distributions exceed the Company’s current and accumulated earnings and profits, the excess may be treated as a non-taxable return of capital. Distributions that exceed a Company’s taxable income but do not exceed the Company’s current and accumulated earnings and profits, may be classified as ordinary income which is taxable to stockholders.

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.14 dividend paid on April 7, 2020, the Company noted that $0.14 was from net investment income and none was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. For the three months ended March 31, 2020 and 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $719,692 and $1,002,900 (through purchase of shares in the open market), respectively (see Note 8 to the consolidated financial statements).

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

Recent developments

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved the reduction of the minimum asset coverage ratio requirement from 200% to 150%, pursuant to Section 61(a)(2) of the Investment Company Act, effective on May 2, 2020. Simultaneously, the Company’s management fee and incentive fees were reduced as follows: (i) management fee was reduced from 1.75% of total assets to 1.50% of total assets; provided that the rate will be further reduced to 1.00% on assets that exceed 200% of net asset value; (ii) the incentive fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the incentive fee based on net capital gains was reduced from 20% to 17.5%.

On May 1, 2020, the Company entered into a Second Waiver and Agreement to the Credit Agreement, which extended the Waiver Period to August 10, 2020 (see Note 7 to the consolidated financial statements).

On May 4, 2020, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on July 7, 2020 to stockholders of record at the close of business on June 1, 2020. The distributions will be paid in a combination of cash and shares of the Company’s common stock at the election of stockholders, with the total amount of cash to be distributed to all stockholders limited to 20% of the total distributions to be paid to all stockholders. The portion of the distributions not paid in cash will be paid in the form of newly issued shares of the Company’s common stock.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2020, 83% of our debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those floating rate debt investments, 86% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of March 31, 2020, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.0	$0.19
Up 300 basis points	$9.7	$0.14
Up 200 basis points	$6.5	$0.09
Up 100 basis points	$3.2	$0.05
Down 100 basis points	$0.3	$0.00

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three months ended March 31, 2020 and 2019, we did not engage in any interest rate hedging activity.

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

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report") and in our most recently filed registration statement on Form N-2, filed on May 29, 2019 (the “Registration Statement”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report, in the Registration Statement and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

On October 29, 2019, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved the reduction of the minimum asset coverage ratio requirement from 200% to 150%, pursuant to Section 61(a)(2) of the Investment Company Act, effective on May 2, 2020. Simultaneously, the Company’s management fee and incentive fees were reduced as follows: (i) management fee was reduced from 1.75% of total assets to 1.50% of total assets; provided that the rate will be further reduced to 1.00% on assets that exceed 200% of net asset value; (ii) the incentive fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the incentive fee based on net capital gains was reduced from 20% to 17.5%. Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase. Rating agencies may also decide to review our credit ratings in light of this change and consider downgrading such ratings, including a downgrade from an investment grade rating to a non-investment grade rating. Such a downgrade in our credit ratings may adversely affect our other securities.

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

Events outside of our control, including public health crises such as Coronavirus (“COVID-19”), may negatively affect the results of our operations.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as “COVID-19” was first detected in China in December 2019 and has now been detected globally. On March 11, 2020, the World Health Organization announced that it had made the assessment that COVID-19 can be characterized as a pandemic. COVID-19, and concern about its spread has resulted in severe disruptions to global financial markets, restrictions on travel and gatherings of any measurable amount of people, including quarantines, expedited and enhanced health screenings, business and school closings, disruptions to employment and supply chains and reduced productivity, all of which have severely impacted business activity in virtually all economies, markets and sectors and negatively impacted the value of many financial and other assets.

The current economic situation and the unprecedented measures taken by state, local and national governments around the world to combat the spread of COVID-19 and its economic impacts, as well as various social, political and psychological tensions in the United States and around the world, may continue to contribute to severe market disruptions and volatility and reduced economic activity, may have long-term negative effects on the U.S. and worldwide financial markets and economy and may cause further economic uncertainties in the United States and worldwide.  It is difficult to predict how long the financial markets and economic activity will continue to be impacted by these events and the Company cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility on the Company include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;
•	inability of the Company to accurately or reliably value its portfolio;
•

inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;

•	inability of the Company to pay any dividends and distributions or service its debt;
•	inability of the Company to maintain its status as a regulated investment company under the Code;
•	potentially severe, sudden and unexpected declines in the value of our investments;
•	increased risk of default or bankruptcy by the companies in which we invest;
•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•

reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;
•	limited availability of new investment opportunities;
•	inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;
•	a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and
•	general threats to the Company’s ability to continue investment operations and to operate successfully as a business development company.

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three months period ended March 31, 2020:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	$—	—	—	5,000,000
February 2020	4.56	69,601	69,601	4,930,399
March 2020	3.61	916,953	916,953	4,013,446
	$3.68	986,554	986,554

(1)	The average price paid per share includes $0.03 commission fee per share.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash and borrowings under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

4.1*	Description of our Capital Stock

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: May 6, 2020	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: May 6, 2020	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer