Form 10-Q
period 2020-06-30
BlackRock Capital Investment Corp
filed 2020-07-29
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at July 29, 2020 was 70,172,274.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $377,024,167 and $389,156,775)	$349,076,281	$377,136,394
Non-controlled, affiliated investments (cost of $19,960,866 and $65,825,475)	10,787,073	22,473,524
Controlled investments (cost of $401,862,889 and $400,561,551)	284,423,232	350,249,163
Total investments at fair value (cost of $798,847,922 and $855,543,801)	644,286,586	749,859,081
Cash and cash equivalents	3,087,966	14,678,878
Receivable for investments sold	5,828,007	1,871,435
Interest, dividends and fees receivable	8,111,557	5,708,324
Prepaid expenses and other assets	2,516,649	1,945,709
Total Assets	$663,830,765	$774,063,427
Liabilities
Debt (net of deferred financing costs of $1,831,742 and $2,298,004)	$319,275,045	$313,569,694
Interest and credit facility fees payable	496,576	757,472
Distributions payable	6,813,994	9,637,075
Base management fees payable	2,708,862	3,251,194
Incentive management fees payable	1,849,597	1,849,597
Payable for investments purchased	236,250	7,312,500
Accrued administrative services	375,704	372,407
Other accrued expenses and payables	2,400,691	1,704,507
Total Liabilities	334,156,719	338,454,446
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 78,151,541 and 77,861,287 issued and 68,139,955 and 68,836,255 outstanding	78,152	77,861
Paid-in capital in excess of par	849,878,667	849,240,398
Distributable earnings (losses)	(453,985,914)	(351,040,023)
Treasury stock at cost, 10,011,586 and 9,025,032 shares held	(66,296,859)	(62,669,255)
Total Net Assets	329,674,046	435,608,981
Total Liabilities and Net Assets	$663,830,765	$774,063,427
Net Asset Value Per Share	$4.84	$6.33

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$7,600,731	$6,813,152	$15,722,654	$12,755,169
PIK interest income	1,358,694	255,924	2,454,125	496,108
Fee income	17,087	437,339	63,254	912,746
Total investment income from non-controlled, non-affiliated investments	8,976,512	7,506,415	18,240,033	14,164,023
Non-controlled, affiliated investments:
Cash interest income	118,000	1,204,631	243,474	2,426,882
PIK interest income	112,958	14,401	221,789	14,401
PIK dividend income	—	—	—	220,480
Fee income	1,436	—	2,871	—
Total investment income from non-controlled, affiliated investments	232,394	1,219,032	468,134	2,661,763
Controlled investments:
Cash interest income	5,486,595	5,859,065	10,902,430	12,759,803
PIK interest income	180,156	960,266	1,053,664	960,266
Cash dividend income	2,566,148	4,103,165	5,473,651	8,294,868
Fee income	61,153	3,238	64,340	125,100
Total investment income from controlled investments	8,294,052	10,925,734	17,494,085	22,140,037
Other income	—	5,075	—	5,075
Total investment income	17,502,958	19,656,256	36,202,252	38,970,898
Expenses:
Base management fees	2,708,862	3,020,614	6,004,549	5,943,762
Incentive management fees	1,608,740	2,245,935	3,533,138	4,526,771
Interest and credit facility fees	4,359,441	3,761,328	8,571,715	7,153,762
Professional fees	544,845	495,474	1,069,857	968,517
Administrative services	375,704	337,634	689,265	700,939
Director fees	152,500	175,000	337,250	368,000
Investment advisor expenses	87,500	87,500	175,000	175,000
Other	507,916	549,031	966,439	1,027,059
Total expenses, before incentive management fee waiver	10,345,508	10,672,516	21,347,213	20,863,810
Incentive management fee waiver (See Note 3)	(1,608,740)	(2,245,935)	(3,533,138)	(4,526,771)
Expenses, net of incentive management fee waiver	8,736,768	8,426,581	17,814,075	16,337,039
Net Investment Income	8,766,190	11,229,675	18,388,177	22,633,859
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(12,316,751)	(23,721,329)	(12,311,266)	(23,395,840)
Non-controlled, affiliated investments	(42,238,921)	—	(43,774,013)	(269,226)
Net realized gain (loss)	(54,555,672)	(23,721,329)	(56,085,279)	(23,665,066)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	11,084,426	23,828,458	(15,942,530)	21,144,405
Non-controlled, affiliated investments	42,458,272	(13,791,497)	34,178,158	(9,230,583)
Controlled investments	(35,387,880)	(8,277,465)	(66,790,209)	(3,780,398)
Foreign currency translation	239,587	142,737	(337,060)	277,067
Net change in unrealized appreciation (depreciation)	18,394,405	1,902,233	(48,891,641)	8,410,491
Net realized and unrealized gain (loss)	(36,161,267)	(21,819,096)	(104,976,920)	(15,254,575)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(27,395,077)	$(10,589,421)	$(86,588,743)	$7,379,284
Net Investment Income Per Share—basic	$0.13	$0.16	$0.27	$0.33
Earnings (Loss) Per Share—basic	$(0.40)	$(0.15)	$(1.27)	$0.11
Average Shares Outstanding—basic	68,117,628	68,836,255	68,365,792	68,836,930
Net Investment Income Per Share—diluted	$0.13	$0.16	$0.27	$0.32
Earnings (Loss) Per Share—diluted	$(0.40)	$(0.15)	$(1.27)	$0.11
Average Shares Outstanding—diluted (See Note 4)	85,111,365	85,829,992	85,359,529	85,830,667
Distributions Declared Per Share	$0.10	$0.18	$0.24	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Net Assets at December 31	$435,608,981	$487,020,154
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	9,621,987	11,404,181
Net realized gain (loss)	(1,529,607)	56,263
Net change in unrealized appreciation (depreciation) before taxes	(67,286,048)	6,508,258
Net increase (decrease) in net assets resulting from operations	(59,193,668)	17,968,702
Distributions to Stockholders from(1):
Net investment income	(9,543,152)	(12,390,525)
Capital Share Transactions:
Purchases of treasury stock	(3,627,604)	(469,227)
Net increase (decrease) in net assets resulting from capital share transactions	(3,627,604)	(469,227)
Total Increase (Decrease) in Net Assets	(72,364,424)	5,108,950
Net Assets at March 31	$363,244,557	$492,129,104

Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	8,766,190	11,229,675
Net realized gain (loss)	(54,555,672)	(23,721,329)
Net change in unrealized appreciation (depreciation) before taxes	18,394,405	1,902,233
Net increase (decrease) in net assets resulting from operations	(27,395,077)	(10,589,421)
Distributions to Stockholders from(1):
Net investment income	(6,813,994)	(12,390,526)
Capital Share Transactions:
Share issuance - distribution reinvestment	638,560	—
Net increase (decrease) in net assets resulting from capital share transactions	638,560	—
Total Increase (Decrease) in Net Assets	(33,570,511)	(22,979,947)
Net Assets at June 30	$329,674,046	$469,149,157

Capital Share Activity:
Shares issued from reinvestment of distributions	290,254	—
Purchases of treasury stock	(986,554)	(85,543)
Net increase (decrease) in shares outstanding	(696,300)	(85,543)

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(86,588,743)	$7,379,284
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(3,729,578)	(1,691,255)
Net amortization on investments	(405,343)	(531,425)
Amortization of debt issuance costs and discount	1,660,010	1,208,963
Net change in unrealized (appreciation) depreciation on investments	48,554,581	(8,133,424)
Net change in unrealized (appreciation) depreciation on foreign currency translation	337,060	(277,067)
Net realized (gain) loss on investments	56,085,279	23,665,066
Changes in operating assets:
Purchase of investments	(55,184,092)	(161,660,813)
Proceeds from disposition of investments	59,830,118	101,233,744
Change in receivable for investments sold	(3,956,572)	1,473,772
Change in interest, dividends and fees receivable	(2,318,764)	(9,242,650)
Change in prepaid expenses and other assets	(1,325,601)	(144,541)
Changes in operating liabilities:
Change in interest and credit facility fees payable	(260,896)	240,769
Change in base management fees payable	(542,331)	(503,681)
Change in payable for investments purchased	(7,076,250)	15,121,870
Change in accrued administrative services	3,297	(38,873)
Change in other accrued expenses and payables	696,185	324,117
Net cash provided by (used in) operating activities	5,778,360	(31,576,144)
Financing Activities:
Distributions paid in cash	(18,541,668)	(24,942,740)
Proceeds from debt	98,000,000	148,000,000
Repayments of debt	(93,200,000)	(82,600,000)
Purchase of treasury stock	(3,627,604)	(469,227)
Net cash provided by (used in) financing activities	(17,369,272)	39,988,033
Net increase (decrease) in cash and cash equivalents	(11,590,912)	8,411,889
Cash and cash equivalents, beginning of period	14,678,878	13,497,320
Cash and cash equivalents, end of period	$3,087,966	$21,909,209
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$6,685,050	$5,055,489
Taxes	$68,050	$44,841
Share issuance — distribution reinvestment	$638,560	$—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—0.33%
Advanced Lighting Technologies, LLC, Second Lien(d)(f)(j)(u)	Electrical Equipment	18.35% (L + 1700, 1.00% Floor PIK)	10/4/23	$8,922,406	$2,181,306	$—
AGY Holding Corp., Second Lien(d)(g)(j)(u)	Chemicals	11.00% PIK	12/15/25	26,959,923	24,503,088	—
Calceus Acquisition, Inc., First Lien	Specialty Retail	9.75%	2/19/25	1,000,000	970,012	1,080,000
Total Senior Secured Notes					27,654,406	1,080,000
Unsecured Debt—42.35%
CB-HDT Holdings, Inc.(d)(j)	Aerospace & Defense	12.00% PIK	3/6/21	8,934,882	8,934,545	8,934,882
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services	12.00% (L + 1100, 1.00% Floor)	10/31/21	130,680,477	130,680,477	130,680,477
Total Unsecured Debt					139,615,022	139,615,359
Subordinated Debt—9.98%
First Boston Construction Holdings, LLC(d)(g)(k)	Thrifts & Mortgage Finance	12.00%	2/23/23	34,800,000	34,800,000	32,888,436
Total Subordinated Debt					34,800,000	32,888,436
Senior Secured Loans—116.17%(e)
Advanced Lighting Technologies, LLC, First Lien(f)	Electrical Equipment	8.85% (L + 750, 1.00% Floor)	10/4/22	5,063,006	5,014,400	3,544,105
AGY Holding Corp., First Lien(d)(g)(u)	Chemicals	12.00% PIK	9/15/20	27,080,059	26,282,814	11,644,425
AGY Holding Corp., First Lien Incremental(d)(g)	Chemicals	12.00% PIK	9/15/20	1,815,222	1,638,284	1,815,222
AGY Holding Corp., Delayed Draw Term Loan(d)(g)	Chemicals	12.00% PIK	9/15/20	4,981,670	4,792,092	4,981,670
AmeriLife Holdings, LLC, Second Lien	Insurance	9.50% (L + 850, 1.00% Floor)	3/18/28	6,697,322	6,564,472	6,496,402
Aretec Group, Inc., Second Lien(s)	Diversified Financial Services	8.43% (L+ 825)	10/1/26	3,563,440	3,523,314	2,883,429
Barri Financial Group, LLC, First Lien	Consumer Finance	8.79% (L + 775, 1.00% Floor)	10/23/24	8,585,689	8,396,180	8,371,046
Bluefin Holding, LLC, Second Lien	Software	7.93% (L+ 775)	9/6/27	4,809,535	4,742,430	4,713,344
Calceus Acquisition, Inc., First Lien	Specialty Retail	5.74% (L + 550)	2/12/25	250,000	236,250	232,500
Cambrex Corporation, Second Lien	Pharmaceuticals	10.00% (L+ 900, 1.00% Floor)	12/6/27	11,903,098	11,680,860	11,188,912
CareATC, Inc., First Lien	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	4,733,036	4,660,912	4,619,443
CareATC, Inc., Revolving Term Loan(o)(v)	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	—	(5,203)	(8,113)
Diamondback Acquisition, Inc. et al, First Lien	Energy Equipment & Services	9.81% (L + 881, 1.00% Floor)	6/14/22	13,615,251	13,436,886	13,383,792
Dude Solutions Holdings Inc., First Lien	Professional Services	8.57% (L + 750, 1.00% Floor)	6/13/25	9,345,183	9,164,505	9,130,243
Dude Solutions Holdings Inc., Revolving Term Loan(v)	Professional Services	8.57% (L + 750, 1.00% Floor)	6/13/25	325,050	302,248	297,014
ECI Macola/Max Holding, LLC, Second Lien	Diversified Telecommunication Services	9.00% (L + 800, 1.00% Floor)	9/29/25	5,125,000	5,072,390	4,961,000
FinancialForce.com, First Lien	Internet Software & Services	9.50% (L + 675, 2.75% Floor)	2/1/24	10,000,000	9,852,977	10,150,000
GlobalTranz Enterprises LLC, Second Lien	Road & Rail	8.43% (L + 825)	5/15/27	10,808,429	10,617,412	8,711,594
Juul Labs, Inc., First Lien(d)	Tobacco Related	11.00% (L + 800, 1.50% Floor Cash / 1.50% PIK)	8/2/23	13,226,497	13,122,425	13,345,536
Kaseya Traverse Inc., First Lien(d)	Software	8.09% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/3/25	4,044,715	3,991,912	3,947,642
Kaseya Traverse Inc., Delayed Draw Term Loan(d)(v)	Software	8.09% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/3/25	63,193	61,076	51,645

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Kaseya Traverse Inc., Revolving Term Loan(v)	Software	7.50% (L + 650, 1.00% Floor)	5/3/25	$332,903	$328,624	$324,831
Kellermeyer Bergensons Services, LLC, First Lien	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	1,625,817	1,611,566	1,562,410
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan A	Commercial Services & Supplies	7.73% (L + 650, 1.00% Floor)	11/7/26	357,680	354,370	343,730
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan B(o)(v)	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	—	—	(19,118)
Kemmerer Operations, LLC, First Lien(d)(f)	Metals & Mining	15.00% PIK	6/21/23	2,469,949	2,469,949	2,469,949
Kemmerer Operations, LLC, Delayed Draw Term Loan(d)(f)(v)	Metals & Mining	15.00% PIK	6/21/23	620,825	620,825	620,825
Live Auctioneers, LLC, First Lien	Internet & Catalog Retail	7.83% (L + 676, 1.00% Floor)	5/20/25	7,732,605	7,601,537	7,485,162
Marketlive, LLC et al, First Lien	Software	9.08% (L + 800, 1.00% Floor)	12/18/20	2,385,919	2,364,463	2,335,814
MBS OpCo LLC, First Lien	Media	10.00% (L + 900, 1.00% Floor)	12/29/22	14,625,000	14,625,000	14,040,000
Midwest Physician Administrative Services, LLC, Second Lien(s)	Health Care Providers & Services	7.75% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,899,464	12,450,000
NEP II, Inc., Second Lien(s)	Media	7.18% (L + 700)	10/19/26	5,287,765	5,221,975	3,860,068
NorthStar Financial Services Group, LLC et al, Second Lien	Capital Markets	8.25% (L + 750, 0.75% Floor)	5/25/26	11,040,744	11,000,848	10,875,133
One Sky Flight, LLC, First Lien	Airlines	8.50% (L + 750, 1.00% Floor)	12/27/24	7,312,500	7,143,584	7,041,938
Open Lending, LLC, First Lien	Consumer Finance	7.50% (L + 650, 1.00% Floor)	3/11/27	496,875	480,033	477,000
Outcomes Group Holdings, Inc., Second Lien	Health Care Providers & Services	7.81% (L + 750)	10/26/26	15,000,000	14,970,429	14,085,000
P&L Development, LLC, First Lien	Pharmaceuticals	9.50% (L + 750, 2.00% Floor)	6/28/24	8,502,358	8,324,897	8,417,334
Paragon Films, Inc., Second Lien	Containers & Packaging	9.50% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,641,777	20,212,500
Persado, Inc., Delayed Draw Term Loan	Internet Software & Services	8.80% (L + 700, 1.80% Floor)	2/1/25	1,562,500	1,548,422	1,550,000
PharmaLogic Holdings Corp., Second Lien	Health Care Equipment & Supplies	8.18% (L + 800)	12/11/23	8,786,087	8,735,174	8,346,783
PharmaLogic Holdings Corp., Second Lien(h)(k)	Health Care Equipment & Supplies	8.18% (L + 800)	12/11/23	3,323,478	3,308,834	3,157,304
PharmaLogic Holdings Corp., Delayed Draw Term Loan	Health Care Equipment & Supplies	8.18% (L + 800)	12/11/23	2,690,435	2,680,819	2,555,913
Pico Quantitative Trading, LLC, First Lien	Capital Markets	8.75% (L + 725, 1.50% Floor)	2/7/25	500,000	479,315	480,500
Puppet, Inc., First Lien(v)	IT Services	9.50% (L + 850, 1.00% Floor)	6/19/23	750,000	722,756	722,500
Quartz Holding Company, Second Lien	Internet Software & Services	8.18% (L + 800)	4/2/27	5,512,958	5,416,380	5,071,921
Red Apple Stores Inc., Second Lien(g)(h)(k)	Multiline Retail	10.00%	8/1/24	23,050,000	23,050,000	19,131,500
RigUp, Inc., Delayed Draw Term Loan(v)	Professional Services	8.50% (L + 700, 1.50% Floor)	3/1/24	333,333	324,022	325,333
Sandata Technologies, LLC, First Lien	Health Care Technology	6.31% (L + 600)	7/23/24	4,500,000	4,443,537	4,297,500
Sandata Technologies, LLC, Revolving Term Loan	Health Care Technology	6.31% (L + 600)	7/23/24	500,000	493,841	477,500
St. George Warehousing & Trucking Co. of California, Inc., First Lien(d)	Road & Rail	11.25% (L + 925 PIK, 1.00% Cash, 1.00% Floor)	4/28/23	34,085,305	34,085,305	28,461,230
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan(d)	Road & Rail	11.25% (L + 925 PIK, 1.00% Cash, 1.00% Floor)	4/28/23	6,987,070	6,987,070	5,834,203
Unanet, Inc., First Lien	Aerospace & Defense	6.44% (L + 625)	5/31/24	6,632,653	6,578,879	6,327,551
Unanet, Inc., Revolving Term Loan	Aerospace & Defense	7.25% (L + 625)	5/31/24	816,327	809,752	778,776

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Unanet, Inc., Delayed Draw Term Loan(v)	Aerospace & Defense	6.44% (L + 625)	5/31/24	$1,709,183	$1,695,156	$1,591,837
Vertellus Holdings LLC, First Lien	Chemicals	7.75% (L + 675, 1.00% Floor)	8/2/21	17,461,298	17,461,298	17,199,378
WH Buyer, LLC, First Lien	Textile, Apparel & Luxury Goods	9.26% (L + 776, 1.50% Floor)	7/16/25	15,273,116	15,137,452	14,555,280
WH Buyer, LLC, First Lien Incremental	Textile, Apparel & Luxury Goods	9.26% (L + 776, 1.50% Floor)	7/16/25	1,153,846	1,142,811	1,099,615
Winshuttle, LLC, First Lien	Software	9.42% (L + 842, 1.00% Floor)	8/9/24	7,694,757	7,517,661	7,463,914
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	8.66% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,817,932	22,500,000
Total Senior Secured Loans					423,244,393	382,971,965
Preferred Stock—7.88%
Advantage Insurance Inc.(c)(d)(f)(j)(u)	Insurance	8.00% PIK		587,001	8,920,536	4,085,527
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services	13.50%		34,285	34,284,750	21,891,850
KAGY Holding Company, Inc. (AGY Holding Corp.)(c)(d)(g)(u)	Chemicals	20.00% PIK		22,960	11,053,124	—
Red Apple Stores Inc.(c)(g)(h)(k)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					54,258,410	25,977,377
Common Stock—0.00%(c)
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services			10,612	10,611,548	—
KAGY Holding Company, Inc. (AGY Holding Corp.)(g)	Chemicals			3,131,292	—	—
Red Apple Stores Inc.(g)(h)(i)(k)	Multiline Retail			8,756,859	6,751,452	—
Total Common Stock					17,363,000	—
Limited Partnership/Limited Liability Company Interests—18.69%
Advanced Lighting Technologies, LLC(c)(f)	Electrical Equipment			149,717	—	—
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(s)(v)	Diversified Financial Services			84,715,260	84,715,260	61,389,652
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Thrifts & Mortgage Finance			8,700,000	8,700,000	—
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	66,667
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—
MBS Parent, LLC(c)(n)	Media			546	500,000	172,591
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	5,030,156	—
Total Limited Partnership/Limited Liability Company Interests					101,547,343	61,628,910

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Equity Warrants/Options—0.04%(c)
Advanced Lighting Technologies, LLC(f)(j)	Electrical Equipment		expire 10/4/27	2,360	$—	$—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Internet Software & Services		expire 1/30/29	62,840	100,544	109,857
Pico Quantitative Trading, LLC(j)	Capital Markets		expire 2/7/30	162	14,804	14,682
Total Equity Warrants/Options					365,348	124,539
TOTAL INVESTMENTS—195.44%					$798,847,922	$644,286,586
OTHER ASSETS & LIABILITIES (NET)—(95.44)%						(314,612,540)
NET ASSETS—100.00%						$329,674,046

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at June 30, 2020.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 89.38% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 80.40% of the fair value of such senior secured loans have floors of 0.75% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2020 of all contracts within the specified loan facility.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 22.6% of the Company’s net assets at June 30, 2020. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of June 30, 2020:

Investment	Acquisition Date
CB-HDT Holdings, Inc., Unsecured Debt	12/15/2016
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants	1/30/2019
Pico Quantitative Trading, LLC, Warrants	2/5/2020

(k)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2020, approximately 17.63% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2020

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 is shown below:

($ in millions)	June 30, 2020	December 31, 2019
Total assets	$459.3	$473.2
Total liabilities	$442.8	$461.8
Total owners' equity	$16.5	$11.4

($ in millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Total revenue	$11.0	$12.0	$24.6	$25.9
Net change in owners’ equity resulting from operations	$9.1	$(8.7)	$5.2	$(13.5)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets, unrealized on investments in warrants & provision for loan loss	$(2.5)	$(5.6)	$(3.1)	$(8.0)
Provision for loan loss	$3.0	$3.0	$6.0	$6.0

Note: Balance sheet amounts are as of period end

(q)	BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.
(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(t)	Unaudited. As of June 30, 2020, the Company uses Global Industry Classification Standard (“GICS”) codes generally to identify the industry groupings.
(u)

The investment is on non-accrual status as of June 30, 2020 and therefore non-income producing. At June 30, 2020, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 2.70% and 10.73%, respectively.

(v)

Position or associated portfolio company thereof has an unfunded loan commitment as of June 30, 2020 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2020

(Unaudited)

							Six Months Ended June 30, 2020
Non-controlled, Affiliated Investments	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at June 30, 2020		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$—	$—	$—		$—	$—	$—	$—
Senior Secured Loan, First Lien	4,885,476	8,665	(26,030)	(1,324,006)	3,544,105		—	243,474	—	—
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	5,752,610	—	—	(1,667,083)	4,085,527		—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	576,294	44,531	—	—	620,825		—	44,549	2,871	—
Senior Secured Loan, First Lien	2,292,783	177,166	—	—	2,469,949		—	177,240	—	—
Limited Liability Co. Interest	508,730	—	—	(442,063)	66,667		—	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	8,457,631	—	(46,068,941)	37,611,310	—	†	(43,774,013)	—	—	—
Totals	$22,473,524	$230,362	$(46,094,971)	$34,178,158	$10,787,073		$(43,774,013)	$465,263	$2,871	$—

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

†	Investment no longer held as of June 30, 2020.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2020 represents 3.3% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2020

(Unaudited)

						Six Months Ended June 30, 2020
Controlled Investments	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes***	Fair Value at June 30, 2020	Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$9,186,817	$—	$—	$(9,186,817)	$—	$—	$—	$—	$—
Senior Secured Loan, First Lien	25,509,040	773,773	—	(14,638,388)	11,644,425	—	765,271	—	—
Senior Secured Loan, First Lien	—	1,638,283	—	176,939	1,815,222	—	46,441	—	—
Delayed Draw Term Loan, First Lien	—	4,792,093	—	189,577	4,981,670	—	243,901	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	88,272,340	—	(11,618,071)	(15,264,617)	61,389,652	—	—	—	3,133,717
First Boston Construction Holdings, LLC:
Subordinated Debt	40,237,500	—	(5,437,500)	(1,911,564)	32,888,436	—	2,253,663	6,372	—
Limited Liability Co. Interest	5,999,814	—	(1,359,375)	(4,640,439)	—	—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	118,168,342	31,925,097	(19,412,962)	—	130,680,477	—	7,481,512	57,968	—
Preferred Stock	34,284,760	—	—	(12,392,910)	21,891,850	—	—	—	2,339,934
Common Stock	10,611,550	—	—	(10,611,550)	—	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	17,979,000	—	—	1,152,500	19,131,500	—	1,165,306	—	—
Preferred Stock	—	—	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—	—	—
Totals	$350,249,163	$39,129,246	$(37,827,908)	$(67,127,269)	$284,423,232	$—	$11,956,094	$64,340	$5,473,651

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

***

Net unrealized gain (loss) before taxes includes the net change in unrealized appreciation (depreciation) on controlled investments and net change in unrealized appreciation (depreciation) on foreign currency translation associated with the controlled investments. For the six months ended June 30, 2020, the net change in unrealized appreciation (depreciation) and foreign currency translation associated with the Red Apple Stores Inc.’s common stock was $(337,060) and $337,060, respectively.

The aggregate fair value of controlled investments at June 30, 2020 represents 86.3% of the Company’s net assets.

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
BCIC Senior Loan Partners, LLC:
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

The interim financial information at June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash distributions. Additionally, if the Company makes a distribution to be paid in cash or in stock at the election of stockholders as of the applicable dividend record date (a “Cash/Stock Distribution”), the terms are subject to the amended Plan dated May 13, 2020 described below.

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

On May 13, 2020, the Board of Directors of the Company adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Distribution, each stockholder will be required to elect whether to receive the distribution in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Distribution in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Distribution and will receive the distribution in cash subject to any rules applicable to the distribution that may limit the portion of the distribution the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Distribution in stock, the stockholder will receive the distribution in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the distribution (or portion of the distribution to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan.

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

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved, among other matters, the proposal to allow the Company to increase leverage by approving the application to the Company of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the Investment Company Act of 1940, to become effective on May 2, 2020. Effective at the same time, the Company’s management fee and incentive fees were reduced as follows: (i) management fee was reduced from 1.75% of total assets to 1.50% on total assets up to 200% of net asset value and 1.0% on total assets that exceed 200% of net asset value; (ii) incentive fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) incentive fee based on net capital gains was reduced from 20% to 17.5%.

Base Management Fee

Under the Management Agreement, the investment advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a base management fee at an annual rate of 1.50% of total assets (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the base management fee is calculated at 1.00% on assets that exceed 200% of net asset value of the Company. Prior to May 2, 2020, the management fee was calculated at an annual rate of 1.75% of total assets (excluding cash and cash equivalents). The base management fee for any partial quarter is prorated.

For the three and six months ended June 30, 2020, the Company incurred $2,708,862 and $6,004,549, respectively, in base management fees under the investment management agreement. For the three and six months ended June 30, 2019, the Company incurred $3,020,614 and $5,943,762, respectively, in base management fees.

Incentive Management Fee

(i)	Quarterly Incentive Fee Based on Income

The Current Management Agreement provides that the investment advisor or its affiliates may be entitled to an incentive management fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. Effective May 2, 2020, the Incentive Fee based on income is calculated as follows:

•

No Incentive Fee based on income other than capital gains for any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed 1.75% (7.00% annualized) of net assets attributable to common stock at the beginning of such quarter.

•

100% of the Pre-Incentive Fee Net Investment Income in any calendar quarter with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, for such calendar quarter, that exceeds 1.75% (7.00% annualized) of net assets attributable to common stock at the beginning of such quarter but is less than approximately 2.12% (8.48% annualized).

•

17.5% of the Pre-Incentive Fee Net Investment Income, if any, for any calendar quarter that exceeds approximately 2.12% (8.48% annualized) of net assets attributable to common stock at the beginning of such quarter.

Prior to May 2, 2020 (and since March 6, 2017), the Incentive Fee based on income was calculated as follows:

•

No Incentive Fee based on income other than capital gains for any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed 1.75% (7.00% annualized) of net assets attributable to common stock at the beginning of such quarter.

•

100% of the Pre-Incentive Fee Net Investment Income in any calendar quarter with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, for such calendar quarter, that exceeds 1.75% (7.00% annualized) of net assets attributable to common stock at the beginning of such quarter but is less than approximately 2.19% (8.75% annualized).

•

20% of the Pre-Incentive Fee Net Investment Income, if any, for any calendar quarter that exceeds approximately 2.19% (8.75% annualized) of net assets attributable to common stock at the beginning of such quarter.

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

For the three and six months ended June 30, 2020, the Company incurred $1,608,740 and $3,533,138, respectively, in Incentive Fees based on income. For the three and six months ended June 30, 2019, the Company incurred $2,245,935 and $4,526,771, respectively, in Incentive Fees based on income.

BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive Incentive Fees based on income after March 6, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. For the three months and six months ended June 30, 2020, the Adviser has voluntarily waived incentive fees of $1,608,740 and $3,533,138, respectively, resulting in no net incentive fees for both periods. The waiver for Incentive Fees based on income was $2,245,935 and $4,526,771, for the three and six months ended June 30, 2019, respectively, resulting in no Incentive Fees based on income incurred by the Company. As of June 30, 2020 and December 31, 2019, there was $1,849,597 and $1,849,597 of incentive fees payable based on income, respectively. The payment of Incentive Fee based on income of $1,849,597 at June 30, 2020 was deferred pursuant to the incentive fee deferral provision discussed above.

(ii)	Annual Incentive Fee Based on Capital Gains

The second portion of the Incentive Fee is based on capital gains and is calculated separately for each Annual Period. Effective May 2, 2020, our investment advisor will be entitled to receive an Incentive Fee based on capital gains for each Annual Period in an amount equal to 17.5% of the amount by which (1) net realized capital gains occurring during the period, if any, exceeds (2) gross unrealized capital depreciation, if any, occurring during the period. In calculating the portion of the Incentive Fee based on capital gains payable for any period, investments are accounted for on a security-by-security basis. In addition, the portion of the Incentive Fee based on capital gains is determined using the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses for the period and unrealized capital depreciation for the period. Prior to May 2, 2020 (and since March 6, 2017), the incentive fee on capital gains was calculated at an annual rate of 20%.

The capital gains Incentive Fee as calculated under the Current Management Agreement at June 30, 2020 and December 31, 2019, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at June 30, 2020 and December 31, 2019.

(iii)	Calculation of Incentive Fee Based on Capital Gains

For purposes of calculating the Incentive Fee based on capital gains, (i) “Annual Period” means the period beginning on July 1 of each calendar year, including the calendar year prior to the year in which the investment management agreement became effective, and ending on June 30 of the next calendar year; (ii) “Annualized Rate of Return” is computed by reference to the sum of (i) the aggregate distributions to common stockholders for the period in question and (ii) the change in net assets attributable to common stock (before taking into account any Incentive Fees otherwise payable during such period); (iii) “net assets attributable to common stock” means total assets less indebtedness and preferred stock; and (iv) “Pre-Incentive Fee Net Investment Income” means net investment income (as determined in accordance with United States generally accepted accounting principles) accrued by the Company during the calendar quarter excluding any accruals for or payments in respect of the Incentive Fee.

The Company is required under GAAP to accrue a hypothetical capital gains Incentive Fee based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrual of this hypothetical capital gains Incentive Fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a hypothetical capital gains Incentive Fee that would be payable at each measurement date. If such amount is positive at the end of the period, then we recorded a capital gains Incentive Fee equal to 17.5% of such amount, for period ended after May 2, 2020 (or 20%, for period ended prior to May 2, 2020), less the amount of capital gains related Incentive Fees already accrued in prior periods.

If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three and six months ended June 30, 2020 and 2019 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2020, the Company incurred $87,500 and $175,000 respectively, for such investment advisor expenses. For the three and six months ended June 30, 2019, the Company incurred $87,500 and $175,000, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and six months ended June 30, 2020 were $48,524 and $218,749, respectively. Reimbursements to the Advisor for such purposes during the three and six months ended June 30, 2019 were $15,529 and $17,284, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2020, the Company incurred $375,704 and $689,265, respectively, for such administrative services expenses. For the three and six months ended June 30, 2019, the Company incurred $337,634 and $700,939, respectively, for such administrative services expenses.

Advisor Stock Transactions

At June 30, 2020 and December 31, 2019, BCIA did not own any shares of the Company. At both June 30, 2020 and December 31, 2019, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(27,395,077)	$(10,589,421)	$(86,588,743)	$7,379,284
Weighted average shares outstanding – basic	68,117,628	68,836,255	68,365,792	68,836,930
Earnings (Loss) per share – basic:	$(0.40)	$(0.15)	$(1.27)	$0.11
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(27,395,077)	$(10,589,421)	$(86,588,743)	$7,379,284
Adjustments for interest on unsecured convertible senior notes(1)	—	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(27,395,077)	$(10,589,421)	$(86,588,743)	$7,379,284
Weighted average shares outstanding – diluted(1)	68,117,628	68,836,255	68,365,792	68,836,930
Earnings (Loss) per share – diluted:	$(0.40)	$(0.15)	$(1.27)	$0.11

(1)	No adjustments for interest or incremental shares were included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three and six months ended June 30, 2020 totaled $21,546,265 and $58,829,199, respectively. Purchases of investments, including PIK, for the three and six months ended June 30, 2019 totaled $105,622,784 and $163,633,967, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2020 totaled $22,574,615 and $59,830,118, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2019 totaled $45,554,574 and $101,233,744, respectively.

At June 30, 2020, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$27,654,406	$1,080,000
Unsecured debt	139,615,022	139,615,359
Subordinated debt	34,800,000	32,888,436
Senior secured loans:
First lien	246,299,883	221,771,162
Second/other priority lien	176,944,510	161,200,803
Total senior secured loans	423,244,393	382,971,965
Preferred stock	54,258,410	25,977,377
Common stock	17,363,000	—
Limited partnership/limited liability company interests	101,547,343	61,628,910
Equity warrants/options	365,348	124,539
Total investments	$798,847,922	$644,286,586

At December 31, 2019, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$26,684,394	$9,186,817
Unsecured debt	127,288,981	127,288,981
Subordinated debt	40,237,500	40,237,500
Senior secured loans:
First lien	256,037,486	252,157,341
Second/other priority lien	172,729,756	166,432,724
Total senior secured loans	428,767,242	418,590,065
Preferred stock	54,258,410	40,037,370
Common stock	63,431,939	19,069,181
Limited partnership/limited liability company interests	114,524,791	95,352,366
Equity warrants/options	350,544	96,801
Total investments	$855,543,801	$749,859,081

Industry Composition

As of June 30, 2020, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at June 30, 2020 and December 31, 2019 by GICS.

Industry	June 30, 2020	December 31, 2019
Diversified Financial Services	33.7%	34.0%
Road & Rail	6.7	6.2
Health Care Equipment & Supplies	5.7	5.2
Chemicals	5.5	7.0
Thrifts & Mortgage Finance	5.1	6.2
Health Care Providers & Services	4.1	3.9
Containers & Packaging	3.1	2.8
Pharmaceuticals	3.0	2.7
Multiline Retail	3.0	2.4
Software	2.9	3.4
Media	2.8	2.7
Aerospace & Defense	2.7	2.3
Internet Software & Services	2.6	2.1
Textile, Apparel & Luxury Goods	2.4	2.0
Energy Equipment & Services	2.1	2.9
Tobacco Related	2.1	1.7
Capital Markets	1.8	1.4
Insurance	1.6	0.8
Professional Services	1.5	1.2
Health Care Technology	1.5	1.2
Consumer Finance	1.4	1.2
Internet & Catalog Retail	1.2	1.0
Airlines	1.1	1.0
Diversified Telecommunication Services	0.8	0.7
Electrical Equipment	0.6	0.7
Metals & Mining	0.5	0.5
Commercial Services & Supplies	0.2	0.1
Specialty Retail	0.2	2.7
IT Services	0.1	—
Household Durables	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2020 was United States 96.5%, and Canada 3.5%, and at December 31, 2019 was United States 97.2%, and Canada 2.8%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

Market and Credit Risk

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations. An outbreak of infectious respiratory illness caused by a novel coronavirus known as “COVID-19” has now been detected globally (see Part II. Item 1A. Risk Factors). This coronavirus has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. The impact of epidemics and pandemics such as the coronavirus, could affect the economies of many nations, individual companies and the market in general in ways that cannot necessarily be foreseen at the present time. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their value recorded in the consolidated statements of assets and liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

As of June 30, 2020, the Company and Windward are committed to provide an aggregate of $113.3 million of equity to Senior Loan Partners, with the Company committing to provide $96.3 million and Windward committing to provide $17.0 million (of which the Company and Windward had funded $84.7 million and $14.9 million, respectively, and remaining commitments from the Company and Windward as of June 30, 2020 were $11.6 million and $2.1 million, respectively). Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

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

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2023. Senior Loan Funding II, as applicable, has made certain customary representations and warranties, and is required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Funding II was not in default with any covenants or requirements thereunder as of June 30, 2020.

As of June 30, 2020, $167.5 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $102.5 million. The average outstanding debt balance during the three and six months ended June 30, 2020 was $179.0 million and $198.3 million, respectively. Under the New Senior Facility the maximum amount borrowed during the same three and six months period was $217.5 million. During the three and six months ended June 30, 2020, $1.4 million and $3.7 million of interest expense and other debt related expenses were incurred.

As of June 30, 2020, Senior Loan Partners had total investments at fair value of $203.0 million, comprised of senior secured first lien loans, and delayed draw term loans to a total of 22 borrowers. Purchases of investments for the six months ended June 30, 2020 were $6.7 million. Proceeds from investment sales, prepayments or exits for the six months ended June 30, 2020 were $45.5 million. Additionally, Senior Loan Partners had an unfunded commitment to one borrower totaling $0.6 million. The weighted average yield of the portfolio at its current cost basis as of June 30, 2020 and December 31, 2019 was 5.33% and 6.64%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of June 30, 2020:

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	4.19% (L + 400)	10/13/25	$11,850,111	$11,829,447	$11,257,606
AP Exhaust Acquisition, LLC, First Lien Term Loan(5)(6)	Auto Components	8.00% (L + 700,1.00% Floor)	5/10/24	11,330,975	11,201,585	226,619
AP Plastics Group, LLC, First Lien Term Loan	Chemicals	6.25% (L + 525,1.00% Floor)	8/1/22	9,455,153	9,423,423	9,076,947
BARBRI, Inc., First Lien Term Loan	Diversified Consumer Services	5.33% (L + 425,1.00% Floor)	12/1/23	11,148,649	11,117,186	10,702,703
Clarity Telecom, LLC (Vast), First Lien Term Loan	Diversified Telecommunication Services	4.43% (L + 425)	8/30/26	2,985,000	2,979,074	2,843,213
Crown Paper Group Inc., First Lien Term Loan	Paper & Forest Products	5.75% (L + 475,1.00% Floor)	4/3/24	19,341,360	19,209,685	17,020,396
Drilling Info Holdings, Inc., First Lien Term Loan	Oil, Gas and Consumable Fuels	4.43% (L + 425)	7/30/25	2,984,815	2,956,692	2,701,258
Dunn Paper, Inc., First Lien Term Loan	Paper & Forest Products	5.75% (L + 475,1.00% Floor)	8/26/22	6,989,180	6,960,063	6,674,667
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	5.25% (L + 425,1.00% Floor)	9/8/24	14,637,218	14,628,594	13,539,427
ENC Holding Corporation, First Lien Term Loan	Road & Rail	4.31% (L + 400)	5/30/25	9,811,429	9,793,287	8,634,057
Golden West Packaging Group, LLC, First Lien Term Loan	Containers & Packaging	6.75% (L + 575,1.00% Floor)	6/20/23	17,498,865	17,455,869	16,098,956
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food Products	4.75% (L + 375,1.00% Floor)	8/22/25	14,737,500	14,683,211	13,705,875

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans - (continued)
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Trading Companies & Distributors	6.07% (L + 500,1.00% Floor)	3/8/24	$1,809,748	$1,804,879	$1,755,456
MHE Intermediate Holdings LLC, First Lien Term Loan	Trading Companies & Distributors	6.07% (L + 500,1.00% Floor)	3/8/24	10,063,689	10,008,355	9,761,778
MSHC, Inc. (Service Logic), First Lien Term Loan	Construction & Engineering	5.25% (L + 425,1.00% Floor)	12/31/24	13,104,406	13,062,597	12,645,752
National Spine and Pain Centers, LLC, First Lien Term Loan	Health Care Providers & Services	6.25% (L + 525,1.00% Floor)	6/2/24	9,700,000	9,673,756	8,536,000
NGS US FINCO, LLC, First Lien Term Loan	Gas Utilities	5.25% (L + 425,1.00% Floor)	10/1/25	9,835,743	9,798,333	9,373,463
Premise Health Holding Corp., Delayed Draw Term Loan(3)	Health Care Providers & Services	3.81% (L + 350)	7/10/25	—	(1,106)	(17,229)
Premise Health Holding Corp., First Lien Term Loan	Health Care Providers & Services	3.81% (L + 350)	7/10/25	7,109,272	7,082,492	6,895,994
Protective Industrial Products, Inc., First Lien Term Loan	Commercial Services & Supplies	5.50% (L + 450,1.00% Floor)	1/31/24	15,822,278	15,744,959	14,793,830
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	5.75% (L + 475,1.00% Floor)	8/2/24	10,443,975	10,406,520	8,877,379
Q Holding Company, First Lien Term Loan	Chemicals	6.00% (L + 500,1.00% Floor)	12/31/23	9,647,201	9,609,208	9,164,841
Research Now Group, LLC, First Lien Term Loan	IT Services	6.50% (L + 550,1.00% Floor)	12/20/24	4,442,116	4,403,519	4,070,089
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	6.50% (L + 550,1.00% Floor)	6/28/24	1,003,171	986,808	950,505
TLE Holdings, LLC, First Lien Term Loan	Professional Services	6.50% (L + 550,1.00% Floor)	6/28/24	3,920,378	3,891,763	3,714,555
Total					$228,710,199	$203,004,137

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 84.1% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2020 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(3)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(4)	Unaudited. As of June 30, 2020, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.
(5)

The investment is on non-accrual status as of June 30, 2020 and therefore non-income producing. At June 30, 2020, the aggregate fair value and amortized cost on non-accrual status represents 0.11% and 4.90% of the total investments, respectively.

(6)	All-in rate includes default interest.

Below is certain summarized financial information for Senior Loan Partners as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:

Selected Balance Sheet Information

	June 30, 2020	December 31, 2019
Investments, at fair value (cost $228,710,199 and $267,274,735)	$203,004,137	$259,462,901
Cash and cash equivalents	36,658,515	61,586,220
Other assets	2,412,766	4,045,743
Total assets	$242,075,418	$325,094,864
Debt	167,504,560	217,504,560
Distribution payable	1,642,565	2,596,676
Interest and credit facility fees payable	364,807	763,907
Other accrued expenses and payables	340,366	379,908
Total liabilities	$169,852,298	$221,245,051
Members’ equity	72,223,120	103,849,813
Total liabilities and members’ equity	$242,075,418	$325,094,864

Selected Statement of Operations Information

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Total investment income	$3,226,636	$6,639,821	$7,769,105	$13,493,565
Interest and credit facility fees	1,419,985	2,975,900	3,679,345	5,986,394
Other fees and expenses	164,111	225,208	403,034	479,088
Total expenses	$1,584,096	$3,201,108	$4,082,379	$6,465,482
Net realized and unrealized appreciation (depreciation)	(3,573,667)	(609,804)	(17,958,376)	(1,671,423)
Net increase (decrease) in members' capital	$(1,931,127)	$2,828,909	$(14,271,650)	$5,356,660

For the three and six months ended June 30, 2020 the Company’s share of net investment income from Senior Loan Partners was $1.4 million and $3.1 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. The Company’s dividend income from Senior Loan Partners for the three and six months ended June 30, 2019 was $2.9 million and $6.0 million, respectively. As of June 30, 2020 and December 31, 2019, $1.4 and $2.2 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2020 and December 31, 2019.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2020 and December 31, 2019 represents 0.04% and 0.02% of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2020 and December 31, 2019 reflect the volume of derivative activity throughout the periods presented.

7. Debt

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As of June 30, 2020 and December 31, 2019, the Company’s asset coverage was 201% and 235%, respectively.

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Credit Facility which extended the commitment termination date on the Credit Facility to June 5, 2021 and the maturity date to June 5, 2022. On March 15, 2018, the Company entered into a Third Amendment to the Credit Facility which (i) permanently reduced the aggregate amount of multicurrency commitments under the Credit Facility from $440,000,000 to $400,000,000 and (ii) reduced the amount of shareholders’ equity required under the Credit Facility from $500,000,000 plus 25% of net proceeds from the sale of equity interests to $450,000,000 plus 25% of net proceeds from the sale of equity interests. On August 30, 2019, the Company entered into a Fourth Amendment to the Credit Facility which (i) permanently reduced the aggregate amount of multicurrency commitments under the Credit Facility from $400,000,000 to $340,000,000 and (ii) reduced the amount of shareholders’ equity required under the Credit Facility from $450,000,000 plus 25% of net proceeds from the sale of equity interests to $375,000,000 plus 25% of net proceeds from the sale of equity interests after August 30, 2019. On March 31, 2020, the Company had entered into a Waiver and Agreement to the Credit Facility to waive certain requirements under the Credit Facility during the from March 31, 2020 through May 10, 2020 (the “Waiver Period”), which was extended to August 10, 2020 with a Second Waiver and Agreement that the Company entered into on May 1, 2020. As a result of the Fifth Amendment of the Credit Facility (described below), the waivers are no longer required or applicable.

On May 22, 2020, the Company entered into a Fifth Amendment to the Credit Facility which (i) extends the maturity date on loans made under the Credit Facility from June 5, 2022 to June 5, 2023, (ii) changes the interest rate applicable to borrowings to LIBOR plus an applicable margin equal to either 2.00% or 2.25% depending on a ratio of the borrowing base to certain indebtedness, (iii) reduces the aggregate commitment under the Credit Facility from $340,000,000 to $300,000,000, (iv) makes certain changes to the calculation of the borrowing base, and (v) reduces the amount that the Company’s commitment may increase in size, under certain circumstances, from $750,000,000 to $375,000,000. The most recent amendment also modifies the financial covenants under the Credit Facility to (i) reduce the amount of shareholders’ equity required under the Credit Facility from $375,000,000 to $275,000,000 plus 25% of the net proceeds of the sale of Equity interests by the Company and its subsidiaries, (ii) reduce the minimum asset coverage ratio from 200% to 150% and (iii) incorporate a new senior coverage ratio to be maintained by the Company.

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

The Company’s outstanding debt as of June 30, 2020 and December 31, 2019 was as follows:

	As of
	June 30, 2020					December 31, 2019
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$300,000,000	(2)	$179,200,000	$179,200,000		$340,000,000	(2)	$174,400,000	$174,400,000
2022 Convertible Notes	143,750,000		143,750,000	140,075,045	(3)	143,750,000		143,750,000	139,169,694	(4)
	$443,750,000		$322,950,000	$319,275,045		$483,750,000		$318,150,000	$313,569,694

(1)	Subject to borrowing base and leverage restrictions.
(2)

Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $375,000,000 effective May 22, 2020 (or $750,000,000 prior to May 22, 2020).

(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $1,843,213 and $1,831,742, respectively, as of June 30, 2020.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,282,302 and $2,298,004, respectively, as of December 31, 2019.

At June 30, 2020, the Company had $179,200,000 drawn on the Credit Facility as compared to $174,400,000 at December 31, 2019. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $120,800,000 and $165,600,000 at June 30, 2020 and December 31, 2019, respectively. The Company’s average outstanding debt balance during the three months ended June 30, 2020 and 2019 was $346,765,223 and $226,767,747, respectively. The maximum amounts borrowed during the three months ended June 30, 2020 and 2019 were $356,300,739 and $259,207,633, respectively. The Company’s average outstanding debt balance during the six months ended June 30, 2020 and 2019 was $332,595,186 and $210,306,457, respectively. The maximum amounts borrowed during the six months ended June 30, 2020 and 2019 were $356,300,939 and $259,207,633, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and six months ended June 30, 2020 was 4.90% and 5.00%, respectively, exclusive of commitment fees of $112,409 and $264,999, respectively. The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and six months ended June 30, 2019 was 6.10% and 6.23%, respectively, exclusive of commitment fees of $295,244 and $621,358, respectively. Amortization of $821,295 and $1,220,921 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and six months ended June 30, 2020. Amortization of $399,626 and $794,861 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and six months ended June 30, 2019. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40% (0.375% prior to the Fifth Amendment to the Credit Facility which was effective on May 22, 2020).

Under the Credit Facility, the Company is required to comply with various affirmative and restrictive covenants, reporting requirements and other customary requirements for similar debt facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on distributions and certain other restricted payments, (d) certain restrictions on subsidiaries and fundamental changes thereto, (e) maintaining a certain minimum shareholders’ equity, (f) maintaining an asset coverage ratio of not less than 1.5:1.0 (2.0:1:0 prior to May 22, 2020), (g) maintaining a senior coverage ratio of not less than 2.0:1:0, (h) limitations on certain transactions with affiliates, (i) limitations on pledging certain unencumbered assets, and (j) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the governing documents. Further, amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. The Credit Facility is secured by a lien on substantially all of the assets of the Company and its subsidiaries.

The 2022 Convertible Notes contain certain covenants, including covenants requiring the Company to reserve shares of common stock for the purpose of satisfying all obligations to issue the underlying securities upon conversion of the securities and to furnish to holders of the securities upon request, any information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

At June 30, 2020, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all the authorized shares have been repurchased. As of June 30, 2020, 4,013,446 shares remained available for repurchase.

For the three and six months ended June 30, 2020, the Company purchased a total of zero and 986,554 shares of its common stock on the open market for zero and $3,627,604, respectively, including brokerage commissions. During the three and six months ended June 30, 2019, the Company purchased a total of zero and 85,543 shares of its common stock on the open market for zero and $469,227, respectively, including brokerage commissions. Since inception of the original repurchase plan through June 30, 2020, the Company has purchased 10,011,586 shares of its common stock on the open market for $66,296,859, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the three and six months ended June 30, 2020, declared distributions to common shareholders were $6,813,994 ($1,363,316 in cash and $5,450,678 in newly issued common shares including dividend reinvestment participation) and $16,357,146 respectively. For the three and six months ended June 30, 2019, declared distributions to common stockholders were $12,390,526 and $24,781,051, respectively.

The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2). For the three and six months ended June 30, 2020, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $638,560 (through issuance of new shares) and $1,358,251 (through issuance of new shares and purchase of shares in the open market), respectively. For the three and six months ended June 30, 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $985,662 (through purchase of shares in the open market) and $1,988,562 (through purchase of shares in the open market), respectively.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2020 and December 31, 2019. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2020 and December 31, 2019, the Company was obligated to existing portfolio companies for unfunded commitments of $16.2 million and $23.8 million, respectively. Of the $16.2 million total unfunded commitments at June 30, 2020, $11.6 million was on our aggregate $96.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at June 30, 2020 and December 31, 2019 was $12.9 million and $22.4 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$179,200,000	$155,008,000	$174,400,000	$165,680,000
2022 Convertible Notes	140,075,045	135,484,375	139,169,694	144,109,375
Total	$319,275,045	$290,492,375	$313,569,694	$309,789,375

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at June 30, 2020 and December 31, 2019 in determining such fair values:

		Fair Value Inputs at June 30, 2020
	Fair Value at June 30, 2020	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$1,080,000	$—	$—	$1,080,000
Unsecured debt	139,615,359	—	—	139,615,359
Subordinated debt	32,888,436	—	—	32,888,436
Senior secured loans	382,971,965	—	19,193,497	363,778,468
Preferred stock	25,977,377	—	—	25,977,377
Common stock	—	—	—	—
Limited partnership/limited liability company interests	239,258	—	—	239,258
Equity warrants/options	124,539	—	—	124,539
Investment measured at net asset value(1)	61,389,652	—	—	—
Total investments	644,286,586	—	19,193,497	563,703,437
Cash and cash equivalents	3,087,966	3,087,966	—	—
Total	$647,374,552	$3,087,966	$19,193,497	$563,703,437

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

The valuation techniques used at June 30, 2020 and December 31, 2019 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the three months ended June 30, 2020 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at March 31, 2020	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2020
Senior secured notes	$512,239	$11	$—	$(402,250)	$970,000	$—	$—	$1,080,000
Unsecured debt	122,771,055	—	—	336	17,566,971	(723,003)	—	139,615,359
Subordinated debt	34,479,092	—	—	584,344	—	(2,175,000)	—	32,888,436
Senior secured loans	392,646,677	205,241	(12,570,680)	(371,665)	3,009,294	(16,645,991)	(2,494,408)	363,778,468
Preferred stock	38,998,364	—	—	(13,020,987)	—	—	—	25,977,377
Common stock	10,611,548	—	—	(10,611,548)	—	—	—	—
Limited partnership/LLC Interest	229,196	—	—	553,812	—	(543,750)	—	239,258
Equity warrants/options	103,026	—	—	21,513	—	—	—	124,539
Total investments	$600,351,197	$205,252	$(12,570,680)	$(23,246,445)	$21,546,265	$(20,087,744)	$(2,494,408)	$563,703,437

The following is a reconciliation for the six months ended June 30, 2020 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2019	Amortization of Premium/ Discount—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or Depreciation before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or out of Level 3	Fair Value at June 30, 2020
Senior secured notes	$9,186,817	$12	$—	$(9,076,829)	$970,000	$—	$—	$1,080,000
Unsecured debt	127,288,981	—	—	336	32,462,007	(20,135,965)	—	139,615,359
Subordinated debt	40,237,500	—	—	(1,911,564)	—	(5,437,500)	—	32,888,436
Senior secured loans	390,746,388	389,023	(12,565,194)	(26,487,319)	25,382,388	(18,730,689)	5,043,871	363,778,468
Preferred stock	40,037,370	—	—	(14,059,993)	—	—	—	25,977,377
Common stock	10,611,550	—	—	(10,611,550)	—	—	—	—
Limited partnership/LLC Interest	7,080,026	—	—	(5,481,393)	—	(1,359,375)	—	239,258
Equity warrants/options	96,801	—	—	12,934	14,804	—	—	124,539
Total investments	$625,285,433	$389,035	$(12,565,194)	$(67,615,378)	$58,829,199	$(45,663,529)	$5,043,871	$563,703,437

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

There was a transfer out of Level 3 and into Level 2 of $2,494,408 during the three months ended June 30, 2020, comprised of one investment due to an increase of observable market activity. In addition, there was a transfer of out of Level 2 and into Level 3 of $5,043,871 during six months ended June 30, 2020, comprised of one investment due to a decrease of observable market activity. There was a transfer out of Level 3 of $93,443,333 during the three months ended June 30, 2019, attributable to BCIC Senior Loan Partners, LLC in accordance with ASC 820-10, as mentioned above. There were transfers out of Level 3 and into Level 2 of $29,962,500 during the six months ended June 30, 2019, comprised of two investments due to an increase of observable market activity. In addition, there was a transfer out of Level 3 $91,516,666 during the six months ended June 30, 2019, attributable to BCIC Senior Loan Partners, LLC. Transfers between levels are recognized as of the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2020 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(30,387,801) and $(68,457,646), respectively. Net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2019 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(19,711,776) and $(14,110,573), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of June 30, 2020 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	6.50x	7.50x	7.00x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	5.64x	6.69x	6.17x
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	3.80x	4.56x	4.18x
Equity warrants/options(1)	n/a	n/a	n/a
Market Yields:
Senior secured notes	8.05%	8.05%	8.05%
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.58%	11.86%	11.21%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.05x	1.15x	1.10x
Subordinated debt	0.70x	0.80x	0.75x
Senior secured loans	n/a	n/a	n/a
Preferred stock	0.99x	1.11x	1.05x
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Indicative Bid Quotes:
Senior secured loans	1	1	1

(1)

The aggregate fair value of warrants and options as of June 30, 2020 represents 0.04% of the Company’s net assets. The range of significant unobservable inputs for warrants and options were as follows:

Equity warrants/options	Low	High	Weighted Average
Option Pricing Model:
Revenue Multiple	3.20x	3.65x	3.43x
Implied Volatility	50.6%	60.6%	55.6%
Term	1.7 years	2.7 years	2.2 years

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Data:
Net asset value, beginning of period	$6.33	$7.07
Net investment income	0.27	0.33
Net realized and unrealized gain (loss)	(1.53)	(0.22)
Total from investment operations	(1.26)	0.11
Distributions to stockholders from net investment income	(0.24)	(0.36)
Issuance/reinvestment of stock at prices (below) net asset value	(0.01)	—
Purchases of treasury stock at prices below net asset value	0.02	—
Net increase (decrease) in net assets	(1.49)	(0.25)
Net asset value, end of period	$4.84	$6.82
Market price, end of period	$2.67	$6.03
Total return(1)	(40.73)%	20.82%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	4.76%	3.81%
Ratio of interest and other debt related expenses to average net assets(2)	4.42%	2.97%
Ratio of total expenses to average net assets(2)(3)	9.18%	6.78%
Ratio of net investment income to average net assets(2)	9.47%	9.39%
Net assets, end of period	$329,674,046	$469,149,157
Average debt outstanding	$332,595,186	$210,306,457
Weighted average shares outstanding	68,365,792	68,836,930
Average debt per share(4)	$4.86	$3.06
Portfolio turnover	8%	15%
Yield on total portfolio at cost	8.63%	9.90%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waived for the six months ended June 30, 2020 and 2019 (see Note 3 for more detail). Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 6.58% and 5.69% for the six-month periods ended June 30, 2020, and 2019, respectively.  The ratio of total expenses to average net assets would be 11.00% and 8.66% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On July 7, 2020, the Company paid a dividend of $0.10 per share, or $6.81 million, to stockholders of record on June 1, 2020, as announced on May 6, 2020. Out of the total dividend of $6.81 million, approximately $1.36 million was paid in cash and $5.45 million was paid in approximately 2.03 million shares of the Company’s common stock issued at a price of $2.68200 per share (representing the average closing stock price for the Company’s common stock on the five trading days beginning with June 23, 2020 and ending with June 29, 2020 (both days inclusive)). As a result, the Company’s NAV has increased by approximately $5.45 million on July 7, 2020, attributable to the portion of dividend paid in shares.

On July 28, 2020, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on September 29, 2020 to stockholders of record at the close of business on August 18, 2020. The distributions will be paid in a combination of cash and shares of the Company’s common stock at the election of stockholders, with the total amount of cash to be distributed to all stockholders limited to 20% of the total distributions to be paid to all stockholders. The portion of the distributions not paid in cash will be paid in the form of newly issued shares of the Company’s common stock at the average closing stock price for the Company’s common stock on the five trading days beginning with September 15, 2020 and ending with September 21, 2020 (both days inclusive).

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2020, approximately 17.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At June 30, 2020:

Investment portfolio, at fair value: $644.3 million

Net assets: $329.7 million

Indebtedness, excluding deferred financing costs: $321.1 million

Net asset value per share: $4.84

Portfolio Activity for the Three Months Ended June 30, 2020:

Cost of investments during period, including PIK: $21.5 million

Sales, repayments and other exits during period: $22.6 million

Number of portfolio companies at end of period: 52

Operating Results for the Three Months Ended June 30, 2020:

Net investment income per share: $0.13

Distributions declared per share: $0.10

Basic earnings (loss) per share: $(0.40)

Net investment income: $8.8 million

Net realized and unrealized gain (loss): $(36.2) million

Net increase (decrease) in net assets from operations: $(27.4) million

Net investment income per share, as adjusted1: $0.13

Basic earnings (loss) per share, as adjusted1: $(0.40)

Net investment income, as adjusted1: $8.8 million

Net increase (decrease) in net assets from operations, as adjusted1: $(27.4) million

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

Portfolio and investment activity

We invested approximately $21.5 million during the three months ended June 30, 2020. The new investments consisted of senior secured loans secured by first lien ($3.0 million, or 14.0%), senior secured first lien notes ($1.0 million or 4.5%), and unsecured or subordinated debt securities ($17.5 million, or 81.5%). Additionally, we received proceeds from sales, repayments and other exits of approximately $22.6 million during the three months ended June 30, 2020.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At June 30, 2020, our portfolio of $644.3 million (at fair value) consisted of 52 portfolio companies and was invested approximately 59% in senior secured loans, 27% in unsecured or subordinated debt securities, 14% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $21.8 million at June 30, 2020. Our largest portfolio company investment at fair value was approximately $130.7 million and our five largest portfolio company investments at fair value comprised approximately 43% of our portfolio at June 30, 2020. At December 31, 2019, our portfolio of $749.9 million (at fair value) consisted of 47 portfolio companies and was invested 56% in senior secured loans, 22% in unsecured or subordinated debt securities, 21% in equity investments and 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $21.9 million at December 31, 2019. Our largest portfolio company investment by value was approximately $118.2 million and our five largest portfolio company investments by value comprised approximately 41% of our portfolio at December 31, 2019.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At June 30, 2020, our top three industry concentrations at fair value consisted of Diversified Financial Services (33.7%), Road & Rail (6.7%), and Health Care Equipment & Supplies (5.7%). At December 31, 2019, our top three industry concentrations at fair value consisted of Diversified Financial Services (34.0%), Chemicals (7.0%) and Thrifts & Mortgage Finance (6.2%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Fair Market Value	Cost	Fair Market Value	Cost
Total portfolio	9.8%	8.6%	10.4%	9.4%
Senior secured loans	9.1%	8.8%	10.2%	10.2%
Other debt securities	12.0%	10.4%	11.8%	10.8%
Debt and income producing equity securities	9.9%	9.3%	10.9%	10.7%

For the three and six months ended June 30, 2020, the total return based on net asset value was (6.2)% and (15.7)%, respectively. For the three and six months ended June 30, 2020, the total return based on market price was 25.9% and (40.7)%, respectively. For the three and six months ended June 30, 2019, the total return based on net asset value was (1.8)% and 2.2%, respectively. For the three and six months ended June 30, 2019, the total return based on market price was 3.6% and 20.8%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.93 at June 30, 2020 and 1.39 at December 31, 2019. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Grade 1	$214,158,739	$543,022,093
Grade 2	328,738,115	163,762,457
Grade 3	34,295,433	—
Grade 4	67,094,299	43,074,531
Not Rated	—	—
Total investments	$644,286,586	$749,859,081

Results of operations

Results comparisons for the three months ended June 30, 2020 and 2019.

Investment income

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Investment Income:
Interest and fees on senior secured loans	$9,699,935	$9,756,671
Interest and fees on other debt securities	5,227,745	5,753,473
Interest earned on short-term investments, cash equivalents	9,130	37,224
Dividends and fees on equity securities	2,566,148	4,103,813
Other Income	—	5,075
Total investment income	$17,502,958	$19,656,256

Total investment income for the three months ended June 30, 2020 decreased $2.2 million, or 11.0%, as compared to the three months ended June 30, 2019. Excluding fee income and other income, total investment income decreased by approximately 9.3%, primarily due to a lower rate environment and a decrease in dividend income period over period, the impact of which was partially offset by a 6.3%

increase in the average investment portfolio at amortized cost for the comparative periods. The increase in portfolio size is primarily due to acquisitions during the second half of 2019 and first half of 2020.

Expenses

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Expenses:
Base management fees	$2,708,862	$3,020,614
Incentive management fees	1,608,740	2,245,935
Interest and credit facility fees	4,359,441	3,761,328
Professional fees	544,845	495,474
Administrative services	375,704	337,634
Director fees	152,500	175,000
Investment advisor expenses	87,500	87,500
Other	507,916	549,031
Total expenses, before incentive management fee waiver	10,345,508	10,672,516
Incentive management fee waiver	(1,608,740)	(2,245,935)
Expenses, net of incentive management fee waiver	$8,736,768	$8,426,581

Total expenses, net of incentive management fee waiver, increased $0.3 million, or 3.7%, for the three months ended June 30, 2020 from comparable period in 2019, primarily due to an increase in interest and credit facility fees, partially offset by a decrease in base management fees discussed below.

Interest and credit facility fees increased approximately $0.6 million, or 15.9%, for the three months ended June 30, 2020 from comparable period in 2019, primarily due to higher average debt outstanding during the three months ended June 30, 2020, the impact of which was partially offset from a lower rate environment (see Note 7 to the consolidated financial statements).

Base management fees decreased approximately $0.3 million, or 10.3%, in for the three months ended June 30, 2020 from comparable period in 2019 was due to a decrease in the total assets on which management fees are calculated (in arrears), and a decrease in the base management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to a decline in the fair value of investments as a result of portfolio depreciation during 2020.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through June 30, 2019 (see Note 3 to the consolidated financial statements) and has voluntarily waived incentive fees for three months ended June 30, 2020. For the three months ended June 30, 2020 and 2019, there was no incentive management fees based on gains incurred (see Note 3 to the consolidated financial statements).

Net investment income

Net investment income was $8.8 million and $11.2 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $2.4 million, or 21.9% was due to a $2.2 million decline in total investment income and a $0.3 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the three months ended June 30, 2020 was approximately $(54.6) million, primarily due to the sale of our equity investment in U.S. Well Services, Inc., and debt investment in Sur La Table, Inc. Net realized gain (loss) for the three months ended June 30, 2019 was $(23.7) million, primarily due to the restructure of Westmoreland Resource Partners, LP.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2020 and 2019, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $18.4 million and $1.9 million, respectively. The decrease in net unrealized depreciation for the three months ended June 30, 2020 was primarily due to i) the reversal of previously recognized depreciation of $50.3 million related to the sale of our equity investment in U.S. Well Services, Inc. and sale of our debt investment in Sur La Table, Inc., partially offset by ii) $41.1 million increase in valuation depreciation in our investments in AGY Holding Corp., Gordon Brothers Finance Company and BCIC Senior Loan Partners. The decrease in net unrealized depreciation for the three months ended June 30, 2019 was primarily due to the reversal of previously recognized depreciation of $22.5 million related to the restructure of our debt investment in Westmoreland Resource Partners, LP and repayment of United PF Holdings, LLC, the impact of which was partially offset by net valuation depreciation of $(20.6) million primarily related to our equity investment in certain non-core assets.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended June 30, 2020 and 2019 was $(27.4) million and $(10.6) million, respectively. As compared to the prior period, the decrease is reflective of a decrease in net investment income of $2.4 million period-over-period, as well as a net realized and unrealized gain (loss) of $(36.2) million for the current period, as compared to ($21.8) million of net realized and unrealized gain (loss) for the three months ended June 30, 2019.

Results comparisons for the six months ended June 30, 2020 and 2019.

Investment income

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Investment Income:
Interest and fees on senior secured loans	$20,366,098	$18,667,112
Interest and fees on other debt securities	10,337,733	11,712,517
Interest earned on short-term investments, cash equivalents	24,770	63,250
Dividends and fees on equity securities	5,473,651	8,522,944
Other income	—	5,075
Total investment income	$36,202,252	$38,970,898

Total investment income for the six months ended June 30, 2020 decreased $2.8 million, or 7.1%, as compared to the six months ended June 30, 2019. Excluding fee income and other income, total investment income decreased by approximately 4.9%, primarily attributable to a lower rate environment and a decrease in dividend income period over period, the impact of which was partially offset by a 8.8% increase in the average investment portfolio for the six months ended June 30, 2020, at amortized cost, as compared to the six months ended June 30, 2019. The increase in portfolio size is primarily due to acquisitions during the second half of 2019 and first half of 2020.

Expenses

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Expenses:
Base management fees	$6,004,549	$5,943,762
Incentive management fees	3,533,138	4,526,771
Interest and credit facility fees	8,571,715	7,153,762
Professional fees	1,069,857	968,517
Administrative services	689,265	700,939
Director fees	337,250	368,000
Investment advisor expenses	175,000	175,000
Other	966,439	1,027,059
Total expenses, before incentive management fee waiver	21,347,213	20,863,810
Incentive management fee waiver	(3,533,138)	(4,526,771)
Expenses, net of incentive management fee waiver	$17,814,075	$16,337,039

Total expenses, net of incentive management fee waiver, increased $1.5 million, or 9.0%, for the six months ended June 30, 2020 from comparable period in 2019, primarily due to the increase in interest and credit facility fees discussed below.

Interest and credit facility fees increased $1.4 million, or 19.8% for the six months ended June 30, 2020 over the respective period primarily due to higher average debt outstanding during the six months ended June 30, 2020, the impact of which was partially offset from a lower rate environment (see Note 7 to the consolidated financial statements).

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through June 30, 2019 (See Note 3 to the consolidated financial statements) and has voluntarily waived incentive fees based on income for the six months ended June 30, 2020. For the six months ended June 30, 2020 and 2019, there was no incentive management fees based on gains incurred (see Note 3 to the consolidated financial statements).

Net investment income

Net investment income was $18.4 million and $22.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $4.2 million over the comparable period was due to the $2.8 million decline in investment income and a $1.5 million increase in expenses.

Net realized gain or loss

Net realized gain (loss) for the six months ended June 30, 2020 was $(56.1) million, primarily due to the sale of our equity investment in U.S. Well Services, Inc. and debt investment in Sur La Table, Inc. Net realized gain (loss) for the six months ended June 30, 2019 was $(23.7) million, primarily due to the restructure of Westmoreland Resource Partners, LP and partial sale of our equity investment in U.S. Well Services, Inc.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2020 and 2019, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $(48.9) million and a decrease in net unrealized depreciation of $8.4 million, respectively. The increase in net unrealized depreciation for the six months ended June 30, 2020 was primarily due to i) $(44.8) million increase in valuation depreciation in our investments in BCIC Senior Loan Partners, LLC, Gordon Brothers Finance Company and First Boston Construction Holdings, LLC ii) $(23.5) million increase in valuation depreciation in our debt investment in AGY Holding Corp., iii) overall increase in valuation depreciation across our portfolio as a result of macro-economic conditions impacted by the COVID-19 outbreak (see Note 5 to the consolidated financial statements and Part II. Item 1A. Risk Factors), partially offset by iv) $37.6 million reversal of previously recognized depreciation related to the sale of our equity investment in U.S. Well Services, Inc. The comparable period’s decrease in net unrealized depreciation for the six months ended June 30, 2019 was primarily due to the reversal of previously recognized net depreciation of $21.3 million related to the restructure of our debt investment in Westmoreland Resource Partners, LP and repayment of United PF Holdings, LLC and Paragon Films, Inc., the impact of which was partially offset by net valuation depreciation of $(12.9) million primarily related to our equity investment in certain non-core assets.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the six months ended June 30, 2020 and 2019 was $(86.6) million and $7.4 million, respectively. As compared to the prior period, the decrease is reflective of an overall decrease in net investment income of $4.2 million period-over-period, as well as a net realized and unrealized gain (loss) of $(105.0) million for the current period, as compared to $(15.3) million of net realized and unrealized gain (loss) for the six months ended June 30, 2019.

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements for a more detailed description of the Company’s incentive management fee. In addition, as previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive incentive fees based on income from March 7, 2017 to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA had agreed to honor such waiver. The Advisor had voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through June 30, 2020.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
GAAP Basis:
Net Investment Income	$8,766,190	$11,229,675	$18,388,177	$22,633,859
Net Investment Income per share	0.13	0.16	0.27	0.33
Addback: GAAP incentive management fee expense based on Gains	—	—	—	—
Addback: GAAP incentive management fee expense based on Income net of incentive management fee waiver	—	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$8,766,190	$11,229,675	$18,388,177	$22,633,859
Net Investment Income per share	0.13	0.16	0.27	0.33
Less: Incremental incentive management fee expense based on Income net of incentive management fee waiver	—	—	—	—
As Adjusted[2]:
Net Investment Income	$8,766,190	$11,229,675	$18,388,177	$22,633,859
Net Investment Income per share	0.13	0.16	0.27	0.33

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

Financial condition, liquidity and capital resources

During the six months ended June 30, 2020, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the six months ended June 30, 2020 was $5.8 million. Our primary source of cash from operating activities during the period primarily consisted of net sales of investments of $4.6 million, excluding PIK.

Net cash used in financing activities during the six months ended June 30, 2020 was $(17.4) million. Our uses of cash consisted of cash distributions paid of $(18.5) million, and purchases of treasury stock of $(3.6) million. Our source of cash from financing activities consisted of $4.8 million in net debt borrowings under the Credit Facility.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2020 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$179.2	$—	$179.2	$—	$—
2022 Convertible Notes	143.8	—	143.8	—	—
Interest and Credit Facility Fees Payable	0.5	0.5	—	—	—

(1)	At June 30, 2020, $120.8 million remained undrawn under our Credit Facility.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2020 and December 31, 2019. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2020 and December 31, 2019, the Company was obligated to existing portfolio companies for unfunded commitments of $16.2 million and $23.8 million, respectively. Of the $16.2 million total unfunded commitments at June 30, 2020, $11.6 million was on our aggregate $96.3 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since June 2018:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	June 18, 2018	July 9, 2018
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.10 dividend paid on July 7, 2020, the Company noted that $0.10 was from net investment income and none was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan as to receive cash distributions. Additionally, if the Company makes a distribution to be paid in cash or in stock at the election of stockholders as of the applicable dividend record date (a “Cash/Stock Distribution”), the terms are subject to the amended Plan dated May 13, 2020 described below. For the three and six months ended June 30, 2020, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $638,560 (through issuance of new shares) and $1,358,251 (through issuance of new shares and purchase of shares in the open market), respectively (see Note 8 to the consolidated financial statements). For the three and six months ended June 30, 2019, distributions reinvested pursuant to the Company’s dividend reinvestment plan were $985,662 (through purchase of shares in the open market) and $1,988,562 (through purchase of shares in the open market), respectively.

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

On May 13, 2020, the Board of Directors of the Company adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Distribution, each stockholder will be required to elect whether to receive the distribution in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Distribution in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Distribution and will receive the distribution in cash subject to any rules applicable to the distribution that may limit the portion of the distribution the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Distribution in stock, the stockholder will receive the distribution in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the distribution (or portion of the distribution to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Recent developments

On July 7, 2020, the Company paid a dividend of $0.10 per share, or $6.81 million, to stockholders of record on June 1, 2020, as announced on May 6, 2020. Out of the total dividend of $6.81 million, approximately $1.36 million was paid in cash and $5.45 million was paid in approximately 2.03 million shares of the Company’s common stock issued at a price of $2.68200 per share (representing the average closing stock price for the Company’s common stock on the five trading days beginning with June 23, 2020 and ending with June 29, 2020 (both days inclusive)). As a result, the Company’s NAV has increased by approximately $5.45 million on July 7, 2020, attributable to the portion of dividend paid in shares.

On July 28, 2020, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on September 29, 2020 to stockholders of record at the close of business on August 18, 2020. The distributions will be paid in a combination of cash and shares of the Company’s common stock at the election of stockholders, with the total amount of cash to be distributed to all stockholders limited to 20% of the total distributions to be paid to all stockholders. The portion of the distributions not paid in cash will be paid in the form of newly issued shares of the Company’s common stock at the average closing stock price for the Company’s common stock on the five trading days beginning with September 15, 2020 and ending with September 21, 2020 (both days inclusive).

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2020, 87% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 86% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of June 30, 2020, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.0	$0.19
Up 300 basis points	$9.7	$0.14
Up 200 basis points	$6.5	$0.10
Up 100 basis points	$3.2	$0.05
Down 100 basis points	$0.1	$0.00

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three and six months ended June 30, 2020 and 2019, we did not engage in any interest rate hedging activity.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report") and in our most recently filed registration statement on Form N-2, filed on May 29, 2019, including the information incorporated by reference therein (the “Registration Statement”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report, in the Registration Statement and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Incurring additional indebtedness could increase the risk in investing in us.

As a BDC regulated under the 1940 Act, we are generally required to maintain a certain asset coverage for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock). On October 29, 2019, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved modifying our minimum asset coverage ratio requirement from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”).

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved the reduction of the minimum asset coverage ratio requirement from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, effective on May 2, 2020. Simultaneously, the Company’s management fee and incentive fees were reduced as follows: (i) management fee was reduced from 1.75% of total assets to 1.50% of total assets; provided that the rate will be further reduced to 1.00% on assets that exceed 200% of net asset value; (ii) the incentive fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the incentive fee based on net capital gains was reduced from 20% to 17.5%. Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase. Rating agencies may also decide to review our credit ratings in light of this change and consider downgrading such ratings. Such a downgrade in our credit ratings may adversely affect our other securities.

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

Events outside of our control, including public health crises such as the novel coronavirus (“COVID-19”), may negatively affect the results of our operations.

As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19,” which the World Health Organization has declared a global pandemic. The United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

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

•	inability of the Company to pay any dividends and distributions or service its debt;
•	inability of the Company to maintain its status as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”);
•	increased risk of default or bankruptcy by the companies in which we invest;
•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The COVID-19 pandemic has adversely impacted the fair value of our investments as of June 30, 2020, and the values presently assigned may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often historical. As a result, our valuations at June 30, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, BlackRock Capital Investment Advisors, LLC (the “Advisor”) instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our Advisor and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Quarterly Report. Market conditions and our trading discount to net asset value may make it difficult for us to raise equity capital because, even though we have approval from our stockholders to sell shares of our common stock at a price below net asset value, we must first obtain approval for such sales from our independent directors and the approval we have obtained from our common stockholders for such sales is only effective until May 15, 2021 unless approved again by our common stockholders for another 12 month period. Absent such stockholder and independent director approval, subject to some limited exceptions, as a BDC we are generally not able to sell shares of our common stock at a price less than net asset value. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. Under certain applicable provisions of the Internal Revenue Code of 1986 (the “Code”) and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a regulated investment company (“RIC”) may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, U.S. taxable stockholders receiving such dividends generally will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. In addition, to the extent our stock is trading below our NAV per share, our NAV per share will be diluted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the six months period ended June 30, 2020:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	$—	—	—	5,000,000
February 2020	4.56	69,601	69,601	4,930,399
March 2020	3.61	916,953	916,953	4,013,446
April 2020	—	—	—	4,013,446
May 2020	—	—	—	4,013,446
June 2020	—	—	—	4,013,446
	$3.68	986,554	986,554

(1)	The average price paid per share includes $0.03 commission fee per share.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash and borrowings under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

10.1	Amended Automatic Dividend Reinvestment Plan, dated May 13, 2020 (1)

10.2

Fifth Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement among BlackRock Capital Investment Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent (2)

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Previously filed with the Registrant’s Form 8-K filed on May 15, 2020.
(2)	Previously filed with the Registrant’s Form 8-K filed on May 26, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: July 29, 2020	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: July 29, 2020	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer