Form 10-Q
period 2020-09-30
BlackRock Capital Investment Corp
filed 2020-11-04
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 4, 2020 was 72,311,504.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $380,462,039 and $389,156,775)	$360,354,615	$377,136,394
Non-controlled, affiliated investments (cost of $21,209,854 and $65,825,475)	12,532,729	22,473,524
Controlled investments (cost of $338,357,722 and $400,561,551)	236,103,026	350,249,163
Total investments at fair value (cost of $740,029,615 and $855,543,801)	608,990,370	749,859,081
Cash and cash equivalents	5,439,064	14,678,878
Receivable for investments sold	885,968	1,871,435
Interest, dividends and fees receivable	3,915,970	5,708,324
Prepaid expenses and other assets	2,161,437	1,945,709
Total Assets	$621,392,809	$774,063,427
Liabilities
Debt (net of deferred financing costs of $1,596,049 and $2,298,004)	$305,036,006	$313,569,694
Interest and credit facility fees payable	2,385,240	757,472
Distributions payable	—	9,637,075
Base management fees payable	2,481,836	3,251,194
Incentive management fees payable	1,849,597	1,849,597
Payable for investments purchased	—	7,312,500
Accrued administrative services	379,650	372,407
Other accrued expenses and payables	2,703,310	1,704,507
Total Liabilities	314,835,639	338,454,446
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 82,323,090 and 77,861,287 issued and 72,311,504 and 68,836,255 outstanding	82,323	77,861
Paid-in capital in excess of par	860,938,515	849,240,398
Distributable earnings (losses)	(488,166,809)	(351,040,023)
Treasury stock at cost, 10,011,586 and 9,025,032 shares held	(66,296,859)	(62,669,255)
Total Net Assets	306,557,170	435,608,981
Total Liabilities and Net Assets	$621,392,809	$774,063,427
Net Asset Value Per Share	$4.24	$6.33

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$7,543,251	$8,167,397	$23,265,815	$20,922,567
PIK interest income	1,303,323	362,757	3,757,448	858,865
Fee income	14,139	441,537	77,393	1,354,283
Total investment income from non-controlled, non-affiliated investments	8,860,713	8,971,691	27,100,656	23,135,715
Non-controlled, affiliated investments:
Cash interest income	114,250	937,710	357,724	3,364,592
PIK interest income	118,529	114,221	340,318	128,622
PIK dividend income	—	—	—	220,480
Fee income	1,451	1,604	4,322	1,604
Total investment income from non-controlled, affiliated investments	234,230	1,053,535	702,364	3,715,298
Controlled investments:
Cash interest income	5,707,147	4,967,220	16,609,577	17,727,023
PIK interest income	—	1,057,151	1,053,664	2,017,417
Cash dividend income	1,496,818	3,878,092	6,970,469	12,172,960
Fee income	3,186	3,199	67,526	128,299
Total investment income from controlled investments	7,207,151	9,905,662	24,701,236	32,045,699
Other income	—	25,296	—	30,371
Total investment income	16,302,094	19,956,184	52,504,256	58,927,083
Expenses:
Base management fees	2,481,836	3,230,146	8,486,385	9,173,908
Incentive management fees	1,492,248	2,101,954	5,025,386	6,628,725
Interest and credit facility fees	3,668,242	4,312,944	12,239,957	11,466,706
Professional fees	461,851	814,820	1,531,708	1,783,336
Administrative services	379,650	330,072	1,068,915	1,031,012
Director fees	157,500	185,250	494,750	553,250
Investment advisor expenses	87,500	87,500	262,500	262,500
Other	538,380	485,682	1,504,819	1,512,742
Total expenses, before incentive management fee waiver	9,267,207	11,548,368	30,614,420	32,412,179
Incentive management fee waiver (See Note 3)	(1,492,248)	(1,229,259)	(5,025,386)	(5,756,030)
Expenses, net of incentive management fee waiver	7,774,959	10,319,109	25,589,034	26,656,149
Net Investment Income	8,527,135	9,637,075	26,915,222	32,270,934
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(18,151)	—	(12,329,417)	(23,395,840)
Non-controlled, affiliated investments	—	(76,161)	(43,774,013)	(345,387)
Controlled investments	(59,194,744)	—	(59,194,744)	—
Net realized gain (loss)	(59,212,895)	(76,161)	(115,298,174)	(23,741,227)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	7,840,464	(1,013,109)	(8,101,976)	20,131,296
Non-controlled, affiliated investments	496,668	(13,565,504)	34,674,826	(22,796,087)
Controlled investments	15,037,776	(7,594,669)	(51,752,433)	(11,375,067)
Foreign currency translation	147,185	(79,775)	(189,875)	197,292
Net change in unrealized appreciation (depreciation)	23,522,093	(22,253,057)	(25,369,458)	(13,842,566)
Net realized and unrealized gain (loss)	(35,690,802)	(22,329,218)	(140,667,632)	(37,583,793)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(27,163,667)	$(12,692,143)	$(113,752,410)	$(5,312,859)
Net Investment Income Per Share—basic	$0.12	$0.14	$0.39	$0.47
Earnings (Loss) Per Share—basic	$(0.39)	$(0.18)	$(1.65)	$(0.08)
Average Shares Outstanding—basic	70,086,236	68,836,255	68,943,459	68,836,702
Net Investment Income Per Share—diluted	$0.12	$0.14	$0.39	$0.45
Earnings (Loss) Per Share—diluted	$(0.39)	$(0.18)	$(1.65)	$(0.08)
Average Shares Outstanding—diluted (See Note 4)	87,079,973	85,829,992	85,937,196	85,830,439
Distributions Declared Per Share	$0.10	$0.14	$0.34	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net Assets at December 31	$435,608,981	$487,020,154
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	9,621,987	11,404,181
Net realized gain (loss)	(1,529,607)	56,263
Net change in unrealized appreciation (depreciation) before taxes	(67,286,048)	6,508,258
Net increase (decrease) in net assets resulting from operations	(59,193,668)	17,968,702
Distributions to Stockholders from(1):
Net investment income	(9,543,152)	(12,390,525)
Capital Share Transactions:
Purchases of treasury stock	(3,627,604)	(469,227)
Total Increase (Decrease) in Net Assets	(72,364,424)	5,108,950
Net Assets at March 31	$363,244,557	$492,129,104

Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	8,766,190	11,229,675
Net realized gain (loss)	(54,555,672)	(23,721,329)
Net change in unrealized appreciation (depreciation) before taxes	18,394,405	1,902,233
Net increase (decrease) in net assets resulting from operations	(27,395,077)	(10,589,421)
Distributions to Stockholders from(1):
Net investment income	(6,813,994)	(12,390,526)
Capital Share Transactions:
Share issuance - distribution reinvestment	638,560	—
Total Increase (Decrease) in Net Assets	(33,570,511)	(22,979,947)
Net Assets at June 30	$329,674,046	$469,149,157

Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	8,527,135	9,637,075
Net realized gain (loss)	(59,212,895)	(76,161)
Net change in unrealized appreciation (depreciation) before taxes	23,522,093	(22,253,057)
Net increase (decrease) in net assets resulting from operations	(27,163,667)	(12,692,143)
Distributions to Stockholders from(1):
Net investment income	(7,017,228)	(9,637,075)
Capital Share Transactions:
Share issuance - stock distribution and reinvestment	11,064,019	—
Total Increase (Decrease) in Net Assets	(23,116,876)	(22,329,218)
Net Assets at September 30	$306,557,170	$446,819,939

Capital Share Activity:
Shares issued from stock distribution and reinvestment	4,461,803	—
Purchases of treasury stock	(986,554)	(85,543)
Net increase (decrease) in shares outstanding	3,475,249	(85,543)
(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(113,752,410)	$(5,312,859)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(5,151,430)	(3,225,384)
Net amortization on investments	(636,787)	(708,842)
Amortization of debt issuance costs and discount	2,263,656	1,821,795
Net change in unrealized (appreciation) depreciation on investments	25,179,583	14,039,858
Net change in unrealized (appreciation) depreciation on foreign currency translation	189,875	(197,292)
Net realized (gain) loss on investments	115,298,174	23,741,227
Changes in operating assets:
Purchase of investments	(78,784,396)	(227,510,832)
Proceeds from disposition of investments	84,440,718	138,611,906
Change in receivable for investments sold	985,467	1,473,772
Change in interest, dividends and fees receivable	2,125,328	(6,159,972)
Change in prepaid expenses and other assets	(1,113,072)	37,091
Changes in operating liabilities:
Change in interest and credit facility fees payable	1,627,768	1,951,405
Change in base management fees payable	(769,357)	(264,373)
Change in incentive management fees payable	—	872,695
Change in payable for investments purchased	(7,312,500)	(989,460)
Change in accrued administrative services	7,243	(46,434)
Change in other accrued expenses and payables	998,803	1,178,869
Net cash provided by (used in) operating activities	25,596,663	(60,686,830)
Financing Activities:
Distributions paid in cash	(21,308,873)	(37,333,266)
Proceeds from debt	106,000,000	213,000,000
Repayments of debt	(115,900,000)	(124,600,000)
Purchase of treasury stock	(3,627,604)	(469,227)
Net cash provided by (used in) financing activities	(34,836,477)	50,597,507
Net increase (decrease) in cash and cash equivalents	(9,239,814)	(10,089,323)
Cash and cash equivalents, beginning of period	14,678,878	13,497,320
Cash and cash equivalents, end of period	$5,439,064	$3,407,997
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$7,842,233	$6,729,781
Taxes	$88,050	$62,841
Share issuance — stock distribution and reinvestment	$11,702,579	$—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—0.35%
Advanced Lighting Technologies, LLC, Second Lien(d)(f)(j)(u)	Electrical Equipment	18.00% (L + 1700, 1.00% Floor PIK)	10/4/23	$9,333,535	$2,181,306	$—
Calceus Acquisition, Inc., First Lien	Specialty Retail	9.75%	2/19/25	1,000,000	971,294	1,083,000
Total Senior Secured Notes					3,152,600	1,083,000
Unsecured Debt—41.01%
CB-HDT Holdings, Inc.(d)(j)	Aerospace & Defense	12.00% PIK	3/6/21	8,934,882	8,934,882	8,934,882
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services	12.00% (L + 1100, 1.00% Floor)	10/31/21	130,680,477	130,680,477	116,782,943
Total Unsecured Debt					139,615,359	125,717,825
Subordinated Debt—11.84%
First Boston Construction Holdings, LLC(d)(g)(k)	Thrifts & Mortgage Finance	12.00%	2/23/23	32,625,000	32,625,000	31,301,457
Gordon Brothers Finance Company, LLC(g)(p)(w)	Diversified Financial Services	8.73% (L + 850)	11/30/24	5,000,000	5,000,000	5,000,000
Total Subordinated Debt					37,625,000	36,301,457
Senior Secured Loans—121.76%(e)
Advanced Lighting Technologies, LLC, First Lien(f)	Electrical Equipment	8.50% (L + 750, 1.00% Floor)	10/4/22	5,049,991	5,005,310	3,231,994
AmeriLife Holdings, LLC, Second Lien	Insurance	9.50% (L + 850, 1.00% Floor)	3/18/28	6,697,322	6,568,139	6,637,046
Aretec Group, Inc., Second Lien(s)	Diversified Financial Services	8.40% (L+ 825)	10/1/26	3,563,440	3,524,178	3,005,155
Barri Financial Group, LLC, First Lien	Consumer Finance	8.75% (L + 775, 1.00% Floor)	10/23/24	7,797,487	7,633,366	7,867,664
Bluefin Holding, LLC, Second Lien	Software	7.90% (L+ 775)	9/6/27	4,809,535	4,743,668	4,838,392
Calceus Acquisition, Inc., First Lien	Specialty Retail	5.76% (L + 550)	2/12/25	248,387	235,232	231,000
Cambrex Corporation, Second Lien	Pharmaceuticals	10.00% (L+ 900, 1.00% Floor)	12/6/27	11,903,098	11,685,447	11,843,583
CareATC, Inc., First Lien	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	4,733,036	4,664,925	4,728,303
CareATC, Inc., Revolving Term Loan(o)(v)	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	—	(4,859)	(338)
Diamondback Acquisition, Inc. et al, First Lien	Energy Equipment & Services	9.81% (L + 881, 1.00% Floor)	6/14/22	13,580,887	13,422,721	13,404,336
Dude Solutions Holdings Inc., First Lien	Professional Services	8.50% (L + 750, 1.00% Floor)	6/13/25	9,333,501	9,161,030	9,352,168
Dude Solutions Holdings Inc., Revolving Term Loan(v)	Professional Services	8.50% (L + 750, 1.00% Floor)	6/13/25	325,050	303,306	325,050
ECI Macola/Max Holding, LLC, Second Lien	Diversified Telecommunication Services	9.00% (L + 800, 1.00% Floor)	9/29/25	5,125,000	5,074,261	5,125,000
FinancialForce.com, First Lien	Internet Software & Services	9.50% (L + 675, 2.75% Floor)	2/1/24	10,000,000	9,860,790	10,150,000
GlobalTranz Enterprises LLC, Second Lien	Road & Rail	8.39% (L + 825)	5/15/27	10,808,429	10,621,451	8,744,019
Juul Labs, Inc., First Lien	Tobacco Related	9.50% (L + 800, 1.50% Floor)	8/2/23	13,226,497	13,128,362	13,385,215
Kaseya Traverse Inc., First Lien(d)	Software	8.09% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/3/25	4,075,387	4,012,186	4,046,859
Kaseya Traverse Inc., Delayed Draw Term Loan(d)(v)	Software	8.06% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/3/25	92,499	88,960	89,127
Kaseya Traverse Inc., Revolving Term Loan(v)	Software	7.50% (L + 650, 1.00% Floor)	5/3/25	164,770	159,468	162,416
Kellermeyer Bergensons Services, LLC, First Lien	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	1,621,732	1,608,079	1,613,623
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan A	Commercial Services & Supplies	7.73% (L + 650, 1.00% Floor)	11/7/26	356,781	353,561	354,997

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan B(v)	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	$50,527	$50,633	$48,077
Kemmerer Operations, LLC, First Lien(d)(f)	Metals & Mining	15.00% PIK	6/21/23	2,564,631	2,564,632	2,292,780
Kemmerer Operations, LLC, Delayed Draw Term Loan(d)(f)(v)	Metals & Mining	15.00% PIK	6/21/23	644,624	644,623	455,920
Live Auctioneers, LLC, First Lien	Internet & Catalog Retail	7.76% (L + 676, 1.00% Floor)	5/20/25	7,713,078	7,587,072	7,543,391
Marketlive, LLC et al, First Lien	Software	9.00% (L + 800, 1.00% Floor)	12/18/20	2,379,909	2,369,663	2,372,769
MBS OpCo LLC, First Lien	Media	10.00% (L + 900, 1.00% Floor)	12/29/22	14,587,500	14,587,500	14,076,938
MetricStream, Inc., First Lien	Internet Software & Services	9.00% (L +800, 1.00% Floor)	9/28/24	9,535,314	9,344,973	9,344,608
Midwest Physician Administrative Services, LLC, Second Lien(s)	Health Care Providers & Services	7.75% (L + 700, 0.75% Floor)	8/15/25	15,000,000	14,902,164	13,450,050
NEP II, Inc., Second Lien(s)	Media	7.15% (L + 700)	10/19/26	5,287,765	5,223,654	4,124,456
One Sky Flight, LLC, First Lien	Airlines	8.50% (L + 750, 1.00% Floor)	12/27/24	7,218,750	7,058,901	7,290,938
Open Lending, LLC, First Lien	Consumer Finance	7.50% (L + 650, 1.00% Floor)	3/11/27	493,750	477,453	488,813
Outcomes Group Holdings, Inc., Second Lien	Health Care Providers & Services	7.72% (L + 750)	10/26/26	15,000,000	14,970,429	14,610,000
P&L Development, LLC, First Lien(s)	Pharmaceuticals	9.50% (L + 750, 2.00% Floor)	6/28/24	8,448,817	8,280,667	8,322,084
Paragon Films, Inc., Second Lien	Containers & Packaging	9.50% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,651,751	20,475,000
Persado, Inc., Delayed Draw Term Loan	Internet Software & Services	8.80% (L + 700, 1.80% Floor)	2/1/25	1,562,500	1,548,894	1,548,438
PharmaLogic Holdings Corp., Second Lien	Health Care Equipment & Supplies	8.15% (L + 800)	12/11/23	8,786,087	8,737,768	8,346,783
PharmaLogic Holdings Corp., Second Lien(h)(k)	Health Care Equipment & Supplies	8.15% (L + 800)	12/11/23	3,323,478	3,309,296	3,157,304
PharmaLogic Holdings Corp., Delayed Draw Term Loan	Health Care Equipment & Supplies	8.15% (L + 800)	12/11/23	2,690,435	2,681,315	2,555,913
Pico Quantitative Trading, LLC, First Lien	Capital Markets	8.75% (L + 725, 1.50% Floor)	2/7/25	500,000	480,172	487,500
Pulse Secure, LLC, First Lien	Technology Hardware, Storage & Peripherals	7.50% (L + 650, 1.00% Floor)	8/24/27	2,666,661	2,613,989	2,613,328
Pulse Secure, LLC, Revolving Term Loan(o)(v)	Technology Hardware, Storage & Peripherals	7.50% (L + 650, 1.00% Floor)	8/22/25	—	(6,559)	(6,667)
Puppet, Inc., First Lien(v)	IT Services	9.50% (L + 850, 1.00% Floor)	6/19/23	750,000	724,729	729,000
Quartz Holding Company, Second Lien	Internet Software & Services	8.15% (L + 800)	4/2/27	5,512,958	5,418,549	5,127,051
Red Apple Stores Inc., Second Lien(g)(h)(k)	Multiline Retail	10.00%	8/1/24	23,050,000	23,050,000	17,287,500
RigUp, Inc., Delayed Draw Term Loan(v)	Professional Services	8.50% (L + 700, 1.50% Floor)	3/1/24	333,333	324,555	324,833
Sandata Technologies, LLC, First Lien	Health Care Technology	6.25% (L + 600)	7/23/24	4,500,000	4,446,428	4,347,000
Sandata Technologies, LLC, Revolving Term Loan	Health Care Technology	6.25% (L + 600)	7/23/24	500,000	494,113	483,000
St. George Warehousing & Trucking Co. of California, Inc., First Lien(d)	Road & Rail	11.25% (L + 925 PIK, 1.00% Cash, 1.00% Floor)	4/28/23	34,934,871	34,934,871	30,917,361
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan(d)	Road & Rail	11.25% (L + 925 PIK, 1.00% Cash, 1.00% Floor)	4/28/23	7,161,220	7,161,220	6,337,680
Superman Holdings, LLC, First Lien	Software	10.25% (P + 700, 1.00% Libor Floor)	8/31/27	2,319,330	2,262,149	2,277,582
Superman Holdings, LLC, Revolving Term Loan(o)(v)	Software	10.25% (P + 700, 1.00% Libor Floor)	8/31/26	—	(8,120)	(5,930)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Syntellis Performance Solutions, Inc., First Lien	Software	9.00% (L + 800, 1.00% Floor)	8/2/27	$858,238	$832,867	$841,073
Unanet, Inc., First Lien	Aerospace & Defense	6.44% (L + 625)	5/31/24	6,632,653	6,581,464	6,380,612
Unanet, Inc., Revolving Term Loan	Aerospace & Defense	6.44% (L + 625)	5/31/24	816,327	810,131	785,306
Unanet, Inc., Delayed Draw Term Loan(v)	Aerospace & Defense	6.44% (L + 625)	5/31/24	1,709,183	1,696,168	1,612,245
Vertellus Holdings LLC, First Lien	Chemicals	7.75% (L + 675, 1.00% Floor)	8/2/21	17,461,298	17,461,298	17,461,298
WH Buyer, LLC, First Lien	Textile, Apparel & Luxury Goods	9.26% (L + 776, 1.50% Floor)	7/16/25	14,659,877	14,534,374	14,395,999
WH Buyer, LLC, First Lien Incremental	Textile, Apparel & Luxury Goods	9.26% (L + 776, 1.50% Floor)	7/16/25	1,107,517	1,097,260	1,087,582
Winshuttle, LLC, First Lien	Software	9.02% (L + 802, 1.00% Floor)	8/9/24	7,675,374	7,506,681	7,644,673
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	8.66% (L + 750, 1.00% Floor)	3/14/26	25,000,000	24,819,539	22,500,000
Total Senior Secured Loans					394,076,847	373,267,897
Preferred Stock—2.14%(c)
Advantage Insurance Inc.(d)(f)(j)(u)	Insurance	8.00% PIK		587,001	8,920,536	5,412,149
AGY Equity LLC, Class A(f)(j)	Chemicals			4,195,600	1,139,597	1,139,886
AGY Equity LLC, Class B(f)(j)	Chemicals			2,936,920	—	—
Gordon Brothers Finance Company(g)(p)(u)	Diversified Financial Services	13.50%		34,285	36,624,684	—
Red Apple Stores Inc.(g)(h)(k)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					46,684,817	6,552,035
Common Stock—0.00%(c)
AGY Equity LLC, Class C(f)(j)	Chemicals			2,307,580	—	—
Gordon Brothers Finance Company(g)(p)	Diversified Financial Services			10,612	10,611,548	—
Red Apple Stores Inc.(g)(h)(i)(k)	Multiline Retail			8,756,859	6,751,452	—
Total Common Stock					17,363,000	—
Limited Partnership/Limited Liability Company Interests—21.50%
Advanced Lighting Technologies, LLC(c)(f)	Electrical Equipment			149,717	—	—
BCIC Senior Loan Partners, LLC(g)(j)(k)(q)(s)(v)	Diversified Financial Services			84,858,311	84,858,311	65,731,126
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Thrifts & Mortgage Finance			8,156,250	8,156,250	—
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	—
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2020

(Unaudited)

Portfolio Company(r)	Industry(t)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
MBS Parent, LLC(c)(n)	Media			546	$500,000	$181,533
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	5,030,156	—
Total Limited Partnership/Limited Liability Company Interests					101,146,644	65,912,659
Equity Warrants/Options—0.05%(c)
Advanced Lighting Technologies, LLC(f)(j)	Electrical Equipment		expire 10/4/27	2,360	—	—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Internet Software & Services		expire 1/30/29	62,840	100,544	138,429
Pico Quantitative Trading, LLC(j)	Capital Markets		expire 2/7/30	162	14,804	17,068
Total Equity Warrants/Options					365,348	155,497
TOTAL INVESTMENTS—198.65%					$740,029,615	$608,990,370
OTHER ASSETS & LIABILITIES (NET)—(98.65)%						(302,433,200)
NET ASSETS—100.00%						$306,557,170

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at September 30, 2020.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 94.63% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 80.65% of the fair value of such senior secured loans have floors of 0.75% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2020 of all contracts within the specified loan facility.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 26.5% of the Company’s net assets at September 30, 2020. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of September 30, 2020:

Investment	Acquisition Date
CB-HDT Holdings, Inc., Unsecured Debt	12/15/2016
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants	1/30/2019
Pico Quantitative Trading, LLC, Warrants	2/5/2020

(k)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2020, approximately 18.97% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2020

(Unaudited)

(p)

This investment is deemed significant under Regulation S-X Rule 10-01(b)(1). Gordon Brothers Finance Company commenced operations on October 31, 2014. The summarized financial information of Gordon Brothers Finance Company at September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 is shown below:

($ in millions)	September 30, 2020	December 31, 2019
Total assets	$373.9	$473.2
Total liabilities	$370.4	$461.8
Total owners' equity	$3.5	$11.4

($ in millions)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total revenue	$10.2	$11.6	$34.8	$37.5
Net change in owners’ equity resulting from operations	$(13.0)	$(3.8)	$(7.8)	$(17.3)
Net change in owners’ equity resulting from operations, excluding origination costs, realized & unrealized on foreign currency, unrealized-available for sale assets, unrealized on investments in warrants & provision for loan loss	$(4.8)	$(2.9)	$(7.2)	$(10.9)
Provision for loan loss	$8.0	$0.5	$14.0	$6.5

Note: Balance sheet amounts are as of period end

(q)

This investment is deemed significant under Regulation S-X Rule 10-01(b)(1). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.

(r)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(t)	Unaudited. As of September 30, 2020, the Company uses Global Industry Classification Standard (“GICS”) codes generally to identify the industry groupings.
(u)

The investment is on non-accrual status as of September 30, 2020 and therefore non-income producing. At September 30, 2020, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 1.00% and 7.68%, respectively.

(v)

Position or associated portfolio company thereof has an unfunded loan commitment as of September 30, 2020 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(w)	This investment will have a first lien security interest after the senior tranches are repaid.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2020

(Unaudited)

							Nine Months Ended September 30, 2020
Non-controlled, Affiliated Investments	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at September 30, 2020		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$—	$—	$—		$—	$—	$—	$—
Senior Secured Loan, First Lien	4,885,476	12,590	(39,046)	(1,627,026)	3,231,994		—	357,724	—	—
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	5,752,610	—	—	(340,461)	5,412,149		—	—	—	—
AGY Equity, LLC:
Class A Preferred Units	—	1,139,598	—	288	1,139,886		—	—	—	—
Class B Preferred Units	—	—	—	—	—		—	—	—	—
Class C Common Units	—	—	—	—	—		—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	576,294	68,329	—	(188,703)	455,920		—	68,358	4,322	—
Senior Secured Loan, First Lien	2,292,783	271,848	—	(271,851)	2,292,780		—	271,960	—	—
Limited Liability Co. Interest	508,730	—	—	(508,730)	—		—	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	8,457,631	—	(46,068,940)	37,611,309	—	†	(43,774,013)	—	—	—
Totals	$22,473,524	$1,492,365	$(46,107,986)	$34,674,826	$12,532,729		$(43,774,013)	$698,042	$4,322	$—

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

†	Investment no longer held as of September 30, 2020.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2020 represents 4.1% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2020

(Unaudited)

							Nine Months Ended September 30, 2020
Controlled Investments	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes***	Fair Value at September 30, 2020		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$9,186,817	$—	$(24,503,088)	$15,316,271	$—	†	$(24,503,088)	$—	$—	$—
Senior Secured Loan, First Lien	25,509,040	773,773	(26,282,813)	—	—	†	(24,116,266)	765,271	—	—
Senior Secured Loan, First Lien	—	2,639,252	(2,639,252)	—	—	†	288,157	106,269	—	—
Delayed Draw Term Loan, First Lien	—	4,792,093	(4,792,093)	—	—	†	189,577	192,019	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	—	(11,053,124)	11,053,124	—	†	(11,053,124)	—	—	—
Common Stock	—	—	—	—	—	†	—	—	—	—
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	88,272,340	143,053	(11,618,073)	(11,066,194)	65,731,126		—	—	—	4,630,535
First Boston Construction Holdings, LLC:
Subordinated Debt	40,237,500	—	(7,612,500)	(1,323,543)	31,301,457		—	3,284,613	9,558	—
Limited Liability Co. Interest	5,999,814	—	(1,903,125)	(4,096,689)	—		—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	118,168,342	31,925,097	(19,412,963)	(13,897,533)	116,782,943		—	11,489,047	57,968	—
Subordinated Debt	—	5,000,000	—	—	5,000,000		—	71,661	—	—
Preferred Stock	34,284,760	2,339,934	—	(36,624,694)	—		—	—	—	2,339,934
Common Stock	10,611,550	—	—	(10,611,550)	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	17,979,000	—	—	(691,500)	17,287,500		—	1,754,361	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Totals	$350,249,163	$47,613,202	$(109,817,031)	$(51,942,308)	$236,103,026		$(59,194,744)	$17,663,241	$67,526	$6,970,469

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

***

Net unrealized gain (loss) before taxes includes the net change in unrealized appreciation (depreciation) on controlled investments and net change in unrealized appreciation (depreciation) on foreign currency translation associated with the controlled investments. For the nine months ended September 30, 2020, the net change in unrealized appreciation (depreciation) and foreign currency translation associated with the Red Apple Stores Inc.’s common stock was $(189,875) and $189,875, respectively.

†	Investment no longer held as of September 30, 2020.

The aggregate fair value of controlled investments at September 30, 2020 represents 77.0% of the Company’s net assets.

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component.

2. Significant accounting policies

Unaudited Interim Consolidated Financial Statements

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies (“ASC 946”).

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

The interim financial information at September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company is currently evaluating the effect on its consolidated financial statements and related disclosures.

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

For the three and nine months ended September 30, 2020, the Company incurred $2,481,836 and $8,486,385, respectively, in base management fees under the investment management agreement. For the three and nine months ended September 30, 2019, the Company incurred $3,230,146 and $9,173,908, respectively, in base management fees under the investment management agreement.

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

For the three and nine months ended September 30, 2020, the Company incurred $1,492,248 and $5,025,386, respectively, in Incentive Fees based on income. For the three and nine months ended September 30, 2019, the Company incurred $2,101,954 and $6,628,725, respectively, in Incentive Fees based on income.

BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive Incentive Fees based on income after March 6, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. For the three months and nine months ended September 30, 2020, the Adviser has voluntarily waived incentive fees of $1,492,248 and $5,025,386, respectively, resulting in no net incentive fees for both periods. For the three months ended September 30, 2019, the Adviser has voluntarily and partially waived incentive fees of $1,229,259, resulting in net incentive fees of $872,695 for the period. For the nine months ended September 30, 2019, the Advisor has waived incentive fees of $5,756,030, resulting in net incentive fees of $872,695 for the period. As of September 30, 2020 and December 31, 2019, there was $1,849,597 and $1,849,597 of incentive fees payable based on income, respectively. The payment of Incentive Fee based on income of $1,849,597 at September 30, 2020 was deferred pursuant to the incentive fee deferral provision discussed above.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement at September 30, 2020 and December 31, 2019, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at September 30, 2020 and December 31, 2019.

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

If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three and nine months ended September 30, 2020 and 2019 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2020, the Company incurred $87,500 and $262,500 respectively, for such investment advisor expenses. For the three and nine months ended September 30, 2019, the Company incurred $87,500 and $262,500, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and nine months ended September 30, 2020 were $114,695 and $333,444, respectively. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and nine months ended September 30, 2019 were $46,956 and $64,240, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2020, the Company incurred $379,650 and $1,068,915, respectively, for such administrative services expenses. For the three and nine months ended September 30, 2019, the Company incurred $330,072 and $1,031,012, respectively, for such administrative services expenses.

Advisor Stock Transactions

At September 30, 2020 and December 31, 2019, BCIA did not own any shares of the Company. At both September 30, 2020 and December 31, 2019, other entities affiliated with the Administrator and Advisor beneficially owned approximately 1% of the Company’s total shares of common stock outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(27,163,667)	$(12,692,143)	$(113,752,410)	$(5,312,859)
Weighted average shares outstanding – basic	70,086,236	68,836,255	68,943,459	68,836,702
Earnings (Loss) per share – basic:	$(0.39)	$(0.18)	$(1.65)	$(0.08)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(27,163,667)	$(12,692,143)	$(113,752,410)	$(5,312,859)
Adjustments for interest on unsecured convertible senior notes(1)	—	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(27,163,667)	$(12,692,143)	$(113,752,410)	$(5,312,859)
Weighted average shares outstanding – diluted(1)	70,086,236	68,836,255	68,943,459	68,836,702
Earnings (Loss) per share – diluted:	$(0.39)	$(0.18)	$(1.65)	$(0.08)

(1)	No adjustments for interest or incremental shares were included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three and nine months ended September 30, 2020 totaled $24,773,652 and $83,602,851, respectively. Purchases of investments, including PIK, for the three and nine months ended September 30, 2019 totaled $66,792,770 and $230,426,737, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2020 totaled $24,610,600 and $84,440,718 respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2019 totaled $37,378,162 and $138,611,906, respectively.

At September 30, 2020, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$3,152,600	$1,083,000
Unsecured debt	139,615,359	125,717,825
Subordinated debt	37,625,000	36,301,457
Senior secured loans:
First lien	228,095,238	221,440,645
Second/other priority lien	165,981,609	151,827,252
Total senior secured loans	394,076,847	373,267,897
Preferred stock	46,684,817	6,552,035
Common stock	17,363,000	—
Limited partnership/limited liability company interests	101,146,644	65,912,659
Equity warrants/options	365,348	155,497
Total investments	$740,029,615	$608,990,370

At December 31, 2019, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$26,684,394	$9,186,817
Unsecured debt	127,288,981	127,288,981
Subordinated debt	40,237,500	40,237,500
Senior secured loans:
First lien	256,037,486	252,157,341
Second/other priority lien	172,729,756	166,432,724
Total senior secured loans	428,767,242	418,590,065
Preferred stock	54,258,410	40,037,370
Common stock	63,431,939	19,069,181
Limited partnership/limited liability company interests	114,524,791	95,352,366
Equity warrants/options	350,544	96,801
Total investments	$855,543,801	$749,859,081

Industry Composition

As of September 30, 2020, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at September 30, 2020 and December 31, 2019 by GICS.

Industry	September 30, 2020	December 31, 2019
Diversified Financial Services	31.3%	34.0%
Road & Rail	7.6	6.2
Health Care Equipment & Supplies	6.0	5.2
Thrifts & Mortgage Finance	5.1	6.2
Health Care Providers & Services	4.6	3.9
Internet Software & Services	4.3	2.1
Software	3.7	3.4
Containers & Packaging	3.4	2.8
Pharmaceuticals	3.3	2.7
Chemicals	3.1	7.0
Media	3.0	2.7
Aerospace & Defense	2.9	2.3
Multiline Retail	2.8	2.4
Textile, Apparel & Luxury Goods	2.5	2.0
Energy Equipment & Services	2.2	2.9
Tobacco Related	2.2	1.7
Insurance	2.0	0.8
Professional Services	1.6	1.2
Health Care Technology	1.6	1.2
Consumer Finance	1.4	1.2
Internet & Catalog Retail	1.2	1.0
Airlines	1.2	1.0
Diversified Telecommunication Services	0.8	0.7
Electrical Equipment	0.6	0.7
Metals & Mining	0.5	0.5
Technology Hardware, Storage & Peripherals	0.4	—
Commercial Services & Supplies	0.3	0.1
Specialty Retail	0.2	2.7
IT Services	0.1	—
Capital Markets	0.1	1.4
Household Durables	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2020 was United States 96.6%, and Canada 3.4%, and at December 31, 2019 was United States 97.2%, and Canada 2.8%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

As of September 30, 2020, the Company and Windward are committed to provide an aggregate of $113.3 million of equity to Senior Loan Partners, with the Company committing to provide $96.3 million and Windward committing to provide $17.0 million (of which the Company and Windward had funded $84.8 million and $15.0 million, respectively, and remaining commitments from the Company and Windward as of September 30, 2020 were $11.5 million and $2.0 million, respectively). Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

On June 24, 2016, Senior Loan Partners as Seller and Collateral Manager, and BCIC Senior Loan Funding, LLC (“Senior Loan Funding”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $200.0 million Loan and Security Agreement (the “LSA” or the “Senior Facility”) with Citibank, N.A. (“Citi”) acting as Administrative Agent and The Bank of New York Mellon Trust Company (“BoNY”) as Collateral Agent. On July 27, 2018, the Senior Facility was fully prepaid, prior to its June 24, 2021 maturity date, with proceeds under the New Senior Facility, as defined below. Senior Loan Funding was dissolved in July 2020.

On July 13, 2018, Senior Loan Partners as Transferor and Servicer, and BCIC Senior Loan Funding II, LLC (“Senior Loan Funding II”), a newly formed Delaware limited liability company consolidated by Senior Loan Partners, as Borrower, entered into a $270.0 million Loan and Servicing Agreement (the “New LSA” or the “New Senior Facility”) with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) acting as Administrative Agent and BoNY acting as Collateral Agent.  The New Senior Facility is scheduled to mature on July 13, 2023. Senior Loan Funding II, as applicable, has made certain customary representations and warranties, and is required to comply with various covenants, including collateral maintenance, reporting requirements, usual and customary events of default and other customary requirements for similar facilities. Senior Loan Funding II was not in default with any covenants or requirements thereunder as of September 30, 2020.

As of September 30, 2020, $167.5 million was drawn on the New Senior Facility, and subject to compliance with applicable covenants and borrowing base limitations, the undrawn amount was $102.5 million. The average outstanding debt balance during the three and nine months ended September 30, 2020 was $167.5 million and $187.9 million, respectively. Under the New Senior Facility the maximum amount borrowed during the same three and nine months period was $167.5 million and $217.5 million. During the three and nine months ended September 30, 2020, $1.2 million and $4.9 million of interest expense and other debt related expenses were incurred.

As of September 30, 2020, Senior Loan Partners had total investments at fair value of $207.5 million, comprised of senior secured first lien loans, delayed draw term loans, and equity warrants to a total of 22 borrowers. Purchases of investments for the nine months ended September 30, 2020 were $6.7 million. Proceeds from investment sales, prepayments or exits for the nine months ended September 30, 2020 were $46.0 million. Additionally, Senior Loan Partners had zero unfunded commitments to their borrowers as of September 30, 2020. The weighted average yield of the portfolio at its current cost basis as of September 30, 2020 and December 31, 2019 was 5.60% and 6.64%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of September 30, 2020:

Portfolio Company	Industry(3)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	4.19% (L + 400)	10/13/25	$11,820,167	$11,800,438	$11,583,764
AP Plastics Group, LLC, First Lien Term Loan	Chemicals	6.25% (L + 525,1.00% Floor)	8/1/22	9,455,153	9,427,005	9,266,050
BARBRI, Inc., First Lien Term Loan	Diversified Consumer Services	5.33% (L + 425,1.00% Floor)	12/1/23	11,148,649	11,118,456	10,814,189
Clarity Telecom, LLC (Vast), First Lien Term Loan	Diversified Telecommunication Services	4.40% (L + 425)	8/30/26	2,977,500	2,971,589	2,955,169
Crown Paper Group Inc., First Lien Term Loan	Paper & Forest Products	5.75% (L + 475,1.00% Floor)	4/3/24	19,291,053	19,165,901	17,169,037
Drilling Info Holdings, Inc., First Lien Term Loan	Oil, Gas and Consumable Fuels	4.40% (L + 425)	7/30/25	2,977,223	2,950,218	2,669,586
Dunn Paper, Inc., First Lien Term Loan	Paper & Forest Products	5.75% (L + 475,1.00% Floor)	8/26/22	6,989,180	6,961,921	6,744,559
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	5.25% (L + 425,1.00% Floor)	9/8/24	14,599,687	14,591,078	13,942,701
ENC Holding Corporation, First Lien Term Loan	Road & Rail	4.22% (L + 400)	5/30/25	9,787,805	9,770,011	8,809,024
Golden West Packaging Group, LLC, First Lien Term Loan	Containers & Packaging	6.75% (L + 575,1.00% Floor)	6/20/23	17,450,793	17,410,596	17,014,524
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food Products	4.75% (L + 375,1.00% Floor)	8/22/25	14,700,000	14,647,655	13,671,000
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Trading Companies & Distributors	6.00% (L + 500,1.00% Floor)	3/8/24	1,805,121	1,800,652	1,787,070

Portfolio Company	Industry(3)	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans - (continued)
MHE Intermediate Holdings LLC, First Lien Term Loan	Trading Companies & Distributors	6.00% (L + 500,1.00% Floor)	3/8/24	$10,037,736	$9,986,824	$9,937,359
MSHC, Inc. (Service Logic), First Lien Term Loan	Construction & Engineering	5.25% (L + 425,1.00% Floor)	12/31/24	13,071,255	13,030,413	12,679,118
National Spine and Pain Centers, LLC, First Lien Term Loan	Health Care Providers & Services	6.25% (L + 525,1.00% Floor)	6/2/24	9,675,000	9,650,112	8,804,250
NGS US FINCO, LLC, First Lien Term Loan	Gas Utilities	5.25% (L + 425,1.00% Floor)	10/1/25	9,810,743	9,774,639	9,585,096
Premise Health Holding Corp., First Lien Term Loan	Health Care Providers & Services	3.72% (L + 350)	7/10/25	7,091,182	7,065,120	6,913,902
Protective Industrial Products, Inc., First Lien Term Loan	Commercial Services & Supplies	5.50% (L + 450,1.00% Floor)	1/31/24	15,781,866	15,708,578	15,545,138
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	5.75% (L + 475,1.00% Floor)	8/2/24	10,417,400	10,380,779	9,323,573
Q Holding Company, First Lien Term Loan	Chemicals	6.00% (L + 500,1.00% Floor)	12/31/23	9,622,901	9,586,359	9,334,214
Research Now Group, LLC, First Lien Term Loan	IT Services	6.50% (L + 550,1.00% Floor)	12/20/24	4,430,726	4,394,589	4,184,821
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	7.00% (L + 600,1.00% Floor)	6/28/24	1,000,647	984,534	970,628
TLE Holdings, LLC, First Lien Term Loan	Professional Services	7.00% (L + 600,1.00% Floor)	6/28/24	3,910,377	3,883,412	3,793,063
Total Senior Secured Loans					217,060,879	207,497,835
Equity Warrants/Options
APC Parent, Inc., Equity Warrants	Auto Components		expire 7/24/25	25,608	226,620	—
Total Equity Warrants/Options					226,620	—
Total Investments					$217,287,499	$207,497,835

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 84.1% of the fair value of such senior secured loans have floors of at least 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2020 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(3)	Unaudited. As of September 30, 2020, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.

Below is certain summarized financial information for Senior Loan Partners as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019:

Selected Balance Sheet Information

	September 30, 2020	December 31, 2019
Investments, at fair value (cost $217,287,499 and $267,274,735)	$207,497,835	$259,462,901
Cash and cash equivalents	35,796,336	61,586,220
Other assets	2,303,300	4,045,743
Total assets	$245,597,471	$325,094,864
Debt	167,504,560	217,504,560
Distribution payable	72,121	2,596,676
Interest and credit facility fees payable	371,193	763,907
Other accrued expenses and payables	318,861	379,908
Total liabilities	$168,266,735	$221,245,051
Members’ equity	77,330,736	103,849,813
Total liabilities and members’ equity	$245,597,471	$325,094,864

Selected Statement of Operations Information

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Total investment income	$3,142,758	$5,969,219	$10,911,863	$19,462,783
Interest and credit facility fees	1,200,984	2,643,948	4,880,329	8,630,341
Other fees and expenses	180,812	154,367	583,846	633,451
Total expenses	$1,381,796	$2,798,315	$5,464,175	$9,263,792
Net realized and unrealized appreciation (depreciation)	4,939,320	(2,209,319)	(13,019,056)	(3,880,742)
Net increase (decrease) in members' capital	$6,700,282	$961,585	$(7,571,368)	$6,318,249

For the three and nine months ended September 30, 2020 the Company’s share of net investment income from Senior Loan Partners was $1.5 million and $4.6 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. The Company’s dividend income from Senior Loan Partners for the three and nine months ended September 30, 2019 was $2.7 million and $8.7 million, respectively. As of September 30, 2020 and December 31, 2019, $0.1 million and $2.2 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2020 and December 31, 2019.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2020 and December 31, 2019 represents 0.05% and 0.02% of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2020 and December 31, 2019 reflect the volume of derivative activity throughout the periods presented.

7. Debt

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As of September 30, 2020 and December 31, 2019, the Company’s asset coverage was 198% and 235%, respectively.

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to ABR borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Credit Facility which extended the commitment termination date on the Credit Facility to June 5, 2021 and the maturity date to June 5, 2022. On March 15, 2018, the Company entered into a Third Amendment to the Credit Facility which (i) permanently reduced the aggregate amount of multicurrency commitments under the Credit Facility from $440,000,000 to $400,000,000 and (ii) reduced the amount of shareholders’ equity required under the Credit Facility from $500,000,000 plus 25% of net proceeds from the sale of equity interests to $450,000,000 plus 25% of net proceeds from the sale of equity interests. On August 30, 2019, the Company entered into a Fourth Amendment to the Credit Facility which (i) permanently reduced the aggregate amount of multicurrency commitments under the Credit Facility from $400,000,000 to $340,000,000 and (ii) reduced the amount of shareholders’ equity required under the Credit Facility from $450,000,000 plus 25% of net proceeds from the sale of equity interests to $375,000,000 plus 25% of net proceeds from the sale of equity interests after August 30, 2019. On March 31, 2020, the Company had entered into a Waiver and Agreement to the Credit Facility to waive certain requirements under the Credit Facility from March 31, 2020 through May 10, 2020 (the “Waiver Period”), which was extended to August 10, 2020 with a Second Waiver and Agreement that the Company entered into on May 1, 2020. As a result of the Fifth Amendment of the Credit Facility (described below), the waivers are no longer required or applicable.

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

The Company’s outstanding debt as of September 30, 2020 and December 31, 2019 was as follows:

	As of
	September 30, 2020					December 31, 2019
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$300,000,000	(2)	$164,500,000	$164,500,000		$340,000,000	(2)	$174,400,000	$174,400,000
2022 Convertible Notes	143,750,000		143,750,000	140,536,006	(3)	143,750,000		143,750,000	139,169,694	(4)
	$443,750,000		$308,250,000	$305,036,006		$483,750,000		$318,150,000	$313,569,694

(1)	Subject to borrowing base and leverage restrictions.
(2)

Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $375,000,000 effective May 22, 2020 (or $750,000,000 prior to May 22, 2020).

(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $1,617,945 and $1,596,049, respectively, as of September 30, 2020.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,282,302 and $2,298,004, respectively, as of December 31, 2019.

At September 30, 2020, the Company had $164,500,000 drawn on the Credit Facility as compared to $174,400,000 at December 31, 2019. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $135,500,000 and $165,600,000 at September 30, 2020 and December 31, 2019, respectively. The Company’s average outstanding debt balance during the three months ended September 30, 2020 and 2019 was $319,290,639 and $287,867,590, respectively. The maximum amounts borrowed during the three months ended September 30, 2020 and 2019 were $323,585,692 and $309,566,889, respectively. The Company’s average outstanding debt balance during the nine months ended September 30, 2020 and 2019 was $328,129,066 and $236,444,654, respectively. The maximum amounts borrowed during the nine months ended September 30, 2020 and 2019 were $356,302,715 and $309,566,889, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and nine months ended September 30, 2020 was 4.39% and 4.80%, respectively, exclusive of commitment fees of $123,707 and $388,705, respectively. The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and nine months ended September 30, 2019 was 5.61% and 5.98%, respectively, exclusive of commitment fees of $220,190 and $841,548, respectively. Amortization of $378,377 and $1,599,298 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and nine months ended September 30, 2020. Amortization of $398,894 and $1,193,754 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three and nine months ended September 30, 2019. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40% (0.375% prior to May 22, 2020).

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

At September 30, 2020, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all the authorized shares have been repurchased. As of September 30, 2020, 4,013,446 shares remained available for repurchase.

For the three months ended September 30, 2020 and 2019, the Company did not purchase any shares of its common stock. For the nine months ended September 30, 2020 and 2019, the Company purchased a total of 986,554 and 85,543 shares of its common stock for $3,627,604 and $469,227, respectively, including brokerage commissions. Since inception of the original repurchase plan through September 30, 2020, the Company has purchased 10,011,586 shares of its common stock on the open market for $66,296,859, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the three and nine months ended September 30, 2020 and 2019, declared distributions to common shareholders were as follows:

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1) (2)
March 31, 2020	$9,543,152	$—		$9,543,152	$719,692
June 30, 2020	1,363,314	5,450,680	(4)	6,813,994	638,560
September 30, 2020	1,403,889	5,613,339	(5)	7,017,228	—	(4)(5)
Total	$12,310,355	$11,064,019		$23,374,374	$1,358,252

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1) (3)
March 31, 2019	$12,390,525	$—		$12,390,525	$1,002,900
June 30, 2019	12,390,526	—		12,390,526	985,662
September 30, 2019	9,637,075	—		9,637,075	971,119
Total	$34,418,126	$—		$34,418,126	$2,959,681

(1) The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2).

(2) Distributions reinvested through issuance of new shares and purchase of shares in the open market.

(3) Distributions reinvested through purchase of shares in the open market.

(4) Declared distribution in newly issued common shares includes $858,365 of distribution reinvested through 100% stock election for the dividend paid on 7/7/2020.

(5) Declared distribution in newly issued common shares includes $817,130 of distribution reinvested through 100% stock election for the dividend paid on 9/29/2020.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2020 and December 31, 2019. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2020 and December 31, 2019, the Company was obligated to existing portfolio companies for unfunded commitments of $16.8 million and $23.8 million, respectively. Of the $16.8 million total unfunded commitments at September 30, 2020, $11.5 million was on our aggregate $96.3 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at September 30, 2020 and December 31, 2019 was $14.0 million and $22.4 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$164,500,000	$146,405,000	$174,400,000	$165,680,000
2022 Convertible Notes	140,536,006	141,953,125	139,169,694	144,109,375
Total	$305,036,006	$288,358,125	$313,569,694	$309,789,375

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at September 30, 2020 and December 31, 2019 in determining such fair values:

		Fair Value Inputs at September 30, 2020
	Fair Value at September 30, 2020	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$1,083,000	$—	$—	$1,083,000
Unsecured debt	125,717,825	—	—	125,717,825
Subordinated debt	36,301,457	—	—	36,301,457
Senior secured loans	373,267,897	—	28,901,745	344,366,152
Preferred stock	6,552,035	—	—	6,552,035
Common stock	—	—	—	—
Limited partnership/limited liability company interests	181,533	—	—	181,533
Equity warrants/options	155,497	—	—	155,497
Investment measured at net asset value(1)	65,731,126	—	—	—
Total investments	608,990,370	—	28,901,745	514,357,499
Cash and cash equivalents	5,439,064	5,439,064	—	—
Total	$614,429,434	$5,439,064	$28,901,745	$514,357,499

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

The valuation techniques used at September 30, 2020 and December 31, 2019 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the three months ended September 30, 2020 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2020	Accretion/ (Amortization) of Premium/ (Discount)—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or (Depreciation) before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or (out) of Level 3	Fair Value at September 30, 2020
Senior secured notes	$1,080,000	$1,280	$(24,503,088)	$24,504,808	$—	$—	$—	$1,083,000
Unsecured debt	139,615,359	—	—	(13,897,870)	—	336	—	125,717,825
Subordinated debt	32,888,436	—	—	588,021	5,000,000	(2,175,000)	—	36,301,457
Senior secured loans	363,778,468	215,374	(23,656,693)	18,133,578	17,290,666	(22,977,907)	(8,417,334)	344,366,152
Preferred stock	25,977,377	—	(11,053,124)	(11,851,749)	3,479,531	—	—	6,552,035
Common stock	—	—	—	—	—	—	—	—
Limited partnership/LLC Interest	239,258	—	—	486,025	—	(543,750)	—	181,533
Equity warrants/options	124,539	—	—	30,958	—	—	—	155,497
Total investments	$563,703,437	$216,654	$(59,212,905)	$17,993,771	$25,770,197	$(25,696,321)	$(8,417,334)	$514,357,499

The following is a reconciliation for the nine months ended September 30, 2020 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2019	Accretion/ (Amortization) of Premium/ (Discount)—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or (Depreciation) before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or (out) of Level 3	Fair Value at September 30, 2020
Senior secured notes	$9,186,817	$1,292	$(24,503,088)	$15,427,979	$970,000	$—	$—	$1,083,000
Unsecured debt	127,288,981	—	—	(13,897,534)	32,462,007	(20,135,629)	—	125,717,825
Subordinated debt	40,237,500	—	—	(1,323,543)	5,000,000	(7,612,500)	—	36,301,457
Senior secured loans	390,746,388	584,283	(36,219,296)	(8,336,650)	42,673,054	(41,665,759)	(3,415,868)	344,366,152
Preferred stock	40,037,370	—	(11,053,124)	(25,911,742)	3,479,531	—	—	6,552,035
Common stock	10,611,550	—	—	(10,611,550)	—	—	—	—
Limited partnership/LLC Interest	7,080,026	—	—	(4,995,368)	—	(1,903,125)	—	181,533
Equity warrants/options	96,801	—	—	43,892	14,804	—	—	155,497
Total investments	$625,285,433	$585,575	$(71,775,508)	$(49,604,516)	$84,599,396	$(71,317,013)	$(3,415,868)	$514,357,499

The following is a reconciliation for the three months ended September 30, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at June 30, 2019	Accretion/ (Amortization) of Premium/ (Discount)—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or (Depreciation) before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or (out) of Level 3	Fair Value at September 30, 2019
Senior secured notes	$23,841,070	$11,819	$—	$(6,677,499)	$—	$—	$—	$17,175,390
Unsecured debt	108,591,125	—	—	—	3,176,666	(4,412,036)	—	107,355,755
Subordinated debt	41,750,000	—	—	—	1,750,000	—	—	43,500,000
Senior secured loans	314,921,982	159,783	(464,155)	122,656	59,936,104	(20,600,523)	14,625,000	368,700,847
Preferred stock	43,232,250	—	—	(29,990)	—	—	—	43,202,260
Common stock	10,611,548	—	—	—	—	—	—	10,611,548
Limited partnership/LLC Interest	41,027,995	—	387,994	(13,279,353)	437,500	(12,365,604)	—	16,208,532
Equity warrants/options	102,360	—	—	(6,690)	—	—	—	95,670
Total investments	$584,078,330	$171,602	$(76,161)	$(19,870,876)	$65,300,270	$(37,378,163)	$14,625,000	$606,850,002

The following is a reconciliation for the nine months ended September 30, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2018	Accretion/ (Amortization) of Premium/ (Discount)—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or (Depreciation) before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or (out) of Level 3	Fair Value at September 30, 2019
Senior secured notes	$23,630,813	$34,420	$—	$(7,752,613)	$1,262,770	$—	$—	$17,175,390
Unsecured debt	118,807,277	—	—	—	31,433,475	(42,884,997)	—	107,355,755
Subordinated debt	40,000,000	—	—	—	3,500,000	—	—	43,500,000
Senior secured loans	289,871,384	374,502	(24,242,257)	21,358,870	181,287,465	(84,986,617)	(14,962,500)	368,700,847
Preferred stock	45,150,030	—	—	(2,631,515)	683,745	—	—	43,202,260
Common stock	10,611,548	—	13,598	—	—	(13,598)	—	10,611,548
Limited partnership/LLC Interest	141,854,954	—	387,995	(23,780,996)	1,628,850	(12,365,605)	(91,516,666)	16,208,532
Equity warrants/options	—	—	—	(4,874)	100,544	—	—	95,670
Total investments	$669,926,006	$408,922	$(23,840,664)	$(12,811,128)	$219,896,849	$(140,250,817)	$(106,479,166)	$606,850,002

There was a transfer out of Level 3 and into Level 2 of $8,417,334 during the three months ended September 30, 2020, comprised of one investment due to an increase of observable market activity. In addition, there was a transfer out of Level 2 and into Level 3 and a net $3,415,868 transfer out of Level 3 and into Level 2 during the nine months ended September 30, 2020, comprised of one investment that transferred out of Level 3 of $8,459,739 and one investment that transferred into Level 3 of $5,043,871 due to changes in observable market activities. There was a transfer out of Level 2 and into Level 3 of $14,625,000 during the three months ended September 30, 2019 due to a decrease in observable market activity for one investment. There was a transfer out of Level 3 and into Level 2 of $14,962,500 during the nine months ended September 30, 2019, due to an increase of observable market activity for one investment. In addition, there was a transfer out of Level 3 of $91,516,666 during the nine months ended September 30, 2019, attributable to BCIC Senior Loan Partners, LLC measured at fair value using the net asset value practical expedient in accordance with ASC 820-10. Transfers between levels are recognized as of the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2020 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(31,960,032) and $(76,992,565), respectively. Net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2019 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(17,656,074) and $(29,249,858), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of September 30, 2020 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	6.50x	7.50x	7.00x
Subordinated debt	n/a	n/a	n/a
Senior secured loans	5.73x	6.84x	6.28x
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	6.09x	6.63x	6.36x
Equity warrants/options(1)	n/a	n/a	n/a
Market Yields:
Senior secured notes	7.53%	8.17%	7.85%
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	10.17%	11.23%	10.70%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	1.02x	1.12x	1.07x
Subordinated debt	0.79x	0.89x	0.84x
Senior secured loans	n/a	n/a	n/a
Preferred stock	0.80x	1.05x	1.00x
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Revenue Multiples:
Preferred stock	0.45x	0.65x	0.55x
Common stock	n/a	n/a	n/a
Indicative Bid Quotes:
Senior secured loans	1	1	1

(1)

The aggregate fair value of warrants and options as of September 30, 2020 represents 0.05% of the Company’s net assets. The range of significant unobservable inputs for warrants and options were as follows:

Equity warrants/options	Low	High	Weighted Average
Option Pricing Model:
Revenue Multiple	3.89x	4.34x	4.12x
Implied Volatility	50.5%	60.5%	55.5%
Term	1.6 years	2.6 years	2.1 years

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per Share Data:
Net asset value, beginning of period	$6.33	$7.07
Net investment income	0.39	0.47
Net realized and unrealized gain (loss)	(2.04)	(0.55)
Total from investment operations	(1.65)	(0.08)
Distributions to stockholders from net investment income	(0.34)	(0.50)
Issuance/reinvestment of stock at prices (below) net asset value	(0.14)	—
Purchases of treasury stock at prices below net asset value	0.04	—
Net increase (decrease) in net assets	(2.09)	(0.58)
Net asset value, end of period	$4.24	$6.49
Market price, end of period	$2.44	$5.01
Total return(1)	(43.77)%	3.27%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	4.80%	4.24%
Ratio of interest and other debt related expenses to average net assets(2)	4.40%	3.20%
Ratio of total expenses to average net assets(2)(3)	9.20%	7.44%
Ratio of net investment income to average net assets(2)	9.68%	9.01%
Net assets, end of period	$306,557,170	$446,819,939
Average debt outstanding	$328,129,066	$236,444,654
Weighted average shares outstanding	68,943,459	68,836,702
Average debt per share(4)	$4.76	$3.43
Portfolio turnover	11%	20%
Yield on total portfolio at cost	8.64%	9.43%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waived for the nine months ended September 30, 2020 and 2019 (see Note 3 for more detail). Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 6.61% and 5.85% for the nine-month periods ended September 30, 2020, and 2019, respectively.  The ratio of total expenses to average net assets would be 11.01% and 9.05% for the same respective periods.

(4)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12. Subsequent events

On November 3, 2020, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on December 30, 2020 to stockholders of record at the close of business on November 18, 2020. The distributions will be paid in a combination of cash and shares of the Company’s common stock at the election of stockholders, with the total amount of cash to be distributed to all stockholders limited to 20% of the total distributions to be paid to all stockholders. The portion of the distributions not paid in cash will be paid in the form of newly issued shares of the Company’s common stock at the average closing stock price for the Company’s common stock on the five trading days beginning with December 16, 2020 and ending with December 22, 2020 (both days inclusive).

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all of the authorized shares have been repurchased (the “October 2019 Repurchase Plan”). On November 3, 2020, the October 2019 Repurchase Plan expired with 4,013,446 shares remaining unpurchased. On November 3, 2020, the Company’s Board of Directors authorized the Company to purchase up to a total of 7,500,000 shares, effective until the earlier of November 2, 2021 or such time that all of the authorized shares have been repurchased.

On November 3, 2020, Gordon Brothers Finance Company (“GBFC”), a private commercial finance company majority owned by the Company, entered into a definitive agreement with Callodine Commercial Finance, Inc. (“Callodine”), whereby Callodine would acquire the loan portfolio and assume the employees and certain operating costs of (collectively, the “Transaction”). As a result of the Transaction, the Company received a partial repayment of $77.7 million on the unsecured debt of GBFC held by the Company. Prior to the partial repayment, the outstanding aggregate balance of the unsecured debt held by the Company was $130.7 million, which made GBFC the Company’s largest portfolio company. In connection with the Transaction, the Company funded $25.0 million in a new senior secured loan issued by an affiliate of Callodine and also retained a $5.0 million investment made during the third quarter via a senior secured bank facility to Gordon Brothers Finance Company, LLC, a subsidiary of GBFC, which entity was acquired by Callodine in the Transaction. The Company’s equity ownership of GBFC was unaffected by the Transaction, and GBFC retained certain assets in the Transaction, primarily consisting of (i) an “acquired portfolio” note in the notional amount of $40.0 million linked to the future performance of the loan portfolio assets acquired by Callodine, (ii) a warrant to purchase equity, issued by a borrower in GBFC’s pre-Transaction loan portfolio, (iii) an earnout note issued by an affiliate of Callodine with a maximum capped payout, subject to future contingencies, of $15.0 million, (iv) any amounts to be released to GBFC from an indemnity escrow account in the amount of $5.0 million established in connection with the Transaction and (v) cash in the amount of $9.4 million. For more information on the Transaction, please see the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2020.

On November 3, 2020, Michael Pungello, our interim CFO and interim Treasurer, informed the Company that he will be stepping down from his roles at the Company, effective November 9, 2020. Mr. Pungello will remain an employee of BlackRock and has agreed to provide transition assistance with respect to the Company until his retirement from BlackRock in March 2021. On November 3, 2020, the Board appointed Abby Miller, CPA, as CFO and Treasurer of the Company to replace Mr. Pungello, effective November 9, 2020. Ms. Miller is a director of BlackRock and previously served as the Company’s financial controller from September 2017 to present. On November 3, 2020, the Board appointed Nik Singhal, CFA, as President of the Company. Mr. Singhal is a managing director of BlackRock and is responsible for the Company’s business strategy and implementation. Mr. Singhal is also a member of the Company’s Investment Committee and was previously our head of investor relations. For more information on each of Ms. Miller’s and Mr. Singhal’s background and experience, please see the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2020.

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

Overview

We were incorporated in Delaware on April 13, 2005 and commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2020, approximately 19.0% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At September 30, 2020:

Investment portfolio, at fair value: $609.0 million

Net assets: $306.6 million

Indebtedness, excluding deferred financing costs: $306.6 million

Net asset value per share: $4.24

Portfolio Activity for the Three Months Ended September 30, 2020:

Cost of investments during period, including PIK: $24.8 million

Sales, repayments and other exits during period: $24.6 million

Number of portfolio companies at end of period: 55

Operating Results for the Three Months Ended September 30, 2020:

Net investment income per share: $0.12

Distributions declared per share: $0.10

Basic earnings (loss) per share: $(0.39)

Net investment income: $8.5 million

Net realized and unrealized gain (loss): $(35.7) million

Net increase (decrease) in net assets from operations: $(27.2) million

Net investment income per share, as adjusted1: $0.12

Basic earnings (loss) per share, as adjusted1: $(0.39)

Net investment income, as adjusted1: $8.5 million

Net increase (decrease) in net assets from operations, as adjusted1: $(27.2) million

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

Portfolio and investment activity

We invested approximately $24.8 million during the three months ended September 30, 2020. The new investments consisted of senior secured loans secured by first lien ($17.3 million, or 69.8%), unsecured or subordinated debt securities ($5.0 million, or 20.2%), and equity securities ($2.5 million, or 10.0%). Additionally, we received proceeds from sales, repayments and other exits of approximately $24.6 million during the three months ended September 30, 2020.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At September 30, 2020, our portfolio of $609.0 million (at fair value) consisted of 55 portfolio companies and was invested approximately 61% in senior secured loans, 27% in unsecured or subordinated debt securities, 12% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $20.5 million at September 30, 2020. Our largest portfolio company investment at fair value was approximately $116.8 million and our five largest portfolio company investments at fair value comprised approximately 44% of our portfolio at September 30, 2020. At December 31, 2019, our portfolio of $749.9 million (at fair value) consisted of 47 portfolio companies and was invested 56% in senior secured loans, 22% in unsecured or subordinated debt securities, 21% in equity investments and 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $21.9 million at December 31, 2019. Our largest portfolio company investment by value was approximately $118.2 million and our five largest portfolio company investments by value comprised approximately 41% of our portfolio at December 31, 2019.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy that may affect the consumer products sector, risks related to the costs of raw materials and energy affecting the chemicals sector, cyclicality within the energy sector as a result of fluctuations in commodity prices and demand for, and production of commodities, among various other industry and sector uncertainties due to certain exposures. At September 30, 2020, our top three industry concentrations at fair value consisted of Diversified Financial Services (31.3%), Road & Rail (7.6%), and Health Care Equipment & Supplies (6.0%). At December 31, 2019, our top three industry concentrations at fair value consisted of Diversified Financial Services (34.0%), Chemicals (7.0%) and Thrifts & Mortgage Finance (6.2%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Fair Market Value	Cost	Fair Market Value	Cost
Total portfolio	9.7%	8.6%	10.4%	9.4%
Senior secured loans	9.3%	9.4%	10.2%	10.2%
Other debt securities	11.9%	11.7%	11.8%	10.8%
Debt and income producing equity securities	9.8%	9.7%	10.9%	10.7%

For the three and nine months ended September 30, 2020, the total return based on net asset value was (9.1)% and (23.3)%, respectively. For the three and nine months ended September 30, 2020, the total return based on market price was (5.1)% and (43.8)%, respectively. For the three and nine months ended September 30, 2019, the total return based on net asset value was (2.1)% and 0.1%, respectively, the total return based on market price was (14.5)% and 3.3%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.78 at September 30, 2020 and 1.39 at December 31, 2019. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Grade 1	$224,534,123	$543,022,093
Grade 2	320,129,677	163,762,457
Grade 3	37,255,041	—
Grade 4	27,071,529	43,074,531
Not Rated	—	—
Total investments	$608,990,370	$749,859,081

Results of operations

Results comparisons for the three months ended September 30, 2020 and 2019.

Investment income

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Investment Income:
Interest and fees on senior secured loans	$9,397,320	$11,058,774
Interest and fees on other debt securities	5,407,371	4,961,239
Interest earned on short-term investments, cash equivalents	585	32,143
Dividends and fees on equity securities	1,496,818	3,878,732
Other income	—	25,296
Total investment income	$16,302,094	$19,956,184

Total investment income for the three months ended September 30, 2020 decreased $3.7 million, or 18.3%, as compared to the three months ended September 30, 2019. Excluding fee income and other income, total investment income decreased by approximately 16.4%, primarily due to a lower rate environment, a decrease in dividend income period over period, and a 3.7% decrease in the average investment portfolio at amortized cost for the comparative periods. The decrease in dividend income is due to a $1.2 million decrease in dividend income from BCIC Senior Loan Partners, LLC period over period, and our preferred stock investment in Gordon Brothers Finance Company going on non-accrual status during the quarter. The decrease in portfolio size is primarily due to exits during 2020.

Expenses

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Expenses:
Base management fees	$2,481,836	$3,230,146
Incentive management fees	1,492,248	2,101,954
Interest and credit facility fees	3,668,242	4,312,944
Professional fees	461,851	814,820
Administrative services	379,650	330,072
Director fees	157,500	185,250
Investment advisor expenses	87,500	87,500
Other	538,380	485,682
Total expenses, before incentive management fee waiver	9,267,207	11,548,368
Incentive management fee waiver	(1,492,248)	(1,229,259)
Expenses, net of incentive management fee waiver	$7,774,959	$10,319,109

Total expenses, net of incentive management fee waiver, decreased $2.5 million, or 24.7%, for the three months ended September 30, 2020 from comparable period in 2019, primarily due to decreases in net incentive fees based on income, base management fees, interest and credit facility fees and professional fees period over period.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through June 30, 2019 (see Note 3 to the consolidated financial statements) and has voluntarily waived incentive fees for the three months ended September 30, 2020. For the three months ended September 30, 2019, the Company incurred a net incentive fee of $0.9 million after a voluntary partial waiver of $1.2 million. For the three months ended September 30, 2020 and 2019, there was no incentive management fees based on gains incurred (see Note 3 to the consolidated financial statements).

Base management fees decreased approximately $0.7 million, or 23.2%, for the three months ended September 30, 2020 from the comparable period in 2019 due to a decrease in the total assets on which management fees are calculated (in arrears), and a decrease in the base management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to a decline in the fair value of investments as a result of portfolio depreciation during 2020.

Interest and credit facility fees decreased approximately $0.6 million, or 14.9%, for the three months ended September 30, 2020 from the comparable period in 2019, primarily due to a lower rate environment during the three months ended September 30, 2020, the impact of which was partially offset from higher average debt outstanding period over period (see Note 7 to the consolidated financial statements).

Professional fees decreased approximately $0.4 million, or 43.3%, for the three months ended September 30, 2020 from the comparable period in 2019 due to above average legal expenses for the 2019 period.

Net investment income

Net investment income was $8.5 million and $9.6 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of $1.1 million, or 11.5% was due to a $3.7 million decline in total investment income, offset by a $2.5 million decrease in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the three months ended September 30, 2020 was approximately $(59.2) million, primarily due to the restructure of AGY Holding Corp. during the quarter. Net realized gain (loss) for the three months ended September 30, 2019 was approximately $(0.1) million, due to the exit of our second lien debt and equity investments in Vertellus Holdings LLC or V Global LLC (“Vertellus”), and the partial sale of our first lien debt investment in Vertellus.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2020 and 2019, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $23.5 million and an increase in net unrealized depreciation of $(22.3) million, respectively. The decrease in net unrealized depreciation for the three months ended September 30, 2020 was primarily due to i) the reversal of previously recognized depreciation of $49.8 million related to the restructure of AGY Holding Corp; ii) $4.2 million decrease in depreciation in our equity investment in BCIC Senior Loan Partners, LLC; partially offset by iii) a $(38.1) million increase in depreciation in our investment in Gordon Brothers Finance Company. The increase in net unrealized depreciation for the three months ended September 30, 2019 was primarily due to i) $(17.9) million increase in depreciation in our equity investment in U.S. Well Services, and debt investment in AGY Holding Corp.; and ii) $(2.1) million reversal of previously recognized net unrealized appreciation due to the exit of our second lien debt and equity investments in Vertellus.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended September 30, 2020 and 2019 was $(27.2) million and $(12.7) million, respectively. As compared to the prior period, the increase is reflective of a decrease in net investment income of $1.1 million period-over-period, as well as a net realized and unrealized gain (loss) of $(35.7) million for the current period, as compared to $(22.3) million of net realized and unrealized gain (loss) for the three months ended September 30, 2019.

Results comparisons for the nine months ended September 30, 2020 and 2019.

Investment income

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Investment Income:
Interest and fees on senior secured loans	$29,763,328	$29,725,885
Interest and fees on other debt securities	15,745,104	16,673,755
Interest earned on short-term investments, cash equivalents	25,355	95,395
Dividends and fees on equity securities	6,970,469	12,401,677
Other income	—	30,371
Total investment income	$52,504,256	$58,927,083

Total investment income for the nine months ended September 30, 2020 decreased $6.4 million, or 10.9%, as compared to the nine months ended September 30, 2019. Excluding fee income and other income, total investment income decreased by approximately 8.8%, primarily attributable to a lower rate environment and a decrease in dividend income period over period, the impact of which was partially offset by a 4.5% increase in the average investment portfolio for the nine months ended September 30, 2020, at amortized cost, as compared to the nine months ended September 30, 2019. The decrease in dividend income is due to a $4.0 million decrease in dividend income from BCIC Senior Loan Partners, LLC period over period, and our preferred stock investment in Gordon Brothers Finance Company going on non-accrual status during the quarter. The increase in portfolio size is primarily due to acquisitions throughout 2019, partially offset by exits during 2020.

Expenses

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Expenses:
Base management fees	$8,486,385	$9,173,908
Incentive management fees	5,025,386	6,628,725
Interest and credit facility fees	12,239,957	11,466,706
Professional fees	1,531,708	1,783,336
Administrative services	1,068,915	1,031,012
Director fees	494,750	553,250
Investment advisor expenses	262,500	262,500
Other	1,504,819	1,512,742
Total expenses, before incentive management fee waiver	30,614,420	32,412,179
Incentive management fee waiver	(5,025,386)	(5,756,030)
Expenses, net of incentive management fee waiver	$25,589,034	$26,656,149

Total expenses, net of incentive management fee waiver, decreased $1.1 million, or 4.0%, for the nine months ended September 30, 2020 from the comparable period in 2019, primarily due to a decrease in net incentive fees based on income and base management fees, partially offset by an increase in interest and credit facility fees discussed below.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through June 30, 2019 and has voluntarily waived incentive fees based on income for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, the Company has incurred a net incentive fee of $0.9 million after a waiver of $5.8 million (see Note 3 to the consolidated financial statements). For the nine months ended September 30, 2020 and 2019, there was no incentive management fees based on gains incurred (see Note 3 to the consolidated financial statements).

Base management fees decreased approximately $0.7 million, or 7.5%, for the nine months ended September 30, 2020 from the comparable period in 2019 due to a decrease in the total assets on which management fees are calculated (in arrears), and a decrease in the base management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to a decline in the fair value of investments as a result of portfolio depreciation during 2020.

Interest and credit facility fees increased $0.8 million, or 6.7% for the nine months ended September 30, 2020 period over period primarily due to higher average debt outstanding during the nine months ended September 30, 2020, the impact of which was partially offset from a lower rate environment (see Note 7 to the consolidated financial statements).

Net investment income

Net investment income was $26.9 million and $32.3 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $5.4 million over the comparable period was due to the $6.4 million decline in investment income, offset by the $1.1 million decrease in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the nine months ended September 30, 2020 was $(115.3) million, primarily due to the restructure of AGY Holding Corp., and the sale of our equity investment in U.S. Well Services, Inc. and debt investment in Sur La Table, Inc. Net realized gain (loss) for the nine months ended September 30, 2019 was $(23.7) million, primarily due to i) the restructure of Westmoreland Resource Partners, LP, ii) the partial sale of U.S. Well Services, Inc., Class A common stock, and iii) the exit of our second lien debt and equity investments in Vertellus, as well as the partial sale in first lien debt investment in Vertellus.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2020 and 2019, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $(25.4) million and $(13.8) million, respectively. The increase in net unrealized depreciation for the nine months ended September 30, 2020 was primarily due to i) $(77.6) million increase in valuation depreciation in our investments in Gordon Brothers Finance Company, BCIC Senior Loan Partners, LLC and First Boston Construction Holdings, LLC; ii) overall increase in valuation depreciation across our portfolio as a result of macroeconomic conditions impacted by the COVID-19 outbreak (see Note 5 to the consolidated financial statements and Part II. Item 1A. Risk Factors); partially offset by iii) $64.0 million reversal of previously recognized depreciation related to the sale of our equity investment in U.S. Well Services, Inc. and the restructure of AGY Holding Corp. The comparable period’s increase in net unrealized depreciation for the nine months ended September 30, 2019 was primarily due to i) $(30.1) million increase in valuation depreciation in certain non-core equity and debt investments; and ii) $19.2 million reversal of previously recognized net unrealized depreciation due to the restructure of our debt investment in Westmoreland Resource Partners, LP and the exit of our second lien debt and equity investments in Vertellus.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the nine months ended September 30, 2020 and 2019 was $(113.8) million and $(5.3) million, respectively. As compared to the prior period, the decrease is reflective of an overall decrease in net investment income of $5.4 million period-over-period, as well as a net realized and unrealized gain (loss) of $(140.7) million for the current period, as compared to $(37.6) million of net realized and unrealized gain (loss) for the nine months ended September 30, 2019.

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for incentive management fees based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains incentive management fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements for a more detailed description of the Company’s incentive management fee. In addition, as previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive incentive fees based on income from March 7, 2017 to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA had agreed to honor such waiver. The Advisor had voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through September 30, 2020.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
GAAP Basis:
Net Investment Income	$8,527,135	$9,637,075	$26,915,222	$32,270,934
Net Investment Income per share	0.12	0.14	0.39	0.47
Addback: GAAP incentive management fee expense based on Gains	—	—	—	—
Addback: GAAP incentive management fee expense based on Income net of incentive management fee waiver	—	872,695	—	872,695
Pre-Incentive Fee[1]:
Net Investment Income	$8,527,135	$10,509,770	$26,915,222	$33,143,629
Net Investment Income per share	0.12	0.15	0.39	0.48
Less: Incremental incentive management fee expense based on Income net of incentive management fee waiver	—	(872,695)	—	(872,695)
As Adjusted[2]:
Net Investment Income	$8,527,135	$9,637,075	$26,915,222	$32,270,934
Net Investment Income per share	0.12	0.14	0.39	0.47

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

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2020, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the nine months ended September 30, 2020 was $25.6 million.

Net cash used in financing activities during the nine months ended September 30, 2020 was $(34.8) million. Our uses of cash consisted of cash distributions paid of $(21.3) million, purchases of treasury stock of $(3.6) million, and $(9.9) million in net debt repayments under the Credit Facility.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2020 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$164.5	$—	$164.5	$—	$—
2022 Convertible Notes	143.8	—	143.8	—	—
Interest and Credit Facility Fees Payable	2.4	2.4	—	—	—

(1)	At September 30, 2020, $135.5 million remained undrawn under our Credit Facility.
Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2020 and December 31, 2019. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2020 and December 31, 2019, the Company was obligated to existing portfolio companies for unfunded commitments of $16.8 million and $23.8 million, respectively. Of the $16.8 million total unfunded commitments at September 30, 2020, $11.5 million was on our aggregate $96.3 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since September 2018:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	September 17, 2018	October 8, 2018
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.10 dividend paid on September 29, 2020, the Company noted that $0.10 was from net investment income and none was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan as to receive cash distributions. Additionally, if the Company makes a distribution to be paid in cash or in stock at the election of stockholders as of the applicable dividend record date (a “Cash/Stock Distribution”), the terms are subject to the amended Plan dated May 13, 2020 described below (see Note 8 to the consolidated financial statements).

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

Recent developments

On November 3, 2020, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on December 30, 2020 to stockholders of record at the close of business on November 18, 2020. The distributions will be paid in a combination of cash and shares of the Company’s common stock at the election of stockholders, with the total amount of cash to be distributed to all stockholders limited to 20% of the total distributions to be paid to all stockholders. The portion of the distributions not paid in cash will be paid in the form of newly issued shares of the Company’s common stock at the average closing stock price for the Company’s common stock on the five trading days beginning with December 16, 2020 and ending with December 22, 2020 (both days inclusive).

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all of the authorized shares have been repurchased (the “October 2019 Repurchase Plan”). On November 3, 2020, the October 2019 Repurchase Plan expired with 4,013,446 shares remaining unpurchased. On November 3, 2020, the Company’s Board of Directors authorized the Company to purchase up to a total of 7,500,000 shares, effective until the earlier of November 2, 2021 or such time that all of the authorized shares have been repurchased.

On November 3, 2020, Gordon Brothers Finance Company (“GBFC”), a private commercial finance company majority owned by the Company, entered into a definitive agreement with Callodine Commercial Finance, Inc. (“Callodine”), whereby Callodine would acquire the loan portfolio and assume the employees and certain operating costs of (collectively, the “Transaction”). As a result of the Transaction, the Company received a partial repayment of $77.7 million on the unsecured debt of GBFC held by the Company. Prior to the partial repayment, the outstanding aggregate balance of the unsecured debt held by the Company was $130.7 million, which made GBFC the Company’s largest portfolio company. In connection with the Transaction, the Company funded $25.0 million in a new senior secured loan issued by an affiliate of Callodine and also retained a $5.0 million investment made during the third quarter via a senior secured bank facility to Gordon Brothers Finance Company, LLC, a subsidiary of GBFC, which entity was acquired by Callodine in the Transaction. The Company’s equity ownership of GBFC was unaffected by the Transaction, and GBFC retained certain assets in the Transaction, primarily consisting of (i) an “acquired portfolio” note in the notional amount of $40.0 million linked to the future performance of the loan portfolio assets acquired by Callodine, (ii) a warrant to purchase equity, issued by a borrower in GBFC’s pre-Transaction loan portfolio, (iii) an earnout note issued by an affiliate of Callodine with a maximum capped payout, subject to future contingencies, of $15.0 million, (iv) any amounts to be released to GBFC from an indemnity escrow account in the amount of $5.0 million established in connection with the Transaction and (v) cash in the amount of $9.4 million. For more information on the Transaction, please see the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2020.

On November 3, 2020, Michael Pungello, our interim CFO and interim Treasurer, informed the Company that he will be stepping down from his roles at the Company, effective November 9, 2020. Mr. Pungello will remain an employee of BlackRock and has agreed to provide transition assistance with respect to the Company until his retirement from BlackRock in March 2021. On November 3, 2020, the Board appointed Abby Miller, CPA, as CFO and Treasurer of the Company to replace Mr. Pungello, effective November 9, 2020. Ms. Miller is a director of BlackRock and previously served as the Company’s financial controller from September 2017 to present. On November 3, 2020, the Board appointed Nik Singhal, CFA, as President of the Company. Mr. Singhal is a managing director of BlackRock and is responsible for the Company’s business strategy and implementation. Mr. Singhal is also a member of the Company’s Investment Committee and was previously our head of investor relations. For more information on each of Ms. Miller’s and Mr. Singhal’s background and experience, please see the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2020.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2020, 89% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 85% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bears interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of September 30, 2020, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.9	$0.20
Up 300 basis points	$10.4	$0.15
Up 200 basis points	$7.0	$0.10
Up 100 basis points	$3.5	$0.05
Down 100 basis points	$0.1	$0.00

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three and nine months ended September 30, 2020 and 2019, we did not engage in any interest rate hedging activity.

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

Following receipt of the necessary stockholder and Board approvals, effective May 2, 2020, the minimum asset coverage ratio requirement was reduced from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). Simultaneously, the Company’s management fee and incentive fees were reduced as follows: (i) management fee was reduced from 1.75% of total assets to 1.50% of total assets; provided that the rate will be further reduced to 1.00% on assets that exceed 200% of net asset value; (ii) the incentive fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the incentive fee based on net capital gains was reduced from 20% to 17.5%. Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase.

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

Our credit ratings are subject to change and may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations and are subject to change. For example, our credit ratings have been changed three times during the current fiscal year and are subject to further change. Such fluctuations in our credit ratings may adversely affect the market value of our debt securities. In addition, our credit ratings may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of or trading market for the publicly issued debt securities.

Events outside of our control, including public health crises such as the novel coronavirus (“COVID-19”), may negatively affect the results of our operations.

As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19.” COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of September 30, 2020, and the values presently assigned may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often historical. As a result, our valuations at September 30, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, BlackRock Capital Investment Advisors, LLC (the “Advisor”) instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

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

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any "second wave" or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the nine months period ended September 30, 2020:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	$—	—	—	5,000,000
February 2020	4.56	69,601	69,601	4,930,399
March 2020	3.61	916,953	916,953	4,013,446
April 2020	—	—	—	4,013,446
May 2020	—	—	—	4,013,446
June 2020	—	—	—	4,013,446
July 2020	—	—	—	4,013,446
August 2020	—	—	—	4,013,446
September 2020	—	—	—	4,013,446
	$3.68	986,554	986,554

(1)	The average price paid per share includes $0.03 commission fee per share.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: November 4, 2020	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: November 4, 2020	By:	/s/ Michael Pungello
Michael Pungello
Interim Chief Financial Officer and Interim Treasurer