Form 10-K
period 2020-12-31
BlackRock Capital Investment Corp
filed 2021-03-03
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2020 (the last business day of the Registrant’s most recently completed second quarter) was $169,169,547 based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by persons who own 5% or more of the outstanding shares of common stock and shares beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 74,466,665 shares of the Registrant’s common stock outstanding at March 3, 2021.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-K ANNUAL REPORT

PART I

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.

Risks Related to Our Business

•	We operate in a highly competitive market for investment opportunities.
•	Events outside of our control, including public health crises such as the COVID-19 pandemic and its aftermath, may negatively affect the results of our operations.
•

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

•

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

•	Changes in interest rates may affect our cost of capital and net investment income.
•	Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•	Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
•

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

•

Our outstanding convertible notes present other risks to holders of our common stock, including the possibility that such notes could discourage an acquisition of us by a third party and accounting uncertainty.

•	Incurring additional indebtedness could increase the risk in investing in us.
•	Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.
•	A portion of our distributions to stockholders may include a return of stockholder capital.
•

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

•

Because we are required to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will continue to need additional capital to finance our growth.

•	Our Advisor and its affiliates and employees may have certain conflicts of interest.
•	Our base management fee may induce our Advisor to cause us to incur additional leverage.
•	Our Incentive Fee structure and the formula for calculating the Incentive Fee may incentivize our Advisor to pursue speculative investments.
•	Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.
•

Substantially all of our portfolio investments are recorded at fair value as determined in good faith by or under the direction of our Board of Directors and, as a result, there is uncertainty regarding the value of our portfolio investments.

•	Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
•	Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.
•

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses that may have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Investments

•	Our investments are risky and highly speculative, and we could lose all or part of our investment.
•

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

•	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
•	Any investments in distressed debt obligations may not produce income and may require us to bear large expenses in order to protect and recover our investment.

•	If we invest in preferred stock, we may incur additional risks.
•	Our equity investments may decline in value.
•	We may expose ourselves to risks if we engage in hedging transactions.
•	The lack of liquidity in our investments may adversely affect our business.
•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•	Our portfolio companies may be highly leveraged.
•	We may invest in “covenant-lite” loans, which could have limited investor protections.

Risks Related to Our Operations as a BDC

•

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

•	Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•

Changes in the laws or regulations governing our business or the business of our portfolio companies, or changes in the interpretations thereof or newly enacted legislation and regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition of us or our portfolio companies.

•

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

•

Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.

•	Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
•	We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or do not satisfy the annual distribution requirement.

Risks Relating to Our Common Stock and Other Securities

•	Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.
•	Investing in our common stock may involve an above average degree of risk.
•	The price of our common stock may fluctuate significantly.
•	There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time.
•	We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
•	Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
•	A trading market or market value of our debt securities may fluctuate.
•	Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
•	Our credit ratings are subject to change and may not reflect all risks of an investment in our debt securities.
ITEM 1.	BUSINESS

General

BlackRock Capital Investment Corporation (“BlackRock Capital,” the “Company” or the “Registrant,” which may also be referred to as “we,” “us” or “our”) provides middle-market companies with flexible financing solutions, including senior and junior secured, unsecured and subordinated debt securities and loans, each of which may include an equity component. Our strategy is to provide capital to meet our clients’ current and future needs across this spectrum, creating long-term partnerships with growing middle-market companies.

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

Our investment objective is to generate both current income and capital appreciation through our debt and equity investments. We invest primarily in middle-market companies and target investments that we believe provide an attractive risk-adjusted return. The term “middle-market” refers to companies with enterprise value typically between $100 million and $1.5 billion. Our targeted investment typically ranges between $5 million and $25 million, although the investment sizes may be more or less than the targeted range and the size of our investments may grow with our capital availability. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flow.

Although most of our new investments are in senior secured loans to primarily U.S. private middle-market companies, our investment portfolio may include junior secured, unsecured and subordinated loans, common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. We may from time to time invest up to 30% of our assets opportunistically in other types of investments, including securities of other public companies and foreign securities.

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

Organization of the Advisor

BlackRock Capital Investment Advisors, LLC (“BCIA”, or the “Advisor”), a wholly-owned indirect subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock”), is a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Advisers Act. BlackRock is a leading publicly traded investment management firm with $8.7 trillion of assets under management (“AUM”) at December 31, 2020. BlackRock has substantial investment and portfolio management experience, which we believe is beneficial to the Company and our stockholders. As part of the BlackRock platform, we continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Our investment activities are carried out by the Advisor, which is led by James E. Keenan, Interim Chief Executive Officer of the Company, and the BlackRock US Private Capital Group’s Investment Committee (the “Investment Committee”). The voting members of the Investment Committee are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal, and Philip Tseng.

Market opportunity

We believe that current market conditions present opportunities for investment in middle-market companies with attractive risk-adjusted returns for several reasons, including:

Middle-market companies have faced increased difficulty in accessing the capital markets. While many middle-market companies were able to raise funds by raising debt in the capital markets in the past, we believe this approach to financing has become more difficult, as transactions have increased in size to address investors’ demands for greater liquidity in securities such as high yield bonds. In addition, we believe that many senior lenders have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing large, liquid capital markets transactions.

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

Competitive advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

The BlackRock Platform: Our investment activities are carried out by the Advisor, a wholly-owned indirect subsidiary of BlackRock. BlackRock is a leading publicly traded investment management firm with $8.7 trillion of AUM at December 31, 2020. With employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide. We believe our affiliation with BlackRock provides us with access to one of the deepest, broadest investment platforms in the financial services industry, with strategies across asset classes and investment styles all backed by our industry leading technology and risk management.  BlackRock’s platform provides our investment professionals with market, company and industry insights that enhances our investment and due diligence processes.

Acquisition and Integration of Tennenbaum Capital Partners, LLC (“TCP”): In August 2018, BlackRock completed the acquisition of TCP, a leading investment manager focused on middle market performing credit and special situations credit opportunities. We believe that the acquisition of TCP and integration of its operations has benefited the Company through increased deal flow and added industry-specific expertise, along with providing a more holistic financing solution to our borrowers. As part of the integration, Howard M. Levkowitz, Rajneesh Vig, and Philip Tseng, three of TCP’s principals, joined the Investment Committee as voting members who brought vast experience and expertise in direct lending. Following the integration, our combined platform increased  in scale and capabilities. Additionally, we believe that the ability to co-invest with TCP affiliated funds helps to mitigate portfolio risk by increasing issuer and sector diversity.

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $5.2 billion across 233 portfolio companies through December 31, 2020. We have a debt and income producing equity yield at fair value of approximately 8.9% at December 31, 2020. During 2020, we invested approximately $143.5 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 5,400 potential investments and have a proven process through which we have invested in excess of $5.2 billion through December 31, 2020. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom the investment professionals and investment committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Since April 2018, our investment activities have been carried out by our Advisor, which is led by James E. Keenan, Interim Chief Executive Officer of the Company, and the Investment Committee. The voting members of the Investment Committee are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal and Philip Tseng. The investment professionals, as well as members of the Investment Committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills.

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

Cost-effective and high-quality infrastructure. We benefit from the existing infrastructure and administrative capabilities of BlackRock Financial Management, Inc. (the “Administrator”). For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement.

Operating and regulatory structure

Our investment activities are managed by the Advisor and supervised by our Board of Directors, a majority of whom are independent of us, the Advisor and our affiliates. The Advisor is registered as an investment adviser under the Advisers Act. Under our Management Agreement, we have agreed to pay the Advisor an annual base management fee (the “Base Management Fee”) based on our total assets, as well as an incentive management fee (the “Incentive Fee”) based on our performance. The Current Management Agreement also provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under that agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us.

While we may borrow funds to make investments, our ability to use debt is limited in certain significant respects. As a BDC and a regulated investment company (“RIC”) under the Code, for tax purposes, we are dependent on our ability to raise capital through the issuance of our common stock. RICs generally must distribute substantially all of their earnings to stockholders in order to achieve pass-through tax treatment, which prevents us from using those earnings to support operations, which may include new investments (including investments into existing portfolio companies). Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 150% (200% prior to May 2, 2020) in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have one dollar and fifty cents of assets. Our existing debt arrangements also require that we maintain an asset coverage ratio of not less than 150% (200% prior to May 2, 2020), among other things.

Portfolio composition

We have built an investment portfolio that includes primarily senior secured debt to U.S. private middle-market companies. Although most of our new investments are in senior debt investments, our investment portfolio may include junior secured, unsecured and subordinated loans, common and preferred equity, options and warrants, credit derivatives, high-yield bonds, distressed debt and other structured securities. Our targeted investment typically ranges between $5 million and $25 million, although the investment sizes may be more or less than the targeted range and may grow with our capital availability. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flows. While our focus is to generate current income through these investments, we also seek capital appreciation.

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

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing. As a leading middle-market corporate debt investment manager with approximately $15.1 billion in committed capital as of December 31, 2020 (approximately 5% of which consists of the Company’s committed capital), the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company (the “Investment Committee”) have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of seven voting members. In total, the Investment Committee consists of approximately 50 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

Due Diligence Process. The foundation of the Advisor’s investment process is intensive investment research and analysis by its experienced staff of investment professionals. The Advisor’s senior professionals have worked together for numerous years and we believe that they have a superior level of credit investing knowledge relative to other credit investors. The Advisor supplements its in-house knowledge with industry experts, including CEO/CFO-level executives, with direct management experience in the industries under consideration. The Advisor prefers these industry experts to consultants because of the practical business advice that comes from having managed businesses. The Advisor rigorously and comprehensively analyzes issuers of securities of interest. The process includes a quantitative and qualitative assessment of the issuer’s business, an evaluation of its management, an analysis of the business strategy and industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. The Advisor’s due diligence process includes:

•	an assessment of the outlook for the industry and general macroeconomic trends;
•	discussions with issuer management and other industry executives, including the assessment of management/board strengths and weaknesses;
•	an analysis of the fundamental asset values and the enterprise value of the issuer;
•

review of the issuer’s key assets, core competencies, competitive advantages, historical and projected financial statements, capitalization, financial flexibility, debt amortization requirements, and tax, environmental, legal and regulatory contingencies;

•	review of the issuer’s existing credit documents, including credit agreements, indentures, intercreditor agreements, and security agreements; and
•	review of documents governing the issuer, including charter, by-laws, and key contracts.

As a part of its due diligence process, the Advisor considers sustainability-related factors that can affect the future prospects of the issuer.  Since sustainable investment options have the potential to offer better outcomes, the Advisor integrates sustainability considerations into the way it manages risk, constructs portfolios, designs products, and engages with companies.

Structuring Originations. As an early non-bank participant in the leveraged loan market, we believe that loan origination is a core competency of the Advisor. Supplementing industry deal teams’ experience and competency, the Advisor has a number of professionals with legal experience, including significant experience in bankruptcy and secured credit. Deal teams work with the Advisor’s in-house legal specialists and outside counsel to structure over-collateralized loans with what we believe to be strong creditor protections and contractual controls over borrower operations. In many cases, the Advisor works to obtain contractual governance rights and board observer seats to protect principal and maximize post-investment returns. Deals usually include original issue discounts, upfront fees, exit fees and/or equity participations through warrants or direct equity stakes.

Trading and Secondary Market Purchases. A key element in maximizing investment returns in secondary purchases is buying and selling investments at the best available prices. The Advisor has a dedicated trading staff for both the highly specialized traded loan market and for high-yield bonds. Through its trading operations, the Advisor maintains its established relationships with a network of broker-dealers in the debt securities markets. These relationships provide the Advisor with access to the trading dynamics of existing or potential investments and assist it in effectively executing transactions. These relationships may also lead to the early identification of potential investment opportunities for the Company.

Portfolio Management & Monitoring. The Advisor actively monitors the financial performance of its portfolio companies and market developments. This constant monitoring permits the Advisor to update position risk assessments, seek to address potential problems early, refine exit plans, and make follow-on investment decisions quickly. We view active portfolio monitoring as a vital part of our investment process.

We consider board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to be critical to our performance. We have developed a monitoring template that seeks to ensure compliance with these standards and that is used as a tool by the Investment Committee to assess investment performance relative to plan.

•	Deal teams maintain contact with portfolio company management through regularly scheduled and ad hoc conference calls and onsite visits.
•	Deal teams review portfolio company progress relative to plan and pre-determined performance benchmarks.
•

Adverse or unexpected developments, as well as consequential routine updates, are reported to the Investment Committee and thoroughly discussed at regularly scheduled weekly meetings. If merited, the Investment Committee will hold ad hoc meetings as necessary to address urgent issues.

•

Deal teams, with Investment Committee approval, encourage portfolio company managers to catalyze events to monetize holdings for greater return, or where needed, take corrective actions to address shortfalls to plan or benchmarks.

•	All existing portfolio holdings are formally reviewed in detail by the entire Investment Committee once per quarter at the Advisor’s quarterly portfolio review.

Investment Committee and Decision Process. The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman, Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal, and Philip M. Tseng. Approval by a simple majority vote of the voting members of the Investment Committee is required for the purchase or sale of any investment. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

Investment structure

Once the Advisor determines that a prospective portfolio company is a suitable investment, it works with the management of that company, any intermediaries and other capital providers, including senior and junior debt security investors and equity capital providers, to structure an investment.

Most of our new investments are primarily in the form of senior secured loans, which generally have terms of three to ten years. We obtain security interests in the assets of our portfolio companies that serve as collateral in support of the repayment of the senior and junior secured loans. The collateral may take the form of first or second priority liens on the assets of a portfolio company.

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

The Advisor structures unsecured and subordinated debt securities and loans in which we may invest to have relatively high floating or fixed interest rates that provide us with current investment income. These debt securities and loans generally have terms of up to ten years. Such unsecured and subordinated debt securities and loans may have interest-only payments in the early years, with amortization of principal deferred to the later years of the loan. Also, some of these loans will be collateralized by a subordinate lien on some or all of the assets of the company.

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

Grade 1: Investments in portfolio companies whose performance is substantially within or above the Advisor’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment or subsequent restructuring.

Grade 2: Investments in portfolio companies whose performance is below the Advisor’s expectations and that require closer monitoring; however, the adverse impact may be deemed temporary, and the most likely outcome is that no loss of investment return (interest and/or dividends) or principal is expected.

Grade 3: Investments in portfolio companies whose performance is below the Advisor’s expectations and for which risk has increased materially since origination or subsequent restructuring. Some loss of investment return is likely, but no loss of principal is expected. Companies graded 3 generally present a higher risk of liquidity pressure and/or covenant breach over the next six to twelve months.

Grade 4: Investments in portfolio companies whose performance is materially below the Advisor’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment or subsequent restructuring, potentially resulting in a breach of covenants or other event of default. Investments graded 4 are those for which some loss of principal or invested capital is likely.

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.90 at December 31, 2020 and 1.39 at December 31, 2019. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Grade 1	$189,012,640	$543,022,093
Grade 2	198,713,376	163,762,457
Grade 3	38,605,618	—
Grade 4	51,136,642	43,074,531
Not Rated	1,557,200	—
Total investments	$479,025,476	$749,859,081

The investment rating process begins with each portfolio company or investment being initially evaluated by the investment team, led by a senior investment professional that is responsible for the portfolio company relationship. This evaluation generally is completed no less frequently than quarterly. At the Advisor’s periodic and timely meetings, the transaction team presents an update on the activities of any company rated below Grade 1. Each quarter, all investment professionals attend a separate investment rating meeting. At these quarterly meetings, the investment team responsible for each portfolio investment reviews each portfolio company and suggests a rating for each investment for discussion among the investment professionals. At the conclusion of discussion, and subject to the approval of the Company’s Interim CEO, the quarterly internal investment ratings are presented to the Board of Directors for their review.

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

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Determination of fair value involves subjective judgements and estimates. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize.

In addition, changes in the market environment and other events may have differing impacts based on whether or not market quotations are used to value the Company’s investments. BCIA may believe that facts and circumstances applicable to an issuer, a seller, a purchaser, or the market for a particular security may cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

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

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC (“BlackRock Advisors”) to permit BlackRock Advisors to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Previous Advisor, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC. BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser. The BlackRock Advisors Management Agreement had the same management and incentive fee terms until March 6, 2017 and different management and incentive fees terms thereafter. For Base Management Fee and Incentive Fee terms prior to March 6, 2017, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 4, 2020.

On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BCIA, the Advisor, pursuant to Rule 2a-6 of the 1940 Act and the Company entered into a new investment management agreement with BCIA (the “Previous Management Agreement”).

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved, among other matters, the proposal to allow the Company to increase leverage by approving the application to the Company of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the Investment Company Act of 1940, to become effective on May 2, 2020 (the

“Current Management Agreement” or the “Management Agreement”). Effective at the same time, the Company’s Base Management Fee and Incentive Fee were reduced as follows: (i) Base Management Fee was reduced from 1.75% of total assets to 1.50% on total assets up to 200% of net asset value and 1.0% on total assets that exceed 200% of net asset value; (ii) Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) Incentive Fee based on net capital gains was reduced from 20% to 17.5%.

The Current Management Agreement will be in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of the Current Management Agreement on November 3, 2020.

Base Management Fee

Under the Management Agreement, the investment advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a Base Management Fee at an annual rate of 1.50% of total assets (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the Base Management Fee is calculated at 1.00% on assets that exceed 200% of net asset value of the Company. Prior to May 2, 2020, the Base Management Fee was calculated at an annual rate of 1.75% of total assets (excluding cash and cash equivalents). The Base Management Fee for any partial quarter is prorated.

For the years ended December 31, 2020, 2019 and 2018, the Company incurred $10,799,832, $12,425,101, and $14,138,788, respectively, in Base Management Fees under the investment management agreement.

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

For the years ended December 31, 2020, 2019, and 2018, the Company incurred $6,304,333, $8,751,521, and $8,510,866, respectively, in Incentive Fees based on income.

BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive Incentive Fees based on income after March 6, 2017 to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA had agreed to honor such waiver. The Advisor voluntarily waived a portion of its Incentive Fees based on income from July 1, 2019 through December 31, 2020. For the year ended December 31, 2020, the Advisor has waived Incentive Fees of $6,304,333, resulting in no net Incentive Fees for the year. For the year ended December 31, 2019, the Advisor has waived Incentive Fees of $6,901,924, resulting in net Incentive Fees of $1,849,597. The waiver for Incentive Fees based on income was $8,510,866 for the year ended December 31, 2018, resulting in no net Incentive Fees based on income incurred by the Company. As of December 31, 2020, and 2019, there was $1,849,597, and $1,849,597, respectively, of Incentive Fees payable based on income. The payment of Incentive Fee based on income of $1,849,597 at December 31, 2020 was deferred pursuant to the Incentive Fee deferral provision discussed above.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at December 31, 2020 and 2019, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at December 31, 2020 and 2019.

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

If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act, the Current Management Agreement or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2020 and 2019 resulted in no capital gains Incentive Fee.

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

Duration and termination

Unless earlier terminated, the Current Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. On November 3, 2020, our Board approved the Current Management Agreement for a successive twelve months. We may terminate the Current Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Current Management Agreement will also immediately terminate in the event of its assignment.

Administration agreement

We have entered into an administration agreement with BlackRock Financial Management, Inc., a subsidiary of BlackRock, under which the Administrator provides certain administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs. For the years ended December 31, 2020, 2019 and 2018, we incurred $1,457,979, $1,403,419, and $1,702,723, respectively, for such administrative services expenses.

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

Leverage

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into a Second Amended and Restated Senior Secured Revolving Credit Facility (the “Credit Facility”), which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to Alternate Base Rate (“ABR”) borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Credit Facility which extended the commitment termination date on the Credit Facility to June 5, 2021 and the maturity date to June 5, 2022. On March 15, 2018, the Company entered into a Third Amendment to the Credit Facility which (i) permanently reduced the aggregate amount of multicurrency commitments under the Credit Facility from $440,000,000 to $400,000,000 and (ii) reduced the amount of shareholders’ equity required under the Credit Facility from $500,000,000 plus 25% of net proceeds from the sale of equity interests to $450,000,000 plus 25% of net proceeds from the sale of equity interests. On August 30, 2019, the Company entered into a Fourth Amendment to the Credit Facility which (i) permanently reduced the aggregate amount of multicurrency commitments under the Credit Facility from $400,000,000 to $340,000,000 and (ii) reduced the amount of shareholders’ equity required under the Credit Facility from $450,000,000 plus 25% of net proceeds from the sale of equity interests to $375,000,000 plus 25% of net proceeds from the sale of equity interests after August 30, 2019. On March 31, 2020, the Company had entered into a Waiver and Agreement to the Credit Facility to waive certain requirements under the Credit Facility from March 31, 2020 through May 10, 2020 (the “Waiver Period”), which was extended to August 10, 2020 with a Second Waiver and Agreement that the Company entered into on May 1, 2020. As a result of the Fifth Amendment of the Credit Facility (described below), the waivers are no longer required or applicable.

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

Staffing

Services necessary for our business are provided by individuals who are employees of BlackRock or the Administrator and its affiliates, pursuant to the terms of the Current Management Agreement and the Administration Agreement. Each of our executive officers is an employee of the Advisor or the Administrator and its affiliates. Our day-to-day investment operations are managed by the Advisor. At December 31, 2020, there were approximately 50 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. In addition, we reimburse the Administrator for our allocable portion of expenses it incurs in performing its obligations under the Administration Agreement, including rent as well as our allocable portion of any costs and expenses incurred by the Administrator relating to any non-investment advisory, administrative or operating services provided by the Administrator to us.

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

As of the filing date of this Annual Report, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19.” COVID-19 has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.

Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the COVID-19 pandemic. This increase in cases has led to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;
•	inability of the Company to accurately or reliably value its portfolio;
•

inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;

•	inability of the Company to pay any dividends and distributions or service its debt;
•	inability of the Company to maintain its status as a RIC under the Code;
•	increased risk of default or bankruptcy by the companies in which we invest;
•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•

reduced economic demand resulting from changes in consumer behavior, mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of the companies in which we invest;

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

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

The COVID-19 pandemic has adversely impacted the fair value of our investments as of December 31, 2020, and the values presently assigned may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the COVID-19 pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often historical. As a result, our valuations at December 31, 2020 may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the COVID-19 pandemic is impacting the pace of our investment activity, which could adversely impact our results of operations. This volatility and disruption has also increased spreads in the private debt capital markets.

In response to the COVID-19 pandemic, the Advisor instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Annual Report. Market conditions and our trading discount to net asset value may make it difficult for us to raise equity capital because, even though we have approval from our stockholders to sell shares of our common stock at a price below net asset value, we must first obtain approval for such sales from our independent directors and the approval we have obtained from our stockholders for such sales is only effective until May 15, 2021, unless approved again by our stockholders for another 12-month period. Absent such stockholder and independent director approval, subject to some limited exceptions, as a BDC we are generally not able to sell shares of our common stock at a price less than net asset value. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “–Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.”

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our adjourned special meeting of stockholders held on May 15, 2020, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 15, 2021.

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

We depend on the members of senior management of the Advisor, particularly James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Howard M. Levkowitz, Rajneesh Vig, Nik Singhal and Philip Tseng, Managing Directors of the Advisor, and other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. There also could be no assurance the Advisor would replicate its historical success.

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

Our Advisor has the right, under our Current Management Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Advisor resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2020, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2020.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2020, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under these debt facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures on June 5, 2023, and our 2022 Convertible Notes mature on June 15, 2022, and any inability to renew, extend or replace our Credit Facility or 2022 Convertible Notes could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $300.0 million senior secured credit facility with a group of lenders, under which we had $38.8 million of indebtedness outstanding at December 31, 2020. Undrawn amount under our Credit Facility was $261.2 million at December 31, 2020. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $375.0 million. The Credit Facility has a stated maturity date of June 5, 2023. We maintain $143.8 million in aggregate principal amount of 5.00% Convertible Notes which mature on June 15, 2022 unless previously converted, repurchased or redeemed in accordance with their terms. There can be no assurance that we will be able to renew, extend or replace the Credit Facility or 2022 Convertible Notes upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility or 2022 Convertible Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility or 2022 Convertible Notes at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

Following receipt of the necessary stockholder and Board approvals, effective May 2, 2020, the minimum asset coverage ratio requirement was reduced from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”) (i.e., from a 1:1 debt to equity ratio to a 2:1 debt to equity ratio). Simultaneously, the Company’s Base Management Fee and Incentive Fees were reduced as follows: (i) Base Management Fee was reduced from 1.75% of total assets to 1.50% of total assets; provided that the rate will be further reduced to 1.00% on assets that exceed 200% of net asset value; (ii) the Incentive Fees based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the Incentive Fees based on net capital gains was reduced from 20% to 17.5%. Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. As of December 31, 2020, we had outstanding approximately $143.8 million of 2022 Convertible Notes, and $38.8 million outstanding on our Credit Facility. Lenders under our Credit Facility and 2022 Convertible Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at par at December 31, 2020, which represented borrowings equal to 35.7% of our total assets. On such date, we also had $511.7 million in total assets; an average cost of funds of 4.4% based on contractual terms at December 31, 2020; $182.6 million in principal amount of debt outstanding; and $315.0 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2020 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 4.4% by the $182.6 million in principal amount of debt outstanding is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2020 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-18.8%	-10.7%	-2.6%	5.6%	13.7%

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

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. As a result:

•

shares of our common stock are exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•

our ability to make distributions on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness or preferred stock may not be available for such distributions;

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

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as "Brexit". The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, and the United Kingdom remained in the European Union’s customs union and single market until December 31, 2020 (the “Transition Period”). The United Kingdom and the European Union agreed on a Trade and Cooperation Agreement on December 24, 2020 (the “TCA”), which is intended to be operative from the end of the Transition Period. The TCA was ratified by the United Kingdom on December 30, 2020 and is expected to come into full force in February 2021 once relevant European Union institutions have also ratified the TCA. Until then, the TCA governs the United Kingdom's relationship with the European Union on an interim basis. While the TCA regulates a number of important areas, significant parts of the United Kingdom economy are not addressed in detail by the TCA, including in particular the services sector, which represents the largest component of the United Kingdom’s economy. A number of issues, particularly in relation to the financial services sector, remain to be resolved through further bilateral negotiations, which are currently expected to begin in the early part of 2021. As a result, the new relationship between the United Kingdom and the European Union could in the short-term, and possibly for longer, cause disruptions to and create uncertainty in the United Kingdom and European economies, prejudice to financial services businesses that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. A portion of such distributions may include a return of stockholder capital. Distributions in excess of our current and accumulated earnings and profits are considered non-taxable distributions and serve to reduce the basis of our shares in the hands of the stockholders rather than being currently taxable, and as a result of the reduction of the basis of our shares, stockholders may incur additional capital gains taxes or may have lower capital losses.

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

•

For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

We have elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. If we can meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, if at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value and profitability could decline.

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

As a global provider of investment management, risk management and advisory services to institutional and retail clients, BlackRock, the Advisor and their respective affiliates (for purposes of this discussion of potential conflicts, the “BlackRock Entities”), engage in a broad spectrum of activities, including sponsoring and managing a variety of public and private investment funds, funds of funds and separate accounts across fixed income, liquidity, equity, alternative investment and real estate strategies; providing financial advisory services; providing technology infrastructure and analytics under the BlackRock Solutions® brand and engaging in certain broker-dealer activities and other activities. Although the relationships and activities of the BlackRock Entities should help enable these entities to offer attractive opportunities and services to the Company, such relationships and activities create certain inherent actual and potential conflicts of interest. In the ordinary course of business, the BlackRock Entities engage in activities where their interests or the interests of their clients may conflict with the interests of the Company, certain investors or a group of investors, or the Company’s investments. The following discussion enumerates certain potential and actual conflicts of interest.

Allocation of Investment Opportunities. The BlackRock Entities manage and advise numerous accounts for clients around the world, such as registered and unregistered funds and owners of separately managed accounts (collectively, “Client Accounts”). Client Accounts include funds and accounts in which the BlackRock Entities or their personnel have an interest (“BlackRock Accounts”). Certain of these Client Accounts have investment objectives, and utilize investment strategies, that are similar to the Company’s. As a result, certain investments may be appropriate for the Company and also for other Client Accounts. The BlackRock Entities’ allocation of investment opportunities among various Client Accounts presents inherent potential and actual conflicts of interest, particularly where an investment opportunity is limited. These potential conflicts are exacerbated in situations where BlackRock is entitled to higher fees and incentive compensation from certain Client Accounts than from other Client Accounts (including the Company), where the portfolio managers making an allocation decision are entitled to an incentive fee, carried interest or other similar compensation from such other Client Accounts, or where there are differences in proprietary investments in the Company and other Client Accounts. The prospect of achieving higher compensation or greater investment return from another investment vehicle or separate account than from the Company provides incentives for the Advisor or other BlackRock Entities to favor the other investment vehicle or separate account over the Company when, for example, allocating investment opportunities that the Advisor believes could result in favorable performance. It is the policy of BlackRock not to make decisions based on the foregoing interests or greater fees or compensation.

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be an affiliate of the Company for purposes of the 1940 Act and the Company is generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of the Independent Directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an order providing an exemption from certain SEC regulations prohibiting transactions with affiliates (the “Order”). The Order requires that certain procedures be followed prior to making an investment subject to the Order and such procedures could in certain circumstances adversely affect the price paid or received by the Company or the availability or size of the position purchased or sold by the Company. The Advisor may also face conflicts of interest in making investments pursuant to the Order.

The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Independent Directors and, in some cases, of the SEC. The Company is prohibited from buying or selling any security from or to any person who owns more than 25% of the Company’s voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit the Company’s ability to transact business with its officers or directors or their affiliates.

To address actual and potential conflicts associated with allocation of investments, BlackRock has developed an investment allocation policy (the “Investment Allocation Policy”) and related guidelines. In addition, certain BlackRock Entities and business units have supplemental allocation policies for making allocation decisions among Client Accounts managed by such BlackRock Entities (together with the Investment Allocation Policy and related guidelines, the “Allocation Policy”). The Allocation Policy is intended to ensure that investment opportunities are allocated on a fair and equitable basis among Client Accounts over time, taking into account various factors including the Client Account’s investment objective, guidelines and restrictions and other portfolio construction considerations; available capital and liquidity needs; tax, regulatory and contractual considerations; risk or investment concentration parameters; supply or demand for a security at a given price level; size of available investment; unfunded capital commitments or cash availability and liquidity requirements; leverage limitations; regulatory restrictions; contractual restrictions (including with other clients); minimum investment size; relative size; and such other factors as may be relevant to a particular transaction or Client Account. The BlackRock Entities reserve the right to allocate investment opportunities appropriate for the investment objectives of the Company and other Client Accounts in any other manner deemed fair and equitable by the BlackRock Entities consistent with the Allocation Policy, the Order and applicable law. The application of the Allocation Policy, the Order and the foregoing considerations may result in a particular Client Account, including the Company, not receiving an allocation of an investment opportunity that has been allocated to other Client Accounts following the same or similar strategy, or receiving a smaller allocation than other Client Accounts or an allocation on an other than pro rata basis. Furthermore, as the investment programs of the Company and the other applicable Client Accounts change and develop over time, additional issues and considerations may affect the Allocation Policy and the expectations of the BlackRock Entities with respect to the allocation of investment opportunities to the Company and other Client Accounts. BlackRock and the Advisor reserve the right to change the Allocation Policy and guidelines relating thereto from time to time without the consent of or notice to stockholders, subject to the disclosure requirements of applicable law.

As a general matter, it is expected the Company will participate in investments deemed appropriate for the Company’s strategy and either sourced by the investment personnel directly responsible for managing the Company (though investments sourced by such personnel may also be allocated to other Client Accounts that may be managed by other investment teams) or made available for investment by the Company pursuant to the terms of the Order.

Allocation of Expenses. Side-by-side management by the BlackRock Entities of the Company and Client Accounts raises other potential and actual conflicts of interest, including those associated with allocating expenses attributable to the Company and one or more other Client Accounts. The Advisor and its affiliates will attempt to make such allocations on a basis that they consider to be fair and equitable to the Company under the circumstances over time and considering such factors as it deems relevant. The allocations of such expenses may not be proportional, and any such determinations involve inherent matters of discretion, e.g., in determining whether to allocate pro rata based on number of Client Accounts or proportionately in accordance with asset size, or in certain circumstances determining whether a particular expense has a greater benefit to the Company, other Client Accounts or the Advisor and/or its affiliates.

Activities of Other Client Accounts. The BlackRock Entities will, from time to time, be actively engaged in transactions on behalf of other Client Accounts in the same investments, securities, derivatives and other instruments in which the Company will directly or indirectly invest. Trading for certain other Client Accounts is carried out without reference to positions held directly or indirectly by the Company and may have an effect on the value or liquidity of the positions so held or may result in another Client Account having an interest in an issuer adverse to that of the Company.

Under certain circumstances and subject to the Order and applicable law, the Company may invest directly or indirectly in a transaction in which one or more other Client Accounts are expected, or seek, to participate or already have made, or concurrently will make or seek to make, an investment. The Company and the other Client Accounts may have conflicting interests and objectives in connection with such investments, including with respect to views on the operations or activities of the project or company involved, the targeted returns from the investment and the timeframe for, and method of, exiting the investment. For example, the Advisor’s decisions on behalf of other Client Accounts to sell, redeem from or otherwise liquidate a security in which the Company is invested may adversely affect the Company, including by causing such investment to be less liquid or more concentrated, or by causing the Company to no longer participate in a controlling position in the investment or to lose the benefit of certain negotiated terms, including, without limitation, fee discounts. Conflicts will also arise in cases where the Company, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, including circumstances in which one or more Client Accounts may own private securities or obligations of an issuer and other Client Accounts may own public securities of the same issuer. If an issuer in which the Company, directly or indirectly, and one or more other Client Accounts hold different classes of securities (or other assets, instruments or obligations issued by such issuer) encounters financial problems, decisions over the terms of any workout will raise potential conflicts of interests (including, for example, conflicts regarding the terms of recapitalizations and proposed waivers, amendments or enforcement of debt covenants). As a result, one or more Client Accounts may pursue or enforce rights with respect to a particular issuer in which the Company has directly or indirectly invested, and those activities may have an adverse effect on the Company. Because of the different legal rights associated with debt and equity of the same portfolio company, BlackRock expects to face a potential conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Company versus another Client Account (e.g., the terms of debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). For example, if the Company holds debt securities of an issuer and a Client Account directly or indirectly holds equity securities of the same issuer, then, if the issuer experiences financial or operational challenges, the Company may seek a liquidation of the issuer in which it may be paid in full, whereas the Client Account, as a direct or indirect equity holder, might prefer a reorganization that holds the potential to create value for the equity holders. Similarly, if additional capital is necessary as a result of financial or other difficulties, or to finance growth of other opportunities, subject to the Order and applicable law and regulation, a Client Account may not provide such additional capital and the Company may do so, or vice versa. In the event of an insolvency, bankruptcy or similar proceeding of an issuer, the Company may be limited (by applicable law, courts or otherwise) in the positions or actions it may be permitted to take due to other interests held or actions or positions taken by other Client Accounts. In negotiating the terms and conditions of any such investments, or any subsequent amendments or waivers, the Advisor and the other BlackRock Entities may find that their own interests, the interests of the Company and/or the interests of one or more other Client Accounts could conflict. Any of the foregoing conflicts of interest will be discussed and resolved on a case-by-case basis. The resolution of such conflicts will take into consideration the interests of the relevant parties, the circumstances giving rise to the conflict, the Order to the extent applicable and applicable law. Stockholders should be aware that conflicts will not necessarily be resolved in favor of the Company and that the Company could be adversely affected by the actions taken by BlackRock Entities on behalf of Client Accounts.

In order to avoid or reduce the conflicts that may arise in cases where the Company, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, or for other reasons, the Company may choose not to invest in issuers in which other Client Accounts hold an existing investment, even if the Advisor believes such investment opportunity to be attractive and otherwise appropriate for the Company and is permitted under applicable law and regulation, which may adversely affect the performance of the Company.

Other transactions by one or more Client Accounts also may have the effect of diluting the values or prices of investments held directly or indirectly by the Company or otherwise disadvantaging the Company. This may occur when portfolio decisions regarding the Company are based on research or other information that is also used to support portfolio decisions for other Client Accounts. When a BlackRock Entity implements a portfolio decision or strategy on behalf of a Client Account other than the Company ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Company (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints or other factors could result in the Company receiving less favorable investment results, and the cost of implementing such portfolio decisions or strategies for the Company could increase, or the Company could otherwise be disadvantaged.

Additionally, if the Company makes an investment in a portfolio company in conjunction with an investment made by another Client Account, the Company may not invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such other Client Account. This likely will result in differences in investment cost, investment terms, leverage and associated expenses between the Company and any other Client Account. There can be no assurance that the Company and the other Client Accounts will exit the investment at the same time or on the same terms, and there can be no assurance that the Company’s return on such an investment will be the same as the returns achieved by any other Client Accounts participating in the transactions. Given the nature of these conflicts, there can be no assurance that the resolution of these conflicts will be beneficial to the Company.

The BlackRock Entities may also, in certain circumstances and subject to the Order and applicable law and regulation, pursue or enforce rights or take other actions with respect to a particular issuer or investment jointly on behalf of the Company and other Client Accounts. In such circumstances, the Company may be adversely impacted by the other Client Accounts’ activities, and transactions for the Company may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had the other Client Accounts not pursued a particular course of action with respect to the issuer or investment. For example, one or more Client Accounts may dispose of or make an in kind distribution of its portion of an investment that is also held by the Company and other Client Accounts, and such action may adversely affect the Company and such other Client Accounts that continue to hold such investment.

Conflicts may also arise because portfolio decisions made by the Advisor on behalf of the Company may benefit other BlackRock Entities or Client Accounts, including BlackRock Accounts. For example, subject to the Order and applicable law and regulation, the Company may invest directly or indirectly in the securities, bank loans or other obligations of issuers in which a Client Account has an equity, debt or other interest, or vice versa. In certain circumstances, the Advisor may be incentivized not to undertake certain actions on behalf of the Company in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment. Further, the Company may also engage in investment transactions that result in other Client Accounts being relieved of obligations or otherwise divesting of investments that the Company also holds or which cause the Company to have to divest certain investments. The purchase, holding and sale of investments by the Company may enhance the profitability of another Client Account’s own investments in and activities with respect to such investments.

Without limiting the generality of the foregoing, the Company may invest, directly or indirectly, in equity of investments or issuers affiliated with the BlackRock Entities or in which a BlackRock Entity or a Client Account has a direct or indirect debt or other interest, or vice versa, and may acquire such equity or debt either directly or indirectly through public or private acquisitions. Such investments may benefit the BlackRock Entities or Client Accounts. In addition, the Advisor may be incentivized not to undertake certain actions on behalf of the Company in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment.

Moreover, the Advisor’s investment professionals, its senior management and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the best interests of the Company or stockholders. In addition, certain of the personnel employed by the Advisor or focused on the Company’s business may change in ways that are detrimental to the Company’s business.

Transactions Between Client Accounts. Each of the BlackRock Entities and the Advisor reserve the right to conduct cross trades between the Company and other Client Accounts in accordance with applicable legal and regulatory requirements. The Advisor may cause the Company to purchase securities or other assets from or sell securities or other assets to, or engage in other transactions with, other Client Accounts or vehicles when the Advisor believes such transactions are appropriate and in the participants’ best interest, subject to applicable law and regulation. The Company may enter into “agency cross transactions,” in which a BlackRock Entity may act as broker for the Company and for the other party to the transaction, to the extent permitted under applicable law and regulation and the relevant Client Account governing documents. In such cases, the Advisor and such other Client Accounts or BlackRock Entities, as applicable, may have a potentially conflicting division of loyalties and responsibilities regarding both parties to the transaction. To the extent that any provision of Section 11(a) of the Exchange Act, or any of the rules promulgated thereunder, is applicable to any transactions effected by the Advisor, such transactions will be affected in accordance with the requirements of such provisions and rules.

Proxy Voting. The Board of Directors has delegated to the Advisor discretion with respect to voting and consent rights of the assets of the Company. Consistent with applicable rules under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), BlackRock has adopted and implemented written proxy voting policies and procedures with respect to individual securities held by the Company that are reasonably designed: (i) to ensure that proxies are voted, consistent with its fiduciary obligations, in the best interests of Client Accounts under the circumstances over time; and (ii) to prevent conflicts of interest from influencing proxy voting decisions made on behalf of clients. Nevertheless, when votes are cast in accordance with BlackRock’s proxy voting policy and in a manner that BlackRock believes to be consistent with its fiduciary obligations, actual proxy voting decisions made on behalf of one Client Account may have the effect of favoring or harming the interests of other Client Accounts, including the Company. Stockholders may receive a copy of BlackRock’s proxy voting policy, upon request, and may also obtain a copy at: http://www.blackrock.com/corporate/en-us/about-us/responsible-investment/responsible-investment-reports.

Investment Terms of Other Client Accounts. The investment terms offered to other Client Accounts or to investors in other Client Accounts with similar investment objectives as the Company may be different than those applicable to stockholders and may create conflicts. In particular, with respect to investors in other Client Accounts that are managed as dedicated funds or with respect to other Client Accounts investing through separate accounts with similar investment objectives to the Company, information sharing may, to the extent permitted under applicable law and regulation, be more extensive, detailed and timely as compared to information available to stockholders, and the other Client Accounts’ liquidity may not be subject to the restrictions that apply to stockholders.

Management of the Company. In connection with the management of the Company, the Board of Directors and/or the Advisor will have the right to make certain determinations on behalf of the Company, in its discretion. Any such determinations may affect stockholders differently and some stockholders may be adversely affected by such determinations by the Board of Directors or Advisor. Stockholders may be situated differently in a number of ways, including being resident of, or organized in, various jurisdictions, being subject to different tax rules or regulatory structures and/or having different internally- or externally-imposed investment policies, restrictions or guidelines. As a result, conflicts of interest may arise in connection with decisions made by the Board of Directors or the Advisor that may be more beneficial for certain stockholders. In making determinations on behalf of the Company, including in structuring and completing investments, the Advisor intends to consider the investment and tax objectives of the Company and the stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Subject to applicable law, including the 1940 Act, and the terms of the applicable contracts with the Company, BlackRock Entities may from time to time, and without notice to the Company or stockholders, insource or outsource to third-parties, including parties which are affiliated with BlackRock, certain processes or functions in connection with a variety of services that they provide to the Company in their administrative or other capacities. Such in-sourcing or outsourcing may give rise to potential conflicts of interest.

Limited Access to Information; Information Advantage of Certain BlackRock Clients. As a result of receiving client reports, service on a Client Account’s advisory board, affiliation with the Advisor or otherwise, one or more BlackRock clients may have access to different information regarding the BlackRock Entities’ transactions, strategies or views, and may act on such information in accounts not controlled by the BlackRock Entities, which may have a material adverse effect on the performance of the Company. The Company and its investments may also be adversely affected by market movements or by decreases in the pool of available securities or liquidity arising from purchases and sales by, as well as increases of capital in, and withdrawals of capital from, other Client Accounts and other accounts of BlackRock clients not controlled by BlackRock. These effects can be more pronounced in respect of investments with limited capacity and in thinly traded securities and less liquid markets.

Furthermore, stockholders’ rights to information regarding the Advisor or the Company generally will be limited to applicable reporting obligations and information requirements under the Exchange Act and applicable state law. It is anticipated that the Advisor and its affiliates will obtain certain types of material information from or relating to the Company’s investments that will not be disclosed to stockholders because such disclosure is prohibited, including as a result of contractual, legal or similar obligations outside of BlackRock’s control. Such limitations on the disclosure of such information may have adverse consequences for stockholders in a variety of circumstances and may make it difficult for a stockholder to monitor the Advisor and its performance.

Advisor Decisions May Benefit BlackRock Entities and BlackRock Accounts. BlackRock Entities may derive ancillary benefits from certain decisions made on behalf of the Company. While the Advisor will make decisions for the Company in accordance with its obligations to manage the Company appropriately, the fees, allocations, compensation and other benefits to the BlackRock Entities (including benefits relating to business relationships of the BlackRock Entities) may be greater as a result of certain portfolio, investment, service provider or other decisions made by the Advisor for the Company than they would have been had other decisions been made which also might have been appropriate for the Company. In addition, BlackRock Entities may invest in Client Accounts and therefore may indirectly derive ancillary benefits from certain decisions made by the Advisor. The Advisor may also make decisions and exercise discretion with respect to the Company that could benefit BlackRock Entities that have invested in the Company.

Temporary Investments in Cash Management Products. Subject to applicable law, the Company may invest, on a temporary basis, in short-term, high-grade assets or other cash management products, including SEC-registered investment funds (open-end or closed-end) or unregistered funds, including any such funds that are sponsored, managed or serviced by advisory BlackRock Entities. In connection with any of these investments, the Company will bear all fees pertaining to the investment, including advisory, administrative or 12b-1 fees, and no portion of any fees otherwise payable by the Company will be offset against fees payable in accordance with any of these investments (i.e., there could be “double fees” involved in making any of these investments which would not arise in connection with a stockholder’s direct investment in such money market or liquidity funds, because a BlackRock Entity could receive fees with respect to both the management of the Company, on one hand, and such cash management products, on the other). In these circumstances, as well as in other circumstances in which any BlackRock Entities receive any fees or other compensation in any form relating to the provision of services, subject to the Company’s Governing Documents, no accounting, repayment to the Company or offset of the Advisory Fee will be required.

Management Responsibilities. The employees and directors of the Advisor or its affiliates are not under any obligation to devote all of their professional time to the affairs of the Company, but will devote such time and attention to the affairs of the Company as BlackRock determines in its discretion is necessary to carry out the operations of the Company effectively. Employees and directors of the Advisor engage in other activities unrelated to the affairs of the Company, including managing or advising other Client Accounts, which presents potential conflicts in allocating management time, services and functions among the Company and other Client Accounts. These potential conflicts will be exacerbated in situations where employees may be entitled to greater incentive compensation or other remuneration from certain Client Accounts than from other Client Accounts (including the Company).

The Advisor may, subject to applicable law, utilize the personnel or services of its affiliates in a variety of ways to make available to the Company BlackRock’s global capabilities. Although the Advisor believes this practice generally is in the best interests of its clients, it is possible that conflicts with respect to allocation of investment opportunities, portfolio execution, client servicing or other matters may arise due to differences in regulatory requirements in various jurisdictions, time differences or other reasons. The Advisor will seek to ameliorate any conflicts that arise and may determine not to utilize the personnel or services of a particular affiliate in circumstances where it believes the potential conflict outweighs the potential benefits.

Investments by Directors, Officers and Employees of BlackRock Entities. The directors, officers and employees of BlackRock Entities are permitted to buy and sell public or private securities, commingled vehicles or other investments held by the Company for their own accounts, or accounts of their family members and in which such BlackRock Entity personnel may have a pecuniary interest, including through accounts (or investments in funds) managed by BlackRock Entities, in accordance with BlackRock’s personal trading policies. As a result of differing trading and investment strategies or constraints, positions taken by BlackRock Entity directors, officers, and employees may be the same as or different from, or made contemporaneously or at different times than, positions taken for the Company.

Such persons and/or investment vehicles they manage also may invest in companies in the same industries as companies in which the Company expects to invest, and may compete with the Company for investment opportunities, and their investments may compete with the Company’s investments.

In addition, BlackRock personnel may serve on the boards of directors of companies in the same industries as companies in which the Company expects to invest, which can give rise to conflicting obligations and interests.

As these situations may involve potential conflicts of interest, BlackRock has adopted policies and procedures relating to personal securities transactions, insider trading and other ethical considerations. These policies and procedures are intended to identify and reduce actual conflicts of interest with clients and to resolve such conflicts appropriately if they do occur.

Issues Relating to the Valuation of Assets. While securities and other property held by the Company generally will be valued by reference to an independent third-party source, in certain circumstances holdings may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Directors. Moreover, a significant portion of the assets in which the Company may directly or indirectly invest may not have a readily ascertainable market value and, subject to applicable law, may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Directors.

Potential Restrictions on the Advisor’s Activities on Behalf of the Company. From time to time, the Advisor expects to be restricted from purchasing or selling securities or taking other actions on behalf of the Company because of regulatory and legal requirements applicable to BlackRock Entities, other Client Accounts and/or the Advisor’s internal policies designed to comply with or limit the applicability of, or which otherwise relate to, such requirements. An investment fund not advised by BlackRock Entities may not be subject to the same considerations. There may be periods when the Advisor (on behalf of the Company) may not initiate or recommend certain types of transactions, may limit or delay purchases, may sell or redeem existing investments, forego transactions or other investment opportunities, restrict or limit the exercise of rights (including voting rights), or may otherwise restrict or limit their advice with respect to securities or instruments issued by or related to issuers for which BlackRock Entities are performing advisory or other services. Such policies may restrict the Company’s activities more than required by applicable law. For example, when BlackRock Entities are engaged to provide advisory or risk management services for an issuer, the Company may be prohibited from or limited in purchasing or selling interests of that issuer, particularly in cases where BlackRock Entities have or may obtain material non-public information about the issuer. Similar prohibitions or limitations could also arise if: (i) BlackRock Entity personnel serve as directors or officers of issuers, the securities or other interests of which the Company wishes to purchase or sell, (ii) the Advisor on behalf of the Company participates in a transaction (including a controlled acquisition of a U.S. public company) that results in the requirement to restrict all purchases, sales and voting of equity securities of such target issuer, or (iii) regulations, including portfolio affiliation rules or stock exchange rules, prohibit participation in offerings by an issuer when other Client Accounts have prior holdings of such issuer’s securities or desire to participate in such a public offering, or where other Client Accounts have or may have short positions in such issuer’s securities. However, where permitted by applicable law, and where consistent with the BlackRock Entities’ policies and procedures, the BlackRock Entities may, but are not obligated to, seek to avoid such prohibitions or limitations (such as through the implementation of appropriate information barriers), and in such cases, the Advisor on behalf of the Company may purchase or sell securities or instruments that are issued by such issuers. In addition, certain activities and actions may also be considered to result in reputational risk or disadvantage for the management of the Company and/or for the Advisor and its affiliates, and the Advisor may decline or limit an investment opportunity or dispose of an existing investment as a result.

In addition, in regulated industries and in certain markets, and in certain futures and derivative transactions, there are limits on the aggregate amount of investment by affiliated investors that may not be exceeded without a regulatory filing, the grant of a license or other regulatory or corporate consent. For example, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum long or short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by related entities. Any such limits may prevent the Company from acquiring positions that might otherwise have been desirable or profitable. Under certain circumstances, the Advisor may restrict a purchase or sale of securities, derivative instruments or other assets on behalf of Client Accounts in anticipation of a future conflict that may arise if such purchase or sale would be made. Any such determination will take into consideration the interests of the relevant Client Accounts, the circumstances that would give rise to the future conflict and applicable law. Such determination will be made on a case by case basis.

Other Services and Activities of the BlackRock Entities. The BlackRock Entities (including the Advisor) will, from time to time, provide financial, consulting and other services to, and receive compensation from, an entity which is the issuer of a security or other investment held by the Company, counterparties to transactions with the Company or third parties that also provide services to the Company. In addition, the BlackRock Entities (including the Advisor) may purchase property (including securities) from, sell property (including securities) or lend funds to, or otherwise deal with, any entity which is the issuer of a security held by the Company, counterparties to transactions with the Company or third parties that also provide services to the Company. It is also likely that the Company will have multiple business relationships with and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from entities for which BlackRock Entities perform or seek to perform certain financial services. Conflicts are expected to arise in connection with the foregoing.

The BlackRock Entities may derive ancillary benefits from providing investment advisory, administrative and other services to the Company, and providing such services to the Company may enhance the BlackRock Entities’ relationships with various parties, facilitate additional business development, and enable the BlackRock Entities to obtain additional business and generate additional revenue.

Potential Restrictions and Issues Relating to Information Held by BlackRock. The Advisor may not have access to information and personnel of all BlackRock Entities, including as a result of informational barriers constructed between different investment teams and groups within BlackRock focusing on alternative investments and otherwise. Therefore, the Advisor may not be able to manage the Company with the benefit of information held by one or more other investment teams and groups within the BlackRock Entities. However, although it is under no obligation to do so, if it is permitted to do so, the Advisor may consult with personnel on other investment teams and in other groups within BlackRock, or with persons unaffiliated with BlackRock, or may form investment policy committees composed of such personnel, and in certain circumstances, personnel of affiliates of the Advisor may have input into, or make determinations regarding, portfolio management transactions for the Company, and may receive information regarding the Advisor’s proposed investment activities for the Company that generally is not available to the public. There will be no obligation on the part of such persons to make available for use by the Company any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, BlackRock will be under no obligation to make available any research or analysis prior to its public dissemination.

The Advisor makes decisions for the Company based on the Company’s investment program. The Advisor from time to time may have access to certain fundamental analysis, research and proprietary technical models developed by BlackRock Entities and their personnel. There will be no obligation on the part of the BlackRock Entities to make available for use by the Company, or to effect transactions on behalf of the Company on the basis of, any such information, strategies, analyses or models known to them or developed in connection with their own proprietary or other activities. In certain cases, such personnel will be prohibited from disclosing or using such information for their own benefit or for the benefit of any other person, including the Company and other Client Accounts. In other cases, fundamental analyses, research and proprietary models developed internally may be used by various BlackRock Entities and their personnel on behalf of different Client Accounts, which could result in purchase or sale transactions in the same security at different times (and could potentially result in certain transactions being made by one portfolio manager on behalf of certain Client Accounts before similar transactions are made by a different portfolio manager on behalf of other Client Accounts), or could also result in different purchase and sale transactions being made with respect to the same security. The Advisor may also affect transactions for the Company that differ from fundamental analysis, research or proprietary models issued by the BlackRock Entities or by the Advisor itself in various contexts. The foregoing transactions may negatively impact the Company and its direct and indirect investments through market movements or by decreasing the pool of available securities or liquidity, which effects can be more pronounced in thinly traded securities and less liquid markets.

The BlackRock Entities and different investment teams and groups within the Advisor have no obligation to seek information or to make available to or share with the Company any third-party manager with which the Company invests any information, research, investment strategies, opportunities or ideas known to BlackRock Entity personnel or developed or used in connection with other clients or activities. The BlackRock Entities and different investment teams and groups within the Advisor may compete with the Company or any third-party manager with which the Company invests for appropriate investment opportunities on behalf of their other Client Accounts. The results of the investment activities of the Company may differ materially from the results achieved by BlackRock Entities for other Client Accounts. BlackRock Entities may give advice and take action with respect to other Client Accounts that may compete or conflict with the advice the Advisor may give to the Company, including with respect to their view of the operations or activities of an investment, the return of an investment, the timing or nature of action relating to an investment or the method of exiting an investment.

BlackRock Entities may restrict transactions for themselves, but not for the Company, or vice versa. BlackRock Entities and certain of their personnel, including the Advisor’s personnel or other BlackRock Entity personnel advising or otherwise providing services to the Company, may be in possession of information not available to all BlackRock Entity personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Company. The Company could sustain losses during periods in which BlackRock Entities and other Client Accounts achieve significant profits.

Material, Non-Public Information. The Advisor and its personnel may not trade for the Company or other Client Accounts or for their own benefit or recommend trading in financial instruments of a company while they are in possession of material, non-public or price sensitive information (“Inside Information”) concerning such company, or disclose such Inside Information to any person not entitled to receive it. The BlackRock Entities (including the Advisor) may have access to Inside Information. The Advisor has instituted an internal information barrier policy designed to prevent securities laws violations based on access to Inside Information. Accordingly, there may be certain cases where the Advisor may be restricted from effecting purchases and/or sales of interests in securities or other financial instruments, or entering into certain transactions or exercising certain rights under such transactions on behalf of the Company and/or the other Client Accounts. There can be no assurance that the Advisor will not receive Inside Information and that such restrictions will not occur. At times, the Advisor, in an effort to avoid restriction for the Company or the other Client Accounts, may elect not to receive Inside Information, which may be relevant to the Company’s portfolio, that other market participants are eligible to receive or have received and could affect decisions that would have otherwise been made.

Any partner, officer or employee of the BlackRock Entities may serve as an officer, director, advisor or in comparable management functions for the investments of other Client Accounts, and any such person may obtain Inside Information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. In an effort to manage possible risks arising from the internal sharing of material non-public information, BlackRock maintains a list of restricted securities with respect to which it has access to material non-public information and in which Client Accounts are restricted from trading. If partners, officers or employees of BlackRock obtain such material non-public information about a portfolio company which is an investment of a Client Account, the Company may be prohibited by law, policy or contract, for a period of time, from (i) unwinding a position in such company, (ii) establishing an initial position or taking any greater position in such company and/or (iii) pursuing other investment opportunities, which could impact the returns to the Company. In addition, in certain circumstances, particularly during the liquidation of a Client Account, the Company may be prohibited from trading a position that it holds, directly or indirectly, in the Client Account because BlackRock determines that one or more partners, officers or employees of BlackRock holds material non-public information with respect to one or more remaining positions held by the Client Account.

Transactions with Certain Stockholders. The Company is permitted to enter into transactions with certain stockholders, subject to applicable law. For example, the Advisor may be presented with opportunities to receive financing and/or other services in connection with the Company’s operations and/or the Company’s investments from certain stockholders or their affiliates that are engaged in lending or related business, which subjects the Advisor to conflicts of interest.

The Company’s Use of Investment Consultants and BlackRock’s Relationship with Investment Consultants. Stockholders may work with pension or other institutional investment consultants (collectively, “Investment Consultants”). Investment Consultants provide a wide array of services to pension plans and other institutions, including assisting in the selection and monitoring of investment advisers such as the Advisor. From time to time, Investment Consultants who recommend the Advisor to, and provide oversight of the Advisor for, stockholders may also provide services to or purchase services from the BlackRock Entities. For example, the BlackRock Entities purchase certain index and performance-related databases and human resources-related information from Investment Consultants and their affiliates. The BlackRock Entities also utilize brokerage execution services of Investment Consultants or their affiliates, and BlackRock Entities personnel may attend conferences sponsored by Investment Consultants. Conversely, from time to time, the BlackRock Entities may be hired by Investment Consultants and their affiliates to provide investment management and/or risk management services, creating possible conflicts of interest.

Other Relationships with BlackRock Entities, Clients and Market Participants. The BlackRock Entities have developed, and will in the future develop, relationships with (or may invest in) a significant number of clients and other market participants (e.g., financial institutions, service providers, managers of investment funds, banks, brokers, advisors, joint venturers, consultants, finders (including executive finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio investment executives, as well as certain family members or close contacts of these persons), including those that may hold or may have held investments similar to the investments intended to be made by the Company, that may themselves represent appropriate investment opportunities for the Company, or that may compete with the Company for investment opportunities. Furthermore, the Advisor generally exercises its discretion to recommend to the Company or to an investment thereof that it contract for services with such clients and market participants, and/or with other BlackRock Entities. It is difficult to predict the circumstances under which these relationships could become material conflicts for the Company, but it is possible that as a result of such relationships (or agreements with other Client Accounts) the Advisor may refrain from making all or a portion of any investment or a disposition on behalf of the Company, which may materially adversely affect the performance of the Company. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the BlackRock Entities and/or Client Accounts and/or their affiliates. BlackRock expects to be subject to a potential conflict of interest with the Company in recommending the retention or continuation of a third-party service provider to such Company or a portfolio investment if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in the Company or one or more Client Accounts, will provide the BlackRock Entities information about markets and industries in which the BlackRock Entities operate (or are contemplating operations) or will provide other services that are beneficial to the BlackRock Entities, the Company or one or more Client Accounts. The Advisor expects to be subject to a potential conflict of interest in making such recommendations, in that Advisor has an incentive to maintain goodwill between it and clients and other market participants, while the products or services recommended may not necessarily be the best available or most cost effective to the Company or its investments.

Legal Representation. The Company, as well as the Advisor and/or other BlackRock Entities, have engaged several counsel to represent them. In connection with such representation, counsel has relied upon certain information furnished to them by the Advisor and the BlackRock Entities, and has not investigated or verified the accuracy or completeness of such information. Such counsel’s engagement is limited to the specific matters as to which they are consulted and, therefore, there may exist facts or circumstances that could have a bearing on the Company’s or BlackRock’s financial condition or operations with respect to which counsel has not been consulted and for which they expressly disclaim any responsibility. Counsel has not represented and will not be representing stockholders. No independent counsel has been retained (or is expected to be retained) to represent stockholders. No attorney-client relationship exists between any counsel and any stockholder solely by such stockholder making an investment in the Company. As a result, stockholders are urged to retain their own counsel.

Resolution of Conflicts. Any conflicts of interest that arise between the Company or particular stockholders, on the one hand, and other Client Accounts or BlackRock Entities or affiliates thereof, on the other hand, will be discussed and resolved on a case-by-case basis by business, legal and compliance officers of the Advisor and its affiliates, as applicable. Any such discussions will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflicts. Stockholders should be aware that conflicts will not necessarily be resolved in favor of the interests of the Company or any affected stockholder. There can be no assurance that any actual or potential conflicts of interest will not result in the Company receiving less favorable investment or other terms with respect to investments, transactions or services than if such conflicts of interest did not exist.

Potential Impact on the Company. It is difficult to predict the circumstances under which one or more of the foregoing conflicts could become material, but it is possible that such relationships could require the Company to refrain from making all or a portion of any investment or a disposition in order for BlackRock to comply with its fiduciary duties, the 1940 Act, the Advisers Act or other applicable law. The Advisor may, under certain circumstances, seek to have conflicts or transactions involving conflicts approved in accordance with the governing agreements of the Company. Copies of Part 2A of the Advisor’s Form ADV, which includes additional detail regarding conflicts of interest that are relevant to BlackRock’s investment management business, are available at www.sec.gov and will be provided to current and prospective stockholders upon request.

The foregoing list of potential and actual conflicts of interest does not purport to be a complete enumeration of the conflicts attendant to an investment in the Company. Additional conflicts may exist that are not presently known to the Advisor, BlackRock or their respective affiliates or are deemed immaterial. Prospective investors should consult with their independent advisors before deciding whether to invest in the Company. In addition, as the investment program of the Company develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts of interest.

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

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There remains uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in United States. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can, and have, been effectuated through executive order. For example, the current administration has taken steps to address the COVID-19 pandemic, rejoin the Paris climate accord of 2015, cancel the Keystone XL pipeline and change immigration enforcement priorities. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the United States. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

Additional risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government has led in the past, and may lead in the future, to short-term or prolonged policy impasses, which could, and has, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

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

The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases (including Coronavirus) in certain parts of the world, terrorist attacks in the United States and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries, including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, such as Venezuela and Spain, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, among others, may result in market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.

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

Investing in private middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect. We invest in middle-market companies in the form of senior and junior secured and unsecured debt securities and loans, each of which may include an equity component, and by making direct preferred, common and other equity investments in such companies.

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

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also recently adopted new rules on the use of derivatives by registered investment companies and BDCs. These rules may affect the nature and extent of our use of derivatives.

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

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities or other indebtedness, the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act, as amended by the SBCAA, permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our adjourned special meeting of stockholders held on May 15, 2020, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 15, 2021.

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

Risks Relating to Our Common Stock and Other Securities

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including business development companies, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our adjourned special meeting of stockholders held on May 15, 2020, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval, unless approved again by our stockholders for another 12-month period.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

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
•

the financial performance of the specific industries in which we invest on a recurring basis, including, without limitation, our investments in the business services, finance, chemicals, plastics and rubber and healthcare industries;

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

We may distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. Under certain applicable provisions of the Internal Revenue Code of 1986 (the “Code”) and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a regulated investment company (“RIC”) may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, U.S. taxable stockholders receiving such dividends generally will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be affected in time to meet the tax requirements.

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

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

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

Our credit ratings are an assessment by third parties of our ability to pay our obligations and are subject to change. For example, our credit ratings were changed several times during the most recent fiscal year and are subject to further change. Such fluctuations in our credit ratings may adversely affect the market value of our debt securities. In addition, our credit ratings may not reflect the potential impact of risks related to market conditions generally or other factors on the market value of or trading market for the publicly issued debt securities.

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

Price Range of Common Stock

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol “BKCC” since June 27, 2007. The following table lists the high and low closing bid price for our common stock, the closing bid price as a percentage of NAV, and quarterly dividends per share for the last two completed fiscal years. On December 31, 2020, the reported closing price of our common stock was $2.69 per share.

				Premium/	Premium/	Declared Distributions
		Closing		Discount of	Discount of
		Sales Price		High Sales Price	Low Sales Price
	NAV(1)	High	Low	to NAV(2)	to NAV(2)
Year Ended December 31, 2019
First Quarter	$7.15	$6.60	$5.41	(8)%	(24)%	$0.18
Second Quarter	$6.82	$6.26	$5.95	(8)%	(13)%	$0.18
Third Quarter	$6.49	$6.12	$5.01	(6)%	(23)%	$0.14
Fourth Quarter	$6.33	$5.17	$4.63	(18)%	(27)%	$0.14
Year Ended December 31, 2020
First Quarter	$5.35	$5.09	$1.47	(5)%	(73)%	$0.14
Second Quarter	$4.84	$3.51	$1.79	(27)%	(63)%	$0.10
Third Quarter	$4.24	$3.08	$2.31	(27)%	(46)%	$0.10
Fourth Quarter	$4.23	$3.07	$2.34	(27)%	(45)%	$0.10

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each relevant quarter.

(2)	The High/Low Closing Sales Price is based on the close of trading on the NASDAQ on a given day in the applicable quarter and calculated as the respective High/Low Sales Price divided by NAV, minus 1.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the year ended December 31, 2020:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2020	$—	—	—	5,000,000
February 2020	4.56	69,601	69,601	4,930,399
March 2020	3.61	916,953	916,953	4,013,446
April 2020	—	—	—	4,013,446
May 2020	—	—	—	4,013,446
June 2020	—	—	—	4,013,446
July 2020	—	—	—	4,013,446
August 2020	—	—	—	4,013,446
September 2020	—	—	—	4,013,446
October 2020(3)	—	—	—	4,013,446
November 2020(3)	—	—	—	7,500,000
December 2020	—	—	—	7,500,000
	$3.68	986,554	986,554

(1)	The average price paid per share includes $0.03 of commission fees paid per share.

(2)	See Note 8 to the consolidated financial statements for further detail.
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

Holders

At March 3, 2021, there were approximately 206 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2018:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2020, 2019 and 2018.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. For the $0.10 dividend paid on December 30, 2020, the Company noted that $0.10 was from net investment income and none was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders is adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

Stock performance graph

The following graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Total Return Index and the Russell 2000 Index for the period December 31, 2015 through December 31, 2020. The graph assumes that, on December 31, 2015, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Total Return Index, and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

BKCC
S&P 500 Total Return Index
Russell 2000 Index
225.00
205.00
185.00
165.00
145.00
125.00
105.00
85.00
65.00
45.00
25.00
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20

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

Fees and Expenses

The following table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. However, we caution you that some of the percentages indicated in the table below are estimates and may vary. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this prospectus contains a reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in the Company.

Stockholder Transaction Expenses
Sales Load (as a percentage of offering price)	%	(1)
Offering Expenses (as a percentage of offering price)	%	(2)
Total Common Stockholder Expenses (as a percentage of offering price)	%	(3)
Estimated Annual Expenses (as a Percentage of Net Assets Attributable to Common Shares)(4)
Management Fees	2.94%	(5)
Incentive Fees Payable Under the Management Agreement	1.62%	(6)
Interest Payments on Borrowed Funds	4.95%	(7)
Other Expenses	2.07%	(8)
Acquired Fund Fees and Expenses	4.43%	(9)
Total Annual Expenses	16.01%	(10)

(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	The related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)	The expenses of our dividend reinvestment plan are included in “Other Expenses.”
(4)	“Net Assets Attributable to Common Shares” equals our net assets at December 31, 2020.
(5)

Management Fees used for the purpose of this table equal the annualized Base Management Fee during the most recent fiscal quarter. Effective May 2, 2020, after the annual meeting of the Company’s stockholders, held on May 1, 2020, our Base Management Fee was reduced from 1.75% of total assets to 1.50% of total assets up to 200% of net asset value and 1.0% on total assets that exceed 200% (excluding cash), payable quarterly in arrears based on our total asset valuation at the end of the prior quarter. For more detailed information about the Base Management Fee, please see Note 3 to the consolidated financial statements.

(6)

Incentive Fees used for the purpose of this table equal the annualized Incentive Fee during the most recent fiscal quarter, pre fee waiver. BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive Incentive Fees based on income after March 6, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. The Advisor voluntarily waived a portion of its Incentive Fees based on income from July 1, 2019 through December 31, 2020. The Incentive Fee, which is based on our performance, will vary from year to year and will not be paid unless our performance exceeds certain thresholds. As we cannot predict whether we will meet these thresholds, the Incentive Fee paid in future years, if any, may be substantially different than the fee earned historically. Effective May 2, 2020, after the annual meeting of the Company’s stockholders, held on May 1, 2020, our Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) Incentive Fee based on net capital gains was reduced from 20% to 17.5%. For more detailed information about the Incentive Fee, please see Note 3 of the consolidated financial statements.

(7)

“Interest Payments on Borrowed Funds” is based upon actual fees incurred for the year ended December 31, 2020 and represents interest and credit facility fees as well as debt issuance costs. Our outstanding debt balance at December 31, 2020 was approximately $38.8 million. For more detailed information about debt, please see Note 7 to the consolidated financial statements.

(8)

“Other Expenses” includes our overhead expenses, including expenses of the Advisor reimbursable under the Company's current investment management agreement with the Advisor (the “Current Management Agreement” or the “Management Agreement”) and of the Administrator reimbursable under the administration agreement. Such expenses are based on actual amounts incurred for the year ended December 31, 2020, which the Company believes to be a reasonable estimate of the current fiscal year expenses.

(9)

Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”). “Acquired Fund Fees and Expenses” includes our share of the estimated annual fees and expenses of BCIC Senior Loan Partners, LLC, First Boston Construction Holdings, LLC, and Marsico Holdings LLC, which are Acquired Funds as of December 31, 2020.

(10)

“Total Annual Expenses” as a percentage of net assets attributable to common shares are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total Annual Expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total Annual Expenses” percentage were calculated instead as a percentage of total assets, our “Total Annual Expenses” would be 9.85% of total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 4.50% sales load (underwriting discounts and commissions) and offering expenses totaling 0.20%, (2) total net annual expenses of 14.39% of net assets attributable to common shares as set forth in the table above (other than Incentive Fees based on income), and (3) a 5% annual return:

	1 Year	3 Years	5 Years	10 Years
Total Expenses Incurred*	$178	$403	$589	$920
Total Expenses Incurred**	$185	$421	$611	$939

*	Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.
**	Assumes no unrealized capital depreciation or realized capital losses and annual returns resulting entirely from net realized capital gains (and therefore subject to the capital gains Incentive Fee).

This example and the expenses in the table above should not be considered a representation of our future expenses. Actual expenses may be greater or less than those assumed. The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Assuming a 5% annual return, the Incentive Fee based on income under the Management Agreement would not be earned or payable and is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger such an Incentive Fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined in accordance with our dividend reinvestment plan. See Note 8 to the consolidated financial statements for additional information regarding our dividend reinvestment plan.

Item 6.	Selected Financial Data

The unaudited Consolidated Statement of Operations Data, Consolidated Per Share Data and Consolidated Balance Sheet Data for each of the five years in the period ended December 31, 2020 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, our independent registered public accounting firm. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total Investment Income	$67,116	$78,119	$83,868	$97,329	$117,411
Total Expenses	32,892	36,211	36,436	42,238	63,374
Net Investment Income	34,223	41,908	47,432	55,092	54,037
Net Realized and Unrealized Gain (Loss) including Realized Losses on Extinguishment of Debt	(138,076)	(48,795)	(56,594)	(34,190)	(138,329)
Net Increase (Decrease) in Net Assets Resulting from Operations	(103,853)	(6,887)	(9,162)	20,902	(84,292)
Consolidated Per Share Data:
Net Asset Value Per Common Share at Year End	$4.23	$6.33	$7.07	$7.83	$8.21
Market Price at Year End	2.69	4.97	5.29	6.23	6.96
Net Investment Income	0.49	0.61	0.66	0.75	0.74
Net Realized and Unrealized Gain (Loss) including Realized Losses on Extinguishment of Debt	(1.98)	(0.71)	(0.79)	(0.46)	(1.90)
Net Increase (Decrease) in Net Assets Resulting from Operations	(1.49)	(0.10)	(0.13)	0.29	(1.16)
Distributions Declared	0.44	0.64	0.72	0.72	0.84
Consolidated Balance Sheet Data at Year End:
Total Assets	$511,720	$774,063	$693,632	$799,880	$957,067
Borrowings Outstanding	179,798	313,570	186,398	206,661	335,668
Total Net Assets	315,010	435,609	487,020	571,100	596,320
Other Data:
Total Return(1)	(35.7)%	5.3%	(4.4)%	(0.6)%	(18.1)%
Number of Portfolio Companies at Year End	55	47	27	30	38
Value of Investments at Year End	$479,025	$749,859	$671,653	$757,941	$931,123
Yield on Total Portfolio at Cost(2)	7.4%	9.4%	9.7%	8.7%	9.2%

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

Overview

We were incorporated in Delaware on April 13, 2005 and commenced operations with private funding on July 25, 2005 and completed our initial public offering on July 2, 2007. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of senior debt securities and loans, and our investment portfolio may include junior secured and unsecured debt securities and loans, each of which may include an equity component.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2020, approximately 17.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Expenses

Our primary operating expenses include the payment of a Base Management Fee and, depending on our operating results, an Incentive Fee, interest and credit facility fees, expenses reimbursable under the management agreement, professional fees, administration fees and the allocable portion of overhead under the administration agreement. The Base Management Fee and Incentive Fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Current Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

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

Management considers the significant accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently issued accounting pronouncements. Management considers Investments to be an area deemed a critical accounting policy as a result of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate fair value (see Note 10 to the consolidated financial statements).

Financial and operating highlights

At December 31, 2020:

Investment portfolio, at fair value: $479.0 million

Net assets: $315.0 million

Indebtedness, excluding deferred financing costs: $181.2 million

Net asset value per share: $4.23

Portfolio Activity for the Year Ended December 31, 2020:

Cost of investments during period, including PIK: $143.5 million

Sales, repayments and other exits during period: $277.6 million

Number of portfolio companies at end of period: 55

Operating Results for the Year Ended December 31, 2020:

Net investment income per share: $0.49

Distributions declared per share: $0.44

Basic earnings/(losses) per share: $(1.49)

Net investment income: $34.2 million

Net realized and unrealized gain/(loss): $(138.1) million

Net increase/(decrease) in net assets from operations: $(103.9) million

Net investment income per share, as adjusted1: $0.49

Basic earnings per share, as adjusted1: $(1.49)

Net investment income, as adjusted1: $34.2 million

Net increase in net assets from operations, as adjusted1: $(103.9) million

As Adjusted1: Amounts are adjusted to remove the Incentive Fee based on gains, as required by GAAP, and to include only the incremental Incentive Fee expense based on income. Under the Current Management Agreement, Incentive Fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested approximately $143.5 million during the year ended December 31, 2020. The new investments consisted of senior secured loans secured by first lien ($82.0 million, or 57.1%) or second lien ($20.2 million, or 14.1%), senior secured notes ($1.0 million, or 0.7%), unsecured or subordinated debt securities ($37.8 million, or 26.4%), and equity securities ($2.5 million, or 1.7%). Additionally, we received proceeds from sales, repayments and other exits of approximately $277.6 million during the year ended December 31, 2020.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At December 31, 2020, our portfolio of $479.0 million (at fair value) consisted of 55 portfolio companies and was invested 77% in senior secured loans, 13% in unsecured or subordinated debt securities, 10% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $17.3 million at December 31, 2020. Our largest portfolio company investment by value was approximately $36.2 million and our five largest portfolio company investments by value comprised approximately 31% of our portfolio at December 31, 2020. At December 31, 2019, our portfolio of $749.9 million (at fair value) consisted of 47 portfolio companies and was invested 56% in senior secured loans, 22% in unsecured or subordinated debt securities, 21% in equity investments and 1% in senior secured notes. Our average investment by portfolio company at amortized cost, excluding investments below $5.0 million, was approximately $21.9 million at December 31, 2019. Our largest portfolio company investment by value was approximately $118.2 million and our five largest portfolio company investments by value comprised approximately 41% of our portfolio at December 31, 2019.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19 which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements and Part I. Item 1A. Risk Factors), among various other industry and sector uncertainties due to certain exposures. At December 31, 2020, our top three industry concentrations at fair value consisted of Diversified Financial Services (19.3%), Road & Rail (10.0%) and Thrift & Mortgage Finance (7.8%). At December 31, 2019, our top three industry concentrations at fair value consisted of Diversified Financial Services (34.0%), Chemicals (7.0%) and Thrift & Mortgage Finance (6.2%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020		December 31, 2019
	Fair Market Value	Cost	Fair Market Value	Cost
Total portfolio	8.7%	7.4%	10.4%	9.4%
Senior secured loans	9.5%	9.5%	10.2%	10.2%
Other debt securities	7.3%	5.3%	11.8%	10.8%
Debt and income producing equity securities	8.9%	8.5%	10.9%	10.7%

For the years ended December 31, 2020 and 2019, the total return based on net asset value was (20.61)% and 0.36%, respectively, and the total return based on market price was (35.70)% and 5.32%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions.

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

Grade 1: Investments in portfolio companies whose performance is substantially within or above the Advisor’s expectations and whose risk factors are neutral to favorable to those at the time of the original investment or subsequent restructuring.

Grade 2: Investments in portfolio companies whose performance is below the Advisor’s expectations and that require closer monitoring; however, the adverse impact may be deemed temporary, and the most likely outcome is that no loss of investment return (interest and/or dividends) or principal is expected.

Grade 3: Investments in portfolio companies whose performance is below the Advisor’s expectations and for which risk has increased materially since origination or subsequent restructuring. Some loss of investment return is likely, but no loss of principal is expected. Companies graded 3 generally present a higher risk of liquidity pressure and/or covenant breach over the next six to twelve months.

Grade 4: Investments in portfolio companies whose performance is materially below the Advisor’s expectations where business trends have deteriorated and risk factors have increased substantially since the original investment or subsequent restructuring, potentially resulting in a breach of covenants or other event of default. Investments graded 4 are those for which some loss of principal or invested capital is likely.

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.90 at December 31, 2020 and 1.39 at December 31, 2019. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Grade 1	$189,012,640	$543,022,093
Grade 2	198,713,376	163,762,457
Grade 3	38,605,618	—
Grade 4	51,136,642	43,074,531
Not Rated	1,557,200	—
Total investments	$479,025,476	$749,859,081

Results of operations

Results comparisons are for the years ended December 31, 2020, 2019 and 2018.

Investment income

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Investment Income:
Interest and fees on senior secured loans	$40,269,786	$40,726,712	$45,742,483
Interest and fees on other debt securities	18,628,369	21,455,510	21,897,222
Interest earned on short-term investments, cash equivalents	26,846	113,615	139,960
Dividends and fees on equity securities	8,190,499	15,792,313	16,039,698
Other income	—	30,371	48,231
Total investment income	$67,115,500	$78,118,521	$83,867,594
Total investment income for the year ended December 31, 2020 decreased $11.0 million, or 14.1%, as compared to the year ended December 31, 2019. Excluding fee income and other income, total investment income decreased by approximately 13.2%, primarily attributable to a decrease in dividend income year over year, a lower rate environment, and a 1.3% decrease in the average investment portfolio for the year ended December 31, 2020, at amortized cost, as compared to the year ended December 31, 2019. The decrease in dividend income is due to a $5.0 million decrease in dividend income from BCIC Senior Loan Partners, LLC year over year, and our preferred stock investment in Gordon Brothers Finance Company going on non-accrual status during the second half of 2020. The decrease in portfolio size is primarily due to net exits during 2020.

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

Expenses

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Expenses:
Base management fees	$10,799,832	$12,425,101	$14,138,788
Incentive management fees	6,304,333	8,751,521	8,510,866
Interest and credit facility fees	15,584,214	15,558,648	15,228,062
Professional fees	1,964,252	2,093,064	2,428,850
Administrative services	1,457,979	1,403,419	1,702,723
Director fees	652,250	729,750	727,000
Investment advisor expenses	350,000	350,000	350,000
Other	2,083,486	1,800,932	1,860,696
Total expenses, before incentive management fee waiver	39,196,346	43,112,435	44,946,985
Incentive management fee waiver	(6,304,333)	(6,901,924)	(8,510,866)
Expenses, net of incentive management fee waiver	$32,892,013	$36,210,511	$36,436,119

Total expenses, net of incentive management fee waiver, decreased $3.3 million, or 9.2%, for year ended December 31, 2020 from the comparable period in 2019, primarily due to a decrease in net incentive fees based on income and a decrease in base management fees, discussed below. Total expenses, net of incentive management fee waiver, decreased $0.2 million, or 0.6%, for the year ended December 31, 2019 from the comparable period in 2018, primarily due to the decrease in base management fees, partially offset by the increase in net incentive management fees, discussed below.

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive incentive fees based on income after March 6, 2017 to June 30, 2019 (see Note 3 to the consolidated financial statements). The Advisor voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through December 31, 2020. For the year ended December 31, 2020, the Company incurred net incentive management fees of zero after a waiver of $6.3 million (see Note 3 to the consolidated financial statements), as compared to net incentive management fees of $1.8 million after a waiver of $6.9 million for the year ended

December 31, 2019, and net incentive management fees of zero for the year ended December 31, 2018. For the years ended December 31, 2020, 2019 and 2018, no incentive management fees based on gains were incurred (see Note 3 to the consolidated financial statements).

The decrease of $1.6 million, or 13.1%, in base management fees for the year ended December 31, 2020 from the comparable period in 2019, was primarily due to a decline in the total assets on which management fees are calculated (in arrears), and a decrease in the base management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to net sales, repayments and valuation depreciation during 2020. The decrease of $1.7 million, or 12.1%, in base management fees for the year ended December 31, 2019 from the comparable period in 2018, was primarily due to a decline in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily resulting from valuation depreciation in 2019 and net sales, repayments and valuation deprecation in the fourth quarter of 2018.

Net investment income

Net investment income was $34.2 million, $41.9 million and $47.4 million, respectively, for the years ended December 31, 2020, 2019 and 2018. For the year ended December 31, 2020, net investment income decreased $7.7 million, or 18.3%, compared to 2019, due to a decrease in total investment income of $11.0 million, partially offset by a decrease in total expenses of $3.3 million. For the year ended December 31, 2019, net investment income decreased $5.5 million, or 11.6%, compared to 2018, due to a decrease in total investment income of $5.7 million, partially offset by a decrease in total expenses of $0.2 million.

Net realized gain or loss

Net realized gain (loss) on investments was $(116.0) million, $(24.9) million and $(45.9) million for the years ended December 31, 2020, 2019 and 2018, respectively. Net realized gain (loss) of $(116.0) million for the year ended December 31, 2020 was primarily due to the restructure of AGY Holding Corp., resulting in a realized gain (loss) of $(59.2) million, the sale of our equity investment in U.S. Well Services, Inc., resulting in a realized gain (loss) of $(43.8) million, and sale of our debt investment in Sur La Table, Inc., which resulted in a realized gain (loss) of $(12.3) million. Net realized gain (loss) of $(24.9) million for the year ended December 31, 2019 was primarily due to i) the restructure of Westmoreland Resource Partners, LP, ii) the partial sale of U.S. Well Services, Inc., Class A common stock, iii) the exit of our second lien debt and equity investments in Vertellus Holdings, LLC and V Global, LLC (collectively, “Vertellus”), as well as the partial sales of our first lien debt investment in Vertellus and preferred equity investment in Advantage Insurance Inc. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods. Net realized gain (loss) of $(45.9) million for the year ended December 31, 2018 primarily resulted from i) restructurings or write offs of $(76.6) million in our debt investment in MBS Group Holdings Inc. (“MBS”) and SVP Worldwide Ltd. (“SVP”), and ii) partially offset by realized gains of $31.9 million from restructuring and exit of our equity investment in U.S. Well Services, LLC and ECI Cayman Holdings LP., respectively. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods.

Net change in unrealized appreciation or depreciation

For the years ended December 31, 2020, 2019 and 2018, the change in net unrealized appreciation or (depreciation) on investments and foreign currency translation was an increase in net unrealized depreciation of $(22.1) million, $(23.9) million, and $(10.7) million, respectively. The increase in net unrealized depreciation for the year ended December 31, 2020, was primarily due to a $(85.4) million increase in valuation depreciation in our investments in Gordon Brothers Finance Company and BCIC Senior Loan Partners, LLC, partially offset by a $64.0 million reversal of previously recognized depreciation related to the sale of our equity investment in U.S. Well Services, Inc. and the restructure of AGY Holding Corp. The increase in net unrealized depreciation for the year ended December 31, 2019 was primarily due to i) $(35.0) million increase in valuation depreciation in our investments in AGY Holding Corp. and U.S. Well Services Inc., ii) $(4.2) million increase in valuation depreciation in our equity investments in BCIC Senior Loan Partners, LLC and First Boston Construction Holdings, LLC, partially offset by iii) $19.2 million reversal of previously recognized net unrealized depreciation upon restructuring of our debt investment in Westmoreland Resource Partners, LP, the exit of our second lien debt and equity investments in Vertellus. The increase in net unrealized depreciation for the year ended December 31, 2018 was primarily due to i) increase in net unrealized depreciation of $(69.9) million on investments still held and ii) partially offset by the reversal of previously recognized net depreciation of $59.2 million primarily associated with MBS and SVP disposal, and the restructuring of our equity investments in U.S. Well Services, LLC.

Net increase or decrease in net assets resulting from operations

The net increase (decrease) in net assets resulting from operations was $(103.9) million, $(6.9) million and $(9.2) million for the years ended December 31, 2020, 2019 and 2018, respectively. As compared to the year ended December 31, 2019, the decrease in 2020 is primarily due to an increase in net realized and unrealized losses of $(89.3) million, and a decrease in net investment income of $(7.7)

million. As compared to the year ended December 31, 2018, the decrease in 2019 is primarily due to a decrease in net realized and unrealized losses of $7.8 million, partially offset by a decrease in net investment income of $(5.5) million.

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for Incentive Fee based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains Incentive Fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental incentive management fees disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements in this Annual Report for a more detailed description of the Company’s Incentive Fee. In addition, as previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive Incentive Fees based on income from March 7, 2017 to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA had agreed to honor such waiver. The Advisor had voluntarily waived a portion of its Incentive Fees based on income from July 1, 2019 through December 31, 2020.

Computations for all periods are derived from our consolidated financial statements as follows:

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
GAAP Basis:
Net Investment Income	$34,223,487	$41,908,010	$47,431,475
Net Investment Income per share	0.49	0.61	0.66
Addback: GAAP incentive management fee expense based on Gains	—	—	—
Addback: GAAP incentive management fee expense based on Income net of incentive management fee waiver	—	1,849,597	—
Pre-Incentive Fee[1]:
Net Investment Income	$34,223,487	$43,757,607	$47,431,475
Net Investment Income per share	0.49	0.64	0.66
Less: Incremental incentive management fee expense based on Income net of incentive management fee waiver	—	(1,849,597)	—
As Adjusted[2]:
Net Investment Income	$34,223,487	$41,908,010	$47,431,475
Net Investment Income per share	0.49	0.61	0.66

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

Financial condition, liquidity and capital resources

During the year ended December 31, 2020, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2020 was $170.6 million. Our primary source of cash from operating activities during the year consisted of net proceeds from disposition of investments of $140.5 million.

Net cash used by financing activities for the year ended December 31, 2020 was $(162.0) million. Our uses of cash from financing activities consisted of cash distributions paid of $(22.8) million, purchases of treasury stock of $(3.6) million, and $(135.6) million in debt repayments under the Credit Facility, net of borrowings.

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

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2020 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$38.8	$—	$38.8	$—	$—
2022 Convertible Notes	143.8	—	143.8	—	—
Interest and Credit Facility Fees Payable	0.5	0.5	—	—	—

(1)	At December 31, 2020, $261.2 million remained undrawn under our Credit Facility.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2018:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	December 18, 2018	January 8, 2019
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2020, 2019 and 2018.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. For the $0.10 dividend paid on December 30, 2020, the Company estimates that $0.10 was from net investment income and none was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders is adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

Off-balance sheet arrangements

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2020 and 2019. In addition, from time to time, we may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2020 and 2019, we were obligated to existing portfolio companies for unfunded commitments of $24.3 million and $23.8 million, respectively. Of the $24.3 million total unfunded commitments at December 31, 2020, $4.2 million was on our aggregate $66.1 million equity commitment to Senior Loan Partners (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Recent developments

On March 2, 2021, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on April 7, 2021 to stockholders of record at the close of business on March 17, 2021.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2020, 87% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 80% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bear interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of December 31, 2020, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$10.8	$0.15
Up 300 basis points	$7.5	$0.11
Up 200 basis points	$4.2	$0.06
Up 100 basis points	$0.9	$0.01
Down 100 basis points	$(0.1)	$(0.00)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2020, 2019 and 2018, we did not engage in any interest rate hedging activity.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The Company’s internal control over financial reporting as of December 31, 2020 has been audited by our independent registered public accounting firm, Deloitte & Touche LLP, as stated in its report titled “Report of Independent Registered Public Accounting Firm” on the following page.

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

(d) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, there was no material impact to our internal control over financial reporting while most of the employees of the Advisor are working remotely due to the COVID-19 pandemic. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact of the design and operating effectiveness of our internal control over financial reporting.

Item 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of BlackRock Capital Investment Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, cash flows, changes in net assets and financial highlights as of and for the year ended December 31, 2020, of the Company and our report dated March 3, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

New York, NY

March 3, 2021

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2021 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 and is incorporated herein by reference.

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

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (12)

4.1	Description of Capital Stock (14)

4.2	Form of Stock Certificate of the Registrant (3)

10.1*	Second Amended and Restated Investment Management Agreement between the Registrant and BlackRock Capital Investment Advisors, LLC

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (4)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (3)

10.6	Limited Liability Company Agreement, dated as of June 23, 2016, between the Registrant and Windward Investments LLC (8)

10.7

Fifth Amendment to the Second Amended and Restated Senior Secured Revolving Credit Agreement among the Registrant, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A. as Administrative Agent (11)

10.8	Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (9)

10.9	First Supplemental Indenture dated as of June 13, 2017 to the Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (9)

10.10	Form of Global Note 5.00% Convertible Senior Note due 2022 (included as part of exhibit 10.9) (9)

10.11*	Transfer Agency and Service Agreement Among Each of the BlackRock Business Development Companies and Computershare Trust Company, N.A. and Computershare Inc.

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics of the Registrant (6)

14.2	Code of Ethics and Business Conduct of the Registrant (7)

14.3	Code of Ethics of the Advisor (10)

14.4	Code of Ethics for Chief Executive and Senior Financial Officers (13)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(4)	Previously filed with the Registrant’s Form 10-K dated as of December 31, 2005.
(5)	Previously filed with the Registrant’s Form 8-K dated as of May 15, 2020.
(6)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2009.
(7)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2008.
(8)	Previously filed with the Registrant’s Form 8-K dated as of June 29, 2016.
(9)	Previously filed with the Registrant’s Form 8-K dated as of June 13, 2017.
(10)	Previously filed with the Registrant’s Form N-2 under the Securities Act of 1933 (File No. 333-203068), filed on March 27, 2015.
(11)	Previously filed with the Registrant’s Form 8-K dated as of May 26, 2020.
(12)	Previously filed with the Registrant’s Form 8-K dated as of April 30, 2018.
(13)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2019.
(14)	Previously filed with the Registrant’s Form 10-Q for the period ended March 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BlackRock Capital Investment Corporation:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, the consolidated financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “consolidated financial statements and financial highlights”). In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of financial instruments – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company’s portfolio of investments consists substantially of investments for which market quotations are not readily available, including senior secured notes, unsecured debt, subordinated debt, and equity securities.  The Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors and accordingly such investments are classified as Level 3 investments under the fair value disclosure framework. The fair value of the Company’s Level 3 investments was $427.5 million as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

The Company’s determination of fair value for these investments is inherently uncertain and subjective. The Company utilizes the market approach, the income approach, or both approaches, as appropriate, to value these investments. These approaches require management to make significant judgments related to the selection of inputs used to determine fair value including market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of comparable guideline public companies and the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment. Unobservable inputs are inputs that reflect the Company’s assumptions about assumptions market participants would use in pricing an asset or liability.

Given management’s use of significant unobservable inputs to estimate the fair value of investments for which market quotations are not readily available, performing audit procedures to evaluate the appropriateness of the selected inputs required a high degree of auditor judgment to assess the appropriateness of the approaches used and evaluate the selected inputs consistent with what a market participant would use, and an increased extent of effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise to assist us in our evaluation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the unobservable inputs used by management to estimate the fair value of investments included the following, among others:

1.	We evaluated the consistency by which management selected significant unobservable inputs.
2.	We assessed the reasonableness of any significant changes in valuation methodologies or significant unobservable inputs for those investments held as of the prior year-end.
3.	For selected investments, with the assistance of our fair value specialists, we evaluated the reasonableness of the (1) market multiples of EBITDA, and (2) discount rate or market yield by:
a.	Testing the source information underlying the determination of the market multiples of EBITDA and discount rate or market yield.
b.	Testing the mathematical accuracy of the calculation.
c.	Comparing the market multiples of EBITDA to comparable guideline public company information.
d.	Developing a range of independent estimates for discount rate or market yield and comparing those to the discount rate or market yield selected by management.
4.

We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates of fair value at prior period end to transactions subsequent to period end, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

New York, NY

March 3, 2021

We have served as the Company's auditor since 2005.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2020	December 31, 2019
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $369,079,320 and $389,156,775)	$354,957,936	$377,136,394
Non-controlled, affiliated investments (cost of $20,927,907 and $65,825,475)	13,099,313	22,473,524
Controlled investments (cost of $216,768,227 and $400,561,551)	110,968,227	350,249,163
Total investments at fair value (cost of $606,775,454 and $855,543,801)	479,025,476	749,859,081
Cash and cash equivalents	23,332,831	14,678,878
Receivable for investments sold	5,439,507	1,871,435
Interest, dividends and fees receivable	2,138,304	5,708,324
Prepaid expenses and other assets	1,783,472	1,945,709
Total Assets	$511,719,590	$774,063,427
Liabilities
Debt (net of deferred financing costs of $1,360,356 and $2,298,004)	$179,798,037	$313,569,694
Interest and credit facility fees payable	502,682	757,472
Distributions payable	—	9,637,075
Base management fees payable	2,313,447	3,251,194
Incentive management fees payable	1,849,597	1,849,597
Payable for investments purchased	9,193,917	7,312,500
Accrued administrative services	389,064	372,407
Other accrued expenses and payables	2,662,569	1,704,507
Total Liabilities	196,709,313	338,454,446
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,478,251 and 77,861,287 issued and 74,466,665 and 68,836,255 outstanding	84,478	77,861
Paid-in capital in excess of par	858,079,713	849,240,398
Distributable earnings (losses)	(476,857,055)	(351,040,023)
Treasury stock at cost, 10,011,586 and 9,025,032 shares held	(66,296,859)	(62,669,255)
Total Net Assets	315,010,277	435,608,981
Total Liabilities and Net Assets	$511,719,590	$774,063,427
Net Asset Value Per Share	$4.23	$6.33

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$31,426,192	$29,292,857	$28,138,255
PIK interest income	5,026,084	2,085,016	516,904
Fee income	620,705	1,444,113	1,428,852
Total investment income from non-controlled, non-affiliated investments	37,072,981	32,821,986	30,084,011
Non-controlled, affiliated investments:
Cash interest income	474,862	3,493,487	9,401,715
PIK interest income	461,367	245,197	1,784,118
PIK dividend income	—	220,480	827,934
Fee income	(3,055)	3,055	35,000
Total investment income from non-controlled, affiliated investments	933,174	3,962,219	12,048,767
Controlled investments:
Cash interest income	19,794,470	22,832,830	24,490,257
PIK interest income	1,053,664	2,776,671	1,474,466
Cash dividend income	8,190,499	15,562,959	14,264,703
PIK dividend income	—	—	731,516
Fee income	70,712	131,485	725,643
Total investment income from controlled investments	29,109,345	41,303,945	41,686,585
Other income	—	30,371	48,231
Total investment income	67,115,500	78,118,521	83,867,594
Expenses:
Base management fees	10,799,832	12,425,101	14,138,788
Incentive management fees	6,304,333	8,751,521	8,510,866
Interest and credit facility fees	15,584,214	15,558,648	15,228,062
Professional fees	1,964,252	2,093,064	2,428,850
Administrative services	1,457,979	1,403,419	1,702,723
Director fees	652,250	729,750	727,000
Investment advisor expenses	350,000	350,000	350,000
Other	2,083,486	1,800,932	1,860,696
Total expenses, before incentive management fee waiver	39,196,346	43,112,435	44,946,985
Incentive management fee waiver (See Note 3)	(6,304,333)	(6,901,924)	(8,510,866)
Expenses, net of incentive management fee waiver	32,892,013	36,210,511	36,436,119
Net Investment Income	34,223,487	41,908,010	47,431,475
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(12,941,524)	(23,660,181)	(46,104,588)
Non-controlled, affiliated investments	(43,851,965)	(1,225,060)	28,550,295
Controlled investments	(59,194,744)	—	(28,384,662)
Net realized gain (loss)	(115,988,233)	(24,885,241)	(45,938,955)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	(2,123,600)	21,084,787	17,493,755
Non-controlled, affiliated investments	35,523,356	(24,529,889)	(35,110,643)
Controlled investments	(55,623,040)	(20,798,389)	7,527,453
Foreign currency translation	135,427	333,982	(565,247)
Net change in unrealized appreciation (depreciation)	(22,087,857)	(23,909,509)	(10,654,682)
Net realized and unrealized gain (loss)	(138,076,090)	(48,794,750)	(56,593,637)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(103,852,603)	$(6,886,740)	$(9,162,162)
Net Investment Income Per Share—basic	$0.49	$0.61	$0.66
Earnings (Loss) Per Share—basic	$(1.49)	$(0.10)	$(0.13)
Average Shares Outstanding—basic	69,801,849	68,836,590	71,373,570
Net Investment Income Per Share—diluted	$0.49	$0.59	$0.64
Earnings (Loss) Per Share—diluted	$(1.49)	$(0.10)	$(0.13)
Average Shares Outstanding—diluted (See Note 4)	86,795,585	85,830,326	88,367,307
Distributions Declared Per Share	$0.44	$0.64	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$34,223,487	$41,908,010	$47,431,475
Net realized gain (loss)	(115,988,233)	(24,885,241)	(45,938,955)
Net change in unrealized appreciation (depreciation) before taxes	(22,087,857)	(23,909,509)	(10,654,682)
Net increase (decrease) in net assets resulting from operations	(103,852,603)	(6,886,740)	(9,162,162)
Distributions to Stockholders from(1):
All sources, excluding tax return of capital	(21,964,429)	(43,472,714)	(50,000,494)
Tax return of capital	(8,641,096)	(582,492)	(1,268,145)
Total distributions	(30,605,525)	(44,055,206)	(51,268,639)
Capital Share Transactions:
Share issuance - stock distribution and reinvestment	17,487,028	—	816,549
Purchases of treasury stock	(3,627,604)	(469,227)	(24,465,526)
Net increase (decrease) in net assets resulting from capital share transactions	13,859,424	(469,227)	(23,648,977)
Total Increase (Decrease) in Net Assets	(120,598,704)	(51,411,173)	(84,079,778)
Net assets at beginning of period	435,608,981	487,020,154	571,099,932
Net assets at end of period	$315,010,277	$435,608,981	$487,020,154
Capital Share Activity:
Shares issued from stock distribution and reinvestment	6,616,964	—	137,523
Purchases of treasury stock	(986,554)	(85,543)	(4,162,635)
Net increase (decrease) in shares outstanding	5,630,410	(85,543)	(4,025,112)

(1)	Distributions for annual periods determined in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(103,852,603)	$(6,886,740)	$(9,162,162)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(6,541,115)	(5,327,364)	(5,334,938)
Net amortization on investments	(1,300,764)	(915,007)	(1,776,741)
Amortization of debt issuance costs and discount	2,868,371	2,439,778	2,445,266
Net change in unrealized (appreciation) depreciation on investments	22,223,284	24,243,491	10,089,435
Net change in unrealized (appreciation) depreciation on foreign currency translation	(135,427)	(333,982)	565,247
Net realized (gain) loss on investments	115,988,233	24,885,241	45,938,955
Changes in operating assets:
Purchases of investments	(137,077,906)	(298,009,813)	(302,670,544)
Proceeds from disposition of investments	277,596,336	176,721,560	338,429,154
Change in receivable for investments sold	(3,568,072)	188,305	1,268,981
Change in interest, dividends and fees receivable	3,650,987	(1,751,909)	3,619,588
Change in prepaid expenses and other assets	(877,792)	93,516	(138,028)
Changes in operating liabilities:
Change in payable for investments purchased	1,881,417	6,323,040	510,163
Change in interest and credit facility fees payable	(254,790)	34,630	(1,098,130)
Change in base management fees payable	(937,746)	(243,326)	(240,135)
Change in incentive management fees payable	—	1,849,597	—
Change in accrued administrative services	16,657	(4,099)	261,512
Change in other accrued expenses and payables	958,059	(85,792)	(665,621)
Net cash provided by (used in) operating activities	170,637,129	(76,778,874)	82,042,002
Financing Activities:
Distributions paid in cash	(22,755,572)	(46,970,341)	(51,052,801)
Proceeds from debt	135,800,000	268,000,000	315,000,000
Repayments of debt	(271,400,000)	(142,600,000)	(337,041,000)
Purchase of treasury stock	(3,627,604)	(469,227)	(24,465,526)
Net cash provided by (used in) financing activities	(161,983,176)	77,960,432	(97,559,327)
Net increase (decrease) in cash and cash equivalents	8,653,953	1,181,558	(15,517,325)
Cash and cash equivalents, beginning of period	14,678,878	13,497,320	29,014,645
Cash and cash equivalents, end of period	$23,332,831	$14,678,878	$13,497,320
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$12,322,040	$11,874,760	$12,561,613
Taxes	$108,050	$80,841	$176,464
Share issuance — stock distribution and reinvestment	$17,487,028	$—	$816,549

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2020

Portfolio Company(q)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—0.35%
Advanced Lighting Technologies, LLC, Second Lien(d)(f)(j)(t)	Electrical Equipment	18.00% (L + 1700, 1.00% Floor PIK)	10/4/23	$9,762,878	$2,181,306	$—
Calceus Acquisition, Inc., First Lien	Specialty Retail	9.75%	2/19/25	1,000,000	972,795	1,098,500
Total Senior Secured Notes					3,154,101	1,098,500
Unsecured Debt—7.25%
Gordon Brothers Finance Company(g)(t)	Diversified Financial Services	12.00% (L + 1100, 1.00% Floor)	10/31/21	43,288,785	43,288,785	22,850,000
Total Unsecured Debt					43,288,785	22,850,000
Subordinated Debt—11.94%
Callodine Commercial Finance, LLC(v)	Diversified Financial Services	8.75% (L + 850)	11/30/24	5,000,000	5,000,000	5,000,000
First Boston Construction Holdings, LLC(d)(g)(k)	Thrifts & Mortgage Finance	12.00%	2/23/23	32,625,000	32,625,000	32,625,000
Total Subordinated Debt					37,625,000	37,625,000
Senior Secured Loans—117.14%(e)
Advanced Lighting Technologies, LLC, First Lien(f)	Electrical Equipment	8.50% (L + 750, 1.00% Floor)	10/4/22	5,036,975	4,998,421	3,223,664
AmeriLife Holdings, LLC, Second Lien	Insurance	9.50% (L + 850, 1.00% Floor)	3/18/28	6,697,322	6,572,096	6,657,138
AmeriLife Holdings, LLC, Second Lien Incremental	Insurance	9.50% (L + 850, 1.00% Floor)	3/18/28	2,337,744	2,297,151	2,323,718
Aretec Group, Inc., Second Lien	Diversified Financial Services	8.40% (L+ 825)	10/1/26	3,563,440	3,525,253	3,313,999
Barri Financial Group, LLC, First Lien	Consumer Finance	8.75% (L + 775, 1.00% Floor)	10/23/24	7,740,371	7,585,234	7,817,774
Bluefin Holding, LLC, Second Lien	Software	7.90% (L+ 775)	9/6/27	4,809,535	4,745,288	4,857,631
Calceus Acquisition, Inc., First Lien	Specialty Retail	5.73% (L + 550)	2/12/25	234,650	222,915	222,918
Callodine Commercial Finance, LLC, First Lien(u)	Diversified Financial Services	10.00% (L + 900, 1.00% Floor)	11/3/25	25,000,000	25,000,000	25,000,000
CareATC, Inc., First Lien	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	4,733,036	4,669,959	4,780,367
CareATC, Inc., Revolving Term Loan(o)(u)	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	—	(4,515)	—
Diamondback Acquisition, Inc. et al, First Lien	Energy Equipment & Services	10.98% (L + 998, 1.00% Floor)	6/14/23	13,546,524	13,379,697	13,370,419
Dude Solutions Holdings Inc., First Lien	Professional Services	8.50% (L + 750, 1.00% Floor)	6/13/25	9,321,820	9,158,283	9,508,256
Dude Solutions Holdings Inc., Revolving Term Loan(o)(u)	Professional Services	8.50% (L + 750, 1.00% Floor)	6/13/25	—	(20,601)	—
FinancialForce.com, First Lien	Internet Software & Services	9.50% (L + 675, 2.75% Floor)	2/1/24	10,000,000	9,868,861	10,120,000
GlobalTranz Enterprises LLC, Second Lien	Road & Rail	8.40% (L + 825)	5/15/27	10,808,429	10,627,175	9,262,824
IT Parent, LLC, First Lien	Insurance	7.25% (L + 625, 1.00% Floor)	10/1/26	1,750,000	1,716,183	1,741,250
IT Parent, LLC, Revolving Term Loan(u)	Insurance	7.25% (L + 625, 1.00% Floor)	10/1/26	200,000	195,206	198,750
Juul Labs, Inc., First Lien	Tobacco Related	9.50% (L + 800, 1.50% Floor)	8/2/23	13,226,497	13,134,287	13,200,044

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Portfolio Company(q)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Kaseya Traverse Inc., First Lien(d)	Software	8.09% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/2/25	$4,106,632	$4,045,856	$4,135,378
Kaseya Traverse Inc., Incremental First Lien(d)	Software	8.00% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/2/25	96,058	94,164	96,730
Kaseya Traverse Inc., Delayed Draw Term Loan(d)	Software	8.00% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/2/25	482,361	479,191	485,737
Kaseya Traverse Inc., Incremental Delayed Draw Term Loan(d)(o)(u)	Software	8.00% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/2/25	—	(2,133)	1,223
Kaseya Traverse Inc., Revolving Term Loan(u)	Software	7.50% (L + 650, 1.00% Floor)	5/2/25	164,770	159,711	164,770
Kellermeyer Bergensons Services, LLC, First Lien	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	1,617,647	1,604,958	1,633,824
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan A	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	355,882	352,753	359,441
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan B(u)	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	92,778	92,620	97,676
Kemmerer Operations, LLC, First Lien(d)(f)	Metals & Mining	15.00% PIK	6/21/23	2,662,942	2,662,942	2,314,096
Kemmerer Operations, LLC, Delayed Draw Term Loan(d)(f)(u)	Metals & Mining	15.00% PIK	6/21/23	499,207	499,207	284,343
Live Auctioneers, LLC, First Lien	Internet & Catalog Retail	7.76% (L + 676, 1.00% Floor)	5/21/25	7,693,552	7,572,688	7,555,068
Live Auctioneers, LLC, Incremental First Lien	Internet & Catalog Retail	7.76% (L + 676, 1.00% Floor)	5/21/25	3,005,110	2,945,191	2,951,018
MBS OpCo LLC, First Lien	Media	10.00% (L + 900, 1.00% Floor)	12/29/22	14,550,000	14,550,000	14,222,625
MetricStream, Inc., First Lien	Internet Software & Services	9.00% (L +800, 1.00% Floor)	9/28/24	9,535,314	9,356,259	9,344,608
Midwest Physician Administrative Services, LLC, Second Lien(r)	Health Care Providers & Services	7.75% (L + 700, 0.75% Floor)	8/15/25	10,000,000	9,947,414	9,725,000
NEP II, Inc., Second Lien(r)	Media	7.15% (L + 700)	10/19/26	6,631,760	6,324,455	5,623,733
One Sky Flight, LLC, First Lien	Airlines	8.50% (L + 750, 1.00% Floor)	12/27/24	7,125,000	6,974,333	7,196,250
Open Lending, LLC, First Lien	Consumer Finance	7.50% (L + 650, 1.00% Floor)	3/11/27	490,625	474,859	488,172
Outcomes Group Holdings, Inc., Second Lien	Health Care Providers & Services	7.75% (L + 750)	10/26/26	11,538,462	11,515,750	11,538,462
Paragon Films, Inc., Second Lien	Containers & Packaging	9.50% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,667,384	20,580,000
Paula's Choice Holdings, Inc., First Lien	Personal Products	7.25% (L + 625, 1.00% Floor)	11/17/25	7,750,000	7,537,774	7,556,250
Persado, Inc., Delayed Draw Term Loan	Internet Software & Services	8.80% (L + 700, 1.80% Floor)	2/1/25	1,562,500	1,549,386	1,546,875
PharmaLogic Holdings Corp., Second Lien	Health Care Equipment & Supplies	8.15% (L + 800)	12/11/23	8,786,087	8,740,207	8,522,504
PharmaLogic Holdings Corp., Second Lien(h)(k)	Health Care Equipment & Supplies	8.15% (L + 800)	12/11/23	3,323,478	3,309,838	3,223,774
PharmaLogic Holdings Corp., Delayed Draw Term Loan	Health Care Equipment & Supplies	8.15% (L + 800)	12/11/23	2,690,435	2,681,775	2,609,722
Pico Quantitative Trading, LLC, First Lien	Capital Markets	8.75% (L + 725, 1.50% Floor)	2/7/25	500,000	481,114	495,500
Puppet, Inc., First Lien	IT Services	9.50% (L + 850, 1.00% Floor)	6/19/23	1,000,000	976,937	982,000
Quartz Holding Company, Second Lien	Internet Software & Services	8.15% (L + 800)	4/2/27	5,512,958	5,421,288	5,444,046
Red Apple Stores Inc., Second Lien(g)(h)(k)	Multiline Retail	10.00%	8/1/24	16,802,196	16,802,197	14,785,933

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Portfolio Company(q)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
RigUp, Inc., Delayed Draw Term Loan(u)	Professional Services	8.50% (L + 700, 1.50% Floor)	3/1/24	$333,333	$325,097	$324,333
Sandata Technologies, LLC, First Lien	Health Care Technology	6.31% (L + 600)	7/23/24	4,500,000	4,449,231	4,383,000
Sandata Technologies, LLC, Revolving Term Loan(o)(u)	Health Care Technology	6.31% (L + 600)	7/23/24	—	(5,506)	(13,000)
Sonny's Enterprises, LLC, First Lien	Machinery	8.00% (L + 700, 1.00% Floor)	8/5/26	1,459,390	1,430,241	1,430,202
Sonny's Enterprises, LLC, Delayed Draw Term Loan(o)(u)	Machinery	8.00% (L + 700, 1.00% Floor)	8/5/26	—	(70,750)	(70,885)
St. George Warehousing & Trucking Co. of California, Inc., First Lien(d)	Road & Rail	11.25% (L + 925 PIK, 1.00% Cash, 1.00% Floor)	4/28/23	35,796,853	35,796,853	32,038,183
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan(d)	Road & Rail	11.25% (L + 925 PIK, 1.00% Cash, 1.00% Floor)	4/28/23	7,337,916	7,337,916	6,567,435
Superman Holdings, LLC, First Lien	Software	10.25% (P + 700, 1.00% Libor Floor)	8/31/27	2,313,532	2,258,098	2,322,786
Superman Holdings, LLC, Revolving Term Loan(o)(u)	Software	10.25% (P + 700, 1.00% Libor Floor)	8/31/26	—	(7,780)	—
Syndigo, LLC, Second Lien	Internet & Catalog Retail	8.75% (L + 800, 0.75% Floor)	12/14/28	4,673,472	4,603,370	4,603,370
Syntellis Performance Solutions, Inc., First Lien	Software	9.00% (L + 800, 1.00% Floor)	8/2/27	856,092	831,337	860,372
Team Services Group, LLC, Second Lien	Health Care Providers & Services	10.00% (L + 900, 1.00% Floor)	11/13/28	5,788,615	5,601,268	5,730,729
Thras.io, LLC, First Lien	Diversified Consumer Services	8.00% (L + 700, 1.00% Floor)	12/18/26	4,708,253	4,590,547	4,590,547
Thras.io, LLC, Delayed Draw Term Loan(o)(u)	Diversified Consumer Services	8.00% (L + 700, 1.00% Floor)	12/18/26	—	(77,687)	(77,687)
Unanet, Inc., First Lien	Aerospace & Defense	6.44% (L + 625)	5/31/24	6,632,653	6,584,223	6,526,531
Unanet, Inc., Revolving Term Loan	Aerospace & Defense	6.44% (L + 625)	5/31/24	816,327	810,431	803,265
Unanet, Inc., Delayed Draw Term Loan(u)	Aerospace & Defense	6.44% (L + 625)	5/31/24	1,709,183	1,697,471	1,668,367
WH Buyer, LLC, First Lien	Textile, Apparel & Luxury Goods	9.26% (L + 776, 1.50% Floor)	7/16/25	15,273,116	15,146,958	15,181,476
WH Buyer, LLC, First Lien Incremental	Textile, Apparel & Luxury Goods	9.26% (L + 776, 1.50% Floor)	7/16/25	1,153,846	1,143,530	1,146,922
Winshuttle, LLC, First Lien	Software	9.42% (L + 842, 1.00% Floor)	8/9/24	7,655,992	7,496,633	7,770,832
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	8.50% (L + 750, 1.00% Floor)	3/14/26	15,000,000	14,895,219	13,650,000
Total Senior Secured Loans					380,325,711	369,000,288
Preferred Stock—2.31%(c)
Advantage Insurance Inc.(d)(f)(j)(t)	Insurance	8.00% PIK		572,001	8,692,584	5,720,010
AGY Equity LLC, Class A(f)(j)	Chemicals			4,195,600	1,139,597	1,557,200
AGY Equity LLC, Class B(f)(j)	Chemicals			2,936,920	—	—
Gordon Brothers Finance Company(g)(t)	Diversified Financial Services	13.50%		34,285	36,624,684	—
Red Apple Stores Inc.(g)(h)(k)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					46,456,865	7,277,210
Common Stock—0.00%(c)
AGY Equity LLC, Class C(f)(j)	Chemicals			2,307,580	—	—
Gordon Brothers Finance Company(g)	Diversified Financial Services			10,612	10,611,548	—
Red Apple Stores Inc.(g)(h)(i)(k)	Multiline Retail			8,756,859	6,751,452	—
Total Common Stock					17,363,000	—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Portfolio Company(q)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Limited Partnership/Limited Liability Company Interests—13.02%
Advanced Lighting Technologies, LLC(c)(f)	Electrical Equipment			149,717	$—	$—
BCIC Senior Loan Partners, LLC(g)(j)(k)(p)(r)(u)	Diversified Financial Services			61,908,311	61,908,311	36,150,259
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
First Boston Construction Holdings, LLC(c)(g)(k)	Thrifts & Mortgage Finance			8,156,250	8,156,250	4,557,035
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	—
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—
MBS Parent, LLC(c)(n)	Media			546	500,000	313,424
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	5,030,156	—
Total Limited Partnership/Limited Liability Company Interests					78,196,644	41,020,718
Equity Warrants/Options—0.05%(c)
Advanced Lighting Technologies, LLC(f)(j)	Electrical Equipment		expire 10/4/27	2,360	—	—
Facet Investment, Inc.	Health Care Equipment & Supplies		expire 1/18/21	1,978	250,000	—
FinancialForce.com(j)	Internet Software & Services		expire 1/30/29	62,840	100,544	137,714
Pico Quantitative Trading, LLC(j)	Capital Markets		expire 2/7/30	162	14,804	16,046
Total Equity Warrants/Options					365,348	153,760
TOTAL INVESTMENTS—152.06%					$606,775,454	$479,025,476
OTHER ASSETS & LIABILITIES (NET)—(52.06)%						(164,015,199)
NET ASSETS—100.00%						$315,010,277

__________________________

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at December 31, 2020.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK may be recorded on an effective yield basis.

(e)

Approximately 95.3% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 80.7% of the fair value of such senior secured loans have floors of 0.75% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2020 of all contracts within the specified loan facility.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities exempt under 144A may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In aggregate, these securities represent 13.8% of the Company’s net assets at December 31, 2020. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of December 31, 2020:

Investment	Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants	1/30/2019
Pico Quantitative Trading, LLC, Warrants	2/5/2020

The accompanying notes are an integral part of these consolidated financial statements.

   BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

(k)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2020, approximately 17.9% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(q)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(r)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Unaudited. As of December 31, 2020, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.
(t)

The investment is on non-accrual status as of December 31, 2020 and therefore non-income producing. At December 31, 2020, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 6.53% and 17.77%, respectively.

(u)

Position or portion thereof has an unfunded loan commitment as of December 31, 2020 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(v)	This investment will have a first lien security interest after the senior tranches are repaid.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

							Year Ended December 31, 2020
Non-controlled, Affiliated Investments	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at December 31, 2020		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$—	$—	$—		$—	$—	$—	$—
Senior Secured Loan, First Lien	4,885,476	18,717	(52,062)	(1,628,467)	3,223,664		—	473,544	—	—
Limited Liability Co. Interest	—	—	—	—	—		—	—	—	—
Warrants	—	—	—	—	—		—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	5,752,610	—	(227,952)	195,352	5,720,010		(77,952)	—	—	—
AGY Equity, LLC:
Class A Preferred Units	—	1,139,598	—	417,602	1,557,200		—	—	—	—
Class B Preferred Units	—	—	—	—	—		—	—	—	—
Class C Common Units	—	—	—	—	—		—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	576,294	92,405	(169,491)	(214,865)	284,343		—	92,372	(3,055)	—
Senior Secured Loan, First Lien	2,292,783	370,158	—	(348,845)	2,314,096		—	370,313	—	—
Limited Liability Co. Interest	508,730	—	—	(508,730)	—		—	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	8,457,631	—	(46,068,940)	37,611,309	—	†	(43,774,013)	—	—	—
Totals	$22,473,524	$1,620,878	$(46,518,445)	$35,523,356	$13,099,313		$(43,851,965)	$936,229	$(3,055)	$—

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

†	Investment no longer held as of December 31, 2020.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2020 represents 4.2% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

							Year Ended December 31, 2020
Controlled Investments	Fair Value at December 31, 2019	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes***	Fair Value at December 31, 2020		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
AGY Holding Corp.:
Senior Secured Note, Second Lien	$9,186,817	$—	$(24,503,088)	$15,316,271	$—	†	$(24,503,088)	$—	$—	$—
Senior Secured Loan, First Lien	25,509,040	773,773	(26,282,813)	—	—	†	(24,116,266)	765,271	—	—
Senior Secured Loan, First Lien	—	2,639,252	(2,639,252)	—	—	†	288,157	106,269	—	—
Delayed Draw Term Loan, First Lien	—	4,792,093	(4,792,093)	—	—	†	189,577	192,019	—	—
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	—	(11,053,124)	11,053,124	—	†	(11,053,124)	—	—	—
Common Stock	—	—	—	—	—	†	—	—	—	—
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	88,272,340	143,053	(34,568,073)	(17,697,061)	36,150,259		—	—	—	5,850,565
First Boston Construction Holdings, LLC:
Subordinated Debt	40,237,500	—	(7,612,500)	—	32,625,000		—	4,285,112	12,744	—
Limited Liability Co. Interest	5,999,814	—	(1,903,125)	460,346	4,557,035		—	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	118,168,342	31,925,097	(106,804,654)	(20,438,785)	22,850,000		—	13,046,143	57,968	—
Subordinated Debt	—	5,000,000	(5,000,000)	—	—	††	—	111,639	—	—
Preferred Stock	34,284,760	2,339,934	—	(36,624,694)	—		—	—	—	2,339,934
Common Stock	10,611,550	—	—	(10,611,550)	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	17,979,000	—	(6,247,803)	3,054,736	14,785,933		—	2,341,681	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Totals	$350,249,163	$47,613,202	$(231,406,525)	$(55,487,613)	$110,968,227		$(59,194,744)	$20,848,134	$70,712	$8,190,499

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

***

Net unrealized gain (loss) before taxes includes the net change in unrealized appreciation (depreciation) on controlled investments and net change in unrealized appreciation (depreciation) on foreign currency translation associated with the controlled investments. For the year ended December 31, 2020, the net change in unrealized appreciation (depreciation) and foreign currency translation associated with the Red Apple Stores Inc.’s common stock was $(135,427) and $135,427, respectively.

†	Investment no longer held as of December 31, 2020.
††	Investment moved from the controlled category into the non-controlled, non-affiliated category.

The aggregate fair value of controlled investments at December 31, 2020 represents 35.2% of the Company’s net assets.

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

Consolidated Schedules of Investments—(Continued)

December 31, 2019

(p)

This investment is deemed significant under Regulation S-X Rule 4-08(g). The summarized financial information of AGY Holding Company, Inc., First Boston Construction Holdings, LLC, and Red Apple Stores Inc., are shown below:

AGY Holding Company, Inc

($ in millions)	December 31, 2019	December 31, 2018
Total assets	$176.6	$177.0
Total liabilities	$316.2	$253.8
Total preferred stock and shareholder’s equity (deficit)	$(139.6)	$(76.8)

($ in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net sales	$140.9	$141.9	$154.3
Cost of sales	$(119.6)	$(112.0)	$(122.6)
Gross profit	$21.3	$29.9	$31.7
Net income (loss)	$(63.3)	$(2.7)	$(17.6)

Note: Balance sheet amounts are as of period end

First Boston Construction Holdings, LLC

($ in millions)	December 31, 2019	December 31, 2018
Total assets	$163.2	$174.0
Total liabilities	$134.4	$145.8
Total members’ equity	$28.8	$28.2

($ in millions)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Total Income	$23.6	$23.4	$18.4
Operating expenses	$(23.9)	$(21.9)	$(16.3)
Net income (loss)	$(0.2)	$1.5	$2.1

Note: Balance sheet amounts are as of period end

Red Apple Stores Inc.

($ in millions)	December 28, 2019	December 29, 2018
Total assets	$49.4	$48.1
Total liabilities	$55.3	$54.2
Total shareholder’s equity (deficit)	$(5.9)	$(6.1)

($ in millions)	52 Week Period Ended December 28, 2019	52 Week Period Ended December 29, 2018	52 Week Period Ended December 30, 2017
Net sales	$225.7	$231.1	$234.6
Cost of sales	$(155.7)	$(159.1)	$(160.8)
Gross profit	$70.0	$72.0	$73.8
Net income (loss)	$0.7	$(4.5)	$2.1

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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in middle-market companies in the form of senior debt securities and loans, and our investment portfolio may include junior secured and unsecured debt securities and loans, each of which may include an equity component.

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

Investments

Security transactions are accounted for on the trade date unless there are substantial conditions to the transaction. Realized gains or losses are measured by the difference between the net proceeds from the disposition and the amortized cost of the investment. Unrealized gains or losses primarily reflect the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses on the disposition of investments are calculated using the specific identification method.

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

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the COVID-19 pandemic that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, (e.g. non-performance risk), its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the Company’s principal market (as the reporting entity), any bid for a Company asset (irrespective of the perceived validity of such bid), and enterprise values.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the three years ended December 31, 2020. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

As of December 31, 2020, the Company had a net capital loss carryforward of $372,373,557, which can be used to offset future capital gains and is not subject to expiration.

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

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has early adopted the amendments as of December 31, 2020. The adoption resulted in fewer portfolio companies meeting the significant subsidiary definition under the Final Rules, thus resulting in reduced disclosures.

3. Agreements and Related Party Transactions

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors to permit BlackRock Advisors to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Previous Advisor, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC. BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser. The BlackRock Advisors Management Agreement had the same base management fee (“Base Management Fee”) and incentive management fee (“Incentive Fee”) terms until March 6, 2017 different Base Management Fee and Incentive Fee terms thereafter. For Base Management Fee and Incentive Fee terms prior to March 6, 2017, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 4, 2020.

On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BCIA, the Advisor, pursuant to Rule 2a-6 of the 1940 Act and the Company entered into a new investment management agreement with BCIA (the “Previous Management Agreement”).

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved, among other matters, the proposal to allow the Company to increase leverage by approving the application to the Company of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the Investment Company Act of 1940, to become effective on May 2, 2020. Effective at the same time, the Company and BCIA amended and restated the Previous Management Agreement (as amended and restated, (the “Current Management Agreement” or the “Management Agreement”) to reduce the Base Management Fee and Incentive Fees as follows: (i) Base Management Fee was reduced from 1.75% of total assets to 1.50% on total assets up to 200% of net asset value and 1.0% on total assets that exceed 200% of net asset value; (ii) Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) Incentive Fee based on net capital gains was reduced from 20% to 17.5%.

The Current Management Agreement will be in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of the Current Management Agreement on November 3, 2020.

Base Management Fee

Under the Management Agreement, the investment advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a Base Management Fee at an annual rate of 1.50% of total assets (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the Base Management Fee is calculated at 1.00% on assets that exceed 200% of net asset value of the Company. Prior to May 2, 2020, the Base Management Fee was calculated at an annual rate of 1.75% of total assets (excluding cash and cash equivalents). The Base Management Fee for any partial quarter is prorated.

For the years ended December 31, 2020, 2019 and 2018, the Company incurred $10,799,832, $12,425,101, and $14,138,788, respectively, in Base Management Fees under the investment management agreement.

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

For the years ended December 31, 2020, 2019, and 2018, the Company incurred $6,304,333, $8,751,521, and $8,510,866, respectively, in Incentive Fees based on income.

BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive Incentive Fees based on income after March 6, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. The Advisor voluntarily waived a portion of its Incentive Fees based on income from July 1, 2019 through December 31, 2020. For the year ended December 31, 2020, the Advisor has waived Incentive Fees of $6,304,333, resulting in no net Incentive Fees for the period. For the year ended December 31, 2019, the Advisor has waived Incentive Fees of $6,901,924, resulting in net Incentive Fees of $1,849,597. The waiver for Incentive Fees based on income was $8,510,866 for the year ended December 31, 2018, resulting in no net Incentive Fees based on income incurred by the Company. As of December 31, 2020, and 2019, there were $1,849,597, and $1,849,597, respectively, of Incentive Fees payable based on income. The payment of Incentive Fee based on income of $1,849,597 at December 31, 2020 was deferred pursuant to the incentive fee deferral provision discussed above.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement and the BlackRock Advisors Management Agreement as described above, at December 31, 2020 and 2019, respectively, resulted in no capital gains Incentive Fee accrual. The Company did not have any cumulative accrued balance at December 31, 2020 and 2019.

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

If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act, the Current Management Agreement or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the years ended December 31, 2020 and 2019 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $350,000, $350,000 and $350,000 respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the years ended December 31, 2020, 2019 and 2018 were $361,740, $183,037 and $280,932, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $1,457,979, $1,403,419 and $1,702,723, respectively, for such administrative services expenses.

Advisor Stock Transactions

Effective upon completion of the Transaction, BlackRock Advisors assumed the role as investment adviser to the Company. On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement to BCIA. BlackRock Advisors and BCIA did not own any shares of the Company at December 31, 2020 and December 31, 2019, respectively.

As of December 31, 2020, 2019, and 2018, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding, respectively.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the years ended December 31, 2020, 2019 and 2018.

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(103,852,603)	$(6,886,740)	$(9,162,162)
Weighted average shares outstanding – basic	69,801,849	68,836,590	71,373,570
Earnings (Loss) per share – basic:	$(1.49)	$(0.10)	$(0.13)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(103,852,603)	$(6,886,740)	$(9,162,162)
Adjustments for interest on unsecured convertible senior notes(1)	—	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$(103,852,603)	$(6,886,740)	$(9,162,162)
Weighted average shares outstanding – diluted(1)	69,801,849	68,836,590	71,373,570
Earnings (Loss) per share – diluted:	$(1.49)	$(0.10)	$(0.13)

(1)	Due to a net decrease in net assets from operations for the years ended December 31, 2020, 2019, and 2018, no incremental shares were included because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2020, 2019 and 2018 totaled $143,538,052, $303,464,758 and $308,644,673, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2020, 2019 and 2018 totaled $277,596,336, $176,721,560 and $338,429,154, respectively.

At December 31, 2020, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$3,154,101	$1,098,500
Unsecured debt	43,288,785	22,850,000
Subordinated debt	37,625,000	37,625,000
Senior secured loans:
First lien	242,048,582	236,547,705
Second/other priority lien	138,277,129	132,452,583
Total senior secured loans	380,325,711	369,000,288
Preferred stock	46,456,865	7,277,210
Common stock	17,363,000	—
Limited partnership/limited liability company interests	78,196,644	41,020,718
Equity warrants/options	365,348	153,760
Total investments	$606,775,454	$479,025,476

At December 31, 2019, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$26,684,394	$9,186,817
Unsecured debt	127,288,981	127,288,981
Subordinated debt	40,237,500	40,237,500
Senior secured loans:
First lien	256,037,486	252,157,341
Second/other priority lien	172,729,756	166,432,724
Total senior secured loans	428,767,242	418,590,065
Preferred stock	54,258,410	40,037,370
Common stock	63,431,939	19,069,181
Limited partnership/limited liability company interests	114,524,791	95,352,366
Equity warrants/options	350,544	96,801
Total investments	$855,543,801	$749,859,081

Industry Composition

As of December 31, 2020, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at December 31, 2020 and 2019 by GICS:

Industry(1)	December 31, 2020	December 31, 2019
Diversified Financial Services	19.3%	34.0%
Road & Rail	10.0	6.2
Thrifts & Mortgage Finance	7.8	6.2
Health Care Equipment & Supplies	5.8	5.2
Health Care Providers & Services	5.6	3.9
Internet Software & Services	5.6	2.1
Software	4.3	3.4
Containers & Packaging	4.3	2.8
Media	4.2	2.7
Insurance	3.5	0.8
Textile, Apparel & Luxury Goods	3.4	2.0
Internet & Catalog Retail	3.2	1.0
Multiline Retail	3.1	2.4
Energy Equipment & Services	2.8	2.9
Tobacco Related	2.8	1.7
Professional Services	2.1	1.2
Health Care Technology	1.9	1.2
Aerospace & Defense	1.9	2.3
Consumer Finance	1.7	1.2
Personal Products	1.6	—
Airlines	1.5	1.0
Diversified Consumer Services	0.9	—
Electrical Equipment	0.7	0.7
Metals & Mining	0.5	0.5
Commercial Services & Supplies	0.3	0.1
Chemicals	0.3	7.0
Machinery	0.3	—
Specialty Retail	0.3	2.7
IT Services	0.2	—
Capital Markets	0.1	1.4
Household Durables	—	—
Oil, Gas & Consumable Fuels	—	—
Diversified Telecommunication Services	—	0.7
Pharmaceuticals	—	2.7
Totals	100.0%	100.0%

(1)	Unaudited. As of December 31, 2020, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.

The geographic composition of the portfolio at fair value at December 31, 2020 was United States 96.2%, and Canada 3.8% and at December 31, 2019 was United States 97.2%, and Canada 2.8%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

Market and Credit Risk

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations. An outbreak of infectious respiratory illness caused by a novel coronavirus known as “COVID-19” has now been detected globally (see Part I. Item 1A. Risk Factors). This coronavirus has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. The impact of epidemics and pandemics such as the coronavirus, could affect the economies of many nations, individual companies and the market in general in ways that cannot necessarily be foreseen at the present time. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their value recorded in the consolidated statements of assets and liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

The Company and Windward had committed to provide an aggregate of $133.3 million at December 31, 2019, out of which $113.3 million was funded and $20.0 million was unfunded. During 2020, Senior Loan Partners returned $40.5 million of capital pro-rata to its members and terminated unfunded commitments of $55.5 million in aggregate. As of December 31, 2020, the Company and Windward are committed to provide an aggregate of $77.8 million of equity to Senior Loan Partners, with the Company committing to provide $66.1 million and Windward committing to provide $11.7 million (of which the Company and Windward had funded $61.9 million and $10.9 million, respectively, and remaining commitments from the Company and Windward as of December 31, 2020 were $4.2 million and $0.8 million, respectively). Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

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

On December 29, 2020, the New Senior Facility was fully prepaid, prior to its July 13, 2023 maturity date. Upon termination of the New Senior Facility, debt issuance costs of approximately $1.7 million were recognized as realized loss on debt extinguishment. The average outstanding debt balance during the years ended December 31, 2020 and 2019 were $181.4 million and $230.4 million, respectively, and the maximum amount borrowed during the same periods were $217.5 million and $252.0 million, respectively, under the Senior Facility and the New Senior Facility. During the years ended December 31, 2020 and 2019, $6.0 million and $11.0 million of interest expense and other debt related expenses were incurred, respectively.

As of December 31, 2020, Senior Loan Partners had total investments at fair value of $35.5 million, after selling a majority of its loan portfolio in December 2020. Purchase of investments for the year ended December 31, 2020 was $6.7 million. Proceeds from investment sales, prepayments or exits for the year ended December 31, 2020 were $212.0 million. Additionally, Senior Loan Partners had unfunded commitments totaling $0.8 million at par, or $0.8 million at fair market value. The weighted average yield of the portfolio at its current cost basis as of December 31, 2020 and 2019 was 6.75% and 6.64%, respectively. Below is a summary of Senior Loan Partners’ portfolio as of December 31, 2020:

Portfolio Company	Industry(4)	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
Crown Paper Group, Inc., First Lien Term Loan(3)	Paper & Forest Products	7.75% (L + 475, 1.00% Floor Cash / 2.00% PIK)	4/3/24	$19,322,307	$19,182,686	$13,525,615
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	5.75% (L + 475,1.00% Floor)	8/2/24	10,390,825	10,355,098	8,546,454
Q Holding Company, First Lien Term Loan	Chemicals	6.00% (L + 500,1.00% Floor)	12/31/23	9,598,601	9,563,559	9,310,643
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	7.00% (L + 600,1.00% Floor)	6/28/24	998,123	982,413	843,414
TLE Holdings, LLC, First Lien Term Loan	Professional Services	7.00% (L + 600,1.00% Floor)	6/28/24	3,900,376	3,875,674	3,295,816
Total					$43,959,430	$35,521,942

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate with 1.00% floor. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2020 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(3)	Portfolio company has an unfunded loan commitment as of December 31, 2020.
(4)	Unaudited. As of December 31, 2020, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.

Below is a summary of Senior Loan Partners’ portfolio as of December 31, 2019:

Portfolio Company	Industry(3)	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans
Achilles Acquisition LLC, First Lien Term Loan	Insurance	5.81% (L + 400)	10/13/25	$11,910,000	$11,885,022	$11,999,325
AP Exhaust Acquisition, LLC, First Lien Term Loan	Auto Components	6.90% (L + 500,1.00% Floor)	5/10/24	11,359,445	11,218,653	5,566,128
AP Plastics Group, LLC, First Lien Term Loan	Chemicals	6.94% (L + 525,1.00% Floor)	8/1/22	9,455,153	9,414,046	9,455,153
BARBRI, Inc., First Lien Term Loan	Diversified Consumer Services	6.46% (L + 425,1.00% Floor)	12/1/23	11,148,649	11,112,706	11,148,649
Crown Paper Group Inc., First Lien Term Loan	Paper & Forest Products	6.55% (L + 475,1.00% Floor)	4/3/24	19,871,048	19,720,639	19,523,305
Dunn Paper, Inc., First Lien Term Loan	Paper & Forest Products	6.55% (L + 475,1.00% Floor)	8/26/22	6,989,180	6,953,679	6,762,032
Edgewood Partners Holdings Inc., First Lien Term Loan	Insurance	6.05% (L + 425,1.00% Floor)	9/8/24	14,712,281	14,698,181	14,565,158
ENC Holding Corporation, First Lien Term Loan	Road & Rail	5.94% (L + 400,1.00% Floor)	5/30/25	9,858,571	9,839,136	9,587,461
Golden West Packaging Group, LLC, First Lien Term Loan	Containers & Packaging	7.55% (L + 575,1.00% Floor)	6/20/23	17,674,047	17,618,150	17,563,585
KC Culinarte Intermediate, LLC, First Lien Term Loan	Food Products	5.56% (L + 375,1.00% Floor)	8/22/25	14,812,500	14,751,121	14,534,766
MHE Intermediate Holdings LLC, Delayed Draw Term Loan	Trading Companies & Distributors	6.95% (L + 500,1.00% Floor)	3/8/24	1,819,003	1,813,533	1,819,003
MHE Intermediate Holdings LLC, First Lien Term Loan	Trading Companies & Distributors	6.94% (L + 500,1.00% Floor)	3/8/24	10,115,594	10,053,394	10,115,594
MSHC, Inc. (Service Logic), First Lien Term Loan	Construction & Engineering	6.05% (L + 425,1.00% Floor)	12/31/24	23,170,708	23,085,701	23,054,854
National Spine and Pain Centers, LLC, First Lien Term Loan	Health Care Providers & Services	6.30% (L + 450,1.00% Floor)	6/2/24	9,750,000	9,718,548	9,189,375

Portfolio Company	Industry(3)	Interest Rate(1)	Maturity	Principal Amount or Number of Shares/Units	Cost	Fair Value(2)
Senior Secured Loans - (continued)
NGS US FINCO, LLC, First Lien Term Loan	Gas Utilities	6.05% (L + 425,1.00% Floor)	10/1/25	$9,900,000	$9,858,632	$9,875,250
On Location Events, LLC, First Lien Term Loan	Leisure Products	6.98% (L + 500,1.00% Floor)	9/29/21	19,361,455	19,248,305	19,361,455
Premise Health Holding Corp., Delayed Draw Term Loan(3)	Health Care Providers & Services	5.44% (L + 350)	7/10/25	—	(1,216)	(8,615)
Premise Health Holding Corp., First Lien Term Loan	Health Care Providers & Services	5.44% (L + 350)	7/10/25	7,145,451	7,115,692	7,038,269
Pretium Packaging, LLC, First Lien Term Loan	Containers & Packaging	6.91% (L + 500,1.00% Floor)	11/14/23	14,737,501	14,655,963	14,590,126
Protective Industrial Products, Inc., Delayed Draw Term Loan	Commercial Services & Supplies	6.26% (L + 450,1.00% Floor)	1/31/24	2,602,174	2,579,253	2,576,152
Protective Industrial Products, Inc., First Lien Term Loan	Commercial Services & Supplies	6.30% (L + 450,1.00% Floor)	1/31/24	13,299,470	13,234,305	13,166,475
PVHC Holding Corp., Delayed Draw Term Loan(3)	Containers & Packaging	6.69% (L + 475)	8/2/24	—	(6,544)	(102,750)
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	6.69% (L + 475)	8/2/24	10,497,125	10,454,628	9,709,841
Q Holding Company, First Lien Term Loan	Chemicals	6.80% (L + 500,1.00% Floor)	12/31/23	9,695,802	9,651,759	9,695,802
Research Now Group, LLC, First Lien Term Loan	IT Services	7.41% (L + 550,1.00% Floor)	12/20/24	4,464,896	4,422,131	4,458,198
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	7.70% (L + 550,1.00% Floor)	6/28/24	277,930	270,271	277,930
TLE Holdings, LLC, First Lien Term Loan	Professional Services	7.30% (L + 550,1.00% Floor)	6/28/24	3,940,380	3,909,047	3,940,380
Total					$267,274,735	$259,462,901

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

Below is certain summarized financial information for Senior Loan Partners as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018:

Selected Balance Sheet Information

	December 31, 2020	December 31, 2019
Investments, at fair value (cost $43,959,430 and $267,274,735)	$35,521,942	$259,462,901
Cash and cash equivalents	7,862,709	61,586,220
Other assets	233,626	4,045,743
Total assets	$43,618,277	$325,094,864
Debt	—	217,504,560
Distribution payable	110,102	2,596,676
Interest and credit facility fees payable	—	763,907
Other accrued expenses and payables	978,459	379,908
Total liabilities	$1,088,561	$221,245,051
Members’ equity	42,529,716	103,849,813
Total liabilities and members’ equity	$43,618,277	$325,094,864

Selected Statement of Operations Information

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Total Investment income	$13,648,848	$24,605,503	$20,652,567
Interest and credit facility fees	6,038,407	11,015,180	8,700,894
Other fees and expenses	727,424	794,317	1,151,016
Total expenses	$6,765,831	$11,809,497	$9,851,910
Net investment income (loss)	$6,883,017	$12,796,006	$10,800,657
Net realized and unrealized appreciation (depreciation)	(19,118,305)	(6,932,650)	(1,995,157)
Realized losses on extinguishment of debt	(1,701,771)	—	—
Net increase (decrease) in members' capital	$(13,937,059)	$5,863,356	$8,805,500

For the years ended December 31, 2020 and 2019, the Company’s share of net estimated taxable income from Senior Loan Partners was $5.9 million and $10.9 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations. As of December 31, 2020 and 2019, $0.1 million and $2.2 million, respectively, was included in interest, dividends and fees receivable on the Company’s Consolidated Statements of Assets and Liabilities.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2020 and 2019.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2020 and 2019, represents 0.05% and 0.02% of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2020 and 2019, reflect the volume of derivative activity throughout the periods presented.

7. Debt

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As of December 31, 2020 and 2019, the Company’s asset coverage was 271% and 235%, respectively.

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

The Company’s outstanding debt as of December 31, 2020 and 2019 was as follows:

	As of
	December 31, 2020					December 31, 2019
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$300,000,000	(2)	$38,800,000	$38,800,000		$340,000,000	(2)	$174,400,000	$174,400,000
2022 Convertible Notes	143,750,000		143,750,000	140,998,037	(3)	143,750,000		143,750,000	139,169,694	(4)
	$443,750,000		$182,550,000	$179,798,037		$483,750,000		$318,150,000	$313,569,694

(1)	Subject to borrowing base and leverage restrictions.
(2)

Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $375,000,000 effective May 22, 2020 (or $750,000,000 prior to May 22, 2020).

(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $1,391,607 and $1,360,356, respectively, as of December 31, 2020.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less an unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $2,282,302 and $2,298,004, respectively, as of December 31, 2019.

At December 31, 2020, the Company had $38,800,000 drawn on the Credit Facility as compared to $174,400,000 at December 31, 2019. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $261,200,000 at December 31, 2020 and $165,600,000 at December 31, 2019. The Company’s average outstanding debt balance during the years ended December 31, 2020, 2019 and 2018 was $310,955,762, $249,099,570, and $241,446,017, respectively. The maximum amounts borrowed during the years ended December 31, 2020, 2019 and 2018 was $356,304,028, $313,569,694, and $329,042,847, respectively.

Amortization of $1,977,676, $1,597,772 and $1,649,290 related to debt issuance costs are included in interest and credit facility fees within the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the years ended December 31, 2020, 2019 and 2018 was 4.80%, 5.80% and 5.79%, respectively, exclusive of commitment fees of $573,692, $1,025,759 and $1,187,897, respectively. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40% (0.375% prior to May 22, 2020).

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

At December 31, 2020 the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On October 29, 2019, the Company’s Board of Directors renewed the authorization for the Company to purchase up to a total of 5,000,000 shares, effective until the earlier of November 3, 2020 or such time that all of the authorized shares have been repurchased (the “October 2019 Repurchase Plan”). On November 3, 2020, the October 2019 Repurchase Plan expired with 4,013,446 shares remaining unpurchased. On November 3, 2020, the Company’s Board of Directors authorized the Company to purchase up to a total of 7,500,000 shares, effective until the earlier of November 2, 2021 or such time that all of the authorized shares have been repurchased. As of December 31, 2020, 7,500,000 shares remained available for repurchase.

During the years ended December 31, 2020, 2019, and 2018, the Company purchased a total of 986,554, 85,543, and 4,162,635 shares, respectively, of its common stock on the open market for $3,627,604, $469,227 and $24,465,526, respectively, including brokerage commissions. Since inception of the original repurchase plan through December 31, 2020, the Company has purchased 10,011,586 shares of its common stock on the open market for $66,296,859, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the years ended December 31, 2020, 2019 and 2018, declared distributions to common shareholders were as follows:

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1) (2)
March 31, 2020	$9,543,152	$—		$9,543,152	$719,692
June 30, 2020	1,363,314	5,450,680	(4)	6,813,994	638,560
September 30, 2020	1,403,889	5,613,339	(5)	7,017,228	—	(4)(5)
December 31, 2020	1,446,700	5,784,451	(6)	7,231,151	—	(6)
Total	$13,757,055	$16,848,470		$30,605,525	$1,358,252

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1) (3)
March 31, 2019	$12,390,525	$—		$12,390,525	$1,002,900
June 30, 2019	12,390,526	—		12,390,526	985,662
September 30, 2019	9,637,075	—		9,637,075	971,119
December 31, 2019	9,637,080	—		9,637,080	747,147
Total	$44,055,206	$—		$44,055,206	$3,706,828

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

(6) Declared distribution in newly issued common shares includes $794,677 of distribution reinvested through 100% stock election for the dividend paid on 12/30/2020.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2020 and December 31, 2019. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2020 and 2019, the Company was obligated to existing portfolio companies for unfunded commitments of $24.3 million and $23.8 million, respectively. Of the $24.3 million total unfunded commitments at December 31, 2020, $4.2 million was on our aggregate $66.1 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at December 31, 2020 and 2019 was $22.2 million and $22.4 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying and fair values of the Company’s outstanding debt as of December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$38,800,000	$35,696,000	$174,400,000	$165,680,000
2022 Convertible Notes	140,998,037	143,210,938	139,169,694	144,109,375
Total	$179,798,037	$178,906,938	$313,569,694	$309,789,375

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at December 31, 2020 and 2019 in determining such fair values:

		Fair Value Inputs at December 31, 2020
	Fair Value at December 31, 2020	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$1,098,500	$—	$—	$1,098,500
Unsecured debt	22,850,000	—	—	22,850,000
Subordinated debt	37,625,000	—	—	37,625,000
Senior secured loans	369,000,288	—	15,348,733	353,651,555
Preferred stock	7,277,210	—	—	7,277,210
Common stock	—	—	—	—
Limited partnership/limited liability company interests	4,870,459	—	—	4,870,459
Equity warrants/options	153,760	—	—	153,760
Investment measured at net asset value(1)	36,150,259	—	—	—
Total investments	479,025,476	—	15,348,733	427,526,484
Cash and cash equivalents	23,332,831	23,332,831	—	—
Total	$502,358,307	$23,332,831	$15,348,733	$427,526,484

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

The valuation techniques used at December 31, 2020 and 2019 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the year ended December 31, 2020 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2019	Accretion/ (Amortization) of Premium/ (Discount)—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or (Depreciation) before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or (out) of Level 3	Fair Value at December 31, 2020
Senior secured notes	$9,186,817	$2,793	$(24,503,088)	$15,441,978	$970,000	$—	$—	$1,098,500
Unsecured debt	127,288,981	—	—	(20,438,786)	32,910,694	(116,910,889)	—	22,850,000
Subordinated debt	40,237,500	—	—	—	5,000,000	(7,612,500)	—	37,625,000
Senior secured loans	390,746,388	1,215,525	(37,049,653)	(1,086,439)	101,064,674	(104,742,977)	3,504,037	353,651,555
Preferred stock	40,037,370	—	(11,131,076)	(24,958,615)	3,479,531	(150,000)	—	7,277,210
Common stock	10,611,550	—	—	(10,611,550)	—	—	—	—
Limited partnership/LLC Interest	7,080,026	—	—	(306,442)	—	(1,903,125)	—	4,870,459
Equity warrants/options	96,801	—	—	42,155	14,804	—	—	153,760
Total investments	$625,285,433	$1,218,318	$(72,683,817)	$(41,917,699)	$143,439,703	$(231,319,491)	$3,504,037	$427,526,484

The following is a reconciliation for the year ended December 31, 2019 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2018	Accretion/ (Amortization) of Premium/ (Discount)—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or (Depreciation) before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or (out) of Level 3	Fair Value at December 31, 2019
Senior secured notes	$23,630,813	$34,420	$—	$(16,074,994)	$1,596,578	$—	$—	$9,186,817
Unsecured debt	118,807,277	—	—	—	68,308,919	(59,827,215)	—	127,288,981
Subordinated debt	40,000,000	—	—	—	3,500,000	(3,262,500)	—	40,237,500
Senior secured loans	289,871,384	566,976	(24,207,417)	23,127,634	216,717,867	(100,330,056)	(15,000,000)	390,746,388
Preferred stock	45,150,030	—	(879,673)	(3,319,342)	683,745	(1,597,390)	—	40,037,370
Common stock	10,611,548	—	13,598	—	—	(13,596)	—	10,611,550
Limited partnership/LLC Interest	141,854,954	—	533,264	12,821,300	1,628,591	(58,241,417)	(91,516,666)	7,080,026
Equity warrants/options	—	—	(444,450)	440,707	100,544	—	—	96,801
Total investments	$669,926,006	$601,396	$(24,984,678)	$16,995,305	$292,536,244	$(223,272,174)	$(106,516,666.0)	$625,285,433

There was a transfer out of Level 2 and into Level 3 of $3,504,037 during the year ended December 31, 2020, due to a decrease of observable market activity for the one investment. There was a transfer out of Level 3 and into Level 2 of $15,000,000 during the year ended December 31, 2019, due to an increase of observable market activity for one investment. In addition, there was a transfer out of Level 3 of $91,516,666 during the year ended December 31, 2019, attributable to BCIC Senior Loan Partners, LLC measured at fair value using the net asset value practical expedient in accordance with ASC 820-10. Transfers between levels are recognized as of the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the years ended December 31, 2020, 2019 and 2018 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $(69,137,101), $(19,061,731) and $(68,362,449), respectively.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of December 31, 2020 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	1.75x	2.75x	2.25x
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	5.75x	6.25x	6.00x
Equity warrants/options(1)	n/a	n/a	n/a
Market Yields:
Senior secured notes	6.87%	7.37%	7.12%
Unsecured debt	11.88%	13.88%	12.88%
Subordinated debt	9.39%	9.39%	9.39%
Senior secured loans	9.91%	10.79%	10.35%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	0.90x	1.00x	0.95x
Senior secured loans	n/a	n/a	n/a
Preferred stock	0.80x	1.05x	1.00x
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	0.90x	1.00x	0.95x
Equity warrants/options	n/a	n/a	n/a
Revenue Multiples:
Senior secured loans	0.25x	0.30x	0.28x
Preferred stock	0.55x	0.75x	0.65x
Indicative Bid Quotes:
Senior secured loans	1	1	1

(1)

The aggregate fair value of warrants and options as of December 31, 2020 represents 0.05% of the Company’s net assets. The range of significant unobservable inputs for warrants and options were as follows:

Equity warrants/options	Low	High	Weighted Average
Option Pricing Model:
Revenue Multiple	3.93x	4.38x	4.15x
Implied Volatility	51.0%	60.0%	55.5%
Term	1.6 years	2.5 years	2.1 years

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of consolidated financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2020.

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Per Share Data:
Net asset value, beginning of period	$6.33	$7.07	$7.83	$8.21	$10.17
Net investment income	0.49	0.61	0.66	0.75	0.74
Net realized and unrealized gain (loss)	(1.98)	(0.71)	(0.79)	(0.44)	(1.90)
Realized losses on extinguishment of debt	—	—	—	0.02	—
Total from investment operations	(1.49)	(0.10)	(0.13)	0.29	(1.16)
Distributions to stockholders, excluding tax return of capital	(0.32)	(0.63)	(0.70)	(0.72)	(0.84)
Tax Return of capital	(0.12)	(0.01)	(0.02)	—	—
Total distributions	(0.44)	(0.64)	(0.72)	(0.72)	(0.84)
Purchases of treasury stock at prices below net asset value	0.03	—	0.09	—	0.05
Equity component of convertible notes	—	—	—	0.06	—
Issuance/reinvestment of stock at prices (below) net asset value	(0.20)	—	—	(0.01)	(0.01)
Net increase (decrease) in net assets	(2.10)	(0.74)	(0.76)	(0.38)	(1.96)
Net asset value, end of period	$4.23	$6.33	$7.07	$7.83	$8.21
Market price, end of period	$2.69	$4.97	$5.29	$6.23	$6.96
Total return(1)	(35.70)%	5.32%	(4.44)%	(0.61)%	(18.10)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(2)(3)	4.84%	4.39%	3.90%	4.04%	6.97%
Ratio of interest and other debt related expenses to average net assets(2)	4.35%	3.31%	2.80%	3.06%	2.48%
Ratio of total expenses to average net assets(2)(3)	9.19%	7.70%	6.70%	7.10%	9.45%
Ratio of net investment income to average net assets(2)	9.56%	8.91%	8.72%	9.27%	8.06%
Net assets, end of period	$315,010,277	$435,608,981	$487,020,154	$571,099,932	$596,320,369
Average debt outstanding	$310,955,762	$249,099,570	$241,446,017	$297,575,896	$361,314,732
Weighted average shares outstanding	69,801,849	68,836,590	71,373,570	72,983,354	72,757,978
Average debt per share(4)	$4.45	$3.62	$3.38	$4.08	$4.97
Portfolio turnover	21%	25%	40%	28%	32%
Yield on total portfolio at cost	7.4%	9.4%	9.7%	8.7%	9.2%

(1)

Total return is based on the change in market price per share during the respective periods. Total return calculations take into account distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan and do not reflect brokerage commissions. Total return is not annualized.

(2)	Annualized.
(3)

Ratio including incentive fee based on income waiver for the years ended December 31, 2020, 2019, 2018, and 2017 (see Note 3 for more detail).  Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 6.60%, 5.86%, 5.46%, and 5.39% for the years ended December 31, 2020, 2019, 2018, and 2017 respectively. The ratio of total expenses to average net assets would be 10.95%, 9.17%, 8.26% and 8.45% for the same respective periods.

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

	December 31, 2020	December 31, 2019	December 31, 2018
Paid-in capital in excess of par	$—	$(3,425,904)	$(4,387,294)
(Increase) decrease in distributable earnings (losses)	—	3,425,904	4,387,294

The following table reconciles net increase (decrease) in net assets resulting from operations to taxable income for the years ended December 31, 2020, 2019, and 2018:

	December 31, 2020	December 31, 2019	December 31, 2018
Net increase (decrease) in net assets resulting from operations	$(103,852,603)	$(6,886,740)	$(9,162,162)
Net unrealized (appreciation) depreciation not taxable	22,087,857	23,909,509	10,654,682
Current year net capital (gains) losses	155,551,717	23,613,827	85,446,388
Losses not currently taxable	(39,563,484)	1,271,414	(39,507,433)
Other book/tax differences	(2,616,280)	4,483,641	(3,059,969)
Amortization of organizational costs	(5,703)	(3,804)	(3,804)
Taxable income before deductions for distributions	$31,601,504	$46,387,847	$44,367,702

Components of accumulated net losses on a tax basis and reconciliation to accumulated net losses on a book basis:

	December 31, 2020	December 31, 2019	December 31, 2018
Net unrealized appreciation (depreciation)	$(129,340,535)	$(107,252,678)	$(83,343,165)
Differences between book and tax loss on investments	24,857,037	(17,322,727)	(14,993,579)
Dividends payable	—	(9,637,075)	(12,552,212)
Capital loss carryforward (a)	(372,373,557)	(216,821,840)	(193,208,013)
Expenses not currently deductible	—	(5,703)	(9,504)
Total accumulated losses—net, book basis	$(476,857,055)	$(351,040,023)	$(304,106,473)

(a)	Capital Loss Carryover is available to offset futures realized gains and not subject to expiration.

At December 31, 2020 and 2019, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2020	December 31, 2019
Tax cost	$579,287,363	$870,235,474
Gross unrealized appreciation	52,886,528	1,354,674
Gross unrealized depreciation	(153,148,415)	(121,731,067)
Total investments, at fair market value	$479,025,476	$749,859,081

The tax character of distributions declared for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
Ordinary income	$21,964,429	$43,472,714	$50,000,494
Tax return of capital	8,641,096	582,492	1,268,145
Total distributions	$30,605,525	$44,055,206	$51,268,639

Important Tax Information (Unaudited)

During the fiscal year ended December 31, 2020, the following information is provided with respect to the ordinary income distributions paid by the Company.

Qualified Dividend Income for Individuals(1)	$2,339,934
Dividends Qualifying for the Dividend Received Deduction for Corporations(2)	7.40%
Interest Related Dividends for Non-U.S. Residents(3)	$17,998,707

(1)	The Company hereby designates the above maximum amounts allowable by law.
(2)	For corporate shareholders, represents the percentage of ordinary income distributions paid during the fiscal year that qualified for the dividends-received deduction.
(3)	Represents the maximum amount allowable as interest-related dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

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

The Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The statute of limitations on the Company’s U.S. federal income tax returns remains open for each of the three years ended December 31, 2020. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

13. Selected quarterly financial data (unaudited)

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss) after Taxes	Net Increase (Decrease) in Net Assets Resulting from Operations	Basic Earnings (Loss) per Common Share	Diluted Earnings (Loss) per Common Share	Net Asset Value per Common Share at End of Quarter
	(Dollars in thousands, except per share data)
December 31, 2020	$14,611	$7,308	$2,592	$9,900	$0.14	$0.14	$4.23
September 30, 2020	16,302	8,527	(35,691)	(27,164)	(0.39)	(0.39)	4.24
June 30, 2020	17,503	8,766	(36,161)	(27,395)	(0.40)	(0.40)	4.84
March 31, 2020	18,699	9,622	(68,816)	(59,194)	(0.86)	(0.86)	5.35
December 31, 2019	19,191	9,637	(11,211)	(1,574)	(0.02)	(0.02)	6.33
September 30, 2019	19,956	9,637	(22,329)	(12,692)	(0.18)	(0.18)	6.49
June 30, 2019	19,656	11,230	(21,819)	(10,589)	(0.15)	(0.15)	6.82
March 31, 2019	19,315	11,404	6,565	17,969	0.26	0.24	7.15
December 31, 2018	20,718	11,784	(44,206)	(32,422)	(0.46)	(0.46)	7.07
September 30, 2018	21,009	12,486	7,519	20,005	0.28	0.25	7.66
June 30, 2018	21,305	11,538	(7,367)	4,171	0.06	0.06	7.56
March 31, 2018	20,836	11,623	(12,539)	(916)	(0.01)	(0.01)	7.65

Figures may not total due to rounding.

14. Senior Securities

Information about our senior securities is shown in the following table as of each December 31 since 2011, unless otherwise noted. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (in 000’s)	Asset Coverage per Unit(5)	Involuntary Liquidating Preference Per Unit(6)	Average Market Value Per Unit(7)
Credit Facility(1)
Fiscal 2020 (as of December 31, 2020)	$38,800	$2,706	$—	N/A
Fiscal 2019 (as of December 31, 2019)	$174,400	$2,352	$—	N/A
Fiscal 2018 (as of December 31, 2018)	$49,000	$3,542	$—	N/A
Fiscal 2017 (as of December 31, 2017)	$16,000	$3,655	$—	N/A
Fiscal 2016 (as of December 31, 2016)	$190,000	$2,754	$—	N/A
Fiscal 2015 (as of December 31, 2015)	$60,000	$3,023	$—	N/A
Fiscal 2014 (as of December 31, 2014)	$144,000	$2,713	$—	N/A
Fiscal 2013 (as of December 31, 2013)	$179,000	$2,460	$—	N/A
Fiscal 2012 (as of December 31, 2012)	$171,850	$2,952	$—	N/A
Fiscal 2011 (as of December 31, 2011)	$168,000	$3,009	$—	N/A

Convertible Notes Due 2022(1)
Fiscal 2020 (as of December 31, 2020)	$143,750	$2,706	$—	N/A
Fiscal 2019 (as of December 31, 2019)	$143,750	$2,352	$—	N/A
Fiscal 2018 (as of December 31, 2018)	$143,750	$3,542	$—	N/A
Fiscal 2017 (as of December 31, 2017)	$143,750	$3,665	$—	N/A

Convertible Notes Due 2018(2)
Fiscal 2020 (as of December 31, 2020)	N/A	N/A	$—	N/A
Fiscal 2019 (as of December 31, 2019)	N/A	N/A	$—	N/A
Fiscal 2018 (as of December 31, 2018)	N/A	N/A	$—	N/A
Fiscal 2017 (as of December 31, 2017)	$55,041	$3,665	$—	N/A
Fiscal 2016 (as of December 31, 2016)	$115,000	$2,754	$—	N/A
Fiscal 2015 (as of December 31, 2015)	$115,000	$3,023	$—	N/A
Fiscal 2014 (as of December 31, 2014)	$115,000	$2,713	$—	N/A
Fiscal 2013 (as of December 31, 2013)	$115,000	$2,460	$—	N/A

Senior Secured Notes(3)
Fiscal 2020 (as of December 31, 2020)	N/A	N/A	$—	N/A
Fiscal 2019 (as of December 31, 2019)	N/A	N/A	$—	N/A
Fiscal 2018 (as of December 31, 2018)	N/A	N/A	$—	N/A
Fiscal 2017 (as of December 31, 2017)	N/A	N/A	$—	N/A
Fiscal 2016 (as of December 31, 2016)	$17,000	$2,754	$—	N/A
Fiscal 2015 (as of December 31, 2015)	$175,000	$3,023	$—	N/A
Fiscal 2014 (as of December 31, 2014)	$175,000	$2,713	$—	N/A
Fiscal 2013 (as of December 31, 2013)	$175,000	$2,460	$—	N/A
Fiscal 2012 (as of December 31, 2012)	$175,000	$2,952	$—	N/A
Fiscal 2011 (as of December 31, 2011)	$175,000	$3,009	$—	N/A

Term Loan(4)
Fiscal 2020 (as of December 31, 2020)	N/A	N/A	$—	N/A
Fiscal 2019 (as of December 31, 2019)	N/A	N/A	$—	N/A
Fiscal 2018 (as of December 31, 2018)	N/A	N/A	$—	N/A
Fiscal 2017 (as of December 31, 2017)	N/A	N/A	$—	N/A
Fiscal 2016 (as of December 31, 2016)	$15,000	$2,754	$—	N/A
Fiscal 2015 (as of December 31, 2015)	$15,000	$3,023	$—	N/A
Fiscal 2014 (as of December 31, 2014)	$15,000	$2,713	$—	N/A
Fiscal 2013 (as of December 31, 2013)	$10,000	$2,460	$—	N/A

(1)	For further information on the Company’s Credit Facility and Convertible Notes Due 2022, refer to Note 7 of the consolidated financial statements.

(2)

On February 19, 2013, the Company closed a private offering of $100.0 million in aggregate principal amount of 5.50% unsecured convertible senior notes due 2018 (the “Convertible Notes”). The initial purchasers of the Convertible Notes fully exercised their overallotment option and purchased an additional $15.0 million in aggregate principal amount of the Convertible Notes. The closing of the overallotment option took place on March 4, 2013. With the exercise of the overallotment option, a total of $115.0 million in aggregate principal amount of the Convertible Notes was sold. Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $111.3 million. The Convertible Notes were only offered to qualified institutional buyers as defined in the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 144A under the Securities Act. The Convertible Notes were unsecured and bore interest at a rate of 5.50% per year, payable semi-annually in arrears. In certain circumstances and during certain periods, the Convertible Notes were convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 86.0585 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $11.62 per share of the Company’s common stock, subject to defined anti-dilution adjustments. The Company did not have the right to redeem the Convertible Notes prior to maturity. On September 27, 2017, the Company purchased $60.0 million in aggregate principal amount of its existing $115.0 million Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1,015 per $1,000 principal amount of notes purchased, plus accrued and unpaid interest, using borrowings under the Credit Facility and cash on hand. All Convertible Notes purchased in the tender offer were retired, cancelled, and no longer outstanding under the indenture. The aggregate purchase price of the Convertible Notes was $60.9 million, plus approximately $0.1 million of reacquisition costs, for a total reacquisition price of $61.0 million, excluding $0.4 million of interest expense. The net carrying amount of the Convertible Notes purchased in the tender offer at the time of purchase was $59.8 million, net of unamortized debt issuance costs and unamortized discount. As such, in accordance with ASC 470-50, Debt – Modifications and Extinguishments, the difference between the reacquisition price and the net carrying amount of the Convertible Notes was recorded as a $1.3 million loss on extinguishment of debt. On February 15, 2018, the remaining Convertible Notes of $55.0 million matured and the Company paid the principal and interest in cash.

(3)

On January 18, 2011, the Company closed a private placement issuance of $17.0 million in aggregate principal amount of seven-year senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. The $158.0 million five-year, senior secured notes matured on January 18, 2016 and were repaid using proceeds from the Company’s Credit Facility. On April 17, 2017, the Company redeemed the $17.0 million aggregate principal amount of 6.60% senior secured notes due 2018, using proceeds from the Credit Facility. The notes were prepaid at 100% of the principal amount, plus accrued and unpaid interest through the prepayment date, as well as $0.7 million make-whole premium.

(4)

On February 19, 2016, the Company entered into an Amended and Restated Senior Secured Term Loan Credit Agreement (the “Term Loan”) which has a principal amount of $15.0 million. The Term Loan has a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder is generally LIBOR plus an applicable margin of 3.25%. On June 22, 2017, the Term Loan was repaid.

(5)

The asset coverage ratio for senior securities representing indebtedness is calculated as our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(6)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(7)	Not applicable, as senior securities are not registered for public trading.

15. Subsequent events

On March 2, 2021, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on April 7, 2021 to stockholders of record at the close of business on March 17, 2021.

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
James E. Keenan
Interim Chief Executive Officer

March 3, 2021

Each of the officers and directors of BlackRock Capital Investment Corporation whose signature appears below, in so signing, also makes, constitutes and appoints each of James E. Keenan and Abby Miller, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

/s/	JAMES E. KEENAN	Interim Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 3, 2021
James E. Keenan

/s/	NIK SINGHAL	President	March 3, 2021
Nik Singhal

/s/	ABBY MILLER	Chief Financial Officer and Treasurer	March 3, 2021
	Abby Miller	(principal financial and accounting officer)

/s/	JOHN R. BARON	Director	March 3, 2021
John R. Baron

/s/	JERROLD B. HARRIS	Director	March 3, 2021
Jerrold B. Harris

/s/	WILLIAM E. MAYER	Director	March 3, 2021
William E. Mayer

/s/	MERIDEE A. MOORE	Director	March 3, 2021
Meridee A. Moore

/s/	MAUREEN K. USIFER	Director	March 3, 2021
Maureen K. Usifer

S-1