Form 10-Q
period 2021-03-31
BlackRock Capital Investment Corp
filed 2021-04-29
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at April 29, 2021 was 74,151,860.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $387,616,446 and $369,079,320)	$383,363,814	$354,957,936
Non-controlled, affiliated investments (cost of $5,003,838 and $20,927,907)	4,010,216	13,099,313
Controlled investments (cost of $170,522,225 and $216,768,227)	70,955,491	110,968,227
Total investments at fair value (cost of $563,142,509 and $606,775,454)	458,329,521	479,025,476
Cash and cash equivalents	7,059,117	23,332,831
Receivable for investments sold	14,550,947	5,439,507
Interest, dividends and fees receivable	1,936,263	2,138,304
Deferred debt issuance costs	1,234,532	1,374,115
Prepaid expenses and other assets	372,905	409,357
Total Assets	$483,483,285	$511,719,590
Liabilities
Debt (net of deferred issuance costs of $1,129,787 and $1,360,356)	$141,460,295	$179,798,037
Interest and credit facility fees payable	2,394,164	502,682
Distributions payable	7,441,594	—
Base management fees payable	1,799,766	2,313,447
Incentive management fees payable	1,849,597	1,849,597
Payable for investments purchased	3,273,993	9,193,917
Accrued administrative services	322,115	389,064
Other accrued expenses and payables	2,041,799	2,662,569
Total Liabilities	160,583,323	196,709,313
Commitments and Contingencies (See Note 9)
Net Assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,478,251 and 84,478,251 issued and 74,210,603 and 74,466,665 outstanding	84,478	84,478
Paid-in capital in excess of par	858,079,713	858,079,713
Distributable earnings (losses)	(468,097,644)	(476,857,055)
Treasury stock at cost, 10,267,648 and 10,011,586 shares held	(67,166,585)	(66,296,859)
Total Net Assets	322,899,962	315,010,277
Total Liabilities and Net Assets	$483,483,285	$511,719,590
Net Asset Value Per Share	$4.35	$4.23

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Investment Income:
Non-controlled, non-affiliated investments:
Cash interest income	$8,049,250	$8,121,923
PIK interest income	780,679	1,095,431
Fee income	146,032	46,167
Total investment income from non-controlled, non-affiliated investments	8,975,961	9,263,521
Non-controlled, affiliated investments:
Cash interest income	11,867	125,474
PIK interest income	119,029	108,831
Cash dividend income	71,500	—
Fee income	—	1,435
Total investment income from non-controlled, affiliated investments	202,396	235,740
Controlled investments:
Cash interest income	583,200	5,415,835
PIK interest income	—	873,508
Cash dividend income	511,067	2,907,503
Fee income	—	3,187
Total investment income from controlled investments	1,094,267	9,200,033
Total investment income	10,272,624	18,699,294
Expenses:
Base management fees	1,799,766	3,295,687
Incentive management fees	—	1,924,398
Interest and credit facility fees	2,753,096	4,212,274
Professional fees	412,159	525,012
Administrative services	322,115	313,561
Director fees	153,125	184,750
Investment advisor expenses	87,500	87,500
Other	554,646	458,523
Total expenses, before incentive management fee waiver	6,082,407	11,001,705
Incentive management fee waiver (See Note 3)	—	(1,924,398)
Expenses, net of incentive management fee waiver	6,082,407	9,077,307
Net Investment Income	4,190,217	9,621,987
Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled, non-affiliated investments	(646,274)	5,485
Non-controlled, affiliated investments	(7,989,591)	(1,535,092)
Controlled investments	(2,290,143)	—
Net realized gain (loss)	(10,926,008)	(1,529,607)
Net change in unrealized appreciation (depreciation) on:
Non-controlled, non-affiliated investments	9,868,556	(27,026,956)
Non-controlled, affiliated investments	6,834,973	(8,280,114)
Controlled investments	6,137,248	(31,402,329)
Foreign currency translation	96,019	(576,649)
Net change in unrealized appreciation (depreciation)	22,936,796	(67,286,048)
Net realized and unrealized gain (loss)	12,010,788	(68,815,655)
Net Increase (Decrease) in Net Assets Resulting from Operations	$16,201,005	$(59,193,668)
Net Investment Income Per Share—basic	$0.06	$0.14
Earnings (Loss) Per Share—basic	$0.22	$(0.86)
Weighted Average Shares Outstanding—basic	74,436,429	68,613,956
Net Investment Income Per Share—diluted	$0.06	$0.14
Earnings (Loss) Per Share—diluted	$0.20	$(0.86)
Weighted Average Shares Outstanding—diluted (See Note 4)	91,430,166	85,607,693
Distributions Declared Per Share	$0.10	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Assets at December 31	$315,010,277	$435,608,981
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	4,190,217	9,621,987
Net realized gain (loss)	(10,926,008)	(1,529,607)
Net change in unrealized appreciation (depreciation) before taxes	22,936,796	(67,286,048)
Net increase (decrease) in net assets resulting from operations	16,201,005	(59,193,668)
Distributions to Stockholders from(1):
Net investment income	(4,190,217)	(9,543,152)
Return of capital	(3,251,377)	—
Total distributions to stockholders	(7,441,594)	(9,543,152)
Capital Share Transactions:
Purchases of treasury stock	(869,726)	(3,627,604)
Total Increase (Decrease) in Net Assets	7,889,685	(72,364,424)
Net Assets at March 31	$322,899,962	$363,244,557
Capital Share Activity:
Purchases of treasury stock	(256,062)	(986,554)
Net increase (decrease) in shares outstanding	(256,062)	(986,554)

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating Activities:
Net increase (decrease) in net assets resulting from operations	$16,201,005	$(59,193,668)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations:
PIK interest, dividends and fees	(899,708)	(2,077,770)
Net amortization on investments	(390,583)	(190,304)
Amortization of debt issuance costs and discount	601,842	618,650
Net change in unrealized (appreciation) depreciation on investments	(22,840,777)	66,709,399
Net change in unrealized (appreciation) depreciation on foreign currency translation	(96,019)	576,649
Net realized (gain) loss on investments	10,926,008	1,529,607
Changes in operating assets:
Purchase of investments	(53,898,523)	(35,542,803)
Proceeds from disposition of investments	87,967,775	37,255,503
Change in receivable for investments sold	(9,111,440)	1,167,800
Change in interest, dividends and fees receivable	129,822	701,529
Change in prepaid expenses and other assets	36,452	111,681
Changes in operating liabilities:
Change in interest and credit facility fees payable	1,891,482	1,705,861
Change in base management fees payable	(513,681)	44,493
Change in payable for investments purchased	(5,919,924)	(6,830,000)
Change in accrued administrative services	(66,949)	(58,846)
Change in other accrued expenses and payables	(620,770)	344,163
Net cash provided by (used in) operating activities	23,396,012	6,871,944
Financing Activities:
Distributions paid in cash	—	(9,637,075)
Proceeds from debt	3,000,000	50,000,000
Repayments of debt	(41,800,000)	(56,000,000)
Purchase of treasury stock	(869,726)	(3,627,604)
Net cash provided by (used in) financing activities	(39,669,726)	(19,264,679)
Net increase (decrease) in cash and cash equivalents	(16,273,714)	(12,392,735)
Cash and cash equivalents, beginning of period	23,332,831	14,678,878
Cash and cash equivalents, end of period	$7,059,117	$2,286,143
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during period for:
Interest	$57,432	$1,684,343
Taxes	$20,050	$28,050

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2021

(Unaudited)

Portfolio Company(q)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Senior Secured Notes—0.62%
Advanced Lighting Technologies, LLC, Second Lien(d)(j)(t)	Electrical Equipment	23.00% (L + 600, 1.00% Floor Cash / 16.00% PIK)	3/16/27	$1,871,855	$935,927	$935,927
Calceus Acquisition, Inc., First Lien	Specialty Retail	9.75%	2/19/25	1,000,000	974,144	1,074,300
Total Senior Secured Notes					1,910,071	2,010,227
Unsecured Debt—6.88%
Gordon Brothers Finance Company(g)(t)	Diversified Financial Services	12.00% (L + 1100, 1.00% Floor)	10/31/21	41,861,533	41,861,533	22,226,000
Total Unsecured Debt					41,861,533	22,226,000
Subordinated Debt—1.55%
Callodine Commercial Finance, LLC(v)	Diversified Financial Services	8.70% (L + 850)	11/30/24	5,000,000	5,000,000	5,000,000
Total Subordinated Debt					5,000,000	5,000,000
Senior Secured Loans—121.10%(e)
2-10 Holdco, Inc., First Lien	Diversified Financial Services	6.75% (L + 600, 0.75% Floor)	3/26/26	2,987,318	2,927,749	2,942,508
2-10 Holdco, Inc., Incremental First Lien	Diversified Financial Services	6.75% (L + 600, 0.75% Floor)	3/26/26	4,180,018	4,096,634	4,117,318
2-10 Holdco, Inc., Revolving Term Loan(o)(u)	Diversified Financial Services	6.75% (L + 600, 0.75% Floor)	3/26/26	—	(6,628)	(4,990)
ALCV Purchaser, Inc., First Lien	Automobiles	7.75% (L + 675, 1.00% Floor)	2/25/26	3,201,324	3,153,304	3,153,304
ALCV Purchaser, Inc., Revolving Term Loan(o)(u)	Automobiles	7.75% (L + 675, 1.00% Floor)	2/25/26	—	(3,501)	(3,501)
AmeriLife Holdings, LLC, Second Lien	Insurance	9.50% (L + 850, 1.00% Floor)	3/18/28	6,697,322	6,576,378	6,670,532
AmeriLife Holdings, LLC, Incremental Second Lien	Insurance	9.50% (L + 850, 1.00% Floor)	3/18/28	2,337,744	2,298,867	2,328,393
Aretec Group, Inc., Second Lien(r)	Diversified Financial Services	8.36% (L+ 825)	10/1/26	3,563,440	3,526,833	3,508,883
Barri Financial Group, LLC, First Lien	Consumer Finance	9.06% (L + 775, 1.00% Floor)	10/23/24	7,260,596	7,125,125	7,333,202
Bluefin Holding, LLC, Second Lien	Software	7.86% (L+ 775)	9/6/27	4,809,535	4,747,354	4,857,631
Calceus Acquisition, Inc., First Lien	Specialty Retail	5.69% (L + 550)	2/12/25	233,117	222,063	215,633
Callodine Commercial Finance, LLC, First Lien	Diversified Financial Services	10.00% (L + 900, 1.00% Floor)	11/3/25	25,000,000	25,000,000	24,850,000
Callodine Commercial Finance, LLC, Delayed Draw Term Loan(o)(u)	Diversified Financial Services	10.00% (L + 900, 1.00% Floor)	11/3/25	—	—	(48,387)
CareATC, Inc., First Lien	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	4,703,455	4,646,609	4,750,489
CareATC, Inc., Revolving Term Loan(o)(u)	Health Care Technology	8.25% (L + 725, 1.00% Floor)	3/14/24	—	(4,172)	—
Diamondback Acquisition, Inc. et al, First Lien	Energy Equipment & Services	10.76% (L + 976, 1.00% Floor)	6/14/23	13,512,160	13,365,482	13,593,233
Dude Solutions Holdings Inc., First Lien	Professional Services	8.50% (L + 750, 1.00% Floor)	6/13/25	9,310,138	9,157,107	9,403,240
Dude Solutions Holdings Inc., Revolving Term Loan(o)(u)	Professional Services	8.50% (L + 750, 1.00% Floor)	6/13/25	—	(19,447)	—
FinancialForce.com, First Lien	Internet Software & Services	9.50% (L + 675, 2.75% Floor)	2/1/24	10,000,000	9,881,623	10,090,000
FinancialForce.com, Incremental First Lien(o)(u)	Internet Software & Services	9.50% (L + 675, 2.75% Floor)	2/1/24	—	(46,530)	45,000
GlobalTranz Enterprises LLC, Second Lien	Road & Rail	8.36% (L + 825)	5/15/27	10,808,429	10,633,175	9,976,180
Idera, Inc., Second Lien(r)	IT Services	7.50% (L + 675, 0.75% Floor)	2/4/29	2,867,296	2,845,943	2,850,580
IT Parent, LLC, First Lien	Insurance	7.25% (L + 625, 1.00% Floor)	10/1/26	1,745,625	1,713,761	1,754,353

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2021

(Unaudited)

Portfolio Company(q)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
IT Parent, LLC, Incremental First Lien	Insurance	7.25% (L + 625, 1.00% Floor)	10/1/26	$222,555	$218,133	$223,668
IT Parent, LLC, Revolving Term Loan(o)(u)	Insurance	7.25% (L + 625, 1.00% Floor)	10/1/26	—	(4,614)	—
JobandTalent USA, Inc., First Lien(h)(k)	Professional Services	9.75% (L + 875, 1.00% Floor)	2/17/25	7,200,000	7,061,425	7,171,200
JobandTalent USA, Inc., Delayed Draw Term Loan(h)(k)	Professional Services	9.75% (L + 875, 1.00% Floor)	2/17/25	2,400,000	2,353,381	2,390,400
Juul Labs, Inc., First Lien	Tobacco Related	9.50% (L + 800, 1.50% Floor)	8/2/23	13,182,747	13,102,672	13,090,468
Kaseya Traverse Inc., First Lien(d)	Software	8.00% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/2/25	4,139,143	4,082,344	4,159,838
Kaseya Traverse Inc., Incremental First Lien(d)	Software	8.00% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/2/25	96,386	94,606	96,868
Kaseya Traverse Inc., Delayed Draw Term Loan(d)	Software	8.00% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/2/25	484,428	481,715	486,850
Kaseya Traverse Inc., Incremental Delayed Draw Term Loan(d)(u)	Software	8.00% (L + 400, 1.00% Floor Cash / 3.00% PIK)	5/2/25	69,857	67,849	70,730
Kaseya Traverse Inc., Revolving Term Loan(u)	Software	7.50% (L + 650, 1.00% Floor)	5/2/25	164,770	160,047	164,770
Kellermeyer Bergensons Services, LLC, First Lien	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	1,613,562	1,601,841	1,629,698
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan A	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	354,984	352,111	358,534
Kellermeyer Bergensons Services, LLC, Delayed Draw Term Loan B(u)	Commercial Services & Supplies	7.50% (L + 650, 1.00% Floor)	11/7/26	92,545	92,605	97,441
Kemmerer Operations, LLC, First Lien(d)(f)	Metals & Mining	15.00% PIK	6/21/23	2,762,802	2,762,802	2,762,802
Kemmerer Operations, LLC, Delayed Draw Term Loan(d)(f)(u)	Metals & Mining	15.00% PIK	6/21/23	347,588	347,588	347,588
Live Auctioneers, LLC, First Lien	Internet & Catalog Retail	7.76% (L + 676, 1.00% Floor)	5/21/25	7,674,025	7,559,677	7,720,069
Live Auctioneers, LLC, Incremental First Lien	Internet & Catalog Retail	7.76% (L + 676, 1.00% Floor)	5/21/25	2,997,598	2,941,903	3,015,583
MBS OpCo LLC, First Lien	Media	10.00% (L + 900, 1.00% Floor)	12/29/22	14,512,500	14,512,500	14,331,094
MetricStream, Inc., First Lien	Internet Software & Services	9.00% (L +800, 1.00% Floor)	9/28/24	9,535,314	9,369,697	9,373,214
MetricStream, Inc., Incremental First Lien	Internet Software & Services	9.00% (L +800, 1.00% Floor)	9/28/24	1,466,971	1,437,673	1,442,033
NEP II, Inc., Second Lien(r)	Media	7.11% (L + 700)	10/19/26	3,131,760	2,852,367	2,868,160
Oasis Financial, LLC, Second Lien	Diversified Financial Services	9.50% (L + 850, 1.00% Floor)	7/5/26	5,000,000	4,904,958	4,930,000
One Sky Flight, LLC, First Lien	Airlines	8.50% (L + 750, 1.00% Floor)	12/27/24	6,937,500	6,798,878	7,006,875
Outcomes Group Holdings, Inc., Second Lien	Health Care Providers & Services	7.70% (L + 750)	10/26/26	5,769,231	5,759,563	5,769,231
Paragon Films, Inc., Second Lien	Containers & Packaging	9.50% (L + 850, 1.00% Floor)	3/29/26	21,000,000	20,682,567	20,685,000
Peter C. Foy & Associates Insurance Services, LLC, Delayed Draw Term Loan(o)(u)	Insurance	7.25% (L + 625, 1.00% Floor)	3/31/26	—	(33,163)	(67,756)
Paula's Choice Holdings, Inc., First Lien	Personal Products	7.25% (L + 625, 1.00% Floor)	11/17/25	7,701,563	7,501,499	7,547,531
Persado, Inc., Delayed Draw Term Loan	Internet Software & Services	8.80% (L + 700, 1.80% Floor)	2/1/25	1,562,500	1,550,538	1,545,313
Pico Quantitative Trading, LLC, First Lien	Capital Markets	8.75% (L + 725, 1.50% Floor)	2/7/25	500,000	482,151	505,000
Puppet, Inc., First Lien	IT Services	9.50% (L + 850, 1.00% Floor)	6/19/23	1,000,000	979,273	986,000
Quartz Holding Company, Second Lien	Internet Software & Services	8.11% (L + 800)	4/2/27	5,512,958	5,425,958	5,444,046

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2021

(Unaudited)

Portfolio Company(q)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Red Apple Stores Inc., Second Lien(g)(h)(k)	Multiline Retail	10.00%	8/1/24	$16,802,196	$16,802,197	$15,121,977
RigUp, Inc., Delayed Draw Term Loan	Professional Services	8.50% (L + 700, 1.50% Floor)	3/1/24	500,000	492,435	512,500
Sandata Technologies, LLC, First Lien	Health Care Technology	6.25% (L + 600)	7/23/24	4,500,000	4,453,272	4,473,000
Sandata Technologies, LLC, Revolving Term Loan(o)(u)	Health Care Technology	6.25% (L + 600)	7/23/24	—	(5,121)	(3,000)
Sep Raptor Acquisition Inc., First Lien(d)(h)(k)	Software	8.00% (L + 700, 1.00% Floor)	3/31/27	3,686,254	3,612,558	3,612,529
Sep Raptor Acquisition Inc., Revolving Term Loan(d)(h)(k)(o)(u)	Software	8.00% (L + 700, 1.00% Floor)	3/31/27	—	(8,188)	(8,192)
Sep Vulcan Acquisition Inc., First Lien(d)(h)(k)	Software	8.00% (L + 700, 1.00% Floor)	3/16/27	3,016,305	2,956,238	2,955,979
Sep Vulcan Acquisition Inc., Revolving Term Loan(d)(h)(k)(o)(u)	Software	8.00% (L + 700, 1.00% Floor)	3/16/27	—	(8,557)	(8,618)
Sonny's Enterprises, LLC, First Lien	Machinery	8.00% (L + 700, 1.00% Floor)	8/5/26	1,455,741	1,427,368	1,436,816
Sonny's Enterprises, LLC, Delayed Draw Term Loan(u)	Machinery	8.00% (L + 700, 1.00% Floor)	8/5/26	1,663,704	1,596,165	1,617,683
St. George Warehousing & Trucking Co. of California, Inc., First Lien(d)	Road & Rail	11.02% (L + 695 PIK, 3.07% Cash, 1.00% Floor)	4/28/23	36,476,766	36,476,766	33,558,625
St. George Warehousing & Trucking Co. of California, Inc., Delayed Draw Term Loan(d)	Road & Rail	11.02% (L + 695 PIK, 3.07% Cash, 1.00% Floor)	4/28/23	7,477,290	7,477,290	6,879,107
Sunland Asphalt & Construction, LLC, First Lien	Construction & Engineering	7.00% (L + 600, 1.00% Floor)	1/13/26	2,519,021	2,471,004	2,476,198
Sunland Asphalt & Construction, LLC, Delayed Draw Term Loan	Construction & Engineering	7.00% (L + 600, 1.00% Floor)	1/13/26	847,021	830,737	832,621
Sunland Asphalt & Construction, LLC, Revolving Term Loan(u)	Construction & Engineering	7.00% (L + 600, 1.00% Floor)	1/13/22	230,437	222,200	221,582
Superman Holdings, LLC, First Lien	Software	10.25% (P + 700, 1.00% Libor Floor)	8/31/27	2,307,734	2,255,170	2,376,966
Superman Holdings, LLC, Revolving Term Loan(o)(u)	Software	10.25% (P + 700, 1.00% Libor Floor)	8/31/26	—	(7,441)	—
Syndigo, LLC, Second Lien	Internet & Catalog Retail	8.75% (L + 800, 0.75% Floor)	12/14/28	4,673,472	4,605,965	4,673,472
Syntellis Performance Solutions, Inc., First Lien	Software	9.00% (L + 800, 1.00% Floor)	8/2/27	853,946	830,211	871,025
Team Services Group, LLC, Second Lien	Health Care Providers & Services	10.00% (L + 900, 1.00% Floor)	11/13/28	5,788,615	5,608,556	5,759,672
Tempus, LLC, First Lien(u)	Health Care Providers & Services	7.25% (L + 625, 1.00% Floor)	2/5/27	3,557,432	3,476,163	3,475,743
Tempus, LLC, Delayed Draw Term Loan(o)(u)	Health Care Providers & Services	7.25% (L + 625, 1.00% Floor)	2/5/27	—	(15,743)	(15,811)
Thras.io, LLC, First Lien	Diversified Consumer Services	8.00% (L + 700, 1.00% Floor)	12/18/26	4,696,482	4,582,809	4,790,412
Thras.io, LLC, Delayed Draw Term Loan(o)(u)	Diversified Consumer Services	8.00% (L + 700, 1.00% Floor)	12/18/26	—	(36,714)	62,149
Unanet, Inc., First Lien	Aerospace & Defense	6.38% (L + 625)	5/31/24	6,632,653	6,588,452	6,632,653
Unanet, Inc., Revolving Term Loan	Aerospace & Defense	6.38% (L + 625)	5/31/24	816,327	810,970	816,327
Unanet, Inc., Delayed Draw Term Loan(u)	Aerospace & Defense	6.38% (L + 625)	5/31/24	1,709,183	1,698,748	1,709,184
WH Buyer, LLC, First Lien	Textile, Apparel & Luxury Goods	8.51% (L + 751, 1.00% Floor)	12/31/25	15,273,116	15,153,453	15,303,662
WH Buyer, LLC, First Lien Incremental	Textile, Apparel & Luxury Goods	8.51% (L + 751, 1.00% Floor)	12/31/25	1,153,846	1,144,032	1,156,154
Winshuttle, LLC, First Lien	Software	9.42% (L + 842, 1.00% Floor)	8/9/24	7,636,610	7,493,435	7,751,159
World Remit Ltd., First Lien(h)(k)	Diversified Financial Services	10.25% (L + 925, 1.00% Floor)	2/11/25	9,600,000	9,414,751	9,216,000
Zest Acquisition Corp., Second Lien	Health Care Equipment & Supplies	8.50% (L + 750, 1.00% Floor)	3/14/26	15,000,000	14,904,373	14,250,000
Total Senior Secured Loans					394,641,827	391,043,423

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2021

(Unaudited)

Portfolio Company(q)	Industry(s)	Interest Rate	Maturity	Principal Amount or Number of Shares/Units	Cost(a)	Fair Value(b)
Preferred Stock—0.20%(c)
AGY Equity LLC, Class A(f)(j)	Chemicals			4,195,600	$1,139,598	$654,468
AGY Equity LLC, Class B(f)(j)	Chemicals			2,936,920	—	—
Gordon Brothers Finance Company(g)(t)	Diversified Financial Services	13.50%		34,285	36,624,684	—
Red Apple Stores Inc.(g)(h)(k)	Multiline Retail			6,806,383	—	—
Total Preferred Stock					37,764,282	654,468
Common Stock—0.00%(c)
AGY Equity LLC, Class C(f)(j)	Chemicals			2,307,580	—	—
Gordon Brothers Finance Company(g)	Diversified Financial Services			10,612	10,611,548	—
Red Apple Stores Inc.(g)(h)(i)(k)	Multiline Retail			8,756,859	6,751,452	—
Total Common Stock					17,363,000	—
Limited Partnership/Limited Liability Company Interests—11.46%
BCIC Senior Loan Partners, LLC(g)(j)(k)(p)(r)(u)	Diversified Financial Services			57,870,811	57,870,811	33,607,514
ETX Energy, LLC(c)(m)	Oil, Gas & Consumable Fuels			51,119	—	—
ETX Energy Management Company, LLC(c)	Oil, Gas & Consumable Fuels			53,815	—	—
Kemmerer Operations, LLC(c)(f)(l)	Metals & Mining			8	753,850	245,358
Marsico Holdings, LLC(c)(j)	Capital Markets			91,445	1,848,077	—
MBS Parent, LLC(c)(n)	Media			546	500,000	386,918
SVP-Singer Holdings LP(c)(j)	Household Durables			1,416,279	3,513,710	2,761,744
Total Limited Partnership/Limited Liability Company Interests					64,486,448	37,001,534
Equity Warrants/Options—0.12%(c)
FinancialForce.com(j)	Internet Software & Services		expire 1/30/29	450,000	100,544	224,823
Pico Quantitative Trading, LLC(j)	Capital Markets		expire 2/7/30	162	14,804	16,046
World Remit Ltd.(h)(j)	Diversified Financial Services		expire 2/11/31	7,662	—	153,000
Total Equity Warrants/Options					115,348	393,869
TOTAL INVESTMENTS—141.93%					$563,142,509	$458,329,521
OTHER ASSETS & LIABILITIES (NET)—(41.93)%						(135,429,559)
NET ASSETS—100.00%						$322,899,962

(a)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(b)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(c)	Non-income producing equity securities at March 31, 2021.
(d)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective yield basis.

(e)

Approximately 95.3% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 87.6% of the fair value of such senior secured loans have floors of 0.75% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2021 of all contracts within the specified loan facility.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2021

(Unaudited)

(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 11.9% of the Company’s net assets at March 31, 2021. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of March 31, 2021:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants	1/30/2019
Pico Quantitative Trading, LLC, Warrants	2/5/2020
World Remit Ltd., Warrants	2/11/2021
Advanced Lighting Technologies, LLC, Senior Secured Notes	3/16/2021

(k)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2021, approximately 15.4% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(o)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(p)	BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.
(q)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 10).
(r)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 10).
(s)	Unaudited. As of March 31, 2021, the Company uses Global Industry Classification Standard (“GICS”) codes generally to identify the industry groupings.
(t)

The investment is on non-accrual status as of March 31, 2021 and therefore non-income producing. At March 31, 2021, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 5.50% and 16.51%, respectively.

(u)

Position or associated portfolio company thereof has an unfunded loan commitment as of March 31, 2021 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(v)	This investment will have a first lien security interest after the senior tranches are repaid.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2021

(Unaudited)

							Three Months Ended March 31, 2021
Non-controlled, Affiliated Investments	Fair Value at December 31, 2020	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) Before Taxes	Fair Value at March 31, 2021		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$(2,181,306)	$2,181,306	$—	†	$(1,999,678)	$—	$—	$—
Senior Secured Loan, First Lien	3,223,664	—	(4,998,421)	1,774,757	—	†	(3,017,339)	13,184	—	—
Limited Liability Co. Interest	—	—	—	—	—	†	—	—	—	—
Warrants	—	—	—	—	—	†	—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	5,720,010	—	(8,692,585)	2,972,575	—	†	(2,972,574)	—	—	—
Preferred Stock Series B	—	3,575,000	(3,575,000)	—	—	†	—	—	—	71,500
AGY Equity, LLC:
Class A Preferred Units	1,557,200	—	—	(902,732)	654,468		—	—	—	—
Class B Preferred Units	—	—	—	—	—		—	—	—	—
Class C Common Units	—	—	—	—	—		—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	284,343	17,873	(169,492)	214,864	347,588		—	17,810	—	—
Senior Secured Loan, First Lien	2,314,096	99,861	—	348,845	2,762,802		—	99,902	—	—
Limited Liability Co. Interest	—	—	—	245,358	245,358		—	—	—	—
Totals	$13,099,313	$3,692,734	$(19,616,804)	$6,834,973	$4,010,216		$(7,989,591)	$130,896	$—	$71,500

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

†	Investment no longer held as of March 31, 2021.

The aggregate fair value of non-controlled, affiliated investments at March 31, 2021 represents 1.2% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2021

(Unaudited)

							Three Months Ended March 31, 2021
Controlled Investments	Fair Value at December 31, 2020	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net Unrealized Gain (Loss) before Taxes***	Fair Value at March 31, 2021		Net Realized Gain (Loss)	Interest Income	Fee Income	Dividend Income
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	$36,150,259	$—	$(4,037,500)	$1,494,755	$33,607,514		$—	$—	$—	$511,067
First Boston Construction Holdings, LLC:
Subordinated Debt	32,625,000	—	(32,625,000)	—	—	†	—	163,125	—	—
Limited Liability Co. Interest	4,557,035	—	(8,156,249)	3,599,214	—	†	(2,290,143)	—	—	—
Gordon Brothers Finance Company:
Unsecured Debt	22,850,000	—	(1,427,254)	803,254	22,226,000		—	—	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	14,785,933	—	—	336,044	15,121,977		—	420,075	—	—
Preferred Stock	—	—	—	—	—		—	—	—	—
Common Stock	—	—	—	—	—		—	—	—	—
Totals	$110,968,227	$—	$(46,246,003)	$6,233,267	$70,955,491		$(2,290,143)	$583,200	$—	$511,067

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

***

Net unrealized gain (loss) before taxes includes the net change in unrealized appreciation (depreciation) on controlled investments and net change in unrealized appreciation (depreciation) on foreign currency translation associated with the controlled investments. For the three months ended March 31, 2021, the net change in unrealized appreciation (depreciation) and foreign currency translation associated with the Red Apple Stores Inc.’s common stock was $(96,019) and $96,019, respectively.

†	Investment no longer held as of March 31, 2021.

The aggregate fair value of controlled investments at March 31, 2021 represents 22.0% of the Company’s net assets.

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
(j)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities exempt under 144A may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In aggregate, these securities represent 13.8% of the Company’s net assets at December 31, 2020. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of December 31, 2020

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

BlackRock Capital Investment Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization

BlackRock Capital Investment Corporation (together with its subsidiaries, the “Company”) was organized as a Delaware corporation on April 13, 2005 and was initially funded on July 25, 2005. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In addition, for tax purposes the Company has qualified and has elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

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

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021.

The interim financial information at March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

For positions acquired during the current quarter, the Advisor generally believes that cost will approximate fair value. As such, an independent valuation, in certain cases, will not be obtained until the quarter-end after the quarter the investment is acquired in.

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

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance was permitted in advance of the effective date. The Company has early adopted the amendments as of December 31, 2020. The adoption resulted in fewer portfolio companies meeting the significant subsidiary definition under the Final Rules, thus resulting in reduced disclosures.

3. Agreements and Related Party Transactions

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors to permit BlackRock Advisors to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Previous Advisor, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC. BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock, Inc. The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser. The BlackRock Advisors Management Agreement had the same base management fee (“Base Management Fee”) and incentive management fee (“Incentive Fee”) terms until March 6, 2017, and different Base Management Fee and Incentive Fee terms thereafter. For Base Management Fee and Incentive Fee terms prior to March 6, 2017, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 4, 2020.

On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BCIA, the Advisor, pursuant to Rule 2a-6 of the 1940 Act and the Company entered into a new investment management agreement with BCIA (the “Previous Management Agreement”).

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved, among other matters, the proposal to allow the Company to increase leverage by approving the application to the Company of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the Investment Company Act of 1940, to become effective on May 2, 2020. Effective at the same time, the Company and BCIA amended and restated the Previous Management Agreement (as amended and restated, the “Current Management Agreement” or the “Management Agreement”) to reduce the Base Management Fee and Incentive Fees as follows: (i) Base Management Fee was reduced from 1.75% of total assets to 1.50% on total assets up to 200% of net asset value and 1.0% on total assets that exceed 200% of net asset value; (ii) Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) Incentive Fee based on net capital gains was reduced from 20% to 17.5%.

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

For the three months ended March 31, 2021 and 2020, the Company incurred $1,799,766 and $3,295,687 respectively, in base management fees under the investment management agreement.

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

For the three months ended March 31, 2021 and 2020, the Company incurred zero and $1,924,398 respectively, in Incentive Fees based on income.

BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive Incentive Fees based on income after March 6, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. The Advisor voluntarily waived a portion of its Incentive Fees based on income from July 1, 2019 through December 31, 2020. For the three months ended March 31, 2021, there was no waiver as a result of Incentive Fees based on income of zero for the period. For the three months ended March 31, 2020, the Advisor has voluntarily waived Incentive Fees of $1,924,398, resulting in no net incentive fees for the period. As of March 31, 2021 and December 31, 2020, there was $1,849,597 and $1,849,597 of Incentive Fees payable based on income, respectively. The payment of Incentive Fee based on income of $1,849,597 at March 31, 2021 was deferred pursuant to the incentive fee deferral provision discussed above.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement at March 31, 2021 and December 31, 2020, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at March 31, 2021 and December 31, 2020.

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

If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act, the Current Management Agreement or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three months ended March 31, 2021 and 2020 resulted in no capital gains Incentive Fee.

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

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For both the three months ended March 31, 2021 and 2020, the Company incurred $87,500, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three months ended March 31, 2021 and 2020 were $64,724 and $170,225, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2021 and 2020, the Company incurred $322,115 and $313,561 respectively, for such administrative services expenses.

Advisor Stock Transactions

At March 31, 2021 and December 31, 2020, BCIA did not own any shares of the Company. At both March 31, 2021 and December 31, 2020, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

4. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$16,201,005	$(59,193,668)
Weighted average shares outstanding – basic	74,436,429	68,613,956
Earnings (Loss) per share – basic:	$0.22	$(0.86)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$16,201,005	$(59,193,668)
Adjustments for interest on unsecured convertible senior notes(1)	2,259,134	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$18,460,139	$(59,193,668)
Weighted average shares outstanding – diluted(1)	91,430,166	68,613,956
Earnings (Loss) per share – diluted:	$0.20	$(0.86)

(1)	No adjustments for interest or incremental shares were included for the three months ended March 31, 2020 because the effect would be antidilutive.

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2021 and 2020 totaled $54,870,449 and $37,282,934, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended March 31, 2021 and 2020 totaled $87,967,775 and $37,255,503, respectively.

At March 31, 2021, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,910,071	$2,010,227
Unsecured debt	41,861,533	22,226,000
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	282,466,773	281,349,666
Second/other priority lien	112,175,054	109,693,757
Total senior secured loans	394,641,827	391,043,423
Preferred stock	37,764,282	654,468
Common stock	17,363,000	—
Limited partnership/limited liability company interests	64,486,448	37,001,534
Equity warrants/options	115,348	393,869
Total investments	$563,142,509	$458,329,521

At December 31, 2020, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$3,154,101	$1,098,500
Unsecured debt	43,288,785	22,850,000
Subordinated debt	37,625,000	37,625,000
Senior secured loans:
First lien	242,048,582	236,547,705
Second/other priority lien	138,277,129	132,452,583
Total senior secured loans	380,325,711	369,000,288
Preferred stock	46,456,865	7,277,210
Common stock	17,363,000	—
Limited partnership/limited liability company interests	78,196,644	41,020,718
Equity warrants/options	365,348	153,760
Total investments	$606,775,454	$479,025,476

Industry Composition

As of March 31, 2021, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at March 31, 2021 and December 31, 2020 by GICS.

Industry	March 31, 2021	December 31, 2020
Diversified Financial Services	24.1%	19.3%
Road & Rail	11.0	10.0
Internet Software & Services	6.1	5.6
Software	6.0	4.3
Containers & Packaging	4.5	4.3
Professional Services	4.2	2.1
Media	3.8	4.2
Textile, Apparel & Luxury Goods	3.6	3.4
Internet & Catalog Retail	3.4	3.2
Multiline Retail	3.3	3.1
Health Care Providers & Services	3.3	5.6
Health Care Equipment & Supplies	3.1	5.8
Energy Equipment & Services	3.0	2.8
Tobacco Related	2.9	2.8
Insurance	2.4	3.5
Health Care Technology	2.0	1.9
Aerospace & Defense	2.0	1.9
Personal Products	1.6	1.6
Consumer Finance	1.6	1.7
Airlines	1.5	1.5
Diversified Consumer Services	1.1	0.9
IT Services	0.8	0.2
Construction & Engineering	0.8	—
Metals & Mining	0.7	0.5
Automobiles	0.7	—
Machinery	0.7	0.3
Household Durables	0.6	—
Commercial Services & Supplies	0.5	0.3
Specialty Retail	0.3	0.3
Electrical Equipment	0.2	0.7
Chemicals	0.1	0.3
Capital Markets	0.1	0.1
Oil, Gas & Consumable Fuels	—	—
Thrifts & Mortgage Finance	—	7.8
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2021 was United States 91.2%, Canada 4.7%, and United Kingdom 4.1% and at December 31, 2020 was United States 96.2%, and Canada 3.8%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

Market and Credit Risk

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations. An outbreak of infectious respiratory illness caused by a novel coronavirus known as “COVID-19” has been detected globally. This coronavirus has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. The impact of epidemics and pandemics such as the coronavirus, could affect the economies of many nations, individual companies and the market in general in ways that cannot necessarily be foreseen at the present time. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their value recorded in the consolidated statements of assets and liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

As of March 31, 2021, the Company and Windward are committed to provide an aggregate of $73.1 million of equity to Senior Loan Partners, with the Company committing to provide $62.1 million and Windward committing to provide $11.0 million (of which the Company and Windward had funded $57.9 million and $10.2 million, respectively, and remaining commitments from the Company and Windward as of March 31, 2021 were $4.2 million and $0.8 million, respectively). Capital redemptions generally are received associated with the sales or dispositions of the underlying investments in portfolio companies of Senior Loan Partners. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

As previously disclosed, in December 2020, Senior Loan Partners sold a majority of its loan portfolio and part of the proceeds were used to fully prepay and terminate its credit facility. Therefore, there was no debt balance outstanding as of March 31, 2021.

As of March 31, 2021, Senior Loan Partners had total investments at fair value of $32.9 million. Below is a summary of Senior Loan Partners’ portfolio as of March 31, 2021:

Portfolio Company	Industry(3)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans
Crown Paper Group, Inc., First Lien Term Loan	Paper & Forest Products	7.75% (L + 475, 1.00% Floor Cash / 2.00% PIK)	4/3/24	$19,368,772	$19,212,359	$15,301,330
Crown Paper Group Inc., Delayed Draw Term Loan(4)	Paper & Forest Products	8.75% (L + 475, 1.00% Floor Cash / 3.00% PIK)	12/31/21	418,910	418,910	418,910
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	5.75% (L + 475,1.00% Floor)	8/2/24	10,364,250	10,334,032	8,731,881
Q Holding Company, First Lien Term Loan	Chemicals	6.00% (L + 500,1.00% Floor)	12/31/23	4,586,959	4,572,400	4,357,611
TLE Holdings, LLC, First Lien Term Loan	Professional Services	7.00% (L + 600,1.00% Floor)	6/28/24	3,890,375	3,866,988	3,287,367
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	7.00% (L + 600,1.00% Floor)	6/28/24	995,599	980,055	841,281
Total					$39,384,744	$32,938,380

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, each of such senior secured loans has a floor of 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2021 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(3)	Unaudited. As of March 31, 2021, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.
(4)	Portfolio company has an unfunded loan commitment as of March 31, 2021.

Below is certain summarized financial information for Senior Loan Partners as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020:

Selected Balance Sheet Information

	March 31, 2021	December 31, 2020
Investments, at fair value (cost $39,384,744 and $43,959,430)	$32,938,380	$35,521,942
Cash and cash equivalents	6,812,476	7,862,709
Other assets	20,234	233,626
Total assets	$39,771,090	$43,618,277
Debt	—	—
Distribution payable	(6,511)	110,102
Other accrued expenses and payables	239,349	978,459
Total liabilities	$232,838	$1,088,561
Members’ equity	39,538,252	42,529,716
Total liabilities and members’ equity	$39,771,090	$43,618,277

Selected Statement of Operations Information

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Total investment income	$700,609	$4,542,469
Interest and credit facility fees	—	2,259,360
Other fees and expenses	99,345	238,923
Total expenses	$99,345	$2,498,283
Net realized and unrealized appreciation (depreciation)	1,758,526	(14,384,709)
Net increase (decrease) in members' capital	$2,359,790	$(12,340,523)

For the three months ended March 31, 2021 and 2020, the Company’s share of net investment income from Senior Loan Partners was $0.5 million and $1.7 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations.

6. Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2021 and December 31, 2020.

Warrants and Options

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2021 and December 31, 2020 represents 0.12% and 0.05% of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of March 31, 2021 and December 31, 2020 reflect the volume of derivative activity throughout the periods presented.

7. Debt

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As of March 31, 2021 and December 31, 2020, the Company’s asset coverage was 319% and 271%, respectively.

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

On May 22, 2020, the Company entered into a Fifth Amendment to the Credit Facility which (i) extends the maturity date on loans made under the Credit Facility from June 5, 2022 to June 5, 2023, (ii) changes the interest rate applicable to borrowings to LIBOR plus an applicable margin equal to either 2.00% or 2.25% depending on a ratio of the borrowing base to certain indebtedness, (iii) reduces the aggregate commitment under the Credit Facility from $340,000,000 to $300,000,000, (iv) makes certain changes to the calculation of the borrowing base, and (v) reduces the amount that the Company’s commitment may increase in size, under certain circumstances, from $750,000,000 to $375,000,000. The most recent amendment also modifies the financial covenants under the Credit Facility to (i) reduce the amount of shareholders’ equity required under the Credit Facility from $375,000,000 to $275,000,000 plus 25% of the net proceeds of the sale of Equity interests by the Company and its subsidiaries, (ii) reduce the minimum asset coverage ratio from 200% to 150% and (iii) incorporate a new senior coverage ratio to be maintained by the Company. On April 23, 2021, the Company entered into a Sixth Amendment to the Credit Facility (see Note 12).

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

The Company’s outstanding debt as of March 31, 2021 and December 31, 2020 was as follows:

	As of
	March 31, 2021					December 31, 2020
	Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available(1)		Principal Amount Outstanding	Carrying Value
Credit Facility	$300,000,000	(2)	$—	$—		$300,000,000	(2)	$38,800,000	$38,800,000
2022 Convertible Notes	143,750,000		143,750,000	141,460,295	(3)	143,750,000		143,750,000	140,998,037	(4)
	$443,750,000		$143,750,000	$141,460,295		$443,750,000		$182,550,000	$179,798,037

(1)	Subject to borrowing base and leverage restrictions.
(2)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $375,000,000 effective May 22, 2020.
(3)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $1,159,918 and $1,129,787, respectively, as of March 31, 2021.

(4)

Represents the aggregate principal amount outstanding of the 2022 Convertible Notes less unamortized discount initially recorded upon issuance and unamortized debt issuance costs of $1,391,607 and $1,360,356, respectively, as of December 31, 2020.

At March 31, 2021, the Company had zero drawn on the Credit Facility as compared to $38,800,000 at December 31, 2020. Subject to compliance with applicable covenants and borrowing base limitations, the remaining undrawn amount available under the Credit Facility was $300,000,000 and $261,200,000 at March 31, 2021 and December 31, 2020, respectively. The Company’s average outstanding debt balance during the three months ended March 31, 2021 and 2020 was $148,513,956 and $318,424,630, respectively. The maximum amounts borrowed during the three months ended March 31, 2021 and 2020 were $179,823,718 and $332,016,881, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three months ended March 31, 2021 and 2020 was 6.67% and 5.10%, respectively, exclusive of commitment fees of $292,718 and $152,590, respectively. Amortization of $370,152 and $399,626 related to debt issuance costs are included in interest expense within the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40% (0.375% prior to May 22, 2020).

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

At March 31, 2021, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

8. Capital stock

On November 3, 2020, the Company’s Board of Directors authorized the Company to purchase up to a total of 7,500,000 shares, effective until the earlier of November 2, 2021 or such time that all of the authorized shares have been repurchased. As of March 31, 2021, 7,243,938 shares remained available for repurchase.

For the three months ended March 31, 2021 and 2020, the Company purchased a total of 256,062 and 986,554 shares of its common stock on the open market for $869,726 and $3,627,604, respectively, including brokerage commissions. Since inception of the original repurchase plan through March 31, 2021, the Company has purchased 10,267,648 shares of its common stock on the open market for $67,166,585, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

For the three months ended March 31, 2021 and 2020, declared distributions to common shareholders were as follows:

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares	Total Declared Distribution	Reinvested distributions paid during quarter (1)
March 31, 2021	$7,441,594	$—	$7,441,594	$—	(2)
Total	$7,441,594	$—	$7,441,594	$—

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares	Total Declared Distribution	Reinvested distributions paid during quarter (1) (3)
March 31, 2020	$9,543,152	$—	$9,543,152	$719,692
Total	$9,543,152	$—	$9,543,152	$719,692

(1) The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash (see Note 2).

(2) Distributions reinvested through purchase of shares in the open market subsequent to March 31, 2021 were $541,771.

(3) Distributions reinvested through purchase of shares in the open market.

9. Guarantees, commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2021 and December 31, 2020. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2021 and December 31, 2020, the Company was obligated to existing portfolio companies for unfunded commitments of $34.0 million and $24.3 million, respectively. Of the $34.0 million total unfunded commitments at March 31, 2021, $4.2 million was on our aggregate $62.1 million equity commitment to BCIC Senior Loan Partners, LLC (see Note 5). The aggregate fair value of unfunded commitments at March 31, 2021 and December 31, 2020 was $32.1 million and $22.2 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

The carrying values of the Company’s financial instruments approximate fair value. The carrying values of receivables, other assets, accounts payable and accrued expenses approximate fair value due to their short maturities. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility and 2022 Convertible Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility and 2022 Convertible Notes would be classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$—	$—	$38,800,000	$35,696,000
2022 Convertible Notes	141,460,295	144,468,750	140,998,037	143,210,938
Total	$141,460,295	$144,468,750	$179,798,037	$178,906,938

The following tables summarize the fair values of the Company’s investments and cash and cash equivalents based on the inputs used at March 31, 2021 and December 31, 2020 in determining such fair values:

		Fair Value Inputs at March 31, 2021
	Fair Value at March 31, 2021	Price Quotations (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured notes	$2,010,227	$—	$—	$2,010,227
Unsecured debt	22,226,000	—	—	22,226,000
Subordinated debt	5,000,000	—	—	5,000,000
Senior secured loans	391,043,423	—	9,227,623	381,815,800
Preferred stock	654,468	—	—	654,468
Common stock	—	—	—	—
Limited partnership/limited liability company interests	3,394,020	—	—	3,394,020
Equity warrants/options	393,869	—	—	393,869
Investment measured at net asset value(1)	33,607,514	—	—	—
Total investments	458,329,521	—	9,227,623	415,494,384
Cash and cash equivalents	7,059,117	7,059,117	—	—
Total	$465,388,638	$7,059,117	$9,227,623	$415,494,384

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

The valuation techniques used at March 31, 2021 and December 31, 2020 in determining the fair values of the Company’s investments for which significant unobservable inputs were used were in accordance with the Company’s valuation process as described in Note 2.

The following is a reconciliation for the three months ended March 31, 2021 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2020	Accretion/ (Amortization) of Premium/ (Discount)—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or (Depreciation) before Taxes	Purchases*	Sales or Repayment*	Net Transfers in and/or (out) of Level 3	Fair Value at March 31, 2021
Senior secured notes	$1,098,500	$1,349	$(1,999,678)	$2,155,757	$935,927	$(181,628)	$—	$2,010,227
Unsecured debt	22,850,000	—	—	803,252	—	(1,427,252)	—	22,226,000
Subordinated debt	37,625,000	—	—	—	—	(32,625,000)	—	5,000,000
Senior secured loans	353,651,555	378,066	(3,017,396)	6,590,177	52,024,659	(24,497,262)	(3,313,999)	381,815,800
Preferred stock	7,277,210	—	(2,972,575)	2,069,843	3,575,000	(9,295,010)	—	654,468
Common stock	—	—	—	—	—	—	—	—
Limited partnership/LLC Interest	4,870,459	—	(2,290,144)	8,196,257	—	(7,382,552)	—	3,394,020
Equity warrants/options	153,760	—	(250,000)	490,109	—	—	—	393,869
Total investments	$427,526,484	$379,415	$(10,529,793)	$20,305,395	$56,535,586	$(75,408,704)	$(3,313,999)	$415,494,384

*	Includes the cost basis impact of non-cash restructures.

The following is a reconciliation for the three months ended March 31, 2020 of investments for which Level 3 inputs were used in determining fair value:

	Fair Value at December 31, 2019	Accretion/ (Amortization) of Premium/ (Discount)—Net	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation or (Depreciation) before Taxes	Purchases	Sales or Repayments	Net Transfers in and/or (out) of Level 3	Fair Value at March 31, 2020
Senior secured notes	$9,186,817	$—	$—	$(8,674,578)	$—	$—	$—	$512,239
Unsecured debt	127,288,981	—	—	—	14,895,036	(19,412,962)	—	122,771,055
Subordinated debt	40,237,500	—	—	(2,495,907)	—	(3,262,501)	—	34,479,092
Senior secured loans	390,746,388	184,811	5,485	(27,126,317)	22,373,095	(2,084,693)	8,547,908	392,646,677
Preferred stock	40,037,370	—	—	(1,039,006)	—	—	—	38,998,364
Common stock	10,611,550	—	—	(2)	—	—	—	10,611,548
Limited partnership/LLC Interest	7,080,026	—	—	(6,035,204)	—	(815,626)	—	229,196
Equity warrants/options	96,801	—	—	(8,579)	14,804	—	—	103,026
Total investments	$625,285,433	$184,811	$5,485	$(45,379,593)	$37,282,935	$(25,575,782)	$8,547,908	$600,351,197

There was a transfer out of Level 3 and into Level 2 of $3,313,999 during the three months ended March 31, 2021, comprised of one investment due to an increase of observable market activity. There were transfers out of Level 2 and into Level 3 of $8,547,908 during the three months ended March 31, 2020, comprised of two investments due to a reduction of observable market activity. Transfers between levels are recognized as of the beginning of the reporting period. All realized and unrealized gains and losses are included in earnings (changes in net assets) and are reported as separate line items within the Company’s Consolidated Statements of Operations.

Net change in unrealized appreciation (depreciation) for the three months ended March 31, 2021 and 2020 on investments still held by the Company at period end, for which Level 3 inputs were used in determining fair value was $9,165,035 and $(45,379,593), respectively.

The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the comparable guideline public companies. The independent valuation firms select a population of public companies for each investment with similar operations and attributes of the subject company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA is calculated. The independent valuation firms select a multiple from the range of multiples for purposes of determining the subject company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA of the subject company (or other meaningful measure). Significant increases or decreases in the multiple will result in an increase or decrease in enterprise value, resulting in an increase or decrease in the fair value estimate of the investment.

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

The ranges of significant unobservable inputs used in the fair value measurement of the Company’s Level 3 investments as of March 31, 2021 were as follows:

	Low	High	Weighted Average
EBITDA Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	1.44x	2.07x	1.75x
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	5.34x	6.25x	5.79x
Equity warrants/options(1)	n/a	n/a	n/a
Market Yields:
Senior secured notes	7.43%	7.93%	7.68%
Unsecured debt	11.98%	13.98%	12.98%
Subordinated debt	9.63%	9.63%	9.63%
Senior secured loans	9.83%	10.52%	10.17%
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Book Value Multiples:
Senior secured notes	n/a	n/a	n/a
Unsecured debt	n/a	n/a	n/a
Subordinated debt	n/a	n/a	n/a
Senior secured loans	n/a	n/a	n/a
Preferred stock	n/a	n/a	n/a
Common stock	n/a	n/a	n/a
Limited partnerships/LLC interest	n/a	n/a	n/a
Equity warrants/options	n/a	n/a	n/a
Revenue Multiples:
Senior secured notes	0.15x	0.20x	0.18x
Preferred stock	0.60x	0.80x	0.70x
Indicative Bid Quotes:
Senior secured loans	1	1	1

(1)

The aggregate fair value of warrants and options as of March 31, 2021 represents 0.12% of the Company’s net assets. The range of significant unobservable inputs for warrants and options were as follows:

Equity warrants/options	Low	High	Weighted Average
Option Pricing Model:
Revenue Multiple	4.69x	4.97x	4.83x
Implied Volatility	52.3%	61.9%	57.1%
Term	2.3 years	3.3 years	2.8 years

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

11. Consolidated financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Per Share Data:
Net asset value, beginning of period	$4.23	$6.33
Net investment income	0.06	0.14
Net realized and unrealized gain (loss)	0.16	(1.00)
Total from investment operations	0.22	(0.86)
Distributions to stockholders(6)	(0.10)	(0.14)
Purchases of treasury stock at prices below net asset value	—	0.02
Net increase (decrease) in net assets	0.12	(0.98)
Net asset value, end of period	$4.35	$5.35
Market price, end of period	$3.35	$2.20
Total return based on market price(1)	27.85%	(52.92)%
Total return based on net asset value(2)	5.58%	(10.10)%
Ratios / Supplemental Data:
Ratio of operating expenses to average net assets(3)(4)	4.20%	4.66%
Ratio of interest and other debt related expenses to average net assets(3)	3.46%	4.04%
Ratio of total expenses to average net assets(3)(4)	7.66%	8.70%
Ratio of net investment income to average net assets(3)	5.28%	9.22%
Net assets, end of period	$322,899,962	$363,244,557
Average debt outstanding	$148,513,956	$318,424,630
Weighted average shares outstanding	74,436,429	68,613,956
Average debt per share(5)	$2.00	$4.64
Portfolio turnover	12%	5%

(1)

Total return based on market value is calculated by determining the percentage change in market value per share during the period and assuming that the dividend distributions are reinvested in accordance with the Company’s dividend reinvestment plan.

(2)

Total return based on net asset value is calculated by determining the percentage change in net asset value per share during the period and assuming that the dividend distributions are reinvested in accordance with the Company’s dividend reinvestment plan.

(3)	Annualized.
(4)

Ratio including incentive fee based on income waived for the three months ended March 31, 2020 (see Note 3 for more detail). Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 6.50% and the ratio of total expenses to average net assets would be 10.54% for the same respective periods. There was no incentive fee based on income for the three months ended March 31, 2021.

(5)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.
(6)

For the three months ended March 31, 2021, $4.2 million out of the total $7.4 million declared distribution was from net investment income. The amount of distribution related to a return of capital will be adjusted on an annual basis if necessary, and calculated in accordance with federal income tax regulations.

12. Subsequent events

On April 28, 2021, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on July 7, 2021 to stockholders of record at the close of business on June 16, 2021.

On April 23, 2021, the Company entered into a Sixth Amendment to the Credit Facility (the “Amendment”) which, among other items, (i) extends the maturity date on loans made under the Credit Facility from June 5, 2023 to April 23, 2025, (ii) reduces the aggregate commitment under the Credit Facility from $300,000,000 to $265,000,000, (iii) reduces the amount that the Company’s commitment may increase in size, under certain circumstances, from $375,000,000 to $325,000,000, and (iv) reduces the amount of shareholders’ equity required under the Credit Facility from $275,000,000 to $240,000,000, plus 25% of net proceeds from the sale of equity interests by the Company its subsidiaries. Additionally, the Amendment (i) removes a springing maturity that previously existed if the 2022 Convertible Notes were not refinanced by March 16, 2022 and (ii) removes certain restrictions on repurchase or prepayment of 2022 Convertible Notes. For more information on the Amendment, refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2021.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2021, approximately 15.4% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At March 31, 2021:

Investment portfolio, at fair value: $458.3 million

Net assets: $322.9 million

Indebtedness, excluding deferred issuance costs: $142.6 million

Net asset value per share: $4.35

Portfolio Activity for the Three Months Ended March 31, 2021:

Cost of investments during period, including PIK: $54.9 million

Sales, repayments and other exits during period: $88.0 million

Number of portfolio companies at end of period: 60

Operating Results for the Three Months Ended March 31, 2021:

Net investment income per share: $0.06

Distributions declared per share: $0.10

Basic earnings (loss) per share: $0.22

Net investment income: $4.2 million

Net realized and unrealized gain (loss): $12.0 million

Net increase (decrease) in net assets from operations: $16.2 million

Net investment income per share, as adjusted1: $0.06

Basic earnings (loss) per share, as adjusted1: $0.22

Net investment income, as adjusted1: $4.2 million

Net increase (decrease) in net assets from operations, as adjusted1: $16.2 million

As Adjusted1: Amounts are adjusted to remove the Incentive Fee expense based on gains, as required by GAAP, and to include only the incremental Incentive Fee expense based on income. Under the Current Management Agreement, Incentive Fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested approximately $54.9 million during the three months ended March 31, 2021. The new investments consisted of senior secured loans secured by first lien ($47.1 million, or 85.9%) or second lien ($7.8 million, or 14.1%). Additionally, we received proceeds from sales, repayments and other exits of approximately $88.0 million during the three months ended March 31, 2021.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At March 31, 2021, our portfolio of $458.3 million (at fair value) consisted of 60 portfolio companies and was invested approximately 85% in senior secured loans, 6% in unsecured or subordinated debt securities, 8% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $9.4 million at March 31, 2021. Our largest portfolio company investment at fair value was approximately $33.6 million and our five largest portfolio company investments at fair value comprised approximately 29% of our portfolio at March 31, 2021. At December 31, 2020, our portfolio of $479.0 million (at fair value) consisted of 55 portfolio companies and was invested 77% in senior secured loans, 13% in unsecured or subordinated debt securities, 10% in equity investments and 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $11.0 million at December 31, 2020. Our largest portfolio company investment by value was approximately $36.2 million and our five largest portfolio company investments by value comprised approximately 31% of our portfolio at December 31, 2020.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19 which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At March 31, 2021, our top three industry concentrations at fair value consisted of Diversified Financial Services (24.1%), Road & Rail (11.0%), and Internet Software & Services (6.1%). At December 31, 2020, our top three industry concentrations at fair value consisted of Diversified Financial Services (19.3%), Road & Rail (10.0%) and Thrifts & Mortgage Finance (7.8%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Fair Market Value	Cost	Fair Market Value	Cost
Weighted Average Yield(1)
Total portfolio	8.4%	7.1%	8.7%	7.4%
Senior secured loans	9.5%	9.5%	9.5%	9.5%
Other debt securities(2)	1.9%	1.1%	7.3%	5.3%
Debt and income producing equity securities	8.5%	8.0%	8.9%	8.5%

(1)

Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

(2)

Decrease from December 31, 2020 to March 31, 2021 primarily attributable to a majority of the securities in this category, by fair market value and cost, being on non-accrual, after the intended exit in First Boston Construction Holdings, LLC during 2021.

For the three months ended March 31, 2021 and 2020, the total return based on net asset value was 5.6% and (10.1)%, respectively. For the three months ended March 31, 2021 and 2020, the total return based on market price was 27.9% and (52.9)%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.72 at March 31, 2021 and 1.90 at December 31, 2020. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Grade 1	$243,348,879	$189,012,640
Grade 2	132,842,794	198,713,376
Grade 3	40,437,732	38,605,618
Grade 4	38,283,904	51,136,642
Not Rated(1)	3,416,212	1,557,200
Total investments	$458,329,521	$479,025,476

(1)	Not Rated category consists primarily of the Company’s residual equity investments in AGY Equity, LLC and SVP-Singer Holdings LP.

Results of operations

Results comparisons for the three months ended March 31, 2021 and 2020.

Investment income

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Investment Income:
Interest and fees on senior secured loans	$9,391,185	$10,666,163
Interest and fees on other debt securities	297,797	5,109,988
Interest earned on short-term investments, cash equivalents	1,075	15,640
Dividends and fees on equity securities	582,567	2,907,503
Total investment income	$10,272,624	$18,699,294

Total investment income for the three months ended March 31, 2021 decreased $8.4 million, or 45.1%, as compared to the three months ended March 31, 2020. Excluding fee income and other income, total investment income decreased by approximately 45.7%, primarily due to a 32.6% decrease in the average investment portfolio at amortized cost for the comparative periods, and a decrease in dividend income period over period. The decrease in portfolio size is primarily due to exits during 2020 and during the three months ended March 31, 2021, primarily consisting of reduced non-core and junior capital exposure. The decrease in dividend income is due to a $1.2 million decrease in dividend income from BCIC Senior Loan Partners, LLC period over period, and our preferred stock investment in Gordon Brothers Finance Company going on non-accrual status during the second half of 2020.

Expenses

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Expenses:
Base management fees	$1,799,766	$3,295,687
Incentive management fees	—	1,924,398
Interest and credit facility fees	2,753,096	4,212,274
Professional fees	412,159	525,012
Administrative services	322,115	313,561
Director fees	153,125	184,750
Investment advisor expenses	87,500	87,500
Other	554,646	458,523
Total expenses, before incentive management fee waiver	6,082,407	11,001,705
Incentive management fee waiver	—	(1,924,398)
Expenses, net of incentive management fee waiver	$6,082,407	$9,077,307

Total expenses, net of incentive management fee waiver, decreased $3.0 million, or 33.0%, for the three months ended March 31, 2021 from comparable period in 2020, primarily due to decreases in base management fees, and interest and credit facility fees period over period.

Base management fees decreased approximately $1.5 million, or 45.4%, for the three months ended March 31, 2021 from the comparable period in 2020 due to a decrease in the total assets on which management fees are calculated (in arrears), and a decrease in the base management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to net sales and repayments during 2020.

Interest and credit facility fees decreased approximately $1.5 million, or 34.6%, for the three months ended March 31, 2021 from the comparable period in 2020, primarily due to a significant decrease in the average debt outstanding period over period, and a lower rate environment (see Note 7 to the consolidated financial statements).

As previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, has agreed to waive incentive fees based on income through June 30, 2019 (see Note 3 to the consolidated financial statements). The Advisor voluntarily waived a portion of its incentive fees based on income from July 1, 2019 through December 31, 2020. For the three months ended March 31, 2021, there was no waiver as a result of Incentive Fees based on income of zero for the period. For the three months ended March 31, 2020, the Advisor has voluntarily waived incentive fees of $1.9 million, resulting in no net incentive fees for the period. For the three months ended March 31, 2021 and 2020, there was no incentive management fees based on gains incurred (see Note 3 to the consolidated financial statements).

Net investment income

Net investment income was $4.2 million and $9.6 million for the three months ended March 31, 2021 and 2020, respectively. The decrease of $5.4 million, or 56.5% was due to a $8.4 million decline in total investment income, offset by a $3.0 million decrease in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the three months ended March 31, 2021 was approximately $(10.9) million, primarily due to the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in First Boston Construction Holdings, LLC and Advantage Insurance Inc. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods. Net realized gain (loss) for the three months ended March 31, 2020 was approximately $(1.5) million, primarily due to the sale of U.S. Well Services, Inc. Class A common stock.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2021 and 2020, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $22.9 million and an increase in net unrealized depreciation of $(67.3) million, respectively. The decrease in net unrealized depreciation for the three months ended March 31, 2021 was primarily due to i) the reversal of previously recognized depreciation of $10.5 million related to the restructure of Advanced Lighting Technologies, LLC and exits of our investments in First Boston Construction Holdings, LLC and Advantage Insurance Inc.; and ii) $4.2 million decrease in net unrealized depreciation of SVP-Singer Holdings, LP, which includes $2.7 million of valuation appreciation, and the reversal of previously recognized depreciation of $1.5 million associated with a distribution from the portfolio company. The increase in net unrealized depreciation for the three months ended March 31, 2020 was primarily due to i) $24.7 million increase in valuation depreciation in our equity investments in BCIC Senior Loan Partners, LLC, First Boston Construction Holdings, LLC, and U.S. Well Services, Inc., ii) $18.4 million increase in valuation depreciation in our debt investments in AGY Holding Corp., Sur La Table Inc., and Red Apple Stores Inc., and iii) overall increase in valuation depreciation across our portfolio as a result of macro-economic conditions impacted by the COVID-19 outbreak (see Note 5 to the consolidated financial statements).

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended March 31, 2021 and 2020 was $16.2 million and $(59.2) million, respectively. As compared to the prior period, the increase is reflective of net realized and unrealized gain (loss) of $12.0 million for the current period, as compared to $(68.8) million of net realized and unrealized gain (loss) for the three months ended March 31, 2020, partially offset by a decrease in net investment income of $5.4 million period-over-period.

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for Incentive Fee based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains Incentive Fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental Incentive Fee disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements for a more detailed description of the Company’s Incentive Fee. In addition, as previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive Incentive Fee based on income from March 7, 2017 to June 30, 2019 (see Note 3 to the consolidated financial statements). BCIA had agreed to honor such waiver. The Advisor had voluntarily waived a portion of its Incentive Fee based on income from July 1, 2019 through December 31, 2020.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
GAAP Basis:
Net Investment Income	$4,190,217	$9,621,987
Net Investment Income per share	0.06	0.14
Addback: GAAP incentive management fee expense based on Gains	—	—
Addback: GAAP incentive management fee expense based on Income net of incentive management fee waiver	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$4,190,217	$9,621,987
Net Investment Income per share	0.06	0.14
Less: Incremental incentive management fee expense based on Income net of incentive management fee waiver	—	—
As Adjusted[2]:
Net Investment Income	$4,190,217	$9,621,987
Net Investment Income per share	0.06	0.14

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

Financial condition, liquidity and capital resources

During the three months ended March 31, 2021, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the three months ended March 31, 2021 was $23.4 million.

Net cash used in financing activities during the three months ended March 31, 2021 was $(39.7) million. Our uses of cash consisted of $(38.8) million in net debt repayments under the Credit Facility and purchases of treasury stock of $(0.9) million.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2021 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$—	$—	$—	$—	$—
2022 Convertible Notes	143.8	—	143.8	—	—
Interest and Credit Facility Fees Payable	2.4	2.4	—	—	—

(1)	At March 31, 2021, $300.0 million remained undrawn under our Credit Facility. See Note 7 and Note 12 to the consolidated financial statements

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2021 and December 31, 2020. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2021 and December 31, 2020, the Company was obligated to existing portfolio companies for unfunded commitments of $34.0 million and $24.3 million, respectively. Of the $34.0 million total unfunded commitments at March 31, 2021, $4.2 million was on our aggregate $62.1 million equity commitment to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since March 2019:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	March 18, 2019	April 8, 2019
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2020 and 2019.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.10 dividend paid on April 7, 2021, the Company noted that approximately $0.06 was from net investment income and approximately $0.04 was estimated to be a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

Recent developments

On April 28, 2021, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on July 7, 2021 to stockholders of record at the close of business on June 16, 2021.

On April 23, 2021, the Company entered into a Sixth Amendment to the Credit Facility (the “Amendment”) which, among other items, (i) extends the maturity date on loans made under the Credit Facility from June 5, 2023 to April 23, 2025, (ii) reduces the aggregate commitment under the Credit Facility from $300,000,000 to $265,000,000, (iii) reduces the amount that the Company’s commitment may increase in size, under certain circumstances, from $375,000,000 to $325,000,000, and (iv) reduces the amount of shareholders’ equity required under the Credit Facility from $275,000,000 to $240,000,000, plus 25% of net proceeds from the sale of equity interests by the Company its subsidiaries. Additionally, the Amendment (i) removes a springing maturity that previously existed if the 2022 Convertible Notes were not refinanced by March 16, 2022 and (ii) removes certain restrictions on repurchase or prepayment of 2022 Convertible Notes. For more information on the Amendment, refer to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2021.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2021, 95% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 86% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with no interest rate floors, while our 2022 Convertible Notes bear interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of March 31, 2021, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$12.6	$0.17
Up 300 basis points	$8.7	$0.12
Up 200 basis points	$4.9	$0.07
Up 100 basis points	$1.1	$0.01
Down 100 basis points	$(0.1)	$(0.00)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three months ended March 31, 2021 and 2020, we did not engage in any interest rate hedging activity.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three months period ended March 31, 2021:

Period	Average Price Paid per Share (1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	$—	—	—	7,500,000
February 2021	—	—	—	7,500,000
March 2021	3.40	256,062	256,062	7,243,938
	$3.40	256,062	256,062

(1)	The average price paid per share includes $0.03 commission fee per share.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash and borrowings under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	Exhibits.

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s Form 8-K dated as of April 30, 2018.
(4)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: April 29, 2021	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: April 29, 2021	By:	/s/ Abby Miller
Abby Miller
Chief Financial Officer and Treasurer