Form 10-Q
period 2021-06-30
BlackRock Capital Investment Corp
filed 2021-08-05
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 4, 2021 was 74,101,740.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $469,917,118 and $369,079,320)	$493,129,011	$354,957,936
Non-controlled, affiliated investments (cost of $5,121,773 and $20,927,907)	4,281,369	13,099,313
Controlled investments (cost of $143,128,356 and $216,768,227)	51,869,839	110,968,227
Total investments at fair value (cost of $618,167,247 and $606,775,454)	549,280,219	479,025,476
Cash and cash equivalents	17,030,583	23,332,831
Interest, dividends and fees receivable	2,484,493	2,138,304
Receivable for investments sold	25,156	5,439,507
Deferred debt issuance costs	1,741,443	1,374,115
Prepaid expenses and other assets	1,153,459	409,357
Total assets	$571,715,353	$511,719,590

Liabilities
Debt (net of deferred issuance costs of $896,656 and $1,360,356)	$193,926,217	$179,798,037
Distributions payable	7,413,594	—
Payable for investments purchased	16,845,569	9,193,917
Management fees payable	1,775,684	2,313,447
Incentive fees payable	1,849,597	1,849,597
Interest and debt related payables	620,493	502,682
Accrued administrative expenses	314,886	389,064
Accrued expenses and other liabilities	1,758,928	2,662,569
Total liabilities	224,504,968	196,709,313

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,478,251 and 84,478,251 issued and 74,129,659 and 74,466,665 outstanding	84,478	84,478
Paid-in capital in excess of par	858,079,713	858,079,713
Distributable earnings (losses)	(443,485,518)	(476,857,055)
Treasury stock at cost, 10,348,592 and 10,011,586 shares held	(67,468,288)	(66,296,859)
Total net assets	347,210,385	315,010,277
Total liabilities and net assets	$571,715,353	$511,719,590

Net assets per share	$4.68	$4.23

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$9,210,827	$7,600,731	$17,260,077	$15,722,654
Non-controlled, affiliated investments	—	118,000	11,867	243,474
Controlled investments	135,371	5,486,595	718,571	10,902,430
PIK income:
Non-controlled, non-affiliated investments	815,710	1,358,694	1,596,389	2,454,125
Non-controlled, affiliated investments	117,985	112,958	237,014	221,789
Controlled investments	—	180,156	—	1,053,664
Dividend income:
Non-controlled, affiliated investments	—	—	71,500	—
Controlled investments	536,908	2,566,148	1,047,975	5,473,651
Other income:
Non-controlled, non-affiliated investments	40,958	17,087	186,990	63,254
Non-controlled, affiliated investments	—	1,436	—	2,871
Controlled investments	—	61,153	—	64,340
Total investment income	10,857,759	17,502,958	21,130,383	36,202,252

Operating expenses
Interest and other debt expenses	2,969,177	4,359,441	5,722,273	8,571,715
Management fees	1,775,684	2,708,862	3,575,450	6,004,549
Incentive fees	—	1,608,740	—	3,533,138
Professional fees	254,834	544,845	666,993	1,069,857
Administrative expenses	314,886	375,704	637,001	689,265
Insurance expense	201,597	123,223	400,961	242,843
Director fees	153,125	152,500	306,250	337,250
Investment advisor expenses	87,500	87,500	175,000	175,000
Other operating expenses	258,232	384,693	613,514	723,596
Total expenses, before incentive fee waiver	6,015,035	10,345,508	12,097,442	21,347,213
Incentive fee waiver (see Note 3)	—	(1,608,740)	—	(3,533,138)
Expenses, net of incentive fee waiver	6,015,035	8,736,768	12,097,442	17,814,075

Net investment income	4,842,724	8,766,190	9,032,941	18,388,177

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	6,773	(12,316,751)	(639,501)	(12,311,266)
Non-controlled, affiliated investments	—	(42,238,921)	(7,989,591)	(43,774,013)
Controlled investments	(8,749,931)	—	(11,040,074)	—
Net realized gain (loss)	(8,743,158)	(54,555,672)	(19,669,166)	(56,085,279)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	27,464,721	11,084,426	37,333,277	(15,942,530)
Non-controlled, affiliated investments	153,217	42,458,272	6,988,190	34,178,158
Controlled investments	8,689,595	(35,387,880)	14,826,843	(66,790,209)
Foreign currency translation	(381,379)	239,587	(285,360)	(337,060)
Net change in unrealized appreciation (depreciation)	35,926,154	18,394,405	58,862,950	(48,891,641)
Net realized and unrealized gain (loss)	27,182,996	(36,161,267)	39,193,784	(104,976,920)

Net increase (decrease) in net assets resulting from operations	$32,025,720	$(27,395,077)	$48,226,725	$(86,588,743)

Net investment income per share—basic	$0.07	$0.13	$0.12	$0.27
Earnings (loss) per share—basic	$0.43	$(0.40)	$0.65	$(1.27)
Weighted average shares outstanding—basic	74,150,425	68,117,628	74,292,637	68,365,792
Net investment income per share—diluted	$0.07	$0.13	$0.12	$0.27
Earnings (loss) per share—diluted	$0.38	$(0.40)	$0.58	$(1.27)
Weighted average shares outstanding—diluted (see Note 8)	91,144,162	85,111,365	91,286,374	85,359,529

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2020	74,466,665	$84,478	$858,079,713	$(476,857,055)	$(66,296,859)	$315,010,277
Repurchase of common stock	(256,062)	—	—	—	(869,726)	(869,726)
Net investment income	—	—	—	4,190,217	—	4,190,217
Net realized and unrealized gain	—	—	—	12,010,788	—	12,010,788
Distributions to common stockholders(1)	—	—	—	(7,441,594)	—	(7,441,594)
Balance at March 31, 2021	74,210,603	$84,478	$858,079,713	$(468,097,644)	$(67,166,585)	$322,899,962

Repurchase of common stock	(80,944)	—	—	—	(301,703)	(301,703)
Net investment income	—	—	—	4,842,724	—	4,842,724
Net realized and unrealized gain	—	—	—	27,182,996	—	27,182,996
Distributions to common stockholders(1)	—	—	—	(7,413,594)	—	(7,413,594)
Balance at June 30, 2021	74,129,659	$84,478	$858,079,713	$(443,485,518)	$(67,468,288)	$347,210,385

(1)

Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2). For the three months ended June 30, 2021, it is estimated that $2,570,870 out of the total $7,413,594 distribution was from a return of capital based on book income. For the three months ended March 31, 2021, it is estimated that $3,251,377 out of the total $7,441,594 distribution was from a return of capital based on book income.

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2019	68,836,255	$77,861	$849,240,398	$(351,040,023)	$(62,669,255)	$435,608,981
Repurchase of common stock	(986,554)	—	—	—	(3,627,604)	(3,627,604)
Net investment income	—	—	—	9,621,987	—	9,621,987
Net realized and unrealized loss	—	—	—	(68,815,655)	—	(68,815,655)
Distributions to common stockholders(1)	—	—	—	(9,543,152)	—	(9,543,152)
Balance at March 31, 2020	67,849,701	$77,861	$849,240,398	$(419,776,843)	$(66,296,859)	$363,244,557

Issuance of common stock from dividend reinvestment plan	290,254	291	638,269	—	—	638,560
Net investment income	—	—	—	8,766,190	—	8,766,190
Net realized and unrealized loss	—	—	—	(36,161,267)	—	(36,161,267)
Distributions to common stockholders(1)	—	—	—	(6,813,994)	—	(6,813,994)
Balance at June 30, 2020	68,139,955	$78,152	$849,878,667	$(453,985,914)	$(66,296,859)	$329,674,046

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$48,226,725	$(86,588,743)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	19,669,166	56,085,279
Change in unrealized (appreciation) depreciation of investments	(59,148,310)	48,554,581
Change in unrealized (appreciation) depreciation on foreign currency translation	285,360	337,060
Interest and dividend income paid in kind	(1,833,403)	(3,729,578)
Net amortization of investment discounts and premiums	(688,156)	(405,343)
Amortization of deferred debt issuance costs	863,830	1,220,921
Amortization of original issue discount on debt	464,480	439,089
Changes in assets and liabilities:
Purchase of investments	(141,841,057)	(55,184,092)
Proceeds from disposition of investments	113,366,562	59,830,118
Decrease (increase) in interest, dividends and fees receivable	(411,093)	(2,318,764)
Decrease (increase) in receivable for investments sold	5,414,351	(3,956,572)
Decrease (increase) in prepaid expenses and other assets	(744,102)	(1,325,601)
Increase (decrease) in payable for investments purchased	7,651,652	(7,076,250)
Increase (decrease) in interest and debt related payables	117,811	(260,896)
Increase (decrease) in management fees payable	(537,763)	(542,331)
Increase (decrease) in accrued administrative expenses	(74,178)	3,297
Increase (decrease) in accrued expenses and other liabilities	(903,641)	696,185
Net cash provided by (used in) operating activities	(10,121,766)	5,778,360

Financing activities
Draws on credit facility	64,000,000	98,000,000
Repayments of credit facility draws	(50,800,000)	(93,200,000)
Payments of debt issuance costs	(767,459)	—
Distributions paid to common stockholders	(7,441,594)	(18,541,668)
Repurchase of common stock	(1,171,429)	(3,627,604)
Net cash provided by financing activities	3,819,518	(17,369,272)

Net increase (decrease) in cash and cash equivalents	(6,302,248)	(11,590,912)
Cash and cash equivalents at beginning of period	23,332,831	14,678,878
Cash and cash equivalents at end of period	$17,030,583	$3,087,966

Supplemental cash flow information
Interest payments	$3,762,774	$6,685,050
Tax payments	$60,050	$68,050
Share issuance — stock distribution and reinvestment	$—	$638,560

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Aerospace & Defense
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$6,632,653	$6,592,263	$6,672,449
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$816,327	811,423	816,327
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$1,709,183	1,699,755	1,724,490	T
								9,103,441	9,213,266
Airlines
One Sky Flight, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.50%	8.50%	12/27/2024	$6,567,338	6,443,462	6,633,011

Automobiles
ALCV Purchaser, Inc	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$3,201,324	3,155,170	3,182,116
ALCV Purchaser, Inc	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$—	(3,364)	(1,401)	N/T
								3,151,806	3,180,715
Building Products
Porcelain Acquisition Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$2,207,518	2,163,760	2,176,613
Porcelain Acquisition Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$—	(18,395)	(13,245)	N/T
								2,145,365	2,163,368
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$500,000	483,169	505,000

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.50%	7.50%	11/7/2026	$1,609,477	1,597,880	1,577,288
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(S)	1.00%	6.50%	7.50%	11/7/2026	$354,085	351,325	347,003
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(S)	1.00%	6.50%	7.50%	11/7/2026	$149,359	149,008	139,574	T
								2,098,213	2,063,865
Construction & Engineering
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$2,512,708	2,467,213	2,500,144
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$844,898	829,424	840,673
Sunland Asphalt & Construction, LLC	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2022	$422,993	417,260	420,389	T
								3,713,897	3,761,206
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$7,146,364	7,005,180	7,217,827
Barri Financial Group, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$6,301,021	6,143,552	6,364,032
								13,148,732	13,581,859
Containers & Packaging
Paragon Films, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	3/29/2026	$21,000,000	20,696,557	20,947,500

Distributors
Colony Display LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$2,382,508	2,334,858	2,334,858
Colony Display LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$—	(23,825)	(23,825)	N/T
								2,311,033	2,311,033
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	4/30/2025	$4,742,041	4,854,306	4,553,830	H/J/T
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$4,684,712	4,574,759	4,778,406
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$941,651	896,399	1,003,800	T
								10,325,464	10,336,036
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$6,638,745	6,512,124	6,600,905
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(M)	0.75%	6.00%	6.75%	3/26/2026	$—	(4,552)	(1,369)	N/T
Callodine Commercial Finance, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/3/2025	$25,000,000	25,000,000	24,850,000
Callodine Commercial Finance, LLC	Delayed Draw Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/3/2025	$—	—	(48,387)	N/T
Callodine Commercial Finance, LLC	Subordinated Debt	LIBOR(Q)	0.25%	8.50%	8.75%	11/30/2024	$5,000,000	5,000,000	5,000,000	U
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	12.00%	10/31/2021	$41,861,533	41,861,533	21,169,000	G/S
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$5,000,000	4,908,565	4,930,000
Worldremit Group Limited (United Kingdom)	First Lien Term Loan	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$9,600,000	9,425,478	9,216,960	H/J
								92,703,148	71,717,109

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$1,414,105	$1,393,000	$1,390,630
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$—	(28,533)	(48,329)	N/T
								1,364,467	1,342,301
Electrical Equipment
Advanced Lighting Technologies, Inc.	Second Lien Sr Secured Notes	LIBOR(Q)	2.00%	16.00% PIK + 6.00% Cash	24.00%	3/16/2027	$1,961,356	935,927	657,054	D/I/S

Energy Equipment & Services
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	9.76%	10.76%	6/14/2023	$13,477,796	13,344,730	13,747,352

Health Care Equipment & Supplies
Zest Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	3/14/2026	$15,000,000	14,908,074	14,662,500	Q

Health Care Providers & Services
INH Buyer, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	6/28/2028	$2,700,000	2,646,000	2,646,000
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(Q)	—	7.50%	7.65%	10/26/2026	$5,769,231	5,760,361	5,769,231
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$5,788,615	5,612,927	5,759,672
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$4,074,248	3,996,265	4,119,065
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$—	(15,076)	8,696	N/T
								18,000,477	18,302,664
Health Care Technology
Appriss Health, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$2,875,899	2,820,287	2,829,885
Appriss Health, LLC	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(3,738)	(3,068)	N/T
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$4,673,873	4,621,305	4,720,612
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(3,830)	—	N/T
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$5,176,619	5,075,243	5,124,852
ESO Solutions, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$—	(11,998)	(6,163)	N/T
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$2,016,737	2,006,654	2,026,821
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.19%	7/23/2024	$4,500,000	4,456,912	4,531,500
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.19%	7/23/2024	$—	(4,739)	—	N/T
								18,956,096	19,224,439
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$6,697,322	6,578,684	6,710,716
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$2,337,744	2,299,496	2,342,420
IT Parent, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$1,741,250	1,710,819	1,776,075
IT Parent, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$221,997	217,749	226,437
IT Parent, LLC	Sr Secured Revolver	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$—	(4,406)	—	N/T
Peter C. Foy & Associates Insurance Services, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	3/31/2026	$1,288,736	1,245,965	1,258,258	T
								12,048,307	12,313,906
Internet & Catalog Retail
Live Auctioneers, LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$7,654,498	7,547,597	7,731,043
Live Auctioneers, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$2,990,085	2,937,049	3,019,986
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	8.75%	12/14/2028	$4,673,472	4,606,716	4,626,737
								15,091,362	15,377,766
Internet Software & Services
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$10,000,000	9,892,087	10,090,000
FinancialForce.com, Inc.	First Lien Incremental Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$—	(42,442)	45,000	N/T
McAfee, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	8.25%	9.00%	5/3/2029	$7,000,000	6,895,000	6,912,500
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$9,535,314	9,378,301	9,363,678
MetricStream, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$1,466,971	1,439,559	1,440,566
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$1,562,500	1,551,337	1,546,875
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$10,931,797	10,720,408	10,899,001
Pluralsight, Inc.	First Lien Revolver	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$—	(17,882)	(2,791)	N/T
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.09%	4/2/2027	$5,512,958	5,428,597	5,444,046
								45,244,965	45,738,875
The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	8.17%	6/2/2029	$5,000,000	$4,950,000	$4,950,000
Idera, Inc.	Second Lien Term Loan	LIBOR(S)	0.75%	6.75%	7.50%	2/4/2029	$2,867,296	2,846,250	2,845,790	Q
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$1,000,000	981,217	987,000
								8,777,467	8,782,790
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	8/5/2026	$1,452,093	1,424,406	1,447,736
Sonny's Enterprises, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	8/5/2026	$117,144	109,747	116,000	T
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	8/5/2026	$2,811,330	2,745,999	2,800,730	T
								4,280,152	4,364,466
Media
MBS Opco, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	12/29/2022	$14,475,000	14,475,000	14,366,438
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.10%	10/19/2026	$3,131,760	2,861,739	3,061,296
								17,336,739	17,427,734
Metals & Mining
Kemmerer Operations, LLC	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$2,867,558	2,867,558	2,867,558	D/F
Kemmerer Operations, LLC	First Lien Delayed Draw Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$360,767	360,768	360,768	D/F/T
								3,228,326	3,228,326
Personal Products
Paula's Choice Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	11/17/2025	$7,653,125	7,463,453	7,614,860

Professional Services
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$9,298,457	9,152,484	9,391,441
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$—	(18,297)	—	N/T
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$5,000,000	4,951,128	4,980,000
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$7,200,000	7,066,014	7,257,600	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,400,000	2,354,990	2,419,200	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,900,000	2,843,539	2,923,200	H/J
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$500,000	493,042	511,000
								26,842,900	27,482,441
Road & Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.35%	5/15/2027	$10,808,429	10,639,581	10,613,877
Keep Truckin, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$9,600,000	9,461,632	9,580,800
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Last Out Term Loan	LIBOR(Q)	1.00%	6.89% PIK + 3.09% Cash	10.98%	4/28/2023	$37,119,075	37,119,075	35,077,526	D
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Last Out Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.89% PIK + 3.09% Cash	10.98%	4/28/2023	$7,608,955	7,608,955	7,190,463	D
								64,829,243	62,462,666

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Software
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$3,071,441	$3,011,929	$3,028,440	D
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$—	(3,802)	(5,733)	D/N/T
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(5,923)	(4,300)	N/T
Backoffice Associates Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	4/30/2026	$4,927,912	4,783,694	4,809,643
Backoffice Associates Holdings, LLC	First Lien Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	4/30/2026	$—	(19,057)	(15,769)	N/T
Bluefin Holding, LLC	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.85%	9/6/2027	$4,809,535	4,749,726	4,809,535
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$4,169,152	4,115,378	4,189,998	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$97,085	95,397	97,570	D
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$487,940	485,570	490,380	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$70,107	68,173	70,982	D/T
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$164,770	160,324	164,770	T
Sep Raptor Acquisition Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$3,686,254	3,615,178	3,664,137	H/J
Sep Raptor Acquisition Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$—	(7,850)	(2,458)	H/J/N/T
Sep Vulcan Acquisition Inc. (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$3,016,305	2,957,715	3,010,273	H/J
Sep Vulcan Acquisition Inc. (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$—	(8,203)	(862)	H/J/N/T
Superman Holdings, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.39%	6.39%	8/31/2027	$2,301,935	2,251,543	2,347,974
Superman Holdings, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	5.39%	6.39%	8/31/2027	$408,126	400,110	416,288
Superman Holdings, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	5.39%	6.39%	8/31/2026	$—	(7,101)	—	N/T
Syntellis Performance Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$851,801	828,911	868,837
WinShuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.42%	8/9/2024	$7,451,190	7,320,906	7,488,446
								34,792,618	35,428,151
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.64%	2/12/2025	$173,649	165,870	167,571
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	975,332	1,049,700
								1,141,202	1,217,271
Textile, Apparel & Luxury Goods
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.00%	7.47%	8.47%	12/31/2025	$15,273,116	15,160,900	15,578,578
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.47%	8.47%	12/31/2025	$1,153,846	1,144,616	1,176,923
								16,305,516	16,755,501
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$13,138,997	13,068,989	13,060,163

Trading Companies & Distributors
Whele LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.62%	8.62%	10/15/2025	$4,697,931	4,744,545	4,744,910

Total Debt Investments - 141.2% of Net Assets								509,029,842	490,350,104

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests		91,445	$1,848,077	$—	C/I
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)	2/7/2030	162	14,804	24,118	C/I
				1,862,881	24,118
Chemicals
AGY Equity, LLC	Class A Preferred Stock		4,195,600	1,139,597	570,184	C/F/I
AGY Equity, LLC	Class B Preferred Stock		2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock		2,307,580	—	—	C/F/I
				1,139,597	570,184
Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Stock	4/28/2028	182	—	190,948	C/H/I/J

Diversified Financial Services
BCIC Senior Loan Partners, LLC	Limited Partnership/Limited Liability Company Interests		54,030,590	54,030,590	30,700,839	G/I/J/O/Q/T
Gordon Brothers Finance Company	Common Stock		10,612	10,611,549	—	C/G
Gordon Brothers Finance Company	Preferred Stock		34,285	36,624,684	—	C/G/S
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	7,662	—	177,682	C/H/I/J
				101,266,823	30,878,521
Household Durables
SVP - Singer Holdings, LP	Limited Partnership/Limited Liability Company Interests		1,416,279	3,513,710	25,917,906	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	450,000	100,544	231,706	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests		546	500,000	633,873	C/M

Metals & Mining
Kemmerer Operations, LLC	Limited Partnership/Limited Liability Company Interests		8	753,850	482,859	C/F/K

Oil, Gas & Consumable Fuels
ETX Energy Management Company, LLC	Limited Partnership/Limited Liability Company Interests		53,815	—	—	C
ETX Energy, LLC	Limited Partnership/Limited Liability Company Interests		51,119	—	—	C/L
				—	—

Total Equity Securities - 17.0% of Net Assets				109,137,405	58,930,115

Total Investments - 158.2% of Net Assets				$618,167,247	$549,280,219

Cash and Cash Equivalents - 4.9% of Net Assets					$17,030,583

Total Cash and Investments - 163.1% of Net Assets					$566,310,802

Notes to Consolidated Schedules of Investments:

(A)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(C)	Non-income producing equity securities at June 30, 2021.
(D)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective yield basis.

(E)

Approximately 99.3% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 89.4% of the fair value of such senior secured loans have floors of 0.25% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2021 of all contracts within the specified loan facility.

(F)

Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.

The accompanying notes are an integral part of these consolidated financial statements.

(G)

Transaction and other information for “controlled” investments under the Investment Company Act of 1940, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.

(H)	Non-U.S company or principal place of business outside the U.S.
(I)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 16.8% of the Company’s net assets at June 30, 2021. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of June 30, 2021:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Advanced Lighting Technologies, LLC, Senior Secured Notes	3/16/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Stock	4/28/2021

(J)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2021, approximately 11.3% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(M)

The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of MBS Parent, LLC and thus a non-controlled, non-affiliated investment.

(N)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(O)	BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.
(P)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(Q)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(R)	As of June 30, 2021, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(S)

The investment is on non-accrual status as of June 30, 2021 and therefore non-income producing. At June 30, 2021, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 4.45% and 14.53%, respectively.

(T)

Position or associated portfolio company thereof has an unfunded loan commitment as of June 30, 2021 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(U)	This investment will have a first lien security interest after the senior tranches are repaid.

LIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2021

(Unaudited)

Non-Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2020	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions(3)	Dispositions(4)	Fair Value at June 30, 2021
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$(1,999,678)	$2,181,306	$—	$(181,628)	$—	†
Senior Secured Loan, First Lien	13,185	3,223,664	(3,017,339)	1,774,757	—	(1,981,082)	—	†
Limited Liability Co. Interest	—	—	—	—	—	—	—	†
Warrants	—	—	—	—	—	—	—	†
Advantage Insurance Inc.:
Preferred Stock	—	5,720,010	(2,972,574)	2,972,574	—	(5,720,010)	—	†
Preferred Stock Series B	71,500	—	—	—	3,575,000	(3,575,000)	—	†
AGY Equity, LLC:
Class A Preferred Stock	—	1,557,200	—	(987,016)	—	—	570,184
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	30,994	284,343	—	214,865	31,052	(169,492)	360,768
Senior Secured Loan, First Lien	204,702	2,314,096	—	348,845	204,617	—	2,867,558
Limited Liability Co. Interest	—	—	—	482,859	—	—	482,859
Totals	$320,381	$13,099,313	$(7,989,591)	$6,988,190	$3,810,669	$(11,627,212)	$4,281,369

(1)

The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.

(2)	Also includes fee income as applicable.
(3)	Acquisitions include new purchases, PIK income and amortization of original issue and market discounts, and the movement of an existing portfolio company into this category from a different category.
(4)

Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

†	Investment no longer held as of June 30, 2021.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2021 represents 1.2% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2021

(Unaudited)

Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2020	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation(5)	Acquisitions(3)	Dispositions(4)	Fair Value at June 30, 2021
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	$1,047,975	$36,150,259	$—	$2,428,301	$—	$(7,877,721)	$30,700,839
First Boston Construction Holdings, LLC:
Subordinated Debt	163,125	32,625,000	—	—	—	(32,625,000)	—	†
Limited Liability Co. Interest	—	4,557,035	(2,290,144)	3,599,215	—	(5,866,106)	—	†
Gordon Brothers Finance Company:
Unsecured Debt	—	22,850,000	—	(253,748)	—	(1,427,252)	21,169,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	555,446	14,785,933	(1,998,478)	2,016,263	—	(14,803,718)	—	†
Preferred Stock	—	—	—	—	—	—	—	†
Common Stock	—	—	(6,751,452)	6,751,452	—	—	—	†
Totals	$1,766,546	$110,968,227	$(11,040,074)	$14,541,483	$—	$(62,599,797)	$51,869,839

(1)

The issuers of securities listed on this schedule are considered controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of more than 25% of the issuers’ voting securities.

(2)	Also includes fee income as applicable.
(3)

Acquisitions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(4)

Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(5)

Net unrealized gain (loss) before taxes includes the net change in unrealized appreciation (depreciation) on controlled investments and net change in unrealized appreciation (depreciation) on foreign currency translation associated with the controlled investments. For the six months ended June 30, 2021, the net change in unrealized appreciation (depreciation) and foreign currency translation associated with the Red Apple Stores Inc.’s common stock was $285,360 and $(285,360), respectively.

†	Investment no longer held as of June 30, 2021.

The aggregate fair value of controlled investments at June 30, 2021 represents 14.9% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Issuer(Q/S)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Aerospace & Defense
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$6,632,653	$6,584,223	$6,526,531
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$816,327	810,431	803,265
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.44%	5/31/2024	$1,709,183	1,697,471	1,668,367	U
								9,092,125	8,998,163
Airlines
One Sky Flight, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.50%	8.50%	12/27/2024	$7,125,000	6,974,333	7,196,250

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(Q)	1.50%	7.25%	8.75%	2/7/2025	$500,000	481,114	495,500

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$1,617,647	1,604,958	1,633,824
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$355,882	352,753	359,441
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.50%	7.50%	11/7/2026	$92,778	92,620	97,676	U
								2,050,331	2,090,941
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	10/23/2024	$7,740,371	7,585,234	7,817,774
Open Lending, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.50%	7.50%	3/11/2027	$490,625	474,859	488,172
								8,060,093	8,305,946
Containers & Packaging
Paragon Films, Inc.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/29/2026	$21,000,000	20,667,384	20,580,000

Diversified Consumer Services
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$4,708,253	4,590,547	4,590,547
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	—	(77,687)	(77,687)	O/U
								4,512,860	4,512,860
Diversified Financial Services
Aretec Group, Inc. (Cetera)	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	10/1/2026	$3,563,440	3,525,253	3,313,999
Callodine Commercial Finance, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/3/2025	$25,000,000	25,000,000	25,000,000	U
Callodine Commercial Finance, LLC	Subordinated Debt	LIBOR(Q)	—	8.50%	8.75%	11/30/2024	$5,000,000	5,000,000	5,000,000	V
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	12.00%	10/31/2021	$43,288,785	43,288,785	22,850,000	G/T
								76,814,038	56,163,999
Electrical Equipment
Advanced Lighting Technologies LLC	Second Lien Sr Secured Notes	LIBOR(Q)	1.00%	17.00% PIK	18.00%	10/4/2023	$9,762,878	2,181,306	—	D/F/J/T
Advanced Lighting Technologies LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	10/4/2022	$5,036,975	4,998,421	3,223,664	F
								7,179,727	3,223,664
Energy Equipment & Services
Sphera Solutions, Inc. (Diamondback)	First Lien FILO Term Loan B	LIBOR(Q)	1.00%	9.98%	10.98%	6/14/2023	$13,546,524	13,379,697	13,370,419

Health Care Equipment & Supplies
PharmaLogic Holdings Corp.	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.15%	12/11/2023	$8,786,087	8,740,207	8,522,504
PharmaLogic Holdings Corp.	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.15%	12/11/2023	$3,323,478	3,309,838	3,223,774	H/K
PharmaLogic Holdings Corp.	Second Lien Delayed Draw Term Loan	LIBOR(M)	—	8.00%	8.15%	12/11/2023	$2,690,435	2,681,775	2,609,722
Zest Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	3/14/2026	$15,000,000	14,895,219	13,650,000
								29,627,039	28,006,000
Health Care Providers & Services
Midwest Physician Administrative Services, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	8/15/2025	$10,000,000	9,947,414	9,725,000	R
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(Q)	—	7.50%	7.75%	10/26/2026	$11,538,462	11,515,750	11,538,462
Team Services Group, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/13/2028	$5,788,615	5,601,268	5,730,729
								27,064,432	26,994,191

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Issuer(Q/S)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Health Care Technology
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$4,733,036	$4,669,959	$4,780,367
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(4,515)	—	O/U
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$4,500,000	4,449,231	4,383,000
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$—	(5,506)	(13,000)	O/U
								9,109,169	9,150,367
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$6,697,322	6,572,096	6,657,138
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$2,337,744	2,297,151	2,323,718
IT Parent, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$1,750,000	1,716,183	1,741,250
IT Parent, LLC	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$200,000	195,206	198,750	U
								10,780,636	10,920,856
Internet & Catalog Retail
Live Auctioneers, LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$7,693,552	7,572,688	7,555,068
Live Auctioneers, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$3,005,110	2,945,191	2,951,018
Syndigo, LLC	Second Lien Term Loan	LIBOR(Q)	0.75%	8.00%	8.75%	12/14/2028	$4,673,472	4,603,370	4,603,370
								15,121,249	15,109,456
Internet Software & Services
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$10,000,000	9,868,861	10,120,000
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$9,535,314	9,356,259	9,344,608
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$1,562,500	1,549,386	1,546,875
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.15%	4/2/2027	$5,512,958	5,421,288	5,444,046
								26,195,794	26,455,529
IT Services
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$1,000,000	976,937	982,000

Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$1,459,390	1,430,241	1,430,202
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$—	(70,750)	(70,885)	O/U
								1,359,491	1,359,317
Media
MBS Opco, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	12/29/2022	$14,550,000	14,550,000	14,222,625
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.15%	10/19/2026	$6,631,760	6,324,455	5,623,733	R
								20,874,455	19,846,358
Metals & Mining
Kemmerer Operations, LLC	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$2,662,942	2,662,942	2,314,096	D/F
Kemmerer Operations, LLC	First Lien Delayed Draw Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$499,207	499,207	284,343	D/F/U
								3,162,149	2,598,439
Multiline Retail
Red Apple Stores Inc.	Second Lien Term Loan	Fixed	—	10.00%	10.00%	8/1/2024	$16,802,196	16,802,197	14,785,933	G/H/K

Personal Products
Paula's Choice Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	11/17/2025	$7,750,000	7,537,774	7,556,250

Professional Services
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$9,321,820	9,158,283	9,508,256
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$—	(20,601)	—	O/U
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$333,333	325,097	324,333	U
								9,462,779	9,832,589
Road & Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	5/15/2027	$10,808,429	10,627,175	9,262,824
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.25% PIK + 1.00% Cash	11.25%	4/28/2023	$35,796,853	35,796,853	32,038,183	D
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	9.25% PIK + 1.00% Cash	11.25%	4/28/2023	$7,337,916	7,337,916	6,567,435	D
								53,761,944	47,868,442

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Issuer(Q/S)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Software
Bluefin Holding, LLC	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.90%	9/6/2027	$4,809,535	$4,745,288	$4,857,631
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.09%	5/2/2025	$4,106,632	4,045,856	4,135,378	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$96,058	94,164	96,730	D
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$482,361	479,191	485,737	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$—	(2,133)	1,223	D/O/U
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$164,770	159,711	164,770	U
Superman Holdings, LLC	First Lien Term Loan	PRIME	—	7.00%	10.25%	8/31/2027	$2,313,532	2,258,098	2,322,786
Superman Holdings, LLC	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2026	$—	(7,780)	—	O/U
Syntellis Performance Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$856,092	831,337	860,372
WinShuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.42%	8/9/2024	$7,655,992	7,496,633	7,770,832
								20,100,365	20,695,459
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.73%	2/12/2025	$234,650	222,915	222,918
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	972,795	1,098,500
								1,195,710	1,321,418
Textile, Apparel & Luxury Goods
WH Buyer, LLC (Anne Klein)	First Lien Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$15,273,116	15,146,958	15,181,476
WH Buyer, LLC (Anne Klein)	First Lien Incremental Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$1,153,846	1,143,530	1,146,922
								16,290,488	16,328,398
Thrifts & Mortgage Finance
First Boston Construction Holdings, LLC	Subordinated Debt	Fixed	—	12.00%	12.00%	2/23/2023	$32,625,000	32,625,000	32,625,000	D/G/K

Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$13,226,497	13,134,287	13,200,044

Total Debt Investments - 136.7% of Net Assets								464,393,597	430,573,788

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Issuer(Q/S)	Instrument	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests		91,445	$1,848,077	$—	C/J
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)	2/7/2030	162	14,804	16,046	C/J
				1,862,881	16,046
Chemicals
AGY Equity, LLC	Class A Preferred Stock		4,195,600	1,139,597	1,557,200	C/F/J
AGY Equity, LLC	Class B Preferred Stock		2,936,920	—	—	C/F/J
AGY Equity, LLC	Class C Common Stock		2,307,580	—	—	C/F/J
				1,139,597	1,557,200
Diversified Financial Services
BCIC Senior Loan Partners, LLC	Limited Partnership/Limited Liability Company Interests		61,908,311	61,908,311	36,150,259	G/J/K/P/R/U
Gordon Brothers Finance Company	Common Stock		10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock		34,285	36,624,684	—	C/G/T
				109,144,543	36,150,259
Electrical Equipment
Advanced Lighting Technologies LLC	Equity Warrants/Options	10/4/2027	2,360	—	—	C/F/J
Advanced Lighting Technologies LLC	Limited Partnership/Limited Liability Company Interests		149,717	—	—	C/F
				—	—
Health Care Equipment & Supplies
Facet Investment, Inc.	Equity Warrants/Options	1/18/2021	1,978	250,000	—	C

Household Durables
SVP - Singer Holdings, LP	Limited Partnership/Limited Liability Company Interests		1,416,279	5,030,156	—	C/J

Insurance
Advantage Insurance Inc.	Preferred Stock		572,001	8,692,584	5,720,010	C/D/F/J/T

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	62,840	100,544	137,714	C/J

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests		546	500,000	313,424	C/N

Metals & Mining
Kemmerer Operations, LLC	Limited Partnership/Limited Liability Company Interests		8	753,850	—	C/F/L

Multiline Retail
Red Apple Stores Inc.	Common Stock		8,756,859	6,751,452	—	C/G/H/I/K
Red Apple Stores Inc.	Preferred Stock		6,806,383	—	—	C/G/H/K
				6,751,452	—
Oil, Gas & Consumable Fuels
ETX Energy Management Company, LLC	Limited Partnership/Limited Liability Company Interests		53,815	—	—	C
ETX Energy, LLC	Limited Partnership/Limited Liability Company Interests		51,119	—	—	C/M
				—	—
Thrifts & Mortgage Finance
First Boston Construction Holdings, LLC	Limited Partnership/Limited Liability Company Interests		8,156,250	8,156,250	4,557,035	C/G/K

Total Equity Securities - 15.4% of Net Assets				142,381,857	48,451,688

Total Investments - 152.1% of Net Assets				$606,775,454	$479,025,476

Cash and Cash Equivalents - 7.4% of Net Assets					$23,332,831

Total Cash and Investments - 159.5% of Net Assets					$502,358,307

Notes to Consolidated Schedules of Investments:

(A)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(C)	Non-income producing equity securities at December 31, 2020.
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
(J)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities exempt under 144A may be resold in transactions that are exempt from registration, normally to qualified institutional buyers. In aggregate, these securities represent 13.8% of the Company’s net assets at December 31, 2020. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of December 31, 2020.

Investment	Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
SVP-Singer Holdings LP, Limited Partnership/Limited Liability Company Interests	3/16/2018
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading, LLC, Warrants to Purchase Membership Units	2/7/2020

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

(Q)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(R)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(S)	As of December 31, 2020, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
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

LIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Non-Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2019	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2020
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$—	$—	$—	$—	$—
Senior Secured Loan, First Lien	473,544	4,885,476	—	(1,628,467)	18,717	(52,062)	3,223,664
Limited Liability Co. Interest	—	—	—	—	—	—	—
Warrants	—	—	—	—	—	—	—
Advantage Insurance Inc.:
Preferred Stock	—	5,752,610	(77,952)	195,352	—	(150,000)	5,720,010
AGY Equity, LLC:
Class A Preferred Stock	—	—	—	417,602	1,139,598	—	1,557,200
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC:
Delayed Draw Term Loan, First Lien	89,317	576,294	—	(214,865)	92,405	(169,491)	284,343
Senior Secured Loan, First Lien	370,313	2,292,783	—	(348,845)	370,158	—	2,314,096
Limited Liability Co. Interest	—	508,730	—	(508,730)	—	—	—
U.S. Well Services, Inc.:
Common Stock, Class A	—	8,457,631	(43,774,013)	37,611,309	—	(2,294,927)	—	†
Totals	$933,174	$22,473,524	$(43,851,965)	$35,523,356	$1,620,878	$(2,666,480)	$13,099,313

(1)

The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the Investment Company Act of 1940 due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.

(2)	Also includes fee income as applicable.
(3)

Acquisitions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(4)

Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

†	Investment no longer held as of December 31, 2020.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2020 represents 4.2% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2019	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation(5)	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2020
AGY Holding Corp.:
Senior Secured Note, Second Lien	$—	$9,186,817	$(24,503,088)	$15,316,271	$—	$—	$—	†
Senior Secured Loan, First Lien	765,271	25,509,040	(24,116,266)	—	773,773	(2,166,547)	—	†
Senior Secured Loan, First Lien	106,269	—	288,157	—	2,639,252	(2,927,409)	—	†
Delayed Draw Term Loan, First Lien	192,019	—	189,577	—	4,792,093	(4,981,670)	—	†
KAGY Holding Company, Inc. (AGY Holding Corp.):
Preferred Stock	—	—	(11,053,124)	11,053,124	—	—	—	†
Common Stock	—	—	—	—	—	—	—	†
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	5,850,565	88,272,340	—	(17,697,061)	143,053	(34,568,073)	36,150,259
First Boston Construction Holdings, LLC:
Subordinated Debt	4,297,856	40,237,500	—	—	—	(7,612,500)	32,625,000
Limited Liability Co. Interest	—	5,999,814	—	460,346	—	(1,903,125)	4,557,035
Gordon Brothers Finance Company:
Unsecured Debt	13,104,111	118,168,342	—	(20,438,785)	31,925,097	(106,804,654)	22,850,000
Subordinated Debt	111,639	—	—	—	5,000,000	(5,000,000)	—	††
Preferred Stock	2,339,934	34,284,760	—	(36,624,694)	2,339,934	—	—
Common Stock	—	10,611,550	—	(10,611,550)	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	2,341,681	17,979,000	—	3,054,736	—	(6,247,803)	14,785,933
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$29,109,345	$350,249,163	$(59,194,744)	$(55,487,613)	$47,613,202	$(172,211,781)	$110,968,227

(1)

The issuers of the securities listed on this schedule are considered controlled affiliates under the Investment Company Act of 1940 due to the ownership by the Company of more than 25% of the issuers’ voting securities.

(2)	Also includes fee income as applicable.
(3)

Acquisitions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(4)

Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(5)

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

2. Summary of Significant Accounting Policies

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

Unaudited Interim Consolidated Financial Statements

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

The interim financial information at June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

Investment Valuation

Investments are recorded at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the Company’s Board of Directors. Securities traded on a recognized securities exchange are valued using the close price on the exchange on valuation date. Investments for which market prices from an exchange are not readily available are valued using the last available bid price or quote provided by an independent pricing service or one or more broker-dealers or market makers, unless they are deemed not to represent fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Board of Directors.

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

At June 30, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	17,508,290	—	—	17,508,290
3	Valuation sources that employ significant unobservable inputs	444,966,060	27,875,754	28,229,276	501,071,090
		$462,474,350	$27,875,754	$28,229,276	$518,579,380
NA	Investment measured at net asset value(4)	—	—	30,700,839	30,700,839
Total		$462,474,350	$27,875,754	$58,930,115	$549,280,219

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments
(4)

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

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$393,499,109	Income approach	Discount rate	9.1% - 9.9% (9.5%)
	48,238,625	Market quotations	Indicative quotes	1 (1)
	3,228,326	Market comparable companies	EBITDA multiples	1.4x - 2.1x (1.7x)
Other Corporate Debt	27,218,700	Income approach	Discount rate	11.4% - 13.0% (12.2%)
	657,054	Market comparable companies	Revenue multiples	0.2x - 0.2x (0.2x)
Equity	624,454	Option Pricing Model	EBITDA/Revenue multiples	6.3x - 6.5x (6.4x)
			Implied volatility	54.8% - 64.4% (59.6%)
			Term	2.7 years - 3.7 years (3.2 years)
	25,917,906	Market comparable companies	Expected transaction proceeds	1.0x (1.0x)
	1,116,732	Market comparable companies	EBITDA multiples	3.9x - 4.4x (4.2x)
	570,184	Market comparable companies	Revenue multiples	0.6x - 0.8x (0.7x)
$501,071,090

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2021 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$381,815,800	$29,236,227	$4,442,357	$415,494,384
Net realized and unrealized gains (losses)	3,402,345	(1,361,661)	23,786,919	25,827,603
Acquisitions(1)	89,124,878	1,188	—	89,126,066
Dispositions	(17,995,123)	—	—	(17,995,123)
Transfers into Level 3(2)	2,868,160	—	—	2,868,160
Transfers out of Level 3(3)	(14,250,000)	—	—	(14,250,000)
Ending balance	$444,966,060	$27,875,754	$28,229,276	$501,071,090

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,728,589	$(1,361,661)	$23,786,919	$26,153,847

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)	Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the six months ended June 30, 2021 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$353,651,555	$61,573,500	$12,301,429	$427,526,484
Net realized and unrealized gains (losses)	6,963,248	(402,330)	29,030,409	35,591,327
Acquisitions(1)	141,565,848	938,464	3,575,000	146,079,312
Dispositions(1)	(49,188,324)	(34,233,880)	(16,677,562)	(100,099,766)
Transfers into Level 3(2)	5,623,733	—	—	5,623,733
Transfers out of Level 3(3)	(13,650,000)	—	—	(13,650,000)
Ending balance	$444,966,060	$27,875,754	$28,229,276	$501,071,090

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,956,370	$(583,958)	$27,721,338	$35,093,750

(1)	Includes payments received in kind, accretion of original issue and market discounts, and cost basis impact of non-cash restructures.
(2)	Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)	Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	15,348,733	—	—	15,348,733
3	Valuation sources that employ significant unobservable inputs	353,651,555	61,573,500	12,301,429	427,526,484
		$369,000,288	$61,573,500	$12,301,429	$442,875,217
NA	Investment measured at net asset value(4)	—	—	36,150,259	36,150,259
Total		$369,000,288	$61,573,500	$48,451,688	$479,025,476

(1)	Includes senior secured loans
(2)	Includes senior secured notes, unsecured debt and subordinated debt
(3)	For example, quoted prices in inactive markets or quotes for comparable investments
(4)

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

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$299,811,858	Income approach	Discount rate	9.9% - 10.8% (10.4%)
	33,231,661	Market quotations	Indicative quotes	1 (1)
	3,223,664	Market comparable companies	Revenue multiples	0.3x - 0.3x (0.3x)
	2,598,439	Market comparable companies	EBITDA multiples	1.8x - 2.8x (2.3x)
	14,785,933	Market comparable companies	Expected transaction proceeds	1.0x (1.0x)
Other Corporate Debt	28,948,500	Income approach	Discount rate	11.3% - 12.9% (12.1%)
	32,625,000	Market comparable companies	Book value multiples	0.9x - 1.0x (1.0x)
Equity	153,760	Option Pricing Model	EBITDA/Revenue multiples	3.9x - 4.4x (4.2x)
			Implied volatility	51.0% - 60.0% (55.5%)
			Term	1.6 years - 2.5 years (2.1 years)
	1,557,200	Market comparable companies	Revenue multiples	0.6x - 0.8x (0.7x)
	313,424	Market comparable companies	EBITDA multiples	5.8x - 6.3x (6.0x)
	10,277,045	Market comparable companies	Book value multiples	0.8x - 1.0x (1.0x)
$427,526,484

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value; reclassified to conform to the current period presentation
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value

Changes in investments categorized as Level 3 during the three months ended June 30, 2020 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$392,646,677	$157,762,386	$49,942,134	$600,351,197
Net realized and unrealized gains (losses)	(12,942,345)	182,430	(23,057,210)	(35,817,125)
Acquisitions(1)	3,214,535	18,536,982	—	21,751,517
Dispositions	(16,645,991)	(2,898,003)	(543,750)	(20,087,744)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(2)	(2,494,408)	—	—	(2,494,408)
Ending balance	$363,778,468	$173,583,795	$26,341,174	$563,703,437

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(7,513,015)	$182,430	$(23,057,216)	$(30,387,801)

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred out of Level 3 into Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the six months ended June 30, 2020 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$390,746,388	$176,713,298	$57,825,747	$625,285,433
Net realized and unrealized gains (losses)	(39,052,513)	(10,988,057)	(30,140,002)	(80,180,572)
Acquisitions(1)	25,771,411	33,432,019	14,804	59,218,234
Dispositions	(18,730,689)	(25,573,465)	(1,359,375)	(45,663,529)
Transfers into Level 3(2)	5,043,871	—	—	5,043,871
Transfers out of Level 3	—	—	—	—
Ending balance	$363,778,468	$173,583,795	$26,341,174	$563,703,437

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(27,329,588)	$(10,988,056)	$(30,140,002)	$(68,457,646)

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred into Level 3 from Level 2 due to decreased observable market activity.

Investment Transactions

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents include short-term liquid overnight investments with original maturities of three months or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy.

Restricted Investments

The Company may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. See footnotes to the Consolidated Schedule of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency amounts are translated into United States dollars on the following basis:

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

Derivatives

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2021 and December 31, 2020.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2021 and December 31, 2020 represents 0.18% and 0.05% of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of June 30, 2021 and December 31, 2020 reflect the volume of derivative activity throughout the periods presented.

Debt Issuance Costs

Certain costs incurred in connection with the issuance and/or extension of debt of the Company and its subsidiaries were capitalized and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Company.

Revenue Recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned.

Certain debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

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

In March 2020 and January 2021, FASB issued ASU No. 2020-04 and ASU No. 2021-01, respectively, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective and can be adopted by all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

3. Management Fees, Incentive Fees and Other Expenses

Investment Management Agreement

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved, among other matters, a proposal to allow the Company to increase leverage by approving the application to the Company of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the Investment Company Act of 1940, to become effective on May 2, 2020. Effective at the same time, the Company and BCIA, the Advisor, amended and restated its previous investment management agreement to reduce the base management fee (“Management Fee”) and incentive management fees (“Incentive Fees”) as follows: (i) the Management Fee was reduced from 1.75% of total assets to 1.50% on total assets up to 200% of net asset value and 1.0% on total assets that exceed 200% of net asset value; (ii) the Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the Incentive Fee based on net capital gains was reduced from 20% to 17.5% (the “Current Management Agreement”).

The investment management agreement will be in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of the Current Management Agreement on November 3, 2020.

For Management Fee and Incentive Fee terms prior to March 6, 2017, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 4, 2020.

Management Fee

Under the Current Management Agreement, the investment advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a Management Fee at an annual rate of 1.50% of total assets (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the Management Fee is calculated at 1.00% on assets that exceed 200% of net asset value of the Company. Prior to May 2, 2020, the

Management Fee was calculated at an annual rate of 1.75% of total assets (excluding cash and cash equivalents). The Management Fee for any partial quarter is prorated.

For the three and six months ended June 30, 2021, the Company incurred $1,775,684 and $3,575,450 respectively, in management fees under the investment management agreement. For the three and six months ended June 30, 2020, the Company incurred $2,708,862 and $6,004,549, respectively, in management fees under the Current Management Agreement.

Incentive Fees

(i)	Quarterly Incentive Fee Based on Income

The current investment management agreement provides that the investment advisor or its affiliates may be entitled to an Incentive Fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. Effective May 2, 2020, the Incentive Fee based on income is calculated as follows:

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

For the three and six months ended June 30, 2021, the Company incurred no Incentive Fees on income for both periods. For the three and six months ended June 30, 2020, the Company incurred $1,608,740 and $3,533,138, respectively, in Incentive Fees based on income. For the three and six months ended June 30, 2020, the Advisor has voluntarily waived incentive fees of $1,608,740 and $3,533,138, respectively, resulting in no net incentive fees for both periods.

As of June 30, 2021 and December 31, 2020, there was $1,849,597 and $1,849,597 of Incentive Fees payable based on income, respectively, for Incentive Fees earned and accrued in 2019, for which the payment was deferred and carried over in accordance with the payment deferral clause described above. Such Incentive Fees payable balance was paid subsequent to June 30, 2021 as a result of the payment hurdle of the Annualized Rate of Return being met for the trailing four quarter period ended June 30, 2021.

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

The capital gains Incentive Fee as calculated under the Current Management Agreement at June 30, 2021 and December 31, 2020, respectively, resulted in no capital gains incentive fee accrual. The Company did not have any cumulative accrued balance at June 30, 2021 and December 31, 2020.

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

If the resulting amount is negative, the accrual for GAAP in a given period may have resulted in the reduction of an expense. There can be no assurance that such unrealized capital appreciation will be realized in the future. However, it should be noted that a fee so calculated and accrued would not be payable under the Advisers Act, the Current Management Agreement or the BlackRock Advisors Management Agreement. Amounts actually paid were consistent with the Advisers Act, which specifically excludes consideration of unrealized capital appreciation. In accordance with GAAP, the hypothetical liquidation for the three and six months ended June 30, 2021 and 2020 resulted in no capital gains Incentive Fee.

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

Other Expenses

The Company bears all expenses incurred in connection with its business, including fees and expenses out outside contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of a senior secured revolving credit facility dated as of February 19, 2016 (as amended, amended and restated, supplemented or otherwise modified from time to time, including as amended and restated by the sixth amendment thereto, dated as of April 23, 2021, the “Credit Facility”) and unsecured convertible senior notes due June 2022 issued by the Company (the “2022 Convertible Notes”). Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As of June 30, 2021 and December 31, 2020, the Company’s asset coverage was 276% and 271%, respectively.

Total debt outstanding and available at June 30, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(2)	$52,000,000	$213,000,000	(3)	$265,000,000	(4)
2022 Convertible Notes (1)	2022	5.00%		141,926,217	—		141,926,217
Debt, net of unamortized issuance costs				$193,926,217	$213,000,000		$406,926,217

(1)	The carrying value of 2022 Convertible notes was comprised of the following:

June 30, 2021
Principal amount of debt	$143,750,000
Original issue discount, net of accretion	(927,127)
Unamortized issuance costs	(896,656)
Carrying value	$141,926,217

(2)

The applicable margin for LIBOR-based borrowings could be either 2.00% or 2.25% depending on a ratio of the borrowing base to certain indebtedness. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain indebtedness.

(3)	Subject to borrowing base and leverage restrictions.
(4)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $325 million effective April 23, 2021.

Total debt outstanding and available at December 31, 2020 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2023	L+2.00%	(2)	$38,800,000	$261,200,000	(3)	$300,000,000	(4)
2022 Convertible Notes (1)	2022	5.00%		140,998,037	—		140,998,037
Debt, net of unamortized issuance costs				$179,798,037	$261,200,000		$440,998,037

(1)	The carrying value of 2022 Convertible notes was comprised of the following:
December 31, 2020
Principal amount of debt	$143,750,000
Original issue discount, net of accretion	(1,391,607)
Unamortized issuance costs	(1,360,356)
Carrying value	$140,998,037

(2)

As of December 31, 2020, the applicable margin for LIBOR-based borrowings was either 2.00% or 2.25% depending on a ratio of the borrowing base to certain indebtedness. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain indebtedness.

(3)	Subject to borrowing base and leverage restrictions.
(4)	As of December 31, 2020, provided for a feature that allowed the Company, under certain circumstances, to increase the size of the Credit Facility up to $375 million.

The Company’s average outstanding debt balance during the three months ended June 30, 2021 and 2020 was $173,454,058 and $346,765,223, respectively. The maximum amounts borrowed during the three months ended June 30, 2021 and 2020 were $193,926,217 and $356,300,739, respectively. The Company’s average outstanding debt balance during the six months ended June 30, 2021 and 2020 was $161,052,536 and $332,595,186, respectively. The maximum amounts borrowed during the six months ended June 30, 2021 and 2020 were $193,926,217 and $356,300,939, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and six months ended June 30, 2021 was 6.26% and 6.45% respectively, exclusive of commitment fees. The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and six months ended June 30, 2020 was 4.90% and 5.00%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40% (0.375% prior to May 22, 2020).

Total expenses related to debt for the three and six months ended June 30, 2021 and 2020 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stated interest expense	$1,979,648	$3,186,922	$3,819,434	$6,609,206
Amortization of original issue discount	232,790	220,065	464,480	439,089
Amortization of deferred debt issuance costs	493,678	821,295	863,830	1,220,921
Total interest expense	2,706,116	4,228,282	5,147,744	8,269,216
Commitment and credit facility fees	263,061	131,159	574,529	302,499
Total	$2,969,177	$4,359,441	$5,722,273	$8,571,715

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

The carrying and fair values of the Company’s outstanding debt as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$52,000,000	$49,400,000	$38,800,000	$35,696,000
2022 Convertible Notes	141,926,217	145,367,188	140,998,037	143,210,938
Total	$193,926,217	$194,767,188	$179,798,037	$178,906,938

At June 30, 2021, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

Senior Secured Revolving Credit Facility

On February 19, 2016, the Company entered into the Credit Facility, which has an initial aggregate principal amount of up to $440,000,000, a stated commitment termination date of February 19, 2020, and a stated maturity date of February 19, 2021. The interest rate applicable to Eurocurrency borrowings thereunder is generally LIBOR plus an applicable margin of either 1.75% or 2.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The interest rate applicable to alternate base rate borrowings thereunder is generally the prime rate in effect plus an applicable margin of either 0.75% or 1.00% based on a pricing grid using the borrowing base as a multiple of the combined debt amount. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $750,000,000. From the commitment termination date to the stated maturity date, the Company is required to repay outstanding principal amounts under the Credit Facility on a monthly basis in an amount equal to 1/12th of the outstanding amount at the commitment termination date. On June 5, 2017, the Company entered into a Second Amendment to the Credit Facility which extended the commitment termination date on the Credit Facility to June 5, 2021 and the maturity date to June 5, 2022. On March 15, 2018, the Company entered into a Third Amendment to the Credit Facility which (i) permanently reduced the aggregate amount of multicurrency commitments under the Credit Facility from $440,000,000 to $400,000,000 and (ii) reduced the amount of shareholders’ equity required under the Credit Facility from $500,000,000 plus 25% of net proceeds from the sale of equity interests to $450,000,000 plus 25% of net proceeds from the sale of equity interests. On August 30, 2019, the Company entered into a Fourth Amendment to the Credit Facility which (i) permanently reduced the aggregate amount of multicurrency commitments under the Credit Facility from $400,000,000 to $340,000,000 and (ii) reduced the amount of shareholders’ equity required under the Credit Facility from $450,000,000 plus 25% of net proceeds from the sale of equity interests to $375,000,000 plus 25% of net proceeds from the sale of equity interests after August 30, 2019. On March 31, 2020, the Company had entered into a Waiver and Agreement to the Credit Facility to waive certain requirements under the Credit Facility from March 31, 2020 through May 10, 2020, which was extended to August 10, 2020 with a Second Waiver and Agreement that the Company entered into on May 1, 2020. As a result of the Fifth Amendment of the Credit Facility, the waivers are no longer required or applicable. On May 22, 2020, the Company entered into a Fifth Amendment to the Credit Facility which (i) extended the maturity date on loans made under the Credit Facility from June 5, 2022 to June 5, 2023, (ii) changed the interest rate applicable to borrowings to, at the Company’s option, either (x) LIBOR plus an applicable margin equal to either 2.00% or 2.25% or (y) an alternate base rate, plus an applicable margin equal to either 1.00% or 1.25%, in each case, depending on a ratio of the borrowing base to certain indebtedness, (iii) reduced the aggregate commitment under the Credit Facility from $340,000,000 to $300,000,000, (iv) made certain changes to the calculation of the borrowing base, and (v) reduced the amount that the Company’s commitment may increase in size, under certain circumstances, from $750,000,000 to $375,000,000. The Fifth Amendment also modified the financial covenants under the Credit Facility to (i) reduce the amount of shareholders’ equity required under the Credit Facility from $375,000,000 to $275,000,000 plus 25% of the net proceeds of the sale of Equity interests by the Company and its subsidiaries, (ii) reduce the minimum asset coverage ratio from 200% to 150% and (iii) incorporate a new senior coverage ratio to be maintained by the Company.

On April 23, 2021, the Company entered into a Sixth Amendment to the Credit Facility which, among other items, (i) extended the maturity date on loans made under the Credit Facility from June 5, 2023 to April 23, 2025, (ii) reduced the aggregate principal amount of the commitments under the Credit Facility from $300,000,000 to $265,000,000, (iii) reduced the amount by which the Company may seek an increase in the commitments under the Credit Facility (subject to satisfaction of certain conditions, including obtaining commitments) from $375,000,000 to $325,000,000, and (iv) revised to require a minimum shareholders’ equity under the Credit Facility to the greater of (i) 33% of the total assets of the Company and its subsidiaries and (ii) $240,000,000 plus 25% of net proceeds from the sale of equity interests by the Company its subsidiaries. Additionally, the Sixth Amendment (i) eliminated the springing maturity date that would have occurred if the 2022 Convertible Notes were not refinanced by March 16, 2022 and (ii) removed certain restrictions on repurchase or prepayment of the 2022 Convertible Notes.

Under the Credit Facility, the Company is required to comply with various customary affirmative and restrictive covenants, including reporting requirements and financial covenants, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments and fundamental changes, (c) limitations on distributions and certain other restricted payments, (d) certain restrictions on subsidiaries, (e) maintaining a certain minimum shareholders’ equity, (f) maintaining an asset coverage ratio of not less than 1.5:1.0, (g) maintaining a senior coverage ratio of not less than 2.0:1:0, (h) limitations on certain transactions with affiliates, (i) limitations on pledging certain unencumbered assets, and (j) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the Credit Facility and other loan documents. Further, amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. The Credit Facility is secured by a lien on substantially all of the assets of the Company and its wholly owned domestic subsidiaries, subject to certain customary exceptions.

Unsecured Convertible Senior Notes Due 2022

On June 13, 2017, the Company issued $143,750,000 in aggregate principal amount ($125,000,000 of the initial offering and $18,750,000 of the underwriters’ exercise of the overallotment option) of 5.00% Convertible Notes due 2022 under an indenture, dated as of June 13, 2017. Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $139,800,000. The 2022 Convertible Notes will mature on June 15, 2022, unless previously converted, repurchased or redeemed in accordance with their terms. The interest rate on the notes is 5.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2017. Holders may convert their notes at their option prior to the close of business on the business day immediately preceding December 15, 2021, in integral multiples of $1,000 principal amount, only under certain circumstances. Upon conversion of a note, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election at an initial conversion rate of 118.2173 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $8.46 per share of the Company’s common stock. On or after December 23, 2021, the Company may redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at its option in accordance with their terms.

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

5. Investments

Purchases of investments, including PIK, for the three and six months ended June 30, 2021 totaled $88,868,915 and $143,739,364, respectively. Purchases of investments, including PIK, for the three and six months ended June 30, 2020 totaled $21,546,265 and $58,829,199, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2021 totaled $25,398,787 and $113,366,562, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2020 totaled $22,574,615 and $59,830,118, respectively.

At June 30, 2021, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,911,259	$1,706,754
Unsecured debt	41,861,533	21,169,000
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	348,192,528	349,739,408
Second/other priority lien	112,064,522	112,734,942
Total senior secured loans	460,257,050	462,474,350
Preferred stock	37,764,281	570,184
Common stock	10,611,549	—
Limited partnership/limited liability company interests	60,646,227	57,735,477
Equity warrants/options	115,348	624,454
Total investments	$618,167,247	$549,280,219

At December 31, 2020, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$3,154,101	$1,098,500
Unsecured debt	43,288,785	22,850,000
Subordinated debt	37,625,000	37,625,000
Senior secured loans:
First lien	242,048,582	236,547,705
Second/other priority lien	138,277,129	132,452,583
Total senior secured loans	380,325,711	369,000,288
Preferred stock	46,456,865	7,277,210
Common stock	17,363,000	—
Limited partnership/limited liability company interests	78,196,644	41,020,718
Equity warrants/options	365,348	153,760
Total investments	$606,775,454	$479,025,476

Industry Composition

As of June 30, 2021, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at June 30, 2021 and December 31, 2020 by GICS.

Industry	June 30, 2021	December 31, 2020
Diversified Financial Services	18.7%	19.3%
Road & Rail	11.4	10.0
Internet Software & Services	8.4	5.6
Software	6.4	4.3
Professional Services	5.0	2.1
Household Durables	4.7	—
Containers & Packaging	3.8	4.3
Health Care Technology	3.5	1.9
Health Care Providers & Services	3.3	5.6
Media	3.3	4.2
Textile, Apparel & Luxury Goods	3.1	3.4
Internet & Catalog Retail	2.8	3.2
Health Care Equipment & Supplies	2.7	5.8
Energy Equipment & Services	2.5	2.8
Consumer Finance	2.5	1.7
Tobacco Related	2.4	2.8
Insurance	2.2	3.5
Diversified Consumer Services	1.9	0.9
Aerospace & Defense	1.7	1.9
IT Services	1.6	0.2
Personal Products	1.4	1.6
Airlines	1.2	1.5
Trading Companies & Distributors	0.9	—
Machinery	0.8	0.3
Construction & Engineering	0.7	—
Metals & Mining	0.7	0.5
Automobiles	0.6	—
Distributors	0.4	—
Building Products	0.4	—
Commercial Services & Supplies	0.3	0.3
Diversified Telecommunication Services	0.2	—
Specialty Retail	0.2	0.3
Electrical Equipment	0.1	0.7
Chemicals	0.1	0.3
Capital Markets	0.1	0.1
Multiline Retail	—	3.1
Oil, Gas & Consumable Fuels	—	—
Thrifts & Mortgage Finance	—	7.8
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at June 30, 2021 was United States 93.9%, Canada 1.2%, United Kingdom 4.0%, and Germany 0.9% and at December 31, 2020 was United States 96.2%, and Canada 3.8%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

As of June 30, 2021, the Company and Windward are committed to provide an aggregate of approximately $68.6 million of equity to Senior Loan Partners, with the Company committing to provide $58.3 million and Windward committing to provide $10.3 million (of which the Company and Windward had funded $54.0 million and $9.5 million, respectively, and remaining commitments from the Company and Windward as of June 30, 2021 were $4.2 million and $0.8 million, respectively). Capital redemptions generally are received associated with the sales or dispositions of the underlying investments in portfolio companies of Senior Loan Partners. During the three and six months ended June 30, 2021, Senior Loan Partners returned $4.5 million and $9.3 million, respectively, of capital pro-rata to its members, which is not recallable. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners.

As previously disclosed, in December 2020, Senior Loan Partners sold a majority of its loan portfolio and part of the proceeds were used to fully prepay and terminate its credit facility. Therefore, there was no debt balance outstanding as of June 30, 2021.

As of June 30, 2021, Senior Loan Partners had total investments at fair value of $29.6 million. Below is a summary of Senior Loan Partners’ portfolio as of June 30, 2021:

Portfolio Company	Industry(3)	Interest Rate(1)	Maturity	Principal Amount	Cost	Fair Value(2)
Senior Secured Loans
Crown Paper Group, Inc., First Lien Term Loan	Paper & Forest Products	7.75% (L + 475, 1.00% Floor Cash / 2.00% PIK)	4/3/24	$19,466,747	$19,297,402	$16,157,400
Crown Paper Group Inc., Delayed Draw Term Loan(4)	Paper & Forest Products	8.75% (L + 475, 1.00% Floor Cash / 3.00% PIK)	12/31/21	422,129	422,129	422,129
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	5.75% (L + 475,1.00% Floor)	8/2/24	10,337,675	10,308,603	8,812,868
TLE Holdings, LLC, First Lien Term Loan	Professional Services	7.00% (L + 600,1.00% Floor)	6/28/24	3,880,374	3,858,188	3,327,421
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	7.00% (L + 600,1.00% Floor)	6/28/24	993,075	977,664	851,562
Total					$34,863,986	$29,571,380

(1)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, each of such senior secured loans has a floor of 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2021 of all contracts within the specified loan facility.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(3)	Unaudited. As of June 30, 2021, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.
(4)	Portfolio company has an unfunded loan commitment as of June 30, 2021.

Below is certain summarized financial information for Senior Loan Partners as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020:

Selected Balance Sheet Information

	June 30, 2021	December 31, 2020
Investments, at fair value (cost $34,863,986 and $43,959,430)	$29,571,380	$35,521,942
Cash and cash equivalents	6,703,042	7,862,709
Other assets	7,187	233,626
Total assets	$36,281,609	$43,618,277
Debt	—	—
Distribution payable	28,956	110,102
Other accrued expenses and payables	134,019	978,459
Total liabilities	$162,975	$1,088,561
Members’ equity	36,118,634	42,529,716
Total liabilities and members’ equity	$36,281,609	$43,618,277

Selected Statement of Operations Information

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total investment income	$675,638	$3,226,636	$1,376,247	$7,769,105
Interest and credit facility fees	—	1,419,985	—	3,679,345
Other fees and expenses	43,982	164,111	143,327	403,034
Total expenses	$43,982	$1,584,096	$143,327	$4,082,379
Net realized and unrealized appreciation (depreciation)	1,098,289	(3,573,667)	2,856,815	(17,958,376)
Net increase (decrease) in members' capital	$1,729,945	$(1,931,127)	$4,089,735	$(14,271,650)

For the three and six months ended June 30, 2021, the Company’s share of net investment income from Senior Loan Partners was $0.5 million and $1.0 million, respectively, which are included in dividend income from controlled investments on the Company’s Consolidated

Statements of Operations. For the three and six months ended June 30, 2020, the Company’s share of net investment income from Senior Loan Partners was $1.4 million and $3.1 million, respectively.

6. Other Related Party Transactions

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2021, the Company incurred $87,500 and $175,000, for such investment advisor expenses. For the three and six months ended June 30, 2020, the Company incurred $87,500 and $175,000 respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three and six months ended June 30, 2021 were $72,910 and $137,634, respectively. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and six months ended June 30, 2020 were $48,524 and $218,749, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2021, the Company incurred $314,886 and $637,001 respectively, for such administrative services expenses. For the three and six months ended June 30, 2020, the Company incurred $375,704 and $689,265, respectively, for such administrative services expenses.

Advisor Stock Transactions

At June 30, 2021 and December 31, 2020, BCIA did not own any shares of the Company. At both June 30, 2021 and December 31, 2020, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

7. Stockholders’ Equity and Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan (the “Plan”) that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and the Company declares, a cash distribution, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash distributions. Additionally, if the Company makes a distribution to be paid in cash or in stock at the election of stockholders as of the applicable dividend record date (a “Cash/Stock Distribution”), the terms are subject to the amended Plan dated May 13, 2020 described below.

For the three and six months ended June 30, 2021 and 2020, declared distributions to common stockholders were as follows:

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1) (2)
March 31, 2021	$7,441,594	$—		$7,441,594	$—
June 30, 2021	7,413,594	—		7,413,594	541,771
Total	$14,855,188	$—		$14,855,188	$541,771

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1)
March 31, 2020	$9,543,152	$—		$9,543,152	$719,692	(2)
June 30, 2020	1,363,316	5,450,678	(4)	6,813,994	638,560	(3)
Total	$10,906,468	$5,450,678		$16,357,146	$1,358,252

(1)	The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash.
(2)	Distributions reinvested through purchase of shares in the open market.
(3)	Distributions reinvested through issuance of new shares.
(4)	Declared distribution in newly issued common shares includes $858,364 of distribution reinvested through 100% stock election for the dividend paid on 7/7/2020.

On March 6, 2018, the Board of Directors of the Company adopted amendments to the Plan. Under the terms of the amended Plan, if the Company declares a dividend or determines to make a capital gain or other distribution, the reinvestment plan agent will acquire shares for the participants’ accounts, depending upon the following circumstances, (i) through receipt of additional unissued but authorized shares from the Company (“newly issued shares”) and/or (ii) by purchase of outstanding shares on the open market (“open-market purchases”). If, on the distribution payment date, the last quarterly net asset value per share (“NAV”) is equal to or less than the closing market price per share on such distribution payment date (such condition often referred to as a “market premium”), the reinvestment plan agent will invest the distribution amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to each participant’s account will be determined by dividing the dollar amount of the distribution by the greater of (i) the NAV or (ii) 95% of the closing market price on the distribution payment date. If, on the distribution payment date, the NAV is greater than the closing market price per share on such distribution payment date (such condition often referred to as a “market discount”), the reinvestment plan agent may, upon notice from the Company, either (a) invest the distribution amount in newly issued shares on behalf of the participants or (b) invest the distribution amount in shares acquired on behalf of the participants in open-market purchases.

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

On November 3, 2020, the Company’s Board of Directors authorized the Company to purchase up to a total of 7,500,000 shares, effective until the earlier of November 2, 2021 or such time that all of the authorized shares have been repurchased, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Company Repurchase Plan”). As of June 30, 2021, 7,162,994 shares remained available for repurchase.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and six months ended June 30, 2021:

June 30, 2021	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	80,944	$3.73	$301,703
Six Months Ended	337,006	3.48	1,171,429

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and six months ended June 30, 2020:

June 30, 2020	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	—	$—	$—
Six Months Ended	986,554	3.68	3,627,604

Since inception of the original repurchase plan through June 30, 2021, the Company has purchased 10,348,592 shares of its common stock on the open market for $67,468,288, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

8. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$32,025,720	$(27,395,077)	$48,226,725	$(86,588,743)
Weighted average shares outstanding – basic	74,150,425	68,117,628	74,292,637	68,365,792
Earnings (Loss) per share – basic	$0.43	$(0.40)	$0.65	$(1.27)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$32,025,720	$(27,395,077)	$48,226,725	$(86,588,743)
Adjustments for interest on unsecured convertible senior notes(1)	2,262,796	—	4,521,930	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$34,288,516	$(27,395,077)	$52,748,655	$(86,588,743)
Weighted average shares outstanding – diluted(1)	91,144,162	68,117,628	91,286,374	68,365,792
Earnings (Loss) per share – diluted	$0.38	$(0.40)	$0.58	$(1.27)

(1)	No adjustments for interest or incremental shares were included for periods ended June 30, 2020 because the effect would be antidilutive.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2021 and December 31, 2020. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2021 and December 31, 2020, the Company had unfunded commitments of $45.2 million across 30 portfolio companies and $24.3 million across 14 portfolio companies, respectively. Of the $45.2 million and $24.3 million total unfunded commitments at June 30, 2021 and December 31, 2020, $4.2 million was on our aggregate $58.3 million and $66.1 million equity commitment to BCIC Senior Loan Partners, LLC, at June 30, 2021 and December 31, 2020, respectively (see Note 5). The aggregate fair value of unfunded commitments at June 30, 2021 and December 31, 2020 was $40.7 million and $22.2 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
Per Share Data:
Net asset value, beginning of period	$4.23	$6.33

Investment Operations:
Net investment income	0.12	0.27
Net realized and unrealized gain (loss)	0.53	(1.53)
Total from investment operations	0.65	(1.26)

Repurchase of common stock	—	0.02
Distributions to stockholders(6)	(0.20)	(0.24)
Issuance/reinvestment of stock at prices (below) net asset value	—	(0.01)
Net asset value, end of period	$4.68	$4.84

Market price at end of period	$3.93	$2.67
Total return based on market price(1)	53.77%	(40.73)%
Total return based on net asset value(2)	16.45%	(15.67)%
Shares outstanding at end of period	74,129,659	68,139,955

Ratios to average net assets:
Operating expenses(3)(4)	3.98%	4.76%
Interest and other debt related expenses(3)	3.57%	4.42%
Total expenses(3)(4)	7.55%	9.18%
Net investment income(3)	5.64%	9.47%

Net assets at end of period	$347,210,385	$329,674,046
Portfolio turnover rate	24%	8%
Weighted average interest rate on debt(7)	6.45%	5.00%
Weighted average debt outstanding	$161,052,536	$332,595,186
Weighted average shares outstanding	74,292,637	68,365,792
Average debt per share(5)	$2.17	$4.86

(1)

Total return based on market value is calculated by determining the percentage change in market value per share during the period and assuming that the dividend distributions are reinvested in accordance with the Company’s dividend reinvestment plan. Not annualized.

(2)

Total return based on net asset value is calculated by determining the percentage change in net asset value per share during the period and assuming that the dividend distributions are reinvested in accordance with the Company’s dividend reinvestment plan. Not annualized.

(3)	Annualized.
(4)

Ratio including incentive fee based on income waived for the six months ended June 30, 2020 (see Note 3 for more detail). Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 6.58% and the ratio of total expenses to average net assets would be 11.00% for the same respective period. There was no incentive fee based on income for the six months ended June 30, 2021.

(5)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.
(6)

For the six months ended June 30, 2021, $9.0 million out of the total $14.9 million declared distributions were from net investment income based on book income. The amount of distribution related to a return of capital will be adjusted on an annual basis if necessary, and calculated in accordance with federal income tax regulations (see Note 2).

(7)	Weighted average interest rate on debt includes contractual interest, amortization of original issue discount and amortization of debt issuance costs (see Note 4).

11. Subsequent events

On July 28, 2021, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on October 6, 2021 to stockholders of record at the close of business on September 15, 2021.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2021, approximately 11.3% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Expenses

Our primary operating expenses include the payment of a Management Fee and, depending on our operating results, an Incentive Fee, interest and credit facility fees, expenses reimbursable under the management agreement, professional fees, administration fees and the allocable portion of overhead under the administration agreement. The Management Fee and Incentive Fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Current Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

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

Management considers the significant accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently issued accounting pronouncements. Management considers Investments to be an area deemed a critical accounting policy as a result of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate fair value (see Note 2 to the consolidated financial statements).

Financial and operating highlights

At June 30, 2021:

Investment portfolio, at fair value: $549.3 million

Net assets: $347.2 million

Indebtedness, excluding deferred issuance costs: $194.8 million

Net asset value per share: $4.68

Portfolio Activity for the Three Months Ended June 30, 2021:

Cost of investments during period, including PIK: $88.9 million

Sales, repayments and other exits during period: $25.4 million

Number of portfolio companies at end of period: 74

Operating Results for the Three Months Ended June 30, 2021:

Net investment income per share: $0.07

Distributions declared per share: $0.10

Basic earnings (loss) per share: $0.43

Net investment income: $4.8 million

Net realized and unrealized gain (loss): $27.2 million

Net increase (decrease) in net assets from operations: $32.0 million

Net investment income per share, as adjusted1: $0.07

Basic earnings (loss) per share, as adjusted1: $0.43

Net investment income, as adjusted1: $4.8 million

Net increase (decrease) in net assets from operations, as adjusted1: $32.0 million

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

Portfolio and investment activity

We invested approximately $88.9 million during the three months ended June 30, 2021. The new investments consisted of senior secured loans secured by first lien ($68.7 million, or 77.3%) or second lien ($20.2 million, or 22.7%). Additionally, we received proceeds from sales, repayments and other exits of approximately $25.4 million during the three months ended June 30, 2021.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At June 30, 2021, our portfolio of $549.3 million (at fair value) consisted of 74 portfolio companies and was invested approximately 84% in senior secured loans, 5% in unsecured or subordinated debt securities, 11% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $8.4 million at June 30, 2021. Our largest portfolio company investment at fair value was approximately $35.1 million and our five largest portfolio company investments at fair value comprised approximately 25% of our portfolio at June 30, 2021. At December 31, 2020, our portfolio of $479.0 million (at fair value) consisted of 55 portfolio companies and was invested 77% in senior secured loans, 13% in unsecured or subordinated debt securities, 10% in equity investments and 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $11.0 million at December 31, 2020. Our largest portfolio company investment by value was approximately $36.2 million and our five largest portfolio company investments by value comprised approximately 31% of our portfolio at December 31, 2020.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our investment advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19 which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At June 30, 2021, our top three industry concentrations at fair value consisted of Diversified Financial Services (18.7%), Road & Rail (11.4%), and Internet Software & Services (8.4%). At December 31, 2020, our top three industry concentrations at fair value consisted of Diversified Financial Services (19.3%), Road & Rail (10.0%) and Thrifts & Mortgage Finance (7.8%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	8.1%	7.3%	8.7%	7.4%
Senior secured loans	9.3%	9.3%	9.5%	9.5%
Other debt securities(2)	2.0%	1.1%	7.3%	5.3%
Debt and income producing equity securities	8.6%	8.0%	8.9%	8.5%

(1)

Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

(2)

The decrease from December 31, 2020 to June 30, 2021 is primarily attributable to a majority of the securities in this category being on non-accrual, after the intended exit in First Boston Construction Holdings, LLC during 2021.

For the three and six months ended June 30, 2021, the total return based on net asset value was 10.3% and 16.4%, respectively. For the three and six months ended June 30, 2021, the total return based on market price was 20.3% and 53.8%, respectively. For the three and six months ended June 30, 2020, the total return based on net asset value was (6.2)% and (15.7)%, respectively. For the three and six months ended June 30, 2020, the total return based on market price was 25.9% and (40.7)%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

Grade 1: Investments in portfolio companies whose performance is substantially within or above the Advisor’s original base case expectations and whose risk factors are neutral to favorable to those at the time of the original investment or subsequent restructuring.

Grade 2: Investments in portfolio companies whose performance is materially below the Advisor’s original base case expectations or risk factors have increased since the time of original investment or subsequent restructuring; no loss of investment return or principal (or invested capital) is expected.

Grade 3: Investments in portfolio companies whose performance is materially below the Advisor’s original base case expectations or risk factors have increased materially since the time of original investment or subsequent restructuring. Some loss of investment return is expected, but no loss of principal (or invested capital) is expected.

Grade 4: Investments in portfolio companies whose performance is materially below the Advisor’s original base case expectations or risk factors have increased substantially since the time of original investment or subsequent restructuring. Some loss of principal (or invested capital) is expected.

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.37 at June 30, 2021 and 1.90 at December 31, 2020. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Grade 1	$390,367,981	$189,012,640
Grade 2	136,516,000	198,713,376
Grade 3	—	38,605,618
Grade 4	21,826,054	51,136,642
Not Rated(1)	570,184	1,557,200
Total investments	$549,280,219	$479,025,476

(1)	Not Rated category consists primarily of the Company’s residual equity investments in AGY Equity, LLC at June 30, 2021 and December 31, 2020.

Results of operations

Results comparisons for the three months ended June 30, 2021 and 2020.

Investment income

	Three Months Ended
	June 30, 2021	June 30, 2020
Investment income
Interest and fees on senior secured loans	$10,184,389	$9,699,935
Interest and fees on other debt securities	136,106	5,227,745
Interest earned on short-term investments, cash equivalents	356	9,130
Dividends and fees on equity securities	536,908	2,566,148
Total investment income	$10,857,759	$17,502,958

Total investment income for the three months ended June 30, 2021 decreased $6.6 million, or 38.0%, as compared to the three months ended June 30, 2020. Excluding fee income and other income, total investment income decreased by approximately 37.9%, primarily due to a 28.8% decrease in the average investment portfolio at amortized cost for the comparative periods, and a decrease in dividend income period over period. The decrease in portfolio size is primarily due to exits during 2020 and the first quarter of 2021, primarily consisting of reduced non-core and junior capital exposure. The decrease in dividend income is comprised of i) a $0.9 million decrease from BCIC Senior Loan Partners, LLC period over period; and ii) a $1.2 million decrease from Gordon Brothers Finance Company, as a result of our preferred stock investment going on non-accrual status during the second half of 2020.

Expenses

	Three Months Ended
	June 30, 2021	June 30, 2020
Operating expenses
Interest and other debt expenses	$2,969,177	$4,359,441
Management fees	1,775,684	2,708,862
Incentive fees	—	1,608,740
Professional fees	254,834	544,845
Administrative expenses	314,886	375,704
Insurance expense	201,597	123,223
Director fees	153,125	152,500
Investment advisor expenses	87,500	87,500
Other operating expenses	258,232	384,693
Total expenses, before incentive fee waiver	6,015,035	10,345,508
Incentive fee waiver	—	(1,608,740)
Expenses, net of incentive fee waiver	$6,015,035	$8,736,768

Total expenses, net of incentive fee waiver, decreased $2.7 million, or 31.2%, for the three months ended June 30, 2021 from comparable period in 2020, primarily due to decreases in interest and other debt expenses, and management fees period over period.

Interest and other debt expenses decreased approximately $1.4 million, or 31.9%, for the three months ended June 30, 2021 from the comparable period in 2020, primarily due to a significant decrease in the average debt outstanding period over period, and a lower rate environment (see Note 4 to the consolidated financial statements).

Management fees decreased approximately $0.9 million, or 34.4%, for the three months ended June 30, 2021 from the comparable period in 2020 due to a decrease in the total assets on which management fees are calculated (in arrears), and a decrease in the management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to net sales and repayments during 2020 and during the first quarter of 2021.

For the three months ended June 30, 2021, there was no Incentive Fee waiver as a result of no Incentive Fees being earned for the period. For the three months ended June 30, 2020, the Advisor voluntarily waived incentive fees of $1.6 million, resulting in no net incentive fees for the period. For the three months ended June 30, 2021 and 2020, there was no incentive fees based on gains incurred (see Note 3 to the consolidated financial statements).

Net investment income

Net investment income was $4.8 million and $8.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease of approximately $4.0 million, or 45% was due to a $6.6 million decline in total investment income, partially offset by a $2.7 million decrease in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the three months ended June 30, 2021 was approximately $(8.7) million, primarily due to the full exit of our debt and equity positions in Red Apple Stores Inc. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods. Net realized gain (loss) for the three months ended June 30, 2020 was approximately $(54.6) million, primarily due to the sale of our equity investment in U.S. Well Services, Inc., and debt investment in Sur La Table, Inc.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2021 and 2020, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $35.9 million and $18.4 million, respectively. The decrease in net unrealized depreciation for the three months ended June 30, 2021 was primarily due to a $23.2 million increase in the fair value of SVP-Singer Holdings, LP, based on expected proceeds on the sale of the portfolio company which successfully closed in July 2021, and an $8.4 million reversal of previously recognized depreciation, including foreign currency translation, related to the full exit of our debt and equity investments in Red Apple Stores Inc. The decrease in net unrealized depreciation for the three months ended June 30, 2020 was primarily due to i) the reversal of previously recognized depreciation of $50.3 million related to the sale of our equity investment in U.S. Well Services, Inc. and sale of our debt investment in Sur La Table, Inc., partially offset by ii) $41.1 million increase in valuation depreciation in our investments in AGY Holding Corp., Gordon Brothers Finance Company and BCIC Senior Loan Partners.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended June 30, 2021 and 2020 was $32.0 million and $(27.4) million, respectively. As compared to the prior period, the increase is reflective of net realized and unrealized gain (loss) of $27.2 million for the current period, as compared to $(36.2) million of net realized and unrealized gain (loss) for the three months ended June 30, 2020, the impact which was partially offset by a decrease in net investment income of approximately $4.0 million period-over-period.

Results comparisons for the six months ended June 30, 2021 and 2020.

Investment income

	Six Months Ended
	June 30, 2021	June 30, 2020
Investment income
Interest and fees on senior secured loans	$19,575,574	$20,366,098
Interest and fees on other debt securities	433,903	10,337,733
Interest earned on short-term investments, cash equivalents	1,431	24,770
Dividends and fees on equity securities	1,119,475	5,473,651
Total investment income	$21,130,383	$36,202,252

Total investment income for the six months ended June 30, 2021 decreased $15.1 million, or 41.6%, as compared to the six months ended June 30, 2020. Excluding fee income and other income, total investment income decreased by approximately 41.6%, primarily due to a  30.3% decrease in the average investment portfolio at amortized cost for the comparative periods, and a decrease in dividend income period over period. The decrease in portfolio size is primarily due to exits during 2020 and during the first quarter of 2021. The decrease in dividend income is comprised of i) a $2.1 million decrease from BCIC Senior Loan Partners, LLC period over period; and ii) a $2.3 million decrease from Gordon Brothers Finance Company, as a result of our preferred stock investment going on non-accrual status during the second half of 2020.

Expenses

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating expenses
Interest and other debt expenses	$5,722,273	$8,571,715
Management fees	3,575,450	6,004,549
Incentive fees	—	3,533,138
Professional fees	666,993	1,069,857
Administrative expenses	637,001	689,265
Insurance expense	400,961	242,843
Director fees	306,250	337,250
Investment advisor expenses	175,000	175,000
Other operating expenses	613,514	723,596
Total expenses, before incentive fee waiver	12,097,442	21,347,213
Incentive fee waiver	—	(3,533,138)
Expenses, net of incentive fee waiver	$12,097,442	$17,814,075

Total expenses, net of incentive fee waiver, decreased $5.7 million, or 32.1%, for the six months ended June 30, 2021 from comparable period in 2020, primarily due to decreases in interest and other debt expenses and management fees period over period.

Interest and other debt expenses decreased $2.8 million, or 33.2% for the six months ended June 30, 2021 from the comparable period primarily due to a significant decrease in average debt outstanding period over period, and a lower rate environment (see Note 4 to the consolidated financial statements).

Management fees decreased approximately $2.4 million, or 40.5%, for the six months ended June 30, 2021 from the comparable period in 2020 due to a decrease in the total assets on which management fees are calculated (in arrears), and a decrease in the management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to net sales and repayments during 2020 and during the first quarter of 2021.

For the six months ended June 30, 2021, there was no Incentive Fee waiver as a result of no Incentive Fees being earned for the period. For the six months ended June 30, 2020, the Advisor voluntarily waived incentive fees of $3.5 million, resulting in no net incentive fees for the period. For the six months ended June 30, 2021 and 2020, there was no incentive fees based on gains incurred (see Note 3 to the consolidated financial statements).

Net investment income

Net investment income was $9.0 million and $18.4 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $9.4 million over the comparable period was due to the $15.1 million decline in investment income, partially offset by a $5.7 million decrease in expenses.

Net realized gain or loss

Net realized gain (loss) for the six months ended June 30, 2021 was $(19.7) million, primarily due to the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings, LLC, and Advantage Insurance Inc. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods. Net realized gain (loss) for the six months ended June 30, 2020 was $(56.1) million, primarily due to the sale of our equity investment in U.S. Well Services, Inc. and debt investment in Sur La Table, Inc.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2021 and 2020, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $58.9 million and an increase in net unrealized depreciation of $(48.9) million, respectively. The decrease in net unrealized depreciation for the six months ended June 30, 2021 was primarily due to i) a $27.4 decrease in net unrealized depreciation on SVP-Singer Holdings, LP, including the reversal of previously recognized depreciation of $1.5 million associated with a distribution from the portfolio company and $25.9 million of valuation appreciation, based on expected proceeds on the sale of the portfolio company which successfully closed in July 2021; ii) the reversal of previously recognized depreciation of $19.3 million, including foreign currency translation, related to the exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings, LLC and Advantage Insurance Inc., and the restructure of Advanced Lighting Technologies, LLC; and iii) overall increase in valuation appreciation across our portfolio. The increase in net unrealized depreciation for the six months ended June 30, 2020 was primarily due to i) $(44.8) million increase in valuation depreciation in our investments in BCIC Senior Loan Partners, LLC, Gordon Brothers Finance Company

and First Boston Construction Holdings, LLC ii) $(23.5) million increase in valuation depreciation in our debt investment in AGY Holding Corp., iii) overall increase in valuation depreciation across our portfolio as a result of macro-economic conditions impacted by the COVID-19 outbreak (see Note 5 to the consolidated financial statements), partially offset by iv) $37.6 million reversal of previously recognized depreciation related to the sale of our equity investment in U.S. Well Services, Inc.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the six months ended June 30, 2021 and 2020 was $48.2 million and $(86.6) million, respectively. As compared to the prior period, the increase is reflective of a net realized and unrealized gain (loss) of $39.2 million for the current period, as compared to $(105.0) million of net realized and unrealized gain (loss) for the six months ended June 30, 2020, the impact which was partially offset by an overall decrease in net investment income of $9.4 million period-over-period.

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. We record our liability for Incentive Fee based on capital gains by performing a hypothetical liquidation at the end of each reporting period. The accrual of this hypothetical capital gains Incentive Fee is required by GAAP, but it should be noted that a fee so calculated and accrued is not due and payable until the end of the measurement period, or every June 30. The incremental Incentive Fee disclosed for a given period are not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. See Note 3 to the consolidated financial statements for a more detailed description of the Company’s Incentive Fee. In addition, as previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive Incentive Fee based on income from March 7, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. The Advisor had voluntarily waived a portion of its Incentive Fee based on income from July 1, 2019 through December 31, 2020.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
GAAP Basis:
Net Investment Income	$4,842,724	$8,766,190	$9,032,941	$18,388,177
Net Investment Income per share	0.07	0.13	0.12	0.27
Addback: GAAP incentive fee based on Gains	—	—	—	—
Addback: GAAP incentive fee based on Income net of incentive fee waiver	—	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$4,842,724	$8,766,190	$9,032,941	$18,388,177
Net Investment Income per share	0.07	0.13	0.12	0.27
Less: Incremental incentive fee expense based on Income net of incentive fee waiver	—	—	—	—
As Adjusted[2]:
Net Investment Income	$4,842,724	$8,766,190	$9,032,941	$18,388,177
Net Investment Income per share	0.07	0.13	0.12	0.27

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees. Such fees are calculated but not necessarily due and payable at this time.

As Adjusted2: Amounts are adjusted to remove the incentive fee based on gains, as required by GAAP, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflect the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2021, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the six months ended June 30, 2021 was $(10.1) million. Our primary use of cash from operating activities during the period primarily consisted of $(28.5) million in net purchases of investments, excluding PIK capitalization.

Net cash provided by financing activities during the six months ended June 30, 2021 was $3.8 million. Our uses of cash consisted of cash distributions paid of $(7.4) million, purchases of treasury stock of $(1.2) million and payment of debt issuance costs of $(0.8) million. Our source of cash from financing activities consisted of $13.2 million in net debt borrowings under the Credit Facility.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2021 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$52.0	$—	$—	$52.0	$—
2022 Convertible Notes	143.8	143.8	—	—	—
Interest and Debt Related Payables	0.6	0.6	—	—	—

(1)	At June 30, 2021, $213.0 million remained undrawn under our Credit Facility. See Note 4 to the consolidated financial statements.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2021 and December 31, 2020. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2021 and December 31, 2020, the Company was obligated to existing portfolio companies for unfunded commitments of $45.2 million across 30 portfolio companies and $24.3 million across 14 portfolio companies, respectively. Of the $45.2 million and $24.3 million total unfunded commitments at June 30, 2021 and December 31, 2020, $4.2 million was on our aggregate $58.3 million and $66.1 million equity commitment to BCIC Senior Loan Partners, LLC, (“Senior Loan Partners”) at June 30, 2021 and December 31, 2020, respectively (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since June 2019:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.18	June 18, 2019	July 9, 2019
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.10 dividend paid on July 7, 2021, the Company noted that approximately $0.07 was from net investment income and approximately $0.03 was estimated to be a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan as to receive cash distributions. Additionally, if the Company makes a distribution to be paid in cash or in stock at the election of stockholders as of the applicable dividend record date (a “Cash/Stock Distribution”), the terms are subject to the amended Plan dated May 13, 2020 described below (see Note 7 to the consolidated financial statements).

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

Recent developments

On July 28, 2021, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on October 6, 2021 to stockholders of record at the close of business on September 15, 2021.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2021, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 90% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2022 Convertible Notes bear interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of June 30, 2021, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.1	$0.18
Up 300 basis points	$8.9	$0.12
Up 200 basis points	$4.7	$0.06
Up 100 basis points	$0.6	$0.01
Down 100 basis points	$(0.0)	$(0.00)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three and six months ended June 30, 2021 and 2020, we did not engage in any interest rate hedging activity.

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

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In addition, there was no material impact to our internal controls over financial reporting while the majority of the Advisor’s employees were working remotely due to COVID-19. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

A cyber-attack or a failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt operations and cause financial losses that may have a material adverse effect on our or a portfolio company's business, results of operations and financial condition.

We are dependent on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our Advisor and other service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Our portfolio companies similarly are dependent on the effectiveness of the information and cybersecurity policies that they and their service providers maintain. An externally caused information security incident, such as a hacker attack, ransomware attack, virus, phishing scam or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential or competitive information. Moreover, the increased use of mobile and cloud technologies could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available.

There have been a number of recent highly publicized cases of companies reporting the unauthorized disclosure of client or customer information, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments.

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

Our portfolio companies also have been the target of cyber-attacks, including ransomware attacks, that have affected their ability to conduct ordinary business operations or may subject them to liability to third-party suppliers, vendors or customers.  Such cyber-attacks may materially and adversely affect their business results and the value of our investment in them.

Any information security incident or cyber-attack against our Advisor, our other service providers or third parties with whom they are connected or our portfolio companies, including any theft, interception, mishandling or misuse of personal, confidential or proprietary corporate information or other assets, could result in material financial loss, loss of competitive position, regulatory fines and/or sanctions, breach of client contracts, reputational harm or legal liability, which, in turn, may have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the six months period ended June 30, 2021:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	$—	—	—	7,500,000
February 2021	—	—	—	7,500,000
March 2021	3.40	256,062	256,062	7,243,938
April 2021	3.65	58,743	58,743	7,185,195
May 2021	3.92	15,916	15,916	7,169,279
June 2021	3.94	6,285	6,285	7,162,994
	$3.48	337,006	337,006

(1)	The average price paid per share includes $0.03 commission fee per share.

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

10.1

Sixth Amendment, dated as of April 23, 2021, by and among BlackRock Capital Investment Corporation, the subsidiary guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (5)

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s Form 8-K dated as of April 30, 2018.
(4)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(5)	Previously filed with the Registrant’s Form 8-K dated as of April 29, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: August 5, 2021	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: August 5, 2021	By:	/s/ Abby Miller
Abby Miller
Chief Financial Officer and Treasurer