Form 10-Q
period 2021-09-30
BlackRock Capital Investment Corp
filed 2021-11-03
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 3, 2021 was 73,970,093.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $494,672,826 and $369,079,320)	$500,450,078	$354,957,936
Non-controlled, affiliated investments (cost of $5,075,822 and $20,927,907)	4,267,127	13,099,313
Controlled investments (cost of $143,128,356 and $216,768,227)	53,392,393	110,968,227
Total investments at fair value (cost of $642,877,004 and $606,775,454)	558,109,598	479,025,476
Cash and cash equivalents	11,992,164	23,332,831
Interest, dividends and fees receivable	3,248,380	2,138,304
Deferred debt issuance costs	1,626,431	1,374,115
Receivable for investments sold	32,939	5,439,507
Prepaid expenses and other assets	930,371	409,357
Total assets	$575,939,883	$511,719,590

Liabilities
Debt (net of deferred issuance costs of $660,964 and $1,360,356)	$201,400,204	$179,798,037
Payable for investments purchased	8,367,467	9,193,917
Distributions payable	7,405,845	—
Interest and debt related payables	2,378,419	502,682
Management fees payable	2,086,219	2,313,447
Income incentive fees payable (see Note 3)	—	1,849,597
Accrued capital gains incentive fees (see Note 3)	1,291,952	—
Accrued administrative expenses	333,057	389,064
Accrued expenses and other liabilities	1,802,169	2,662,569
Total liabilities	225,065,332	196,709,313

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,478,251 and 84,478,251 issued and 73,996,620 and 74,466,665 outstanding	84,478	84,478
Paid-in capital in excess of par	858,079,713	858,079,713
Distributable earnings (losses)	(439,289,064)	(476,857,055)
Treasury stock at cost, 10,481,631 and 10,011,586 shares held	(68,000,576)	(66,296,859)
Total net assets	350,874,551	315,010,277
Total liabilities and net assets	$575,939,883	$511,719,590

Net assets per share	$4.74	$4.23

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$11,247,240	$7,543,251	$28,507,317	$23,265,815
Non-controlled, affiliated investments	—	114,250	11,867	357,724
Controlled investments	—	5,707,147	718,571	16,609,577
PIK income:
Non-controlled, non-affiliated investments	436,929	1,303,323	2,033,318	3,757,448
Non-controlled, affiliated investments	123,521	118,529	360,535	340,318
Controlled investments	—	—	—	1,053,664
Dividend income:
Non-controlled, affiliated investments	—	—	71,500	—
Controlled investments	483,038	1,496,818	1,531,013	6,970,469
Other income:
Non-controlled, non-affiliated investments	223,598	14,139	410,588	77,393
Non-controlled, affiliated investments	—	1,451	—	4,322
Controlled investments	—	3,186	—	67,526
Total investment income	12,514,326	16,302,094	33,644,709	52,504,256

Operating expenses
Interest and other debt expenses	2,973,408	3,668,242	8,695,681	12,239,957
Management fees	2,086,219	2,481,836	5,661,669	8,486,385
Incentive fees on income	79,383	1,492,248	79,383	5,025,386
Incentive fees on capital gains(1)	1,291,952	—	1,291,952	—
Administrative expenses	333,057	379,650	970,058	1,068,915
Professional fees	301,976	461,851	968,969	1,531,708
Insurance expense	204,197	203,794	605,158	446,637
Director fees	158,125	157,500	464,375	494,750
Investment advisor expenses	87,500	87,500	262,500	262,500
Other operating expenses	167,737	334,586	781,251	1,058,182
Total expenses, before incentive fee waiver	7,683,554	9,267,207	19,780,996	30,614,420
Incentive fee waiver (see Note 3)	(79,383)	(1,492,248)	(79,383)	(5,025,386)
Expenses, net of incentive fee waiver	7,604,171	7,774,959	19,701,613	25,589,034

Net investment income(1)	4,910,155	8,527,135	13,943,096	26,915,222

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	22,048,077	(18,151)	21,408,576	(12,329,417)
Non-controlled, affiliated investments	—	—	(7,989,591)	(43,774,013)
Controlled investments	524,445	(59,194,744)	(10,515,629)	(59,194,744)
Net realized gain (loss)	22,572,522	(59,212,895)	2,903,356	(115,298,174)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(17,434,641)	7,840,464	19,898,636	(8,101,976)
Non-controlled, affiliated investments	31,709	496,668	7,019,899	34,674,826
Controlled investments	1,522,554	15,037,776	16,349,397	(51,752,433)
Foreign currency translation	—	147,185	(285,360)	(189,875)
Net change in unrealized appreciation (depreciation)	(15,880,378)	23,522,093	42,982,572	(25,369,458)
Net realized and unrealized gain (loss)	6,692,144	(35,690,802)	45,885,928	(140,667,632)

Net increase (decrease) in net assets resulting from operations	$11,602,299	$(27,163,667)	$59,829,024	$(113,752,410)

Net investment income per share—basic(1)	$0.07	$0.12	$0.19	$0.39
Earnings (loss) per share—basic(1)	$0.16	$(0.39)	$0.81	$(1.65)
Weighted average shares outstanding—basic	74,081,693	70,086,236	74,221,550	68,943,459
Net investment income per share—diluted(1)	$0.07	$0.12	$0.19	$0.39
Earnings (loss) per share—diluted(1)	$0.15	$(0.39)	$0.73	$(1.65)
Weighted average shares outstanding—diluted (see Note 8)	91,075,430	87,079,973	91,215,287	85,937,196

(1)

Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the three and nine month periods ended September 30, 2021 (see Note 3). Refer to Supplemental Non-GAAP Information within the Management’s Discussion and Analysis section for further details and as adjusted figures that reflect that there were no incentive fees on capital gains realized and payable to the Advisor during such periods.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2020	74,466,665	$84,478	$858,079,713	$(476,857,055)	$(66,296,859)	$315,010,277
Repurchase of common stock	(256,062)	—	—	—	(869,726)	(869,726)
Net investment income	—	—	—	4,190,217	—	4,190,217
Net realized and unrealized gain	—	—	—	12,010,788	—	12,010,788
Distributions to common stockholders(1)	—	—	—	(7,441,594)	—	(7,441,594)
Balance at March 31, 2021	74,210,603	$84,478	$858,079,713	$(468,097,644)	$(67,166,585)	$322,899,962

Repurchase of common stock	(80,944)	—	—	—	(301,703)	(301,703)
Net investment income	—	—	—	4,842,724	—	4,842,724
Net realized and unrealized gain	—	—	—	27,182,996	—	27,182,996
Distributions to common stockholders(1)	—	—	—	(7,413,594)	—	(7,413,594)
Balance at June 30, 2021	74,129,659	$84,478	$858,079,713	$(443,485,518)	$(67,468,288)	$347,210,385

Repurchase of common stock	(133,039)	—	—	—	(532,288)	(532,288)
Net investment income	—	—	—	4,910,155	—	4,910,155
Net realized and unrealized gain	—	—	—	6,692,144	—	6,692,144
Distributions to common stockholders(1)	—	—	—	(7,405,845)	—	(7,405,845)
Balance at September 30, 2021	73,996,620	$84,478	$858,079,713	$(439,289,064)	$(68,000,576)	$350,874,551

(1)

Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2). For the three months ended September 30, 2021, it is estimated that $2,495,690 out of the total $7,405,845 distribution was from a return of capital based on book income. For the three months ended June 30, 2021, it is estimated that $2,570,870 out of the total $7,413,594 distribution was from a return of capital based on book income. For the three months ended March 31, 2021, it is estimated that $3,251,377 out of the total $7,441,594 distribution was from a return of capital based on book income.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets—(Continued)

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2019	68,836,255	$77,861	$849,240,398	$(351,040,023)	$(62,669,255)	$435,608,981
Repurchase of common stock	(986,554)	—	—	—	(3,627,604)	(3,627,604)
Net investment income	—	—	—	9,621,987	—	9,621,987
Net realized and unrealized loss	—	—	—	(68,815,655)	—	(68,815,655)
Distributions to common stockholders(1)	—	—	—	(9,543,152)	—	(9,543,152)
Balance at March 31, 2020	67,849,701	$77,861	$849,240,398	$(419,776,843)	$(66,296,859)	$363,244,557

Issuance of common stock from dividend reinvestment plan	290,254	291	638,269	—	—	638,560
Net investment income	—	—	—	8,766,190	—	8,766,190
Net realized and unrealized loss	—	—	—	(36,161,267)	—	(36,161,267)
Distributions to common stockholders(1)	—	—	—	(6,813,994)	—	(6,813,994)
Balance at June 30, 2020	68,139,955	$78,152	$849,878,667	$(453,985,914)	$(66,296,859)	$329,674,046

Issuance of common stock from stock distribution and reinvestment	4,171,549	4,171	11,059,848	—	—	11,064,019
Net investment income	—	—	—	8,527,135	—	8,527,135
Net realized and unrealized loss	—	—	—	(35,690,802)	—	(35,690,802)
Distributions to common stockholders(1)	—	—	—	(7,017,228)	—	(7,017,228)
Balance at September 30, 2020	72,311,504	$82,323	$860,938,515	$(488,166,809)	$(66,296,859)	$306,557,170

(1)	Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$59,829,024	$(113,752,410)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(2,903,356)	115,298,174
Change in unrealized (appreciation) depreciation of investments	(43,267,932)	25,179,583
Change in unrealized (appreciation) depreciation on foreign currency translation	285,360	189,875
Interest and dividend income paid in kind	(2,393,853)	(5,151,430)
Net amortization of investment discounts and premiums	(1,555,798)	(636,787)
Amortization of deferred debt issuance costs	1,214,536	1,599,298
Amortization of original issue discount on debt	702,775	664,358
Changes in assets and liabilities:
Purchase of investments	(203,961,132)	(78,784,396)
Proceeds from disposition of investments	174,919,422	84,440,718
Decrease (increase) in interest, dividends and fees receivable	(1,316,910)	2,125,328
Decrease (increase) in receivable for investments sold	5,406,568	985,467
Decrease (increase) in prepaid expenses and other assets	(521,014)	(1,113,072)
Increase (decrease) in payable for investments purchased	(826,450)	(7,312,500)
Increase (decrease) in interest and debt related payables	1,875,737	1,627,768
Increase (decrease) in management fees payable	(227,228)	(769,357)
Increase (decrease) in income incentive fees payable	(1,849,597)	—
Increase (decrease) in accrued capital gains incentive fees	1,291,952	—
Increase (decrease) in accrued administrative expenses	(56,007)	7,243
Increase (decrease) in accrued expenses and other liabilities	(860,400)	998,803
Net cash provided by (used in) operating activities	(14,214,303)	25,596,663

Financing activities
Draws on credit facility	106,000,000	106,000,000
Repayments of credit facility draws	(85,800,000)	(115,900,000)
Payments of debt issuance costs	(767,459)	—
Distributions paid to common stockholders	(14,855,188)	(21,308,873)
Repurchase of common shares	(1,703,717)	(3,627,604)
Net cash provided by financing activities	2,873,636	(34,836,477)

Net increase (decrease) in cash and cash equivalents	(11,340,667)	(9,239,814)
Cash and cash equivalents at beginning of period	23,332,831	14,678,878
Cash and cash equivalents at end of period	$11,992,164	$5,439,064

Supplemental cash flow information
Interest payments	$4,125,228	$7,842,233
Tax payments	$80,050	$88,050
Share issuance — stock distribution and reinvestment	$—	$11,702,579

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Aerospace & Defense
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$6,632,653	$6,594,917	$6,652,551
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$1,709,183	1,700,807	1,716,837	T
Unanet, Inc.	Sr Secured Revolver	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$816,327	811,730	816,327
								9,107,454	9,185,715
Airlines
One Sky Flight, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.50%	8.50%	12/27/2024	$6,384,912	6,275,245	6,384,912

Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$3,001,242	2,959,578	3,067,269
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$—	(3,184)	—	N/T
								2,956,394	3,067,269
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$2,202,000	2,159,743	2,188,788
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$—	(17,614)	(5,676)	N/T
								2,142,129	2,183,112
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$500,000	484,090	505,000

Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(S)	1.00%	5.75%	6.75%	11/7/2026	$1,605,392	1,593,957	1,600,576
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(S)	1.00%	5.75%	6.75%	11/7/2026	$353,186	350,525	352,127
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(S)	1.00%	5.75%	6.75%	11/7/2026	$231,767	230,716	230,301	T
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$2,615,252	2,576,380	2,581,254
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$—	(3,321)	(5,818)	N/T
								4,748,257	4,758,440
Construction & Engineering
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$2,506,394	2,462,832	2,481,330
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$842,775	827,960	834,347
Sunland Asphalt & Construction, LLC	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2022	$15,783	12,611	10,575	T
								3,303,403	3,326,252
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.75%	6/30/2026	$6,938,004	6,806,555	7,007,384
Barri Financial Group, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$6,080,837	5,930,132	6,141,645
								12,736,687	13,149,029
Containers & Packaging
Paragon Films, Inc.	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	3/29/2026	$21,000,000	20,706,847	21,000,000

Distributors
Colony Display LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$2,322,945	2,279,028	2,297,392
Colony Display LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$—	—	(13,105)	N/T
								2,279,028	2,284,287
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$8,597,574	8,706,466	8,562,284	H/J/T
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$1,572,838	1,572,838	2,121,759	D/H/J
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$4,672,941	4,566,241	4,719,670
Thras.io, LLC	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$2,722,064	2,708,454	2,749,285
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$3,099,639	3,030,332	3,130,636
Thras.io, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$—	(13,645)	27,289	N/T
Whele LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$6,842,404	6,900,437	6,897,144
								27,471,123	28,208,067
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$6,622,107	6,502,210	6,614,159
2-10 Holdco, Inc.	Sr Secured Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$—	(4,314)	(288)	N/T
Callodine Commercial Finance, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/3/2025	$25,000,000	25,000,000	25,025,000

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Callodine Commercial Finance, LLC	Delayed Draw Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/3/2025	$—	$—	$8,065	T
Callodine Commercial Finance, LLC	Subordinated Debt	LIBOR(Q)	0.25%	8.50%	8.75%	11/30/2024	$5,000,000	5,000,000	5,000,000	U
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	12.00%	10/31/2021	$41,861,533	41,861,533	21,363,000	G/S
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$5,000,000	4,911,063	4,930,000
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$9,600,000	9,433,901	9,414,720	H/J
Worldremit Group Limited (United Kingdom)	First Lien Incremental Term Loan (3.0% Exit Fee)	LIBOR(M)	1.00%	9.25%	10.25%	2/11/2025	$1,700,000	1,667,011	1,667,190	H/J
								94,371,404	74,021,846
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$1,414,105	1,393,532	1,410,286
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$2,911,392	2,855,153	2,903,531
								4,248,685	4,313,817
Electrical Equipment
Advanced Lighting Technologies, Inc.	Second Lien Sr Secured Notes	LIBOR(Q)	2.00%	16.00% PIK + 6.00% Cash	24.00%	3/16/2027	$1,894,190	935,927	662,966	D/I/S

Health Care Equipment & Supplies
Zest Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	3/14/2026	$15,000,000	14,910,175	14,962,500

Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	7.00%	6/28/2028	$2,700,000	2,647,563	2,686,500
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(Q)	—	7.50%	7.63%	10/26/2026	$5,769,231	5,760,361	5,769,231
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$5,788,615	5,615,040	5,788,615
Team Services Group, LLC	Second Lien Incremental Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$765,928	758,269	765,928
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$4,064,037	3,988,529	4,145,318
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$—	(14,408)	15,811	N/T
Tempus, LLC (Epic Staffing)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	2/5/2027	$—	(32,939)	65,878	N/T
								18,722,415	19,237,281
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$2,875,899	2,826,235	2,844,264
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(3,580)	(2,109)	N/T
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$4,644,292	4,596,256	4,690,735
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(3,487)	—	N/T
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$5,176,619	5,077,322	5,161,088
ESO Solutions, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$1,617,693	1,586,043	1,612,839
ESO Solutions, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	5/3/2027	$—	(11,489)	(1,850)	N/T
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$2,016,737	2,006,654	2,042,955
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.19%	7/23/2024	$4,500,000	4,459,855	4,545,000
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.19%	7/23/2024	$—	(4,353)	—	N/T
								20,529,456	20,892,922
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$6,697,322	6,581,969	6,764,295
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$2,337,744	2,300,249	2,361,122
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$1,736,875	1,707,523	1,754,244
IT Parent, LLC (Insurance Technologies)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$221,440	217,343	223,654
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	LIBOR(M)	1.00%	6.25%	7.25%	10/1/2026	$66,667	62,455	66,667	T
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	3/31/2026	$3,377,980	3,316,817	3,411,760
								14,186,356	14,581,742
Internet & Catalog Retail
Live Auctioneers, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.76%	7.76%	5/21/2025	$2,982,572	2,932,106	3,012,398
Live Auctioneers, LLC	First Lien Last Out B-2 Term Loan	LIBOR(M)	1.00%	6.76%	7.76%	5/21/2025	$7,634,971	7,533,175	7,711,321
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	8.75%	12/14/2028	$4,673,472	4,607,696	4,661,788
								15,072,977	15,385,507
The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Internet Software & Services
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$10,000,000	$9,900,181	$10,090,000
FinancialForce.com, Inc.	First Lien Incremental Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$5,000,000	4,961,817	5,045,000
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$7,000,000	6,899,750	6,991,250
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$9,535,314	9,387,284	9,373,214
MetricStream, Inc.	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$1,466,971	1,441,184	1,442,033
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$1,562,500	1,551,774	1,554,688
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$10,931,797	10,725,671	10,942,728
Pluralsight, Inc.	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$1,137,838	1,116,117	1,138,976
Pluralsight, Inc.	First Lien Revolver	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$—	(17,113)	—	N/T
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.09%	4/2/2027	$5,512,958	5,430,774	5,512,958
								51,397,439	52,090,847
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	8.17%	5/28/2029	$5,000,000	4,951,715	5,070,000
Idera, Inc.	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	2/4/2029	$2,867,296	2,846,843	2,867,296	Q
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$1,000,000	983,248	985,000
								8,781,806	8,922,296
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$1,448,444	1,421,394	1,461,480
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$3,524,145	3,461,491	3,555,862
Sonny's Enterprises, LLC	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$380,423	373,333	383,847
								5,256,218	5,401,189
Media
MBS Opco, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	12/29/2022	$14,437,500	14,437,500	14,437,500
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.08%	10/19/2026	$3,131,760	2,871,018	2,990,831	Q
								17,308,518	17,428,331
Metals & Mining
Kemmerer Operations, LLC (WMLP)	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$2,977,481	2,977,481	2,977,481	D/F
Kemmerer Operations, LLC (WMLP)	First Lien Delayed Draw Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$204,893	204,894	204,894	D/F/T
								3,182,375	3,182,375
Professional Services
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	6/13/2025	$9,275,094	9,137,167	9,367,845
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	6/13/2025	$—	(17,140)	—	N/T
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$5,000,000	4,952,005	5,010,000
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$7,200,000	7,072,354	7,293,600	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,400,000	2,356,754	2,431,200	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Incremental Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$2,900,000	2,846,850	2,937,700	H/J
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$500,000	493,544	509,000
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	8/17/2026	$1,064,655	1,057,609	1,067,317
								27,899,143	28,616,662

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$1,866,667	$1,866,667	$1,862,933	J

Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$9,600,000	9,467,821	9,600,000
Keep Truckin, Inc.	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.25%	8.25%	4/8/2025	$3,400,000	3,351,142	3,400,000
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Last Out Term Loan	LIBOR(Q)	1.00%	9.89%	10.89%	4/28/2023	$37,544,921	37,544,921	36,981,747	D
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Last Out Delayed Draw Term Loan	LIBOR(Q)	1.00%	9.89%	10.89%	4/28/2023	$7,696,249	7,696,249	7,580,805	D
								58,060,133	57,562,552
Software
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$3,100,555	3,042,665	3,075,751	D
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$—	(3,463)	(3,276)	D/N/T
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(5,669)	(2,457)	N/T
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$4,915,593	4,777,844	4,832,028
Backoffice Associates Holdings, LLC (Syniti)	First Lien Incremental Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$135,472	131,441	133,169
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	—	6.75%	10.00%	4/30/2026	$229,969	211,880	218,799	T
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.83%	9/6/2027	$4,809,535	4,751,108	4,809,535
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$2,833,333	2,790,899	2,790,833
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$—	(2,039)	(4,167)	N/T
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$—	(4,123)	(4,167)	N/T
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	9/24/2026	$1,562,851	1,531,680	1,531,594
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$4,298,588	4,248,820	4,320,081	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$1,113,382	1,094,218	1,118,949	D
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$491,641	489,885	494,099	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$175,425	173,643	176,302	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$—	(9,031)	2,626	D/N/T
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$—	(4,189)	—	N/T
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$3,686,254	3,617,044	3,700,999	H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$—	(7,512)	—	H/J/N/T
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$3,016,305	2,959,353	3,046,468	H/J
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	Sr Secured Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$—	(7,847)	—	H/J/N/T
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/31/2027	$2,296,137	2,246,314	2,342,060
Superman Holdings, LLC (Foundation Software)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/31/2027	$407,098	399,433	415,240
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	8/31/2026	$—	(6,761)	—	N/T
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	8/2/2027	$849,655	827,470	866,648
								33,243,063	33,861,114

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.62%	2/12/2025	$172,499	$165,230	$148,780	Q
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	976,753	986,000	T
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$7,378,493	7,234,888	7,289,951
								8,376,871	8,424,731
Textile, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	9/8/2027	$6,666,667	6,566,822	6,566,667
James Perse Enterprises, Inc.	First Lien Revolver	LIBOR(S)	1.00%	6.25%	7.25%	9/8/2027	$—	132	(12,500)	N/T
WH Buyer, LLC (Anne Klein)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	7.39%	8.39%	12/31/2025	$15,273,116	15,164,501	15,425,847
WH Buyer, LLC (Anne Klein)	First Lien Incremental FILO Term Loan	LIBOR(Q)	1.00%	7.39%	8.39%	12/31/2025	$1,153,846	1,144,910	1,165,385
								22,876,365	23,145,399
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$13,095,247	13,031,749	13,069,057

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.00%	9/17/2026	$5,000,000	4,875,000	4,875,000	H/J

Total Debt Investments - 147.2% of Net Assets								531,343,399	516,553,150

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2021

(Unaudited)

Issuer(P/R)	Instrument	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests		91,445	$1,848,077	$—	C/I
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units	2/7/2030	162	14,804	56,905	C/I
				1,862,881	56,905
Chemicals
AGY Equity, LLC	Class A Preferred Stock		4,195,600	1,139,597	446,536	C/F/I
AGY Equity, LLC	Class B Preferred Stock		2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock		2,307,580	—	—	C/F/I
				1,139,597	446,536
Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares	4/28/2028	182	—	1,292,301	C/H/I/J

Diversified Financial Services
BCIC Senior Loan Partners, LLC	Limited Partnership/Limited Liability Company Interests		54,030,590	54,030,591	32,029,393	G/I/J/O/Q/T
Gordon Brothers Finance Company	Common Stock		10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock		34,285	36,624,684	—	C/G/S
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock	2/11/2031	7,662	—	185,191	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock	8/27/2031	508	—	5,370	C/H/I/J
				101,266,823	32,219,954
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests		5,910	5,909,910	5,910,000	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	450,000	100,544	247,765	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests		546	500,000	744,771	C/M

Metals & Mining
Kemmerer Operations, LLC (WMLP)	Limited Partnership/Limited Liability Company Interests		8	753,850	638,216	C/F/K

Oil, Gas & Consumable Fuels
ETX Energy Management Company, LLC	Limited Partnership/Limited Liability Company Interests		53,815	—	—	C
ETX Energy, LLC	Limited Partnership/Limited Liability Company Interests		51,119	—	—	C/L
				—	—

Total Equity Securities - 11.9% of Net Assets				111,533,605	41,556,448

Total Investments - 159.1% of Net Assets				$642,877,004	$558,109,598

Cash and Cash Equivalents - 3.4% of Net Assets					$11,992,164

Total Cash and Investments - 162.5% of Net Assets					$570,101,762

Notes to Consolidated Schedules of Investments:

(A)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(C)	Non-income producing equity securities at September 30, 2021.
(D)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective yield basis.

(E)

Approximately 98.9% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 92.1% of the fair value of such senior secured loans have floors of 0.25% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2021 of all contracts within the specified loan facility.

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

(I)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 11.6% of the Company’s net assets at September 30, 2021. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of September 30, 2021:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Advanced Lighting Technologies, LLC, Senior Secured Notes	3/16/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Stitch Holdings, L.P., Limited Partnership Interests	7/30/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021

(J)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2021, approximately 14.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(N)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(O)	BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for summarized financial information of BCIC Senior Loan Partners, LLC.
(P)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(Q)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(R)	As of September 30, 2021, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(S)

The investment is on non-accrual status as of September 30, 2021 and therefore non-income producing. At September 30, 2021, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 4.26% and 13.96%, respectively.

(T)

Position or associated portfolio company thereof has an unfunded commitment as of September 30, 2021 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(U)	This investment will have a first lien security interest after the senior tranches are repaid.

LIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2021

(Unaudited)

Non-Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2020	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions(3)	Dispositions(4)	Fair Value at September 30, 2021
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$(1,999,678)	$2,181,306	$—	$(181,628)	$—	†
Senior Secured Loan, First Lien	13,185	3,223,664	(3,017,339)	1,774,757	—	(1,981,082)	—	†
Limited Liability Co. Interest	—	—	—	—	—	—	—	†
Warrants	—	—	—	—	—	—	—	†
Advantage Insurance Inc.:
Preferred Stock	—	5,720,010	(2,972,574)	2,972,574	—	(5,720,010)	—	†
Preferred Stock Series B	71,500	—	—	—	3,575,000	(3,575,000)	—	†
AGY Equity, LLC:
Class A Preferred Stock	—	1,557,200	—	(1,110,664)	—	—	446,536
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Delayed Draw Term Loan, First Lien	44,546	284,343	—	214,865	44,670	(338,984)	204,894
Senior Secured Loan, First Lien	314,671	2,314,096	—	348,845	314,540	—	2,977,481
Limited Liability Co. Interest	—	—	—	638,216	—	—	638,216
Totals	$443,902	$13,099,313	$(7,989,591)	$7,019,899	$3,934,210	$(11,796,704)	$4,267,127

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

†	Investment no longer held as of September 30, 2021.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2021 represents 1.2% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2021

(Unaudited)

Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2020	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation(5)	Acquisitions(3)	Dispositions(4)	Fair Value at September 30, 2021
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	$1,531,013	$36,150,259	$—	$3,756,855	$—	$(7,877,721)	$32,029,393
First Boston Construction Holdings, LLC:
Subordinated Debt	163,125	32,625,000	—	—	—	(32,625,000)	—	†
Limited Liability Co. Interest	—	4,557,035	(2,290,144)	3,599,215	—	(5,866,106)	—	†
Gordon Brothers Finance Company:
Unsecured Debt	—	22,850,000	—	(59,748)	—	(1,427,252)	21,363,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	555,446	14,785,933	(1,474,033)	2,016,263	—	(15,328,163)	—	†
Preferred Stock	—	—	—	—	—	—	—	†
Common Stock	—	—	(6,751,452)	6,751,452	—	—	—	†
Totals	$2,249,584	$110,968,227	$(10,515,629)	$16,064,037	$—	$(63,124,242)	$53,392,393

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

(5)

Net unrealized gain (loss) before taxes includes the net change in unrealized appreciation (depreciation) on controlled investments and net change in unrealized appreciation (depreciation) on foreign currency translation associated with the controlled investments. For the nine months ended September 30, 2021, the net change in unrealized appreciation (depreciation) and foreign currency translation associated with the Red Apple Stores Inc.’s common stock was $285,360 and $(285,360), respectively.

†	Investment no longer held as of September 30, 2021.

The aggregate fair value of controlled investments at September 30, 2021 represents 15.2% of the Company’s net assets.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Issuer(Q/S)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Health Care Technology
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$4,733,036	$4,669,959	$4,780,367
CareATC, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(4,515)	—	O/U
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$4,500,000	4,449,231	4,383,000
Sandata Technologies, LLC	Sr Secured Revolver	LIBOR(Q)	—	6.00%	6.31%	7/23/2024	$—	(5,506)	(13,000)	O/U
								9,109,169	9,150,367
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$6,697,322	6,572,096	6,657,138
AmeriLife Holdings, LLC	Second Lien Incremental Term Loan	LIBOR(Q)	1.00%	8.50%	9.50%	3/18/2028	$2,337,744	2,297,151	2,323,718
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$1,750,000	1,716,183	1,741,250
IT Parent, LLC (Insurance Technologies)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$200,000	195,206	198,750	U
								10,780,636	10,920,856
Internet & Catalog Retail
Live Auctioneers, LLC	First Lien Last Out B-2 Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$7,693,552	7,572,688	7,555,068
Live Auctioneers, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.76%	7.76%	5/21/2025	$3,005,110	2,945,191	2,951,018
Syndigo, LLC	Second Lien Term Loan	LIBOR(Q)	0.75%	8.00%	8.75%	12/14/2028	$4,673,472	4,603,370	4,603,370
								15,121,249	15,109,456
Internet Software & Services
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$10,000,000	9,868,861	10,120,000
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$9,535,314	9,356,259	9,344,608
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$1,562,500	1,549,386	1,546,875
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.15%	4/2/2027	$5,512,958	5,421,288	5,444,046
								26,195,794	26,455,529
IT Services
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$1,000,000	976,937	982,000

Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$1,459,390	1,430,241	1,430,202
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	8/5/2026	$—	(70,750)	(70,885)	O/U
								1,359,491	1,359,317
Media
MBS Opco, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	12/29/2022	$14,550,000	14,550,000	14,222,625
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.15%	10/19/2026	$6,631,760	6,324,455	5,623,733	R
								20,874,455	19,846,358
Metals & Mining
Kemmerer Operations, LLC (WMLP)	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$2,662,942	2,662,942	2,314,096	D/F
Kemmerer Operations, LLC (WMLP)	First Lien Delayed Draw Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$499,207	499,207	284,343	D/F/U
								3,162,149	2,598,439
Multiline Retail
Red Apple Stores Inc.	Second Lien Term Loan	Fixed	—	10.00%	10.00%	8/1/2024	$16,802,196	16,802,197	14,785,933	G/H/K

Personal Products
Paula's Choice Holdings, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	11/17/2025	$7,750,000	7,537,774	7,556,250

Professional Services
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$9,321,820	9,158,283	9,508,256
Dude Solutions Holdings, Inc.	Sr Secured Revolver	LIBOR(Q)	1.00%	7.50%	8.50%	6/13/2025	$—	(20,601)	—	O/U
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$333,333	325,097	324,333	U
								9,462,779	9,832,589
Road & Rail
GlobalTranz Enterprises LLC	Second Lien Term Loan	LIBOR(M)	—	8.25%	8.40%	5/15/2027	$10,808,429	10,627,175	9,262,824
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	9.25% PIK + 1.00% Cash	11.25%	4/28/2023	$35,796,853	35,796,853	32,038,183	D
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	9.25% PIK + 1.00% Cash	11.25%	4/28/2023	$7,337,916	7,337,916	6,567,435	D
								53,761,944	47,868,442

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Issuer(Q/S)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Software
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(M)	—	7.75%	7.90%	9/6/2027	$4,809,535	$4,745,288	$4,857,631
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.09%	5/2/2025	$4,106,632	4,045,856	4,135,378	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$96,058	94,164	96,730	D
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$482,361	479,191	485,737	D
Rhode Holdings, Inc. (Kaseya)	First Lien Incremental Delayed Draw Term Loan	LIBOR(Q)	1.00%	4.00% Cash + 3.00% PIK	8.00%	5/2/2025	$—	(2,133)	1,223	D/O/U
Rhode Holdings, Inc. (Kaseya)	Sr Secured Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$164,770	159,711	164,770	U
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	PRIME	—	7.00%	10.25%	8/31/2027	$2,313,532	2,258,098	2,322,786
Superman Holdings, LLC (Foundation Software)	Sr Secured Revolver	PRIME	—	7.00%	10.25%	8/31/2026	$—	(7,780)	—	O/U
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	8/2/2027	$856,092	831,337	860,372
WinShuttle, LLC	First Lien FILO Term Loan	LIBOR(M)	1.00%	8.42%	9.42%	8/9/2024	$7,655,992	7,496,633	7,770,832
								20,100,365	20,695,459
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.73%	2/12/2025	$234,650	222,915	222,918
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	972,795	1,098,500
								1,195,710	1,321,418
Textile, Apparel & Luxury Goods
WH Buyer, LLC (Anne Klein)	First Lien FILO Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$15,273,116	15,146,958	15,181,476
WH Buyer, LLC (Anne Klein)	First Lien Incremental FILO Term Loan	LIBOR(Q)	1.50%	7.76%	9.26%	7/16/2025	$1,153,846	1,143,530	1,146,922
								16,290,488	16,328,398
Thrifts & Mortgage Finance
First Boston Construction Holdings, LLC	Subordinated Debt	Fixed	—	12.00%	12.00%	2/23/2023	$32,625,000	32,625,000	32,625,000	D/G/K

Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	8.00%	9.50%	8/2/2023	$13,226,497	13,134,287	13,200,044

Total Debt Investments - 136.7% of Net Assets								464,393,597	430,573,788

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2020

Issuer(Q/S)	Instrument	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests		91,445	$1,848,077	$—	C/J
Pico Quantitative Trading, LLC	Warrants to Purchase Membership Units (144A)	2/7/2030	162	14,804	16,046	C/J
				1,862,881	16,046
Chemicals
AGY Equity, LLC	Class A Preferred Stock		4,195,600	1,139,597	1,557,200	C/F/J
AGY Equity, LLC	Class B Preferred Stock		2,936,920	—	—	C/F/J
AGY Equity, LLC	Class C Common Stock		2,307,580	—	—	C/F/J
				1,139,597	1,557,200
Diversified Financial Services
BCIC Senior Loan Partners, LLC	Limited Partnership/Limited Liability Company Interests		61,908,311	61,908,311	36,150,259	G/J/K/P/R/U
Gordon Brothers Finance Company	Common Stock		10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock		34,285	36,624,684	—	C/G/T
				109,144,543	36,150,259
Electrical Equipment
Advanced Lighting Technologies LLC	Equity Warrants/Options	10/4/2027	2,360	—	—	C/F/J
Advanced Lighting Technologies LLC	Limited Partnership/Limited Liability Company Interests		149,717	—	—	C/F
				—	—
Health Care Equipment & Supplies
Facet Investment, Inc.	Equity Warrants/Options	1/18/2021	1,978	250,000	—	C

Household Durables
SVP - Singer Holdings, LP	Limited Partnership/Limited Liability Company Interests		1,416,279	5,030,156	—	C/J

Insurance
Advantage Insurance Inc.	Preferred Stock		572,001	8,692,584	5,720,010	C/D/F/J/T

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock	1/30/2029	62,840	100,544	137,714	C/J

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests		546	500,000	313,424	C/N

Metals & Mining
Kemmerer Operations, LLC (WMLP)	Limited Partnership/Limited Liability Company Interests		8	753,850	—	C/F/L

Multiline Retail
Red Apple Stores Inc.	Common Stock		8,756,859	6,751,452	—	C/G/H/I/K
Red Apple Stores Inc.	Preferred Stock		6,806,383	—	—	C/G/H/K
				6,751,452	—
Oil, Gas & Consumable Fuels
ETX Energy Management Company, LLC	Limited Partnership/Limited Liability Company Interests		53,815	—	—	C
ETX Energy, LLC	Limited Partnership/Limited Liability Company Interests		51,119	—	—	C/M
				—	—
Thrifts & Mortgage Finance
First Boston Construction Holdings, LLC	Limited Partnership/Limited Liability Company Interests		8,156,250	8,156,250	4,557,035	C/G/K

Total Equity Securities - 15.4% of Net Assets				142,381,857	48,451,688

Total Investments - 152.1% of Net Assets				$606,775,454	$479,025,476

Cash and Cash Equivalents - 7.4% of Net Assets					$23,332,831

Total Cash and Investments - 159.5% of Net Assets					$502,358,307

Notes to Consolidated Schedules of Investments:

(A)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(C)	Non-income producing equity securities at December 31, 2020.
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

(U)

Position or portion thereof has an unfunded commitment as of December 31, 2020 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

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
Kemmerer Operations, LLC (WMLP):
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

The interim financial information at September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

At September 30, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	6,006,907	—	—	6,006,907
3	Valuation sources that employ significant unobservable inputs	482,534,277	28,011,966	9,527,055	520,073,298
		$488,541,184	$28,011,966	$9,527,055	$526,080,205
NA	Investment measured at net asset value(4)	—	—	32,029,393	32,029,393
Total		$488,541,184	$28,011,966	$41,556,448	$558,109,598

(1)	Includes senior secured loans.
(2)	Includes senior secured notes, unsecured debt and subordinated debt.
(3)	For example, quoted prices in inactive markets or quotes for comparable investments.
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

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$424,562,985	Income approach	Discount rate	8.7% - 9.4% (9.1%)
	52,667,158	Market quotations	Indicative quotes	1 (1)
	3,182,375	Market comparable companies	EBITDA multiples	1.1x - 1.7x (1.4x)
	2,121,759	Option Pricing Model	Revenue multiple	4.0x - 4.5x (4.3x)
			Implied volatility	55.0% - 65.0% (60.0%)
			Term	3.0 years - 4.0 years (3.5 years)
Other Corporate Debt	27,349,000	Income approach	Discount rate	11.2% - 12.8% (12.0%)
	662,966	Market comparable companies	Revenue multiples	0.2x - 0.2x (0.2x)
Equity	1,787,532	Option Pricing Model	EBITDA/Revenue multiples	4.4x - 4.9x (4.7x)
			Implied volatility	54.5% - 64.1% (59.3%)
			Term	2.7 years - 3.7 years (3.2 years)
	5,910,000	Transaction approach(3)	N/A	N/A
	1,382,987	Market comparable companies	EBITDA multiples	3.5x - 4.0x (3.8x)
	446,536	Market comparable companies	Revenue multiples	0.6x - 0.8x (0.7x)
$520,073,298

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value.
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

(3)

Transaction price consists of the Company’s investment in Stitch Holdings, L.P. acquired during the quarter. There was no change to the valuation based on the underlying assumptions used at the closing of such transaction.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2021 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$444,966,060	$27,875,754	$28,229,276	$501,071,090
Net realized and unrealized gains (losses)	3,837,109	134,791	944,230	4,916,130
Acquisitions(1)	63,678,286	1,421	5,909,910	69,589,617
Dispositions	(41,380,811)	—	(25,556,361)	(66,937,172)
Transfers into Level 3(2)	14,662,500	—	—	14,662,500
Transfers out of Level 3(3)	(3,228,867)	—	—	(3,228,867)
Ending balance	$482,534,277	$28,011,966	$9,527,055	$520,073,298

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$4,527,544	$134,791	$1,305,774	$5,968,109

(1)	Includes payments received in kind and accretion of original issue and market discounts, and cost basis impact of non-cash restructures.
(2)	Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)	Comprised of two investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the nine months ended September 30, 2021 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$353,651,555	$61,573,500	$12,301,429	$427,526,484
Net realized and unrealized gains (losses)	11,771,293	(267,539)	29,974,639	41,478,393
Acquisitions(1)	205,237,033	939,885	9,484,910	215,661,828
Dispositions(1)	(87,902,686)	(34,233,880)	(42,233,923)	(164,370,489)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(2)	(222,918)	—	—	(222,918)
Ending balance	$482,534,277	$28,011,966	$9,527,055	$520,073,298

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$10,804,733	$(449,167)	$1,592,761	$11,948,327

(1)	Includes payments received in kind, accretion of original issue and market discounts, and cost basis impact of non-cash restructures.
(2)	Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	15,348,733	—	—	15,348,733
3	Valuation sources that employ significant unobservable inputs	353,651,555	61,573,500	12,301,429	427,526,484
		$369,000,288	$61,573,500	$12,301,429	$442,875,217
NA	Investment measured at net asset value(4)	—	—	36,150,259	36,150,259
Total		$369,000,288	$61,573,500	$48,451,688	$479,025,476

(1)	Includes senior secured loans.
(2)	Includes senior secured notes, unsecured debt and subordinated debt.
(3)	For example, quoted prices in inactive markets or quotes for comparable investments.
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

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$299,811,858	Income approach	Discount rate	9.9% - 10.8% (10.4%)
	33,231,661	Market quotations	Indicative quotes	1 (1)
	3,223,664	Market comparable companies	Revenue multiples	0.3x - 0.3x (0.3x)
	2,598,439	Market comparable companies	EBITDA multiples	1.8x - 2.8x (2.3x)
	14,785,933	Market comparable companies	Expected transaction proceeds	1.0x (1.0x)
Other Corporate Debt	28,948,500	Income approach	Discount rate	11.3% - 12.9% (12.1%)
	32,625,000	Market comparable companies	Book value multiples	0.9x - 1.0x (1.0x)
Equity	153,760	Option Pricing Model	EBITDA/Revenue multiples	3.9x - 4.4x (4.2x)
			Implied volatility	51.0% - 60.0% (55.5%)
			Term	1.6 years - 2.5 years (2.1 years)
	1,557,200	Market comparable companies	Revenue multiples	0.6x - 0.8x (0.7x)
	313,424	Market comparable companies	EBITDA multiples	5.8x - 6.3x (6.0x)
	10,277,045	Market comparable companies	Book value multiples	0.8x - 1.0x (1.0x)
$427,526,484

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value; reclassified to conform to the current period presentation.
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

Changes in investments categorized as Level 3 during the three months ended September 30, 2020 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$363,778,468	$173,583,795	$26,341,174	$563,703,437
Net realized and unrealized gains (losses)	(5,523,115)	(13,308,129)	(22,387,890)	(41,219,134)
Acquisitions(1)	17,506,040	5,001,280	3,479,531	25,986,851
Dispositions	(22,977,907)	(2,174,664)	(543,750)	(25,696,321)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(2)	(8,417,334)	—	—	(8,417,334)
Ending balance	$344,366,152	$163,102,282	$6,889,065	$514,357,499

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,735,988	$(13,308,129)	$(22,387,891)	$(31,960,032)

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred out of Level 3 into Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the nine months ended September 30, 2020 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$390,746,388	$176,713,298	$57,825,747	$625,285,433
Net realized and unrealized gains (losses)	(44,555,946)	(24,296,186)	(52,527,892)	(121,380,024)
Acquisitions(1)	43,257,337	38,433,299	3,494,335	85,184,971
Dispositions	(41,665,759)	(27,748,129)	(1,903,125)	(71,317,013)
Transfers into Level 3(2)	5,043,871	—	—	5,043,871
Transfers out of Level 3(3)	(8,459,739)	—	—	(8,459,739)
Ending balance	$344,366,152	$163,102,282	$6,889,065	$514,357,499

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,355,197)	$(15,109,369)	$(52,527,999)	$(76,992,565)

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred into Level 3 from Level 2 due to decreased observable market activity.
(3)	Comprised of one investment that was transferred out of Level 3 into Level 2 due to increased observable market activity.

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

Derivatives

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2021 and December 31, 2020.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2021 and December 31, 2020 represents 0.51% and 0.05% of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of September 30, 2021 and December 31, 2020 reflect the volume of derivative activity throughout the periods presented.

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

The investment management agreement will be in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of the Current Management Agreement on November 2, 2021.

Management Fee

Under the Current Management Agreement, the Advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a Management Fee at an annual rate of 1.50% of total assets (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the Management Fee is calculated at 1.00% on assets that exceed 200% of net asset value of the Company. Prior to May 2, 2020, the Management

Fee was calculated at an annual rate of 1.75% of total assets (excluding cash and cash equivalents). The Management Fee for any partial quarter is prorated.

For the three and nine months ended September 30, 2021, the Company incurred $2,086,219 and $5,661,669 respectively, in management fees under the Current Management Agreement. For the three and nine months ended September 30, 2020, the Company incurred $2,481,836 and $8,486,385, respectively, in management fees under the Current Management Agreement.

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

The payment of any such Incentive Fee based on income otherwise earned by our Advisor will be deferred if, for the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the Annualized Rate of Return is less than 7.0% of net assets attributable to common stock at the beginning of such four quarter period as adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such four full calendar quarter period, with any deferred Incentive Fees to be carried over for payment in subsequent quarterly calculation periods to the extent such payment can then be made in accordance with the investment management agreement.

For purposes of calculating the Incentive Fee, (i) “Annualized Rate of Return” is computed by reference to the sum of (i) the aggregate distributions to common stockholders for the period in question and (ii) the change in net assets attributable to common stock (before taking into account any Incentive Fees otherwise payable during such period); (ii) “net assets attributable to common stock” means total assets less indebtedness and preferred stock; and (iii) “Pre-Incentive Fee Net Investment Income” means net investment income (as determined in accordance with United States generally accepted accounting principles) accrued by the Company during the calendar quarter excluding any accruals for or payments in respect of the Incentive Fee.

For the three and nine months ended September 30, 2021, the Company incurred $79,383 in Incentive Fees on income for both periods. For the three and nine months ended September 30, 2020, the Company incurred $1,492,248 and $5,025,386, respectively, in Incentive Fees on income. For the three and nine months ended September 30, 2021, the Advisor has voluntarily waived Incentive Fees on income of $79,383, resulting in no net Incentive Fees on income for both periods. For the three and nine months ended September 30, 2020, the Advisor has voluntarily waived Incentive Fees on income of $1,492,248 and $5,025,386, respectively, resulting in no net Incentive Fees on income for both periods.

As of September 30, 2021 and December 31, 2020, there was zero and $1,849,597 of Incentive Fees payable based on income, respectively. During the three months ended September 30, 2021, $1,849,597 of Incentive Fees on income were paid as a result of the payment hurdle of the Annualized Rate of Return being met for the trailing four quarter period ended June 30, 2021. Such amount was earned and accrued for in 2019, for which the payment was deferred and carried over in accordance with the payment deferral clause described above.

(ii)	Annual Incentive Fee Based on Capital Gains

The second portion of the Incentive Fee is based on capital gains and is calculated separately for each Annual Period. Effective May 2, 2020, our Advisor is entitled to receive an Incentive Fee based on capital gains for each Annual Period in an amount equal to 17.5% of the amount by which (1) net realized capital gains during the period, if any, exceeds (2) gross unrealized capital depreciation, if any, during the period. In calculating the portion of the Incentive Fee based on capital gains payable for any period, investments are accounted for on a security-by-security basis. In addition, the portion of the Incentive Fee based on capital gains is determined using the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period will be based on realized capital gains for the period reduced by realized capital losses for the period and unrealized capital depreciation for the period. Prior to May 2, 2020 (and since March 6, 2017), the Incentive Fee on capital gains was calculated at an annual rate of 20%.

The Company is required under GAAP to accrue an Incentive Fee on capital gains on a hypothetical liquidation basis, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrued Incentive Fee on capital gains assumes all unrealized capital appreciation and depreciation is realized in order to reflect an Incentive Fee on capital gains (if any) that would be payable at each measurement date, even though unrealized capital appreciation is not permitted to be considered in determining the Incentive Fee on capital gains actually payable on an annual basis under the Current Management Agreement. If such amount is positive at the end of the period, an Incentive Fee on capital gains is accrued equal to 17.5% of such amount, for periods ended after May 2, 2020 (or 20%, for periods ended prior to May 2, 2020), less the amount of any Incentive Fees on capital gains already accrued in prior periods. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fee expense on capital gains accrued in a prior period.

Incentive Fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three and nine months ended September 30, 2021 were $1,291,952. For the three and nine months ended September 30, 2020, no Incentive Fees on capital gains were accrued or payable. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Advisers Act and the Current Management Agreement.

For purposes of calculating the Incentive Fee based on capital gains, “Annual Period” means the period beginning on July 1 of each calendar year, including the calendar year prior to the year in which the investment management agreement became effective, and ending on June 30 of the next calendar year. Capital gains and losses are calculated using the proceeds received and either (i) fair market value at the beginning of the Annual Period or (ii) cost for investments acquired during the Annual Period. In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

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

4. Debt

Debt is comprised of a senior secured revolving credit facility dated as of February 19, 2016 (as amended, amended and restated, supplemented or otherwise modified from time to time, including as amended and restated by the sixth amendment thereto, dated as of April 23, 2021, the “Credit Facility”) and unsecured convertible senior notes due June 2022 issued by the Company (the “2022 Convertible Notes”). Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As of September 30, 2021 and December 31, 2020, the Company’s asset coverage was 270% and 271%, respectively.

Total debt outstanding and available at September 30, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(2)	$59,000,000	$206,000,000	(3)	$265,000,000	(4)
2022 Convertible Notes (1)	2022	5.00%		142,400,204	—		142,400,204
Debt, net of unamortized issuance costs				$201,400,204	$206,000,000		$407,400,204

(1)	The carrying value of 2022 Convertible notes was comprised of the following:

September 30, 2021
Principal amount of debt	$143,750,000
Original issue discount, net of accretion	(688,832)
Unamortized issuance costs	(660,964)
Carrying value	$142,400,204

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

The Company’s weighted average outstanding debt balance during the three months ended September 30, 2021 and 2020 was $207,709,265 and $319,290,639, respectively. The maximum amounts borrowed during the three months ended September 30, 2021 and 2020 were $219,075,626 and $323,585,692, respectively. The Company’s weighted average outstanding debt balance during the nine months ended September 30, 2021 and 2020 was $176,776,414 and $328,129,066, respectively. The maximum amounts borrowed during the nine months ended September 30, 2021 and 2020 were $219,076,627 and $356,302,715, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and nine months ended September 30, 2021 was 5.25% and 5.97% respectively, exclusive of commitment fees. The weighted average annual interest cost, including the amortization of debt issuance cost, for the three and nine months ended September 30, 2020 was 4.39% and 4.80%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40% (0.375% prior to May 22, 2020).

Total expenses related to debt for the three and nine months ended September 30, 2021 and 2020 included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest expense	$2,161,768	$2,922,140	$5,981,202	$9,531,346
Amortization of original issue discount	238,295	225,269	702,775	664,358
Amortization of deferred debt issuance costs	350,706	378,377	1,214,536	1,599,298
Total interest expense	2,750,769	3,525,786	7,898,513	11,795,002
Commitment and credit facility fees	222,639	142,456	797,168	444,955
Total	$2,973,408	$3,668,242	$8,695,681	$12,239,957

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

The carrying and fair values of the Company’s outstanding debt as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$59,000,000	$56,050,000	$38,800,000	$35,696,000
2022 Convertible Notes	142,400,204	145,546,875	140,998,037	143,210,938
Total	$201,400,204	$201,596,875	$179,798,037	$178,906,938

At September 30, 2021, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

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

5. Investments

Purchases of investments, including PIK, for the three and nine months ended September 30, 2021 totaled $62,822,454 and $206,561,818, respectively. Purchases of investments, including PIK, for the three and nine months ended September 30, 2020 totaled $24,773,652 and $83,602,851, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2021 totaled $61,552,860 and $174,919,422, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2020 totaled $24,610,600 and $84,440,718, respectively.

At September 30, 2021, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,912,680	$1,648,966
Unsecured debt	41,861,533	21,363,000
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	373,828,297	378,286,310
Second/other priority lien	108,740,889	110,254,874
Total senior secured loans	482,569,186	488,541,184
Preferred stock	37,764,281	446,536
Common stock	10,611,548	—
Limited partnership/limited liability company interests	63,042,428	39,322,380
Equity warrants/options	115,348	1,787,532
Total investments	$642,877,004	$558,109,598

At December 31, 2020, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$3,154,101	$1,098,500
Unsecured debt	43,288,785	22,850,000
Subordinated debt	37,625,000	37,625,000
Senior secured loans:
First lien	242,048,582	236,547,705
Second/other priority lien	138,277,129	132,452,583
Total senior secured loans	380,325,711	369,000,288
Preferred stock	46,456,865	7,277,210
Common stock	17,363,000	—
Limited partnership/limited liability company interests	78,196,644	41,020,718
Equity warrants/options	365,348	153,760
Total investments	$606,775,454	$479,025,476

Industry Composition

As of September 30, 2021, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at September 30, 2021 and December 31, 2020 by GICS.

Industry	September 30, 2021	December 31, 2020
Diversified Financial Services	19.0%	19.3%
Road & Rail	10.3	10.0
Internet Software & Services	9.4	5.6
Software	6.1	4.3
Diversified Consumer Services	5.3	0.9
Professional Services	5.1	2.1
Textile, Apparel & Luxury Goods	4.1	3.4
Containers & Packaging	3.8	4.3
Health Care Technology	3.7	1.9
Health Care Providers & Services	3.4	5.6
Media	3.3	4.2
Internet & Catalog Retail	2.8	3.2
Health Care Equipment & Supplies	2.7	5.8
Insurance	2.6	3.5
Consumer Finance	2.4	1.7
Tobacco Related	2.3	2.8
Aerospace & Defense	1.6	1.9
IT Services	1.6	0.2
Specialty Retail	1.5	0.3
Airlines	1.1	1.5
Household Durables	1.1	—
Machinery	1.0	0.3
Wireless Telecommunication Services	0.9	—
Commercial Services & Supplies	0.9	0.3
Diversified Telecommunication Services	0.8	—
Metals & Mining	0.7	0.5
Construction & Engineering	0.6	—
Automobiles	0.5	—
Distributors	0.4	—
Building Products	0.4	—
Real Estate Management & Development	0.3	—
Electrical Equipment	0.1	0.7
Capital Markets	0.1	0.1
Chemicals	0.1	0.3
Thrifts & Mortgage Finance	—	7.8
Multiline Retail	—	3.1
Energy Equipment & Services	—	2.8
Personal Products	—	1.6
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at September 30, 2021 was United States 91.5%, United Kingdom 5.2%, Germany 2.1%, and Canada 1.2% and at December 31, 2020 was United States 96.2%, and Canada 3.8%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

As of September 30, 2021, the Company and Windward are committed to provide an aggregate of approximately $68.6 million of equity to Senior Loan Partners, with the Company committing to provide $58.3 million and Windward committing to provide $10.3 million (of which the Company and Windward had funded $54.0 million and $9.5 million, respectively, and remaining commitments from the Company and Windward as of September 30, 2021 were $4.2 million and $0.8 million, respectively). Capital redemptions generally are received associated with the sales or dispositions of the underlying investments in portfolio companies of Senior Loan Partners. During the three and nine months ended September 30, 2021, Senior Loan Partners returned zero and $9.3 million, respectively, of capital pro-rata to its members, which is not recallable. Capital contributions have primarily been used to make investments and fund ongoing administrative expenses of Senior Loan Partners. During October 2021, Senior Loan Partners returned $21.5 million of capital pro-rata to its members, which is not recallable.

As previously disclosed, in December 2020, Senior Loan Partners sold a majority of its loan portfolio and part of the proceeds were used to fully prepay and terminate its credit facility. Therefore, there was no debt balance outstanding as of September 30, 2021.

As of September 30, 2021, Senior Loan Partners had total investments at fair value of $13.3 million after selling its investments in Crown Paper Group, Inc., for total proceeds of $17.8 million during the quarter, which is included in Receivable for investments sold on Senior Loan Partners’ Balance Sheet as of September 30, 2021. Below is a summary of Senior Loan Partners’ portfolio as of September 30, 2021:

Portfolio Company	Industry(1)	Interest Rate(2)	Maturity	Principal Amount	Cost	Fair Value(3)
Senior Secured Loans
PVHC Holding Corp., First Lien Term Loan	Containers & Packaging	5.75% (L + 475,1.00% Floor)	8/2/24	$10,311,100	$10,282,952	$8,919,101
TLE Holdings, LLC, First Lien Term Loan	Professional Services	6.50% (L + 550,1.00% Floor)	6/28/24	3,880,374	3,859,886	3,492,337
TLE Holdings, LLC, Delayed Draw Term Loan	Professional Services	6.50% (L + 550,1.00% Floor)	6/28/24	993,075	977,892	893,767
Total					$15,120,730	$13,305,205

(1)	Unaudited. As of September 30, 2021, Senior Loan Partners uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings.
(2)

100% of the senior secured loans in BCIC Senior Loan Partners’ portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, each of such senior secured loans has a floor of 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2021 of all contracts within the specified loan facility.

(3)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for Senior Loan Partners as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

Selected Balance Sheet Information

	September 30, 2021	December 31, 2020
Investments, at fair value (cost $15,120,730 and $43,959,430)	$13,305,205	$35,521,942
Cash and cash equivalents	6,495,919	7,862,709
Receivable for investments sold	17,824,235	—
Other assets	185,764	233,626
Total assets	$37,811,123	$43,618,277

Total liabilities	$129,485	$1,088,561
Members’ equity	37,681,638	42,529,716
Total liabilities and members’ equity	$37,811,123	$43,618,277

Selected Statement of Operations Information

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total investment income	$599,478	$3,142,758	$1,975,725	$10,911,863
Interest and credit facility fees	—	1,200,984	—	4,880,329
Other fees and expenses	31,196	180,812	174,523	583,846
Total expenses	$31,196	$1,381,796	$174,523	$5,464,175
Net realized and unrealized appreciation (depreciation)	1,563,004	4,939,320	4,419,819	(13,019,056)
Net increase (decrease) in members' capital	$2,131,286	$6,700,282	$6,221,021	$(7,571,368)

For the three and nine months ended September 30, 2021, the Company’s share of net investment income from Senior Loan Partners was $0.5 million and $1.5 million, respectively, which are included in dividend income from controlled investments on the Company’s

Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, the Company’s share of net investment income from Senior Loan Partners was $1.5 million and $4.6 million, respectively.

6. Other Related Party Transactions

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2021, the Company incurred $87,500 and $262,500, for such investment advisor expenses. For the three and nine months ended September 30, 2020, the Company incurred $87,500 and $262,500 respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three and nine months ended September 30, 2021 were $160,958 and $298,592, respectively. Reimbursements to the Advisor, BlackRock Advisors and their affiliates for such purposes during the three and nine months ended September 30, 2020 were $114,695 and $333,444, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2021, the Company incurred $333,057 and $970,058 respectively, for such administrative services expenses. For the three and nine months ended September 30, 2020, the Company incurred $379,650 and $1,068,915, respectively, for such administrative services expenses.

Advisor Stock Transactions

At September 30, 2021 and December 31, 2020, BCIA did not own any shares of the Company. At both September 30, 2021 and December 31, 2020, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

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

For the three and nine months ended September 30, 2021 and 2020, declared distributions to common stockholders were as follows:

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1) (2)
March 31, 2021	$7,441,594	$—		$7,441,594	$—
June 30, 2021	7,413,594	—		7,413,594	541,771
September 30, 2021	7,405,845	—		7,405,845	593,078
Total	$22,261,033	$—		$22,261,033	$1,134,849

For the quarter ended	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1)
March 31, 2020	$9,543,152	$—		$9,543,152	$719,692	(2)
June 30, 2020	1,363,314	5,450,680	(3)	6,813,994	638,560	(4)
September 30, 2020	1,403,889	5,613,339	(5)	7,017,228	—	(3)(5)
Total	$12,310,355	$11,064,019		$23,374,374	$1,358,252

(1)	The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash.
(2)	Distributions reinvested through purchase of shares in the open market.
(3)	Declared distribution in newly issued common shares includes $858,364 of distribution reinvested through 100% stock election for the dividend paid on 7/7/2020.
(4)	Distributions reinvested through issuance of new shares.
(5)	Declared distribution in newly issued common shares includes $817,130 of distribution reinvested through 100% stock election for the dividend paid on 9/29/2020.

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

On November 3, 2020, the Company’s Board of Directors authorized the Company to purchase up to a total of 7,500,000 shares, effective until the earlier of November 2, 2021 or such time that all of the authorized shares have been repurchased, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Company Repurchase Plan”). As of September 30, 2021, 7,029,955 shares remained available for repurchase. On November 2, 2021, the Company’s Repurchase Plan expired with 7,003,428 shares remaining unpurchased and no longer authorized for purchase. On November 2, 2021, the Company’s Board of Directors adopted a new repurchase plan and authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased (see Note 11).

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and nine months ended September 30, 2021:

September 30, 2021	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	133,039	$4.00	$532,288
Nine Months Ended	470,045	3.62	1,703,717

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and nine months ended September 30, 2020:

September 30, 2020	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	—	$—	$—
Nine Months Ended	986,554	3.68	3,627,604

Since inception of the original repurchase plan through September 30, 2021, the Company has purchased 10,481,631 shares of its common stock on the open market for $68,000,576, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

8. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$11,602,299	$(27,163,667)	$59,829,024	$(113,752,410)
Weighted average shares outstanding – basic	74,081,693	70,086,236	74,221,550	68,943,459
Earnings (Loss) per share – basic	$0.16	$(0.39)	$0.81	$(1.65)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$11,602,299	$(27,163,667)	$59,829,024	$(113,752,410)
Adjustments for interest on unsecured convertible senior notes(1)	2,270,862	—	6,792,792	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$13,873,161	$(27,163,667)	$66,621,816	$(113,752,410)
Weighted average shares outstanding – diluted(1)	91,075,430	70,086,236	91,215,287	68,943,459
Earnings (Loss) per share – diluted	$0.15	$(0.39)	$0.73	$(1.65)

(1)	No adjustments for interest or incremental shares were included for periods ended September 30, 2020 because the effect would be antidilutive.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2021 and December 31, 2020. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2021 and December 31, 2020, the Company had unfunded commitments of $37.6 million across 30 portfolio companies and $24.3 million across 14 portfolio companies, respectively. Of these total unfunded commitment amounts, $4.2 million was related to our equity commitment to BCIC Senior Loan Partners, LLC, at September 30, 2021 and December 31, 2020, respectively (see Note 5). The aggregate fair value of unfunded commitments at September 30, 2021 and December 31, 2020 was $35.9 million and $22.2 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Per Share Data:
Net asset value, beginning of period	$4.23	$6.33

Investment Operations:
Net investment income, before accrued incentive fees	0.21	0.39
Accrued incentive fees	(0.02)	—
Net investment income(1)	0.19	0.39
Net realized and unrealized gain (loss)	0.62	(2.04)
Total from investment operations	0.81	(1.65)

Repurchase of common stock	—	0.04
Distributions to stockholders(2)	(0.30)	(0.34)
Issuance/reinvestment of stock at prices (below) net asset value	—	(0.14)
Net asset value, end of period	$4.74	$4.24

Market price at end of period	$3.85	$2.44
Total return based on market price(3)	54.47%	(43.77)%
Total return based on net asset value(4)	20.94%	(23.29)%
Shares outstanding at end of period	73,996,620	72,311,504

Ratios to average net assets(5):
Operating expenses, before accrued incentive fees(6)	3.93%	4.80%
Interest and other debt related expenses	3.51%	4.40%
Total expenses, before accrued incentive fees	7.44%	9.20%
Accrued incentive fees(1)	0.39%	—
Total expenses, after accrued incentive fees(6)	7.83%	9.20%
Net investment income	5.77%	9.68%

Net assets at end of period	$350,874,551	$306,557,170
Portfolio turnover rate	35%	11%
Weighted average interest rate on debt(7)	5.97%	4.80%
Weighted average debt outstanding	$176,776,414	$328,129,066
Weighted average shares outstanding	74,221,550	68,943,459
Weighted average debt per share(8)	$2.38	$4.76

(1)

Net investment income per share amount displayed above is net of a hypothetical liquidation basis GAAP accrual for incentive fees of $0.02 per share for the nine months ended September 30, 2021. Refer to Supplemental Non-GAAP Financial information (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for further details.

(2)

For the nine months ended September 30, 2021, $13.9 million out of the total $22.3 million declared distributions were from net investment income based on book income. The amount of distribution related to a return of capital will be adjusted on an annual basis if necessary, and calculated in accordance with federal income tax regulations (see Note 2).

(3)

Total return based on market value is calculated by determining the percentage change in market value per share during the period and assuming that the dividend distributions are reinvested in accordance with the Company’s dividend reinvestment plan. Not annualized.

(4)

Total return based on net asset value is calculated by determining the percentage change in net asset value per share during the period and assuming that the dividend distributions are reinvested in accordance with the Company’s dividend reinvestment plan. Not annualized.

(5)	Annualized, except for incentive fees.
(6)

Ratio including incentive fee based on income waived for the nine months ended September 30, 2021 and 2020 (see Note 3 for more detail). Excluding incentive fee waiver, the ratio of operating expenses to average net assets would be 4.35% and 6.61% and the ratio of total expenses to average net assets would be 7.86% and 11.01% for the same respective periods.

(7)	Weighted average interest rate on debt includes contractual interest, amortization of original issue discount and amortization of debt issuance costs (see Note 4).
(8)	Weighted average debt per share is calculated as weighted average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11. Subsequent events

On November 2, 2021, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on January 6, 2022 to stockholders of record at the close of business on December 16, 2021.

On November 2, 2021, the Company’s Repurchase Plan expired with 7,003,428 shares remaining unpurchased and no longer authorized for purchase. On November 2, 2021, the Company’s Board of Directors adopted a new repurchase plan and authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2021, approximately 14.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At September 30, 2021:

Investment portfolio, at fair value: $558.1 million

Net assets: $350.9 million

Indebtedness, excluding deferred issuance costs: $202.1 million

Net asset value per share: $4.74

Portfolio Activity for the Three Months Ended September 30, 2021:

Cost of investments during period, including PIK: $62.8 million

Sales, repayments and other exits during period: $61.6 million

Number of portfolio companies at end of period: 78

Operating Results for the Three Months Ended September 30, 2021:

Net investment income per share: $0.07

Distributions declared per share: $0.10

Basic earnings (loss) per share: $0.16

Net investment income: $4.9 million

Net realized and unrealized gain (loss): $6.7 million

Net increase (decrease) in net assets from operations: $11.6 million

Net investment income per share, as adjusted1: $0.08

Basic earnings (loss) per share, as adjusted1: $0.17

Net investment income, as adjusted1: $6.2 million

Net increase (decrease) in net assets from operations, as adjusted1: $12.9 million

As Adjusted1: Amounts are adjusted to remove the accrued hypothetical liquidation basis incentive fee expense based on capital gains that was recorded, as required by GAAP, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three months ended September 30, 2021. Amounts reflected the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested approximately $62.8 million during the three months ended September 30, 2021. The new investments consisted of senior secured loans secured by first lien ($55.5 million, or 88.4%) or second lien ($7.3 million, or 11.6%). Additionally, we received proceeds from sales, repayments and other exits of approximately $61.6 million during the three months ended September 30, 2021.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At September 30, 2021, our portfolio of $558.1 million (at fair value) consisted of 78 portfolio companies and was invested approximately 88% in senior secured loans, 5% in unsecured or subordinated debt securities, 7% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $8.2 million at September 30, 2021. Our largest portfolio company investment at fair value was approximately $37.0 million and our five largest portfolio company investments at fair value comprised approximately 24% of our portfolio at September 30, 2021. At December 31, 2020, our portfolio of $479.0 million (at fair value) consisted of 55 portfolio companies and was invested 77% in senior secured loans, 13% in unsecured or subordinated debt securities, 10% in equity investments and 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $11.0 million at December 31, 2020. Our largest portfolio company investment by value was approximately $36.2 million and our five largest portfolio company investments by value comprised approximately 31% of our portfolio at December 31, 2020.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19 which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At September 30, 2021, our top three industry concentrations at fair value consisted of Diversified Financial Services (19.0%), Road & Rail (10.3%), and Internet Software & Services (9.4%). At December 31, 2020, our top three industry concentrations at fair value consisted of Diversified Financial Services (19.3%), Road & Rail (10.0%) and Thrifts & Mortgage Finance (7.8%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	8.3%	7.2%	8.7%	7.4%
Senior secured loans	9.1%	9.1%	9.5%	9.5%
Other debt securities(2)	1.9%	1.1%	7.3%	5.3%
Debt and income producing equity securities	8.4%	8.0%	8.9%	8.5%

(1)

Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

(2)

The decrease from December 31, 2020 to September 30, 2021 is primarily attributable to a majority of the securities in this category being on non-accrual, after the intended exit in First Boston Construction Holdings, LLC during 2021.

For the three and nine months ended September 30, 2021, the total return based on net asset value was 3.9% and 20.9%, respectively. For the three and nine months ended September 30, 2021, the total return based on market price was 0.5% and 54.5%, respectively. For the three and nine months ended September 30, 2020, the total return based on net asset value was (9.1)% and (23.3)%, respectively. For the three and nine months ended September 30, 2020, the total return based on market price was (5.1)% and (43.8)%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.33 at September 30, 2021 and 1.90 at December 31, 2020. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Grade 1	$415,825,195	$189,012,640
Grade 2	113,901,901	198,713,376
Grade 3	—	38,605,618
Grade 4	22,025,966	51,136,642
Not Rated(1)	6,356,536	1,557,200
Total investments	$558,109,598	$479,025,476

(1)

Not Rated category at September 30, 2021 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. and AGY Equity, LLC. Not Rated category at December 31, 2020 consists primarily of the Company’s residual equity investment in AGY Equity, LLC. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

Results of operations

Results comparisons for the three months ended September 30, 2021 and 2020.

Investment income

	Three Months Ended
	September 30, 2021	September 30, 2020
Investment income
Interest and fees on senior secured loans	$11,893,531	$9,397,320
Interest and fees on other debt securities	137,601	5,407,371
Interest earned on short-term investments, cash equivalents	156	585
Dividends and fees on equity securities	483,038	1,496,818
Total investment income	$12,514,326	$16,302,094

Total investment income for the three months ended September 30, 2021 decreased $3.8 million, or 23.2%, as compared to the three months ended September 30, 2020. Excluding fee income and other income, total investment income decreased by approximately 24.5%, primarily due to a 19.6% decrease in the average investment portfolio at amortized cost for the comparative periods, our unsecured debt investment in Gordon Brothers Finance Company (“GBFC”) going on non-accrual status during the second half of 2020, and a decrease in dividend income period over period. The decrease in portfolio size is primarily due to desirable exits during late 2020 and the first half of 2021, primarily in non-core and junior capital exposure. The decrease in dividend income of $1.0 million is attributable to BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) period over period, primarily due to the disposal of underlying portfolio company investments in Senior Loan Partners during late 2020 and the first half of 2021 (see Note 5 to the consolidated financial statements).

Expenses

	Three Months Ended
	September 30, 2021	September 30, 2020
Operating expenses
Interest and other debt expenses	$2,973,408	$3,668,242
Management fees	2,086,219	2,481,836
Incentive fees on income	79,383	1,492,248
Incentive fees on capital gains	1,291,952	—
Administrative expenses	333,057	379,650
Professional fees	301,976	461,851
Insurance expense	204,197	203,794
Director fees	158,125	157,500
Investment advisor expenses	87,500	87,500
Other operating expenses	167,737	334,586
Total expenses, before incentive fee waiver	7,683,554	9,267,207
Incentive fee waiver	(79,383)	(1,492,248)
Expenses, net of incentive fee waiver	$7,604,171	$7,774,959

Total expenses, net of incentive fee waiver, decreased $0.2 million, or 2.2%, for the three months ended September 30, 2021 from the comparable period in 2020, primarily due to decreases in interest and other debt expenses and management fees period over period, which were partially offset by an accrual of incentive fees on capital gains in the current period.

Interest and other debt expenses decreased approximately $0.7 million, or 18.9%, for the three months ended September 30, 2021 from the comparable period in 2020, primarily due to a significant decrease in the average debt outstanding period over period, and a lower rate environment (see Note 4 to the consolidated financial statements).

Management fees decreased approximately $0.4 million, or 15.9%, for the three months ended September 30, 2021 from the comparable period in 2020, due to a decrease in the total assets on which management fees are calculated (in arrears). The decrease in total assets was primarily due to net sales and repayments during 2020 and during the first quarter of 2021.

For the three months ended September 30, 2021 and September 30, 2020, the Advisor voluntarily waived incentive fees on income of $0.1 million and $1.5 million, resulting in no net incentive fees for both periods.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period (See Note 3 to the consolidated financial statements). The accrued incentive fee on capital gains was approximately $1.3 million at September 30, 2021. However, no incentive fee on capital gains was realized and payable to the Advisor during the three months ended September 30, 2021.

Net investment income

Net investment income was $4.9 million and $8.5 million for the three months ended September 30, 2021 and 2020, respectively. The decrease of approximately $3.6 million, or 42.4%, was due to a $3.8 million decline in total investment income, partially offset by a $0.2 million decrease in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the three months ended September 30, 2021 was approximately $22.6 million, primarily due to the sale of SVP – Singer Holdings, LP. Substantially all of the net realized gains were reflected in unrealized depreciation in prior periods. Net realized gain (loss) for the three months ended September 30, 2020 was approximately $(59.2) million, primarily due to the restructure of AGY Holding Corp during that quarter.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2021 and 2020, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized appreciation of ($15.9) million and a decrease in net unrealized depreciation of $23.5 million, respectively. The decrease in net unrealized appreciation for the three months ended September 30, 2021 was primarily due to the reversal of previously recognized appreciation of $(22.4) million related to the sale of SVP – Singer Holdings, LP, and partially offset by an overall net increase in valuation appreciation across our portfolio. The decrease in net unrealized depreciation for the three months ended September 30, 2020 was primarily due to i) the reversal of previously recognized depreciation of $49.8 million related to the restructure of AGY Holding Corp.; ii) a $4.2 million decrease in depreciation in our equity investment in Senior Loan Partners; partially offset by iii) a $(38.1) million increase in depreciation in our investment in GBFC.

Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended September 30, 2021 and 2020 was $11.6 million and $(27.2) million, respectively. As compared to the prior period, the increase is reflective of net realized and unrealized gain (loss) of $6.7 million for the current period, as compared to $(35.7) million of net realized and unrealized gain (loss) for the three months ended September 30, 2020, the impact of which was partially offset by a decrease in net investment income of approximately $3.6 million period-over-period.

Results comparisons for the nine months ended September 30, 2021 and 2020.

Investment income

	Nine Months Ended
	September 30, 2021	September 30, 2020
Investment income
Interest and fees on senior secured loans	$31,469,105	$29,763,328
Interest and fees on other debt securities	571,504	15,745,104
Interest earned on short-term investments, cash equivalents	1,587	25,355
Dividends and fees on equity securities	1,602,513	6,970,469
Total investment income	$33,644,709	$52,504,256

Total investment income for the nine months ended September 30, 2021 decreased $18.9 million, or 35.9%, as compared to the nine months ended September 30, 2020. Excluding fee income and other income, total investment income decreased by approximately 36.5%, primarily due to a 27.0% decrease in the average investment portfolio at amortized cost for the comparative periods, our unsecured debt investment in GBFC going on non-accrual status during the second half of 2020, and a decrease in dividend income period over period. The decrease in portfolio size is primarily due to desirable exits during 2020 and the first half of 2021, primarily in non-core and junior capital exposure. The decrease in dividend income is comprised of i) a $3.1 million decrease from Senior Loan Partners, primarily due to the disposal of underlying portfolio company investments in Senior Loan Partners during late 2020 and the first half of 2021 (see Note 5 to the consolidated financial statements); and ii) a $2.3 million decrease associated with GBFC preferred stock going on non-accrual status during the second half of 2020.

Expenses

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating expenses
Interest and other debt expenses	$8,695,681	$12,239,957
Management fees	5,661,669	8,486,385
Incentive fees on income	79,383	5,025,386
Incentive fees on capital gains	1,291,952	—
Administrative expenses	970,058	1,068,915
Professional fees	968,969	1,531,708
Insurance expense	605,158	446,637
Director fees	464,375	494,750
Investment advisor expenses	262,500	262,500
Other operating expenses	781,251	1,058,182
Total expenses, before incentive fee waiver	19,780,996	30,614,420
Incentive fee waiver	(79,383)	(5,025,386)
Expenses, net of incentive fee waiver	$19,701,613	$25,589,034

Total expenses, net of incentive fee waiver, decreased $5.9 million, or 23.0%, for the nine months ended September 30, 2021 from the comparable period in 2020, primarily due to decreases in interest and other debt expenses and management fees, which were partially offset by an increase in incentive fees on capital gains period over period.

Interest and other debt expenses decreased $3.5 million, or 29.0% for the nine months ended September 30, 2021 from the comparable period primarily due to a significant decrease in average debt outstanding period over period, and a lower rate environment (see Note 4 to the consolidated financial statements).

Management fees decreased approximately $2.8 million, or 33.3%, for the nine months ended September 30, 2021 from the comparable period in 2020 due to a decrease in the total assets on which management fees are calculated (in arrears), and a decrease in the management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to net sales and repayments during 2020 and during the first half of 2021.

For the nine months ended September 30, 2021 and September 30, 2020, the Advisor voluntarily waived incentive fees on income of $0.1 million and $5.0 million, resulting in no net incentive fees for both periods.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period (See Note 3 to the consolidated financial statements). The accrued incentive fee on capital gains was approximately $1.3 million at September 30, 2021. However, no incentive fee on capital gains was realized and payable to the Advisor during the nine months ended September 30, 2021.

Net investment income

Net investment income was $13.9 million and $26.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of approximately $13.0 million over the comparable period was due to the $18.9 million decline in investment income, partially offset by a $5.9 million decrease in expenses.

Net realized gain or loss

Net realized gain (loss) for the nine months ended September 30, 2021 was $2.9 million, primarily due to a $22.0 million realized gain on the sale of SVP – Singer Holdings, LP; partially offset by a realized loss of $(18.5) million on the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings, LLC, and Advantage Insurance Inc. Substantially all of the net realized gains were reflected in unrealized depreciation in prior periods. Net realized gain (loss) for the nine months ended September 30, 2020 was $(115.3) million, primarily due to the restructure of AGY Holding Corp., and the sale of our equity investment in U.S. Well Services, Inc. and debt investment in Sur La Table, Inc.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2021 and 2020, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $43.0 million and an increase in net unrealized depreciation of $(25.4) million, respectively. The decrease in net unrealized depreciation for the nine months ended September 30, 2021 was primarily due to i) the reversal of previously recognized depreciation of $24.3 million, including foreign currency translation, related to the exits of our investments in Red Apple Stores Inc., SVP – Singer Holdings, LP, First Boston Construction Holdings, LLC and Advantage Insurance Inc., and the restructure of Advanced Lighting Technologies, LLC; ii) decrease in valuation depreciation of $7.6 million in our investments in Senior Loan Partners and St. George Warehousing & Trucking Co. of California, Inc., as well as an overall increase in valuation across our portfolio. The increase in net unrealized depreciation for the nine months ended September 30, 2020 was primarily due to i) a $(77.6) million increase in valuation depreciation in our investments in GBFC, Senior Loan Partners and First Boston Construction Holdings, LLC; ii) an overall decrease in valuation across our portfolio as a result of macro-economic conditions impacted by the COVID-19 outbreak (see Note 5 to the consolidated financial statements), partially offset by iii) a $64.0 million reversal of previously recognized depreciation related to the sale of our equity investment in U.S. Well Services, Inc. and the restructure of AGY Holding Corp.
Net increase or (decrease) in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the nine months ended September 30, 2021 and 2020 was $59.8 million and $(113.8) million, respectively. As compared to the prior period, the increase is reflective of a net realized and unrealized gain (loss) of $45.9 million for the current period, as compared to $(140.7) million of net realized and unrealized gain (loss) for the nine months ended September 30, 2020, the impact of which was partially offset by a decrease in net investment income of $13.0 million period-over-period.

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. In addition, as previously disclosed, the Advisor, in consultation with the Company’s Board of Directors, had agreed to waive Incentive Fees based on income from March 7, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. The Advisor had voluntarily waived a portion of its Incentive Fees based on income from July 1, 2019 through September 30, 2021.

We record our liability for Incentive Fee based on capital gains by performing a hypothetical liquidation basis calculation at the end of each reporting period, as required by GAAP, which assumes that all unrealized capital appreciation and depreciation is realized as of the reporting date. It should be noted that Incentive Fees based on capital gains (if any) are not due and payable until the end of the annual measurement period, or every June 30. The incremental Incentive Fee disclosed for a given period is not necessarily indicative of actual full year results. Changes in the economic environment, financial markets and other parameters used in determining such estimates could cause actual results to differ and such differences could be material. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Advisers Act and the Current Management Agreement. See Note 3 to the consolidated financial statements for a more detailed description of the Company’s Incentive Fee.

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
GAAP Basis:
Net Investment Income	$4,910,155	$8,527,135	$13,943,096	$26,915,222
Net Investment Income per share	0.07	0.12	0.19	0.39
Addback: GAAP incentive fee based on capital gains	1,291,952	—	1,291,952	—
Addback: GAAP incentive fee based on Income net of incentive fee waiver	—	—	—	—
Pre-Incentive Fee[1]:
Net Investment Income	$6,202,107	$8,527,135	$15,235,048	$26,915,222
Net Investment Income per share	0.08	0.12	0.21	0.39
Less: Incremental incentive fee based on Income net of incentive fee waiver	—	—	—	—
As Adjusted[2]:
Net Investment Income	$6,202,107	$8,527,135	$15,235,048	$26,915,222
Net Investment Income per share	0.08	0.12	0.21	0.39

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees. Such fees have been accrued but are not due and payable at the reporting date.

As Adjusted2: Amounts are adjusted to remove the GAAP accrual for incentive fee based on capital gains, and to include only the incremental incentive fee based on income. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three and nine month periods ended September 30, 2021 and 2020, respectively. Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflected the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2021, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the nine months ended September 30, 2021 was $(14.2) million. Our primary use of cash from operating activities during the period primarily consisted of $(29.0) million in net purchases of investments, excluding PIK capitalization.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $2.9 million. Our source of cash from financing activities consisted of $20.2 million in net debt borrowings under the Credit Facility. Our uses of cash consisted of cash distributions paid of $(14.9) million, purchases of treasury stock of $(1.7) million and payment of debt issuance costs of approximately $(0.8) million.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2021 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$59.0	$—	$—	$59.0	$—
2022 Convertible Notes	143.8	143.8	—	—	—
Interest and Debt Related Payables	2.4	2.4	—	—	—

(1)	At September 30, 2021, $206.0 million remained undrawn under our Credit Facility. See Note 4 to the consolidated financial statements.

Off-balance sheet arrangements

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2021 and December 31, 2020. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2021 and December 31, 2020, the Company was obligated to existing portfolio companies for unfunded commitments of $37.6 million across 30 portfolio companies and $24.3 million across 14 portfolio companies, respectively. Of these total unfunded commitments at September 30, 2021 and December 31, 2020, $4.2 million was related to our equity commitment to BCIC Senior Loan Partners, LLC (see Note 5 to the consolidated financial statements). We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since September 2019:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.14	September 16, 2019	October 7, 2019
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.10 dividend paid on October 6, 2021, the Company posted a Section 19(a) notice with an estimate that approximately $0.08 was from net investment income and approximately $0.02 was estimated to be a return of capital. Based on GAAP results, including the hypothetical liquidation basis gain incentive accrual (see Note 3 to the consolidated financial statements), for the three months ended September 30, 2021, approximately $0.07 was from net investment income and approximately $0.03 was estimated to be a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

Recent developments

On November 2, 2021, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on January 6, 2022 to stockholders of record at the close of business on December 16, 2021.

On November 2, 2021, the Company’s Repurchase Plan expired with 7,003,428 shares remaining unpurchased and no longer authorized for purchase. On November 2, 2021, the Company’s Board of Directors adopted a new repurchase plan and authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2021, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 92% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2022 Convertible Notes bear interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of September 30, 2021, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.2	$0.18
Up 300 basis points	$8.9	$0.12
Up 200 basis points	$4.6	$0.06
Up 100 basis points	$0.5	$0.01
Down 100 basis points	$0.0	$0.00

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three and nine months ended September 30, 2021 and 2020, we did not engage in any interest rate hedging activity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the nine months period ended September 30, 2021:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	$—	—	—	7,500,000
February 2021	—	—	—	7,500,000
March 2021	3.40	256,062	256,062	7,243,938
April 2021	3.65	58,743	58,743	7,185,195
May 2021	3.92	15,916	15,916	7,169,279
June 2021	3.94	6,285	6,285	7,162,994
July 2021	3.93	20,419	20,419	7,142,575
August 2021	4.10	50,791	50,791	7,091,784
September 2021	3.94	61,829	61,829	7,029,955
	$3.62	470,045	470,045

(1)	The average price paid per share includes $0.03 commission fee per share.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: November 3, 2021	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: November 3, 2021	By:	/s/ Abby Miller
Abby Miller
Chief Financial Officer and Treasurer