Form 10-K
period 2021-12-31
BlackRock Capital Investment Corp
filed 2022-03-02
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant at June 30, 2021 (the last business day of the Registrant’s most recently completed second quarter) was $285.8 million based upon the last sales price reported for such date on The NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 73,820,093 shares of the Registrant’s common stock outstanding at March 2, 2022.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Part I

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the Securities and Exchange Commission (“SEC”).

Risks Related to Our Business

•	Events outside of our control, including public health crises, may negatively affect the results of our operations.
•

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States (“U.S.”) and abroad, which may have a negative impact on our business and operations.

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

•	If we incur additional leverage, it will increase the risk of investing in shares of our common stock.
•	The lack of liquidity in substantially all of our investments may adversely affect our business.
•

A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our Board of Directors, who also approve in good faith the valuation of such securities and, as a result, there may be uncertainty regarding the value of our portfolio investments.

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

•	Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval.

Risks Related to Our Investments

•	Our investments are risky and highly speculative, and we could lose all or part of our investments.
•

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•	Our portfolio companies may be highly leveraged.
•	We may invest in “covenant-lite” loans, which could have limited investor protections.
•	We are subject to risks related to inflation.

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

•

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, which could have a material adverse effect on our financial performance.

•	There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•	We may experience cyber-security incidents and are subject to cyber-security risks.

Risks Relating to Our Common Stock and Other Securities

•	Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.
•	Investing in our common stock may involve an above average degree of risk.
•	The market price of our common stock may fluctuate significantly.
•

Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.

•	Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
•	Our credit ratings may not reflect all risks of an investment in our debt securities.

Item 1. Business

General

In this annual report in Form 10-K, except as otherwise indicated, the terms:

“Company,”, "we," "us," "our," “BlackRock Capital” and “Registrant” refer to BlackRock Capital Investment Corporation.

The “Advisor” or “BCIA” refers to BlackRock Capital Investment Advisors, LLC, a Delaware limited liability company and the investment manager; and

“Administrator” refers to BlackRock Financial Management, Inc., an affiliate of the Advisor and administrator of the Company.

We were incorporated on April 13, 2005, commenced operations with private funding on July 25, 2005, and completed our initial public offering on July 2, 2007. We are an externally-managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to continue to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”). As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment advisor under the Investment Advisers Act of 1940, which we refer to as the “Advisers Act.”

The Company has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, we will not be taxed on our income to the extent that we distribute such income each year and satisfy other applicable income tax requirements.

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

The Advisor

Our investment activities are managed by the Advisor. Our advisor, a wholly-owned indirect subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock”), is a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Advisers Act. BlackRock is a leading publicly traded investment management firm with $10.0 trillion of assets under management (“AUM”) at December 31, 2021. BlackRock has substantial investment and portfolio management experience, which we believe is beneficial to the Company and our stockholders. As part of the BlackRock platform, we continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

Our investment activities are carried out by the Advisor, which is led by James E. Keenan, Interim Chief Executive Officer of the Company, and the BlackRock US Private Capital Group’s Investment Committee (the “Investment Committee”). The voting members of the Investment Committee of the Company are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Rajneesh Vig, Nik Singhal, and Philip M. Tseng. Howard M. Levkowitz resigned as a voting member during 2021.

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

Competitive Advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

The BlackRock Platform: Our investment activities are carried out by the Advisor, a wholly-owned indirect subsidiary of BlackRock. BlackRock is a leading publicly traded investment management firm with $10.0 trillion of AUM at December 31, 2021. With employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide. We believe our affiliation with BlackRock provides us with access to one of the deepest, broadest investment platforms in the financial services industry, with strategies across asset classes and investment styles all backed by our industry leading technology and risk management. BlackRock’s platform provides our investment professionals with market, company and industry insights that enhances our investment and due diligence processes.

Acquisition and Integration of Tennenbaum Capital Partners, LLC (“TCP”): In August 2018, BlackRock completed the acquisition of TCP, a leading investment manager focused on middle market performing credit and special situations credit opportunities. We believe that the acquisition of TCP and integration of its operations has benefited the Company through increased deal flow and added industry-specific expertise, along with providing a more holistic financing solution to our borrowers. As part of the integration, three of TCP’s principals joined the Investment Committee as voting members who brought vast experience and expertise in direct lending. Following the integration, our combined platform increased in scale and capabilities, which we believe helped and continues to help to add value for stockholders.

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $5.5 billion across 281 portfolio companies through December 31, 2021. We have a debt and income producing equity yield at fair value of approximately 8.7% at December 31, 2021. During 2021, we invested approximately $275.0 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 6,100 potential investments and have a proven process through which we have invested in excess of $5.5 billion through December 31, 2021. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom the investment professionals and Investment Committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

Highly experienced investment team. Since April 2018, our investment activities have been carried out by our Advisor, which is led by James E. Keenan, Interim Chief Executive Officer of the Company, and the Investment Committee. The voting members of the Investment Committee of the Company are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Rajneesh Vig, Nik Singhal and Philip M. Tseng. The investment professionals, as well as members of the Investment Committee, have extensive experience in fixed income, public equity and private equity investing, and possess a broad range of transaction, financial, managerial and investment skills.

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

Operating and Regulatory Tax Structure

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

The Company elected to be treated for U.S. federal income tax purposes as a RIC under the Code. As a RIC, the Company generally does not have to pay corporate-level federal income taxes on any net ordinary income or capital gain that we distribute to our stockholders as dividends if we meet certain source-of-income, distribution and asset diversification requirements. The Company has elected to be regulated as a BDC under the 1940 Act. As a BDC we are required to invest at least 70% of our total assets primarily in securities of private and certain public U.S. companies (other than investment companies and certain financial institutions), cash, cash equivalents, U.S. Government securities, and other high-quality debt investments that mature in one year or less and to comply with other regulatory requirements, including limitations on our use of debt. Further, BDCs must maintain an asset coverage ratio (the ratio of total assets less total liabilities other than indebtedness to total indebtedness) of not less than 150% (200% prior to May 2, 2020) in order to incur debt or issue senior securities, meaning generally that for every dollar of debt incurred or senior securities issued, we must have one dollar and fifty cents of assets. Our existing debt arrangements also require that we maintain an asset coverage ratio of not less than 150% (200% prior to May 2, 2020), among other things.

Investment Strategy

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

Investment Portfolio

At December 31, 2021, our investment portfolio of $552.6 million (at fair value) consisted of 86 portfolio companies and was invested 98% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 93% in senior secured loans, 5% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average portfolio company investment at amortized cost was approximately $7.1 million. Our largest portfolio company investment at fair value was approximately $37.3 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2021. For further details on portfolio mix by industry and type, refer to Note 5 of the consolidated financial statements.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with approximately $20.3 billion in committed capital as of December 31, 2021 (approximately 4% of which consists of the Company’s committed capital), the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of six voting members. In total, the Investment Committee consists of approximately 59 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

Due Diligence Process

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

Structuring Originations

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

Trading and Secondary Market Purchases

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

Portfolio Management & Monitoring

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

Investment Committee and Decision Process

The Advisor’s investment process is organized around the Investment Committee that provides for a centralized, repeatable decision process. The Investment Committee meets weekly and, with respect to each fund the Advisor advises, certain members of the Investment Committee are voting members. The voting members of the Investment Committee for the Company are currently James E. Keenan, Jason A. Mehring, R. Marshall Merriman, Jr., Rajneesh Vig, Nik Singhal, and Philip M. Tseng. Approval by a simple majority vote of the voting members of the Investment Committee is required for the purchase or sale of any investment. No voting member has veto power. The Advisor’s investment process is designed to maximize risk-adjusted returns and preserve downside protection.

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

Grade 2: Investments in portfolio companies whose performance is materially below the Advisor’s original base case expectations or risk factors have increased since the time of original investment or subsequent restructuring. No loss of investment return or principal (or invested capital) is expected.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.21 at December 31, 2021 and 1.90 at December 31, 2020. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Grade 1	$474,466,652	$189,012,640
Grade 2	49,356,296	198,713,376
Grade 3	—	38,605,618
Grade 4	22,579,310	51,136,642
Not Rated(1)	6,161,736	1,557,200
Total investments	$552,563,994	$479,025,476

(1)

Not Rated category at December 31, 2021 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. and AGY Equity, LLC. Not Rated category at December 31, 2020 consists primarily of the Company’s residual equity investment in AGY Equity, LLC. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

The investment rating process begins with each portfolio company or investment being initially evaluated by the investment team, led by a senior investment professional that is responsible for the portfolio company relationship. This evaluation generally is completed no less frequently than quarterly. At the Advisor’s periodic and timely meetings, the transaction team presents an update on the activities of any company rated below Grade 1. Each quarter, all investment professionals attend a separate investment rating meeting. At these quarterly meetings, the investment team responsible for each portfolio investment reviews each portfolio company and suggests a rating for each investment for discussion among the investment professionals. At the conclusion of discussion, and subject to the Investment Committee’s approval, the quarterly internal investment ratings are presented to the Board of Directors for their review.

Regulation

We have filed an election to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors or co-advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities”, which is defined in the 1940 Act as the lesser of a majority of the outstanding voting securities or 67% or more of the securities voting if a quorum of a majority of the outstanding voting securities is present.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933 (the “Securities Act”), or the Securities Exchange Act of 1934. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our stockholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

o	is organized under the laws of, and has its principal place of business in, the U.S.;
o

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

o	satisfied either of the following:
▪	has a market capitalization of less than $250.0 million or does not have any class of securities listed on a national securities exchange; or
▪

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company which we control.
•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Asset Coverage Requirement

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement permits a BDC to have a ratio of total outstanding indebtedness to equity of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement.

In accordance with the 1940 Act, with certain limited exceptions, we were allowed to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, equaled at least 200% after such borrowing. Effective October 29, 2019, the Company's board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of our board of directors, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA (the “Asset Coverage Ratio Election”), which would have resulted (had the Company not received earlier stockholder approval) in our asset coverage requirement applicable to senior securities being reduced from 200% to 150%, effective on October 29, 2020. Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in “Qualifying assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although reliance on other investors may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its investment manager, directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Taxation of the Company

We have elected to be taxed as a RIC under Subchapter M of the Code. To continue to qualify as a RIC, we must, among other things, (a) derive in each taxable year at least 90 percent of our gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (b) diversify our holdings so that, at the end of each quarter of each taxable year (i) at least 50 percent of the market value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of our total assets and not more than 10 percent of the outstanding voting securities of such issuer (subject to the exception described below), and (ii) not more than 25 percent of the market value of our total assets is invested in the securities (other than U.S. Government securities and the securities of other regulated investment companies) (A) of any issuer, (B) of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. The Code provides for certain exceptions to the foregoing diversification requirements. We may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. We monitor our transactions to endeavor to prevent our disqualification as a RIC.

If we fail to satisfy the 90% annual gross income requirement or the asset diversification requirements discussed above in any taxable year, we may be eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements. Additionally, relief is provided for certain de minimis failures of the asset diversification requirements where we correct the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of our income would be subject to corporate-level U.S. federal income tax as described below. We cannot provide assurance that we would qualify for any such relief should we fail the 90% annual gross income requirement or the asset diversification requirements discussed above.

As a RIC, in any taxable year with respect to which we timely distribute at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gain over net long-term capital loss and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long-term capital gain in excess of short-term capital loss) that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income on a timely basis. To the extent that we retain our net capital gain for investment or any investment company taxable income, we will be subject to U.S. federal income tax at the regular corporate income tax rates. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

Certain amounts not distributed during a calendar year are subject to a nondeductible four percent U.S. federal excise tax payable by us. To avoid this tax, we would need to distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

(1)	at least 98 percent of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
(2)

at least 98.2 percent of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

(3)	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the four percent federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

If, in any particular taxable year, we do not satisfy the Annual Distribution Requirement or otherwise were to fail to qualify as a RIC (for example, because we fail the 90% annual gross income requirement described above), and relief is not available as discussed above, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions generally will be taxable to the stockholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular year would be in our best interests.

As a RIC, we are permitted to carry forward a net capital loss to offset capital gain indefinitely. For net capital losses, the excess of our net short-term capital loss over our net long-term capital gain is treated as a short-term capital loss arising on the first day of our next taxable year and the excess of our net long-term capital loss over our net short-term capital gain is treated as a long-term capital loss arising on the first day of our next taxable year. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund-level U.S. federal income tax, regardless of whether they are distributed to stockholders. Accordingly, we do not expect to distribute any such offsetting capital gain. A RIC cannot carry back or carry forward any net operating losses.

Investment Structure

Once we determine that a prospective portfolio company is suitable for a direct investment, we work with the management of that company and its other capital providers, including senior and junior lenders, and equity holders, to structure an investment. We negotiate among these parties to agree on how our investment is expected to be structured relative to the other capital in the portfolio company’s capital structure.

Leveraged Loans

We structure most of our new investments as secured leveraged loans. Leveraged loans are generally senior debt instruments that rank ahead of subordinated debt of the portfolio company. Leveraged loans generally have the benefit of security interests on the assets of the portfolio company, which may rank ahead of, or be junior to, other security interests.

High-Yield Securities

The Company’s portfolio currently includes high-yield securities and the Company may invest in high-yield securities in the future. The Company does not anticipate high-yield securities to be a significant part of its investment strategy. High-yield securities have historically experienced greater default rates than has been the case for investment grade securities and are generally rated below investment grade by one or more nationally recognized statistical rating organizations or will be unrated but of comparable credit quality to obligations rated below investment grade, and have greater credit and liquidity risk than more highly rated obligations. High-yield securities are generally unsecured and may be subordinate to other obligations of the obligor and are often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. The Company’s portfolio may also include mezzanine investments which are generally unsecured and rated below investment grade. Mezzanine investments of the type in which the Company invests in are primarily privately negotiated subordinated debt securities often issued in connection with leveraged transactions, such as management buyouts, acquisitions, re-financings, recapitalizations and later stage growth capital financings, and are generally accompanied by related equity participation features such as options, warrants, preferred and common stock. In some cases, our debt investments may provide for a portion of the interest payable to be paid in kind interest. To the extent interest is paid in kind, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation.

Warrants, Options and Equity Investments

In some cases, we will also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, if a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. Additionally, our portfolio may consist of preferred and common equity investments, which are typically made in conjunction with loans to portfolio companies in some cases. We may also receive equity as part of a restructuring.

Distressed Debt

The Company’s portfolio currently includes distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2021, two of the Company’s debt investments and one preferred stock investment were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

Opportunistic Investments

Opportunistic investments may include, but are not limited to, investments in debt securities of all kinds and at all levels of the capital structure and may include equity securities of public companies that are thinly traded, emerging market debt, structured finance vehicles such as collateralized loan obligation, or CLO, funds and debt of middle-market companies located outside the U.S. We do not intend such investments to be our primary focus.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk;
•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances; and

•	selecting investments that we believe have a very low probability of loss.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

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

Investment Management Agreement

At a special meeting of the Company’s stockholders, held on February 18, 2015, the Company’s stockholders approved a new investment management agreement between the Company and BlackRock Advisors, LLC (“BlackRock Advisors”) to permit BlackRock Advisors to serve as the Company’s investment adviser following the completion of the sale of certain assets related to managing the Company from the Previous Advisor, 52nd Street Capital Advisors LLC, formerly BlackRock Kelso Capital Advisors LLC. BlackRock Advisors is a wholly owned indirect subsidiary of BlackRock. The Transaction was completed on March 6, 2015 and, pursuant to the BlackRock Advisors Management Agreement, dated as of March 6, 2015, BlackRock Advisors began managing the Company’s investment activities. Prior to the consummation of the Transaction, the Company had entered into an investment management agreement with 52nd Street Capital Advisors LLC, the Company’s previous adviser.

On January 16, 2018, BlackRock Advisors assigned the BlackRock Advisors Management Agreement, dated March 6, 2015, to a wholly owned subsidiary, BCIA, the Advisor, pursuant to Rule 2a-6 of the 1940 Act and the Company entered into a new investment management agreement with BCIA (the “Previous Management Agreement”).

At the annual meeting of the Company’s stockholders, held on May 1, 2020, the Company’s stockholders approved, among other matters, a proposal to allow the Company to increase leverage by approving the application to the Company of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the Investment Company Act of 1940, to become effective on May 2, 2020. Effective at the same time, the Company and BCIA, the Advisor, amended and restated its previous investment management agreement to reduce the Management Fee and Incentive Fees as follows: (i) the Management Fee was reduced from 1.75% of total assets to 1.50% on total assets up to 200% of net asset value and 1.0% on total assets that exceed 200% of net asset value; (ii) the Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the Incentive Fee based on net capital gains was reduced from 20% to 17.5% (the “Current Management Agreement”).

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

Management Fee

Under the Current Management Agreement, the Advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a Management Fee at an annual rate of 1.50% of total assets up to 200% of net asset value (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the Management Fee is calculated at 1.00% on assets that exceed 200% of net asset value of the Company. The Management Fee for any partial quarter is prorated.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred $7,784,188, $10,799,832, and $12,425,101, respectively, in Management Fees under the Current Management Agreement.

Incentive Fees

(i)	Quarterly Incentive Fee Based on Income

The Current Management Agreement provides that the Advisor or its affiliates may be entitled to an Incentive Fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. Effective May 2, 2020, the Incentive Fee based on income is calculated as follows:

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

For purposes of calculating the Incentive Fee, (i) “Annualized Rate of Return” is computed by reference to the sum of (i) the aggregate distributions to common stockholders for the period in question and (ii) the change in net assets attributable to common stock (before taking into account any Incentive Fees otherwise payable during such period); (ii) “net assets attributable to common stock” means total assets less indebtedness and preferred stock; and (iii) “Pre-Incentive Fee Net Investment Income” means net investment income (as determined in accordance with U.S. generally accepted accounting principles (“GAAP”)) accrued by the Company during the calendar quarter excluding any accruals for or payments in respect of the Incentive Fee.

For the years ended December 31, 2021, 2020, and 2019, the Company incurred $249,385, $6,304,333, and $8,751,521, respectively, in Incentive Fees based on income. For the year ended December 31, 2021, the Advisor waived Incentive Fees on income of $79,383, resulting in net Incentive Fees on income of $170,002. For the year ended December 31, 2020, the Advisor waived Incentive Fees on income of $6,304,333, resulting in no net Incentive Fees on income for the period. For the year ended December 31, 2019, the Advisor waived Incentive Fees on income of $6,901,924, resulting in net Incentive Fees on income of $1,849,597. As of December 31, 2021 and 2020, there was $170,002, and $1,849,597, respectively, of Incentive Fees payable based on income.

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

Incentive Fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the year ended December 31, 2021 was $1,544,569. For the years ended December 31, 2020 and 2019, no Incentive Fees on capital gains were accrued or payable. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Advisers Act and the Current Management Agreement.

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

The following is a graphical representation of the calculation of the portion of the Incentive Fee based on income under the Current Management Agreement (since May 2, 2020).

Annualized Quarterly Incentive Fee Based on Income

Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income comprising Incentive Fee

Examples of Incentive Fees Calculation

Example 1: Incentive Fee Based on Income(1)

Formula

The formula for the portion of the Incentive Fee based on income for any quarter can be expressed as follows:

Incentive Fee with respect to Pre-Incentive Fee Net Investment Income —

•	When the Pre-Incentive Fee Net Investment Income for such quarter exceeds 1.75%(2) but does not exceed 2.12% = 100% x (Pre-Incentive Fee Net Investment Income – 1.75%)
•	When the Pre-Incentive Fee Net Investment Income for such quarter exceeds 2.12% = 100% x (2.12% – 1.75%) + 17.5% x (Pre-Incentive Fee Net Investment Income – 2.12%)

Notwithstanding the foregoing, if the Annualized Rate of Return for the most recent four full calendar quarter period ending on or prior to the date such payment is to be made payment is less than 7.0% of the BDC’s net assets attributable to common stock at the beginning of such four quarter period, adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during the period, the payment of such Incentive Fee will be deferred until the earliest quarter such four full calendar quarter Annualized Rate of Return requirement is satisfied. “Annualized Rate of Return” in this context is computed by reference to the sum of (i) the aggregate distributions the BDC’s common stockholders during the period and (ii) the change in the BDC’s net asset value attributable to common stock prior to calculation of any income or capital gain Incentive Fees during the period and does not take into account changes in the market price of the BDC’s common stock.

Assumptions

•	Management fee(3) = 0.375%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.0625%
•	After accounting for the distribution of income during each period, there is no change in the Company’s net assets

(1)

The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets attributable to common stock (defined as total assets less indebtedness and preferred stock). The example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) the BDC’s aggregate distributions to stockholders and (b) the BDC’s change in net assets attributable to common stock (defined as total assets less indebtedness and preferred stock) before taking into account any Incentive Fees accrued during the period, is at least 7.0% of the BDC’s net assets attributable to common stock (defined as total assets less indebtedness and preferred stock) at the beginning of such four quarter period (as adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during such four full calendar period). See Alternative 4 for an example of a failure to satisfy this assumption and Alternative 5 for an example of subsequent satisfaction of this assumption.

(2)

Represents quarterly percentage of the value of net assets attributable to common stock at the beginning of the quarter, adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during the quarter.

(3)	Represents quarterly portion of an annual base management fee of 1.5% of the value of total assets.
(4)

Expressed as a percentage of the value of net assets attributable to common stock at the beginning of the quarter, adjusted for the net proceeds from any common stock issuances and the cost of any common stock repurchases during the period.

Alternative 1

Additional Assumptions

•	Investment Income (including interest, dividends, fees, etc.) = 1.25%
•	Pre-Incentive Fee Net Investment Income

= (investment income - (management fee + other expenses))

= (1.25% - (0.375% + 0.0625%))

= 0.8125%

Conclusion

Pre-Incentive Fee Net Investment Income does not exceed the Hurdle rate, therefore there is no Incentive Fee based on income.

Alternative 2

Additional Assumptions

•	Investment Income (including interest, dividends, fees, etc.) = 2.40%
•	Pre-Incentive Fee Net Investment Income

= (investment income – (management fee + other expenses))

= (2.40% - (0.375% + 0.0625%))

= 1.9625%

Determination of Incentive Fee

Pre-Incentive Fee Net Investment Income for the quarter exceeds the Hurdle rate, therefore there is an Incentive Fee payable with respect to net income for the quarter.

•	Incentive Fee Based on Income

= 100% x the lesser of (2.12% – 1.75%) AND (Pre-Incentive Fee Net Investment Income – 1.75%) + the greater of 0% and 17.5% x (Pre-Incentive Fee Net Investment Income – 2.12%)

= 100% x (1.9625% – 1.75%) + 0%

= 100% x 0.2125%

= 0.2125%

Alternative 3

Additional Assumptions

•	Investment Income (including interest, dividends, fees, etc.) = 3.50%
•	Pre-Incentive Fee Net Investment Income

= (investment income – (management fee + other expenses))

= (3.50% - (0.375% + 0.0625%))

= 3.0625%

Determination of Incentive Fee

Pre-Incentive Fee Net Investment Income for the quarter exceeds the Hurdle rate, therefore there is an Incentive Fee payable with respect to net income for the quarter.

•	Income Based Incentive Fee

= 100% x the lesser of (2.12% – 1.75%) AND (Pre-Incentive Fee Net Investment Income – 1.75%) + the greater of 0% AND 17.5% x (Pre-Incentive Fee Net Investment Income – 2.12%)

= 100% x (2.12% – 1.75%) + 17.5% x (3.0625% - 2.12%)

= 0.37% + (17.5% × 0.9425%)

= 0.37% + 0.165%

= 0.535%

Alternative 4

Additional Assumptions

During most recently completed quarter (Q4):

•	Investment Income = 3.50%
•	Pre-Incentive Fee Net Investment Income

= (investment income – (management fee + other expenses))

= (3.50% - (0.375% + 0.0625%))

= 3.0625%

During four quarter period ending with most recently completed quarter:

•	Q1 Pre-Incentive Fee Net Investment Income = 1.00%
•	Q2 Pre-Incentive Fee Net Investment Income = 1.00%
•	Q3 Pre-Incentive Fee Net Investment Income = 1.50%
•	All Pre-Incentive Fee Net Investment Income is distributed during the period.
•	After accounting for the distribution of the net investment income during the period, there is no change in the BDC’s net assets during the period.

Determination of Incentive Fee

During most recently completed quarter:

Pre-Incentive Fee Net Investment Income for the quarter exceeds the Hurdle rate, therefore there is an Incentive Fee based on income payable for the quarter.

•	Incentive Fee Based on Income

= 100% x the lesser of (2.12% – 1.75%) AND (Pre-Incentive Fee Net Investment Income – 1.75%) + the greater of 0% AND 17.5% x (Pre-Incentive Fee Net Investment Income – 2.12%)

= 100% x (2.12% – 1.75%) + 17.5% x (3.0625% – 2.12%)

= 0.37% + 0.165%

= 0.535%

During four quarter period ending with most recently completed quarter:

•	Annualized Rate of Return(5)

= (Q1 Pre-Incentive Fee Net Investment Income + Q2 Pre-Incentive Fee Net Investment Income + Q3 Pre-Incentive Fee Net Investment Income + Q4 Pre-Incentive Fee Net Investment Income) + (BDC’s change in net assets attributable to common stock)

= (1.00% + 1.00% + 1.50% + 3.0625%) + (0)

= 6.5625%

(5)	Annualized Rate of Return is measured before any calculation of Incentive Fees for income or capital gains.

Conclusion

Although an Incentive Fee is payable for such quarter, because the Annualized Rate of Return over the four quarter period is less than 7.00%, the payment is deferred until the first quarter for which the Annualized Rate of Return over the four quarter period including such subsequent quarter equals or exceeds 7.00%.

Alternative 5

Additional Assumptions

During most recently completed quarter (Q4):

•	Investment Income = 4.00%
•	Pre-Incentive Fee Net Investment Income

= (investment income – (management fee + other expenses)

= (4.00% - (0.375% + 0.0625%))

= 3.5625%

During four quarter period ending with most recently completed quarter:

•	Q1 Pre-Incentive Fee Net Investment Income = 1.00%
•	Q2 Pre-Incentive Fee Net Investment Income = 1.50%
•	Q3 Pre-Incentive Fee Net Investment Income = 3.00%
•	All Pre-Incentive Fee Net Investment Income is distributed during the period.
•	After accounting for the distribution of the Pre-Incentive Fee Net Investment Income during the period, there is no change in the BDC’s net assets attributable to common stock during the period.
•	Deferred income based Incentive Fee during the period = 0.60%

Determination of Incentive Fee

During most recently completed quarter:

Pre-Incentive Fee Net Investment Income for the quarter exceeds the Hurdle rate, therefore there is an Incentive Fee based on income payable for the quarter.

•	Incentive Fee Based on Income

= 100% x the lesser of (2.12% – 1.75%) AND (Pre-Incentive Fee Net Investment Income – 1.75%) + the greater of 0% AND 17.5% x (Pre-Incentive Fee Net Investment Income – 2.12%)

= 100% x (2.12% – 1.75%) + 17.5% x (3.5625% – 2.12%)

= 0.37% + 0.2524%

= 0.6224%

During four quarter period ending with most recently completed quarter:

•	Annualized Rate of Return(6)

= (Q1 Pre-Incentive Fee Net Investment Income + Q2 Pre-Incentive Fee Net Investment Income + Q3 Pre-Incentive Fee Net Investment Income + Q4 Pre-Incentive Fee Net Investment Income) + (BDC’s change in net assets attributable to common stock)

= (1.00% + 1.50% + 3.00% + 3.50%) + (0)

= 9.00%

(6)	Annualized rate of return is measured before any calculation of Incentive Fees for income or capital gains.

Conclusion

Both the current quarter income based Incentive Fee of 0.62% and the earlier deferred income based Incentive Fee of 0.60% are paid.

Example 2: Incentive Fee Based on Capital Gains

Formula

The formula for the capital gains portion of the Incentive Fee for each July 1 through June 30 “Annual Period” can be expressed as follows:

Incentive Fee with respect to capital gains = 17.5% x (net realized capital gains to the extent in excess of gross unrealized capital depreciation)

Alternative 1

Assumptions

•	Year 1: $20.0 million investment made in Company A (“Investment A”), and $30.0 million investment made in Company B (“Investment B”)
•	Year 2: Investment A is sold for $50.0 million and fair value of Investment B determined to be $32.0 million
•	Year 3: fair value of Investment B determined to be $25.0 million
•	Year 4: Investment B sold for $31.0 million

Determination of Incentive Fee

The capital gains portion of the Incentive Fee, if any, would be:

•	Year 1: None (No sales transactions)
•	Year 2: $5.25 million (17.5% multiplied by $30.0 million realized capital gains on sale of Investment A)
•	Year 3: None
•	Year 4: $1.05 million (17.5% multiplied by $6.0 million realized capital gains on sale of Investment B)

Alternative 2

Assumptions

•	Year 1: $20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)
•	Year 2: Investment A sold for $50.0 million, fair value of Investment B determined to be $25.0 million and fair value of Investment C determined to be $25.0 million
•	Year 3: fair value of Investment B determined to be $27.0 million and Investment C sold for $30.0 million
•	Year 4: fair value of Investment B determined to be $35.0 million
•	Year 5: Investment B sold for $20.0 million

Determination of Incentive Fee

The capital gains portion of the Incentive Fee, if any, would be:

•	Year 1: None (No sales transactions)
•	Year 2: $4.375 million (17.5% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B))
•	Year 3: $0.875 million (17.5% multiplied by $5.0 million realized capital gains on Investment C)
•	Year 4: None (No sales transactions)
•	Year 5: None

Payment of our expenses

All investment professionals and staff of the Advisor, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by the Advisor. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;
•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);
•

expenses, including travel expense, incurred by the Advisor or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;
•	the costs of all future offerings of common stock and other securities, if any;
•	the base management fee and any incentive compensation;
•	distributions on our shares;
•	administration fees payable under our administration agreement;
•	transfer agent and custody fees and expenses;
•	the allocated costs incurred by our Administrator in providing managerial assistance to those portfolio companies that request it;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;
•	registration fees;
•	listing fees;
•	taxes;
•	director fees and expenses;
•	costs of preparing and filing reports or other documents with the SEC;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	dues, fees and charges of any trade association of which we are a member; and
•

all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

From time to time, the Advisor may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse the Advisor for such amounts paid on our behalf.

Limitation of liability and indemnification

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

Duration and termination

Unless earlier terminated, the Current Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. On November 2, 2021, our Board approved the Current Management Agreement for a successive twelve months. We may terminate the Current Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Current Management Agreement will also immediately terminate in the event of its assignment.

Administration Agreement

We have entered into an administration agreement with the Administrator, which we refer to as the administration agreement, under which the Administrator provides certain administrative services to us. The Administrator provides services including, but not limited to, the arrangement for the services of, and the overseeing of, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the board of its performance of obligations under the administration agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs that we determine to be desirable. The Administrator is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required by any agreement or to be filed with the Securities and Exchange Commission or any other regulatory authority, including reports on Forms 8-K, 10-Q, 10-K and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by us to our stockholders, reviewing and implementing any share purchase programs authorized by the board, maintaining or overseeing the maintenance of our books and records as required under the 1940 Act, and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for our proper operation. For providing these services, facilities and personnel, we reimburse the Administrator for expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of overhead under the administration agreement and the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. From time to time, the Administrator may pay amounts owed by us to third-party providers of goods or services. We subsequently reimburse the Administrator for such amounts paid on our behalf.

Portfolio Manager

James E. Keenan is the person primarily responsible for the day-to-day management of our portfolio.

Mr. Keenan is a Managing Director of the Advisor and is an employee of, and compensated by, the Advisor or an affiliate of the Advisor. Mr. Keenan receives no direct compensation from us.

The following table sets forth the dollar range of our common stock beneficially owned by the portfolio manager as of March 1, 2022.

Portfolio Manager	Aggregate Dollar Range of Common Stock Owned by Portfolio Manager(1)(2)
James E. Keenan	Over $1,000,000

(1)	Dollar ranges are as follows: None; $1-$10,000; $10,001-$50,000; $50,001-$100,000; $100,001-$500,000; $500,001-$1,000,000; or over $1,000,000.
(2)	The dollar range of equity securities beneficially owned is based on the closing price of $4.05 per share of our common stock on March 1, 2022 on The NASDAQ Global Select Market.

Such persons may not necessarily continue to hold such positions or be involved in the performance by the Advisor of its obligations to us during the entire term of the Management Agreement referred to below.

The Investment Committee’s role is limited to providing oversight and guidance to compliment and supervise the Advisor’s management of our investment portfolio.

Portfolio Management

Portfolio Manager Compensation Overview

The discussion below describes the portfolio managers compensation as of December 31, 2021.

BlackRock’s financial arrangements with its portfolio managers, its competitive compensation and its career path emphasis at all levels reflect the value senior management places on key resources. Compensation may include a variety of components and may vary from year to year based on a number of factors. The principal components of compensation include a base salary, a performance-based discretionary bonus, participation in various benefits programs and one or more of the incentive compensation programs established by BlackRock.

Base compensation. Generally, portfolio managers receive base compensation based on their position with the firm.

Discretionary Incentive Compensation. Discretionary incentive compensation is a function of several components: the performance of BlackRock, the performance of the portfolio manager’s group within BlackRock, the investment performance, including risk-adjusted returns, of the firm’s AUM or supervision by that portfolio manager relative to predetermined benchmarks, and the individual’s performance and contribution to the overall performance of these portfolios and BlackRock. In most cases, these benchmarks are the same as the benchmark or benchmarks against which the performance of the funds or other accounts managed by the portfolio managers are measured. Among other things, BlackRock’s Chief Investment Officers make a subjective determination with respect to each portfolio manager’s compensation based on the performance of the funds and other accounts managed by each portfolio manager relative to the various benchmarks. Performance of fixed income funds is measured on a pre-tax and/or after-tax basis over various time periods including 1-, 3- and 5- year periods, as applicable. The performance of Mr. Keenan is not measured against a specific benchmark.

Distribution of Discretionary Incentive Compensation. Discretionary incentive compensation is distributed to portfolio managers in a combination of cash and BlackRock, Inc. restricted stock units which vest ratably over a number of years. For some portfolio managers, discretionary incentive compensation is also distributed in deferred cash awards that notionally track the returns of select BlackRock investment products they manage and that vest ratably over a number of years. The BlackRock restricted stock units, upon vesting, will be settled in BlackRock common stock. Typically, the cash portion of the discretionary incentive compensation, when combined with base salary, represents the majority of total compensation for the portfolio managers. Paying a portion of discretionary incentive compensation in BlackRock stock puts compensation earned by a portfolio manager for a given year “at risk” based on BlackRock’s ability to sustain and improve its performance over future periods. Providing a portion of discretionary incentive compensation in deferred cash awards that notionally track the BlackRock investment products they manage provides direct alignment with investment product results.

Long-Term Incentive Plan Awards — From time to time long-term incentive equity awards are granted to certain key employees to aid in retention, align their interests with long-term shareholder interests and motivate performance. Equity awards are generally granted in the form of BlackRock restricted stock units that, once vested, settle in BlackRock common stock.

Deferred Compensation Program — A portion of the compensation paid to eligible U.S.-based BlackRock employees may be voluntarily deferred at their election for defined periods of time into an account that tracks the performance of certain of the firm’s investment products. Any portfolio manager who is either a managing director or director at BlackRock with compensation above a specified threshold is eligible to participate in the deferred compensation program.

Other Compensation Benefits. In addition to base compensation and discretionary incentive compensation, portfolio managers may be eligible to receive or participate in one or more of the following:

Incentive Savings Plans – BlackRock has created a variety of incentive savings plans in which BlackRock employees are eligible to participate, including a 401(k) plan, the BlackRock Retirement Savings Plan (“RSP”), and the BlackRock Employee Stock Purchase Plan (“ESPP”). The employer contribution components of the RSP include a company match equal to 50% of the first 8% of eligible pay contributed to the plan capped at $5,000 per year, and a company retirement contribution equal to 3-5% of eligible compensation up to the Internal Revenue Service (“IRS”) limit. The RSP offers a range of investment options, including registered investment companies and collective investment funds managed by the firm. BlackRock contributions follow the investment direction set by participants for their own contributions or, absent participant investment direction, are invested into a target date fund that corresponds to, or is closest to, the year in which the participant attains age 65. The ESPP allows for investment in BlackRock common stock at a 5% discount on the fair market value of the stock on the purchase date. Annual participation in the ESPP is limited to the purchase of 1,000 shares of common stock or a dollar value of $25,000 based on its fair market value on the purchase date. All of the eligible portfolio managers are eligible to participate in these plans.

Potential Material Conflicts of Interest

BlackRock has built a professional working environment, firm-wide compliance culture and compliance procedures and systems designed to protect against potential incentives that may favor one account over another. BlackRock has adopted policies and procedures that address the allocation of investment opportunities, execution of portfolio transactions, personal trading by employees and other potential conflicts of interest that are designed to ensure that all client accounts are treated equitably over time. Nevertheless, BlackRock furnishes investment management and advisory services to numerous clients in addition to the Company, and BlackRock may, consistent with applicable law, make investment recommendations to other clients or accounts (including accounts which are hedge funds or have performance or higher fees paid to BlackRock, or in which portfolio managers have a personal interest in the receipt of such fees), which may be the same as or different from those made to the Company. In addition, BlackRock, its affiliates and significant shareholders and any officer, director, shareholder or employee may or may not have an interest in the securities whose purchase and sale BlackRock recommends to the Company. BlackRock, or any of its affiliates or significant shareholders, or any officer, director, shareholder, employee or any member of their families may take different actions than those recommended to the Company by BlackRock with respect to the same securities. Moreover, BlackRock may refrain from rendering any advice or services concerning securities of companies of which any of BlackRock’s (or its affiliates’ or significant shareholders’) officers, directors or employees are directors or officers, or companies as to which BlackRock or any of its affiliates or significant shareholders or the officers, directors and employees of any of them has any substantial economic interest or possesses material non-public information. Certain portfolio managers also may manage accounts whose investment strategies may at times be opposed to the strategy utilized for the Company. It should also be noted that a portfolio manager may be managing hedge fund and/or long only accounts, or may be part of a team managing hedge fund and/or long only accounts, subject to incentive fees. Such portfolio managers may therefore be entitled to receive a portion of any incentive fees earned on such accounts. Currently, the Company’s portfolio manager is not entitled to receive a portion of incentive fees of other accounts.

As a fiduciary, BlackRock owes a duty of loyalty to its clients and must treat each client fairly. When BlackRock purchases or sells securities for more than one account, the trades must be allocated in a manner consistent with its fiduciary duties. BlackRock attempts to allocate investments in a fair and equitable manner among client accounts, with no account receiving preferential treatment. To this end, BlackRock has adopted policies that are intended to ensure reasonable efficiency in client transactions and provide BlackRock with sufficient flexibility to allocate investments in a manner that is consistent with the particular investment discipline and client base, as appropriate.

Leverage

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

Senior Secured Revolving Credit Facility

On April 23, 2021, the Company amended its Credit Facility which, among other items, (i) extended the maturity date on loans made under the Credit Facility from June 5, 2023 to April 23, 2025, (ii) reduced the aggregate principal amount of the commitments under the Credit Facility from $300,000,000 to $265,000,000, (iii) reduced the amount by which the Company may seek an increase in the commitments under the Credit Facility (subject to satisfaction of certain conditions, including obtaining commitments) from $375,000,000 to $325,000,000, and (iv) revised to require a minimum shareholders’ equity under the Credit Facility to the greater of (i) 33% of the total assets of the Company and its subsidiaries and (ii) $240,000,000 plus 25% of net proceeds from the sale of equity interests by the Company its subsidiaries. Additionally, the Sixth Amendment (i) eliminated the springing maturity date that would have occurred if the 2022 Convertible Notes were not refinanced by March 16, 2022 and (ii) removed certain restrictions on repurchase or prepayment of the 2022 Convertible Notes. For further details on the Company’s Credit Facility including prior amendments, refer to the Company’s Form 10-K as filed with the SEC on March 3, 2021.

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

Dividend Reinvestment Plan

Unless the registered owner of your common shares elects to receive cash by contacting Computershare Inc. (“Computershare”), agent for stockholders in administering our amended and restated dividend reinvestment plan (the “Plan”), all distributions declared for you in common shares of our company will be automatically reinvested by the plan agent in additional common shares of our company. If the registered owner of your common shares elects not to participate in the Plan, you will receive all distributions in cash paid by check mailed directly to you (or, if the shares are held in street or other nominee name, then to such nominee) by Computershare, as dividend disbursing agent. You may elect not to participate in the Plan and to receive all distributions in cash by sending written instructions or by contacting Computershare, as dividend disbursing agent, at the address set forth below. Participation in the Plan is completely voluntary and may be terminated or resumed at any time without penalty by contacting the plan agent before the dividend record date; otherwise such termination or resumption will be effective with respect to any subsequently declared distribution. Some brokers may automatically elect to receive cash on your behalf and may re-invest that cash in additional common shares of our company for you. As this approach may cause you to incur brokerage charges or other transaction costs, we recommend that you consult with your broker or financial adviser. If you wish for all distributions declared on your common shares of our company to be automatically reinvested pursuant to the Plan, please contact your broker.

The plan agent will open an account for each common stockholder under the plan in the same name in which such common stockholder’s common shares are registered. Whenever we declare a distribution payable in cash, non-participants in the Plan will receive cash and participants in the Plan will receive the number of common shares referred to below. The common shares will be paid to the plan agent for the participants’ accounts through receipt of additional unissued but authorized common shares or treasury common shares from us, or through shares purchased on the open-market, as discussed below.

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

The plan agent maintains all stockholders’ accounts in the Plan and furnishes written confirmation of all transactions in the accounts, including information needed by stockholders for tax records. Common shares in the account of each plan participant will be held by the plan agent on behalf of the plan participant, and each stockholder proxy will include those shares purchased or received pursuant to the plan. The plan agent will forward all proxy solicitation materials to participants and vote proxies for shares held under the Plan in accordance with the instructions of the participants.

In the case of stockholders such as banks, brokers or nominees which hold shares for others who are the beneficial owners, the plan agent will administer the plan on the basis of the number of common shares certified from time to time by the record stockholder’s name and held for the account of beneficial owners who participate in the Plan.

There will be no brokerage charges with respect to common shares issued directly by us. The automatic reinvestment of distributions will not relieve participants of any federal, state or local income tax that may be payable (or required to be withheld) on such distributions. Participants that request a sale of shares through the plan agent are subject to a $2.50 sales fee and a $0.15 per share sold brokerage commission.

We reserve the right to amend or terminate the plan. There is no direct service charge to participants in the plan; however, we reserve the right to amend the plan to include a service charge payable by the participants.

All correspondence concerning the plan should be directed to the plan agent at Computershare Inc., P.O. Box 505000, Louisville, KY, 40233-5000.

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

COVID-19, and concern about its spread has resulted in severe disruptions to global financial markets, restrictions on travel and gatherings of any measurable amount of people, including quarantines, expedited and enhanced health screenings, business and school closings, disruptions to employment and supply chains and reduced productivity, all of which have severely impacted business activity in virtually all economies, markets and sectors and negatively impacted the value of many financial and other assets. The current economic situation and the unprecedented measures taken by state, local and national governments around the world to combat the spread of COVID-19, as well as various social, political and psychological tensions in the U.S. and around the world, may continue to contribute to severe market disruptions and volatility and reduced economic activity, may have long-term negative effects on the U.S. and worldwide financial markets and economy and may cause further economic uncertainties in the U.S. and worldwide. It is difficult to predict how long the financial markets and economic activity will continue to be impacted by these events and the Company cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility that may impact our business include, but are not limited to:

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

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of COVID-19 or mitigating its economic effects;
•	limited availability of new investment opportunities;
•	inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;
•	a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and
•	general threats to the Company’s ability to continue investment operations and to operate successfully as a BDC.

The COVID-19 pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The COVID-19 pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2021, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the COVID-19 pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. Additionally, the vaccine produced by Johnson & Johnson is currently authorized for emergency use, and the U.S. Food and Drug Administration has granted full approval to the vaccines produced by Pfizer-BioNTech and Moderna, which will now be marketed as Comirnaty and Spikevax, respectively. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

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

In response to the COVID-19 pandemic, the Advisor instituted a work from home policy, however certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the COVID-19 pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Annual Report. Market conditions and our trading discount to net asset value may make it difficult for us to raise equity capital because, even though we have approval from our stockholders to sell shares of our common stock at a price below net asset value, we must first obtain approval for such sales from our independent directors and the approval we have obtained from our stockholders for such sales is only effective until May 3, 2022, unless approved again by our stockholders for another 12-month period. Absent such stockholder and independent director approval, subject to some limited exceptions, as a BDC we are generally not able to sell shares of our common stock at a price less than net asset value. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “–Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.”

It is virtually impossible to determine the ultimate impact of COVID-19 at this time. Further, the extent and strength of any economic recovery after the COVID-19 pandemic is uncertain and subject to various factors and conditions. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.

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

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our special meeting of stockholders held on May 3, 2021, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 3, 2022. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can, and have, been effectuated through executive order. For example, the current administration has taken steps to address the COVID-19 pandemic, rejoin the Paris climate accord of 2015, cancel the Keystone XL pipeline and change immigration enforcement priorities. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

In addition, the rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. In addition, the Biden administration has indicated that it intends to modify key aspects of the Code, including by increasing corporate and individual tax rates. The effect of these and other changes is uncertain, both in terms of the direct effect on the taxation of an investment in the Company’s shares and their indirect effect on the value of the Company’s assets, the Company’s shares or market conditions generally.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Periods of market volatility remain, and may continue to occur in the future, in response to various political, social and economic events both within and outside of the U.S. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

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

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

The current political climate has intensified concerns about a potential trade war between China and the U.S., as each country has imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There remains uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Uncertainty regarding the impact of the United Kingdom’s departure from the European Union could negatively impact our business, financial condition and earnings.

On January 31, 2020, the United Kingdom officially withdrew from the EU, commonly referred to as “Brexit”. Following a transition period, the United Kingdom and the EU signed a Trade and Cooperation Agreement (“UK/EU Trade Agreement”), which came into full force on May 1, 2021 and set out the foundation of the economic and legal framework for trade between the United Kingdom and the EU. As the UK/EU Trade Agreement is a new legal framework, the implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. The United Kingdom’s exit from the EU is expected to result in additional trade costs and disruptions in this trading relationship. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

The risk of interest rates is more pronounced in the current market environment with certain rates at historic lows and recent inflationary price movements.

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate (e.g., the Secured Overnight Financing Rate (“SOFR”), which is intended to replace the U.S. dollar LIBOR). Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

The state of New York recently adopted legislation that would require LIBOR-based contracts that do not include a fallback to a rate other than LIBOR or an inter-bank quotation poll to use a SOFR-based rate plus a spread adjustment. Pending legislation in the U.S. Congress may also affect the transition of LIBOR-based instruments as well by permitting trustees and calculation agents to transition instruments with no LIBOR transition language to an alternative reference rate selected by such agents. The New York statute and the federal legislative proposal each includes safe harbors from liability, which may limit the recourse we may have if the alternative reference rate does not fully compensate us for the transition of an instrument from LIBOR. If enacted, the federal legislation may also preempt the New York statute, which may create uncertainty to the extent a party has sought to rely on the New York statute to select a replacement benchmark rate.

These developments could negatively affect financial markets in general and present heightened risks, including with respect to our investments. As a result of this uncertainty and developments relating to the transition process, we and our investments may be adversely affected.

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

As of December 31, 2021, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. We do not believe contingent liabilities were material at December 31, 2021.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2021, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under these debt facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures on April 23, 2025, and our 2022 Convertible Notes mature on June 15, 2022, and any inability to renew, extend or replace our Credit Facility or 2022 Convertible Notes could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.

We maintain a multi-currency $265.0 million senior secured credit facility with a group of lenders, under which we had $54.0 million of indebtedness outstanding at December 31, 2021. Undrawn amount under our Credit Facility was $211.0 million at December 31, 2021. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $325.0 million. The Credit Facility has a stated maturity date of April 23, 2025. We maintain $143.8 million in aggregate principal amount outstanding on 5.00% Convertible Notes which mature on June 15, 2022 unless previously converted, repurchased or redeemed in accordance with their terms. There can be no assurance that we will be able to renew, extend or replace the Credit Facility or 2022 Convertible Notes upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility or 2022 Convertible Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility or 2022 Convertible Notes at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

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

Following receipt of the necessary stockholder and Board approvals, effective May 2, 2020, the minimum asset coverage ratio requirement was reduced from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”) (i.e., from a 1:1 debt to equity ratio to a 2:1 debt to equity ratio). Simultaneously, the Company’s Management Fee and Incentive Fees were reduced as follows: (i) Management Fee was reduced from 1.75% of total assets to 1.50% of total assets up to 200% of net asset value; provided that the rate will be further reduced to 1.00% on assets that exceed 200% of net asset value; (ii) the Incentive Fees based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and (iii) the Incentive Fees based on net capital gains was reduced from 20% to 17.5%. Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. As of December 31, 2021, we had outstanding approximately $143.8 million of 2022 Convertible Notes, and $54.0 million outstanding on our Credit Facility. Lenders under our Credit Facility and 2022 Convertible Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of borrowing at par at December 31, 2021, which represented borrowings equal to 34.6% of our total assets. On such date, we also had $572.0 million in total assets; an average cost of funds of 4.2% based on contractual terms at December 31, 2021; $197.8 million in principal amount of debt outstanding; and $349.7 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our assets at December 31, 2021 to obtain an assumed return to us. From this amount, the interest expense calculated by multiplying the interest rate of 4.2% by the $197.8 million in principal amount of debt outstanding is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2021 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may be different.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-18.7%	-10.6%	-2.4%	5.8%	14.0%

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

A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity investments that we make for which market quotations are not readily available will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. The risk of interest rates rising is more pronounced in the current market environment with certain rates at historic lows and recent inflationary price movements.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. As a result:

•

our common stock is exposed to incremental risk of loss and a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use leverage;

•	adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•	such securities are governed by an indenture or other instrument containing covenants restricting our operating flexibility;
•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or making distributions on such securities;
•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common stock; and
•

our ability to make distributions on our common stock will be restricted if our asset coverage ratio is not at least 150% and any amounts used to service indebtedness or preferred stock may not be available for such distributions.

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

Our Management Fee may induce our Advisor to cause us to incur additional leverage.

Our Management Fee is calculated on the basis of total assets (excluding cash) including assets acquired with the proceeds of leverage. This may encourage the Advisor to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our Adviser on our behalf, we will not be able to monitor this conflict of interest.

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

We depend on the members of senior management of the Advisor, particularly James E. Keenan, Jason A. Mehring, R. Marshall Merriman Jr., Rajneesh Vig, Nik Singhal and Philip M. Tseng, Managing Directors of the Advisor, and other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees of the Advisor have critical industry experience and relationships that we rely on to implement our business plan. Our future success depends on the continued service of our Advisor’s senior management team. The departure of any of the members of our Advisor’s senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective as well as our business, financial condition or results of operation. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. There also could be no assurance the Advisor would replicate its historical success.

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

•	our executive officers, directors and the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•	changes in laws and regulations, as well as their interpretations, may adversely affect their respective businesses, financial structures or prospects; and
•	they may have difficulty accessing the capital markets to meet future capital needs.

Little public information exists about private middle-market companies. We must therefore rely on the ability of our Advisor to obtain adequate information to evaluate the potential risks of investing in these companies. These companies and their financial information generally are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These factors could affect our investment returns.

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

The secondary market for lower grade debt is unlikely to be as liquid as the secondary market for more highly rated debt, a factor which may have an adverse effect on our ability to dispose of a particular instrument. There are fewer dealers in the market for lower grade securities than investment grade obligations. The prices quoted by different dealers may vary significantly and the spread between the bid and asked price is generally larger than for higher quality instruments. Under adverse market or economic conditions, the secondary market for lower grade debt could contract further, independent of any specific adverse changes in the condition of a particular issuer, and these instruments may become highly illiquid. As a result, we could find it more difficult to sell these instruments or may be able to sell the securities only at prices lower than if such instruments were widely traded. Prices realized upon the sale of such lower rated or unrated securities, under these circumstances, may be less than the prices used in calculating our net asset value.

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

Payment-in-kind Interest Risk. Our loans may contain a payment-in-kind, or PIK, interest provision. PIK investments carry additional risk as holders of these types of securities receive no cash until the cash payment date unless a portion of such securities is sold. If the issuer defaults the Company may obtain no return on its investment. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in cash distributions or, in the event that we determine to do so and in certain cases, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest. As a result, we may have to distribute a taxable stock dividend to account for PIK interest even though we have not yet collected the cash.

Preferred Stock Risk. To the extent we invest in preferred securities, we may incur particular risks, including:

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

Equity Security Risk. We may have exposure to equity securities. Although equity securities have historically generated higher average total returns than fixed-income securities over the long term, equity securities also have experienced significantly more volatility in those returns. The equity securities that we acquire may fail to appreciate and may decline in value or become worthless.

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

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. In October 2020, the SEC adopted final rules on the use of derivatives and certain other transactions by registered investment companies and BDCs. The compliance date for these rules is August 19, 2022. These rules may affect the nature and extent of our use of derivatives.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange have not actively traded, will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors, who also approve in good faith the valuation of such securities. In connection with that approval, the board of directors utilizes the services of an independent valuation firm, which prepares valuation reports on a quarterly basis for most of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the board of directors retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the board of directors takes into account in approving fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value may pay a higher price than the value of our investments might warrant. Conversely, investors selling securities based on a net asset value that understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

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

While we invest primarily in U.S. companies, our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Accordingly, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for BDCs, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

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

Our investments in the Internet software and services sector are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.

General risks of companies in the Internet software and services industry sector include intellectual property infringement liability issues, the inability to protect Internet software and other propriety technology, extensive competition and limited barriers to entry. Generally, the market for Internet software and services is categorized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduction and enhancements. If a portfolio company in the Internet software and services sector cannot develop new products and enhance its current products in response to technological changes and competing products, its business and operating results will be negatively affected. In addition, there has been a substantial amount of litigation in the Internet software and services relating to intellectual property rights. Regardless of whether claims that a company is infringing patents or other intellectual property have any merit, these claims are time-consuming and costly. Moreover, an Internet software and services company must monitor the unauthorized use of its intellectual property, which may be difficult and costly. A company’s failure to protect its intellectual property could put it at a disadvantage to its competitors and harm its business, results of operations and financial condition. If an internet software and services company in which we invest is unable to navigate these risks, our performance may be adversely affected.

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

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there have been market indicators of a rise in inflation. As inflation increases, the real value of our shares and distributions therefore may decline. In addition, during any periods of rising inflation, dividend rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations and may hinder the Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may experience cyber-security incidents and are subject to cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition

Cyber-security failures or breaches by the Advisor, any sub-adviser(s) and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.

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

Shares of closed-end investment companies, including BDCs, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our special meeting of stockholders held on May 3, 2021, subject to certain conditions and Board of Directors determinations, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval, unless approved again by our stockholders for another 12-month period.

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

We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Pursuant to approval granted at our special meeting of stockholders held on May 3, 2021, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on May 3, 2022.

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

We may distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. Under certain applicable provisions of the “Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% (which has been temporarily reduced to 10% for distributions declared before June 30, 2022) of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, U.S. taxable stockholders receiving such dividends generally will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. In addition, to the extent our stock is trading below our net asset value per share, our net asset value per share will be diluted.

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

Item 3. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 9, Commitments and contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on June 27, 2007 and is currently traded on The NASDAQ Global Select Market under the symbol “BKCC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the years ended December 31, 2021 and December 31, 2020. On December 31, 2021, the reported closing price of our common stock was $4.00 per share.

		Stock Price		Premium/(Discount) of	Premium/(Discount) of
	NAV(1)	High(2)	Low(2)	High Sales Price to NAV(3)	Low Sales Price to NAV(3)	Declared Distributions
Fiscal Year ended December 31, 2021
First Quarter	$4.35	$3.68	$2.65	(15)%	(39)%	$0.10
Second Quarter	$4.68	$4.43	$3.48	(5)%	(26)%	$0.10
Third Quarter	$4.74	$4.24	$3.81	(11)%	(20)%	$0.10
Fourth Quarter	$4.73	$4.35	$3.80	(8)%	(20)%	$0.10
Fiscal Year ended December 31, 2020
First Quarter	$5.35	$5.09	$1.47	(5)%	(73)%	$0.14
Second Quarter	$4.84	$3.51	$1.79	(27)%	(63)%	$0.10
Third Quarter	$4.24	$3.08	$2.31	(27)%	(46)%	$0.10
Fourth Quarter	$4.23	$3.07	$2.34	(27)%	(45)%	$0.10

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
(3)	Calculated as the respective High/Low Stock Price minus the quarter end NAV, divided by the quarter end NAV.

Holders

At March 1, 2022 there were approximately 200 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2019:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022

Tax characteristics of all distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•	98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and
•	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2021, 2020 and 2019.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. For the $0.10 dividend paid on January 6, 2022, the Company noted that $0.08 was from net investment income and $0.02 was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders are adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

On May 13, 2020, the Board of Directors of the Company adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Distribution, each stockholder will be required to elect whether to receive the distribution in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Distribution in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Distribution and will receive the distribution in cash subject to any rules applicable to the distribution that may limit the portion of the distribution the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Distribution in stock, the stockholder will receive the distribution in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the distribution (or portion of the distribution to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below NAV per share, which could cause our stockholders to experience dilution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock for each month in the year ended December 31, 2021:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2021	$—	—	—	7,500,000
February 2021	—	—	—	7,500,000
March 2021	3.40	256,062	256,062	7,243,938
April 2021	3.65	58,743	58,743	7,185,195
May 2021	3.92	15,916	15,916	7,169,279
June 2021	3.94	6,285	6,285	7,162,994
July 2021	3.93	20,419	20,419	7,142,575
August 2021	4.10	50,791	50,791	7,091,784
September 2021	3.94	61,829	61,829	7,029,955
October 2021	3.87	26,527	26,527	7,003,428
November 2021	4.30	25,458	25,458	7,974,542	(3)
December 2021	4.09	67,648	67,648	7,906,894
	$3.72	589,678	589,678

(1)	The average price paid per share includes $0.03 of commission fees paid per share.
(2)	See Note 7 to the consolidated financial statements for further detail.
(3)

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

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Total Return Index, and the Russell 2000 Index for the period December 31, 2016 through December 31, 2021. The graph assumes that, on December 31, 2016, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Total Return Index, and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and distributions. It assumes that distributions paid are invested in like securities.

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

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in a potential offering of our common stock would bear directly or indirectly. The following table and example should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. The following table and example represent our best estimate of the fees and expenses that we expect to incur during the next twelve months.

Stockholder Transaction Expenses
Sales Load (as a percentage of offering price)	—%	(1)
Offering Expenses (as a percentage of offering price)	—%	(2)
Dividend Reinvestment Plan Fees	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(4)
Management Fees	2.32%	(5)
Incentive Fees	0.54%	(6)
Interest Payments on Borrowed Funds	3.47%	(7)
Other Expenses	1.56%	(8)
Total Annual Expenses	7.89%	(9)
(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	The related prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the estimated offering expenses borne by us as a percentage of the offering price.
(3)	The expenses of our dividend reinvestment plan are included in “Other Expenses.”
(4)	The “net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $335.0 million for the twelve month period ended December 31, 2021.
(5)

Management Fees used for the purpose of this table actual amounts for the year ended December 31, 2021. Effective May 2, 2020, after the annual meeting of the Company’s stockholders, held on May 1, 2020, our Base Management Fee was reduced from 1.75% of total assets to 1.50% of total assets up to 200% of net asset value and 1.00% on total assets that exceed 200% (excluding cash), payable quarterly in arrears based on our total asset valuation at the end of the prior quarter. For more detailed information about the Management Fee, please see Note 3 to the consolidated financial statements.

(6)

Incentive Fees used for the purpose of this table equal the Company’s actual amounts for the year ended December 31, 2021, including i) the Company’s Incentive Fees based on income, gross of waiver; and ii) Incentive Fees based on capital gains, which were accrued in accordance with GAAP for the year ended December 31, 2021, even though such amount would not be payable under the Current Management Agreement. Effective May 2, 2020, after the annual meeting of the Company’s stockholders, held on May 1, 2020, our Incentive Fee based on net investment income was reduced from 20% over a 7% hurdle to 17.5% over a 7% hurdle; and Incentive Fee based on net capital gains was reduced from 20% to 17.5%. The Incentive Fee, which is based on our performance, will vary from year to year and will not be paid unless our performance exceeds certain thresholds. BlackRock Advisors, in consultation with the Company’s Board of Directors, agreed to waive Incentive Fees based on income after March 6, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. The Advisor voluntarily waived a portion of its Incentive Fees based on income from July 1, 2019 through September 30, 2021. For more detailed information about the Incentive Fees, please see Note 3 to the consolidated financial statements. For purposes of this table, we have assumed that these fees will be payable (in the case of the incentive fees based on capital gains) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. As we cannot predict whether we will meet these thresholds, the Incentive Fee paid in future years, if any, may be substantially different than the fee earned historically.

(7)

“Interest Payments on Borrowed Funds” is based upon actual amounts incurred for the year ended December 31, 2021 and represents interest and other debt expenses incurred on our Credit Facility and 2022 Notes. As of December 31, 2021, the amounts outstanding under our Credit Facility and 2022 Notes were $54.0 million and $143.8 million (at par), respectively. For more detailed information about debt, please see Note 4 to the consolidated financial statements.

(8)

“Other Expenses” includes but not limited to our overhead expenses, including expenses of the Advisor reimbursable under the Company's Current Management Agreement and of the Administrator reimbursable under the administration agreement. Such expenses are based on actual amounts incurred for the year ended December 31, 2021, which the Company believes to be a reasonable estimate of the current fiscal year expenses.

(9)

“Total Annual Expenses” as a percentage of net assets attributable to common shares are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total Annual Expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total Annual Expenses” percentage were calculated instead as a percentage of total assets, our “Total Annual Expenses” would be 4.62% of total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 4.50% sales load (underwriting discounts and commissions) and offering expenses totaling 0.20%, (2) total net annual expenses of 7.35% of net assets attributable to common shares as set forth in the table above (other than Incentive Fees based on income and capital gains), and (3) a 5% annual return:

	1 Year	3 Years	5 Years	10 Years
Total Expenses Incurred*	$116	$250	$377	$670
Total Expenses Incurred**	$124	$271	$409	$717

*	Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.
**	Assumes no unrealized capital depreciation or realized capital losses and annual returns resulting entirely from net realized capital gains (and therefore subject to the capital gains Incentive Fee).

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. There is no incentive compensation either on income or on capital gains under our investment management agreement assuming a 5% annual return and therefore it is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive compensation of a material amount, our distributions to our common stockholders and our expenses would likely be higher. In addition, the example assumes reinvestment of all dividends and distributions at net asset value.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

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

In addition to factors previously identified elsewhere in the reports BlackRock Capital Investment Corporation has filed with the Securities and Exchange Commission (the “SEC”) and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2021, approximately 11.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Expenses

Our primary operating expenses include the payment of a Management Fee and, depending on our operating results, Incentive Fees, interest and credit facility fees, expenses reimbursable under the Current Management Agreement, professional fees, administration fees and the allocable portion of overhead under the administration agreement. The Management Fee and Incentive Fee compensate the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Current Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for office space rental, office equipment and utilities allocable to the Advisor under the Current Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

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

Financial and operating highlights

At December 31, 2021:

Investment portfolio, at fair value: $552.6 million

Net assets: $349.7 million

Indebtedness, excluding deferred issuance costs: $197.3 million

Net asset value per share: $4.73

Portfolio Activity for the Year Ended December 31, 2021:

Cost of investments during period, including PIK: $275.0 million

Sales, repayments and other exits during period: $250.6 million

Number of portfolio companies at end of period: 86

Operating Results for the Year Ended December 31, 2021:

Net investment income per share: $0.27

Distributions declared per share: $0.40

Basic earnings (loss) per share: $0.90

Net investment income: $19.9 million

Net realized and unrealized gain/(loss): $46.6 million

Net increase (decrease) in net assets from operations: $66.5 million

Net investment income per share, as adjusted1: $0.29

Basic earnings (loss) per share, as adjusted1: $0.92

Net investment income, as adjusted1: $21.4 million

Net increase (decrease) in net assets from operations, as adjusted1: $68.0 million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the accrued hypothetical liquidation basis incentive fee expense based on capital gains that was recorded, as required by GAAP, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the year ended December 31, 2021. Amounts reflected the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested approximately $275.0 million during the year ended December 31, 2021. The new investments consisted of senior secured loans secured by first lien ($224.8 million, or 81.7%) or second lien ($47.8 million, or 17.4%), and equity securities ($2.4 million, or 0.9%). Additionally, we received proceeds from sales, repayments and other exits of approximately $250.6 million during the year ended December 31, 2021.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At December 31, 2021, our portfolio of $552.6 million (at fair value) consisted of 86 portfolio companies and was invested approximately 93% in senior secured loans, 5% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $7.1 million at December 31, 2021. Our largest portfolio company investment at fair value was approximately $37.3 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2021. At December 31, 2020, our portfolio of $479.0 million (at fair value) consisted of 55 portfolio companies and was invested 77% in senior secured loans, 13% in unsecured or subordinated debt securities, 10% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $11.0 million at December 31, 2020. Our largest portfolio company investment at fair value was approximately $36.2 million and our five largest portfolio company investments by value comprised approximately 31% of our portfolio at December 31, 2020.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19 which may have resulted or may continue to result in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the U.S. (see Note 5 to the consolidated financial statements and Part I. Item 1A. Risk Factors), among various other industry and sector uncertainties due to certain exposures. At December 31, 2021, our top three industry concentrations at fair value consisted of Diversified Financial Services (13.6%), Internet Software & Services (11.2%) and Road & Rail (10.5%). At December 31, 2020, our top three industry concentrations at fair value consisted of Diversified Financial Services (19.3%), Road & Rail (10.0%) and Thrift & Mortgage Finance (7.8%) (see Note 5 to the consolidated financial statements).

The weighted average yields at fair market value and cost as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021		December 31, 2020
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	8.5%	7.6%	8.7%	7.4%
Senior secured loans	9.0%	9.0%	9.5%	9.5%
Other debt securities(2)	1.9%	1.1%	7.3%	5.3%
Debt and income producing equity securities	8.7%	8.4%	8.9%	8.5%

(1)

Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

(2)

The decrease from December 31, 2020 to December 31, 2021 is primarily attributable to a majority of the securities in this category being on non-accrual, after the intended exit in First Boston Construction Holdings, LLC during 2021.

For the years ended December 31, 2021 and 2020, the total return based on net asset value was 23.57% and (20.61)%, respectively, and the total return based on market price was 64.33% and (35.70)%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with our dividend reinvestment plan and do not reflect brokerage commissions.

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

Grade 2: Investments in portfolio companies whose performance is materially below the Advisor’s original base case expectations or risk factors have increased since the time of original investment or subsequent restructuring. No loss of investment return or principal (or invested capital) is expected.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.21 at December 31, 2021 and 1.90 at December 31, 2020. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Grade 1	$474,466,652	$189,012,640
Grade 2	49,356,296	198,713,376
Grade 3	—	38,605,618
Grade 4	22,579,310	51,136,642
Not Rated(1)	6,161,736	1,557,200
Total investments	$552,563,994	$479,025,476

(1)

Not Rated category at December 31, 2021 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. and AGY Equity, LLC. Not Rated category at December 31, 2020 consists primarily of the Company’s residual equity investment in AGY Equity, LLC. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

Results of operations

Results comparisons are for the years ended December 31, 2021, 2020 and 2019.

Investment income

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Investment income(1)
Interest and fees on senior secured loans	$43,782,088	$40,269,786	$40,757,083
Interest and fees on other debt securities	722,862	18,628,369	21,455,510
Interest earned on short-term investments, cash equivalents	5,732	26,846	113,615
Dividends and fees on equity securities	1,734,338	8,190,499	15,792,313
Total investment income	$46,245,020	$67,115,500	$78,118,521

(1)

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position, or the consolidated results of operations as previously reported.

Total investment income for the year ended December 31, 2021 decreased $20.9 million, or 31.1%, as compared to the year ended December 31, 2020. The primary reasons for the decrease year over year is a $13.1 million decrease in investment income due to our unsecured debt investment in Gordon Brothers Finance Company (“GBFC”) going on non-accrual status during the second half of 2020, and a decrease in dividend income year over year. The decrease in dividend income is comprised of i) a $4.2 million decrease from BCIC Senior Loan Partners, LLC (“Senior Loan Partners”), primarily due to the disposal of underlying portfolio company investments in Senior Loan Partners during late 2020 and throughout 2021 (see Note 5 to the consolidated financial statements); and ii) a $2.3 million decrease associated with GBFC preferred stock going on non-accrual status during the second half of 2020. Excluding fee income and other income, total investment income decreased by approximately 31.6%, primarily attributable to a 22.9% decrease in the average investment portfolio for the year ended December 31, 2021, at amortized cost, as compared to the year ended December 31, 2020. The decrease in portfolio size is primarily due to desirable exits during 2020 and 2021, primarily in junior capital exposure as discussed above and other non-core assets.

Total investment income for the year ended December 31, 2020 decreased $11.0 million, or 14.1%, as compared to the year ended December 31, 2019. Excluding fee income and other income, total investment income decreased by approximately 13.2%, primarily attributable to a decrease in dividend income year over year, a lower rate environment, and a 1.3% decrease in the average investment portfolio for the year ended December 31, 2020, at amortized cost, as compared to the year ended December 31, 2019. The decrease in dividend income is due to a $5.0 million decrease in dividend income from Senior Loan Partners year over year, and our preferred stock investment in GBFC going on non-accrual status during the second half of 2020. The decrease in portfolio size is primarily due to net exits during 2020.

Expenses

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating expenses
Interest and other debt expenses	$11,620,899	$15,584,214	$15,558,648
Management fees	7,784,188	10,799,832	12,425,101
Incentive fees on income	249,385	6,304,333	8,751,521
Incentive fees on capital gains	1,544,569	—	—
Administrative expenses	1,354,283	1,457,979	1,403,419
Professional fees	1,100,008	1,964,252	2,093,064
Insurance expense	809,356	650,432	446,233
Director fees	622,500	652,250	729,750
Investment advisor expenses	350,000	350,000	350,000
Other operating expenses	1,011,273	1,433,054	1,354,699
Total expenses, before incentive fee waiver	26,446,461	39,196,346	43,112,435
Incentive fee waiver	(79,383)	(6,304,333)	(6,901,924)
Total expenses, net of incentive fee waiver	$26,367,078	$32,892,013	$36,210,511

Total expenses, net of incentive fee waiver, decreased $6.5 million, or 19.8%, for the year ended December 31, 2021 from the comparable period in 2020, primarily due to decreases in interest and other debt expenses and management fees, which were partially offset by an increase in accrued incentive fees on capital gains in 2021 as required by GAAP. Total expenses, net of incentive fee waiver, decreased $3.3 million, or 9.2%, for the year ended December 31, 2020 from the comparable period in 2019, primarily due to a decrease in net incentive fees on income and a decrease in management fees.

Interest and other debt expenses decreased approximately $4.0 million, or 25.4%, for the year ended December 31, 2021 from the comparable period in 2020, primarily due to a significant decrease in the average debt outstanding year over year, and a lower rate environment (see Note 4 to the consolidated financial statements).

Management fees decreased approximately $3.0 million, or 27.9%, for the year ended December 31, 2021 from the comparable period in 2020 due to a decrease in the total assets on which management fees are calculated (in arrears), and a decrease in the management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in average quarterly total assets was primarily due to the desired reduction in junior capital exposure and non-core assets during 2020 and 2021. Management fees decreased approximately $1.6 million, or 13.1%, for the year ended December 31, 2020 from the comparable period in 2019 due to a decline in the total assets on which management fees are calculated (in arrears), and a decrease in the management fee rate effective May 2, 2020 (see Note 3 to the consolidated financial statements). The decrease in total assets was primarily due to net sales, repayments and valuation depreciation during 2020.

For the years ended December 31, 2021, 2020 and 2019, the Advisor waived incentive fees on income of $0.1 million, $6.3 million and $6.9 million, respectively, resulting in net incentive fees of $0.2 million, zero and $1.8 million, respectively.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period (see Note 3 to the consolidated financial statements). The accrued incentive fee on capital gains was approximately $1.5 million at December 31, 2021. However, no incentive fee on capital gains was realized and payable to the Advisor during the year ended December 31, 2021.

Net investment income

Net investment income was $19.9 million, $34.2 million and $41.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, net investment income decreased approximately $14.4 million, or 41.9%, compared to 2020, due to a decrease in total investment income of $20.9 million, partially offset by a decrease in total expenses of $6.5 million. For the year ended December 31, 2020, net investment income decreased $7.7 million, or 18.3%, compared to 2019, due to a decrease in total investment income of $11.0 million, partially offset by a decrease in total expenses of $3.3 million.

Net realized gain or loss

Net realized gain (loss) on investments was $(19.1) million, $(116.0) million and $(24.9) million for the years ended December 31, 2021, 2020 and 2019, respectively. Net realized gain (loss) of $(19.1) million for the year ended December 31, 2021 was primarily due to a $(22.0) million realized loss on the exit of our Senior Loan Partners investment, an $(18.5) million realized loss on the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings,

LLC, and Advantage Insurance Inc.; partially offset by a realized gain of $22.0 million on the sale of SVP – Singer Holdings, LP. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods. Net realized gain (loss) of $(116.0) million for the year ended December 31, 2020 was primarily due to the restructure of AGY Holding Corp., resulting in a realized loss of $(59.2) million, the sale of our equity investment in U.S. Well Services, Inc., resulting in a realized loss of $(43.8) million, and sale of our debt investment in Sur La Table, Inc., which resulted in a realized loss of $(12.3) million. Net realized gain (loss) of $(24.9) million for the year ended December 31, 2019 was primarily due to i) the restructure of Westmoreland Resource Partners, LP, ii) the partial sale of U.S. Well Services, Inc., Class A common stock, iii) the exit of our second lien debt and equity investments in Vertellus Holdings, LLC and V Global, LLC (collectively, “Vertellus”), as well as the partial sales of our first lien debt investment in Vertellus and preferred equity investment in Advantage Insurance Inc. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods.

Net change in unrealized appreciation or depreciation

For the years ended December 31, 2021, 2020 and 2019, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was a decrease in net unrealized depreciation of $65.7 million and an increase in net unrealized depreciation of $(22.1) million, and $(23.9) million, respectively. The decrease in net unrealized depreciation for the year ended December 31, 2021 was primarily due to i) the reversal of previously recognized depreciation of $25.8 million, related to the exit of our investment in Senior Loan Partners; ii) the reversal of previously recognized depreciation of $24.3 million, including foreign currency translation, related to the exits of our investments in Red Apple Stores Inc., SVP – Singer Holdings, LP, First Boston Construction Holdings, LLC, and Advantage Insurance Inc., and the restructure of Advanced Lighting Technologies, LLC; iii) decrease in valuation depreciation of $4.2 million in our investment in St. George Warehousing & Trucking Co. of California, Inc., as well as an overall increase in valuation across our portfolio. The increase in net unrealized depreciation for the year ended December 31, 2020 was primarily due to a $(85.4) million increase in valuation depreciation in our investments in GBFC and Senior Loan Partners, partially offset by a $64.0 million reversal of previously recognized depreciation related to the sale of our equity investment in U.S. Well Services, Inc. and the restructure of AGY Holding Corp. The increase in net unrealized depreciation for the year ended December 31, 2019 was primarily due to i) a $(35.0) million increase in valuation depreciation in our investments in AGY Holding Corp. and U.S. Well Services Inc., ii) a $(4.2) million increase in valuation depreciation in our equity investments in Senior Loan Partners and First Boston Construction Holdings, LLC, partially offset by iii) a $19.2 million reversal of previously recognized net unrealized depreciation upon restructuring of our debt investment in Westmoreland Resource Partners, LP, and the exit of our second lien debt and equity investments in Vertellus.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations was $66.5 million, $(103.9) million and $(6.9) million for the years ended December 31, 2021, 2020 and 2019, respectively. As compared to the year ended December 31, 2020, the increase in 2021 is primarily due to an increase in net realized and unrealized gain (loss) of $184.7 million, partially offset by a decrease in net investment income of $14.4 million. As compared to the year ended December 31, 2019, the decrease in 2020 is primarily due to an increase in net realized and unrealized gain (loss) of $(89.3) million, and a decrease in net investment income of $(7.7) million.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
GAAP Basis:
Net Investment Income	$19,877,942	$34,223,487	$41,908,010
Net Investment Income per share	0.27	0.49	0.61
Addback: GAAP incentive fee based on capital gains	1,544,569	—	—
Addback: GAAP incentive fee based on Income net of incentive fee waiver	170,002	—	1,849,597
Pre-Incentive Fee[1]:
Net Investment Income	$21,592,513	$34,223,487	$43,757,607
Net Investment Income per share	0.29	0.49	0.64
Less: Incremental incentive fee based on Income net of incentive fee waiver	(170,002)	—	(1,849,597)
As Adjusted[2]:
Net Investment Income	$21,422,511	$34,223,487	$41,908,010
Net Investment Income per share	0.29	0.49	0.61

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees. Such fees have been accrued but are not due and payable at the reporting date.

As Adjusted2: Amounts are adjusted to remove the GAAP accrual for incentive fee based on capital gains, and to include only the incremental incentive fee based on income. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the years ended December 31, 2021, 2020 and 2019, respectively. Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflected the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the year ended December 31, 2021, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the year ended December 31, 2021 was $(0.6) million. Our primary use of cash from operating activities during the year primarily consisted of $(21.6) million in net purchases of investments, excluding PIK capitalization.

Net cash used by financing activities for the year ended December 31, 2021 was $(10.0) million. Our uses of cash consisted of cash distributions paid of $(22.3) million, purchases of treasury stock of $(2.2) million, and payment of debt issuance costs of approximately $(0.8) million. Our source of cash from financing activities consisted of $15.2 million in net debt borrowings under the Credit Facility.

During the year ended December 31, 2020, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the year ended December 31, 2020 was $170.6 million. Our primary source of cash from operating activities during the year consisted of proceeds from net disposition of investments of $140.5 million.

Net cash used by financing activities for the year ended December 31, 2020 was $(162.0) million. Our uses of cash from financing activities consisted of cash distributions paid of $(22.8) million, purchases of treasury stock of $(3.6) million, and $(135.6) million in debt repayments under the Credit Facility, net of borrowings.

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2021 and 2020. In addition, from time to time, we may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2021 and 2020, we were obligated to existing portfolio companies for unfunded commitments of $49.4 million across 35 portfolio companies and $24.3 million across 14 portfolio companies, respectively.

As of December 31, 2021, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy new capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2021 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$54.0	$—	$—	$54.0	$—
2022 Convertible Notes	143.8	143.8	—	—	—
Interest and Debt Related Payables	0.6	0.6	—	—	—

(1)	At December 31, 2021, $211.0 million remained undrawn under our Credit Facility.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since December 2019:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.14	December 18, 2019	January 8, 2020
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022

Tax characteristics of all distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•	98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and
•	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2021, 2020 and 2019.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes. For the $0.10 dividend paid on January 6, 2022, the Company estimates that approximately $0.08 was from net investment income and approximately $0.02 was a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders are adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

On May 13, 2020, the Board of Directors of the Company adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Distribution, each stockholder will be required to elect whether to receive the distribution in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Distribution in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Distribution and will receive the distribution in cash subject to any rules applicable to the distribution that may limit the portion of the distribution the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Distribution in stock, the stockholder will receive the distribution in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the distribution (or portion of the distribution to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below NAV per share, which could cause our stockholders to experience dilution. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Recent developments

On March 1, 2022, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on April 7, 2022 to stockholders of record at the close of business on March 17, 2022.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2021, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 93% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2022 Convertible Notes bear interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of December 31, 2021, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$14.7	$0.20
Up 300 basis points	$10.1	$0.14
Up 200 basis points	$5.5	$0.07
Up 100 basis points	$1.0	$0.01
Down 100 basis points	$(0.0)	$(0.00)

(1)	Excludes the impact of incentive fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the years ended December 31, 2021, 2020 and 2019, we did not engage in any interest rate hedging activity.

Item 8. Consolidated Financial Statements and Supplementary Data

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock Capital Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights (in Note 10) for each of the five years in the period then ended, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to   the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by BlackRock Capital Investment Advisors, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $525,028,730 as of December 31, 2021.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate the fair value. This required a high degree of audit judgement and increased

The accompanying notes are an integral part of these consolidated financial statements.

effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and unobservable inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation methodologies and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•

We evaluated the appropriateness of the selected valuation methodologies used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation methodologies or significant unobservable inputs for those investments from the prior year-end, including the considerations of the impact of COVID-19. For selected investments, we used the assistance of our fair value specialists.

•	For selected investments, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•

We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market- or investment- specific conditions, where applicable.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2022

We have served as the Company’s auditor since 2005.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020

Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $520,501,274 and $369,079,320)	$526,504,945	$354,957,936
Non-controlled, affiliated investments (cost of $5,027,616 and $20,927,907)	4,131,978	13,099,313
Controlled investments (cost of $89,097,765 and $216,768,227)	21,927,071	110,968,227
Total investments at fair value (cost of $614,626,655 and $606,775,454)	552,563,994	479,025,476
Cash and cash equivalents	12,750,121	23,332,831
Interest, dividends and fees receivable	3,671,722	2,138,304
Deferred debt issuance costs	1,511,418	1,374,115
Receivable for investments sold	690,550	5,439,507
Prepaid expenses and other assets	788,469	409,357
Total assets	$571,976,274	$511,719,590

Liabilities
Debt (net of deferred issuance costs of $425,272 and $1,360,356)	$196,875,330	$179,798,037
Payable for investments purchased	11,679,798	9,193,917
Distributions payable	7,392,972	—
Management fees payable	2,122,519	2,313,447
Income incentive fees payable (see Note 3)	170,002	1,849,597
Accrued capital gains incentive fees (see Note 3)	1,544,569	—
Interest and debt related payables	601,379	502,682
Accrued administrative expenses	384,225	389,064
Accrued expenses and other liabilities	1,553,507	2,662,569
Total liabilities	222,324,301	196,709,313

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,478,251 and 84,478,251 issued and 73,876,987 and 74,466,665 outstanding	84,478	84,478
Paid-in capital in excess of par	852,360,178	858,079,713
Distributable earnings (losses)	(434,303,297)	(476,857,055)
Treasury stock at cost, 10,601,264 and 10,011,586 shares held	(68,489,386)	(66,296,859)
Total net assets	349,651,973	315,010,277
Total liabilities and net assets	$571,976,274	$511,719,590

Net assets per share	$4.73	$4.23

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$40,366,030	$31,426,192	$29,292,857
Non-controlled, affiliated investments	11,867	474,862	3,493,487
Controlled investments	718,571	19,794,470	22,832,830
PIK interest income:
Non-controlled, non-affiliated investments	2,092,736	5,026,084	2,085,016
Non-controlled, affiliated investments	481,800	461,367	245,197
Controlled investments	—	1,053,664	2,776,671
Dividend income (excluding PIK):
Non-controlled, affiliated investments	71,500	—	—
Controlled investments	1,647,661	8,190,499	15,562,959
PIK dividend income:
Non-controlled, non-affiliated investments	15,177	—	—
Non-controlled, affiliated investments	—	—	220,480
Other income:
Non-controlled, non-affiliated investments	839,678	620,705	1,474,484
Non-controlled, affiliated investments	—	(3,055)	3,055
Controlled investments	—	70,712	131,485
Total investment income	46,245,020	67,115,500	78,118,521

Operating expenses
Interest and other debt expenses	11,620,899	15,584,214	15,558,648
Management fees	7,784,188	10,799,832	12,425,101
Incentive fees on income	249,385	6,304,333	8,751,521
Incentive fees on capital gains(1)	1,544,569	—	—
Administrative expenses	1,354,283	1,457,979	1,403,419
Professional fees	1,100,008	1,964,252	2,093,064
Insurance expense	809,356	650,432	446,233
Director fees	622,500	652,250	729,750
Investment advisor expenses	350,000	350,000	350,000
Other operating expenses	1,011,273	1,433,054	1,354,699
Total expenses, before incentive fee waiver	26,446,461	39,196,346	43,112,435
Incentive fee waiver (see Note 3)	(79,383)	(6,304,333)	(6,901,924)
Total expenses, net of incentive fee waiver	26,367,078	32,892,013	36,210,511

Net investment income(1)	19,877,942	34,223,487	41,908,010

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	21,408,577	(12,941,524)	(23,660,181)
Non-controlled, affiliated investments	(7,989,591)	(43,851,965)	(1,225,060)
Controlled investments	(32,496,018)	(59,194,744)	—
Net realized gain (loss)	(19,077,032)	(115,988,233)	(24,885,241)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	20,125,055	(2,123,600)	21,084,787
Non-controlled, affiliated investments	6,932,957	35,523,356	(24,529,889)
Controlled investments	38,914,666	(55,623,040)	(20,798,389)
Foreign currency translation	(285,360)	135,427	333,982
Net change in unrealized appreciation (depreciation)	65,687,318	(22,087,857)	(23,909,509)
Net realized and unrealized gain (loss)	46,610,286	(138,076,090)	(48,794,750)

Net increase (decrease) in net assets resulting from operations	$66,488,228	$(103,852,603)	$(6,886,740)

Net investment income per share—basic(1)	$0.27	$0.49	$0.61
Earnings (loss) per share—basic(1)	$0.90	$(1.49)	$(0.10)
Weighted average shares outstanding—basic	74,153,145	69,801,849	68,836,590
Net investment income per share—diluted(1)	$0.27	$0.49	$0.59
Earnings (loss) per share—diluted(1)	$0.83	$(1.49)	$(0.10)
Weighted average shares outstanding—diluted (see Note 8)	91,146,882	86,795,585	85,830,326

(1)

Net investment income and per share amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the year ended December 31, 2021 (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2018	68,921,798	$77,861	$853,248,794	$(304,106,473)	$(62,200,028)	$487,020,154

Repurchase of common stock	(85,543)	—	—	—	(469,227)	(469,227)
Net investment income	—	—	—	41,908,010	—	41,908,010
Net realized and unrealized gain	—	—	—	(48,794,750)	—	(48,794,750)
Distributions to common stockholders, excluding tax return of capital(1)	—	—	—	(43,472,714)	—	(43,472,714)
Tax return of capital	—	—	(582,492)	—	—	(582,492)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(3,425,904)	3,425,904	—	—
Balance at December 31, 2019	68,836,255	$77,861	$849,240,398	$(351,040,023)	$(62,669,255)	$435,608,981

Issuance of common stock - stock distribution and reinvestment	6,616,964	6,617	17,480,411	—	—	17,487,028
Repurchase of common stock	(986,554)	—	—	—	(3,627,604)	(3,627,604)
Net investment income	—	—	—	34,223,487	—	34,223,487
Net realized and unrealized gain	—	—	—	(138,076,090)	—	(138,076,090)
Distributions to common stockholders, excluding tax return of capital(1)	—	—	—	(21,964,429)	—	(21,964,429)
Tax return of capital	—	—	(8,641,096)	—	—	(8,641,096)
Balance at December 31, 2020	74,466,665	$84,478	$858,079,713	$(476,857,055)	$(66,296,859)	$315,010,277

Repurchase of common stock	(589,678)	—	—	—	(2,192,527)	(2,192,527)
Net investment income	—	—	—	19,877,942	—	19,877,942
Net realized and unrealized gain	—	—	—	46,610,286	—	46,610,286
Distributions to common stockholders, excluding tax return of capital(1)	—	—	—	(22,084,873)	—	(22,084,873)
Tax return of capital	—	—	(7,569,132)	—	—	(7,569,132)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	1,849,597	(1,849,597)	—	—
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973

(1)	Distributions for annual periods are determined in accordance with federal income tax regulations and there may be differences between book and tax amounts (see Note 2).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$66,488,228	$(103,852,603)	$(6,886,740)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	19,077,032	115,988,233	24,885,241
Change in unrealized (appreciation) depreciation of investments	(65,972,678)	22,223,284	24,243,491
Change in unrealized (appreciation) depreciation on foreign currency translation	285,360	(135,427)	(333,982)
Interest and dividend income paid in kind	(2,589,713)	(6,541,115)	(5,327,364)
Net amortization of investment discounts and premiums	(2,487,926)	(1,300,764)	(915,007)
Amortization of deferred debt issuance costs	1,565,241	1,977,676	1,597,772
Amortization of original issue discount on debt	942,208	890,695	842,006
Changes in assets and liabilities:
Purchase of investments	(272,247,211)	(137,077,906)	(298,009,813)
Proceeds from disposition of investments	250,607,406	277,596,336	176,721,560
Decrease (increase) in interest, dividends and fees receivable	(1,744,206)	3,650,987	(1,751,909)
Decrease (increase) in receivable for investments sold	4,748,957	(3,568,072)	188,305
Decrease (increase) in prepaid expenses and other assets	(379,112)	(877,792)	93,516
Increase (decrease) in payable for investments purchased	2,485,881	1,881,417	6,323,040
Increase (decrease) in interest and debt related payables	98,697	(254,790)	34,630
Increase (decrease) in management fees payable	(190,928)	(937,746)	(243,326)
Increase (decrease) in income incentive fees payable	(1,679,595)	—	1,849,597
Increase (decrease) in accrued capital gains incentive fees	1,544,569	—	—
Increase (decrease) in accrued administrative expenses	(4,839)	16,657	(4,099)
Increase (decrease) in accrued expenses and other liabilities	(1,109,062)	958,059	(85,792)
Net cash provided by (used in) operating activities	(561,691)	170,637,129	(76,778,874)

Financing activities
Draws on credit facility	137,000,000	135,800,000	268,000,000
Repayments of credit facility draws	(121,800,000)	(271,400,000)	(142,600,000)
Payments of debt issuance costs	(767,459)	—	—
Distributions paid to common stockholders	(22,261,033)	(22,755,572)	(46,970,341)
Repurchase of common shares	(2,192,527)	(3,627,604)	(469,227)
Net cash provided by (used in) financing activities	(10,021,019)	(161,983,176)	77,960,432

Net increase (decrease) in cash and cash equivalents	(10,582,710)	8,653,953	1,181,558
Cash and cash equivalents at beginning of period	23,332,831	14,678,878	13,497,320
Cash and cash equivalents at end of period	$12,750,121	$23,332,831	$14,678,878

Supplemental cash flow information
Interest payments	$8,014,632	$12,322,040	$11,874,760
Tax payments	$100,050	$108,050	$80,841
Share issuance — stock distribution and reinvestment	$—	$17,487,028	$—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2021

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Aerospace & Defense
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$6,632,653	$6,597,643	$6,632,653
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$1,709,184	1,704,021	1,709,184
Unanet, Inc.	First Lien Revolver	LIBOR(M)	—	6.25%	6.38%	5/31/2024	$816,327	812,047	816,327
								9,113,711	9,158,164
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$2,801,159	2,763,855	2,863,064
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	7.75%	2/25/2026	$—	(3,003)	—	N/S
								2,760,852	2,863,064
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$2,196,481	2,155,551	2,200,874
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	4/30/2027	$—	(16,832)	1,892	N/S
								2,138,719	2,202,766
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$500,000	485,090	505,000
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	LIBOR(M)	1.50%	7.25%	8.75%	2/7/2025	$560,228	532,261	571,993
								1,017,351	1,076,993
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(S)	1.00%	5.75%	6.75%	11/7/2026	$1,601,307	1,590,431	1,585,294
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(S)	1.00%	5.75%	6.75%	11/7/2026	$352,288	349,723	348,765
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(S)	1.00%	5.75%	6.75%	11/7/2026	$319,881	318,126	315,002	S
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(M)	0.75%	7.25%	8.00%	8/31/2029	$2,615,252	2,577,525	2,596,945
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.25%	8.00%	8/31/2029	$—	(3,216)	(3,133)	N/S
								4,832,589	4,842,873
Construction & Engineering
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$3,189,333	3,110,747	3,106,411
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$—	(23,480)	(50,695)	N/S
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	11/23/2027	$—	(20,526)	(21,726)	N/S
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	12/16/2026	$2,500,000	2,437,500	2,462,500
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$2,500,081	2,458,489	2,492,581
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	1/13/2026	$840,652	826,136	836,567
								8,788,866	8,825,638
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$12,356,957	12,098,329	12,480,527

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	12/14/2029	$2,229,219	2,179,061	2,179,061
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	12/14/2029	$—	(8,708)	(8,708)	N/S
PVHC Holding Corp.	First Lien Term Loan	LIBOR(Q)	1.00%	4.75%	5.75%	8/2/2024	$10,284,525	8,924,440	9,256,073
								11,094,793	11,426,426
Distributors
Colony Display LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$2,370,595	2,327,386	2,294,736
Colony Display LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	6/30/2026	$—	1,182	(38,120)	N/S
								2,328,568	2,256,616
Diversified Consumer Services
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$11,763,158	11,862,855	11,735,918	H/J/S
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$1,582,052	1,582,052	2,433,196	D/H/J
SellerX Germany GmbH & Co. Kg (Germany)	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	11/23/2025	$5,537,893	5,484,992	5,511,312	H/J
SellerX Germany GmbH & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	11/23/2025	$—	(45,728)	(46,342)	H/J/N/S
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$7,376,378	7,261,963	7,302,615	P
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	12/18/2026	$3,091,832	3,012,793	3,033,624	P/S
Whele LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$6,842,404	6,895,074	6,862,932
								36,054,001	36,833,255

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$6,605,469	$6,493,415	$6,569,138
2-10 Holdco, Inc.	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$—	(4,073)	(1,322)	N/S
Callodine Commercial Finance, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/3/2025	$25,000,000	25,000,000	25,175,000
Callodine Commercial Finance, LLC	Delayed Draw Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	11/3/2025	$—	—	56,452	S
Callodine Commercial Finance, LLC	Subordinated Debt	LIBOR(Q)	0.25%	8.50%	8.75%	10/8/2026	$5,000,000	5,000,000	5,000,000	T
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	14.00%	10/31/2021	$41,861,533	41,861,533	21,927,071	G/R/U
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$5,000,000	4,914,140	4,935,000
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$11,300,000	11,111,243	11,028,800	H/J
								94,376,258	74,690,139
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$1,414,105	1,394,246	1,413,680
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$2,911,392	2,856,898	2,910,518
								4,251,144	4,324,198
Electrical Equipment
Advanced Lighting Technologies, Inc.	Second Lien Sr Secured Notes	LIBOR(Q)	2.00%	16.00% PIK + 6.00% Cash	26.00%	3/16/2027	$1,976,481	935,927	652,239	D/I/R/U

Health Care Equipment & Supplies
Zest Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	3/14/2026	$15,000,000	14,913,632	14,925,000

Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	7.00%	6/28/2028	$2,693,250	2,642,028	2,531,655
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(S)	—	7.50%	7.85%	10/26/2026	$5,769,231	5,760,375	5,769,231
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$6,554,543	6,376,646	6,521,770
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$4,050,005	3,977,128	4,090,505
Tempus, LLC (Epic Staffing)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	2/5/2027	$1,528,379	1,495,592	1,569,223	S
								20,251,769	20,482,384
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$2,875,899	2,826,567	2,824,133
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(3,422)	(3,451)	N/S
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$8,070,508	7,963,784	8,151,213
CareATC, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(3,141)	—	N/S
ESO Solutions, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	8.00%	5/3/2027	$6,794,312	6,666,863	6,794,312
ESO Solutions, Inc.	First Lien Revolver	LIBOR(S)	1.00%	7.00%	8.00%	5/3/2027	$—	(10,980)	—	N/S
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$2,016,737	2,007,083	2,055,055
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	6.25%	7/23/2024	$4,500,000	4,462,694	4,545,000
Sandata Technologies, LLC	First Lien Revolver	LIBOR(Q)	—	6.00%	6.25%	7/23/2024	$—	(3,964)	—	N/S
								23,905,484	24,366,262
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	8.50%	9.50%	3/18/2028	$9,035,066	8,886,830	9,035,066
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$1,953,382	1,921,257	1,918,221
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$66,667	62,659	62,167	S
								10,870,746	11,015,454
Internet & Catalog Retail
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	8.75%	12/14/2028	$4,673,472	4,609,839	4,661,788

Internet Software & Services
Astra Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	9.63%	10/25/2029	$7,166,565	7,023,233	7,041,150	P
FinancialForce.com, Inc.	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	LIBOR(M)	2.75%	6.75%	9.50%	2/1/2024	$15,000,000	14,872,703	15,135,000
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$7,000,000	6,902,759	6,936,580	P
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$11,002,285	10,842,185	10,683,219
MetricStream, Inc.	First Lien Incremental Term Loan (3.25% Exit Fee)	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$1,466,971	1,437,645	1,437,632
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$1,562,500	1,552,233	1,546,875
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$12,069,635	11,847,614	12,045,495
The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Pluralsight, Inc.	First Lien Revolver	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$—	$(16,344)	$(1,861)	N/S
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.10%	4/2/2027	$5,512,958	5,433,497	5,512,958
Suited Connector, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$1,431,818	1,403,426	1,403,182
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$—	(3,312)	(6,818)	N/S
Suited Connector, LLC	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$68,182	63,693	63,636	S
								61,359,332	61,797,048
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	8.35%	5/28/2029	$5,000,000	4,952,045	5,100,000
Idera, Inc.	Second Lien Term Loan	LIBOR(S)	0.75%	6.75%	7.50%	2/4/2029	$2,867,296	2,846,956	2,867,296
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$1,000,000	985,601	983,000
								8,784,602	8,950,296
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$1,444,796	1,418,822	1,473,692
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$3,894,753	3,827,544	3,972,649
								5,246,366	5,446,341
Media
MBS Opco, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	12/29/2022	$14,400,000	14,400,000	14,400,000
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.10%	10/19/2026	$3,131,760	2,880,854	3,060,513	P
								17,280,854	17,460,513
Metals & Mining
Kemmerer Operations, LLC (WMLP)	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$3,091,618	3,091,619	3,091,618	D/F
Kemmerer Operations, LLC (WMLP)	First Lien Delayed Draw Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$42,550	42,550	42,550	D/F/S
								3,134,169	3,134,168
Professional Services
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	6/13/2025	$9,251,731	9,123,045	9,270,234
Dude Solutions Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	6/13/2025	$—	(15,988)	—	N/S
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$5,000,000	4,953,068	5,050,000
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$9,892,491	9,718,436	9,991,416	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$5,300,000	5,209,445	5,353,000	H/J
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$500,000	494,061	499,500
TLE Holdings, LLC	First Lien Term Loan	LIBOR(S)	1.00%	5.50%	6.50%	6/28/2024	$3,860,372	3,483,842	3,532,240
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	5.50%	6.50%	6/28/2024	$988,027	891,658	904,045
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.50%	8/17/2026	$1,064,655	1,057,877	1,064,655
								34,915,444	35,665,090
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$1,866,667	1,866,667	1,866,667	J

Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	7.25%	8.25%	4/8/2025	$13,000,000	12,830,353	13,000,000
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Last Out Term Loan	LIBOR(Q)	1.00%	8.98%	9.98%	4/28/2023	$37,544,921	37,544,921	37,263,334
St. George Warehousing & Trucking Co. of California, Inc.	First Lien Last Out Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.98%	9.98%	4/28/2023	$7,696,249	7,696,249	7,638,527
								58,071,523	57,901,861
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/29/2025	$2,416,867	2,392,765	2,392,698
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$3,876,087	3,804,903	3,829,574	D
Aras Corporation	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$409,525	406,401	404,611	D
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(5,415)	(3,686)	N/S
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$5,038,407	4,903,903	5,083,752
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	—	6.75%	10.00%	4/30/2026	$164,264	147,108	164,264	S
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(Q)	—	7.75%	7.93%	9/6/2027	$4,809,535	4,753,821	4,809,535
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$2,833,333	2,792,694	2,809,817
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$—	(1,866)	(2,306)	N/S
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.25%	9/8/2027	$—	(3,950)	(2,306)	N/S
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$1,506,667	1,476,673	1,476,533
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$—	(2,630)	(5,333)	N/S

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$—	$(2,648)	$(2,667)	N/S
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	9/24/2026	$1,558,944	1,529,069	1,515,449
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 1.00% PIK	7.50%	5/2/2025	$5,447,060	5,385,185	5,474,295	D
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 1.00% PIK	7.50%	5/2/2025	$892,155	880,561	898,138	D/S
Rhode Holdings, Inc. (Kaseya)	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$—	(3,898)	—	N/S
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$3,686,254	3,618,969	3,700,999	H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/31/2027	$—	(7,173)	—	H/J/N/S
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$3,016,305	2,961,731	3,046,468	H/J
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$—	(7,489)	—	H/J/N/S
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/31/2027	$4,663,724	4,569,238	4,682,378
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	8/31/2026	$—	(6,420)	—	N/S
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	8/2/2027	$847,510	826,019	864,460
Zilliant Incorporated	First Lien Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$1,481,481	1,452,019	1,451,852	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$—	(3,666)	(7,407)	D/N/S
Zilliant Incorporated	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$—	(2,948)	(2,963)	N/S
								41,852,956	42,578,155
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	5.68%	2/12/2025	$171,349	164,623	160,782	P
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	978,419	989,561	S
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$7,332,377	7,195,048	7,303,048
								8,338,090	8,453,391
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	2/17/2026	$5,403,099	5,296,171	5,186,242	H/J/S

Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	6.25%	7.25%	9/8/2027	$6,666,667	6,571,045	6,671,333
James Perse Enterprises, Inc.	First Lien Revolver	LIBOR(S)	1.00%	6.25%	7.25%	9/8/2027	$—	651	—	S
WH Buyer, LLC (Anne Klein)	First Lien FILO Term Loan	LIBOR(Q)	1.00%	7.38%	8.38%	12/31/2025	$16,426,962	16,314,152	16,591,232
								22,885,848	23,262,565
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	7.00%	8.50%	8/2/2023	$13,051,497	12,994,616	12,999,291

Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	4/8/2027	$3,539,347	3,469,160	3,468,560
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.50%	8.25%	4/8/2027	$—	(11,585)	(23,596)	N/S
								3,457,575	3,444,964
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.00%	9/17/2026	$4,987,500	4,868,610	4,844,359	H/J

Total Debt Investments - 154.5% of Net Assets								554,695,401	540,074,737

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

Issuer(O/Q)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	58,357	C/I
					1,862,881	58,357
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,597	251,736	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,597	251,736
Diversified Consumer Services
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	1,693,796	C/H/I/J
SellerX Germany GmbH & Co. Kg (Germany)	Warrants to Purchase Preferred Series B Shares		11/23/2028	48	—	126,699	C/H/I/J
					—	1,820,495
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,684	—	C/G/R
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	188,409	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	5,446	C/H/I/J
					47,236,232	193,855
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	5,910,000	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	450,000	100,544	260,550	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	500,000	819,502	C/M

Metals & Mining
Kemmerer Holdings, LLC (WMLP)	Limited Partnership/Limited Liability Company Interests			8	753,850	746,074	C/F/K

Oil, Gas & Consumable Fuels
ETX Energy Management Company, LLC	Limited Partnership/Limited Liability Company Interests			53,815	—	—	C
ETX Energy, LLC	Limited Partnership/Limited Liability Company Interests			51,119	—	—	C/L
					—	—
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	2,428,240	2,428,688	D/I

Total Equity Securities - 3.6% of Net Assets					59,931,254	12,489,257

Total Investments - 158.1% of Net Assets					$614,626,655	$552,563,994

Cash and Cash Equivalents - 3.6% of Net Assets						$12,750,121

Total Cash and Investments - 161.7% of Net Assets						$565,314,115

Notes to Consolidated Schedules of Investments:

(A)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(C)	Non-income producing equity securities at December 31, 2021.
(D)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective yield basis.

(E)

Approximately 98.9% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 92.5% of the fair value of such senior secured loans have floors of 0.25% to 2.75%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2021 of all contracts within the specified loan facility.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

(I)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 3.3% of the Company’s net assets at December 31, 2021. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of December 31, 2021:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Advanced Lighting Technologies, LLC, Senior Secured Notes	3/16/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Stitch Holdings, L.P., Limited Partnership Interests	7/30/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
SellerX Germany GmbH & Co. Kg (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021

(J)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2021, approximately 11.7% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(N)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(O)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(Q)	As of December 31, 2021, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(R)

The investment is on non-accrual status as of December 31, 2021 and therefore non-income producing. At December 31, 2021, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 4.2% and 13.4%, respectively.

(S)

Position or associated portfolio company thereof has an unfunded commitment as of December 31, 2021 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(T)	This investment will have a first lien security interest after the senior tranches are repaid.
(U)	Total coupon includes default interest.

LIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

Non-Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2020	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2021
Advanced Lighting Technologies, LLC.:
Senior Secured Note, Second Lien	$—	$—	$(1,999,678)	$2,181,306	$—	$(181,628)	$—	†
Senior Secured Loan, First Lien	13,185	3,223,664	(3,017,339)	1,774,757	—	(1,981,082)	—	†
Limited Liability Co. Interest	—	—	—	—	—	—	—	†
Warrants	—	—	—	—	—	—	—	†
Advantage Insurance Inc.:
Preferred Stock	—	5,720,010	(2,972,574)	2,972,574	—	(5,720,010)	—	†
Preferred Stock Series B	71,500	—	—	—	3,575,000	(3,575,000)	—	†
AGY Equity, LLC:
Class A Preferred Stock	—	1,557,200	—	(1,305,464)	—	—	251,736
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Delayed Draw Term Loan, First Lien	51,627	284,343	—	214,865	51,818	(508,476)	42,550
Senior Secured Loan, First Lien	428,855	2,314,096	—	348,845	428,677	—	3,091,618
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	—	—	746,074	—	—	746,074
Totals	$565,167	$13,099,313	$(7,989,591)	$6,932,957	$4,055,495	$(11,966,196)	$4,131,978

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

†	Investment no longer held as of December 31, 2021.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2021 represents 1.2% of the Company’s net assets.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2020	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation(5)	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2021
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	$1,647,661	$36,150,259	$(21,980,389)	$25,758,053	$—	$(39,927,923)	$—	†
First Boston Construction Holdings, LLC:
Subordinated Debt	163,125	32,625,000	—	—	—	(32,625,000)	—	†
Limited Liability Co. Interest	—	4,557,035	(2,290,144)	3,599,215	—	(5,866,106)	—	†
Gordon Brothers Finance Company:
Unsecured Debt	—	22,850,000	—	504,323	—	(1,427,252)	21,927,071
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	555,446	14,785,933	(1,474,033)	2,016,263	—	(15,328,163)	—	†
Preferred Stock	—	—	—	—	—	—	—	†
Common Stock	—	—	(6,751,452)	6,751,452	—	—	—	†
Totals	$2,366,232	$110,968,227	$(32,496,018)	$38,629,306	$—	$(95,174,444)	$21,927,071

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

(5)

Net unrealized gain (loss) before taxes includes the net change in unrealized appreciation (depreciation) on controlled investments and net change in unrealized appreciation (depreciation) on foreign currency translation associated with the controlled investments. For the year ended December 31, 2021, the net change in unrealized appreciation (depreciation) and foreign currency translation associated with the Red Apple Stores Inc.’s common stock was $285,360 and $(285,360), respectively.

†	Investment no longer held as of December 31, 2021.

The aggregate fair value of controlled investments at December 31, 2021 represents 6.3% of the Company’s net assets.

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
(P)

This investment is deemed significant under Regulation S-X Rule 4-08(g). BCIC Senior Loan Partners, LLC was formed on June 23, 2016. See Note 5 for further information on BCIC Senior Loan Partners, LLC. For summarized financial information as of December 31, 2020, refer to the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 3, 2021.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Company (“ASC 946”).

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

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	27,535,264	—	—	27,535,264
3	Valuation sources that employ significant unobservable inputs	483,970,602	28,568,871	12,489,257	525,028,730
Total		$511,505,866	$28,568,871	$12,489,257	$552,563,994

(1)	Includes senior secured loans.
(2)	Includes senior secured notes, unsecured debt and subordinated debt.
(3)	For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$428,335,957	Income approach	Discount rate	9.0% - 9.6% (9.3%)
	50,067,281	Market quotations	Indicative quotes	1 (1)
	3,134,168	Market comparable companies	EBITDA multiples	1.0x - 1.2x (1.1x)
	2,433,196	Option Pricing Model	Revenue multiple	4.5x - 5.0x (4.8x)
			Implied volatility	60.0% - 70.0% (65.0%)
			Term	2.8 years - 3.8 years (3.3 years)
Other Corporate Debt	27,916,632	Income approach	Discount rate	11.3% - 12.9% (12.1%)
	652,239	Market comparable companies	Revenue multiples	0.2x - 0.2x (0.2x)
Equity	2,333,257	Option Pricing Model	EBITDA/Revenue multiples	4.7x - 5.2x (4.9x)
			Implied volatility	57.3% - 67.0% (62.1%)
			Term	2.6 years - 3.6 years (3.1 years)
	7,475,576	Market comparable companies	EBITDA multiples	5.2x - 5.6x (5.4x)
	2,428,688	Market quotations	Indicative bid/ask quotes	1 (1)
	251,736	Market comparable companies	Revenue multiples	0.6x - 0.8x (0.7x)
$525,028,730

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value.
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2021 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$353,651,555	$61,573,500	$12,301,429	$427,526,484
Net realized and unrealized gains (losses)	11,220,420	287,700	30,508,601	42,016,721
Acquisitions(1)	251,587,012	941,551	11,913,150	264,441,713
Dispositions	(127,752,607)	(34,233,880)	(42,233,923)	(204,220,410)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(2)	(4,735,778)	—	—	(4,735,778)
Ending balance	$483,970,602	$28,568,871	$12,489,257	$525,028,730

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$10,376,600	$106,071	$2,126,724	$12,609,395

(1)	Includes payments received in kind and accretion of original issue and market discounts, and cost basis impact of non-cash restructures.
(2)	Comprised of three investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

At December 31, 2020, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	15,348,733	—	—	15,348,733
3	Valuation sources that employ significant unobservable inputs	353,651,555	61,573,500	12,301,429	427,526,484
		$369,000,288	$61,573,500	$12,301,429	$442,875,217
NA	Investment measured at net asset value(4)	—	—	36,150,259	36,150,259
Total		$369,000,288	$61,573,500	$48,451,688	$479,025,476

(1)	Includes senior secured loans.
(2)	Includes senior secured notes, unsecured debt and subordinated debt.
(3)	For example, quoted prices in inactive markets or quotes for comparable investments.
(4)

In accordance with ASC 820-10, BCIC Senior Loan Partners, LLC is measured at fair value using the net asset value practical expedient and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities. See Note 5 for further details on BCIC Senior Loan Partners, LLC, and Note 5 of the Company’s prior year Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2020 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$299,811,858	Income approach	Discount rate	9.9% - 10.8% (10.4%)
	33,231,661	Market quotations	Indicative quotes	1 (1)
	3,223,664	Market comparable companies	Revenue multiples	0.3x - 0.3x (0.3x)
	2,598,439	Market comparable companies	EBITDA multiples	1.8x - 2.8x (2.3x)
	14,785,933	Market comparable companies	Expected transaction proceeds	1.0x (1.0x)
Other Corporate Debt	28,948,500	Income approach	Discount rate	11.3% - 12.9% (12.1%)
	32,625,000	Market comparable companies	Book value multiples	0.9x - 1.0x (1.0x)
Equity	153,760	Option Pricing Model	EBITDA/Revenue multiples	3.9x - 4.4x (4.2x)
			Implied volatility	51.0% - 60.0% (55.5%)
			Term	1.6 years - 2.5 years (2.1 years)
	1,557,200	Market comparable companies	Revenue multiples	0.6x - 0.8x (0.7x)
	313,424	Market comparable companies	EBITDA multiples	5.8x - 6.3x (6.0x)
	10,277,045	Market comparable companies	Book value multiples	0.8x - 1.0x (1.0x)
$427,526,484

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value; reclassified to conform to the current period presentation.
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

Changes in investments categorized as Level 3 during the year ended December 31, 2020 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$390,746,388	$176,713,298	$57,825,747	$625,285,433
Net realized and unrealized gains (losses)	(38,136,092)	(29,499,896)	(46,965,528)	(114,601,516)
Acquisitions(1)	102,280,199	38,883,487	3,494,335	144,658,021
Dispositions	(104,742,977)	(124,523,389)	(2,053,125)	(231,319,491)
Transfers into Level 3(2)	3,504,037	—	—	3,504,037
Transfers out of Level 3	—	—	—	—
Ending balance	$353,651,555	$61,573,500	$12,301,429	$427,526,484

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,936,446)	$(20,313,078)	$(46,887,577)	$(69,137,101)

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred out of Level 2 into Level 3 due to decreased observable market activity.

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

Foreign Currency Investments

The Company may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency amounts are translated into U.S. dollars on the following basis:

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

Derivatives

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2021 and 2020.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2021 and 2020 represents 0.7% and less than 0.1% of the Company’s net assets, respectively.

The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future. The derivative instruments held as of December 31, 2021 and 2020 reflect the volume of derivative activity throughout the periods presented.

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

Income Taxes

The Company intends to comply with the applicable provisions of the Internal Revenue Code of 1986, as amended, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the consolidated financial statements. In accordance with ASC Topic 740 - Income Taxes (“ASC 740-10”), the Company recognizes in its consolidated financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination. Based on its analysis of its tax position, the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10. The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending.

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

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2021 and December 31, 2020, the following permanent difference attributable to non-deductible expenses was reclassified to the following accounts:

	December 31, 2021	December 31, 2020
Paid-in capital	$1,849,597	$—
Accumulated earnings (losses)	(1,849,597)	—

The tax character of distributions paid was as follows:

	December 31, 2021	December 31, 2020
Ordinary income	$22,084,873	$21,964,429
Tax return of capital	7,569,132	8,641,096
	$29,654,005	$30,605,525

As of December 31, 2021 and December 31, 2020, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2021	December 31, 2020
Non-expiring capital loss carryforwards(1)	$(402,453,454)	$(372,373,557)
Net unrealized gains (losses) (2)	(31,849,843)	(104,483,498)
Total accumulated earnings (losses)	$(434,303,297)	$(476,857,055)

(1)	Amount available to offset future realized capital gains.
(2)

The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of partnership income, non-deductible expenses, the accrual of income on securities in default and investments in wholly owned subsidiaries.

At December 31, 2021 and December 31, 2020, gross unrealized appreciation and depreciation based on cost of investments for U.S. federal income tax purposes were as follows:

	December 31, 2021	December 31, 2020
Tax basis of investments	$573,715,741	$579,287,363

Gross unrealized appreciation	9,337,793	52,886,528
Gross unrealized depreciation	(30,489,540)	(153,148,415)
Net unrealized depreciation	$(21,151,747)	$(100,261,887)

During the fiscal year ended December 31, 2021, the following information is provided with respect to the ordinary income distributions paid by the Company.

Interest Dividends(1)	$14,691,901
Interest Related Dividends for Non-U.S. Residents(2)	$14,573,289

(1)	The Company hereby designates the above amount maximum amounts allowable as interest income eligible to be treated as a Section 163(j) interest dividend.
(2)	Represents the maximum amount allowable as interest-related dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

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

Recent Accounting Pronouncements

In May 2020, the SEC adopted rule amendments that will impact the requirements of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance was permitted in advance of the effective date. The Company early adopted the amendments as of December 31, 2020. The adoption resulted in fewer portfolio companies meeting the significant subsidiary definition under the Final Rules, thus resulting in reduced disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on its consolidated financial statements.

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

Management Fee

Under the Current Management Agreement, the Advisor, subject to the overall supervision of the Board, manages the day-to-day operations and provides the Company with investment advisory services. For providing these services, effective May 2, 2020, the Advisor receives a Management Fee at an annual rate of 1.50% of total assets up to 200% of net asset value (excluding cash and cash equivalents), including any assets acquired with the proceeds of leverage, payable quarterly in arrears based on the asset valuation as of the end of the prior quarter. Additionally, the Management Fee is calculated at 1.00% on assets that exceed 200% of net asset value of the Company. Prior to May 2, 2020, the Management Fee was calculated at an annual rate of 1.75% of total assets (excluding cash and cash equivalents). The Management Fee for any partial quarter is prorated.

For the years ended December 31, 2021, 2020 and 2019 the Company incurred $7,784,188, $10,799,832, and $12,425,101, respectively, in Management Fees under the Current Management Agreement.

Incentive Fees

(i)	Quarterly Incentive Fee Based on Income

The Current Management Agreement provides that the Advisor or its affiliates may be entitled to an Incentive Fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis. Effective May 2, 2020, the Incentive Fee based on income is calculated as follows:

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

For purposes of calculating the Incentive Fee, (i) “Annualized Rate of Return” is computed by reference to the sum of (i) the aggregate distributions to common stockholders for the period in question and (ii) the change in net assets attributable to common stock (before taking into account any Incentive Fees otherwise payable during such period); (ii) “net assets attributable to common stock” means total assets less indebtedness and preferred stock; and (iii) “Pre-Incentive Fee Net Investment Income” means net investment income (as determined in accordance with U.S. GAAP) accrued by the Company during the calendar quarter excluding any accruals for or payments in respect of the Incentive Fee.

For the years ended December 31, 2021, 2020 and 2019, the Company incurred $249,385, $6,304,333, and $8,751,521, respectively, in Incentive Fees on income. For the year ended December 31, 2021, the Advisor waived Incentive Fees on income of $79,383, resulting in net Incentive Fees on income of $170,002. For the year ended December 31, 2020, the Advisor waived Incentive Fees on income of $6,304,333, resulting in no net Incentive Fees on income for the period. For the year ended December 31, 2019, the Advisor waived Incentive Fees on income of $6,901,924, resulting in net Incentive Fees on income of $1,849,597. As of December 31, 2021 and 2020, there was $170,002 and $1,849,597, respectively, of Incentive Fees payable based on income.

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

Incentive Fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the year ended December 31, 2021 was $1,544,569. For the years ended December 31, 2020 and 2019, no Incentive Fees on capital gains were accrued or payable. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Advisers Act and the Current Management Agreement.

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

Other Expenses

The Company bears all expenses incurred in connection with its business, including fees and expenses outside of contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

Debt is comprised of a senior secured revolving credit facility dated as of February 19, 2016 (as amended, amended and restated, supplemented or otherwise modified from time to time, including as amended and restated by the sixth amendment thereto, dated as of April 23, 2021, the “Credit Facility”) and unsecured convertible senior notes due June 2022 issued by the Company (the “2022 Convertible Notes”). Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”). As of December 31, 2021 and 2020, the Company’s asset coverage was 276% and 271%, respectively.

Total debt outstanding and available at December 31, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(2)	$54,000,000	$211,000,000	(3)	$265,000,000	(4)
2022 Convertible Notes (1)	2022	5.00%		142,875,330	—		142,875,330
Debt, net of unamortized issuance costs				$196,875,330	$211,000,000		$407,875,330

(1)	The carrying value of 2022 Convertible notes was comprised of the following:

December 31, 2021
Principal amount of debt	$143,750,000
Original issue discount, net of accretion	(449,398)
Unamortized issuance costs	(425,272)
Carrying value	$142,875,330

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

The Company’s weighted average outstanding debt balance during the years ended December 31, 2021, 2020 and 2019 were $181,797,885, $310,955,762, and $249,099,570, respectively. The maximum amounts borrowed during the years ended December 31, 2021, 2020 and 2019 were $219,078,123, $356,304,028, and $313,569,694, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the years ended December 31, 2021, 2020 and 2019 was 5.82%, 4.80% and 5.80%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40% (0.375% prior to May 22, 2020).

Total expenses related to debt for the years ended December 31, 2021, 2020 and 2019 included the following:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Stated interest expense	$8,081,899	$12,067,151	$12,018,112
Amortization of original issue discount	942,208	890,695	842,006
Amortization of deferred debt issuance costs	1,565,241	1,977,676	1,597,772
Total interest expense	10,589,348	14,935,522	14,457,890
Commitment and credit facility fees	1,031,551	648,692	1,100,758
Total	$11,620,899	$15,584,214	$15,558,648

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility and 2022 Convertible Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility and 2022 Convertible Notes is classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$54,000,000	$51,300,000	$38,800,000	$35,696,000
2022 Convertible Notes	142,875,330	145,726,563	140,998,037	143,210,938
Total	$196,875,330	$197,026,563	$179,798,037	$178,906,938

At December 31, 2021, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

Senior Secured Revolving Credit Facility

On April 23, 2021, the Company amended its Credit Facility which, among other items, (i) extended the maturity date on loans made under the Credit Facility from June 5, 2023 to April 23, 2025, (ii) reduced the aggregate principal amount of the commitments under the Credit Facility from $300,000,000 to $265,000,000, (iii) reduced the amount by which the Company may seek an increase in the commitments under the Credit Facility (subject to satisfaction of certain conditions, including obtaining commitments) from $375,000,000 to $325,000,000, and (iv) revised to require a minimum shareholders’ equity under the Credit Facility to the greater of (i) 33% of the total assets of the Company and its subsidiaries and (ii) $240,000,000 plus 25% of net proceeds from the sale of equity interests by the Company its subsidiaries. Additionally, the Sixth Amendment (i) eliminated the springing maturity date that would have occurred if the 2022 Convertible Notes were not refinanced by March 16, 2022 and (ii) removed certain restrictions on repurchase or prepayment of the 2022 Convertible Notes. For further details on the Company’s Credit Facility including prior amendments, refer to the Company’s Form 10-K as filed with the SEC on March 3, 2021.

Under the Credit Facility, the Company is required to comply with various customary affirmative and restrictive covenants, including reporting requirements and financial covenants, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments and fundamental changes, (c) limitations on distributions and certain other restricted payments, (d) certain restrictions on subsidiaries, (e) maintaining a certain minimum shareholders’ equity, (f) maintaining an asset coverage ratio of not less than 1.5:1.0, (g) maintaining a senior coverage ratio of not less than 2.0:1.0, (h) limitations on certain transactions with affiliates, (i) limitations on pledging certain unencumbered assets, and (j) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the Credit Facility and other loan documents. Further, amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. The Credit Facility is secured by a lien on substantially all of the assets of the Company and its wholly owned domestic subsidiaries, subject to certain customary exceptions.

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

5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2021, 2020 and 2019 totaled $275,047,711, $143,538,052 and $303,464,758, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2021, 2020 and 2019 totaled $250,607,406, $277,596,336 and $176,721,560, respectively.

At December 31, 2021, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,914,346	$1,641,800
Unsecured debt	41,861,533	21,927,071
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	405,193,486	409,626,942
Second/other priority lien	100,726,036	101,878,924
Total senior secured loans	505,919,522	511,505,866
Preferred stock	40,192,521	2,680,424
Common stock	10,611,548	—
Limited partnership/limited liability company interests	9,011,837	7,475,576
Equity warrants/options	115,348	2,333,257
Total investments	$614,626,655	$552,563,994

At December 31, 2020, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$3,154,101	$1,098,500
Unsecured debt	43,288,785	22,850,000
Subordinated debt	37,625,000	37,625,000
Senior secured loans:
First lien	242,048,582	236,547,705
Second/other priority lien	138,277,129	132,452,583
Total senior secured loans	380,325,711	369,000,288
Preferred stock	46,456,865	7,277,210
Common stock	17,363,000	—
Limited partnership/limited liability company interests	78,196,644	41,020,718
Equity warrants/options	365,348	153,760
Total investments	$606,775,454	$479,025,476

Industry Composition

As of December 31, 2021, the Company generally uses Global Industry Classification Standard (“GICS”) to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at December 31, 2021 and December 31, 2020 by GICS.

Industry(1)	December 31, 2021	December 31, 2020
Diversified Financial Services	13.6%	19.3%
Internet Software & Services	11.2	5.6
Road & Rail	10.5	10.0
Software	7.7	4.3
Diversified Consumer Services	7.0	0.9
Professional Services	6.5	2.1
Health Care Technology	4.4	1.9
Textiles, Apparel & Luxury Goods	4.2	3.4
Health Care Providers & Services	3.7	5.6
Media	3.3	4.2
Health Care Equipment & Supplies	2.7	5.8
Tobacco Related	2.4	2.8
Consumer Finance	2.3	1.7
Containers & Packaging	2.1	4.3
Insurance	2.0	3.5
Aerospace & Defense	1.7	1.9
IT Services	1.6	0.2
Construction & Engineering	1.6	—
Specialty Retail	1.5	0.3
Household Durables	1.1	—
Trading Companies & Distributors	1.1	—
Machinery	1.0	0.3
Technology Hardware, Storage & Peripherals	0.9	—
Wireless Telecommunication Services	0.9	—
Commercial Services & Supplies	0.8	0.3
Internet & Catalog Retail	0.8	3.2
Diversified Telecommunication Services	0.8	—
Metals & Mining	0.7	0.5
Automobiles	0.5	—
Distributors	0.4	—
Building Products	0.4	—
Real Estate Management & Development	0.3	—
Capital Markets	0.2	0.1
Electrical Equipment	0.1	0.7
Chemicals	—	0.3
Thrifts & Mortgage Finance	—	7.8
Multiline Retail	—	3.1
Energy Equipment & Services	—	2.8
Personal Products	—	1.6
Airlines	—	1.5
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

(1)	Unaudited.

The geographic composition of the portfolio at fair value at December 31, 2021 was U.S. 88.3%, United Kingdom 6.6%, Germany 3.9%, and Canada 1.2% and at December 31, 2020 was U.S. 96.2%, and Canada 3.8%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

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

BCIC Senior Loan Partners, LLC

On June 23, 2016, the Company and Windward Investments LLC (“Windward”) entered into an agreement to create BCIC Senior Loan Partners, LLC (“Senior Loan Partners”), a joint venture. Senior Loan Partners is structured as an unconsolidated Delaware limited liability company, and previously made loans to and other investments in portfolio companies. All portfolio and other material decisions regarding Senior Loan Partners must be submitted to its board of directors, which is comprised of four members, two of whom were selected by the Company and two of whom were selected by Windward, and must be approved by at least one member appointed by the Company and one appointed by Windward. In addition, certain matters may be approved by Senior Loan Partners’ investment committee, which is comprised of one member appointed by the Company and one member appointed by Windward. On December 14, 2021, following the sale of its remaining portfolio company investments, Senior Loan Partners’ board of directors, in accordance with the LLC agreement, elected to liquidate and dissolve the joint venture.

As of December 31, 2021, Senior Loan Partners no longer holds any portfolio company investments. During the year, Senior Loan Partners returned $46.2 million of capital pro-rata to its members, of which $39.2 million was to the Company. As of December 31, 2021, Senior Loan Partners’ balance sheet consisted primarily of cash and final liabilities, with no members’ capital. Once all outstanding liabilities were settled, Senior Loan Partners’ made its final distribution to members, of which the Company received approximately $0.7 million subsequent to December 31, 2021. Such amount was included as a Receivable for investments sold on the Company’s Consolidated Statements of Assets and Liabilities as of December 31, 2021.

For the years ended December 31, 2021 and 2020, the Company’s share of net investment income from Senior Loan Partners was $1.6 million and $5.9 million, respectively, which is included in dividend income from controlled investments on the Company’s Consolidated Statements of Operations.

The Company has not consolidated its non-controlling interests in Senior Loan Partners because the entity was not considered a substantially wholly owned investment company subsidiary, as provided under ASC 946. Senior Loan Partners was a joint venture for which shared power existed relating to the decisions that most significantly impacted the economic performance of the entity.

6. Other Related Party Transactions

Advisor Reimbursements

The investment management agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2021, 2020 and 2019 the Company incurred $350,000, $350,000 and $350,000, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the years ended December 31, 2021, 2020 and 2019 were $402,317, $361,740 and $183,037, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2021, 2020 and 2019 the Company incurred $1,354,283, $1,457,979 and $1,403,419, respectively, for such administrative services expenses.

Advisor Stock Transactions

At December 31, 2021 and 2020, BCIA did not own any shares of the Company. At December 31, 2021 and 2020, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

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

For the years ended December 31, 2021 and 2020, declared distributions to common stockholders were as follows:

For the quarter ended	Amount Per Share	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1) (2)
March 31, 2021	$0.10	$7,441,594	$—		$7,441,594	$—
June 30, 2021	0.10	7,413,594	—		7,413,594	541,771
September 30, 2021	0.10	7,405,845	—		7,405,845	593,078
December 31, 2021	0.10	7,392,972	—		7,392,972	628,043
Total	$0.40	$29,654,005	$—		$29,654,005	$1,762,892

For the quarter ended	Amount Per Share	Distribution in Cash	Distribution in newly issued common shares		Total Declared Distribution	Reinvested distributions paid during quarter (1)
March 31, 2020	$0.14	$9,543,152	$—		$9,543,152	$719,692	(2)
June 30, 2020	0.10	1,363,314	5,450,680	(3)	6,813,994	638,560	(4)
September 30, 2020	0.10	1,403,889	5,613,339	(5)	7,017,228	—	(3)(5)
December 31, 2020	0.10	1,446,700	5,784,451	(6)	7,231,151	—	(6)
Total	$0.44	$13,757,055	$16,848,470		$30,605,525	$1,358,252

(1)	The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash.
(2)	Distributions reinvested through purchase of shares in the open market.
(3)	Declared distribution in newly issued common shares includes $858,364 of distribution reinvested through 100% stock election for the dividend paid on 7/7/2020.
(4)	Distributions reinvested through issuance of new shares.
(5)	Declared distribution in newly issued common shares includes $817,130 of distribution reinvested through 100% stock election for the dividend paid on 9/29/2020.

(6)	Declared distribution in newly issued common shares includes $794,677 of distribution reinvested through 100% stock election for the dividend paid on 12/30/2020.

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

On November 3, 2020, the Company’s Board of Directors authorized the Company to purchase up to a total of 7,500,000 shares, effective until the earlier of November 2, 2021 or such time that all of the authorized shares have been repurchased, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Company Repurchase Plan”). On November 2, 2021, the Company’s Repurchase Plan expired with 7,003,428 shares remaining unpurchased and no longer authorized for purchase. On November 2, 2021, the Company’s Board of Directors adopted a new repurchase plan and authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased. As of December 31, 2021, 7,906,894 shares remained available for repurchase.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2021:

	Shares Repurchased	Price Per Share	Total Cost
Company Repurchase Plan	589,678	$3.72	$2,192,527

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2020:

	Shares Repurchased	Price Per Share	Total Cost
Company Repurchase Plan	986,554	$3.68	$3,627,604

Since inception of the original repurchase plan through December 31, 2021, the Company has purchased 10,601,264 shares of its common stock on the open market for $68,489,386, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury.

8. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the years ended December 31, 2021, 2020 and 2019.

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$66,488,228	$(103,852,603)	$(6,886,740)
Weighted average shares outstanding – basic	74,153,145	69,801,849	68,836,590
Earnings (Loss) per share – basic	$0.90	$(1.49)	$(0.10)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$66,488,228	$(103,852,603)	$(6,886,740)
Adjustments for interest on unsecured convertible senior notes(1)	9,064,793	—	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$75,553,021	$(103,852,603)	$(6,886,740)
Weighted average shares outstanding – diluted(1)	91,146,882	69,801,849	68,836,590
Earnings (Loss) per share – diluted	$0.83	$(1.49)	$(0.10)

(1)	Due to a net decrease in net assets from operations for the years ended December 31, 2020 and 2019, no incremental shares were included because the effect would be antidilutive.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2021 and December 31, 2020. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2021 and December 31, 2020, the Company had unfunded commitments of $49.4 million across 35 portfolio companies and $24.3 million across 14 portfolio companies, respectively. The aggregate fair value of unfunded commitments at December 31, 2021 and December 31, 2020 was $49.1 million and $22.2 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for each of the five years in the period ended December 31, 2021.

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data:
Net asset value, beginning of period	$4.23	$6.33	$7.07	$7.83	$8.21

Investment Operations:
Net investment income, before incentive fees	0.29	0.49	0.64	0.66	0.75
Incentive fees	(0.02)	—	(0.03)	—	—
Net investment income(1)	0.27	0.49	0.61	0.66	0.75
Net realized and unrealized gain (loss)	0.63	(1.98)	(0.71)	(0.79)	(0.44)
Realized losses on extinguishment of debt	—	—	—	—	0.02
Total from investment operations	0.90	(1.49)	(0.10)	(0.13)	0.29

Issuance/reinvestment of stock at prices (below) net asset value	—	(0.20)	—	—	(0.01)
Repurchase of common stock	—	0.03	—	0.09	—
Issuance convertible debt	—	—	—	—	0.06

Distributions to stockholders, excluding tax return of capital(2)	(0.30)	(0.32)	(0.63)	(0.70)	(0.72)
Tax return of capital	(0.10)	(0.12)	(0.01)	(0.02)	—
Total distributions	(0.40)	(0.44)	(0.64)	(0.72)	(0.72)

Net asset value, end of period	$4.73	$4.23	$6.33	$7.07	$7.83

Market price at end of period	$4.00	$2.69	$4.97	$5.29	$6.23
Total return based on market price(3)	64.33%	(35.70)%	5.32%	(4.44)%	(0.61)%
Total return based on net asset value(4)	23.57%	(20.61)%	0.36%	1.61%	5.89%
Shares outstanding at end of period	73,876,987	74,466,665	68,836,255	68,921,798	72,946,910

Ratios to average net assets:
Operating expenses, before incentive fees(5)	3.89%	4.84%	4.00%	3.90%	4.04%
Interest and other debt related expenses	3.47%	4.35%	3.31%	2.80%	3.06%
Total expenses, before incentive fees	7.36%	9.19%	7.31%	6.70%	7.10%
Incentive fees(1)	0.51%	—	0.39%	—	—
Total expenses, after incentive fees(5)	7.87%	9.19%	7.70%	6.70%	7.10%
Net investment income	5.93%	9.56%	8.91%	8.72%	9.27%

Net assets at end of period	$349,651,973	$315,010,277	$435,608,981	$487,020,154	$571,099,932
Portfolio turnover rate	49%	21%	25%	40%	28%
Weighted average interest rate on debt(6)	5.82%	4.80%	5.80%	5.79%	5.67%
Weighted average debt outstanding	$181,797,885	$310,955,762	$249,099,570	$241,446,017	$297,575,896
Weighted average shares outstanding	74,153,145	69,801,849	68,836,590	71,373,570	72,983,354
Weighted average debt per share(7)	$2.45	$4.45	$3.62	$3.38	$4.08

(1)

For the year ended December 31, 2021, net investment income per share amount displayed above is net of a hypothetical liquidation basis GAAP accrual for incentive fees of $0.02 per share, or 0.46% of average net assets, and is also net of incentive fees based on income (net of waiver). For the year ended December 31, 2019, net investment income per share amount displayed above is net of incentive fees based on income (net of waiver) of $0.03 per share.

(2)	Distributions for annual periods are determined in accordance with federal income tax regulations and there may be differences between book and tax amounts (see Note 2).
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

(5)

Ratio including incentive fee based on income waived for each of the five years in the period ended December 31, 2021 (see Note 3 for more detail). Excluding incentive fee waiver, the ratio of operating expenses after incentive fees to average net assets would be 4.42%, 6.60%, 5.86%, 5.46% and 5.39% for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 respectively. The ratio of total expenses after incentive fees to average net assets would be 7.89%, 10.95%, 9.17%, 8.26% and 8.45% for the same respective periods.

(6)	Weighted average interest rate on debt includes contractual interest, amortization of original issue discount and amortization of debt issuance costs (see Note 4).
(7)	Weighted average debt per share is calculated as weighted average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11. Senior Securities

Information about our senior securities is shown in the following table as of end of the last ten fiscal years and the period ended December 31, 2021. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (in 000’s)	Asset Coverage per Unit(5)	Involuntary Liquidating Preference Per Unit(6)	Average Market Value Per Unit(7)
Credit Facility(1)
Fiscal Year 2021	$54,000	$2,758	$—	N/A
Fiscal Year 2020	$38,800	$2,706	$—	N/A
Fiscal Year 2019	$174,400	$2,352	$—	N/A
Fiscal Year 2018	$49,000	$3,542	$—	N/A
Fiscal Year 2017	$16,000	$3,655	$—	N/A
Fiscal Year 2016	$190,000	$2,754	$—	N/A
Fiscal Year 2015	$60,000	$3,023	$—	N/A
Fiscal Year 2014	$144,000	$2,713	$—	N/A
Fiscal Year 2013	$179,000	$2,460	$—	N/A
Fiscal Year 2012	$171,850	$2,952	$—	N/A
Convertible Notes Due 2022(1)
Fiscal Year 2021	$143,750	$2,758	$—	N/A
Fiscal Year 2020	$143,750	$2,706	$—	N/A
Fiscal Year 2019	$143,750	$2,352	$—	N/A
Fiscal Year 2018	$143,750	$3,542	$—	N/A
Fiscal Year 2017	$143,750	$3,665	$—	N/A
Convertible Notes Due 2018(2)
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	$55,041	$3,665	$—	N/A
Fiscal Year 2016	$115,000	$2,754	$—	N/A
Fiscal Year 2015	$115,000	$3,023	$—	N/A
Fiscal Year 2014	$115,000	$2,713	$—	N/A
Fiscal Year 2013	$115,000	$2,460	$—	N/A
Senior Secured Notes(3)
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	N/A	N/A	$—	N/A
Fiscal Year 2016	$17,000	$2,754	$—	N/A
Fiscal Year 2015	$175,000	$3,023	$—	N/A
Fiscal Year 2014	$175,000	$2,713	$—	N/A
Fiscal Year 2013	$175,000	$2,460	$—	N/A
Fiscal Year 2012	$175,000	$2,952	$—	N/A
Term Loan(4)
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	N/A	N/A	$—	N/A
Fiscal Year 2016	$15,000	$2,754	$—	N/A
Fiscal Year 2015	$15,000	$3,023	$—	N/A
Fiscal Year 2014	$15,000	$2,713	$—	N/A
Fiscal Year 2013	$10,000	$2,460	$—	N/A

(1)	For further information on the Company’s Credit Facility and Convertible Notes Due 2022, refer to Note 4 of the consolidated financial statements.

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

(3)

On January 18, 2011, the Company closed a private placement issuance of $158.0 million in aggregate principal amount of five-year, senior secured notes with a fixed interest rate of 6.50% and a maturity date of January 18, 2016, and $17.0 million in aggregate principal amount of seven-year, senior secured notes with a fixed interest rate of 6.60% and a maturity date of January 18, 2018. The $158.0 million five-year, senior secured notes matured on January 18, 2016 and were repaid using proceeds from the Company’s Credit Facility. On April 17, 2017, the Company redeemed the $17.0 million aggregate principal amount of 6.60% senior secured notes due 2018, using proceeds from the Credit Facility. The notes were prepaid at 100% of the principal amount, plus accrued and unpaid interest through the prepayment date, as well as $0.7 million make-whole premium.

(4)

On June 7, 2013, the Company entered into a Senior Secured Term Loan Credit Agreement (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Term Loan”) which had an original principal amount of $10.0 million and an initial interest rate applicable to borrowings of generally LIBOR plus an applicable margin of 3.75%. Under its most recent amendment, the Term Loan had a principal amount of $15.0 million and a stated maturity date of March 27, 2019. The interest rate applicable to borrowings thereunder was generally LIBOR plus an applicable margin of 3.25%. On June 22, 2017, the Term Loan was repaid.

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

12. Subsequent events

On March 1, 2022, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on April 7, 2022 to stockholders of record at the close of business on March 17, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2022 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

a.	Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (9)

4.1	Description of Capital Stock (10)

4.2	Form of Stock Certificate of the Registrant (3)

10.1	Second Amended and Restated Investment Management Agreement between the Registrant and BlackRock Capital Investment Advisors, LLC (11)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (4)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (3)

10.6	Limited Liability Company Agreement, dated as of June 23, 2016, between the Registrant and Windward Investments LLC (6)

10.7

Sixth Amendment, dated as of April 23, 2021, by and among BlackRock Capital Investment Corporation, the subsidiary guarantors party thereto, the lender party thereto and Citibank, N.A., as administrative agent (8)

10.8	Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (7)

10.9	First Supplemental Indenture dated as of June 13, 2017 to the Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (7)

10.10	Form of Global Note 5.00% Convertible Senior Note due 2022 (included as part of exhibit 10.9) (7)

10.11	Transfer Agency and Service Agreement Among Each of the BlackRock Business Development Companies and Computershare Trust Company, N.A. and Computershare Inc. (11)

Number	Description

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1*	Code of Ethics of the Registrant and the Advisor

14.2*	Code of Ethics and Business Conduct of the Registrant

14.3*	Code of Ethics for Chief Executive and Senior Financial Officers

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)

*	Filed herewith.
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(4)	Previously filed with the Registrant’s Form 10-K dated as of December 31, 2005.
(5)	Previously filed with the Registrant’s Form 8-K dated as of May 15, 2020.
(6)	Previously filed with the Registrant’s Form 8-K dated as of June 29, 2016.
(7)	Previously filed with the Registrant’s Form 8-K dated as of June 13, 2017.
(8)	Previously filed with the Registrant’s Form 8-K dated as of April 29, 2021.
(9)	Previously filed with the Registrant’s Form 8-K dated as of April 30, 2018.
(10)	Previously filed with the Registrant’s Form 10-Q for the period ended March 31, 2020.
(11)	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

By:	/s/ JAMES E. KEENAN
James E. Keenan
Interim Chief Executive Officer

March 2, 2022

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

	SIGNATURE	TITLE	DATE

/s/	JAMES E. KEENAN	Interim Chief Executive Officer (principal executive officer) and Chairman of the Board of Directors	March 2, 2022
James E. Keenan

/s/	NIK SINGHAL	President	March 2, 2022
Nik Singhal

/s/	ABBY MILLER	Chief Financial Officer and Treasurer	March 2, 2022
	Abby Miller	(principal financial and accounting officer)

/s/	JOHN R. BARON	Director	March 2, 2022
John R. Baron

/s/	JERROLD B. HARRIS	Director	March 2, 2022
Jerrold B. Harris

/s/	WILLIAM E. MAYER	Director	March 2, 2022
William E. Mayer

/s/	MERIDEE A. MOORE	Director	March 2, 2022
Meridee A. Moore

/s/	MAUREEN K. USIFER	Director	March 2, 2022
Maureen K. Usifer