Form 10-Q
period 2022-03-31
BlackRock Capital Investment Corp
filed 2022-05-02
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at April 29, 2022 was 73,741,477.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $487,539,706 and $520,501,274)	$491,006,357	$526,504,945
Non-controlled, affiliated investments (cost of $4,974,043 and $5,027,616)	4,660,863	4,131,978
Controlled investments (cost of $89,097,765 and $89,097,765)	22,083,000	21,927,071
Total investments at fair value (cost of $581,611,514 and $614,626,655)	517,750,220	552,563,994
Cash and cash equivalents	10,588,855	12,750,121
Interest, dividends and fees receivable	2,837,619	3,671,722
Deferred debt issuance costs	1,398,905	1,511,418
Receivable for investments sold	83,157	690,550
Prepaid expenses and other assets	607,910	788,469
Total assets	$533,266,666	$571,976,274

Liabilities
Debt (net of deferred issuance costs of $194,703 and $425,272)	$171,555,297	$196,875,330
Distributions payable	7,380,270	7,392,972
Interest and debt related payables	2,371,204	601,379
Management fees payable	2,059,864	2,122,519
Income incentive fees payable (see Note 3)	19,013	170,002
Accrued capital gains incentive fees (see Note 3)	1,073,068	1,544,569
Accrued administrative expenses	365,507	384,225
Payable for investments purchased	21,196	11,679,798
Accrued expenses and other liabilities	1,516,805	1,553,507
Total liabilities	186,362,224	222,324,301

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,478,251 and 84,478,251 issued and 73,770,679 and 73,876,987 outstanding	84,478	84,478
Paid-in capital in excess of par	848,022,547	852,360,178
Distributable earnings (losses)	(432,272,960)	(434,303,297)
Treasury stock at cost, 10,707,572 and 10,601,264 shares held	(68,929,623)	(68,489,386)
Total net assets	346,904,442	349,651,973
Total liabilities and net assets	$533,266,666	$571,976,274

Net assets per share	$4.70	$4.73

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$11,606,903	$8,049,250
Non-controlled, affiliated investments	—	11,867
Controlled investments	—	583,200
PIK interest income:
Non-controlled, non-affiliated investments	123,018	780,679
Non-controlled, affiliated investments	115,896	119,029
Dividend income (excluding PIK):
Non-controlled, affiliated investments	—	71,500
Controlled investments	—	511,067
PIK dividend income:
Non-controlled, non-affiliated investments	75,882	—
Other income:
Non-controlled, non-affiliated investments	260,588	146,032
Total investment income	12,182,287	10,272,624

Operating expenses
Interest and other debt expenses	2,728,951	2,753,096
Management fees	2,059,864	1,799,766
Incentive fees on income	19,013	—
Incentive fees on capital gains(1)	(471,501)	—
Administrative expenses	365,507	322,115
Professional fees	302,857	412,159
Insurance expense	199,758	199,364
Director fees	153,125	153,125
Investment advisor expenses	25,819	87,500
Other operating expenses	303,799	355,282
Total expenses, before incentive fee waiver	5,687,192	6,082,407
Incentive fee waiver (see Note 3)	—	—
Total expenses, net of incentive fee waiver	5,687,192	6,082,407

Net investment income(1)	6,495,095	4,190,217

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	825,913	(646,274)
Non-controlled, affiliated investments	—	(7,989,591)
Controlled investments	—	(2,290,143)
Net realized gain (loss)	825,913	(10,926,008)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(2,537,021)	9,868,556
Non-controlled, affiliated investments	582,458	6,834,973
Controlled investments	155,929	6,137,248
Foreign currency translation	—	96,019
Net change in unrealized appreciation (depreciation)	(1,798,634)	22,936,796
Net realized and unrealized gain (loss)	(972,721)	12,010,788

Net increase (decrease) in net assets resulting from operations	$5,522,374	$16,201,005

Net investment income per share—basic(1)	$0.09	$0.06
Earnings (loss) per share—basic(1)	$0.07	$0.22
Weighted average shares outstanding—basic	73,822,190	74,436,429
Net investment income per share—diluted(1)	$0.09	$0.06
Earnings (loss) per share—diluted(1)	$0.07	$0.20
Weighted average shares outstanding—diluted (see Note 8)	90,815,927	91,430,166

(1)

Net investment income and per share amounts displayed above are net of the reversal for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the three month period ended March 31, 2022 (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973
Cumulative effect of adjustment for the adoption of ASU 2020-06(1)	—	—	(4,337,631)	3,888,233	—	(449,398)
Repurchase of common stock	(106,308)	—	—	—	(440,237)	(440,237)
Net investment income	—	—	—	6,495,095	—	6,495,095
Net realized and unrealized gain (loss)	—	—	—	(972,721)	—	(972,721)
Distributions to common stockholders(2)	—	—	—	(7,380,270)	—	(7,380,270)
Balance at March 31, 2022	73,770,679	$84,478	$848,022,547	$(432,272,960)	$(68,929,623)	$346,904,442

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2020	74,466,665	$84,478	$858,079,713	$(476,857,055)	$(66,296,859)	$315,010,277
Repurchase of common stock	(256,062)	—	—	—	(869,726)	(869,726)
Net investment income	—	—	—	4,190,217	—	4,190,217
Net realized and unrealized gain (loss)	—	—	—	12,010,788	—	12,010,788
Distributions to common stockholders(2)	—	—	—	(7,441,594)	—	(7,441,594)
Balance at March 31, 2021	74,210,603	$84,478	$858,079,713	$(468,097,644)	$(67,166,585)	$322,899,962

(1)	See Notes 2 and 4 for further information related to the adoption of ASU 2020-06.
(2)

Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2). For the three months ended March 31, 2022, it is estimated that $885,175 out of the total $7,380,270 distribution was from a return of capital based on book income.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$5,522,374	$16,201,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(825,913)	10,926,008
Change in unrealized (appreciation) depreciation of investments	1,798,634	(22,840,777)
Change in unrealized (appreciation) depreciation on foreign currency translation	—	(96,019)
Interest and dividend income paid in kind	(314,796)	(899,708)
Net amortization of investment discounts and premiums	(800,203)	(390,583)
Amortization of deferred debt issuance costs	343,082	370,152
Amortization of original issue discount on debt	—	231,690
Changes in assets and liabilities:
Purchase of investments	(43,688,548)	(53,898,523)
Proceeds from disposition of investments	78,654,133	87,967,775
Decrease (increase) in interest, dividends and fees receivable	824,571	129,822
Decrease (increase) in receivable for investments sold	607,393	(9,111,440)
Decrease (increase) in prepaid expenses and other assets	180,559	36,452
Increase (decrease) in payable for investments purchased	(11,658,602)	(5,919,924)
Increase (decrease) in interest and debt related payables	1,769,825	1,891,482
Increase (decrease) in management fees payable	(62,655)	(513,681)
Increase (decrease) in income incentive fees payable	(150,989)	—
Increase (decrease) in accrued capital gains incentive fees	(471,501)	—
Increase (decrease) in accrued administrative expenses	(18,718)	(66,949)
Increase (decrease) in accrued expenses and other liabilities	(36,703)	(620,770)
Net cash provided by (used in) operating activities	31,671,943	23,396,012

Financing activities
Draws on credit facility	37,000,000	3,000,000
Repayments of credit facility draws	(63,000,000)	(41,800,000)
Distributions paid to common stockholders	(7,392,972)	—
Repurchase of common shares	(440,237)	(869,726)
Net cash provided by (used in) financing activities	(33,833,209)	(39,669,726)

Net increase (decrease) in cash and cash equivalents	(2,161,266)	(16,273,714)
Cash and cash equivalents at beginning of period	12,750,121	23,332,831
Cash and cash equivalents at end of period	$10,588,855	$7,059,117

Supplemental cash flow information
Interest payments	$381,717	$57,432
Tax payments	$20,464	$20,050

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

March 31, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Aerospace & Defense
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	6.75%	5/31/2024	$6,632,653	$6,602,606	$6,632,653
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	6.75%	5/31/2024	$1,709,184	1,704,969	1,709,184
Unanet, Inc.	First Lien Revolver	LIBOR(M)	—	6.25%	6.75%	5/31/2024	$816,327	812,641	816,327
								9,120,216	9,158,164
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	7.75%	4/15/2026	$2,601,076	2,568,965	2,601,076
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	7.75%	4/15/2026	$—	(2,823)	—	N/S
								2,566,142	2,601,076
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	4/30/2027	$2,190,962	2,152,515	2,208,490
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	6.76%	4/30/2027	$340,588	324,538	348,157	S
								2,477,053	2,556,647
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$500,000	486,201	505,000
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$560,228	534,313	560,228
								1,020,514	1,065,228
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	7.00%	11/7/2026	$1,597,222	1,587,297	1,571,667
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(S)	1.00%	6.00%	7.00%	11/7/2026	$351,405	349,091	345,782
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.00%	7.00%	11/7/2026	$486,614	483,492	478,828
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$2,615,252	2,578,542	2,581,254
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.00%	8/31/2029	$—	(3,111)	(5,818)	N/S
								4,995,311	4,971,713
Construction & Engineering
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	8/10/2027	$3,189,333	3,115,040	3,103,221
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.50%	8/10/2027	$682,434	652,520	629,789	S
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.51%	11/23/2027	$—	(19,673)	(22,562)	N/S
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	6.75%	12/16/2026	$2,500,000	2,440,242	2,468,750
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	1/13/2026	$2,493,768	2,455,123	2,453,867
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	1/13/2026	$838,529	825,376	825,113
								9,468,628	9,458,178
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	8.75%	6/30/2026	$12,067,927	11,828,444	12,188,607

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	12/14/2029	$2,229,219	2,180,500	2,171,259
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	12/14/2029	$—	(4,575)	(10,062)	N/S
PVHC Holding Corp.	First Lien Term Loan	LIBOR(Q)	1.00%	4.75%	5.76%	8/2/2024	$10,257,950	9,019,637	9,334,735
								11,195,562	11,495,932
Distributors
Colony Display LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	6/30/2026	$2,364,639	2,324,144	2,288,971
Colony Display LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.50%	7.51%	6/30/2026	$—	2,365	(38,120)	N/S
								2,326,509	2,250,851
Diversified Consumer Services
Elevate Brands OpCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	9.50%	3/15/2027	$7,900,095	7,785,669	7,748,170	S
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	10.00%	9/30/2025	$12,536,007	12,632,864	12,590,486	H/J/S
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$1,595,744	1,595,744	2,897,872	D/H/J
SellerX Germany GmbH & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	9.01%	11/23/2025	$5,797,432	5,705,626	5,493,582	H/J/S
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.01%	12/18/2026	$7,357,751	7,249,277	7,210,596	P
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.01%	12/18/2026	$3,084,024	3,008,386	2,967,765	P/S
Whele LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	10/15/2025	$6,842,404	6,892,856	6,835,562
								44,870,422	45,744,033

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$6,588,830	$6,483,648	$6,538,755
2-10 Holdco, Inc.	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	3/26/2026	$—	(3,834)	(1,826)	N/S
Callodine Commercial Finance, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.01%	11/3/2025	$25,000,000	25,000,000	25,200,000
Callodine Commercial Finance, LLC	Delayed Draw Term Loan	LIBOR(Q)	1.00%	9.00%	10.01%	11/3/2025	$—	—	64,516	S
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR (Q)	0.25%	8.50%	8.94%	10/8/2026	$5,000,000	5,000,000	5,000,000	T
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	14.00%	10/31/2021	$41,861,533	41,861,533	22,083,000	G/R/U
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	7/5/2026	$5,000,000	4,919,649	4,915,000
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.25%	2/11/2025	$11,300,000	11,128,920	11,028,800	H/J
								94,389,916	74,828,245
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$1,414,105	1,394,734	1,420,185
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	7.75%	6/2/2029	$2,911,392	2,858,130	2,923,911
								4,252,864	4,344,096
Electrical Equipment
Advanced Lighting Technologies, Inc.	Second Lien Sr Secured Notes	LIBOR(Q)	2.00%	16.00% PIK + 6.00% Cash	26.00%	3/16/2027	$2,060,482	935,927	659,354	D/I/R/U

Health Care Equipment & Supplies
Zest Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	3/14/2026	$15,000,000	14,922,330	14,850,000

Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	6/28/2028	$2,686,500	2,636,970	2,498,445
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(S)	—	7.50%	7.85%	10/26/2026	$5,769,231	5,761,641	5,769,231
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	10.00%	11/13/2028	$6,554,543	6,382,602	6,488,998
Tempus, LLC (Epic Staffing)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.01%	2/5/2027	$6,090,061	5,988,510	6,171,252	S
								20,769,723	20,927,926
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$2,875,899	2,829,466	2,789,622
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(3,262)	(5,752)	N/S
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$7,968,992	7,875,599	8,048,682
CareATC, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	3/14/2024	$—	(2,797)	—	N/S
ESO Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.00%	8.00%	5/3/2027	$8,380,593	8,227,199	8,388,974
ESO Solutions, Inc.	First Lien Revolver	SOFR(S)	1.00%	7.00%	8.00%	5/3/2027	$—	(10,471)	—	N/S
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$2,016,737	2,007,692	2,038,922
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	7.06%	7/23/2024	$4,500,000	4,466,741	4,545,000
Sandata Technologies, LLC	First Lien Revolver	LIBOR(Q)	—	6.00%	6.56%	7/23/2024	$200,000	196,429	200,000	S
								25,586,596	26,005,448
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.50%	3/18/2028	$9,035,066	8,892,985	8,908,575
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$1,948,449	1,918,353	1,888,047
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	7.25%	10/1/2026	$66,667	62,867	58,917	S
								10,874,205	10,855,539
Internet & Catalog Retail
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	8.75%	12/14/2028	$4,673,472	4,612,502	4,603,370

Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	9.63%	10/25/2029	$7,166,565	7,026,971	6,987,400	P
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.00%	7/27/2029	$7,000,000	6,906,202	6,921,250	P
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$11,002,285	10,856,878	10,694,221
MetricStream, Inc.	First Lien Incremental Term Loan (3.25% Exit Fee)	LIBOR(Q)	1.00%	8.00%	9.00%	9/28/2024	$1,466,971	1,438,805	1,415,627
Persado, Inc.	First Lien Delayed Draw Term Loan (4.25% Exit Fee)	LIBOR(M)	1.80%	7.00%	8.80%	2/1/2025	$1,562,500	1,553,445	1,543,750
Pluralsight, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$12,069,635	11,859,233	11,792,032
Pluralsight, Inc.	First Lien Revolver	LIBOR(S)	1.00%	8.00%	9.00%	4/6/2027	$—	(15,575)	(21,398)	N/S
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	8.46%	4/2/2027	$5,512,958	5,438,222	5,512,958

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Reveal Data Corporation et al	First Lien Term Loan	SOFR(S)	1.00%	6.50%	7.50%	3/9/2028	$2,583,930	$2,519,893	$2,519,332
Suited Connector, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$1,431,818	1,404,274	1,410,341
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.00%	12/1/2027	$—	(3,033)	(5,114)	N/S
Suited Connector, LLC	First Lien Revolver	LIBOR(M)	1.00%	6.00%	7.00%	12/1/2027	$45,455	41,135	42,045	S
								49,026,450	48,812,444
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	8.35%	5/28/2029	$5,000,000	4,955,266	5,050,000
Idera, Inc.	Second Lien Term Loan	LIBOR(S)	0.75%	6.75%	7.50%	2/4/2029	$2,867,296	2,848,197	2,817,118
Puppet, Inc.	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	8.50%	9.50%	6/19/2023	$1,000,000	988,115	982,000
								8,791,578	8,849,118
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$1,441,147	1,416,877	1,469,970
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	7.75%	8/5/2026	$3,884,939	3,822,102	3,962,637
								5,238,979	5,432,607
Media
MBS Opco, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	10.00%	12/29/2022	$14,362,500	14,362,500	14,362,500
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	7.46%	10/19/2026	$3,131,760	2,891,734	3,015,102	P
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.50%	8/23/2026	$3,714,018	3,641,955	3,639,737
								20,896,189	21,017,339
Metals & Mining
Kemmerer Operations, LLC (WMLP)	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$3,080,595	3,080,595	3,080,595	D/F/S

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$9,443,570	9,230,900	9,227,898
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$—	(13,164)	(20,101)	N/S
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	7.00%	11/30/2026	$—	(19,864)	(20,101)	N/S
								9,197,872	9,187,696
Professional Services
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.26%	6/13/2025	$9,228,368	9,110,155	9,191,454
Dude Solutions Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	7.26%	6/13/2025	$487,575	472,721	482,699	S
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	8.00%	5/14/2029	$5,000,000	4,956,166	5,020,000
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$9,892,491	9,728,268	9,941,953	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	8.75%	9.75%	2/17/2025	$5,300,000	5,215,630	5,326,500	H/J
RigUp, Inc.	First Lien Delayed Draw Term Loan (3.5% Exit Fee)	LIBOR(M)	1.50%	7.00%	8.50%	3/1/2024	$500,000	494,820	491,500
TLE Holdings, LLC	First Lien Term Loan	LIBOR(S)	1.00%	5.50%	6.50%	6/28/2024	$3,850,371	3,507,097	3,580,845
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	5.50%	6.50%	6/28/2024	$985,503	897,642	916,518
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(Q)	0.75%	6.75%	7.76%	8/4/2026	$1,064,655	1,058,462	1,048,685
								35,440,961	36,000,154
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$1,866,667	1,866,667	1,855,467	J
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	8.00%	3/21/2027	$4,661,332	4,568,567	4,568,106
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	8.00%	3/21/2027	$—	788	(134,661)	N/S
								6,436,022	6,288,912
Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	SOFR(S)	1.00%	7.25%	8.37%	4/8/2025	$15,000,000	14,817,144	14,835,000

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Term Loan	SOFR(S)	1.00%	6.25%	7.25%	12/29/2027	$1,935,325	1,896,882	1,877,265
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Revolver	SOFR(S)	1.00%	6.25%	7.25%	12/29/2026	$—	(81,034)	(41,374)	N/S
								1,815,848	1,835,891
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	8.50%	12/29/2025	$2,416,867	2,394,215	2,383,514
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	8.00%	3/11/2027	$2,775,366	2,747,612	2,747,612
The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments (continued)
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.00%	4/13/2027	$4,318,625	$4,251,841	$4,219,298	D
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(5,162)	(7,064)	N/S
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(S)	1.00%	7.75%	8.75%	4/30/2026	$5,025,748	4,900,344	5,040,825
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	—	6.75%	10.25%	4/30/2026	$164,264	148,125	164,264	S
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(Q)	—	7.75%	8.26%	9/6/2027	$4,809,535	4,756,925	4,809,535
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(M)	0.75%	6.50%	7.25%	9/8/2027	$2,833,333	2,794,085	2,804,433
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	6.50%	7.25%	9/8/2027	$—	(1,694)	(2,833)	N/S
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	7.39%	9/8/2027	$194,445	190,649	191,611	S
Elastic Path Software Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	8.50%	1/6/2026	$1,893,754	1,876,304	1,871,407	H/J
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	1.00%	3.00% Cash + 3.00% PIK	7.00%	12/17/2027	$1,506,667	1,477,473	1,471,411	D
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.00% Cash + 3.00% PIK	7.00%	12/17/2027	$—	(2,411)	(6,240)	D/N/S
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.00%	12/17/2027	$—	(2,539)	(3,120)	N/S
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	8.50%	9/15/2025	$2,349,466	2,308,684	2,308,350
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.00%	9/24/2026	$1,558,944	1,530,771	1,513,578
Rhode Holdings, Inc. (Kaseya)	First Lien Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 1.00% PIK	7.50%	5/2/2025	$5,461,434	5,407,071	5,461,434	D
Rhode Holdings, Inc. (Kaseya)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.50% Cash + 1.00% PIK	7.50%	5/2/2025	$946,445	935,991	946,445	D/S
Rhode Holdings, Inc. (Kaseya)	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	5/2/2025	$—	(3,607)	—	N/S
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	8.56%	3/31/2027	$3,713,901	3,650,220	3,702,759	D/H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	8.56%	3/31/2027	$—	(6,834)	(1,229)	D/H/J/N/S
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$3,016,305	2,964,438	3,028,370	H/J
SEP Vulcan Acquisition, Inc. (Tasktop) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	7.00%	8.00%	3/16/2027	$—	(7,132)	—	H/J/N/S
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	6.75%	8/31/2027	$4,651,954	4,561,368	4,619,390
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	LIBOR(Q)	1.00%	5.75%	6.75%	8/31/2026	$—	(6,079)	(2,306)	N/S
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	8/2/2027	$845,364	824,900	862,271
Zilliant Incorporated	First Lien Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$1,508,333	1,480,163	1,472,133	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50% PIK	7.25%	12/21/2027	$—	(3,361)	(8,889)	D/N/S
Zilliant Incorporated	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$—	(2,826)	(3,556)	N/S
								49,159,534	49,583,403
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	6.01%	2/12/2025	$170,199	164,030	147,435	P
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	979,917	922,000
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.25%	7/2/2026	$7,286,261	7,160,719	7,431,987
								8,304,666	8,501,422
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	8.00%	2/17/2026	$5,403,099	5,307,734	5,034,442	H/J/S

Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	7.26%	9/8/2027	$6,666,667	6,574,301	6,710,667
James Perse Enterprises, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	7.26%	9/8/2027	$—	1,168	—	S
								6,575,469	6,710,667
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	7.00%	8.50%	8/2/2023	$13,007,747	12,963,490	12,851,654

Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	4/8/2027	$3,539,347	3,472,810	3,465,021
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	8.25%	4/8/2027	$—	(10,486)	(24,775)	N/S
								3,462,324	3,440,246
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	7.26%	9/17/2026	$4,975,000	4,861,481	4,829,730	H/J

Total Debt Investments - 145.5% of Net Assets								521,589,200	504,855,727

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	46,398	C/I
					1,862,881	46,398
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,597	125,868	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,597	125,868
Diversified Consumer Services
Elevate Brands Holdco Inc.	Warrants to Purchase Common Stock		3/14/2032	66,428	—	—	C/I
Elevate Brands Holdco Inc.	Warrants to Purchase Preferred Stock		3/14/2032	33,214	—	—	C/I
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares		11/23/2028	48	—	163,063	C/H/I/J
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	2,339,774	C/H/I/J
					—	2,502,837
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,684	—	C/G/R
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	190,631	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	5,558	C/H/I/J
					47,236,232	196,189
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	5,023,500	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	450,000	100,544	242,250	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	500,000	873,223	C/M

Metals & Mining
Kemmerer Holdings, LLC (WMLP)	Limited Partnership/Limited Liability Company Interests			8	753,851	1,454,400	C/F/K

Oil, Gas & Consumable Fuels
ETX Energy Management Company, LLC	Limited Partnership/Limited Liability Company Interests			53,815	—	—	C
ETX Energy, LLC	Limited Partnership/Limited Liability Company Interests			51,119	—	—	C/L
					—	—
Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	2,519,299	2,429,828	D/I

Total Equity Securities - 3.7% of Net Assets					60,022,314	12,894,493

Total Investments - 149.2% of Net Assets					$581,611,514	$517,750,220

Cash and Cash Equivalents - 3.1% of Net Assets						$10,588,855

Total Cash and Investments - 152.3% of Net Assets						$528,339,075

Notes to Consolidated Schedules of Investments:

(A)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(C)	Non-income producing equity securities at March 31, 2022.
(D)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective yield basis.

(E)

Approximately 98.7% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 91.9% of the fair value of such senior secured loans have floors of 0.50% to 1.80%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2022 of all contracts within the specified loan facility.

(F)

Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940 (the “1940 Act”), whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2022

(Unaudited)

(G)

Transaction and other information for “controlled” investments under the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.

(H)	Non-U.S. company or principal place of business outside the U.S.
(I)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933 (the “Securities Act”), or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 3.2% of the Company’s net assets at March 31, 2022. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of March 31, 2022:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Advanced Lighting Technologies, LLC, Senior Secured Notes	3/16/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Stitch Holdings, L.P., Limited Partnership Interests	7/30/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Elevate Brands Holdco Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco Inc., Warrants to Purchase Preferred Stock	3/14/2022

(J)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of March 31, 2022, approximately 13.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(N)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(O)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(Q)	As of March 31, 2022, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(R)

The investment is on non-accrual status as of March 31, 2022 and therefore non-income producing. At March 31, 2022, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 4.5% and 14.1%, respectively.

(S)

Position or associated portfolio company thereof has an unfunded commitment as of March 31, 2022 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein.

(T)	This investment will have a first lien security interest after the senior tranches are repaid.
(U)	Total coupon includes default interest.

LIBOR and SOFR reset monthly (M), quarterly (Q), semiannually (S), or annually (A).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

March 31, 2022

(Unaudited)

Non-Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2021	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions(3)	Dispositions(4)	Fair Value at March 31, 2022
AGY Equity, LLC:
Class A Preferred Stock	$—	$251,736	$—	$(125,868)	$—	$—	$125,868
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Senior Secured Loan, First Lien	114,726	3,091,618	—	—	114,731	(125,754)	3,080,595
Delayed Draw Term Loan, First Lien	1,170	42,550	—	—	1,188	(43,738)	—
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	746,074	—	708,326	—	—	1,454,400
Totals	$115,896	$4,131,978	$—	$582,458	$115,919	$(169,492)	$4,660,863

(1)

The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.

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

The aggregate fair value of non-controlled, affiliated investments at March 31, 2022 represents 1.3% of the Company’s net assets.

Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2021	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation	Acquisitions(3)	Dispositions(4)	Fair Value at March 31, 2022
Gordon Brothers Finance Company:
Unsecured Debt	$—	$21,927,071	$—	$155,929	$—	$—	$22,083,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$—	$21,927,071	$—	$155,929	$—	$—	$22,083,000

(1)	The issuers of securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)	Also includes fee income as applicable.
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

The aggregate fair value of controlled investments at March 31, 2022 represents 6.4% of the Company’s net assets.

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

(F)

Transaction and other information for “non-controlled, affiliated” investments under the 1940 Act, whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.

(G)

Transaction and other information for “controlled” investments under the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is presented in a separate table in Consolidated Schedules of Investments.

(H)	Non-U.S. company or principal place of business outside the U.S.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

(I)

Securities are either exempt from registration under Rule 144A of the Securities Act, or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represented 3.3% of the Company’s net assets as of December 31, 2021. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of December 31, 2021:

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

(N)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(O)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(Q)	As of December 31, 2021, the Company generally uses GICS codes to identify the industry groupings. This information is unaudited.
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

(1)

The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.

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

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2021

Controlled Affiliate Security(1)	Dividends or interest(2)	Fair Value at December 31, 2020	Net realized gain (loss)	Net increase or decrease in unrealized appreciation or depreciation(5)	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2021
BCIC Senior Loan Partners, LLC:
Limited Liability Co. Interest	$1,647,661	$36,150,259	$(21,980,389)	$25,758,053	$—	$(39,927,923)	$—	†
First Boston Construction Holdings, LLC:
Subordinated Debt	163,125	32,625,000	—	—	—	(32,625,000)	—	†
Limited Liability Co. Interest	—	4,557,035	(2,290,144)	3,599,215	—	(5,866,106)	—	†
Gordon Brothers Finance Company:
Unsecured Debt	—	22,850,000	—	504,323	—	(1,427,252)	21,927,071
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Red Apple Stores Inc.:
Senior Secured Loan, Second Lien	555,446	14,785,933	(1,474,033)	2,016,263	—	(15,328,163)	—	†
Preferred Stock	—	—	—	—	—	—	—	†
Common Stock	—	—	(6,751,452)	6,751,452	—	—	—	†
Totals	$2,366,232	$110,968,227	$(32,496,018)	$38,629,306	$—	$(95,174,444)	$21,927,071

(1)	The issuers of the securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)	Also includes fee income as applicable.
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

Unaudited Interim Consolidated Financial Statements

Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2022.

The interim financial information at March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

At March 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	27,249,548	—	—	27,249,548
3	Valuation sources that employ significant unobservable inputs	448,941,825	28,664,354	12,894,493	490,500,672
Total		$476,191,373	$28,664,354	$12,894,493	$517,750,220

(1)	Includes senior secured loans.
(2)	Includes senior secured notes, unsecured debt and subordinated debt.
(3)	For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$382,986,536	Income approach	Discount rate	10.3% - 10.9% (10.6%)
	63,057,417	Market quotations	Indicative bid/ask quotes	1 (1)
	2,897,872	Option Pricing Model	Revenue multiple	4.3x - 4.8x (4.5x)
			Implied volatility	60.0% - 70.0% (65.0%)
			Term	2.5 years - 3.5 years (3.0 years)
Other Corporate Debt	28,005,000	Income approach	Discount rate	11.6% - 13.2% (12.4%)
	659,354	Market comparable companies	Revenue multiples	0.2x - 0.2x (0.2x)
Equity	3,067,144	Option Pricing Model	EBITDA/Revenue multiples	5.1x - 5.5x (5.3x)
			Implied volatility	57.6% - 67.6% (62.6%)
			Term	2.4 years - 3.4 years (2.9 years)
	5,896,723	Market comparable companies	EBITDA multiples	5.9x - 6.8x (6.3x)
	3,884,228	Income approach	Discount rate	21.5% - 25.5% (23.5%)
	46,398	Market comparable companies	Revenue multiples	1.9x - 2.1x (2.0x)
$490,500,672

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value.
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended March 31, 2022 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$483,970,602	$28,568,871	$12,489,257	$525,028,730
Net realized and unrealized gains (losses)	(1,920,705)	93,986	314,177	(1,512,542)
Acquisitions(1)	44,692,563	1,497	91,059	44,785,119
Dispositions	(77,800,635)	—	—	(77,800,635)
Ending balance(2)	$448,941,825	$28,664,354	$12,894,493	$490,500,672

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,721,840)	$78,547	$314,177	$(1,329,116)

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	During the three months ended March 31, 2022 there were no transfers between levels.

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	27,535,264	—	—	27,535,264
3	Valuation sources that employ significant unobservable inputs	483,970,602	28,568,871	12,489,257	525,028,730
Total		$511,505,866	$28,568,871	$12,489,257	$552,563,994

(1)	Includes senior secured loans.
(2)	Includes senior secured notes, unsecured debt and subordinated debt.
(3)	For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$428,335,957	Income approach	Discount rate	9.0% - 9.6% (9.3%)
	50,067,281	Market quotations	Indicative quotes	1 (1)
	3,134,168	Market comparable companies	EBITDA multiples	1.0x - 1.2x (1.1x)
	2,433,196	Option Pricing Model	Revenue multiple	4.5x - 5.0x (4.8x)
			Implied volatility	60.0% - 70.0% (65.0%)
			Term	2.8 years - 3.8 years (3.3 years)
Other Corporate Debt	27,916,632	Income approach	Discount rate	11.3% - 12.9% (12.1%)
	652,239	Market comparable companies	Revenue multiples	0.2x - 0.2x (0.2x)
Equity	2,333,257	Option Pricing Model	EBITDA/Revenue multiples	4.7x - 5.2x (4.9x)
			Implied volatility	57.3% - 67.0% (62.1%)
			Term	2.6 years - 3.6 years (3.1 years)
	7,475,576	Market comparable companies	EBITDA multiples	5.2x - 5.6x (5.4x)
	2,428,688	Market quotations	Indicative bid/ask quotes	1 (1)
	251,736	Market comparable companies	Revenue multiples	0.6x - 0.8x (0.7x)
$525,028,730

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value.
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

Changes in investments categorized as Level 3 during the three months ended March 31, 2021 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$353,651,555	$61,573,500	$12,301,429	$427,526,484
Net realized and unrealized gains (losses)	3,572,781	959,331	5,243,490	9,775,602
Acquisitions(1)	52,402,725	937,276	3,575,000	56,915,001
Dispositions	(24,497,262)	(34,233,880)	(16,677,562)	(75,408,704)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3(2)	(3,313,999)	—	—	(3,313,999)
Ending balance	$381,815,800	$29,236,227	$4,442,357	$415,494,384

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$4,452,912	$777,703	$3,934,420	$9,165,035

(1)	Includes payments received in kind and accretion of original issue and market discounts, and cost basis impact of non-cash restructures.
(2)	Comprised of one investment that was transferred out of Level 3 into Level 2 due to increased observable market activity.

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents include short-term liquid overnight investments with original maturities of three months or less and may not be insured by the Federal Deposit Insurance Corporation or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy.

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

Derivatives

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at March 31, 2022 and December 31, 2021.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of March 31, 2022 and December 31, 2021 represented 0.9% and 0.7% of the Company’s net assets, respectively. The Company may enter into other derivative instruments and incur other exposures with other counterparties in the future.

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

Income Taxes

The Company intends to comply with the requirements of the Internal Revenue Code of 1986, as amended, applicable to regulated investment companies, and to distribute substantially all of its taxable income to its shareholders. Therefore, no U.S. federal income tax provision is required.

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of March 31, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2021, the Company had non-expiring capital loss carryforwards in the amount of $402,453,454 available to offset future realized capital gains.

As of December 31, 2021, gross unrealized appreciation and depreciation for investments based on cost for U.S. federal income tax purposes were as follows:

December 31, 2021
Tax basis of investments	$573,715,741

Unrealized appreciation	9,337,793
Unrealized depreciation	(30,489,540)
Net unrealized depreciation	$(21,151,747)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. The impact of the Company’s adoption under the modified retrospective basis required a cumulative effect adjustment to opening net assets for the remaining unamortized original issue discount on the 2022 Convertible Notes, an increase to the Company’s debt balance as a result of the recombination of the equity conversion component of the 2022 Convertible Notes to bring the balance to par, net of deferred issuance costs, and a lower interest expense on the Consolidated Statements of Operations. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

3. Management Fees, Incentive Fees and Other Expenses

Investment Management Agreement

On May 2, 2020, the Company and the Advisor, amended and restated the previous investment management agreement (the “Current Management Agreement”), which reduced the Company’s base management fee (“Management Fee”) and incentive management fee (“Incentive Fee”) rates, which are further described below. For terms prior to the Current Management Agreement, refer to the Company’s Form 10-K as filed with the SEC on March 2, 2022.

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

For the three months ended March 31, 2022 and 2021 the Company incurred $2,059,864 and $1,799,766, respectively, in Management Fees under the Current Management Agreement.

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

For purposes of calculating the Incentive Fee, (i) “Annualized Rate of Return” is computed by reference to the sum of (x) the aggregate distributions to common stockholders for the period in question and (y) the change in net assets attributable to common stock (before taking into account any Incentive Fees otherwise payable during such period); (ii) “net assets attributable to common stock” means total assets less indebtedness and preferred stock; and (iii) “Pre-Incentive Fee Net Investment Income” means net investment income (as determined in accordance with U.S. GAAP) accrued by the Company during the calendar quarter excluding any accruals for or payments in respect of the Incentive Fee.

For the three months ended March 31, 2022 and 2021, the Company incurred $19,013 and zero, respectively, in Incentive Fees on income. Additionally, there was no waiver for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, there was $19,013 and $170,002, respectively, of Incentive Fees payable based on income.

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

The Company is required under GAAP to accrue an Incentive Fee on capital gains on a hypothetical liquidation basis, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrued Incentive Fee on capital gains assumes all unrealized capital appreciation and depreciation is realized in order to reflect an Incentive Fee on capital gains (if any) that would be payable at each measurement date, even though unrealized capital appreciation is not permitted to be considered in determining the Incentive Fee on capital gains actually payable on an annual basis under the Current Management Agreement. If such amount is positive at the end of the period, an Incentive Fee on capital gains is accrued equal to 17.5% of such amount, for periods ended after May 2,

2020, less the amount of any Incentive Fees on capital gains already accrued in prior periods. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fee expense on capital gains accrued in a prior period.

Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the three months ended March 31, 2022 and 2021 were $(471,501) and zero, respectively. As of March 31, 2022 and December 31, 2021, the balance of accrued Incentive Fees on capital gains was $1,073,068 and $1,544,569, respectively. However, no Incentive Fees on capital gains were realized and payable to the Advisor as of such dates. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Current Management Agreement.

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

4. Debt

Debt is comprised of a senior secured revolving credit facility dated as of February 19, 2016 (as amended, amended and restated, supplemented or otherwise modified from time to time, including as amended and restated by the sixth amendment thereto, dated as of April 23, 2021, the “Credit Facility”) and unsecured convertible senior notes due June 2022 issued by the Company (the “2022 Convertible Notes”). Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage was 299% and 276%, respectively.

Total debt outstanding and available at March 31, 2022 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(3)	$28,000,000	$237,000,000	(4)	$265,000,000	(5)
2022 Convertible Notes (1,2)	2022	5.00%		143,555,297	—		143,555,297
Debt, net of unamortized issuance costs				$171,555,297	$237,000,000		$408,555,297

(1)	The carrying value of 2022 Convertible Notes was comprised of the following:

March 31, 2022
Principal amount of debt	$143,750,000
Unamortized issuance costs	(194,703)
Carrying value	$143,555,297

(2)	The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Note 2).
(3)

The applicable margin for LIBOR-based borrowings could be either 2.00% or 2.25% depending on a ratio of the borrowing base to certain indebtedness. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain indebtedness.

(4)	Subject to borrowing base and leverage restrictions.
(5)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $325 million.

Total debt outstanding and available at December 31, 2021 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(2)	$54,000,000	$211,000,000	(3)	$265,000,000	(4)
2022 Convertible Notes (1)	2022	5.00%		142,875,330	—		142,875,330
Debt, net of unamortized issuance costs				$196,875,330	$211,000,000		$407,875,330

(1)	The carrying value of 2022 Convertible Notes was comprised of the following:
December 31, 2021
Principal amount of debt	$143,750,000
Original issue discount, net of accretion	(449,398)
Unamortized issuance costs	(425,272)
Carrying value	$142,875,330

(2)

The applicable margin for LIBOR-based borrowings was either 2.00% or 2.25% depending on a ratio of the borrowing base to certain indebtedness. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain indebtedness.

(3)	Subject to borrowing base and leverage restrictions.
(4)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $325 million.

The Company’s weighted average outstanding debt balance during the three months ended March 31, 2022 and 2021 was $207,996,869 and $148,513,956, respectively. The maximum amounts borrowed during the three months ended March 31, 2022 and 2021 were $214,502,411 and $179,823,718, respectively.

The weighted average annual interest cost, including the amortization of original issue discount, for periods prior to January 1, 2022 (refer to the adoption of ASU 2020-06 in Note 2), and amortization of debt issuance costs, for the three months ended March 31, 2022 and 2021 was 4.89% and 6.67%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40%.

Total expenses related to debt for the three months ended March 31, 2022 and 2021 included the following:

	Three Months Ended March 31,
	2022	2021
Stated interest expense	$2,166,898	$1,839,786
Amortization of original issue discount(1)	—	231,690
Amortization of deferred debt issuance costs	343,082	370,152
Total interest expense	2,509,980	2,441,628
Commitment and credit facility fees	218,971	311,468
Total	$2,728,951	$2,753,096

(1)	The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Note 2).

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility and 2022 Convertible Notes is derived by taking the average of the high and low quotes as obtained from a broker. The fair value of the Credit Facility and 2022 Convertible Notes is classified as Level 2 with respect to the fair value hierarchy.

The carrying and fair values of the Company’s outstanding debt as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$28,000,000	$26,600,000	$54,000,000	$51,300,000
2022 Convertible Notes	143,555,297	145,187,500	142,875,330	145,726,563
Total	$171,555,297	$171,787,500	$196,875,330	$197,026,563

At March 31, 2022, the Company was in compliance with all covenants required under the Credit Facility and 2022 Convertible Notes.

Senior Secured Revolving Credit Facility

On April 23, 2021, the Company amended its Credit Facility. Among other items, the amendment (i) extended the maturity date on loans made under the Credit Facility from June 5, 2023 to April 23, 2025, (ii) reduced the aggregate principal amount of the commitments under the Credit Facility from $300,000,000 to $265,000,000, (iii) reduced the amount by which the Company may seek an increase in the commitments under the Credit Facility (subject to satisfaction of certain conditions, including obtaining commitments) from $375,000,000 to $325,000,000, and (iv) revised to require a minimum shareholders’ equity under the Credit Facility to the greater of (i) 33% of the total assets of the Company and its subsidiaries and (ii) $240,000,000 plus 25% of net proceeds from the sale of equity interests by the Company its subsidiaries. Additionally, the Sixth Amendment (i) eliminated the springing maturity date that would have occurred if the 2022 Convertible Notes were not refinanced by March 16, 2022 and (ii) removed certain restrictions on repurchase or prepayment of the 2022 Convertible Notes. For further details on the Company’s Credit Facility including prior amendments, refer to the Company’s Form 10-K as filed with the SEC on March 3, 2021.

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

Prior to the adoption of ASU 2020-06, the Company determined that the embedded conversion options in the 2022 Convertible Notes were not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, at the time of issuance the Company estimated separate debt and equity components, and an original issue discount equal to the equity component was recorded in additional paid-in-capital in the accompanying Consolidated Statements of Assets and Liabilities. As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company has recombined the equity conversion component of our 2022 Convertible Notes outstanding, and now accounts for the 2022 Convertible Notes as a single liability measured at amortized cost. This resulted in a cumulative decrease to additional paid in capital of $4,337,631, offset by a decrease to accumulated loss of $3,888,233 as of January 1, 2022, and an increase to the carrying value of the 2022 Convertible Notes of $449,398 (see Note 2).

The 2022 Convertible Notes contain certain covenants, including covenants requiring the Company to reserve shares of common stock for the purpose of satisfying all obligations to issue the underlying securities upon conversion of the securities and to furnish to holders of the securities upon request, any information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

5. Investments

Purchases of investments, including PIK, for the three months ended March 31, 2022 and 2021 totaled $44,012,876 and $54,870,449, respectively. Proceeds from sales, repayments and other exits of investments for the three months ended March 31, 2022 and 2021 totaled $78,654,133 and $87,967,775, respectively.

At March 31, 2022, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,915,844	$1,581,354
Unsecured debt	41,861,533	22,083,000
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	372,007,733	374,914,254
Second/other priority lien	100,804,090	101,277,119
Total senior secured loans	472,811,823	476,191,373
Preferred stock	40,283,580	2,555,696
Common stock	10,611,548	—
Limited partnership/limited liability company interests	9,011,838	7,351,123
Equity warrants/options	115,348	2,987,674
Total investments	$581,611,514	$517,750,220

At December 31, 2021, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,914,346	$1,641,800
Unsecured debt	41,861,533	21,927,071
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	405,193,486	409,626,942
Second/other priority lien	100,726,036	101,878,924
Total senior secured loans	505,919,522	511,505,866
Preferred stock	40,192,521	2,680,424
Common stock	10,611,548	—
Limited partnership/limited liability company interests	9,011,837	7,475,576
Equity warrants/options	115,348	2,333,257
Total investments	$614,626,655	$552,563,994

Industry Composition

As of March 31, 2022, the Company generally uses GICS to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at March 31, 2022 and December 31, 2021 by GICS.

Industry	March 31, 2022	December 31, 2021
Diversified Financial Services	14.5%	13.6%
Software	9.6	7.7
Internet Software & Services	9.5	11.2
Diversified Consumer Services	9.3	7.0
Professional Services	7.0	6.5
Health Care Technology	5.0	4.4
Media	4.2	3.3
Health Care Providers & Services	4.0	3.7
Health Care Equipment & Supplies	2.9	2.7
Road & Rail	2.9	10.5
Tobacco Related	2.5	2.4
Consumer Finance	2.4	2.3
Containers & Packaging	2.2	2.1
Insurance	2.1	2.0
Construction & Engineering	1.8	1.6
Paper & Forest Products	1.8	—
Aerospace & Defense	1.8	1.7
IT Services	1.7	1.6
Specialty Retail	1.6	1.5
Textiles, Apparel & Luxury Goods	1.3	4.2
Real Estate Management & Development	1.2	0.3
Trading Companies & Distributors	1.1	1.1
Machinery	1.0	1.0
Technology Hardware, Storage & Peripherals	1.0	0.9
Household Durables	1.0	1.1
Commercial Services & Supplies	1.0	0.8
Wireless Telecommunication Services	0.9	0.9
Internet & Catalog Retail	0.9	0.8
Metals & Mining	0.9	0.7
Diversified Telecommunication Services	0.8	0.8
Automobiles	0.5	0.5
Building Products	0.5	0.4
Distributors	0.4	0.4
Semiconductors & Semiconductor Equipment	0.4	—
Capital Markets	0.2	0.2
Electrical Equipment	0.1	0.1
Chemicals	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The geographic composition of the portfolio at fair value at March 31, 2022 was U.S. 86.8%, United Kingdom 7.0%, Germany 4.5%, and Canada 1.7% and at December 31, 2021 was U.S. 88.3%, United Kingdom 6.6%, Germany 3.9%, and Canada 1.2%. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

Market and Credit Risk

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations (see Item 1A. Risk Factors for further details). The impact of epidemics and pandemics such as the coronavirus, could affect the economies of many nations, individual companies and the market in general in ways that cannot necessarily be foreseen at the present time. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their value recorded in the consolidated statements of assets and liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

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

6. Other Related Party Transactions

Advisor Reimbursements

The Current Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three months ended March 31, 2022 and 2021, the Company incurred $25,819 and $87,500, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three months ended March 31, 2022 and 2021 were $89,684 and $64,724, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three months ended March 31, 2022 and 2021, the Company incurred $365,507 and $322,115, respectively, for such administrative services expenses.

Advisor Stock Transactions

At March 31, 2022 and December 31, 2021, BCIA did not own any shares of the Company. At both March 31, 2022 and December 31, 2021, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

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

For the three months ended March 31, 2022 and 2021, declared distributions to common stockholders were as follows:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested distributions paid during quarter (1) (2)
March 1, 2022	March 17, 2022	April 7, 2022	Regular	$0.10	$7,380,270	$698,261

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested distributions paid during quarter (1) (2)
March 2, 2021	March 17, 2021	April 7, 2021	Regular	$0.10	$7,441,594	$—	(3)

(1)	The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash.
(2)	Distributions reinvested through purchase of shares in the open market.
(3)	Distributions reinvested through purchase of shares in the open market subsequent to March 31, 2021 were $541,771.

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

On November 2, 2021, the Company’s Board of Directors authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased (the “Company Repurchase Plan”), in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). As of March 31, 2022, 7,800,586 shares remained available for repurchase.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2022:

	Shares Repurchased	Price Per Share	Total Cost
Company Repurchase Plan	106,308	$4.14	$440,237

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three months ended March 31, 2021:

	Shares Repurchased	Price Per Share	Total Cost
Company Repurchase Plan	256,062	$3.40	$869,726

Since inception of the original repurchase plan through March 31, 2022, the Company has purchased 10,707,572 shares of its common stock on the open market for $68,929,623, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury stock.

8. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$5,522,374	$16,201,005
Weighted average shares outstanding – basic	73,822,190	74,436,429
Earnings (Loss) per share – basic	$0.07	$0.22
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$5,522,374	$16,201,005
Adjustments for interest on unsecured convertible senior notes(1)	—	2,259,134
Net increase (decrease) in net assets resulting from operations, as adjusted	$5,522,374	$18,460,139
Weighted average shares outstanding – diluted(1)	73,822,190	91,430,166
Earnings (Loss) per share – diluted	$0.07	$0.20

(1)	No adjustments for interest or incremental shares were included for the three months ended March 31, 2022 because the effect would be antidilutive.

Diluted earnings (loss) per share is computed using the if-converted method, which assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2022 and December 31, 2021. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2022 and December 31, 2021, the Company had unfunded commitments of $60.8 million across 37 portfolio companies and $49.4 million across 35 portfolio companies, respectively. The aggregate fair value of unfunded commitments at March 31, 2022 and December 31, 2021 was $60.0 million and $49.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$4.73	$4.23

Investment Operations:
Net investment income, before incentive fees	0.08	0.06
Incentive fees(1)	0.01	—
Net investment income(1)	0.09	0.06
Net realized and unrealized gain (loss)	(0.01)	0.16
Total from investment operations	0.08	0.22

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	(0.01)	—

Repurchase of common stock	—	—

Distributions to stockholders(3)	(0.10)	(0.10)

Net asset value, end of period	$4.70	$4.35

Market price at end of period	$4.21	$3.35
Total return based on market price(4)	7.70%	27.85%
Total return based on net asset value(5)	1.68%	5.58%
Shares outstanding at end of period	73,770,679	74,210,603

Ratios to average net assets(6):
Operating expenses, before incentive fees	3.97%	4.20%
Interest and other debt related expenses	3.18%	3.46%
Total expenses, before incentive fees	7.15%	7.66%
Incentive fees(1)	(0.13)%	—
Total expenses, after incentive fees	7.02%	7.66%
Net investment income	7.17%	5.28%

Net assets at end of period	$346,904,442	$322,899,962
Portfolio turnover rate	8%	12%
Weighted average interest rate on debt(7)	4.89%	6.67%
Weighted average debt outstanding	$207,996,869	$148,513,956
Weighted average shares outstanding	73,822,190	74,436,429
Weighted average debt per share(8)	$2.82	$2.00

(1)

For the three months ended March 31, 2022, net investment income per share amount displayed above is net of a hypothetical liquidation basis GAAP accrual (reversal) for incentive fees of $(0.01) per share, or (0.14)% of average net assets, and is also net of incentive fees based on income.

(2)	The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Notes 2 and 4).
(3)

For the three months ended March 31, 2022, $6.5 million out of the total $7.4 million declared distributions were from net investment income based on book income. The amount of distribution related to a return of capital will be adjusted on an annual basis if necessary, and calculated in accordance with federal income tax regulations (see Note 2).

(4)

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

(6)	Annualized, except for incentive fees.
(7)

Weighted average interest rate on debt includes contractual interest, amortization of original issue discount, for periods prior to January 1, 2022 (refer to the adoption of ASU 2020-06 in Note 2), and amortization of debt issuance costs (see Note 4).

(8)	Weighted average debt per share is calculated as weighted average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11. Subsequent events

On April 27, 2022, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on July 7, 2022 to stockholders of record at the close of business on June 16, 2022.

On April 21, 2022, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance on June 9, 2022, of $92.0 million in aggregate principal amount of senior unsecured notes (the “Notes”) in two tranches to qualified institutional investors in a private placement. The Company will issue $35.0 million in aggregate principal amount of Notes with a fixed interest rate of 5.82% with interest to be paid semi-annually on June 9 and December 9 of each year, beginning on December 9, 2022, and $57.0 million in aggregate principal amount of Notes bearing interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.14% with interest to be paid quarterly on March 9, June 9, September 9, and December 9 of each year, beginning on September 9, 2022. In addition, during any time that the rating assigned to the Notes declines below investment grade, the Notes will bear interest at a rate that is increased by 1.00%. The Notes will be issued at a closing which is expected to occur on June 9, 2022, subject to customary closing conditions. The Notes will be due on December 9, 2025 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Company may prepay the Notes at its option, subject to a prepayment premium, in an amount equal to 2% on or before June 9, 2023, 1% after June 9, 2023 but on or before June 9, 2024, 0.5% after June 9, 2024 but on or before June 9, 2025 and zero after June 9, 2025. In addition, the Company will be obligated to offer to repay the Notes at par if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Additionally, the Company has entered into an interest rate swap agreement with a notional value of $35.0 million for the first three years of the Notes’ term, pursuant to which the Company will pay a floating rate of interest equal to SOFR, and will receive a fixed rate of interest equal to 2.633%. Such payments will be due annually. Refer to the Form 8-K as filed with the SEC on April 22, 2022 for more information.

On April 14, 2022, Abby Miller informed the Company of her intention to step down as Chief Financial Officer (“CFO”) and Treasurer of the Company, effective May 6, 2022. Ms. Miller will remain an employee of BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”) and a Director at BlackRock until her departure on May 11, 2022 and has agreed to provide transition assistance with respect to the Company.

On April 19, 2022, the Board of Directors of the Company appointed Chip Holladay as Interim CFO and Treasurer of the Company, effective May 6, 2022.  Mr. Holladay will serve as Interim CFO and Treasurer at the pleasure of the Board of Directors or until he resigns or his successor has been duly elected and qualified.  For more information on Mr. Holladay’s background and experience, refer to the Company’s Form 8-K as filed with the SEC on April 20, 2022.

The Company has reviewed subsequent events occurring through the date that these consolidated financial statements were available to be issued and determined that no subsequent events occurred requiring accrual or disclosure, except as disclosed above and elsewhere in these notes to consolidated financial statements.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2022, approximately 13.2% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At March 31, 2022:

Investment portfolio, at fair value: $517.8 million

Net assets: $346.9 million

Indebtedness, excluding deferred issuance costs: $171.8 million

Net asset value per share: $4.70

Portfolio Activity for the Three Months Ended March 31, 2022:

Cost of investments during period, including PIK: $44.0 million

Sales, repayments and other exits during period: $78.7 million

Number of portfolio companies at end of period: 93

Operating Results for the Three Months Ended March 31, 2022:

Net investment income per share: $0.09

Distributions declared per share: $0.10

Basic earnings (loss) per share: $0.07

Net investment income: $6.5 million

Net realized and unrealized gain (loss): $(1.0) million

Net increase (decrease) in net assets from operations: $5.5 million

Net investment income per share, as adjusted1: $0.08

Basic earnings (loss) per share, as adjusted1: $0.07

Net investment income, as adjusted1: $6.0 million

Net increase (decrease) in net assets from operations, as adjusted1: $5.1 million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the accrued hypothetical liquidation basis incentive fee expense based on capital gains that was recorded, as required by GAAP, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three months ended March 31, 2022. Amounts reflected the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Portfolio and investment activity

We invested approximately $44.0 million, including PIK, during the three months ended March 31, 2022. The new investments consisted of senior secured loans secured by first lien ($43.9 million, or 99.8%) and equity securities ($0.1 million or 0.2%). Additionally, we received proceeds from sales, repayments and other exits of approximately $78.7 million during the three months ended March 31, 2022.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At March 31, 2022, our portfolio of $517.8 million (at fair value) consisted of 93 portfolio companies and was invested approximately 92% in senior secured loans, 5% in unsecured or subordinated debt securities, 3% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $6.3 million at March 31, 2022. Our largest portfolio company investment at fair value was approximately $25.2 million and our five largest portfolio company investments at fair value comprised approximately 18% of our portfolio at March 31, 2022. At December 31, 2021, our portfolio of $552.6 million (at fair value) consisted of 86 portfolio companies and was invested 93% in senior secured loans, 5% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $7.1 million at December 31, 2021. Our largest portfolio company investment at fair value was approximately $37.3 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2021.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19, or other geopolitical or macroeconomic events (see Item 1A. Risk Factors for further details), which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At March 31, 2022, our top three industry concentrations at fair value consisted of Diversified Financial Services (14.5%), Software (9.6%), and Internet Software & Services (9.5%). At December 31, 2021, our top three industry concentrations at fair value consisted of Diversified Financial Services (13.6%), Internet Software & Services (11.2%) and Road & Rail (10.5%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	8.4%	7.4%	8.5%	7.6%
Senior secured loans	8.9%	8.9%	9.0%	9.0%
Other debt securities	1.9%	1.1%	1.9%	1.1%
Debt and income producing equity securities	8.5%	8.2%	8.7%	8.4%

(1)

Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

For the three months ended March 31, 2022 and 2021, the total return based on net asset value was 1.7% and 5.6%, respectively. For the three ended March 31, 2022 and 2021, the total return based on market price was 7.7% and 27.9%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.25 at March 31, 2022 and 1.21 at December 31, 2021. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Grade 1	$428,108,353	$474,466,652
Grade 2	61,750,145	49,356,296
Grade 3	—	—
Grade 4	22,742,354	22,579,310
Not Rated(1)	5,149,368	6,161,736
Total investments	$517,750,220	$552,563,994

(1)

Not Rated category as of March 31, 2022 and December 31, 2021 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. and AGY Equity, LLC. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

Results of operations

Results comparisons for the three months ended March 31, 2022 and 2021.

Investment income

	Three Months Ended
	March 31, 2022	March 31, 2021
Investment income
Interest and fees on senior secured loans	$11,968,684	$9,391,185
Interest and fees on other debt securities	135,907	297,797
Interest earned on short-term investments, cash equivalents	1,814	1,075
Dividends and fees on equity securities	75,882	582,567
Total investment income	$12,182,287	$10,272,624

Total investment income for the three months ended March 31, 2022 increased $1.9 million, or 18.6%, as compared to the three months ended March 31, 2021. The increase was primarily due to a 26.3% higher average balance in senior secured loans, at amortized cost, during the three months ended March 31, 2022, and an increase in fee and other one-time income of $0.6 million period over period as a result of certain exited investments during the quarter. The increase in portfolio size is primarily due to net deployments during 2021, which were substantially all in senior secured debt. These increases are partially offset by a decrease in dividend income of $0.5 million period over period, which is attributable to the exit of BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) during December 2021.

Expenses

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
Interest and other debt expenses	$2,728,951	$2,753,096
Management fees	2,059,864	1,799,766
Incentive fees on income	19,013	—
Incentive fees on capital gains	(471,501)	—
Administrative expenses	365,507	322,115
Professional fees	302,857	412,159
Insurance expense	199,758	199,364
Director fees	153,125	153,125
Investment advisor expenses	25,819	87,500
Other operating expenses	303,799	355,282
Total expenses, before incentive fee waiver	5,687,192	6,082,407
Incentive fee waiver	—	—
Total expenses, net of incentive fee waiver	$5,687,192	$6,082,407

Total expenses, net of incentive fee waiver, decreased $0.4 million, or 6.5%, for the three months ended March 31, 2022 from the comparable period in 2021, primarily due to the reversal of previously accrued incentive fees on capital gains, as required by GAAP during the three months ended March 31, 2022.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of Incentive Fees on capital gains was approximately $(0.5) million and zero during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the balance of accrued Incentive Fees on capital gains was approximately $1.1 million and $1.5 million, respectively. However, no Incentive Fees on capital gains were realized and payable to the Advisor as of such dates.

For the three months ended March 31, 2022, and 2021, the Company incurred $19,013 and zero, respectively, of Incentive Fees based on income.

Net investment income

Net investment income was $6.5 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase of approximately $2.3 million, or 55.0%, was due to a $1.9 million increase in total investment income, coupled with a $0.4 million decrease in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the three months ended March 31, 2022 was approximately $0.8 million, primarily due to escrow proceeds received from SVP – Singer Holdings, LP, which was exited during 2021. Net realized gain (loss) for the three months ended March 31, 2021 was approximately $(10.9) million, primarily due to the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in First Boston Construction Holdings, LLC and Advantage Insurance Inc., substantially all of which were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the three months ended March 31, 2022 and 2021, the change in net unrealized appreciation or depreciation on investments and foreign currency translation was an increase in net unrealized depreciation of $(1.8) million and a decrease in net unrealized depreciation of $22.9 million, respectively. The increase in net unrealized depreciation for the three months ended March 31, 2022 was primarily due to a $(0.9) million increase in valuation depreciation in our investment in Stitch Holdings L.P. and spread widening during the quarter. The decrease in net unrealized depreciation for the three months ended March 31, 2021 was primarily due to i) the reversal of previously recognized depreciation of $10.5 million related to the restructure of Advanced Lighting Technologies, LLC and exits of our investments in First Boston Construction Holdings, LLC and Advantage Insurance Inc.; and ii) $4.2 million decrease in net unrealized depreciation of SVP-Singer Holdings, LP, which includes $2.7 million of valuation appreciation, and the reversal of previously recognized depreciation of $1.5 million associated with a distribution from the portfolio company.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended March 31, 2022 and 2021 was $5.5 million and $16.2 million, respectively. As compared to the prior period, the decrease is reflective of net realized and unrealized gain (loss) of $(1.0) million for the current period, as compared to $12.0 million of net realized and unrealized gain (loss) for the three months ended March 31, 2021, the impact of which was partially offset by an increase in net investment income of approximately $2.3 million period-over-period.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
GAAP Basis:
Net Investment Income	$6,495,095	$4,190,217
Net Investment Income per share	0.09	0.06
Addback: GAAP incentive fee (reversal) based on capital gains	(471,501)	—
Addback: GAAP incentive fee based on Income net of incentive fee waiver	19,013	—
Pre-Incentive Fee[1]:
Net Investment Income	$6,042,607	$4,190,217
Net Investment Income per share	0.08	0.06
Less: Incremental incentive fee based on Income net of incentive fee waiver	(19,013)	—
As Adjusted[2]:
Net Investment Income	$6,023,594	$4,190,217
Net Investment Income per share	0.08	0.06

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees. Such fees have been accrued (reversed) but are not due and payable at the reporting date.

As Adjusted2: Amounts are adjusted to remove the GAAP accrual (reversal) for incentive fee based on capital gains, and to include only the incremental incentive fee based on income. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three months ended March 31, 2022 and 2021, respectively (see Note 3). Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflected the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the three months ended March 31, 2022, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash provided by operating activities for the three months ended March 31, 2022 was $31.7 million. Our primary source of cash from operating activities during the period primarily consisted of $35.0 million in proceeds from the net disposition of investments.

Net cash used in financing activities during the three months ended March 31, 2022 was $(33.8) million. Our uses of cash consisted of $(26.0) million in net debt repayments under the Credit Facility, cash distributions paid of $(7.4) million and purchases of treasury stock of $(0.4) million.

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at March 31, 2022 and December 31, 2021. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At March 31, 2022 and December 31, 2021, we were obligated to existing portfolio companies for unfunded commitments of $60.8 million across 37 portfolio companies and $49.4 million across 35 portfolio companies, respectively.

As of March 31, 2022, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at March 31, 2022 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$28.0	$—	$—	$28.0	$—
2022 Convertible Notes	143.8	143.8	—	—	—
Interest and Debt Related Payables	2.4	2.4	—	—	—

(1)	At March 31, 2022, $237.0 million remained undrawn under our Credit Facility.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since March 2020:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.14	March 17, 2020	April 7, 2020
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2021 and 2020.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.10 dividend paid on April 7, 2022, the Company estimates that approximately $0.09 was from net investment income and approximately $0.01 was estimated to be a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

Recent developments

On April 27, 2022, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on July 7, 2022 to stockholders of record at the close of business on June 16, 2022.

On April 21, 2022, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance on June 9, 2022, of $92.0 million in aggregate principal amount of senior unsecured notes (the “Notes”) in two tranches to qualified institutional investors in a private placement. The Company will issue $35.0 million in aggregate principal amount of Notes with a fixed interest rate of 5.82% with interest to be paid semi-annually on June 9 and December 9 of each year, beginning on December 9, 2022, and $57.0 million in aggregate principal amount of Notes bearing interest at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.14% with interest to be paid quarterly on March 9, June 9, September 9, and December 9 of each year, beginning on September 9, 2022. In addition, during any time that the rating assigned to the Notes declines below investment grade, the Notes will bear interest at a rate that is increased by 1.00%. The Notes will be issued at a closing which is expected to occur on June 9, 2022, subject to customary closing conditions. The Notes will be due on December 9, 2025 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Company may prepay the Notes at its option, subject to a prepayment premium, in an amount equal to 2% on or before June 9, 2023, 1% after June 9, 2023 but on or before June 9, 2024, 0.5% after June 9, 2024 but on or before June 9, 2025 and zero after June 9, 2025. In addition, the Company will be obligated to offer to repay the Notes at par if certain change in control events occur. The Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. Additionally, the Company has entered into an interest rate swap agreement with a notional value of $35.0 million for the first three years of the Notes’ term, pursuant to which the Company will pay a floating rate of interest equal to SOFR, and will receive a fixed rate of interest equal to 2.633%. Such payments will be due annually. Refer to the Form 8-K as filed with the SEC on April 22, 2022 for more information.

On April 14, 2022, Abby Miller informed the Company of her intention to step down as Chief Financial Officer (“CFO”) and Treasurer of the Company, effective May 6, 2022. Ms. Miller will remain an employee of BlackRock, Inc. (together with certain of its affiliates, collectively “BlackRock”) and a Director at BlackRock until her departure on May 11, 2022 and has agreed to provide transition assistance with respect to the Company.

On April 19, 2022, the Board of Directors of the Company appointed Chip Holladay as Interim CFO and Treasurer of the Company, effective May 6, 2022.  Mr. Holladay will serve as Interim CFO and Treasurer at the pleasure of the Board of Directors or until he resigns or his successor has been duly elected and qualified.  For more information on Mr. Holladay’s background and experience, refer to the Company’s Form 8-K as filed with the SEC on April 20, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2022, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 91% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2022 Convertible Notes bear interest at a fixed rate. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual increase (decrease) on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of March 31, 2022, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$18.1	$0.24
Up 300 basis points	$13.5	$0.18
Up 200 basis points	$8.9	$0.12
Up 100 basis points	$4.3	$0.06
Down 100 basis points	$(0.4)	$(0.01)

(1)	Excludes the impact of incentive management fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. During the three months ended March 31, 2022 and 2021, we did not engage in any interest rate hedging activity.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impacts our business, financial condition and earnings.

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

In particular, the consequences of the Russian military invasion of Ukraine, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the three months period ended March 31, 2022:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	$4.14	56,894	56,894	7,850,000
February 2022	—	—	—	7,850,000
March 2022	4.15	49,414	49,414	7,800,586
	$4.14	106,308	106,308

(1)	The average price paid per share includes $0.03 commission fee per share.

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: May 2, 2022	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: May 2, 2022	By:	/s/ Abby Miller
Abby Miller
Chief Financial Officer and Treasurer