Form 10-Q
period 2022-06-30
BlackRock Capital Investment Corp
filed 2022-08-03
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 2, 2022 was 73,196,436.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $540,873,730 and $520,501,274)	$534,465,028	$526,504,945
Non-controlled, affiliated investments (cost of $4,921,145 and $5,027,616)	4,255,178	4,131,978
Controlled investments (cost of $84,922,381 and $89,097,765)	18,674,073	21,927,071
Total investments at fair value (cost of $630,717,256 and $614,626,655)	557,394,279	552,563,994
Cash and cash equivalents	22,357,869	12,750,121
Interest, dividends and fees receivable	2,750,717	3,671,722
Deferred debt issuance costs	1,285,143	1,511,418
Due from broker	1,097,291	—
Receivable for investments sold	81,034	690,550
Prepaid expenses and other assets	378,496	788,469
Total assets	$585,344,829	$571,976,274

Liabilities
Debt (net of deferred issuance costs of $1,030,354 and $425,272)	$236,969,646	$196,875,330
Distributions payable	7,363,184	7,392,972
Management fees payable	1,947,167	2,122,519
Income incentive fees payable (see Note 3)	69,343	170,002
Accrued capital gains incentive fees (see Note 3)	—	1,544,569
Interest and debt related payables	739,153	601,379
Payable for investments purchased	597,517	11,679,798
Accrued administrative expenses	299,262	384,225
Interest Rate Swap at fair value	198,694	—
Accrued expenses and other liabilities	1,716,216	1,553,507
Total liabilities	249,900,182	222,324,301

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,481,797 and 84,478,251 issued and 73,354,142 and 73,876,987 outstanding	84,482	84,478
Paid-in capital in excess of par	848,052,543	852,360,178
Distributable earnings (losses)	(442,176,304)	(434,303,297)
Treasury stock at cost, 11,127,655 and 10,601,264 shares held	(70,516,074)	(68,489,386)
Total net assets	335,444,647	349,651,973
Total liabilities and net assets	$585,344,829	$571,976,274

Net assets per share	$4.57	$4.73

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$11,646,011	$9,210,827	$23,252,914	$17,260,077
Non-controlled, affiliated investments	—	—	—	11,867
Controlled investments	—	135,371	—	718,571
PIK interest income:
Non-controlled, non-affiliated investments	126,140	815,710	249,158	1,596,389
Non-controlled, affiliated investments	116,572	117,985	232,468	237,014
Dividend income (excluding PIK):
Non-controlled, affiliated investments	—	—	—	71,500
Controlled investments	—	536,908	—	1,047,975
PIK dividend income:
Non-controlled, non-affiliated investments	78,729	—	154,611	—
Other income:
Non-controlled, non-affiliated investments	301,503	40,958	562,091	186,990
Total investment income	12,268,955	10,857,759	24,451,242	21,130,383

Operating expenses
Interest and other debt expenses	2,860,691	2,969,177	5,589,642	5,722,273
Management fees	1,947,167	1,775,684	4,007,031	3,575,450
Incentive fees on income	69,343	—	88,356	—
Incentive fees on capital gains(1)	(1,073,068)	—	(1,544,569)	—
Administrative expenses	299,262	314,886	664,769	637,001
Professional fees	207,489	254,834	510,346	666,993
Insurance expense	196,114	201,597	395,872	400,961
Director fees	153,125	153,125	306,250	306,250
Investment advisor expenses	25,819	87,500	51,638	175,000
Other operating expenses	462,797	258,232	766,596	613,514
Total expenses, before incentive fee waiver	5,148,739	6,015,035	10,835,931	12,097,442
Incentive fee waiver (see Note 3)	—	—	—	—
Total expenses, net of incentive fee waiver	5,148,739	6,015,035	10,835,931	12,097,442

Net investment income(1)	7,120,216	4,842,724	13,615,311	9,032,941

Realized and unrealized gain (loss) on investments, Interest Rate Swap and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	6,773	825,913	(639,501)
Non-controlled, affiliated investments	—	—	—	(7,989,591)
Controlled investments	—	(8,749,931)	—	(11,040,074)
Net realized gain (loss)	—	(8,743,158)	825,913	(19,669,166)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(9,875,353)	27,464,721	(12,412,374)	37,333,277
Non-controlled, affiliated investments	(352,787)	153,217	229,671	6,988,190
Controlled investments	766,458	8,689,595	922,387	14,826,843
Interest Rate Swap	(198,694)	—	(198,694)	—
Foreign currency translation	—	(381,379)	—	(285,360)
Net change in unrealized appreciation (depreciation)	(9,660,376)	35,926,154	(11,459,010)	58,862,950
Net realized and unrealized gain (loss)	(9,660,376)	27,182,996	(10,633,097)	39,193,784

Net increase (decrease) in net assets resulting from operations	$(2,540,160)	$32,025,720	$2,982,214	$48,226,725

Net investment income per share—basic(1)	$0.10	$0.07	$0.18	$0.12
Earnings (loss) per share—basic(1)	$(0.03)	$0.43	$0.04	$0.65
Weighted average shares outstanding—basic	73,667,822	74,150,425	73,744,580	74,292,637
Net investment income per share—diluted(1) (2)	$0.10	$0.07	$0.18	$0.12
Earnings (loss) per share—diluted(1) (2)	$(0.03)	$0.38	$0.04	$0.58
Weighted average shares outstanding—diluted	87,860,082	91,144,162	89,329,839	91,286,374
(1)

Net investment income and per share amounts displayed above are net of the reversal for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the three and six month periods ended June 30, 2022 (see Note 3).

(2)	For the three and six month periods ended June 30, 2022, the impact of the hypothetical conversion of the 2022 Convertible Notes was antidilutive (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973
Cumulative effect of adjustment for the adoption of ASU 2020-06(1)	—	—	(4,337,631)	3,888,233	—	(449,398)
Repurchase of common stock	(106,308)	—	—	—	(440,237)	(440,237)
Net investment income	—	—	—	6,495,095	—	6,495,095
Net realized and unrealized gain (loss)	—	—	—	(972,721)	—	(972,721)
Distributions to common stockholders(2)	—	—	—	(7,380,270)	—	(7,380,270)
Balance at March 31, 2022	73,770,679	$84,478	$848,022,547	$(432,272,960)	$(68,929,623)	$346,904,442

Repurchase of common stock	(420,083)	—	—	—	(1,586,451)	(1,586,451)
Issuance of common stock from the conversion of the 2022 Convertible Notes	3,546	4	29,996	—	—	30,000
Net investment income	—	—	—	7,120,216	—	7,120,216
Net realized and unrealized gain (loss)	—	—	—	(9,660,376)	—	(9,660,376)
Distributions to common stockholders(2)	—	—	—	(7,363,184)	—	(7,363,184)
Balance at June 30, 2022	73,354,142	$84,482	$848,052,543	$(442,176,304)	$(70,516,074)	$335,444,647

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2020	74,466,665	$84,478	$858,079,713	$(476,857,055)	$(66,296,859)	$315,010,277
Repurchase of common stock	(256,062)	—	—	—	(869,726)	(869,726)
Net investment income	—	—	—	4,190,217	—	4,190,217
Net realized and unrealized gain (loss)	—	—	—	12,010,788	—	12,010,788
Distributions to common stockholders(2)	—	—	—	(7,441,594)	—	(7,441,594)
Balance at March 31, 2021	74,210,603	$84,478	$858,079,713	$(468,097,644)	$(67,166,585)	$322,899,962

Repurchase of common stock	(80,944)	—	—	—	(301,703)	(301,703)
Net investment income	—	—	—	4,842,724	—	4,842,724
Net realized and unrealized gain (loss)	—	—	—	27,182,996	—	27,182,996
Distributions to common stockholders(2)	—	—	—	(7,413,594)	—	(7,413,594)
Balance at June 30, 2021	74,129,659	$84,478	$858,079,713	$(443,485,518)	$(67,468,288)	$347,210,385

(1)	See Notes 2 and 4 for further information related to the adoption of ASU 2020-06.
(2)

Sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2). For the three months ended June 30, 2022, it is estimated that $242,968 out of the total $7,363,184 distribution was from a return of capital based on book income. For the three months ended March 31, 2022, it is estimated that $885,175 out of the total $7,380,270 distribution was from a return of capital based on book income.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$2,982,214	$48,226,725
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(825,913)	19,669,166
Net change in unrealized (appreciation) depreciation of investments	11,260,316	(59,148,310)
Net change in unrealized (appreciation) depreciation on Interest Rate Swap	198,694	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	—	285,360
Interest and dividend income paid in kind	(636,237)	(1,833,403)
Net amortization of investment discounts and premiums	(1,532,581)	(688,156)
Amortization of deferred debt issuance costs	668,747	863,830
Amortization of original issue discount on debt	—	464,480
Changes in assets and liabilities:
Purchase of investments	(116,857,948)	(141,841,057)
Proceeds from disposition of investments	103,762,076	113,366,562
Decrease (increase) in interest, dividends and fees receivable	921,005	(411,093)
Decrease (increase) in due from broker	(1,097,291)	—
Decrease (increase) in receivable for investments sold	609,516	5,414,351
Decrease (increase) in prepaid expenses and other assets	409,973	(744,102)
Increase (decrease) in payable for investments purchased	(11,082,281)	7,651,652
Increase (decrease) in interest and debt related payables	137,774	117,811
Increase (decrease) in management fees payable	(175,352)	(537,763)
Increase (decrease) in income incentive fees payable	(100,659)	—
Increase (decrease) in accrued capital gains incentive fees	(1,544,569)	—
Increase (decrease) in accrued administrative expenses	(84,963)	(74,178)
Increase (decrease) in accrued expenses and other liabilities	(88,671)	(903,641)
Net cash provided by (used in) operating activities	(13,076,150)	(10,121,766)

Financing activities
Repayment of 2022 Convertible Notes	(143,720,000)	—
Proceeds from issuance of 2025 Private Placement Notes	92,000,000	—
Draws on Credit Facility	160,000,000	64,000,000
Repayments of Credit Facility draws	(68,000,000)	(50,800,000)
Distributions paid to common stockholders	(14,773,242)	(7,441,594)
Repurchase of common shares	(2,026,688)	(1,171,429)
Payments of debt issuance costs	(796,172)	(767,459)
Net cash provided by (used in) financing activities	22,683,898	3,819,518

Net increase (decrease) in cash and cash equivalents	9,607,748	(6,302,248)
Cash and cash equivalents at beginning of period	12,750,121	23,332,831
Cash and cash equivalents at end of period	$22,357,869	$17,030,583

Supplemental cash flow information
Interest payments	$4,330,110	$3,762,774
Tax payments	$60,464	$60,050
Share issuance — conversion of 2022 Convertible Notes	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

June 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Aerospace & Defense
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	7.94%	5/31/2024	$6,632,653	$6,606,314	$6,632,653
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	7.88%	5/31/2024	$1,709,184	1,705,603	1,709,184
Unanet, Inc.	First Lien Revolver	LIBOR(M)	—	6.25%	7.94%	5/31/2024	$816,327	813,094	816,327
								9,125,011	9,158,164
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	8.38%	4/15/2026	$2,400,993	2,372,994	2,400,993
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(M)	1.00%	6.75%	8.38%	4/15/2026	$180,908	178,261	180,908	N
								2,551,255	2,581,901
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	8.00%	4/30/2027	$2,185,443	2,148,480	2,183,258
Porcelain Acquisition Corporation (Paramount)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	5.75%	8.00%	4/30/2027	$340,589	335,018	340,248
								2,483,498	2,523,506
Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	LIBOR(Q)	1.50%	7.25%	9.00%	2/7/2025	$500,000	487,331	505,000
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	LIBOR(S)	1.50%	7.25%	8.75%	2/7/2025	$560,228	536,113	560,228
								1,023,444	1,065,228
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	7.67%	11/7/2026	$1,593,137	1,583,639	1,535,784
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(M)	1.00%	6.00%	7.67%	11/7/2026	$350,506	348,295	337,888
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(M)	1.00%	6.00%	7.67%	11/7/2026	$485,391	482,363	467,917
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	8.82%	8/31/2029	$2,615,252	2,579,046	2,510,642
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	8.82%	8/31/2029	$—	(3,007)	(17,901)	N
								4,990,336	4,834,330
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	3/31/2028	$3,291,606	3,225,774	3,209,316
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	3/31/2028	$—	(10,731)	(26,828)	N
CSG Buyer, Inc. (Core States)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	7.03%	3/31/2028	$214,625	203,894	201,211	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	8.70%	11/23/2027	$3,582,680	3,493,903	3,450,121
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	8.69%	11/23/2027	$3,339,336	3,237,712	3,095,818	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	8.70%	11/23/2027	$—	(18,617)	(44,541)	N
PHRG Intermediate, LLC (Power Home)	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	7.60%	12/16/2026	$2,484,375	2,426,907	2,385,000
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$2,487,454	2,451,312	2,427,755
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$836,406	824,104	816,333
								15,834,258	15,514,185
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	9.11%	6/30/2026	$11,888,560	11,663,708	12,007,446

Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	8.85%	12/14/2029	$4,172,342	4,081,566	3,963,725
BW Holding, Inc. (Brook & Whittle)	Second Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	7.50%	9.05%	12/14/2029	$387,017	378,755	367,666
PVHC Holding Corp.	First Lien Term Loan	LIBOR(Q)	1.00%	4.75%	7.00%	8/2/2024	$10,231,375	9,110,988	9,770,963
								13,571,309	14,102,354
Distributors
Colony Display LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	8.75%	6/30/2026	$2,358,683	2,320,449	2,236,031

Diversified Consumer Services
Elevate Brands OpCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	10.70%	3/15/2027	$7,900,095	7,790,184	7,687,400	N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	11.07%	9/30/2025	$12,653,058	12,747,350	12,653,058	H/J/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$1,609,710	1,609,710	2,726,848	D/H/J
SellerX Germany GmbH & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00%	10.15%	11/23/2025	$6,313,043	6,227,054	6,039,578	H/J/N
Thras.io, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	9.25%	12/18/2026	$7,339,123	7,234,966	6,788,689	P

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.25%	12/18/2026	$3,076,216	$3,003,824	$2,640,831	P/N
Whele LLC (Perch)	First Lien Incremental Term Loan	LIBOR(S)	1.00%	8.50%	10.61%	10/15/2025	$6,842,404	6,889,025	6,582,393
								45,502,113	45,118,797
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	6.00%	7.67%	3/26/2026	$6,572,192	6,472,446	6,474,923
2-10 Holdco, Inc.	First Lien Revolver	LIBOR(M)	0.75%	6.00%	7.67%	3/26/2026	$—	(3,598)	(3,556)	N
Callodine Commercial Finance, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	11.25%	11/3/2025	$25,000,000	25,000,000	24,900,806
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR(Q)	0.25%	8.50%	10.19%	10/8/2027	$5,000,000	5,000,000	4,985,000	S
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	14.67%	10/31/2021	$37,686,148	37,686,148	18,674,073	G/R/T
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	10.01%	7/5/2026	$5,000,000	4,923,169	4,880,000
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	7.00%	10/4/2027	$—	(17,277)	(124,155)	N
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(S)	1.00%	6.00%	7.00%	10/4/2027	$138,944	136,913	131,862	N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	10.76%	2/11/2025	$11,300,000	11,143,273	11,062,700	H/J
								90,341,074	70,981,653
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	8.63%	6/2/2029	$1,414,105	1,395,197	1,401,519
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	8.63%	6/2/2029	$2,911,392	2,859,302	2,885,480
								4,254,499	4,286,999
Electrical Equipment
Advanced Lighting Technologies, Inc.	Second Lien Sr Secured Notes	LIBOR(Q)	2.00%	16.00% PIK + 6.00% Cash	27.00%	3/16/2027	$2,149,829	935,927	666,447	D/I/R/T

Health Care Equipment & Supplies
Zest Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.63%	3/14/2026	$15,000,000	14,925,222	13,950,000

Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	8.25%	6/28/2028	$2,679,750	2,631,111	2,355,500
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.50%	9.17%	10/26/2026	$5,769,231	5,762,441	5,625,000
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(S)	0.50%	7.50%	9.12%	10/26/2026	$3,538,462	3,487,052	3,432,308
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	7.13%	5/4/2028	$3,817,828	3,742,557	3,725,437
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	7.13%	5/4/2028	$—	(13,787)	(35,197)	N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	9.00%	10.67%	11/13/2028	$6,554,543	6,387,931	6,423,452
								21,997,305	21,526,500
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$2,875,899	2,831,121	2,763,739
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.25%	5/6/2027	$—	(3,104)	(7,477)	N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	9.25%	3/14/2024	$7,867,476	7,785,190	7,851,741
CareATC, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	8.29%	3/14/2024	$338,074	335,557	337,398
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	9.06%	5/3/2027	$8,380,593	8,228,461	8,271,646
ESO Solutions, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	9.06%	5/3/2027	$—	(9,960)	(8,011)	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	10/2/2028	$2,016,737	2,007,842	1,942,118
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	8.31%	7/23/2024	$4,500,000	4,470,631	4,545,000
Sandata Technologies, LLC	First Lien Revolver	LIBOR(Q)	—	6.00%	7.54%	7/23/2024	$300,000	296,790	300,000	N
								25,942,528	25,996,154
Hotels, Restaurants & Leisure
OCM Luxembourg Baccarat Bidco S.A.R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	7.68%	6/3/2027	$5,247,600	5,143,493	5,142,648	H/J
OCM Luxembourg Baccarat Bidco S.A.R.L. (Interblock) (Slovenia)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	7.68%	6/3/2027	$—	(8,270)	(8,396)	H/J/N
								5,135,223	5,134,252
Insurance
AmeriLife Holdings, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	9.56%	3/18/2028	$9,035,066	8,897,315	9,007,961
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.90%	10/1/2026	$1,943,516	1,915,019	1,842,453
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	LIBOR(M)	1.00%	6.25%	7.87%	10/1/2026	$66,667	63,075	53,667	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	7.39%	11/1/2028	$856,662	843,902	833,532
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	7.39%	11/1/2028	$—	(15,840)	(57,825)	N
								11,703,471	11,679,788
The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Internet & Catalog Retail
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	10.51%	12/14/2028	$4,673,472	$4,613,735	$4,393,064

Internet Software & Services
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	10.54%	10/25/2029	$7,164,842	7,029,000	6,555,830
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.50% Cash + 2.00% PIK	8.66%	6/8/2028	$11,376,030	11,151,220	11,148,509	D
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	9.48%	7/27/2029	$7,000,000	6,909,500	6,370,000	P
MetricStream, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.23%	9/28/2024	$11,002,285	10,869,706	10,727,228
MetricStream, Inc.	First Lien Incremental Term Loan (3.25% Exit Fee)	LIBOR(Q)	1.00%	8.00%	10.25%	9/28/2024	$1,466,971	1,441,075	1,477,387
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	8.80%	6/10/2027	$5,830,726	5,749,864	5,772,419
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	8.80%	6/10/2027	$1,562,500	1,551,832	1,488,568	N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	9.00%	4/6/2027	$12,069,635	11,868,629	11,683,406
Pluralsight, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	8.00%	9.00%	4/6/2027	$—	(14,804)	(29,772)	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	9.67%	4/2/2027	$5,512,958	5,441,309	5,507,445
Reveal Data Corporation et al	First Lien Term Loan	SOFR(S)	1.00%	6.50%	7.50%	3/9/2028	$2,583,930	2,522,098	2,519,332
Suited Connector, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	7.60%	12/1/2027	$1,413,920	1,387,691	1,357,364
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.00%	7.60%	12/1/2027	$—	(2,754)	(13,636)	N
Suited Connector, LLC	First Lien Revolver	LIBOR(M)	1.00%	6.00%	7.12%	12/1/2027	$45,455	41,313	36,364	N
								65,945,679	64,600,444
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(M)	—	8.00%	9.67%	5/28/2029	$5,000,000	4,956,115	4,920,000
Idera, Inc.	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	7.82%	2/4/2029	$2,867,296	2,848,775	2,709,595
								7,804,890	7,629,595
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	6.50%	8.35%	5/25/2027	$2,644,791	2,548,188	2,514,217	J/P

Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.75%	8.42%	8/5/2026	$1,437,499	1,414,796	1,451,874
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.75%	8.42%	8/5/2026	$3,875,124	3,814,316	3,913,876
								5,229,112	5,365,750
Media
MBS Opco, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	11.20%	12/29/2022	$11,733,450	11,733,450	11,733,450
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	8.67%	10/19/2026	$3,131,760	2,901,575	2,863,619	P
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.72%	8/23/2026	$3,676,502	3,608,235	3,547,825
								18,243,260	18,144,894
Metals & Mining
Kemmerer Operations, LLC (WMLP)	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$3,027,697	3,027,697	3,027,697	D/F/N

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.22%	11/30/2026	$9,845,593	9,625,429	9,640,281	N
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	7.22%	11/30/2026	$—	(18,833)	(13,468)	N
								9,606,596	9,626,813
Professional Services
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(M)	0.75%	7.75%	9.28%	4/26/2030	$5,007,465	4,909,162	4,506,718
Dude Solutions Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	6.25%	8.50%	6/13/2025	$9,205,005	9,094,652	9,076,135
Dude Solutions Holdings, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	6.25%	8.50%	6/13/2025	$650,100	636,303	633,035	N
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	9.17%	5/14/2029	$5,000,000	4,957,863	4,660,000
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	10.34%	2/17/2025	$9,892,491	9,738,665	9,714,426	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	10.34%	2/17/2025	$5,300,000	5,221,960	5,204,600	H/J
RigUp, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(Q)	1.50%	7.00%	8.63%	3/1/2024	$500,000	495,480	492,500
TLE Holdings, LLC	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	7.17%	6/28/2024	$3,840,370	3,531,303	3,619,549

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	7.17%	6/28/2024	$982,979	$903,870	$926,457
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	8.42%	8/4/2026	$1,064,655	1,058,668	995,452
								40,547,926	39,828,872
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	7.25%	3/2/2026	$1,866,667	1,866,667	1,846,133	J
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	8.11%	3/21/2027	$4,661,332	4,571,377	4,567,174
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	8.11%	3/21/2027	$—	7,410	(136,007)	N
								6,445,454	6,277,300
Road & Rail
Keep Truckin, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	8.37%	4/8/2025	$15,000,000	14,821,974	14,835,000

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Term Loan	SOFR(M)	1.00%	6.25%	7.88%	12/29/2027	$1,923,229	1,886,215	1,845,703	P
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Revolver	SOFR(M)	1.00%	6.25%	7.88%	12/29/2026	$—	(81,034)	(48,337)	N
								1,805,181	1,797,366
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	9.17%	12/29/2025	$2,416,867	2,395,700	2,385,931
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	8.36%	3/11/2027	$8,673,018	8,587,989	8,586,288
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	8.02%	4/13/2027	$4,359,113	4,292,603	4,258,852	D
Aras Corporation	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	7.50%	4/13/2027	$—	(4,907)	(7,064)	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	LIBOR(Q)	1.00%	7.75%	8.99%	4/30/2026	$5,013,089	4,894,628	4,962,959
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	—	6.75%	11.50%	4/30/2026	$519,073	503,785	512,503	N
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(S)	—	7.75%	9.83%	9/6/2027	$4,809,535	4,758,735	4,747,011
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$2,833,333	2,795,367	2,805,850
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$8,389	6,865	5,694	N
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.50%	8.75%	9/8/2027	$169,467	165,813	166,772	N
Elastic Path Software Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	8.50%	1/6/2026	$1,893,754	1,877,491	1,872,165	H/J
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$1,539,384	1,523,993	1,514,138
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$—	(14,801)	(25,246)	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(Q)	1.00%	3.00% Cash + 3.00% PIK	7.04%	12/17/2027	$1,518,092	1,489,574	1,484,542	D
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	3.00% Cash + 3.00% PIK	7.04%	12/17/2027	$—	(2,193)	(5,893)	D/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	7.04%	12/17/2027	$—	(2,430)	(2,947)	N
Kaseya Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$7,444,189	7,332,674	7,332,527
Kaseya Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$—	(3,391)	(6,826)	N
Kaseya Inc.	First Lien Revolver	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$—	(6,804)	(6,826)	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	8.71%	9/15/2025	$2,349,466	2,311,556	2,310,699
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	8.67%	9/24/2026	$1,551,129	1,524,531	1,503,820
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	7.00%	5/9/2028	$5,491,904	5,382,066	5,382,066	H/J
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	7.00%	5/9/2028	$—	(11,489)	(11,768)	H/J/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	9.81%	3/31/2027	$3,742,065	3,681,197	3,670,966	D/H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	9.81%	3/31/2027	$—	(6,495)	(7,782)	D/H/J/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.50%	8.75%	8/31/2027	$4,640,185	4,552,722	4,589,142
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	LIBOR(Q)	1.00%	6.50%	8.75%	8/31/2026	$—	(5,738)	(3,624)	N
Syntellis Performance Solutions, Inc. (Axiom Software)	First Lien Term Loan	LIBOR(Q)	1.00%	7.00%	8.24%	8/2/2027	$843,218	823,672	851,651
Zilliant Incorporated	First Lien Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$1,515,377	1,487,980	1,471,431	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$—	(3,059)	(10,741)	D/N
Zilliant Incorporated	First Lien Revolver	LIBOR(Q)	0.75%	6.00%	6.75%	12/21/2027	$—	(2,705)	(4,296)	N
								60,324,929	60,321,994
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	7.07%	2/12/2025	$228,760	214,629	181,006	P

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	$981,235	$857,000
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	7.19%	7/2/2026	$7,240,146	7,120,728	7,102,583
								8,316,592	8,140,589
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	7.00%	9.18%	2/17/2026	$6,177,544	6,079,189	5,895,629	H/J/N

Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.25%	7.78%	9/8/2027	$9,862,348	9,725,412	9,924,480
James Perse Enterprises, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.25%	7.78%	9/8/2027	$—	(20,312)	—	N
								9,705,100	9,924,480
Tobacco Related
Juul Labs, Inc.	First Lien Term Loan	LIBOR(Q)	1.50%	7.00%	8.50%	8/2/2023	$12,963,997	12,929,639	11,291,642

Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	9.17%	4/8/2027	$3,539,347	3,475,708	3,422,902
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	9.17%	4/8/2027	$—	(9,389)	(38,815)	N
								3,466,319	3,384,087
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	8.50%	9/17/2026	$4,962,500	4,854,123	4,826,031	H/J

Total Debt Investments - 162.5% of Net Assets								570,616,213	545,189,199

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	47,758	C/I
					1,862,881	47,758
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,597	—	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,597	—
Diversified Consumer Services
Elevate Brands Holdco Inc.	Warrants to Purchase Common Stock		3/14/2032	66,428	—	76,813	C/I
Elevate Brands Holdco Inc.	Warrants to Purchase Preferred Stock		3/14/2032	33,214	—	50,621	C/I
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares		11/23/2028	48	—	153,218	C/H/I/J
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	1,962,165	C/H/I/J
					—	2,242,817
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,685	—	C/G/R
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	192,853	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	5,436	C/H/I/J
					47,236,233	198,289
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	5,023,500	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	450,000	100,544	225,600	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	500,000	843,297	C/M

Metals & Mining
Kemmerer Holdings, LLC (WMLP)	Limited Partnership/Limited Liability Company Interests			8	753,851	1,227,481	C/F/K

Oil, Gas & Consumable Fuels
ETX Energy Management Company, LLC	Limited Partnership/Limited Liability Company Interests			53,815	—	—	C
ETX Energy, LLC	Limited Partnership/Limited Liability Company Interests			51,119	—	—	C/L
					—	—
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock		5/6/2032	81,895	—	8,066	C/I

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	2,598,027	2,388,272	D/I

Total Equity Securities - 3.6% of Net Assets					60,101,043	12,205,080

Total Investments - 166.1% of Net Assets					$630,717,256	$557,394,279

Cash and Cash Equivalents - 6.7% of Net Assets						$22,357,869

Total Cash and Investments - 172.8% of Net Assets						$579,752,148

	Interest Rate Swap as of June 30, 2022(U)
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value
Interest Rate Swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	$35,000,000	$(198,694)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2022

(Unaudited)

Notes to Consolidated Schedules of Investments:

(A)	Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)	Fair value is determined by or under the direction of the Company’s Board of Directors. See Note 2 for further details.
(C)	Non-income producing equity securities at June 30, 2022.
(D)

Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective yield basis.

(E)

Approximately 98.9% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 92.6% of the fair value of such senior secured loans have floors of 0.50% to 1.80%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2022 of all contracts within the specified loan facility.

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
(I)

Security is either exempt from registration under Rule 144A of the Securities Act of 1933 (the “Securities Act”), or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 3.2% of the Company’s net assets at June 30, 2022. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of June 30, 2022:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Advanced Lighting Technologies, LLC, Senior Secured Notes	3/16/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Stitch Holdings, L.P., Limited Partnership Interests	7/30/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Elevate Brands Holdco Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022

(J)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of June 30, 2022, approximately 13.8% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

(N)

Position or associated portfolio company thereof has an unfunded commitment as of June 30, 2022 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein. Any negative balances represent unfunded commitments that were acquired and/or valued at a discount.

(O)	Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)	Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(Q)	As of June 30, 2022, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(R)

The investment is on non-accrual status as of June 30, 2022 and therefore non-income producing. At June 30, 2022, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 3.5% and 12.3%, respectively.

(S)	This investment will have a first lien security interest after the senior tranches are repaid.
(T)	Total coupon includes default interest of 2.00%.
(U)	Refer to Notes 2 and 4 for additional information on the Company’s Interest Rate Swap.

LIBOR and SOFR reset monthly (M), quarterly (Q) or semiannually (S).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

June 30, 2022

(Unaudited)

Non-Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2021	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at June 30, 2022
AGY Equity, LLC:
Class A Preferred Stock	$—	$251,736	$—	$(251,736)	$—	$—	$—
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Senior Secured Loan, First Lien	231,298	3,091,618	—	—	231,324	(295,245)	3,027,697
Delayed Draw Term Loan, First Lien	1,170	42,550	—	—	1,188	(43,738)	—
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	746,074	—	481,407	—	—	1,227,481
Totals	$232,468	$4,131,978	$—	$229,671	$232,512	$(338,983)	$4,255,178

(1)

The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.

(2)	Amounts reported above are for the six months ended June 30, 2022. Dividends and interest income also includes fee income as applicable.
(3)

Acquisitions include new purchases, PIK income and amortization of original issue and market discounts, and the movement of an existing portfolio company into this category from a different category for the six months ended June 30, 2022.

(4)

Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the six months ended June 30, 2022.

The aggregate fair value of non-controlled, affiliated investments at June 30, 2022 represents 1.3% of the Company’s net assets.

Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2021	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at June 30, 2022
Gordon Brothers Finance Company:
Unsecured Debt	$—	$21,927,071	$—	$922,387	$—	$(4,175,385)	$18,674,073
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$—	$21,927,071	$—	$922,387	$—	$(4,175,385)	$18,674,073

(1)	The issuers of securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)	Amounts reported above are for the six months ended June 30, 2022. Dividends and interest income also includes fee income as applicable.
(3)

Acquisitions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category for the six months ended June 30, 2022.

(4)

Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the six months ended June 30, 2022.

The aggregate fair value of controlled investments at June 30, 2022 represents 5.6% of the Company’s net assets.

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

LIBOR resets monthly (M), quarterly (Q) or semiannually (S).

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

The interim financial information at June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Board of Directors using a consistently applied valuation process in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors. Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the COVID-19 pandemic (see Item 1A. Risk Factors), that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments.

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

The SEC has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Company’s Board of Directors may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. It is anticipated that the Company will be in compliance with the Rule on or before the formal SEC compliance date on September 8, 2022.

At June 30, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	23,204,065	—	—	23,204,065
3	Valuation sources that employ significant unobservable inputs	496,802,614	25,182,520	12,205,080	534,190,214
Total		$520,006,679	$25,182,520	$12,205,080	$557,394,279

(1)	Includes senior secured loans.
(2)	Includes senior secured notes, unsecured debt and subordinated debt.
(3)	For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$421,494,625	Income approach	Discount rate	11.7% - 12.6% (12.3%)
	72,581,141	Market quotations	Indicative bid/ask quotes	1 (1)
	2,726,848	Option Pricing Model	Revenue multiple	4.0x - 4.5x (4.3x)
			Implied volatility	60.0% - 70.0% (65.0%)
			Term	2.3 years - 3.3years (2.8 years)
Other Corporate Debt	24,516,073	Income approach	Discount rate	12.6% - 14.1% (13.4%)
	666,447	Market comparable companies	Revenue multiples	0.2x - 0.2x (0.2x)
Equity	2,674,772	Option Pricing Model	EBITDA/Revenue multiples	4.8x - 5.3x (5.0x)
			Implied volatility	59.0% - 69.0% (64.0%)
			Term	2.3 years - 3.4 years (2.8 years)
	5,866,797	Market comparable companies	EBITDA multiples	5.8x - 6.7x (6.2x)
	3,615,753	Income approach	Discount rate	20.8% - 24.4% (22.6%)
	47,758	Market comparable companies	Revenue multiples	5.2x - 5.4x (5.3x)
$534,190,214

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value.
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended June 30, 2022 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$448,941,825	$28,664,354	$12,894,493	$490,500,672
Net realized and unrealized gains (losses)	(7,868,042)	692,232	(768,142)	(7,943,952)
Acquisitions(1)	71,509,591	1,318	78,729	71,589,638
Dispositions	(20,890,895)	(4,175,384)	—	(25,066,279)
Transfers into Level 3(2)	6,987,400	—	—	6,987,400
Transfers out of Level 3(3)	(1,877,265)	—	—	(1,877,265)
Ending balance	$496,802,614	$25,182,520	$12,205,080	$534,190,214

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(7,592,410)	$692,232	$(768,142)	$(7,668,320)

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)	Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the six months ended June 30, 2022 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$483,970,602	$28,568,871	$12,489,257	$525,028,730
Net realized and unrealized gains (losses)	(9,826,619)	786,218	(453,966)	(9,494,367)
Acquisitions(1)	114,309,011	2,815	169,789	114,481,615
Dispositions	(98,691,530)	(4,175,384)	—	(102,866,914)
Transfers into Level 3(2)	7,041,150	—	—	7,041,150
Ending balance	$496,802,614	$25,182,520	$12,205,080	$534,190,214

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(9,255,305)	$770,779	$(453,966)	$(8,938,492)

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.

At December 31, 2021, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	27,535,264	—	—	27,535,264
3	Valuation sources that employ significant unobservable inputs	483,970,602	28,568,871	12,489,257	525,028,730
Total		$511,505,866	$28,568,871	$12,489,257	$552,563,994

(1)	Includes senior secured loans.
(2)	Includes senior secured notes, unsecured debt and subordinated debt.
(3)	For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2021 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$428,335,957	Income approach	Discount rate	9.0% - 9.6% (9.3%)
	50,067,281	Market quotations	Indicative quotes	1 (1)
	3,134,168	Market comparable companies	EBITDA multiples	1.0x - 1.2x (1.1x)
	2,433,196	Option Pricing Model	Revenue multiple	4.5x - 5.0x (4.8x)
			Implied volatility	60.0% - 70.0% (65.0%)
			Term	2.8 years - 3.8 years (3.3 years)
Other Corporate Debt	27,916,632	Income approach	Discount rate	11.3% - 12.9% (12.1%)
	652,239	Market comparable companies	Revenue multiples	0.2x - 0.2x (0.2x)
Equity	2,333,257	Option Pricing Model	EBITDA/Revenue multiples	4.7x - 5.2x (4.9x)
			Implied volatility	57.3% - 67.0% (62.1%)
			Term	2.6 years - 3.6 years (3.1 years)
	7,475,576	Market comparable companies	EBITDA multiples	5.2x - 5.6x (5.4x)
	2,428,688	Market quotations	Indicative bid/ask quotes	1 (1)
	251,736	Market comparable companies	Revenue multiples	0.6x - 0.8x (0.7x)
$525,028,730

(1)	Representing the weighted average of each significant unobservable input range at the investment level by fair value.
(2)	Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

Changes in investments categorized as Level 3 during the three months ended June 30, 2021 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$381,815,800	$29,236,227	$4,442,357	$415,494,384
Net realized and unrealized gains (losses)	3,402,345	(1,361,661)	23,786,919	25,827,603
Acquisitions(1)	89,124,878	1,188	—	89,126,066
Dispositions	(17,995,123)	—	—	(17,995,123)
Transfers into Level 3(2)	2,868,160	—	—	2,868,160
Transfers out of Level 3(3)	(14,250,000)	—	—	(14,250,000)
Ending balance	$444,966,060	$27,875,754	$28,229,276	$501,071,090

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,728,589	$(1,361,661)	$23,786,919	$26,153,847

(1)	Includes payments received in kind and accretion of original issue and market discounts.
(2)	Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)	Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the six months ended June 30, 2021 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$353,651,555	$61,573,500	$12,301,429	$427,526,484
Net realized and unrealized gains (losses)	6,963,248	(402,330)	29,030,409	35,591,327
Acquisitions(1)	141,565,848	938,464	3,575,000	146,079,312
Dispositions(1)	(49,188,324)	(34,233,880)	(16,677,562)	(100,099,766)
Transfers into Level 3(2)	5,623,733	—	—	5,623,733
Transfers out of Level 3(3)	(13,650,000)	—	—	(13,650,000)
Ending balance	$444,966,060	$27,875,754	$28,229,276	$501,071,090

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$7,956,370	$(583,958)	$27,721,338	$35,093,750

(1)	Includes payments received in kind and accretion of original issue and market discounts, and cost basis impact of non-cash restructures.
(2)	Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)	Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

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

Derivative Instruments:

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the Consolidated Statements of Assets and Liabilities.

Foreign Currency Forward Contracts and Warrants

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at June 30, 2022 and December 31, 2021.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of June 30, 2022 and December 31, 2021 represented 0.8% and 0.7% of the Company’s net assets, respectively.

Interest Rate Swap

The Company entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of the Company’s 2025 Private Placement Notes (as defined below) (see Note 4). The Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk proﬁle of the particular swap. Pursuant to the contract, the Company agrees to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the interest rate swap contract in the normal course of settlement. Therefore, both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statements of Assets and Liabilities at June 30, 2022.

Changes in the fair value of the swap contract are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. The Interest Rate Swap is recorded at fair value and is presented as a liability on the Company's Consolidated Statements of Assets and Liabilities at June 30, 2022. Interest rate swap agreements are valued utilizing quotes received from independent pricing services or through brokers, which are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 4 for additional information on the Company’s Interest Rate Swap.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of June 30, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

For the three and six months ended June 30, 2022, the Company incurred $1,947,167 and $4,007,031, respectively, in Management Fees under the Current Management Agreement. For the three and six months ended June 30, 2021, the Company incurred $1,775,684 and $3,575,450, respectively, in Management Fees under the Current Management Agreement.

Incentive Fees

(i)	Quarterly Incentive Fee Based on Income

The Current Management Agreement provides that the Advisor or its affiliates may be entitled to an Incentive Fee under certain circumstances. The Incentive Fee has two parts. The first portion is based on income other than capital gains and is calculated separately for each calendar quarter and will be paid on a quarterly basis if certain circumstances are met. Effective May 2, 2020, the Incentive Fee based on income is calculated as follows:

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

For the three and six months ended June 30, 2022, the Company incurred $69,343 and $88,356, respectively, in Incentive Fees on income. For the three and six months ended June 30, 2021, the Company incurred no Incentive Fees on income for either period. As of June 30, 2022 and December 31, 2021, there was $69,343 and $170,002, respectively, of Incentive Fees payable based on income. The payment of Incentive Fee based on income of $69,343 at June 30, 2022 was deferred pursuant to the Incentive Fee deferral provision discussed above.

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

Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the three and six months ended June 30, 2022 were $(1,073,068) and $(1,544,569), respectively. Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the three and six months ended June 30,2021 were zero for both periods. As of June 30, 2022 and December 31, 2021, the balance of accrued Incentive Fees on capital gains was zero and $1,544,569, respectively. However, as of December 31, 2021, no Incentive Fees on capital gains were realized and payable to the Advisor as of such date. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Current Management Agreement.

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

4. Debt

Debt is comprised of a senior secured revolving credit facility dated as of February 19, 2016 (as amended, amended and restated, supplemented or otherwise modified from time to time, including as amended and restated by the sixth amendment thereto, dated as of April 23, 2021, the “Credit Facility”) and senior unsecured notes issued through a private placement on June 9, 2022 by the Company and due December 9, 2025 (the “2025 Private Placement Notes”). Prior to being repaid on June 15, 2022, debt also included the Company’s unsecured convertible senior notes due 2022 (the “2022 Convertible Notes”).

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage was 240% and 276%, respectively.

Total debt outstanding and available at June 30, 2022 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(2)	$146,000,000	$119,000,000	(3)	$265,000,000	(4)
2025 Private Placement Notes (1)	2025	Fixed/Variable	(5)	90,969,646	—		90,969,646
Debt, net of unamortized issuance costs				$236,969,646	$119,000,000		$355,969,646

(1)	The carrying value of 2025 Private Placement Notes was comprised of the following:
June 30, 2022
Principal amount of debt	$92,000,000
Unamortized issuance costs	(1,030,354)
Carrying value	$90,969,646

(2)

The applicable margin for LIBOR-based borrowings could be either 2.00% or 2.25% depending on a ratio of the borrowing base to certain indebtedness. If the Company elects to borrow based on the alternate base rate, the applicable margin could be either 1.00% or 1.25% depending on a ratio of the borrowing base to certain indebtedness.

(3)	Subject to borrowing base and leverage restrictions.
(4)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $325.0 million.
(5)

The 2025 Private Placement Notes were issued in two tranches, consisting of a $35.0 million aggregate principal amount with a fixed interest rate of 5.82% and a $57.0 million aggregate principal amount bearing interest at a rate equal to SOFR plus 3.14%.

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

(3)	Subject to borrowing base and leverage restrictions.
(4)	Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Credit Facility up to $325.0 million.

The Company’s weighted average outstanding debt balance during the three months ended June 30, 2022 and 2021 was $213,448,919 and $173,454,058, respectively. The maximum amounts borrowed during the three months ended June 30, 2022 and 2021 were $377,673,980 and $193,926,217, respectively. The Company’s weighted average outstanding debt balance during the six months ended June 30, 2022 and 2021 was $210,643,606 and $161,052,536, respectively. The maximum amounts borrowed during the six months ended June 30, 2022 and 2021 were $377,671,273 and $193,926,217, respectively.

The weighted average annual interest cost, including the amortization of debt issuance costs, for the three and six months ended June 30, 2022 was 4.98% and 4.94%, respectively, exclusive of commitment fees. The weighted average annual interest cost, including the amortization of original issue discount, for periods prior to January 1, 2022 (refer to the adoption of ASU 2020-06 in Note 2), and amortization of debt issuance costs, for the three and six months ended June 30, 2021 was 6.26% and 6.45%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40%.

Total expenses related to debt for the three and six months ended June 30, 2022 and 2021 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stated interest expense	$2,322,209	$1,979,648	$4,489,106	$3,819,434
Amortization of original issue discount(1)	—	232,790	—	464,480
Amortization of deferred debt issuance costs	325,665	493,678	668,747	863,830
Total interest expense	2,647,874	2,706,116	5,157,853	5,147,744
Commitment and credit facility fees	212,817	263,061	431,789	574,529
Total	$2,860,691	$2,969,177	$5,589,642	$5,722,273

(1)	The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Note 2).

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility is derived by taking the average of the high and low quotes as obtained from a broker, and is classified as Level 2 with respect to the fair value hierarchy. The fair value of the Company’s 2025 Private Placement Notes is derived by using market quotations from a broker and is classified as Level 2 with respect to the fair value hierarchy. Prior to its maturity, the fair value of the Company’s 2022 Convertible Notes was derived by taking the average of the high and low quotes as obtained from a broker, and was classified as Level 2.

The carrying and fair values of the Company’s outstanding debt as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$146,000,000	$133,590,000	$54,000,000	$51,300,000
2022 Convertible Notes	—	—	142,875,330	145,726,563
2025 Private Placement Notes	90,969,646	90,293,400	—	—
Total	$236,969,646	$223,883,400	$196,875,330	$197,026,563

At June 30, 2022, the Company was in compliance with all covenants required under the Credit Facility and 2025 Private Placement Notes.

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

Unsecured Convertible Senior Notes Due 2022

On June 13, 2017, the Company issued $143,750,000 in aggregate principal amount ($125,000,000 of the initial offering and $18,750,000 of the underwriters’ exercise of the overallotment option) of 5.00% Convertible Notes due 2022 under an indenture, dated as of June 13, 2017 (the “2022 Convertible Notes Indenture”). Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $139,800,000. The 2022 Convertible Notes matured on June 15, 2022, and the Company fully repaid the aggregate outstanding $143,720,000 principal amount (post noteholder conversion) plus outstanding accrued interest. The interest rate on the notes was 5.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2017. Holders were able to convert their notes at their option prior to the close of business on the business day immediately preceding December 15, 2021, in integral multiples of $1,000 principal amount, only under certain circumstances. Upon noteholder conversion, the Company was able to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election at an initial conversion rate of 118.2173 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $8.46 per share of the Company’s common stock. On or after December 23, 2021, the Company was able to redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at its option in accordance with their terms. During the three and six months ended June 30, 2022, the Company issued 3,546 shares of common stock to a noteholder who elected the conversion option in lieu of principal repayment pursuant to the redemption terms of the 2022 Convertible Notes Indenture.

Prior to the adoption of ASU 2020-06, the Company determined that the embedded conversion options in the 2022 Convertible Notes were not required to be separately accounted for as a derivative under U.S. GAAP. In accounting for the 2022 Convertible Notes, at the time of issuance the Company estimated separate debt and equity components, and an original issue discount equal to the equity component was recorded in additional paid-in-capital in the accompanying Consolidated Statements of Assets and Liabilities. As of January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis. In accordance with this guidance, the Company has recombined the equity conversion component of our 2022 Convertible Notes outstanding, and before its maturity, had begun accounting for the 2022 Convertible Notes as a single liability measured at amortized cost. This resulted in a cumulative decrease to additional paid in capital of $4,337,631, offset by a decrease to accumulated loss of $3,888,233 as of January 1, 2022, and an increase to the carrying value of the 2022 Convertible Notes of $449,398 (see Note 2).

The 2022 Convertible Notes contained certain covenants, which included covenants that required the Company to reserve shares of common stock for the purpose of satisfying all obligations to issue the underlying securities upon conversion of the securities and to furnish to holders of the securities upon request, any information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

Unsecured Senior Notes Due 2025

On April 21, 2022, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance on June 9, 2022, of $92,000,000 in aggregate principal amount of senior unsecured notes in two tranches to qualified institutional investors in a private placement. The Company issued $35,000,000 in aggregate principal amount of 2025 Private Placement Notes with a fixed interest rate of 5.82% with interest to be paid semi-annually on June 9 and December 9 of each year, beginning on December 9, 2022, and $57,000,000 in aggregate principal amount of 2025 Private Placement Notes bearing interest at a rate equal to SOFR plus 3.14% with interest to be paid quarterly on March 9, June 9, September 9, and December 9 of each year, beginning on September 9, 2022. In addition, during any time that the rating assigned to the 2025 Private Placement Notes declines below investment grade, the 2025 Private Placement Notes will bear interest at a rate that is increased by 1.00%. The 2025 Private Placement Notes were issued at a closing which occurred on June 9, 2022. The 2025 Private Placement Notes will be due on December 9, 2025 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Company may prepay the 2025 Private Placement Notes at its option, subject to a prepayment premium, in an amount equal to 2% on or before June 9, 2023, 1% after June 9, 2023 but on or before June 9, 2024, 0.5% after June 9, 2024 but on or before June 9, 2025 and zero after June 9, 2025. In addition, the Company will be obligated to offer to repay the 2025 Private Placement Notes at par if certain change in control events occur. The 2025 Private Placement Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the three and six months ended June 30, 2022, the Company did not make any periodic payments. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. As of June 30, 2022, the Interest Rate Swap had a fair value of $(198,694). The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 2 for further information.

The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act of 1940, as amended, and a regulated investment company under the Internal Revenue Code of 1986, as amended, minimum shareholders’ equity, minimum asset coverage ratio, and prohibitions on certain fundamental changes of the Company. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy.

5. Investments

Purchases of investments, including PIK, for the three and six months ended June 30, 2022 totaled $73,481,309 and $117,494,185, respectively. Purchases of investments, including PIK, for the three and six months ended June 30, 2021 totaled $88,868,915 and $143,739,364, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2022 totaled $25,107,943 and $103,762,076, respectively. Proceeds from sales, repayments and other exits of investments for the three and six months ended June 30, 2021 totaled $25,398,787 and $113,366,562 respectively.

At June 30, 2022, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,917,162	$1,523,447
Unsecured debt	37,686,148	18,674,073
Subordinated debt	5,000,000	4,985,000
Senior secured loans:
First lien	414,480,316	412,021,888
Second/other priority lien	111,532,587	107,984,791
Total senior secured loans	526,012,903	520,006,679
Preferred stock	40,362,309	2,388,272
Common stock	10,611,548	—
Limited partnership/limited liability company interests	9,011,838	7,094,278
Equity warrants/options	115,348	2,722,530
Total investments	$630,717,256	$557,394,279

At December 31, 2021, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,914,346	$1,641,800
Unsecured debt	41,861,533	21,927,071
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	405,193,486	409,626,942
Second/other priority lien	100,726,036	101,878,924
Total senior secured loans	505,919,522	511,505,866
Preferred stock	40,192,521	2,680,424
Common stock	10,611,548	—
Limited partnership/limited liability company interests	9,011,837	7,475,576
Equity warrants/options	115,348	2,333,257
Total investments	$614,626,655	$552,563,994

Industry Composition

As of June 30, 2022, the Company generally uses GICS to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at June 30, 2022 and December 31, 2021 by GICS.

Industry	June 30, 2022	December 31, 2021
Diversified Financial Services	12.8%	13.6%
Internet Software & Services	11.6	11.2
Software	10.8	7.7
Diversified Consumer Services	8.5	7.0
Professional Services	7.1	6.5
Health Care Technology	4.7	4.4
Health Care Providers & Services	3.9	3.7
Media	3.4	3.3
Construction & Engineering	2.8	1.6
Road & Rail	2.7	10.5
Containers & Packaging	2.5	2.1
Health Care Equipment & Supplies	2.5	2.7
Consumer Finance	2.2	2.3
Insurance	2.1	2.0
Tobacco Related	2.0	2.4
Textiles, Apparel & Luxury Goods	1.8	4.2
Paper & Forest Products	1.7	—
Aerospace & Defense	1.6	1.7
Specialty Retail	1.5	1.5
IT Services	1.4	1.6
Real Estate Management & Development	1.1	0.3
Technology Hardware, Storage & Peripherals	1.1	0.9
Trading Companies & Distributors	1.0	1.1
Machinery	1.0	1.0
Hotels, Restaurants & Leisure	0.9	—
Household Durables	0.9	1.1
Commercial Services & Supplies	0.9	0.8
Wireless Telecommunication Services	0.9	0.9
Internet & Catalog Retail	0.8	0.8
Diversified Telecommunication Services	0.8	0.8
Metals & Mining	0.7	0.7
Automobiles	0.5	0.5
Building Products	0.5	0.4
Leisure Products	0.4	—
Distributors	0.3	0.4
Semiconductors & Semiconductor Equipment	0.3	—
Capital Markets	0.2	0.2
Electrical Equipment	0.1	0.1
Chemicals	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The following table shows the geographic composition of the portfolio at fair value at June 30, 2022 and December 31, 2021. The geographic composition is determined by several factors including the location of the corporate headquarters of the portfolio company.

Geography	June 30, 2022	December 31, 2021
United States	86.3%	88.3%
United Kingdom	6.6	6.6
Germany	4.2	3.9
Canada	1.0	1.2
Switzerland	1.0	—
Slovenia	0.9	—
Totals	100.0%	100.0%

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

6. Other Related Party Transactions

Advisor Reimbursements

The Current Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and six months ended June 30, 2022, the Company incurred $25,819 and $51,638, respectively, for such investment advisor expenses. For the three and six months ended June 30, 2021, the Company incurred $87,500 and $175,000, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three and six months ended June 30, 2022 were $72,211 and $161,895, respectively. Reimbursements to the Advisor and their affiliates for such purposes during the three and six months ended June 30, 2021 were $72,910 and $137,634, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and six months ended June 30, 2022, the Company incurred $299,262 and $664,769, respectively, for such administrative services expenses. For the three and six months ended June 30, 2021, the Company incurred $314,886 and $637,001, respectively, for such administrative services expenses.

Advisor Stock Transactions

At June 30, 2022 and December 31, 2021, BCIA did not own any shares of the Company. At both June 30, 2022 and December 31, 2021, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

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

For the three and six months ended June 30, 2022 and 2021, declared distributions to common stockholders were as follows:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested distributions paid during quarter (1) (2)
March 1, 2022	March 17, 2022	April 7, 2022	Regular	$0.10	$7,380,270	$698,261
April 27, 2022	June 16, 2022	July 7, 2022	Regular	0.10	7,363,184	744,840
Total				$0.20	$14,743,454	$1,443,101

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested distributions paid during quarter (1) (2)
March 2, 2021	March 17, 2021	April 7, 2021	Regular	$0.10	$7,441,594	$—
April 28, 2021	June 16, 2021	July 7, 2021	Regular	0.10	7,413,594	541,771
Total				$0.20	$14,855,188	$541,771

(1)	The Company has adopted a dividend reinvestment plan that provides for reinvestment of distributions on behalf of stockholders, unless a stockholder elects to receive cash.
(2)	Distributions reinvested through purchase of shares in the open market.
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

On November 2, 2021, the Company’s Board of Directors authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased (the “Company Repurchase Plan”), in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). As of June 30, 2022, 7,380,503 shares remained available for repurchase.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and six months ended June 30, 2022:

June 30, 2022	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	420,083	$3.78	$1,586,451
Six Months Ended	526,391	3.85	2,026,688

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and six months ended June 30, 2021:

June 30, 2021	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	80,944	$3.73	$301,703
Six Months Ended	337,006	3.48	1,171,429

Since inception of the original repurchase plan through June 30, 2022, the Company has purchased 11,127,655 shares of its common stock on the open market for $70,516,074, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury stock.

8. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$(2,540,160)	$32,025,720	$2,982,214	$48,226,725
Weighted average shares outstanding – basic	73,667,822	74,150,425	73,744,580	74,292,637
Earnings (Loss) per share – basic	$(0.03)	$0.43	$0.04	$0.65
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$(2,540,160)	$32,025,720	$2,982,214	$48,226,725
Adjustments for interest on unsecured convertible senior notes(1)	—	2,262,796	—	4,521,930
Net increase (decrease) in net assets resulting from operations, as adjusted	$(2,540,160)	$34,288,516	$2,982,214	$52,748,655
Weighted average shares outstanding – diluted(1)	73,667,822	91,144,162	73,744,580	91,286,374
Earnings (Loss) per share – diluted	$(0.03)	$0.38	$0.04	$0.58

(1)	No adjustments for interest or incremental shares were included for the three and six month periods ended June 30, 2022 because the effect would be antidilutive.

Diluted earnings (loss) per share is computed using the if-converted method, which assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2022 and December 31, 2021. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2022 and December 31, 2021, the Company had unfunded commitments of $69.5 million across 38 portfolio companies and $49.4 million across 35 portfolio companies, respectively. The aggregate fair value of unfunded commitments at June 30, 2022 and December 31, 2021 was $67.9 million and $49.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Per Share Data:
Net asset value, beginning of period	$4.73	$4.23

Investment Operations:
Net investment income, before incentive fees	0.16	0.12
Incentive fees(1)	0.02	—
Net investment income(1)	0.18	0.12
Net realized and unrealized gain (loss)	(0.14)	0.53
Total from investment operations	0.04	0.65

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	(0.01)	—

Repurchase of common stock	0.01	—

Distributions to stockholders(3)	(0.20)	(0.20)

Net asset value, end of period	$4.57	$4.68

Market price at end of period	$3.67	$3.93
Total return based on market price(4)	(3.67)%	53.77%
Total return based on net asset value(5)	1.44%	16.45%
Shares outstanding at end of period	73,354,142	74,129,659

Ratios to average net assets(6):
Operating expenses, before incentive fees	3.92%	3.98%
Interest and other debt related expenses	3.26%	3.57%
Total expenses, before incentive fees	7.18%	7.55%
Incentive fees(1)	(0.42)%	—
Total expenses, after incentive fees	6.76%	7.55%
Net investment income	7.53%	5.64%

Net assets at end of period	$335,444,647	$347,210,385
Portfolio turnover rate	19%	24%
Weighted average interest rate on debt(7)	4.94%	6.45%
Weighted average debt outstanding	$210,643,606	$161,052,536
Weighted average shares outstanding	73,744,580	74,292,637
Weighted average debt per share(8)	$2.86	$2.17

(1)

For the six months ended June 30, 2022, net investment income per share amount displayed above is net of a reversal of hypothetical liquidation basis GAAP incentive fees on capital gains of $(0.02) per share, or (0.45)% of average net assets for such period.

(2)	The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Notes 2 and 4).
(3)

For the six months ended June 30, 2022, $13.6 million out of the total $14.7 million declared distributions were from net investment income based on book income. The amount of distribution related to a return of capital will be adjusted on an annual basis if necessary, and calculated in accordance with federal income tax regulations (see Note 2).

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
(7)

Weighted average interest rate on debt includes contractual interest, amortization of original issue discount, for periods prior to January 1, 2022 (refer to the adoption of ASU 2020-06 in Note 2) and amortization of debt issuance costs (see Note 4).

(8)	Weighted average debt per share is calculated as weighted average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11. Subsequent events

On August 2, 2022, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on October 6, 2022 to stockholders of record at the close of business on September 15, 2022.

On August 2, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated the Advisor as the Valuation Designee to perform certain fair value functions, including performing fair value determinations for the Company.

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2022, approximately 13.8% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

Revenues

We generate revenues primarily in the form of interest on the debt we hold, dividends on our equity interests and capital gains on the sale of warrants and other debt or equity interests that we acquire in portfolio companies. Our investments in fixed income instruments generally have an expected maturity of three to ten years, although we have no lower or upper constraint on maturity, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable monthly, quarterly or semi-annually. In some cases, our debt instruments and preferred stock investments may defer payments of cash interest or dividends or pay interest or dividends in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, capital structuring fees, end-of-term or exit fees, for providing significant managerial assistance, and other investment related income.

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

Management considers the significant accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently issued accounting pronouncements. Management considers Investments to be an area deemed a critical accounting policy as a result of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate fair value. Additionally, the SEC has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. Pursuant to the Rule, the Company’s Board of Directors may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. It is anticipated that the Company will be in compliance with the Rule on or before the formal SEC compliance date on September 8, 2022 (see Note 2 to the consolidated financial statements).

Financial and operating highlights

At June 30, 2022:

Investment portfolio, at fair value: $557.4 million

Net assets: $335.4 million

Indebtedness, excluding deferred issuance costs: $238.0 million

Net asset value per share: $4.57

Portfolio Activity for the Three Months Ended June 30, 2022:

Cost of investments during period, including PIK: $73.5 million

Sales, repayments and other exits during period: $25.1 million

Number of portfolio companies at end of period: 100

Operating Results for the Three Months Ended June 30, 2022:

Net investment income per share: $0.10

Distributions declared per share: $0.10

Basic earnings (loss) per share: $(0.03)

Net investment income: $7.1 million

Net realized and unrealized gain (loss): $(9.7) million

Net increase (decrease) in net assets from operations: $(2.5) million

Net investment income per share, as adjusted1: $0.08

Basic earnings (loss) per share, as adjusted1: $(0.05)

Net investment income, as adjusted1: $6.0 million

Net increase (decrease) in net assets from operations, as adjusted1: $(3.6) million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the impact of the accrued hypothetical liquidation basis incentive fee expense reversal based on capital gains that was recorded, as required by GAAP, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three months ended June 30, 2022.

Portfolio and investment activity

We invested approximately $73.5 million, including PIK, during the three months ended June 30, 2022. The new investments consisted of senior secured loans secured by first lien ($62.7 million, or 85.4%) or second lien ($10.7 million, or 14.5%) and equity securities ($0.1 million, or 0.1%). Additionally, we received proceeds from sales, repayments and other exits of approximately $25.1 million during the three months ended June 30, 2022.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At June 30, 2022, our portfolio of $557.4 million (at fair value) consisted of 100 portfolio companies and was invested approximately 93% in senior secured loans, 4% in unsecured or subordinated debt securities, 2% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $6.3 million at June 30, 2022. Our largest portfolio company investment at fair value was approximately $24.9 million and our five largest portfolio company investments at fair value comprised approximately 15% of our portfolio at June 30, 2022. At December 31, 2021, our portfolio of $552.6 million (at fair value) consisted of 86 portfolio companies and was invested 93% in senior secured loans, 5% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $7.1 million at December 31, 2021. Our largest portfolio company investment at fair value was approximately $37.3 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2021.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19, or other geopolitical or macroeconomic events (see Item 1A. Risk Factors for further details), which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At June 30, 2022, our top three industry concentrations at fair value consisted of Diversified Financial Services (12.8%), Internet Software & Services (11.6%), and Software (10.8%). At December 31, 2021, our top three industry concentrations at fair value consisted of Diversified Financial Services (13.6%), Internet Software & Services (11.2%) and Road & Rail (10.5%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	9.1%	8.2%	8.5%	7.6%
Senior secured loans	9.6%	9.6%	9.0%	9.0%
Other debt securities	2.4%	1.4%	1.9%	1.1%
Debt and income producing equity securities	9.3%	9.0%	8.7%	8.4%

(1)

Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

For the three and six months ended June 30, 2022, the total return based on net asset value was (0.2)% and 1.4%, respectively. For the three and six months ended June 30, 2022, the total return based on market price was (10.6)% and (3.7)%, respectively. For the three and six months ended June 30, 2021, the total return based on net asset value was 10.3% and 16.4%, respectively. For the three and six months ended June 30, 2021, the total return based on market price was 20.3% and 53.8%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all distributions reinvested, if any. Distributions are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.27 at June 30, 2022 and 1.21 at December 31, 2021. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Grade 1	$443,045,874	$474,466,652
Grade 2	89,984,385	49,356,296
Grade 3	—	—
Grade 4	19,340,520	22,579,310
Not Rated(1)	5,023,500	6,161,736
Total investments	$557,394,279	$552,563,994

(1)

Not Rated category at June 30, 2022 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. Not Rated category as of December 31, 2021 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. and AGY Equity, LLC. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

Results of operations

Results comparisons for the three months ended June 30, 2022 and 2021.

Investment income

	Three Months Ended
	June 30, 2022	June 30, 2021
Investment income
Interest and fees on senior secured loans	$12,004,839	$10,184,389
Interest and fees on other debt securities	149,298	136,106
Interest earned on short-term investments, cash equivalents	36,089	356
Dividends and fees on equity securities	78,729	536,908
Total investment income	$12,268,955	$10,857,759

Total investment income for the three months ended June 30, 2022 increased $1.4 million, or 13.0%, as compared to the three months ended June 30, 2021. The increase was primarily due to a 16.8% higher average balance in senior secured loans, at amortized cost, during the three months ended June 30, 2022, and an increase in fee and other one-time income of $0.4 million period over period as a result of certain exited investments during the quarter. The increase in portfolio size is primarily due to net deployments during 2021 and the first half of 2022, which were substantially all in senior secured debt. These increases are partially offset by a decrease in dividend income of $0.5 million period over period, which is attributable to the exit of BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) during December 2021.

Expenses

	Three Months Ended
	June 30, 2022	June 30, 2021
Operating expenses
Interest and other debt expenses	$2,860,691	$2,969,177
Management fees	1,947,167	1,775,684
Incentive fees on income	69,343	—
Incentive fees on capital gains	(1,073,068)	—
Administrative expenses	299,262	314,886
Professional fees	207,489	254,834
Insurance expense	196,114	201,597
Director fees	153,125	153,125
Investment advisor expenses	25,819	87,500
Other operating expenses	462,797	258,232
Total expenses, before incentive fee waiver	5,148,739	6,015,035
Incentive fee waiver	—	—
Total expenses, net of incentive fee waiver	$5,148,739	$6,015,035

Total expenses, net of incentive fee waiver, decreased $0.9 million, or 14.4%, for the three months ended June 30, 2022 from the comparable period in 2021, primarily due to the reversal of previously accrued incentive fees on capital gains, as required by GAAP during the three months ended June 30, 2022.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of Incentive Fees on capital gains was approximately $(1.1) million and zero during the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the balance of accrued Incentive Fees on capital gains was zero and $1.5 million, respectively. However, as of December 31, 2021 no Incentive Fees on capital gains were realized and payable to the Advisor as of such date.

For the three months ended June 30, 2022, and 2021, the Company incurred $0.1 million and zero, respectively, of Incentive Fees based on income.

Net investment income

Net investment income was $7.1 million and $4.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase of approximately $2.3 million, or 47.0%, was due to a $1.4 million increase in total investment income, coupled with a $0.9 million decrease in expenses described above.

Net realized gain or loss

There was no net realized gain (loss) recorded for the three months ended June 30, 2022. Net realized gain (loss) for the three months ended June 30, 2021 was approximately $(8.7) million, primarily due to the full exit of our debt and equity positions in Red Apple Stores Inc. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the three months ended June 30, 2022 and 2021, the change in net unrealized appreciation or depreciation on our investments, Interest Rate Swap, and foreign currency translation was an increase in net unrealized depreciation of $(9.7) million and a decrease in net unrealized depreciation of $35.9 million, respectively. The increase in net unrealized depreciation for the three months ended June 30, 2022 was primarily due to i) an overall increase in valuation depreciation across our portfolio due to spread widening and general market declines during the quarter (see Item 1A. Risk Factors), out of which our investments in Zest Acquisition Corp., Thras.io, LLC, Razor Group GmbH and Magenta Buyer, LLC contributed to $(2.8) million of that decrease; ii) a $(1.5) million increase in valuation depreciation in our investment in Juul Labs Inc; partially offset by iii) a $0.8 million decrease in unrealized depreciation in Gordon Brothers Finance Company, including the reversal of $2.0 million of previously recognized depreciation as a result of a paydown during the quarter and $(1.2) million of valuation depreciation during the quarter. The decrease in net unrealized depreciation for the three months ended June 30, 2021 was primarily due to a $23.2 million increase in the fair value of SVP-Singer Holdings, LP, based on expected proceeds on the sale of the portfolio company which successfully closed in July 2021, and an $8.4 million reversal of previously recognized depreciation, including foreign currency translation, related to the full exit of our debt and equity investments in Red Apple Stores Inc.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended June 30, 2022 and 2021 was $(2.5) million and $32.0 million, respectively. As compared to the prior period, the decrease is reflective of net realized and unrealized gain (loss) of $(9.7) million for the current period, as compared to $27.2 million of net realized and unrealized gain (loss) for the three months ended June 30, 2021, the impact of which was partially offset by an increase in net investment income of approximately $2.3 million period-over-period.

Results comparisons for the six months ended June 30, 2022 and 2021.

Investment income

	Six Months Ended
	June 30, 2022	June 30, 2021
Investment income
Interest and fees on senior secured loans	$23,973,523	$19,575,574
Interest and fees on other debt securities	285,205	433,903
Interest earned on short-term investments, cash equivalents	37,903	1,431
Dividends and fees on equity securities	154,611	1,119,475
Total investment income	$24,451,242	$21,130,383

Total investment income for the six months ended June 30, 2022 increased $3.3 million, or 15.7%, as compared to the six months ended June 30, 2021. The increase was primarily due to a 22.8% higher average balance in senior secured loans, at amortized cost, during the six months ended June 30, 2022, and an increase in fee and other one-time income of $1.0 million period over period as a result of certain exited investments during the period. The increase in portfolio size is primarily due to net deployments during 2021 and the first half of 2022, which were substantially all in senior secured debt. These increases are partially offset by a decrease in dividend income of $1.0 million period over period, which is attributable to the exit of Senior Loan Partners during December 2021.

Expenses

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating expenses
Interest and other debt expenses	$5,589,642	$5,722,273
Management fees	4,007,031	3,575,450
Incentive fees on income	88,356	—
Incentive fees on capital gains	(1,544,569)	—
Administrative expenses	664,769	637,001
Professional fees	510,346	666,993
Insurance expense	395,872	400,961
Director fees	306,250	306,250
Investment advisor expenses	51,638	175,000
Other operating expenses	766,596	613,514
Total expenses, before incentive fee waiver	10,835,931	12,097,442
Incentive fee waiver	—	—
Total expenses, net of incentive fee waiver	$10,835,931	$12,097,442

Total expenses, net of incentive fee waiver, decreased $1.3 million, or 10.4%, for the six months ended June 30, 2022 from the comparable period in 2021, primarily due to the reversal of previously accrued incentive fees on capital gains, as required by GAAP during the six months ended June 30, 2022, which was partially offset by an increase in management fees period over period.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of Incentive Fees on capital gains was approximately $(1.5) million and zero during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the balance of accrued Incentive Fees on capital gains was zero and $1.5 million, respectively. However, as of December 31, 2021 no Incentive Fees on capital gains were realized and payable to the Advisor as of such date.

For the six months ended June 30, 2022, and 2021, the Company incurred $0.1 million and zero, respectively, of Incentive Fees based on income.

Management fees increased approximately $0.4 million, or 12.1%, for the six months ended June 30, 2022 from the comparable period in 2021 due to an increase in the total assets on which management fees are calculated (in arrears). The increase in total assets was primarily due to net deployments during 2021.

Net investment income

Net investment income was $13.6 million and $9.0 million for the six months ended June 30, 2022 and 2021, respectively. The increase of approximately $4.6 million, or 50.7%, was due to a $3.3 million increase in total investment income, coupled with a $1.3 million decrease in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the six months ended June 30, 2022 was approximately $0.8 million, primarily due to escrow proceeds received from SVP – Singer Holdings, LP, which was exited during 2021. Net realized gain (loss) for the six months ended June 30, 2021 was $(19.7) million, primarily due to the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings, LLC, and Advantage Insurance Inc. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the six months ended June 30, 2022 and 2021, the change in net unrealized appreciation or depreciation on our investments, Interest Rate Swap, and foreign currency translation was an increase in net unrealized depreciation of $(11.5) million and a decrease in net unrealized depreciation of $58.9 million, respectively. The increase in net unrealized depreciation for the six months ended June 30, 2022 was primarily due to i) an overall increase in valuation depreciation across our portfolio due to spread widening and general market declines during the period (see Item 1A. Risk Factors), out of which our investments in Zest Acquisition Corp., Stitch Holdings L.P., Thras.io, LLC, and Magenta Buyer, LLC contributed to $(3.3) million of that decrease; ii) a $(1.6) million increase in valuation depreciation in our investment in Juul Labs Inc.; partially offset by iii) a $0.9 million decrease in unrealized depreciation in Gordon Brothers Finance Company, including the reversal of $2.0 million of previously recognized depreciation as a result of a paydown during the period and $(1.1) million of valuation depreciation during the period. The decrease in net unrealized depreciation for the six months ended June 30, 2021 was primarily due to i) a $27.4 million decrease in net unrealized depreciation on SVP-Singer Holdings, LP, including the reversal of previously recognized depreciation of $1.5 million associated with a distribution from the portfolio company and $25.9 million of valuation appreciation, based on expected proceeds on the sale of the portfolio company which successfully closed in July 2021; ii) the reversal of previously recognized depreciation of $19.3 million, including foreign currency translation, related to the exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings, LLC and Advantage Insurance Inc., and the restructure of Advanced Lighting Technologies, LLC; and iii) overall increase in valuation appreciation across our portfolio.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the six months ended June 30, 2022 and 2021 was $3.0 million and $48.2 million, respectively. As compared to the prior period, the decrease is reflective of net realized and unrealized gain (loss) of $(10.6) million for the current period, as compared to $39.2 million of net realized and unrealized gain (loss) for the six months ended June 30, 2021, the impact of which was partially offset by an increase in net investment income of approximately $4.6 million period-over-period.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
GAAP Basis:
Net Investment Income	$7,120,216	$4,842,724	$13,615,311	$9,032,941
Net Investment Income per share	0.10	0.07	0.18	0.12
Addback: GAAP incentive fee (reversal) based on capital gains	(1,073,068)	—	(1,544,569)	—
Addback: GAAP incentive fee based on Income net of incentive fee waiver (if any)	69,343	—	88,356	—
Pre-Incentive Fee[1]:
Net Investment Income	$6,116,491	$4,842,724	$12,159,098	$9,032,941
Net Investment Income per share	0.08	0.07	0.16	0.12
Less: Incremental incentive fee based on Income net of incentive fee waiver (if any)	(69,343)	—	(88,356)	—
As Adjusted[2]:
Net Investment Income	$6,047,148	$4,842,724	$12,070,742	$9,032,941
Net Investment Income per share	0.08	0.07	0.16	0.12

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees. Such fees have been accrued (reversed) but are not due and payable at the reporting date.

As Adjusted2: Amounts are adjusted to remove the GAAP accrual (reversal) for incentive fee based on capital gains, and to include only the incremental incentive fee based on income. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three and six month periods ended June 30, 2022 and 2021, respectively (see Note 3). Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflected the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the six months ended June 30, 2022, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the six months ended June 30, 2022 was $(13.1) million. Our use of cash from operating activities during the period primarily consisted of $(13.1) million in net purchases of investments, excluding PIK capitalization.

Net cash provided by financing activities during the six months ended June 30, 2022 was $22.7 million. Our sources of cash from financing activities consisted of $92.0 million from the issuance of our 2025 Private Placement Notes, and $92.0 million in net debt borrowings under the Credit Facility. Our uses of cash consisted of the $(143.7) million repayment of our 2022 Convertible Notes, cash distributions paid to stockholders of $(14.8) million, purchases of treasury stock of $(2.0) million, and payments of debt issuance costs of $(0.8) million.

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at June 30, 2022 and December 31, 2021. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At June 30, 2022 and December 31, 2021, we were obligated to existing portfolio companies for unfunded commitments of $69.5 million across 38 portfolio companies and $49.4 million across 35 portfolio companies, respectively.

As of June 30, 2022, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at June 30, 2022 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$146.0	$—	$146.0	$—	$—
2025 Private Placement Notes	92.0	—	—	92.0	—
Interest and Debt Related Payables	0.7	0.7	—	—	—

(1)	At June 30, 2022, $119.0 million remained undrawn under our Credit Facility.

Distributions

Our quarterly distributions, if any, are determined by our Board of Directors. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any distributions at all or distributions at a particular level. The following table lists the quarterly distributions per share from our common stock since June 2020:

Distribution Amount Per Share Outstanding	Record Date	Payment Date
$0.10	June 1, 2020	July 7, 2020
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the year ended December 31, 2021.

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

The Company estimates the source of its distributions as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.  For the $0.10 dividend per share paid on July 7, 2022, the Company estimates that approximately $0.097 was from net investment income and approximately $0.003 was estimated to be a return of capital. For Consolidated Statements of Changes in Net Assets, sources of distribution to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

Recent developments

On August 2, 2022, the Company’s Board of Directors declared a distribution of $0.10 per share, payable on October 6, 2022 to stockholders of record at the close of business on September 15, 2022.

On August 2, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board of Directors designated the Advisor as the Valuation Designee to perform certain fair value functions, including performing fair value determinations for the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2022, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 91% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2025 Private Placement Notes were issued in two tranches, consisting of a fixed tranche and variable rate tranche with no floor. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual increase (decrease) on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of June 30, 2022, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.5	$0.18
Up 300 basis points	$10.1	$0.14
Up 200 basis points	$6.7	$0.09
Up 100 basis points	$3.4	$0.05
Down 100 basis points	$(2.9)	$(0.04)

(1)	Excludes the impact of incentive fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. Refer to Notes 2 and 4 for more information on the Company’s Interest Rate Swap.

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

Rising interest rates or changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. While we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of rising interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades. As inflation increases, the real value of our shares and distributions therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the six months period ended June 30, 2022:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	$4.14	56,894	56,894	7,850,000
February 2022	—	—	—	7,850,000
March 2022	4.15	49,414	49,414	7,800,586
April 2022	4.25	29,202	29,202	7,771,384
May 2022	4.03	81,718	81,718	7,689,666
June 2022	3.67	309,163	309,163	7,380,503
	$3.85	526,391	526,391

(1)	The average price paid per share includes $0.03 commission fee per share.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash and borrowings under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Price Range of Common Stock

Our common stock began trading on June 27, 2007 and is currently traded on The NASDAQ Global Select Market under the symbol “BKCC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share in each fiscal quarter for the first two quarters of the year ended December 31, 2022, the year ended December 31, 2021 and the year ended December 31, 2020. On June 30, 2022, the reported closing price of our common stock was $3.67 per share.

		Stock Price		Premium/(Discount) of	Premium/(Discount) of
	NAV(1)	High(2)	Low(2)	High Sales Price to NAV(3)	Low Sales Price to NAV(3)	Declared Distributions
Fiscal Year ended December 31, 2022
First Quarter	$4.70	$4.25	$4.00	(10)%	(15)%	$0.10
Second Quarter	$4.57	$4.34	$3.46	(5)%	(24)%	$0.10
Fiscal Year ended December 31, 2021
First Quarter	$4.35	$3.68	$2.65	(15)%	(39)%	$0.10
Second Quarter	$4.68	$4.43	$3.48	(5)%	(26)%	$0.10
Third Quarter	$4.74	$4.24	$3.81	(11)%	(20)%	$0.10
Fourth Quarter	$4.73	$4.35	$3.80	(8)%	(20)%	$0.10
Fiscal Year ended December 31, 2020
First Quarter	$5.35	$5.09	$1.47	(5)%	(73)%	$0.14
Second Quarter	$4.84	$3.51	$1.79	(27)%	(63)%	$0.10
Third Quarter	$4.24	$3.08	$2.31	(27)%	(46)%	$0.10
Fourth Quarter	$4.23	$3.07	$2.34	(27)%	(45)%	$0.10

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
(3)	Calculated as the respective High/Low Stock Price minus the quarter end NAV, divided by the quarter end NAV.

Item 6. Exhibits.

(a)	Exhibits.

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

10.1	Master Note Purchase Agreement, dated April 21, 2022, by and among BlackRock Capital Investment Corporation and the Purchasers signatory thereto (5)

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(1)	Previously filed with the Registrant’s Registration Statement on Form 10 (Commission File No. 000-51327), as amended, originally filed on May 24, 2005.
(2)	Previously filed with the Registrant’s Form 8-K dated as of March 9, 2015.
(3)	Previously filed with the Registrant’s Form 8-K dated as of April 30, 2018.
(4)	Previously filed with the Registrant’s pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (Commission File No. 333-141090), filed on June 14, 2007.
(5)	Previously filed with the Registrant’s Form 8-K dated as of April 22, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: August 3, 2022	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: August 3, 2022	By:	/s/ Chip Holladay
Chip Holladay
Interim Chief Financial Officer and Treasurer