Form 10-Q/A
period 2022-06-30
BlackRock Capital Investment Corp
filed 2022-09-20
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The registrant’s Form 10-Q filed with the SEC on August 3, 2022 did not include inline XBRL tagging. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2022 is to add inline XBRL tagging to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

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

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$11,646,011	$9,210,827	$23,252,914	$17,260,077
Non-controlled, affiliated investments	—	—	—	11,867
Controlled investments	—	135,371	—	718,571
PIK interest income:
Non-controlled, non-affiliated investments	126,140	815,710	249,158	1,596,389
Non-controlled, affiliated investments	116,572	117,985	232,468	237,014
Dividend income (excluding PIK):
Non-controlled, affiliated investments	—	—	—	71,500
Controlled investments	—	536,908	—	1,047,975
PIK dividend income:
Non-controlled, non-affiliated investments	78,729	—	154,611	—
Other income:
Non-controlled, non-affiliated investments	301,503	40,958	562,091	186,990
Total investment income	12,268,955	10,857,759	24,451,242	21,130,383

Operating expenses
Interest and other debt expenses	2,860,691	2,969,177	5,589,642	5,722,273
Management fees	1,947,167	1,775,684	4,007,031	3,575,450
Incentive fees on income	69,343	—	88,356	—
Incentive fees on capital gains(1)	(1,073,068)	—	(1,544,569)	—
Administrative expenses	299,262	314,886	664,769	637,001
Professional fees	207,489	254,834	510,346	666,993
Insurance expense	196,114	201,597	395,872	400,961
Director fees	153,125	153,125	306,250	306,250
Investment advisor expenses	25,819	87,500	51,638	175,000
Other operating expenses	462,797	258,232	766,596	613,514
Total expenses, before incentive fee waiver	5,148,739	6,015,035	10,835,931	12,097,442
Incentive fee waiver (see Note 3)	—	—	—	—
Total expenses, net of incentive fee waiver	5,148,739	6,015,035	10,835,931	12,097,442

Net investment income(1)	7,120,216	4,842,724	13,615,311	9,032,941

Realized and unrealized gain (loss) on investments, Interest Rate Swap and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	6,773	825,913	(639,501)
Non-controlled, affiliated investments	—	—	—	(7,989,591)
Controlled investments	—	(8,749,931)	—	(11,040,074)
Net realized gain (loss)	—	(8,743,158)	825,913	(19,669,166)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(9,875,353)	27,464,721	(12,412,374)	37,333,277
Non-controlled, affiliated investments	(352,787)	153,217	229,671	6,988,190
Controlled investments	766,458	8,689,595	922,387	14,826,843
Interest Rate Swap	(198,694)	—	(198,694)	—
Foreign currency translation	—	(381,379)	—	(285,360)
Net change in unrealized appreciation (depreciation)	(9,660,376)	35,926,154	(11,459,010)	58,862,950
Net realized and unrealized gain (loss)	(9,660,376)	27,182,996	(10,633,097)	39,193,784

Net increase (decrease) in net assets resulting from operations	$(2,540,160)	$32,025,720	$2,982,214	$48,226,725

Net investment income per share—basic(1)	$0.10	$0.07	$0.18	$0.12
Earnings (loss) per share—basic(1)	$(0.03)	$0.43	$0.04	$0.65
Weighted average shares outstanding—basic	73,667,822	74,150,425	73,744,580	74,292,637
Net investment income per share—diluted(1)(2)	$0.10	$0.07	$0.18	$0.12
Earnings (loss) per share—diluted(1)(2)	$(0.03)	$0.38	$0.04	$0.58
Weighted average shares outstanding—diluted	87,860,082	91,144,162	89,329,839	91,286,374
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

Item 6. Exhibits.

(a)
Exhibits.

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

10.1	Master Note Purchase Agreement, dated April 21, 2022, by and among BlackRock Capital Investment Corporation and the Purchasers signatory thereto (5)

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: September 20, 2022	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: September 20, 2022	By:	/s/ Chip Holladay
Chip Holladay
Interim Chief Financial Officer and Treasurer