Form 10-Q
period 2022-09-30
BlackRock Capital Investment Corp
filed 2022-11-03
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at November 2, 2022 was 72,571,907.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to BlackRock Capital Investment Corporation unless the context states otherwise.

Item 1. Consolidated Financial Statements

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $559,525,663 and $520,501,274)	$551,835,929	$526,504,945
Non-controlled, affiliated investments (cost of $4,866,587 and $5,027,616)	4,303,205	4,131,978
Controlled investments (cost of $84,922,381 and $89,097,765)	18,442,000	21,927,071
Total investments at fair value (cost of $649,314,631 and $614,626,655)	574,581,134	552,563,994
Cash and cash equivalents	29,859,866	12,750,121
Interest, dividends and fees receivable	3,327,314	3,671,722
Due from broker	1,878,136	—
Deferred debt issuance costs	1,170,130	1,511,418
Receivable for investments sold	415,514	690,550
Prepaid expenses and other assets	722,184	788,469
Total assets	$611,954,278	$571,976,274

Liabilities
Debt (net of deferred issuance costs of $1,050,269 and $425,272)	$260,949,731	$196,875,330
Dividends payable	7,312,237	7,392,972
Payable for investments purchased	3,532,831	11,679,798
Management fees payable	2,118,115	2,122,519
Income incentive fees payable (see Note 3)	1,690,745	170,002
Accrued capital gains incentive fees (see Note 3)	—	1,544,569
Interest and debt related payables	1,315,162	601,379
Interest Rate Swap at fair value	1,214,658	—
Accrued administrative expenses	345,707	384,225
Accrued expenses and other liabilities	1,441,349	1,553,507
Total liabilities	279,920,535	222,324,301

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,481,797 and 84,478,251 issued and 72,890,231 and 73,876,987 outstanding	84,482	84,478
Paid-in capital in excess of par	848,052,543	852,360,178
Distributable earnings (losses)	(443,881,330)	(434,303,297)
Treasury stock at cost, 11,591,566 and 10,601,264 shares held	(72,221,952)	(68,489,386)
Total net assets	332,033,743	349,651,973
Total liabilities and net assets	$611,954,278	$571,976,274

Net assets per share	$4.56	$4.73

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$14,733,808	$11,247,240	$37,986,722	$28,507,317
Non-controlled, affiliated investments	—	—	—	11,867
Controlled investments	—	—	—	718,571
PIK interest income:
Non-controlled, non-affiliated investments	376,854	436,929	626,012	2,033,318
Non-controlled, affiliated investments	114,909	123,521	347,377	360,535
Dividend income (excluding PIK):
Non-controlled, affiliated investments	—	—	—	71,500
Controlled investments	—	483,038	—	1,531,013
PIK dividend income:
Non-controlled, non-affiliated investments	81,188	—	235,799	—
Other income:
Non-controlled, non-affiliated investments	718,634	223,598	1,280,725	410,588
Total investment income	16,025,393	12,514,326	40,476,635	33,644,709

Operating expenses
Interest and other debt expenses	3,337,735	2,973,408	8,927,377	8,695,681
Management fees	2,118,115	2,086,219	6,125,146	5,661,669
Incentive fees on income	1,621,402	79,383	1,709,758	79,383
Incentive fees on capital gains(1)	—	1,291,952	(1,544,569)	1,291,952
Administrative expenses	345,707	333,057	1,010,476	970,058
Professional fees	214,022	301,976	724,368	968,969
Insurance expense	187,022	204,197	582,894	605,158
Director fees	149,375	158,125	455,625	464,375
Investment advisor expenses	25,819	87,500	77,457	262,500
Other operating expenses	363,161	167,737	1,129,757	781,251
Total expenses, before incentive fee waiver	8,362,358	7,683,554	19,198,289	19,780,996
Incentive fee waiver (see Note 3)	—	(79,383)	—	(79,383)
Total expenses, net of incentive fee waiver	8,362,358	7,604,171	19,198,289	19,701,613

Net investment income(1)	7,663,035	4,910,155	21,278,346	13,943,096

Realized and unrealized gain (loss) on investments, Interest Rate Swap and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	370,660	22,048,077	1,196,573	21,408,576
Non-controlled, affiliated investments	—	—	—	(7,989,591)
Controlled investments	—	524,445	—	(10,515,629)
Net realized gain (loss)	370,660	22,572,522	1,196,573	2,903,356
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(1,281,032)	(17,434,641)	(13,693,406)	19,898,636
Non-controlled, affiliated investments	102,585	31,709	332,256	7,019,899
Controlled investments	(232,073)	1,522,554	690,314	16,349,397
Interest Rate Swap	(1,015,964)	—	(1,214,658)	—
Foreign currency translation	—	—	—	(285,360)
Net change in unrealized appreciation (depreciation)	(2,426,484)	(15,880,378)	(13,885,494)	42,982,572
Net realized and unrealized gain (loss)	(2,055,824)	6,692,144	(12,688,921)	45,885,928

Net increase (decrease) in net assets resulting from operations	$5,607,211	$11,602,299	$8,589,425	$59,829,024

Net investment income per share—basic(1)	$0.10	$0.07	$0.29	$0.19
Earnings (loss) per share—basic(1)	$0.08	$0.16	$0.12	$0.81
Weighted average shares outstanding—basic	73,170,323	74,081,693	73,551,057	74,221,550
Net investment income per share—diluted(1)(2)	$0.10	$0.07	$0.29	$0.19
Earnings (loss) per share—diluted(1)(2)	$0.08	$0.15	$0.12	$0.73
Weighted average shares outstanding—diluted	73,170,323	91,075,430	83,884,141	91,215,287
(1)
Net investment income and per share amounts displayed above are net of the accrual (reversal) for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the nine month period ended September 30, 2022 and for the three and nine month periods ended September 30, 2021 (see Note 3).
(2)
For the nine month period ended September 30, 2022, the impact of the hypothetical conversion of the 2022 Convertible Notes was antidilutive (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973
Cumulative effect of adjustment for the adoption of ASU 2020-06(1)	—	—	(4,337,631)	3,888,233	—	(449,398)
Repurchase of common stock	(106,308)	—	—	—	(440,237)	(440,237)
Net investment income	—	—	—	6,495,095	—	6,495,095
Net realized and unrealized gain (loss)	—	—	—	(972,721)	—	(972,721)
Dividends to common stockholders(2)	—	—	—	(7,380,270)	—	(7,380,270)
Balance at March 31, 2022	73,770,679	$84,478	$848,022,547	$(432,272,960)	$(68,929,623)	$346,904,442

Repurchase of common stock	(420,083)	—	—	—	(1,586,451)	(1,586,451)
Issuance of common stock from the conversion of the 2022 Convertible Notes	3,546	4	29,996	—	—	30,000
Net investment income	—	—	—	7,120,216	—	7,120,216
Net realized and unrealized gain (loss)	—	—	—	(9,660,376)	—	(9,660,376)
Dividends to common stockholders(2)	—	—	—	(7,363,184)	—	(7,363,184)
Balance at June 30, 2022	73,354,142	$84,482	$848,052,543	$(442,176,304)	$(70,516,074)	$335,444,647

Repurchase of common stock	(463,911)	—	—	—	(1,705,878)	(1,705,878)
Net investment income	—	—	—	7,663,035	—	7,663,035
Net realized and unrealized gain (loss)	—	—	—	(2,055,824)	—	(2,055,824)
Dividends to common stockholders(2)	—	—	—	(7,312,237)	—	(7,312,237)
Balance at September 30, 2022	72,890,231	$84,482	$848,052,543	$(443,881,330)	$(72,221,952)	$332,033,743

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2020	74,466,665	$84,478	$858,079,713	$(476,857,055)	$(66,296,859)	$315,010,277
Repurchase of common stock	(256,062)	—	—	—	(869,726)	(869,726)
Net investment income	—	—	—	4,190,217	—	4,190,217
Net realized and unrealized gain (loss)	—	—	—	12,010,788	—	12,010,788
Dividends to common stockholders	—	—	—	(7,441,594)	—	(7,441,594)
Balance at March 31, 2021	74,210,603	$84,478	$858,079,713	$(468,097,644)	$(67,166,585)	$322,899,962

Repurchase of common stock	(80,944)	—	—	—	(301,703)	(301,703)
Net investment income	—	—	—	4,842,724	—	4,842,724
Net realized and unrealized gain (loss)	—	—	—	27,182,996	—	27,182,996
Dividends to common stockholders	—	—	—	(7,413,594)	—	(7,413,594)
Balance at June 30, 2021	74,129,659	$84,478	$858,079,713	$(443,485,518)	$(67,468,288)	$347,210,385

Repurchase of common stock	(133,039)	—	—	—	(532,288)	(532,288)
Net investment income	—	—	—	4,910,155	—	4,910,155
Net realized and unrealized gain (loss)	—	—	—	6,692,144	—	6,692,144
Dividends to common stockholders	—	—	—	(7,405,845)	—	(7,405,845)
Balance at September 30, 2021	73,996,620	$84,478	$858,079,713	$(439,289,064)	$(68,000,576)	$350,874,551
(1)
See Notes 2 and 4 for further information related to the adoption of ASU 2020-06.
(2)
Sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations (see Note 2). For the three months ended September 30, 2022, it is estimated that there was no return of capital based on book income. For the three months ended June 30, 2022, it is estimated that $242,968 out of the total $7,363,184 dividend was from a return of capital based on book income. For the three months ended March 31, 2022, it is estimated that $885,175 out of the total $7,380,270 dividend was from a return of capital based on book income.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$8,589,425	$59,829,024
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(1,196,573)	(2,903,356)
Net change in unrealized (appreciation) depreciation of investments	12,670,836	(43,267,932)
Net change in unrealized (appreciation) depreciation on Interest Rate Swap	1,214,658	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	—	285,360
Interest and dividend income paid in kind	(1,209,188)	(2,393,853)
Net amortization of investment discounts and premiums	(2,533,470)	(1,555,798)
Amortization of deferred debt issuance costs	868,344	1,214,536
Amortization of original issue discount on debt	—	702,775
Changes in assets and liabilities:
Purchase of investments	(194,380,774)	(203,961,132)
Proceeds from disposition of investments	164,537,110	174,919,422
Decrease (increase) in interest, dividends and fees receivable	439,326	(1,316,910)
Decrease (increase) in due from broker	(1,878,136)	—
Decrease (increase) in receivable for investments sold	275,036	5,406,568
Decrease (increase) in prepaid expenses and other assets	66,285	(521,014)
Increase (decrease) in payable for investments purchased	(8,146,967)	(826,450)
Increase (decrease) in interest and debt related payables	713,783	1,875,737
Increase (decrease) in management fees payable	(4,404)	(227,228)
Increase (decrease) in income incentive fees payable	1,520,743	(1,849,597)
Increase (decrease) in accrued capital gains incentive fees	(1,544,569)	1,291,952
Increase (decrease) in accrued administrative expenses	(38,518)	(56,007)
Increase (decrease) in accrued expenses and other liabilities	(112,158)	(860,400)
Net cash provided by (used in) operating activities	(20,149,211)	(14,214,303)

Financing activities
Repayment of 2022 Convertible Notes	(143,720,000)	—
Proceeds from issuance of 2025 Private Placement Notes	92,000,000	—
Draws on Credit Facility	214,000,000	106,000,000
Repayments of Credit Facility draws	(98,000,000)	(85,800,000)
Dividends paid to common stockholders	(22,136,426)	(14,855,188)
Repurchase of common shares	(3,732,566)	(1,703,717)
Payments of debt issuance costs	(1,152,052)	(767,459)
Net cash provided by (used in) financing activities	37,258,956	2,873,636

Net increase (decrease) in cash and cash equivalents	17,109,745	(11,340,667)
Cash and cash equivalents at beginning of period	12,750,121	23,332,831
Cash and cash equivalents at end of period	$29,859,866	$11,992,164

Supplemental cash flow information
Interest payments	$6,678,112	$4,125,228
Tax payments	$80,464	$80,050
Share issuance — conversion of 2022 Convertible Notes	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

September 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Aerospace & Defense
Unanet, Inc.	First Lien Term Loan	LIBOR(M)	—	6.25%	9.38%	5/31/2024	$6,632,653	$6,608,990	$6,632,653
Unanet, Inc.	First Lien Delayed Draw Term Loan	LIBOR(M)	—	6.25%	9.38%	5/31/2024	$1,709,184	1,706,224	1,709,184
Unanet, Inc.	First Lien Revolver	LIBOR(M)	—	6.25%	9.38%	5/31/2024	$816,327	813,404	816,327
								9,128,618	9,158,164
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	9.75%	4/15/2026	$2,320,960	2,295,605	2,320,960
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	9.80%	4/15/2026	$233,430	230,928	233,430
								2,526,533	2,554,390
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	9.42%	4/30/2027	$2,520,513	2,479,463	2,548,239

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	10.58%	2/7/2025	$500,000	488,342	505,000
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	10.09%	2/7/2025	$560,228	538,077	560,228
								1,026,419	1,065,228
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	8.81%	11/7/2026	$1,589,052	1,579,964	1,496,887
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.00%	8.81%	11/7/2026	$349,607	347,493	329,330
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.00%	8.81%	11/7/2026	$484,168	481,315	456,086
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2028	$1,369,624	1,335,746	1,336,479
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2028	$—	(11,602)	(22,859)	N
Pueblo Mechanical and Controls, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2027	$—	(5,434)	(5,372)	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	10.32%	8/31/2029	$2,615,252	2,579,736	2,479,259
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	10.32%	8/31/2029	$—	(2,902)	(23,272)	N
								6,304,316	6,046,538
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	8.34%	3/31/2028	$3,283,357	3,217,690	3,211,123
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	8.34%	3/31/2028	$—	(10,731)	(23,609)	N
CSG Buyer, Inc. (Core States)	First Lien Revolver	SOFR(M)	1.00%	6.00%	9.05%	3/31/2028	$214,625	203,894	202,820	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.20%	11/23/2027	$3,574,707	3,488,535	3,460,316
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(Q)/PRIME	1.00%	6.50%	10.69%	11/23/2027	$4,909,256	4,797,904	4,698,801	N/U
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	SOFR(M)	1.00%	6.50%	9.68%	11/23/2027	$140,445	123,018	101,923	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$2,481,141	2,446,914	2,421,594
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	8.88%	1/13/2026	$834,284	822,635	814,261
								15,089,859	14,887,229
Consumer Finance
Barri Financial Group, LLC	First Lien Term Loan	LIBOR(M)	1.00%	7.75%	10.64%	6/30/2026	$11,709,193	11,496,800	11,826,286
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	12.62%	9/21/2027	$5,193,335	5,063,707	5,063,501
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	9.00%	12.62%	9/21/2027	$—	(21,579)	(43,278)	N
								16,538,928	16,846,509
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	10.55%	12/14/2029	$4,559,359	4,462,559	4,276,678
PVHC Holding Corp.	First Lien Term Loan	LIBOR(Q)	1.00%	4.75%	8.42%	8/2/2024	$10,204,800	9,204,389	9,745,584
								13,666,948	14,022,262
Distributors
Colony Display LLC	First Lien Term Loan	SOFR(S)	1.00%	7.50% Cash + 2.00% PIK	13.91%	6/30/2026	$2,352,727	2,316,196	2,277,439	D

Diversified Consumer Services
Elevate Brands OpCo LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	8.50%	11.63%	3/15/2027	$7,900,096	7,804,630	7,536,691	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.46%	9/14/2029	$3,200,924	3,129,343	3,128,903
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	9.46%	9/15/2027	$—	(5,828)	(5,879)	N

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	12.60%	9/30/2025	$12,653,058	$12,744,109	$12,612,199	H/J/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	10/2/2023	$1,623,952	1,623,952	2,676,273	D/H/J
SellerX Germany GmbH & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 1.00% PIK	12.67%	11/23/2025	$6,313,043	6,234,989	5,963,616	D/H/J/N
Thras.io, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	11.17%	12/18/2026	$7,320,496	7,220,583	6,698,253	P
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	7.00%	11.17%	12/18/2026	$3,068,408	2,999,549	2,575,634	P/N
Whele LLC (Perch)	First Lien Incremental Term Loan	LIBOR(M)	1.00%	8.50%	12.16%	10/15/2025	$6,531,157	6,570,288	6,126,225
								48,321,615	47,311,915
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.13%	3/26/2026	$6,555,553	6,461,469	6,505,075
2-10 Holdco, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.00%	9.13%	3/26/2026	$—	(3,359)	(1,850)	N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2029	$5,356,151	5,236,956	5,211,535
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2029	$—	(11,841)	(28,418)	N
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.25%	9.80%	8/31/2028	$—	(10,376)	(12,630)	N
Callodine Commercial Finance, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	12.67%	11/3/2025	$25,000,000	25,000,000	24,900,000
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR(Q)	0.25%	8.50%	11.78%	10/8/2027	$5,000,000	5,000,000	4,975,000	S
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	9.77%	8/21/2028	$7,122,636	6,981,572	6,980,184
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.75%	9.77%	8/21/2028	$—	(19,403)	(39,570)	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	16.12%	10/31/2021	$37,686,148	37,686,148	18,442,000	G/R/T
Oasis Financial, LLC	Second Lien Term Loan	LIBOR(M)	1.00%	8.50%	11.49%	7/5/2026	$5,000,000	4,925,905	4,900,000
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	9.96%	10/4/2027	$583,517	566,501	465,240	N
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(S)	1.00%	6.00%	9.96%	10/4/2027	$—	(1,946)	(6,746)	N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	12.25%	2/11/2025	$11,300,000	11,154,723	11,107,900	H/J
								102,966,349	83,397,720
Diversified Telecommunication Services
MetroNet Systems Holdings, LLC	Second Lien Term Loan	LIBOR(M)	0.75%	7.00%	10.12%	6/2/2029	$1,414,105	1,395,712	1,402,085
MetroNet Systems Holdings, LLC	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.00%	10.12%	6/2/2029	$2,911,392	2,860,697	2,886,645
								4,256,409	4,288,730
Electrical Equipment
Advanced Lighting Technologies, LLC	Second Lien Sr Secured Notes	LIBOR(Q)	2.00%	16.00% PIK + 6.00% Cash	28.48%	3/16/2027	$2,249,977	935,927	652,493	D/I/R/T

Health Care Equipment & Supplies
Zest Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	1.00%	7.00%	10.09%	3/14/2026	$15,000,000	14,927,166	13,800,000

Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	9.67%	6/28/2028	$2,673,000	2,626,275	2,146,419
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	9.57%	8/19/2027	$343,750	340,337	340,450
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(M)	1.00%	6.50%	9.57%	8/19/2027	$12,500	12,193	12,200	N
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(Q)	—	7.50%	11.17%	10/26/2026	$5,769,231	5,762,441	5,625,000	P
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(S)	0.50%	7.50%	9.37%	10/26/2026	$3,538,462	3,488,775	3,361,538
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	8.65%	5/4/2028	$3,817,828	3,744,570	3,730,018
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	8.65%	5/4/2028	$—	(12,587)	(33,451)	N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(Q)	1.00%	9.00%	11.81%	11/13/2028	$6,554,543	6,390,791	6,095,725
								22,352,795	21,277,899
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	9.93%	5/6/2027	$2,872,304	2,828,990	2,740,178
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(M)	1.00%	7.25%	9.93%	5/6/2027	$—	(2,945)	(8,819)	N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	10.73%	3/14/2024	$7,765,960	7,696,165	7,696,067
CareATC, Inc.	First Lien Revolver	LIBOR(Q)	1.00%	7.25%	9.73%	3/14/2024	$338,074	335,882	335,031
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	10.56%	5/3/2027	$8,380,593	8,233,195	8,196,220
ESO Solutions, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	10.56%	5/3/2027	$—	(9,449)	(13,558)	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	10.29%	10/2/2028	$2,016,737	2,007,849	1,946,152
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	9.69%	7/23/2024	$4,500,000	4,473,624	4,540,500
Sandata Technologies, LLC	First Lien Revolver	LIBOR(Q)	—	6.00%	9.29%	7/23/2024	$466,667	463,769	466,667	N
								26,027,080	25,898,438

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Hotels, Restaurants & Leisure
OCM Luxembourg Baccarat Bidco S.A.R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.27%	6/3/2027	$5,247,600	$5,147,077	$5,147,896	H/J
OCM Luxembourg Baccarat Bidco S.A.R.L. (Interblock) (Slovenia)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	9.27%	6/3/2027	$—	(7,852)	(7,976)	H/J/N
								5,139,225	5,139,920
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2029	$4,121,752	4,040,349	4,022,829
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2029	$—	(10,180)	(24,731)	N
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.75%	8.83%	8/31/2028	$—	(10,160)	(12,365)	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	9.35%	10/1/2026	$1,938,583	1,911,380	1,824,207
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	LIBOR(M)	1.00%	6.25%	9.34%	10/1/2026	$133,333	129,928	118,583	N
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.00%	9.15%	11/1/2028	$854,520	842,152	832,303
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.12%	11/1/2028	$1,645,663	1,619,047	1,590,088	N
								8,522,516	8,350,914
Internet & Catalog Retail
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	10.51%	12/14/2028	$4,673,472	4,615,205	4,065,921

Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	10.58%	8/22/2027	$1,938,957	1,919,668	1,925,384
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	11.99%	10/25/2029	$7,164,842	7,031,731	6,448,358
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 4.00% PIK	9.77%	7/8/2027	$1,902,173	1,883,563	1,892,662	D
InMoment, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.50% Cash + 2.00% PIK	10.16%	6/8/2028	$11,434,273	11,214,199	11,209,018	D
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(M)	0.75%	8.25%	11.37%	7/27/2029	$7,000,000	6,911,389	6,410,809	P
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	9.51%	6/10/2027	$5,830,726	5,752,412	5,644,143
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	9.51%	6/10/2027	$1,562,500	1,552,067	1,325,917	N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	8.00%	10.68%	4/6/2027	$12,069,635	11,872,531	11,804,102
Pluralsight, Inc.	First Lien Revolver	LIBOR(M)	1.00%	8.00%	10.68%	4/6/2027	$—	(14,033)	(20,468)	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	11.12%	4/2/2027	$5,512,958	5,443,817	5,485,393
Reveal Data Corporation et al	First Lien Term Loan	SOFR(M)	1.00%	6.50%	9.19%	3/9/2028	$2,583,930	2,524,131	2,521,916
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	9.10%	8/16/2029	$4,111,714	4,029,963	4,029,480
Sailpoint Technologies Holdings, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.25%	9.10%	8/16/2028	$—	(6,537)	(6,675)	N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.50% PIK	9.94%	1/24/2028	$3,782,365	3,708,705	3,708,231	D/H/J
Suited Connector, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	8.56%	12/1/2027	$1,404,972	1,379,983	1,220,920
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	6.00%	8.56%	12/1/2027	$—	(2,471)	(44,659)	N
Suited Connector, LLC	First Lien Revolver	LIBOR(Q)	1.00%	6.00%	8.46%	12/1/2027	$227,273	223,253	197,500
								65,424,371	63,752,031
IT Services
Ensono, Inc.	Second Lien Term Loan B	LIBOR(M)	—	8.00%	11.12%	5/28/2029	$5,000,000	4,957,292	4,635,000
Idera, Inc.	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	9.32%	2/4/2029	$2,867,296	2,849,208	2,580,566
								7,806,500	7,215,566
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	6.50%	8.35%	5/25/2027	$2,638,179	2,545,408	2,568,926	J/P

Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	9.56%	8/5/2026	$1,433,842	1,412,264	1,442,445
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	6.75%	9.56%	8/5/2026	$3,865,310	3,807,501	3,888,501
								5,219,765	5,330,946
Media
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	10.12%	10/19/2026	$3,131,760	2,911,450	2,763,777	P
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	9.59%	8/31/2023	$380,000	373,579	372,020
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	9.59%	8/31/2023	$—	(2,018)	(2,520)	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.98%	8/23/2026	$3,638,987	3,574,349	3,504,344
								6,857,360	6,637,621

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Metals & Mining
Kemmerer Operations, LLC (WMLP)	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$2,973,139	2,973,139	2,973,139	D/F/N

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	8.53%	11/30/2026	$10,088,995	9,878,548	9,676,355
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	PRIME	1.00%	4.50%	10.75%	11/30/2026	$469,027	451,249	441,622	N
								10,329,797	10,117,977
Professional Services
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	10.33%	4/26/2030	$5,007,465	4,911,252	4,556,793
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	10.62%	5/14/2029	$5,000,000	4,958,957	4,705,000
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$11,060,029	10,868,416	10,866,478
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$—	—	(51,410)	N
ICIMS, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.75%	9.49%	8/18/2028	$—	(18,070)	(18,433)	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	11.88%	2/17/2025	$9,892,491	9,748,982	9,753,996	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	11.88%	2/17/2025	$5,300,000	5,228,414	5,225,800	H/J
RigUp, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(M)	1.50%	7.00%	10.13%	3/1/2024	$500,000	496,017	492,500
TLE Holdings, LLC	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	8.62%	6/28/2024	$3,830,369	3,556,646	3,629,275
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	8.62%	6/28/2024	$980,455	910,390	928,981
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	9.87%	8/4/2026	$1,064,655	1,058,959	1,023,400
								41,719,963	41,112,380
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	9.05%	3/2/2026	$1,866,667	1,866,667	1,844,267	J
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	9.68%	3/21/2027	$4,661,332	4,573,795	4,572,767
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	9.68%	3/21/2027	$—	14,086	(127,928)	N
								6,454,548	6,289,106
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	11.03%	4/8/2025	$15,000,000	14,833,187	14,910,000

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Term Loan	SOFR(M)	1.00%	6.25%	9.38%	12/29/2027	$1,911,133	1,875,911	1,818,767	P
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Revolver	SOFR(M)	1.00%	6.25%	9.38%	12/29/2026	$—	(81,034)	(53,752)	N
								1,794,877	1,765,015
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	10.62%	12/29/2025	$2,416,867	2,397,062	2,388,106
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	9.96%	3/11/2027	$8,673,018	8,590,184	8,591,491
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	9.46%	4/13/2027	$4,400,433	4,337,161	4,286,022	D
Aras Corporation	First Lien Revolver	LIBOR(S)	1.00%	6.50%	9.50%	4/13/2027	$102,381	97,699	94,396	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	10.48%	4/30/2026	$4,981,444	4,869,770	4,921,666
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	1.00%	6.75%	13.00%	4/30/2026	$519,073	504,522	511,189	N
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(S)	—	7.75%	9.83%	9/6/2027	$4,809,535	4,760,119	4,761,440
CyberGrants Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$2,833,333	2,796,793	2,781,200
CyberGrants Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$8,389	7,036	3,278	N
CyberGrants Holdings, LLC	First Lien Revolver	LIBOR(Q)	0.75%	6.25%	9.92%	9/8/2027	$169,467	165,965	164,355	N
Elastic Path Software Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	9.87%	1/6/2026	$1,893,754	1,878,197	1,873,301	H/J
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	9.41%	8/30/2028	$358,696	350,704	349,370
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.50%	9.41%	8/30/2028	$—	(807)	(933)	N
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$1,539,384	1,524,300	1,519,680
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(S)	1.00%	7.25%	9.31%	5/6/2026	$—	(13,843)	(19,704)	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/9/2029	$1,937,661	1,900,667	1,900,264	D
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/9/2029	$—	(14,657)	(29,168)	D/N

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	9.80%	7/9/2029	$—	$(6,766)	$(6,731)	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)	1.00%	3.00% Cash + 3.00% PIK	8.99%	12/17/2027	$1,537,518	1,510,251	1,505,383	D
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	3.00% Cash + 3.00% PIK	8.99%	12/17/2027	$—	(1,972)	(5,573)	D/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	LIBOR(M)	1.00%	6.00%	8.99%	12/17/2027	$—	(2,319)	(2,787)	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/5/2028	$7,017,052	6,845,959	6,847,941
Kaseya Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$7,444,189	7,334,519	7,354,859
Kaseya Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$—	(3,281)	(5,460)	N
Kaseya Inc.	First Lien Revolver	SOFR(S)	0.75%	5.75%	8.29%	6/25/2029	$—	(6,562)	(5,460)	N
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.49%	9/15/2025	$2,349,466	2,314,518	2,313,519
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	10.12%	9/24/2026	$1,547,222	1,521,899	1,497,092
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	9.14%	5/9/2028	$5,557,879	5,450,606	5,449,501	D/H/J
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	9.14%	5/9/2028	$—	(11,003)	(11,474)	H/J/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	11.19%	3/31/2027	$3,770,754	3,711,726	3,729,276	D/H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	11.19%	3/31/2027	$—	(6,156)	(4,505)	D/H/J/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.13%	9.80%	8/31/2027	$4,628,416	4,544,242	4,563,617
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	LIBOR(Q)	1.00%	6.13%	9.80%	8/31/2026	$—	(5,396)	(4,612)	N
Syntellis Parent, LLC (Axiom Software)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	9.53%	8/2/2027	$7,671,409	7,517,995	7,487,295
Zilliant Incorporated	First Lien Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$1,532,804	1,506,145	1,468,426	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(S)	0.75%	2.00% Cash + 4.50% PIK	9.25%	12/21/2027	$—	(2,752)	(15,556)	D/N
Zilliant Incorporated	First Lien Revolver	LIBOR(S)	0.75%	6.00%	8.75%	12/21/2027	$—	(2,582)	(6,222)	N
								76,359,943	76,244,482
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	9.17%	2/12/2025	$3,730,087	3,419,420	3,338,428	P
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	982,813	896,000
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	8.76%	7/2/2026	$7,194,030	7,080,105	7,042,956
								11,482,338	11,277,384
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	10.64%	2/17/2026	$10,842,857	10,661,341	10,495,886	H/J

Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.90%	9/8/2027	$9,862,348	9,730,661	9,920,535
James Perse Enterprises, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.25%	9.90%	9/8/2027	$—	(19,339)	—	N
								9,711,322	9,920,535
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	10.62%	4/8/2027	$3,539,347	3,477,996	3,427,504
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	10.62%	4/8/2027	$—	(8,288)	(37,281)	N
								3,469,708	3,390,223
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	9.92%	9/17/2026	$4,950,000	4,847,266	4,822,785	H/J

Total Debt Investments - 169.4% of Net Assets								589,632,400	562,413,950

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2022

(Unaudited)

Issuer(O/Q)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	45,184	C/I
					1,862,881	45,184
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,597	—	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,597	—
Diversified Consumer Services
Elevate Brands Holdco Inc.	Warrants to Purchase Common Stock		3/14/2032	66,428	—	60,466	C/I
Elevate Brands Holdco Inc.	Warrants to Purchase Preferred Stock		3/14/2032	33,214	—	41,749	C/I
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares		11/23/2028	48	—	85,596	C/H/I/J
PerchHQ LLC	Warrants to Purchase Common Stock		10/15/2027	45,283	—	311,898	C/I/L
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	1,808,570	C/H/I/J
					—	2,308,279
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,685	—	C/G/R
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	203,426	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	5,690	C/H/I/J
					47,236,233	209,116
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	5,023,500	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	450,000	100,544	225,300	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	—	627,228	C/M

Metals & Mining
Kemmerer Holdings, LLC (WMLP)	Limited Partnership/Limited Liability Company Interests			8	753,851	1,330,066	C/F/K

Oil, Gas & Consumable Fuels
TER Management Resources, LLC (fka ETX Energy Management Company, LLC)	Limited Partnership/Limited Liability Company Interests			53,815	—	—	C
Trailblazer Energy Resources, LLC (fka ETX Energy, LLC)	Limited Partnership/Limited Liability Company Interests			51,119	—	—	C/L
					—	—
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock		5/6/2032	81,895	—	7,266	C/I

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	2,679,215	2,391,245	D/I

Total Equity Securities - 3.7% of Net Assets					59,682,231	12,167,184

Total Investments - 173.1% of Net Assets					$649,314,631	$574,581,134

Cash and Cash Equivalents - 9.0% of Net Assets						$29,859,866

Total Cash and Investments - 182.1% of Net Assets						$604,441,000

	Interest Rate Swap as of September 30, 2022(V)
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value
Interest Rate Swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	$35,000,000	$(1,214,658)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2022

(Unaudited)

Notes to Consolidated Schedules of Investments:

(A)
Represents amortized cost for fixed income securities and cost for preferred and common stock, limited partnership/limited liability company interests and equity warrants/options.
(B)
Pursuant to Rule 2a-5 under the 1940 Act, the Company's Board of Directors designated the Advisor as the valuation designee to perform certain fair value functions, including performing fair value determinations. See Note 2 for further details.
(C)
Non-income producing equity securities at September 30, 2022.
(D)
Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective interest method.
(E)
Approximately 98.9% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 92.3% of the fair value of such senior secured loans have floors of 0.50% to 1.80%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2022 of all contracts within the specified loan facility. LIBOR and SOFR reset monthly (M), quarterly (Q) or semiannually (S).
(F)
Transaction and other information for “non-controlled, affiliated” investments under the Investment Company Act of 1940 (the “1940 Act”), whereby the Company owns 5% or more (but not more than 25%) of the portfolio company’s outstanding voting securities, is presented in a separate table of the Consolidated Schedules of Investments.
(G)
Transaction and other information for “controlled” investments under the 1940 Act, whereby the Company owns more than 25% of the portfolio company’s outstanding voting securities, is presented in a separate table of the Consolidated Schedules of Investments.
(H)
Non-U.S. company or principal place of business outside the U.S.
(I)
Security is either exempt from registration under Rule 144A of the Securities Act of 1933 (the “Securities Act”), or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 3.3% of the Company’s net assets at September 30, 2022. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of September 30, 2022:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Advanced Lighting Technologies, LLC, Senior Secured Notes	3/16/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Stitch Holdings, L.P., Limited Partnership Interests	7/30/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Elevate Brands Holdco Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
PerchHQ LLC, Warrants to Purchase Common Stock	9/30/2022

(J)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of September 30, 2022, approximately 14.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.
(K)
The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of Kemmerer Operations, LLC and thus non-controlled, affiliated investments.
(L)
The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of ETX Energy, LLC and PerchHQ LLC and thus non-controlled, non-affiliated investments.
(M)
The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of MBS Parent, LLC and thus a non-controlled, non-affiliated investment.
(N)
Position or associated portfolio company thereof has an unfunded commitment as of September 30, 2022 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein. Any negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(O)
Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)
Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(Q)
As of September 30, 2022, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(R)
The investment is on non-accrual status as of September 30, 2022 and therefore non-income producing. At September 30, 2022, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 3.4% and 11.9% of the Company's debt and preferred stock investments at fair value and amortized cost, respectively.
(S)
This investment will have a first lien security interest after the senior tranches are repaid.
(T)
Total coupon includes default interest of 2.00%.
(U)
Portions of the loan bear interest at SOFR and at the Prime rate. The total coupon represents the weighted average interest rate at September 30, 2022 of all contracts within the loan facility.
(V)
Refer to Notes 2 and 4 for additional information on the Company’s Interest Rate Swap.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

September 30, 2022

(Unaudited)

Non-Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2021	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at September 30, 2022
AGY Equity, LLC:
Class A Preferred Stock	$—	$251,736	$—	$(251,736)	$—	$—	$—
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Senior Secured Loan, First Lien	346,207	3,091,618	—	—	346,256	(464,735)	2,973,139
Delayed Draw Term Loan, First Lien	1,170	42,550	—	—	1,188	(43,738)	—
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	746,074	—	583,992	—	—	1,330,066
Totals	$347,377	$4,131,978	$—	$332,256	$347,444	$(508,473)	$4,303,205

(1) The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.

(2) Amounts reported above are for the nine months ended September 30, 2022. Dividends and interest income also includes fee income as applicable.

(3) Acquisitions include new purchases, PIK income and amortization of original issue and market discounts, and the movement of an existing portfolio company into this category from a different category for the nine months ended September 30, 2022.

(4) Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the nine months ended September 30, 2022.

The aggregate fair value of non-controlled, affiliated investments at September 30, 2022 represents 1.3% of the Company’s net assets.

Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2021	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at September 30, 2022
Gordon Brothers Finance Company:
Unsecured Debt	$—	$21,927,071	$—	$690,314	$—	$(4,175,385)	$18,442,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$—	$21,927,071	$—	$690,314	$—	$(4,175,385)	$18,442,000

(1) The issuers of securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.

(2) Amounts reported above are for the nine months ended September 30, 2022. Dividends and interest income also includes fee income as applicable.

(3) Acquisitions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category for the nine months ended September 30, 2022.

(4) Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the nine months ended September 30, 2022.

The aggregate fair value of controlled investments at September 30, 2022 represents 5.6% of the Company’s net assets.

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

The interim financial information at September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited. However, in the opinion of management, the interim information includes all normal recurring adjustments necessary for the fair presentation of the Company’s results for the periods presented. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Investment Valuation

Pursuant to Rule 2a-5 (the "Rule") under the 1940 Act, the Company’s Board of Directors (the "Board") has designated BlackRock Capital Investment Advisors, LLC (“BCIA” or the “Advisor”) as the Company’s valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations, and has reviewed and approved amended policies and procedures adopted by BCIA to seek to ensure compliance with the requirements of the Rule as part of such designation. The Valuation Designee will provide quarterly valuation reporting and notifications on any material valuation matters to the Board as required under the Rule.

Investments are recorded at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in the Valuation Designee's policies and procedures adopted for the Company by the Board and the Valuation Designee. Securities traded on a recognized securities exchange are valued using the close price on the exchange on valuation date. Investments for which market prices from an exchange are not readily available are valued using the last available bid price or quote provided by an independent pricing service or one or more broker-dealers or market makers, unless they are deemed not to represent fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Valuation Designee.

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Valuation Designee using a consistently applied valuation process in accordance with documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee"). Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, cyclical, geopolitical and other events and conditions such as the COVID-19 pandemic, rising interest rates and risks related to inflation and credit risk (see Item 1A. Risk Factors), that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments.

In addition, changes in the market environment and other events may have differing impacts on the market quotations used to value some of the Company’s investments than on the fair values of the Company’s investments for which market quotations are not readily available. Market quotations may be deemed not to represent fair value in certain circumstances where the Valuation Designee believes that facts and circumstances applicable to an issuer, a seller, a purchaser or the market for a particular security cause current market quotations to not reflect the fair value of the security. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where there is a “forced” sale by a distressed seller, where market quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread.

With respect to the Company’s investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, the Valuation Designee has approved a multi-step valuation process applied each quarter, as described below:

(i)
The quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the portfolio investment;
(ii)
The investment professionals provide recent portfolio company financial statements and other reporting materials to independent valuation firms engaged by the Valuation Designee and approved by the Valuation Committee (with the exception of statements and materials related to investments priced directly by the Valuation Designee as described in (iv) below), such firms conduct independent appraisals each quarter and their preliminary valuation conclusions are documented and discussed with senior management of the Advisor;
(iii)
The Valuation Committee reviews the preliminary valuations prepared by the independent valuation firm and the Valuation Designee, as applicable;
(iv)
The fair value of certain investments, comprising in the aggregate, less than 5% of the Company’s net asset value and no more than 15% of total positions held, respectively, may be determined by the Valuation Designee in good faith without the engagement of an independent valuation firm in accordance with the Company’s valuation policy; provided that if only the threshold with respect to the number of all positions valued at zero or immaterial amounts is exceeded, the Valuation Designee may request the Valuation Committee's approval to not request a fair valuation from an independent valuation firm for all such positions; and
(v)
The Valuation Designee discuss valuations and determines the fair value of each investment in the portfolio in good faith based on the input of the Valuation Committee and the respective independent valuation firms.

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued generally utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, (e.g. non-performance risk), its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the Company’s principal market (as the reporting entity), any bid for a Company asset (irrespective of the perceived validity of such bid), and enterprise values. For positions acquired during the current quarter, the Valuation Designee generally believes that cost will approximate fair value. As such, an independent valuation, in certain cases, will not be obtained until the quarter-end after the quarter the investment is acquired in.

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

Level 2 – Valuations based on unadjusted quoted prices in markets that are not active or for which most significant inputs are observable, either directly or indirectly.

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

At September 30, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	31,799,594	—	—	31,799,594
3	Valuation sources that employ significant unobservable inputs	505,648,863	24,965,493	12,167,184	542,781,540
Total		$537,448,457	$24,965,493	$12,167,184	$574,581,134

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$438,131,354	Income approach	Discount rate	12.5% - 12.9% (12.7%)
	64,841,236	Market quotations	Indicative bid/ask quotes	1 (1)
	2,676,273	Option Pricing Model	Revenue multiple	3.5x - 4.0x (3.8x)
			Implied volatility	60.0% - 70.0% (65.0%)
			Term	2.0 years - 3.0 years (2.5 years)
Other Corporate Debt	24,313,000	Income approach	Discount rate	13.2% - 14.7% (13.9%)
	652,493	Market comparable companies	Revenue multiples	0.2x - 0.2x (0.2x)
Equity	2,438,063	Option Pricing Model	EBITDA/Revenue multiples	3.6x - 4.0x (3.8x)
			Implied volatility	59.6% - 69.6% (64.6%)
			Term	2.0 years - 3.1 years (2.6 years)
	5,023,500	Market comparable companies	EBITDA multiples	6.0x - 7.0x (6.5x)
	3,721,311	Income approach	Discount rate	21.1% - 25.0% (23.1%)
	984,310	Market comparable companies	Revenue multiples	1.2x - 1.4x (1.3x)
$542,781,540

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

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2022 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$496,802,614	$25,182,520	$12,205,080	$534,190,214
Net realized and unrealized gains (losses)	(1,358,550)	(218,605)	391,353	(1,185,802)
Acquisitions(1)	75,685,896	1,578	81,187	75,768,661
Dispositions	(59,856,097)	—	(510,436)	(60,366,533)
Transfers out of Level 3(2)	(5,625,000)	—	—	(5,625,000)
Ending balance	$505,648,863	$24,965,493	$12,167,184	$542,781,540

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(3,079,954)	$(218,605)	$380,917	$(2,917,642)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the nine months ended September 30, 2022 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$483,970,602	$28,568,871	$12,489,257	$525,028,730
Net realized and unrealized gains (losses)	(11,038,873)	567,613	(62,613)	(10,533,873)
Acquisitions(1)	189,992,842	4,394	250,976	190,248,212
Dispositions	(158,547,627)	(4,175,385)	(510,436)	(163,233,448)
Transfers into Level 3(2)	7,041,150	—	—	7,041,150
Transfers out of Level 3(3)	(5,769,231)	—	—	(5,769,231)
Ending balance	$505,648,863	$24,965,493	$12,167,184	$542,781,540

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(10,229,001)	$552,174	$(73,049)	$(9,749,876)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents include short-term liquid overnight investments with original maturities of three months or less and may not be insured by the Federal Deposit Insurance Corporation or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the fair value hierarchy.

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

Foreign Currency Forward Contracts and Warrants

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at September 30, 2022 and December 31, 2021.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of September 30, 2022 and December 31, 2021 represented 0.8% and 0.7% of the Company’s net assets, respectively.

Interest Rate Swap

The Company entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of the Company’s 2025 Private Placement Notes (as defined below) (see Note 4). The Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk proﬁle of the particular swap. Pursuant to the contract, the Company agrees to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the interest rate swap contract in the normal course of settlement. Therefore, both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statements of Assets and Liabilities at September 30, 2022.

Changes in the fair value of the swap contract are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. The Interest Rate Swap is recorded at fair value and is presented as a liability on the Company's Consolidated Statements of Assets and Liabilities at September 30, 2022. Interest rate swap agreements are valued utilizing quotes received from independent pricing services or through brokers, which are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 4 for additional information on the Company’s Interest Rate Swap.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of September 30, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

The final tax characterization of dividends is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to shareholders. Dividends can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2021, the Company had non-expiring capital loss carryforwards in the amount of $402,453,454 available to offset future realized capital gains.

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

Recently Adopted Accounting Pronouncements

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

The Current Management Agreement will be in effect from year-to-year if approved annually by the Board or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board approved the continuation of the Current Management Agreement on October 28, 2022.

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

For the three and nine months ended September 30, 2022, the Company incurred $2,118,115 and $6,125,146, respectively, in Management Fees under the Current Management Agreement. For the three and nine months ended September 30, 2021, the Company incurred $2,086,219 and $5,661,669, respectively, in Management Fees under the Current Management Agreement.

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

For purposes of calculating the Incentive Fee, (i) “Annualized Rate of Return” is computed by reference to the sum of (x) the aggregate dividends to common stockholders for the period in question and (y) the change in net assets attributable to common stock (before taking into account any Incentive Fees otherwise payable during such period); (ii) “net assets attributable to common stock” means total assets less indebtedness and preferred stock; and (iii) “Pre-Incentive Fee Net Investment Income” means net investment income (as determined in accordance with U.S. GAAP) accrued by the Company during the calendar quarter excluding any accruals for or payments in respect of the Incentive Fee.

For the three and nine months ended September 30, 2022, the Company incurred $1,621,402 and $1,709,758, respectively, in Incentive Fees on income. For the three and nine months ended September 30, 2021, the Company incurred $79,383 in Incentive Fees on income for both periods. For the three and nine months ended September 30, 2021, the Advisor has voluntarily waived Incentive Fees on income of $79,383, resulting in no net Incentive Fees on income for both periods. As of September 30, 2022 and December 31, 2021, there was $1,690,745 and $170,002, respectively, of Incentive Fees payable based on income. The payment of Incentive Fee based on income of $1,690,745 at September 30, 2022 was deferred pursuant to the Incentive Fee deferral provision discussed above.

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

Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the three and nine months ended September 30, 2022 were zero and $(1,544,569), respectively. Incentive Fees on capital gains accrued on a liquidation basis (but not payable) under GAAP for the three and nine months ended September 30, 2021 were $1,291,952 for both periods. As of September 30, 2022 and December 31, 2021, the balance of accrued Incentive Fees on capital gains was zero and $1,544,569, respectively. However, as of December 31, 2021, no Incentive Fees on capital gains were realized and payable to the Advisor as of such date. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Current Management Agreement.

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

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage was 226% and 276%, respectively.

Total debt outstanding and available at September 30, 2022 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(2)	$170,000,000	$95,000,000	(3)	$265,000,000	(4)
2025 Private Placement Notes (1)	2025	Fixed/Variable	(5)	90,949,731	—		90,949,731
Debt, net of unamortized issuance costs				$260,949,731	$95,000,000		$355,949,731

(1)
The carrying value of 2025 Private Placement Notes was comprised of the following:

September 30, 2022
Principal amount of debt	$92,000,000
Unamortized issuance costs	(1,050,269)
Carrying value	$90,949,731

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

The Company’s weighted average outstanding debt balance during the three months ended September 30, 2022 and 2021 was $252,614,420 and $207,709,265, respectively. The maximum amounts borrowed during the three months ended September 30, 2022 and 2021 were $274,922,149 and $219,075,626, respectively. The Company’s weighted average outstanding debt balance during the nine months ended September 30, 2022 and 2021 was $224,779,551 and $176,776,414, respectively. The maximum amounts borrowed during the nine months ended September 30, 2022 and 2021 were $377,567,182 and $219,076,627, respectively.

The weighted average annual interest cost, including the amortization of debt issuance costs, for the three and nine months ended September 30, 2022 was 5.05% and 4.98%, respectively, exclusive of commitment fees. The weighted average annual interest cost, including the amortization of original issue discount, for periods prior to January 1, 2022 (refer to the adoption of ASU 2020-06 in Note 2), and amortization of debt issuance costs, for the three and nine months ended September 30, 2021 was 5.25% and 5.97%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40%.

Total expenses related to debt for the three and nine months ended September 30, 2022 and 2021 included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stated interest expense	$3,013,799	$2,161,768	$7,502,905	$5,981,202
Amortization of original issue discount(1)	—	238,295	—	702,775
Amortization of deferred debt issuance costs	199,597	350,706	868,344	1,214,536
Total interest expense	3,213,396	2,750,769	8,371,249	7,898,513
Commitment and credit facility fees	124,339	222,639	556,128	797,168
Total	$3,337,735	$2,973,408	$8,927,377	$8,695,681

(1)
The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Note 2).

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. The fair value of the Company’s Credit Facility is derived by taking the average of the high and low quotes as obtained from a broker, and is classified as Level 2 with respect to the fair value hierarchy. The fair value of the Company’s 2025 Private Placement Notes is derived by an independent valuation firm, and is classified as Level 3 with respect to the fair value hierarchy. Prior to its maturity, the fair value of the Company’s 2022 Convertible Notes was derived by taking the average of the high and low quotes as obtained from a broker, and was classified as Level 2.

The carrying and fair values of the Company’s outstanding debt as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$170,000,000	$150,450,000	$54,000,000	$51,300,000
2022 Convertible Notes	—	—	142,875,330	145,726,563
2025 Private Placement Notes	90,949,731	88,609,900	—	—
Total	$260,949,731	$239,059,900	$196,875,330	$197,026,563

At September 30, 2022, the Company was in compliance with all covenants required under the Credit Facility and 2025 Private Placement Notes.

Senior Secured Revolving Credit Facility

On April 23, 2021, the Company amended its Credit Facility. Among other items, the amendment (i) extended the maturity date on loans made under the Credit Facility from June 5, 2023 to April 23, 2025, (ii) reduced the aggregate principal amount of the commitments under the Credit Facility from $300,000,000 to $265,000,000, (iii) reduced the amount by which the Company may seek an increase in the commitments under the Credit Facility (subject to satisfaction of certain conditions, including obtaining commitments) from $375,000,000 to $325,000,000, and (iv) revised to require a minimum shareholders’ equity under the Credit Facility to the greater of (i) 33% of the total assets of the Company and its subsidiaries and (ii) $240,000,000 plus 25% of net proceeds from the sale of equity interests by the Company and its subsidiaries. Additionally, the Sixth Amendment (i) eliminated the springing maturity date that would have occurred if the 2022 Convertible Notes were not refinanced by March 16, 2022 and (ii) removed certain restrictions on repurchase or prepayment of the 2022 Convertible Notes. For further details on the Company’s Credit Facility including prior amendments, refer to the Company’s Form 10-K as filed with the SEC on March 3, 2021.

Under the Credit Facility, the Company is required to comply with various customary affirmative and restrictive covenants, including reporting requirements and financial covenants, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments and fundamental changes, (c) limitations on dividends and certain other restricted payments, (d) certain restrictions on subsidiaries, (e) maintaining a certain minimum shareholders’ equity, (f) maintaining an asset coverage ratio of not less than 1.5:1.0, (g) maintaining a senior coverage ratio of not less than 2.0:1:0, (h) limitations on certain transactions with affiliates, (i) limitations on pledging certain unencumbered assets, and (j) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the Credit Facility and other loan documents. Further, amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio that are pledged as collateral. The Credit Facility is secured by a lien on substantially all of the assets of the Company and its wholly owned domestic subsidiaries, subject to certain customary exceptions.

Unsecured Convertible Senior Notes Due 2022

On June 13, 2017, the Company issued $143,750,000 in aggregate principal amount ($125,000,000 of the initial offering and $18,750,000 of the underwriters’ exercise of the overallotment option) of 5.00% Convertible Notes due 2022 under an indenture, dated as of June 13, 2017 (the “2022 Convertible Notes Indenture”). Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $139,800,000. The 2022 Convertible Notes matured on June 15, 2022, and the Company fully repaid the aggregate outstanding $143,720,000 principal amount (post noteholder conversion) plus outstanding accrued interest. The interest rate on the notes was 5.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2017. Holders were able to convert their notes at their option prior to the close of business on the business day immediately preceding December 15, 2021, in integral multiples of $1,000 principal amount, only under certain circumstances. Upon noteholder conversion, the Company was able to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election at an initial conversion rate of 118.2173 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $8.46 per share of the Company’s common stock. On or after December 23, 2021, the Company was able to redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at its option in accordance with their terms. During the nine months ended September 30, 2022, the Company issued 3,546 shares of common stock with an aggregate value of $30,000 to a noteholder who elected the conversion option in lieu of principal repayment pursuant to the redemption terms of the 2022 Convertible Notes Indenture.

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

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the three and nine months ended September 30, 2022, the Company did not make any periodic payments. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. As of September 30, 2022, the Interest Rate Swap had a fair value of $(1,214,658) which is reflected as a liability on the Consolidated Statements of Assets and Liabilities. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 2 for further information.

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

5. Investments

Purchases of investments, including PIK, for the three and nine months ended September 30, 2022 totaled $78,000,858 and $195,495,043, respectively. Purchases of investments, including PIK, for the three and nine months ended September 30, 2021 totaled $62,822,454 and $206,561,818, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2022 totaled $60,775,034 and $164,537,110, respectively. Proceeds from sales, repayments and other exits of investments for the three and nine months ended September 30, 2021 totaled $61,552,860 and $174,919,422 respectively.

At September 30, 2022, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,918,740	$1,548,493
Unsecured debt	37,686,148	18,442,000
Subordinated debt	5,000,000	4,975,000
Senior secured loans:
First lien	442,349,696	439,871,967
Second/other priority lien	102,677,816	97,576,490
Total senior secured loans	545,027,512	537,448,457
Preferred stock	40,443,497	2,391,245
Common stock	10,611,548	—
Limited partnership/limited liability company interests	8,511,838	6,980,794
Equity warrants/options	115,348	2,795,145
Total investments	$649,314,631	$574,581,134

At December 31, 2021, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,914,346	$1,641,800
Unsecured debt	41,861,533	21,927,071
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	405,193,486	409,626,942
Second/other priority lien	100,726,036	101,878,924
Total senior secured loans	505,919,522	511,505,866
Preferred stock	40,192,521	2,680,424
Common stock	10,611,548	—
Limited partnership/limited liability company interests	9,011,837	7,475,576
Equity warrants/options	115,348	2,333,257
Total investments	$614,626,655	$552,563,994

Industry Composition

As of September 30, 2022, the Company generally uses GICS to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at September 30, 2022 and December 31, 2021 by GICS.

Industry	September 30, 2022	December 31, 2021
Diversified Financial Services	14.6%	13.6%
Software	13.3	7.7
Internet Software & Services	11.1	11.2
Diversified Consumer Services	8.6	7.0
Professional Services	7.2	6.5
Health Care Technology	4.5	4.4
Health Care Providers & Services	3.7	3.7
Consumer Finance	2.9	2.3
Road & Rail	2.6	10.5
Construction & Engineering	2.6	1.6
Containers & Packaging	2.4	2.1
Health Care Equipment & Supplies	2.4	2.7
Specialty Retail	2.0	1.5
Technology Hardware, Storage & Peripherals	1.8	0.9
Paper & Forest Products	1.8	—
Textiles, Apparel & Luxury Goods	1.7	4.2
Aerospace & Defense	1.6	1.7
Insurance	1.5	2.0
Media	1.3	3.3
IT Services	1.3	1.6
Real Estate Management & Development	1.1	0.3
Commercial Services & Supplies	1.1	0.8
Trading Companies & Distributors	1.0	1.1
Machinery	1.0	1.0
Hotels, Restaurants & Leisure	0.9	—
Household Durables	0.9	1.1
Wireless Telecommunication Services	0.8	0.9
Metals & Mining	0.7	0.7
Diversified Telecommunication Services	0.7	0.8
Internet & Catalog Retail	0.7	0.8
Leisure Products	0.4	—
Automobiles	0.4	0.5
Building Products	0.4	0.4
Distributors	0.4	0.4
Semiconductors & Semiconductor Equipment	0.3	—
Capital Markets	0.2	0.2
Electrical Equipment	0.1	0.1
Tobacco Related	—	2.4
Chemicals	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The following table shows the geographic composition of the portfolio at fair value at September 30, 2022 and December 31, 2021. The geographic composition is determined by several factors including the location of the corporate headquarters and the country of registration of the portfolio company.

Geography	September 30, 2022	December 31, 2021
United States	85.3%	88.3%
United Kingdom	7.2	6.6
Germany	4.0	3.9
Canada	1.0	1.2
Switzerland	0.9	—
Slovenia	0.9	—
Australia	0.7	—
Totals	100.0%	100.0%

Market and Credit Risk

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

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations (see Item 1A. Risk Factors for further details). The impact of epidemics and pandemics such as the coronavirus, could affect the economies of many nations, individual companies and the market in general in ways that cannot necessarily be foreseen at the present time. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their fair value recorded in the Consolidated Statements of Assets and Liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

6. Other Related Party Transactions

Advisor Reimbursements

The Current Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the three and nine months ended September 30, 2022, the Company incurred $25,819 and $77,457, respectively, for such investment advisor expenses. For the three and nine months ended September 30, 2021, the Company incurred $87,500 and $262,500, respectively, for such investment advisor expenses.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the three and nine months ended September 30, 2022 were zero and $161,895, respectively. Reimbursements to the Advisor and their affiliates for such purposes during the three and nine months ended September 30, 2021 were $160,958 and $298,592, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the three and nine months ended September 30, 2022, the Company incurred $345,707 and $1,010,476, respectively, for such administrative services expenses. For the three and nine months ended September 30, 2021, the Company incurred $333,057 and $970,058, respectively, for such administrative services expenses.

Advisor Stock Transactions

At September 30, 2022 and December 31, 2021, BCIA did not own any shares of the Company. At both September 30, 2022 and December 31, 2021, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

7. Stockholders’ Equity and Dividends

Dividends to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Board. Net realized capital gains, if any, generally are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan (the “Plan”) that provides for reinvestment of dividends on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and the Company declares, a cash dividend, then stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of Common Stock, rather than receiving the cash dividends. Additionally, if the Company makes a dividend to be paid in cash or in stock at the election of stockholders as of the applicable dividend record date (a “Cash/Stock Dividend”), the terms are subject to the amended Plan dated May 13, 2020 described below.

For the three and nine months ended September 30, 2022 and 2021, declared dividends to common stockholders were as follows:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
March 1, 2022	March 17, 2022	April 7, 2022	Regular	$0.10	$7,380,270	$698,261
April 27, 2022	June 16, 2022	July 7, 2022	Regular	0.10	7,363,184	744,840
August 2, 2022	September 15, 2022	October 6, 2022	Regular	0.10	7,312,237	691,653
Total				$0.30	$22,055,691	$2,134,754

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
March 2, 2021	March 17, 2021	April 7, 2021	Regular	$0.10	$7,441,594	$—
April 28, 2021	June 16, 2021	July 7, 2021	Regular	0.10	7,413,594	541,771
July 28, 2021	September 15, 2021	October 6, 2021	Regular	0.10	7,405,845	593,078
Total				$0.30	$22,261,033	$1,134,849

(1)
The Company has adopted a dividend reinvestment plan that provides for reinvestment of dividends on behalf of stockholders, unless a stockholder elects to receive cash.
(2)
Dividends reinvested through purchase of shares in the open market.

On March 6, 2018, the Company's Board adopted amendments to the Plan. Under the terms of the amended Plan, if the Company declares a dividend or determines to make a capital gain or other distribution, the reinvestment plan agent will acquire shares for the participants’ accounts, depending upon the following circumstances, (i) through receipt of additional unissued but authorized shares from the Company (“newly issued shares”) and/or (ii) by purchase of outstanding shares on the open market (“open-market purchases”). If, on the dividend payment date, the last quarterly net asset value per share (“NAV”) is equal to or less than the closing market price per share on such dividend payment date (such condition often referred to as a “market premium”), the reinvestment plan agent will invest the dividend amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to each participant’s account will be determined by dividing the dollar amount of the dividend by the greater of (i) the NAV or (ii) 95% of the closing market price on the dividend payment date. If, on the dividend payment date, the NAV is greater than the closing market price per share on such dividend payment date (such condition often referred to as a “market discount”), the reinvestment plan agent may, upon notice from the Company, either (a) invest the divided amount in newly issued shares on behalf of the participants or (b) invest the dividend amount in shares acquired on behalf of the participants in open-market purchases.

On May 13, 2020, the Company's Board adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan.

On November 2, 2021, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased (the “Company Repurchase Plan”), in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). As of September 30, 2022, 6,916,592 shares remained available for repurchase. On November 2, 2022, authorization to repurchase the remaining 6,598,268 shares expired. On October 28, 2022, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased, subject to the terms of a share repurchase program, if in effect.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and nine months ended September 30, 2022:

September 30, 2022	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	463,911	$3.68	$1,705,878
Nine Months Ended	990,302	3.77	3,732,566

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the three and nine months ended September 30, 2021:

September 30, 2021	Shares Repurchased	Price Per Share	Total Cost
Three Months Ended	133,039	$4.00	$532,288
Nine Months Ended	470,045	3.62	1,703,717

Since inception of the original repurchase plan through September 30, 2022, the Company has purchased 11,591,566 shares of its common stock on the open market for $72,221,952, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury stock.

8. Earnings per share

The following information sets forth the computation of basic and diluted net increase in net assets from operations per share (earnings per share) for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings per share – basic:
Net increase in net assets resulting from operations	$5,607,211	$11,602,299	$8,589,425	$59,829,024
Weighted average shares outstanding – basic	73,170,323	74,081,693	73,551,057	74,221,550
Earnings per share – basic	$0.08	$0.16	$0.12	$0.81
Earnings per share – diluted:
Net increase in net assets resulting from operations, before adjustments	$5,607,211	$11,602,299	$8,589,425	$59,829,024
Adjustments for interest on unsecured convertible senior notes(1)	—	2,270,862	—	6,792,792
Net increase in net assets resulting from operations, as adjusted	$5,607,211	$13,873,161	$8,589,425	$66,621,816
Weighted average shares outstanding – diluted(1)	73,170,323	91,075,430	73,551,057	91,215,287
Earnings per share – diluted	$0.08	$0.15	$0.12	$0.73

(1)
The Company’s 2022 Convertible Notes were repaid on their June 15, 2022 maturity (see Note 4). No adjustments for interest or incremental shares were included for the nine month period ended September 30, 2022 because the effect would be antidilutive.

Diluted earnings per share is computed using the if-converted method, which assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2022 and December 31, 2021. In addition, from time to time, the

Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2022 and December 31, 2021, the Company had unfunded commitments of $70.9 million across 47 portfolio companies and $49.4 million across 35 portfolio companies, respectively. The aggregate fair value of unfunded commitments at September 30, 2022 and December 31, 2021 was $69.1 million and $49.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Per Share Data:
Net asset value, beginning of period	$4.73	$4.23

Investment Operations:
Net investment income, before incentive fees	0.29	0.21
Incentive fees(1)	—	(0.02)
Net investment income(1)	0.29	0.19
Net realized and unrealized gain (loss)	(0.17)	0.62
Total from investment operations	0.12	0.81

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	(0.01)	—

Repurchase of common stock	0.02	—

Dividends to stockholders(3)	(0.30)	(0.30)

Net asset value, end of period	$4.56	$4.74

Market price at end of period	$3.39	$3.85
Total return based on market price(4)	(8.59)%	54.47%
Total return based on net asset value(5)	3.99%	20.94%
Shares outstanding at end of period	72,890,231	73,996,620

Ratios to average net assets(6):
Operating expenses, before incentive fees	3.95%	3.93%
Interest and other debt related expenses	3.49%	3.51%
Total expenses, before incentive fees	7.44%	7.44%
Incentive fees(1)	0.05%	0.39%
Total expenses, after incentive fees	7.49%	7.83%
Net investment income	8.34%	5.77%

Net assets at end of period	$332,033,743	$350,874,551
Portfolio turnover rate	30%	35%
Weighted average interest rate on debt(7)	4.98%	5.97%
Weighted average debt outstanding	$224,779,551	$176,776,414
Weighted average shares outstanding	73,551,057	74,221,550
Weighted average debt per share(8)	$3.06	$2.38

(1)
For the nine months ended September 30, 2022, net investment income per share amount displayed above is net of a reversal of hypothetical liquidation basis GAAP incentive fees on capital gains of $(0.02) per share, or (0.45)% of average net assets for such period.
(2)
The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Notes 2 and 4).
(3)
For the nine months ended September 30, 2022, $20.9 million out of the total $22.1 million declared dividends were from net investment income based on book income. The amount of dividend related to a return of capital will be adjusted on an annual basis if necessary, and calculated in accordance with federal income tax regulations (see Note 2).
(4)
Total return based on market value is calculated by determining the percentage change in market value per share during the period and assuming that the dividends are reinvested in accordance with the Company’s dividend reinvestment plan. Not annualized.

(5)
Total return based on net asset value is calculated by determining the percentage change in net asset value per share during the period and assuming that the dividends are reinvested in accordance with the Company’s dividend reinvestment plan. Not annualized.
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

11. Subsequent events

On October 28, 2022, the Company’s Board declared a dividend of $0.10 per share, payable on January 6, 2023 to stockholders of record at the close of business on December 16, 2022.

On November 2, 2022, authorization to repurchase the remaining 6,598,268 shares expired. On October 28, 2022, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased, subject to the terms of a share repurchase program, if in effect.

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
•
changes and volatility in political, economic or industry conditions, the interest rate environment, inflation, foreign exchange rates or financial and capital markets;
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

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment, the competitive environment for the types of investments we make and the level of repayment activity from our portfolio companies.

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2022, approximately 14.6% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Management considers the significant accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements. See Note 2 to the consolidated financial statements for a description of significant accounting policies and of recently adopted accounting pronouncements. Management considers Investments to be an area deemed a critical accounting policy as a result of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate fair value. Pursuant to Rule 2a-5 (the "Rule") under the 1940 Act, the Company’s Board has designated the Advisor as the Company’s Valuation Designee to perform certain fair value functions, including performing fair value determinations, and has reviewed and approved amended policies and procedures adopted by BCIA to seek to ensure compliance with the requirements of the Rule as part of such designation. The Valuation Designee will provide quarterly valuation reporting and notifications on any material valuation matters to the Board as required under the Rule (see Note 2 to the consolidated financial statements).

Financial and operating highlights

At September 30, 2022:

Investment portfolio, at fair value: $574.6 million

Net assets: $332.0 million

Indebtedness, excluding deferred issuance costs: $262.0 million

Net asset value per share: $4.56

Portfolio Activity for the Three Months Ended September 30, 2022:

Cost of investments during period, including PIK: $78.0 million

Sales, repayments and other exits during period: $60.8 million

Number of portfolio companies at end of period: 111

Operating Results for the Three Months Ended September 30, 2022:

Net investment income per share: $0.10

Dividends declared per share: $0.10

Basic earnings (loss) per share: $0.08

Net investment income: $7.7 million

Net realized and unrealized gain (loss): $(2.1) million

Net increase (decrease) in net assets from operations: $5.6 million

Net investment income per share, as adjusted1: $0.10

Basic earnings (loss) per share, as adjusted1: $0.08

Net investment income, as adjusted1: $7.7 million

Net increase (decrease) in net assets from operations, as adjusted1: $5.6 million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the impact of the accrued hypothetical liquidation basis incentive fee expense reversal based on capital gains that was recorded, as required by GAAP, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three months ended September 30, 2022.

Portfolio and investment activity

We invested approximately $78.0 million, including PIK, during the three months ended September 30, 2022. The new investments consisted of senior secured loans secured by first lien ($77.9 million, or 99.9%) and equity securities ($0.1 million, or 0.1%). Additionally, we received proceeds from sales, repayments and other exits of approximately $60.8 million during the three months ended September 30, 2022.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At September 30, 2022, our portfolio of $574.6 million (at fair value) consisted of 111 portfolio companies and was invested approximately 94% in senior secured loans, 4% in unsecured or subordinated debt securities, 2% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $5.8 million at September 30, 2022. Our largest portfolio company investment at fair value was approximately $24.9 million and our five largest portfolio company investments at fair value comprised approximately 15% of our portfolio at September 30, 2022. At December 31, 2021, our portfolio of $552.6 million (at fair value) consisted of 86 portfolio companies and was invested 93% in senior secured loans, 5% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $7.1 million at December 31, 2021. Our largest portfolio company investment at fair value was approximately $37.3 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2021.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19, or other geopolitical or macroeconomic events (see Item 1A. Risk Factors for further details), which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At September 30, 2022, our top three industry concentrations at fair value consisted of Diversified Financial Services (14.6%), Software (13.3%), and Internet Software & Services (11.1%). At December 31, 2021, our top three industry concentrations at fair value consisted of Diversified Financial Services (13.6%), Internet Software & Services (11.2%) and Road & Rail (10.5%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	10.5%	9.4%	8.5%	7.6%
Senior secured loans	11.0%	11.0%	9.0%	9.0%
Other debt securities	2.7%	1.6%	1.9%	1.1%
Debt and income producing equity securities	10.6%	10.3%	8.7%	8.4%

(1)
Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

For the three and nine months ended September 30, 2022, the total return based on net asset value was 2.5% and 4.0%, respectively. For the three and nine months ended September 30, 2022, the total return based on market price was (5.1)% and (8.6)%, respectively. For the three and nine months ended September 30, 2021, the total return based on net asset value was 3.9% and 20.9%, respectively. For the three and nine months ended September 30, 2021, the total return based on market price was 0.5% and 54.5%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all dividends reinvested, if any. Dividends are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.28 at September 30, 2022 and 1.21 at December 31, 2021. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Grade 1	$449,167,005	$474,466,652
Grade 2	98,522,489	49,356,296
Grade 3	2,146,419	—
Grade 4	19,094,493	22,579,310
Not Rated(1)	5,650,728	6,161,736
Total investments	$574,581,134	$552,563,994

(1)
The 'Not Rated' category at September 30, 2022 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. and MBS Parent, LLC. Not Rated category as of December 31, 2021 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. and AGY Equity, LLC. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

Results of operations

Results comparisons for the three months ended September 30, 2022 and 2021.

Investment income

	Three Months Ended
	September 30, 2022	September 30, 2021
Investment income
Interest and fees on senior secured loans	$15,726,740	$11,893,531
Interest and fees on other debt securities	168,523	137,601
Interest earned on short-term investments, cash equivalents	48,942	156
Dividends and fees on equity securities	81,188	483,038
Total investment income	$16,025,393	$12,514,326

Total investment income for the three months ended September 30, 2022 increased $3.5 million, or 28.1%, as compared to the three months ended September 30, 2021. The increase was primarily due to 1) a 13.6% higher average balance in senior secured loans, at amortized cost, during the three months ended September 30, 2022; 2) an 11.8% increase in the weighted average yield on senior secured loans period over period as a result of a higher interest rate environment; and 3) an increase in fee and other one-time income of $0.6 million period over period as a result of certain exited investments during the quarter. The increased balance of senior secured loans is primarily due to net deployments during 2021 and the nine months ended September 30, 2022, which were substantially all in senior secured debt. These increases are partially offset by a decrease in dividend income of $0.4 million period over period, which is primarily attributable to the exit of BCIC Senior Loan Partners, LLC (“Senior Loan Partners”) during December 2021.

Expenses

	Three Months Ended
	September 30, 2022	September 30, 2021
Operating expenses
Interest and other debt expenses	$3,337,735	$2,973,408
Management fees	2,118,115	2,086,219
Incentive fees on income	1,621,402	79,383
Incentive fees on capital gains	—	1,291,952
Administrative expenses	345,707	333,057
Professional fees	214,022	301,976
Insurance expense	187,022	204,197
Director fees	149,375	158,125
Investment advisor expenses	25,819	87,500
Other operating expenses	363,161	167,737
Total expenses, before incentive fee waiver	8,362,358	7,683,554
Incentive fee waiver	—	(79,383)
Total expenses, net of incentive fee waiver	$8,362,358	$7,604,171

Total expenses, net of incentive fee waiver, increased $0.8 million, or 10.0%, for the three months ended September 30, 2022 from the comparable period in 2021, primarily due to increases in Incentive Fees on income and interest and other debt expenses, which were partially offset by a decrease in accrued Incentive Fees on capital gains, as required by GAAP during the three months ended September 30, 2022.

For the three months ended September 30, 2022 and 2021, the Company incurred $1.6 million and $0.1 million, respectively, of Incentive Fees based on income. The increase is due to higher pre-incentive net investment income in excess of the hurdle period over period. For the three months ended September 30, 2021, the Advisor voluntarily waived Incentive Fees on income of $0.1 million, resulting in no net Incentive Fees for the period.

The Company is required under GAAP to accrue a hypothetical liquidation basis Incentive Fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of Incentive Fees on capital gains was zero and $1.3 million during the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the balance of accrued Incentive Fees on capital gains was zero and $1.5 million, respectively. However, as of December 31, 2021 no Incentive Fees on capital gains were realized and payable to the Advisor as of such date.

Interest and other debt expenses increased approximately $0.4 million, or 12.3%, for the three months ended September 30, 2022 from the comparable period in 2021 due to an increase in the average debt outstanding period over period, and a higher interest rate environment (see Note 4 to the consolidated financial statements).

Net investment income

Net investment income was $7.7 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively. The increase of approximately $2.8 million, or 56.1%, was due to a $3.5 million increase in total investment income, partially offset by an $0.8 million increase in expenses described above.

Net realized gain or loss

Net realized gain (loss) recorded for the three months ended September 30, 2022 was $0.4 million, primarily due to escrow proceeds received from SVP - Singer Holdings, LP and ECI Cayman Holdings, LP, which were exited during 2021 and 2018, respectively. Net realized gain (loss) for the three months ended September 30, 2021 was approximately $22.6 million, primarily due to the sale of SVP – Singer Holdings, LP.

Net unrealized appreciation or depreciation

For the three months ended September 30, 2022 and 2021, the change in net unrealized appreciation or depreciation on our investments and Interest Rate Swap was an increase in net unrealized depreciation of $(2.4) million and an increase in net unrealized depreciation of $(15.9) million, respectively. The increase in net unrealized depreciation for the three months ended September 30, 2022 was primarily due to i) a $(2.7) million net increase in valuation depreciation across our portfolio during the period as a result of general market declines, partially offset by a $1.6 million reversal of previously recognized depreciation due to our exit from Juul Labs, Inc. at par during the period, and ii) a $(1.0) million increase in valuation depreciation related to our Interest Rate Swap. The increase in net unrealized depreciation for the three months ended September 30, 2021 was primarily due to the reversal of previously recognized appreciation of $(22.4) million related to the sale of SVP – Singer Holdings, LP, and partially offset by an overall net increase in valuation appreciation across our portfolio.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the three months ended September 30, 2022 and 2021 was approximately $5.6 million and $11.6 million, respectively. As compared to the prior period, the decrease is reflective of net realized and unrealized gain (loss) of approximately $(2.1) million for the current period, as compared to $6.7 million of net realized and unrealized gain (loss) for the three months ended September 30, 2021, the impact of which was partially offset by an increase in net investment income of $2.8 million period-over-period.

Results comparisons for the nine months ended September 30, 2022 and 2021.

Investment income

	Nine Months Ended
	September 30, 2022	September 30, 2021
Investment income
Interest and fees on senior secured loans	$39,700,263	$31,469,105
Interest and fees on other debt securities	453,727	571,504
Interest earned on short-term investments, cash equivalents	86,846	1,587
Dividends and fees on equity securities	235,799	1,602,513
Total investment income	$40,476,635	$33,644,709

Total investment income for the nine months ended September 30, 2022 increased $6.8 million, or 20.3%, as compared to the nine months ended September 30, 2021. The increase was primarily due to a 21.8% higher average balance in senior secured loans, at amortized cost, during the nine months ended September 30, 2022, and an increase in fee and other one-time income of $1.5 million period over period as a result of certain exited investments during the period. The increased balance of senior secured loans is primarily due to net deployments during 2021 and the nine months ended September 30, 2022, which were substantially all in senior secured debt. These increases are partially offset by a decrease in dividend income of $1.4 million period over period, which is primarily attributable to the exit of Senior Loan Partners during December 2021.

Expenses

	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating expenses
Interest and other debt expenses	$8,927,377	$8,695,681
Management fees	6,125,146	5,661,669
Incentive fees on income	1,709,758	79,383
Incentive fees on capital gains	(1,544,569)	1,291,952
Administrative expenses	1,010,476	970,058
Professional fees	724,368	968,969
Insurance expense	582,894	605,158
Director fees	455,625	464,375
Investment advisor expenses	77,457	262,500
Other operating expenses	1,129,757	781,251
Total expenses, before incentive fee waiver	19,198,289	19,780,996
Incentive fee waiver	—	(79,383)
Total expenses, net of incentive fee waiver	$19,198,289	$19,701,613

Total expenses, net of incentive fee waiver, decreased $0.5 million, or 2.6%, for the nine months ended September 30, 2022 from the comparable period in 2021, primarily due to the reversal of previously accrued incentive fees on capital gains, as required by GAAP during the nine months ended September 30, 2022, which was partially offset by an increase in Incentive Fees on income and management fees period over period.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). The accrual (reversal) of Incentive Fees on capital gains was approximately $(1.5) million and $1.3 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the balance of accrued Incentive Fees on capital gains was zero and $1.5 million, respectively. However, as of December 31, 2021 no Incentive Fees on capital gains were realized and payable to the Advisor as of such date.

For the nine months ended September 30, 2022, and 2021, the Company incurred $1.7 million and $0.1 million, respectively, of Incentive Fees based on income. The increase is due to higher pre-incentive net investment income in excess of the hurdle period over period. For the nine months ended September 30, 2021, the Advisor voluntarily waived incentive fees on income of $0.1 million, resulting in no net incentive fees for the period.

Management fees increased approximately $0.5 million, or 8.2%, for the nine months ended September 30, 2022 from the comparable period in 2021 due to an increase in the total assets on which management fees are calculated (in arrears). The increase in total assets was primarily due to net deployments during 2021 and the first half of 2022.

Net investment income

Net investment income was $21.3 million and $13.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of approximately $7.3 million, or 52.6%, was due to a $6.8 million increase in total investment income, coupled with a $0.5 million decrease in expenses described above.

Net realized gain or loss

Net realized gain (loss) for the nine months ended September 30, 2022 was $1.2 million, primarily due to escrow proceeds received from SVP – Singer Holdings, LP and ECI Cayman Holdings, LP, which were exited during 2021 and 2018, respectively. Net realized gain (loss) for the nine months ended September 30, 2021 was $2.9 million, primarily due to a $22.0 million realized gain on the sale of SVP – Singer Holdings, LP; partially offset by a realized loss of $(18.5) million on the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings, LLC, and Advantage Insurance Inc.

Net unrealized appreciation or depreciation

For the nine months ended September 30, 2022 and 2021, the change in net unrealized appreciation or depreciation on our investments, Interest Rate Swap, and foreign currency translation was an increase in net unrealized depreciation of $(13.9) million and a decrease in net unrealized depreciation of $43.0 million, respectively. The increase in net unrealized depreciation for the nine months ended September 30, 2022 was primarily due to i) an overall increase in valuation depreciation across our portfolio due to spread widening and general market declines during the period (see Item 1A. Risk Factors), out of which our investments in Zest Acquisition Corp., Thras.io, LLC, Stitch Holdings L.P., Astra Acquisition Corp., Syndigo, LLC, and Magenta Buyer, LLC contributed to $(4.8) million of that decrease; ii) a $(1.2) million increase in valuation depreciation related to our Interest Rate Swap; partially offset by iii) a $0.7 million decrease in unrealized depreciation in

Gordon Brothers Finance Company, including the reversal of $2.0 million of previously recognized depreciation on the position as a result of a paydown during the period, net of $(1.3) million of valuation depreciation on the position during the period. The decrease in net unrealized depreciation for the nine months ended September 30, 2021 was primarily due to i) the reversal of previously recognized depreciation of $24.3 million, including foreign currency translation, related to the exits of our investments in Red Apple Stores Inc., SVP – Singer Holdings, LP, First Boston Construction Holdings, LLC and Advantage Insurance Inc., and the restructure of Advanced Lighting Technologies, LLC; ii) decrease in valuation depreciation of $7.6 million in our investments in Senior Loan Partners and St. George Warehousing & Trucking Co. of California, Inc., as well as an overall increase in valuation across our portfolio.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the nine months ended September 30, 2022 and 2021 was $8.6 million and $59.8 million, respectively. As compared to the prior period, the decrease is reflective of net realized and unrealized gain (loss) of $(12.7) million for the current period, as compared to $45.9 million of net realized and unrealized gain (loss) for the nine months ended September 30, 2021, the impact of which was partially offset by an increase in net investment income of approximately $7.3 million period-over-period.

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

After March 6, 2017, Incentive Fees based on income are calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. In addition, as previously disclosed, the Advisor, in consultation with the Company’s Board, had agreed to waive Incentive Fees based on income from March 7, 2017 to June 30, 2019. BCIA had agreed to honor such waiver. The Advisor had voluntarily waived a portion of its Incentive Fees based on income from July 1, 2019 through September 30, 2021.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
GAAP Basis:
Net Investment Income	$7,663,035	$4,910,155	$21,278,346	$13,943,096
Net Investment Income per share	0.10	0.07	0.29	0.19
Addback: GAAP incentive fee (reversal) based on capital gains	—	1,291,952	(1,544,569)	1,291,952
Addback: GAAP incentive fee based on Income net of incentive fee waiver (if any)	1,621,402	—	1,709,758	—
Pre-Incentive Fee[1]:
Net Investment Income	$9,284,437	$6,202,107	$21,443,535	$15,235,048
Net Investment Income per share	0.13	0.08	0.29	0.21
Less: Incremental incentive fee based on Income net of incentive fee waiver (if any)	(1,621,402)	—	(1,709,758)	—
As Adjusted[2]:
Net Investment Income	$7,663,035	$6,202,107	$19,733,777	$15,235,048
Net Investment Income per share	0.10	0.08	0.27	0.21

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees (if any). Such fees have been accrued (reversed) but are not due and payable at the reporting date.

As Adjusted2: Amounts are adjusted to remove the GAAP accrual (reversal) for incentive fee based on capital gains (if any), and to include only the incremental incentive fee based on income (if any). Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the three and nine month periods ended September 30, 2022 and 2021, respectively (see Note 3). Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Amounts reflected the Company’s ongoing operating results and reflect the Company’s financial performance over time.

Financial condition, liquidity and capital resources

During the nine months ended September 30, 2022, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the nine months ended September 30, 2022 was $(20.1) million. Our use of cash from operating activities during the period primarily consisted of $(29.8) million in net purchases of investments, excluding PIK capitalization.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $37.3 million. Our sources of cash from financing activities consisted of $116.0 million in net debt borrowings under the Credit Facility and $92.0 million from the issuance of our 2025 Private Placement Notes. Our uses of cash consisted of the $(143.7) million repayment of our 2022 Convertible Notes, cash dividends paid to stockholders of $(22.1) million, purchases of treasury stock of $(3.7) million, and payments of debt issuance costs of $(1.2) million.

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at September 30, 2022 and December 31, 2021. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At September 30, 2022 and December 31, 2021, we were obligated to existing portfolio companies for unfunded commitments of $70.9 million across 47 portfolio companies and $49.4 million across 35 portfolio companies, respectively.

As of September 30, 2022, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at September 30, 2022 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$170.0	$—	$170.0	$—	$—
2025 Private Placement Notes	92.0	—	—	92.0	—
Interest and Debt Related Payables	1.3	1.3	—	—	—

(1)
At September 30, 2022, $95.0 million remained undrawn under our Credit Facility.

Dividends

Our quarterly dividends, if any, are determined by our Board. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends at all or dividends at a particular level. The following table lists the quarterly dividends per share from our common stock since August 2020:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.10	August 18, 2020	September 29, 2020
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022
$0.10	December 16, 2022	January 6, 2023

Tax characteristics of all dividends are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

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

We may, at our discretion, carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such dividends, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the year ended December 31, 2021.

The final tax characterization of dividends is determined after the fiscal year and is reported on Form 1099 and in the Company’s annual report to stockholders. Dividends can be characterized as ordinary income, capital gains and/or return of capital. To the extent that dividends exceed the Company’s current and accumulated earnings and profits, the excess may be treated as a non-taxable return of capital. Dividends that exceed a Company’s taxable income but do not exceed the Company’s current and accumulated earnings and profits, may be classified as ordinary income which is taxable to stockholders.

The Company estimates the source of its dividends as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the dividend are interim estimates based on GAAP that are subject to revision, and the exact character of the dividends for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of dividends for tax purposes. For the $0.10 dividend per share paid on October 6, 2022, the Company noted that $0.10 was sourced from net investment income and there was no return of capital paid based on book income. For Consolidated Statements of Changes in Net Assets, sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the Company's dividend reinvestment plan (the "Plan") as to receive cash dividends. Additionally, if the Company makes a dividend to be paid in cash or in stock at the election of stockholders as of the applicable dividend record date (a “Cash/Stock Dividend”), the terms are subject to the amended Plan dated May 13, 2020 described below (see Note 7 to the consolidated financial statements).

On March 6, 2018, the Company's Board adopted amendments to the Plan. Under the terms of the amended Plan, if the Company declares a dividend or determines to make a capital gain or other distribution, the reinvestment plan agent will acquire shares for the participants’ accounts, depending upon the following circumstances, (i) through receipt of additional unissued but authorized shares from the Company (“newly issued shares”) and/or (ii) by purchase of outstanding shares on the open market (“open-market purchases”). If, on the dividend payment date, the last quarterly net asset value per share (“NAV”) is equal to or less than the closing market price per share on such dividend payment date (such condition often referred to as a “market premium”), the reinvestment plan agent will invest the dividend amount in newly issued shares on behalf of the participants. The number of newly issued shares to be credited to each participant’s account will be determined by dividing the dollar amount of the dividend by the greater of (i) the NAV or (ii) 95% of the closing market price on the dividend payment date. If, on the dividend payment date, the NAV is greater than the closing market price per share on such dividend payment date (such condition often referred to as a “market discount”), the reinvestment plan agent may, upon notice from the Company, either (a) invest the dividend amount in newly issued shares on behalf of the participants or (b) invest the dividends amount in shares acquired on behalf of the participants in open-market purchases.

On May 13, 2020, the Company's Board adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below NAV per share, which could cause our stockholders to experience dilution. We may not be able to achieve operating results that will allow us to make dividends at a specific level or to increase the amount of these dividends from time to time. Also, we may be limited in our ability to make dividends due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Recent developments

On October 28, 2022, the Company’s Board declared a dividend of $0.10 per share, payable on January 6, 2023 to stockholders of record at the close of business on December 16, 2022.

On November 2, 2022, authorization to repurchase the remaining 6,598,268 shares expired. On October 28, 2022, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased, subject to the terms of a share repurchase program, if in effect.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2022, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 91% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2025 Private Placement Notes were issued in two tranches, consisting of a fixed tranche and variable rate tranche with no floor. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual increase (decrease) on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of September 30, 2022, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$13.3	$0.18
Up 300 basis points	$10.0	$0.14
Up 200 basis points	$6.7	$0.09
Up 100 basis points	$3.3	$0.05
Down 100 basis points	$(3.1)	$(0.04)

(1)
Excludes the impact of incentive fees based on income

While hedging activities may help to insulate us against adverse changes in interest rates, they also may limit our ability to participate in the beneficial interest rates with respect to our portfolio of investments. There can be no assurance that we will be able to effectively hedge our interest rate risk. Refer to Notes 2 and 4 for more information on the Company’s Interest Rate Swap. Projected amounts in the table above do not include the impact of interest rate changes on the Company's Interest Rate Swap.

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

In particular, the consequences of the Russian military invasion of Ukraine, including comprehensive international sanctions, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of rising interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades. As inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

We are subject to credit risk related to investments in our portfolio companies and with our financial institutions and counterparties.

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

The Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their fair value recorded in the Consolidated Statements of Assets and Liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

None.

Issuer purchases of equity securities

The following table provides information regarding our purchases of our common stock for each month in the nine-month period ended September 30, 2022:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	$4.14	56,894	56,894	7,850,000
February 2022	—	—	—	7,850,000
March 2022	4.15	49,414	49,414	7,800,586
April 2022	4.25	29,202	29,202	7,771,384
May 2022	4.03	81,718	81,718	7,689,666
June 2022	3.67	309,163	309,163	7,380,503
July 2022	3.75	157,706	157,706	7,222,797
August 2022	3.99	44,573	44,573	7,178,224
September 2022	3.58	261,632	261,632	6,916,592
	$3.77	990,302	990,302

(1)
The average price paid per share includes $0.03 commission fee per share.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available cash and borrowings under the Credit Facility.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Price Range of Common Stock

Our common stock began trading on June 27, 2007 and is currently traded on The NASDAQ Global Select Market under the symbol “BKCC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share in each fiscal quarter for the first three quarters of the year ended December 31, 2022, the year ended December 31, 2021 and the year ended December 31, 2020. On September 30, 2022, the reported closing price of our common stock was $3.39 per share.

		Stock Price		Premium/(Discount) of	Premium/(Discount) of
	NAV(1)	High(2)	Low(2)	High Sales Price to NAV(3)	Low Sales Price to NAV(3)	Declared Dividends
Fiscal Year ended December 31, 2022
First Quarter	$4.70	$4.25	$4.00	(10)%	(15)%	$0.10
Second Quarter	$4.57	$4.34	$3.46	(5)%	(24)%	$0.10
Third Quarter	$4.56	$4.02	$3.38	(12)%	(26)%	$0.10
Fiscal Year ended December 31, 2021
First Quarter	$4.35	$3.68	$2.65	(15)%	(39)%	$0.10
Second Quarter	$4.68	$4.43	$3.48	(5)%	(26)%	$0.10
Third Quarter	$4.74	$4.24	$3.81	(11)%	(20)%	$0.10
Fourth Quarter	$4.73	$4.35	$3.80	(8)%	(20)%	$0.10
Fiscal Year ended December 31, 2020
First Quarter	$5.35	$5.09	$1.47	(5)%	(73)%	$0.14
Second Quarter	$4.84	$3.51	$1.79	(27)%	(63)%	$0.10
Third Quarter	$4.24	$3.08	$2.31	(27)%	(46)%	$0.10
Fourth Quarter	$4.23	$3.07	$2.34	(27)%	(45)%	$0.10

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

Item 6. Exhibits.

(a)
Exhibits.

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (3)

4.1	Form of Stock Certificate of the Registrant (4)

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: November 3, 2022	By:	/s/ James E. Keenan
James E. Keenan
Interim Chief Executive Officer

Date: November 3, 2022	By:	/s/ Chip Holladay
Chip Holladay
Interim Chief Financial Officer and Treasurer