Form 10-K
period 2022-12-31
BlackRock Capital Investment Corp
filed 2023-03-01
CIK 1326003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to _________

Commission file number 814-00712

BLACKROCK CAPITAL INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2725151
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Hudson Yards New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

212-810-5800

(Registrant’s Telephone Number, Including Area Code)

40 East 52nd Street, New York, NY 10022

(Former name or former address, if changed since last report)

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant at June 30, 2022 (the last business day of the Registrant's most recently completed second quarter) was $264.3 million based upon the last sales price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock beneficially owned by executive officers and directors of the Registrant and members of their families have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The Registrant has no non-voting common stock.

There were 72,571,907 shares of the Registrant's common stock outstanding at February 28, 2023.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK CAPITAL INVESTMENT CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
We are subject to risks related to inflation.
•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States ("U.S.") and abroad, which may have a negative impact on our business and operations.
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
•
Uncertainty regarding the impact of the United Kingdom's departure from the European Union could negatively impact our business, financial condition and earnings.
•
Rising interest rates or changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.
•
Changes relating to the London Interbank Offer Rate ("LIBOR") calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.
•
We may not replicate the historical performance of other investment companies and funds with which our investment professionals have been affiliated.
•
We are not managed by BlackRock, but rather one of its subsidiaries and may not replicate the success of that entity or BlackRock.
•
Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.
•
The Advisor's liability is limited under the investment management agreement, and we are required to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
•
We may suffer credit losses.
•
In addition to regulatory restrictions that restrict our ability to raise capital, our debt arrangements contain various covenants which, if not complied with, could accelerate repayment of our debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
•
The disposition of our investments may result in contingent liabilities.
•
Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.
•
Our credit facility matures on April 23, 2025, and our outstanding notes mature on December 9, 2025, and any inability to renew, extend or replace either could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
•
Incurring additional indebtedness could increase the risk in investing in shares of our common stock.
•
The lack of liquidity in our investments may adversely affect our business.
•
A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our Board of Directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.
•
Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.
•
A portion of our distributions to stockholders may include a return of stockholder capital.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•
To the extent "original issue discount" or OID and payment-in-kind ("PIK") interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
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
•
We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.
•
The Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•
We may in the future determine to fund a portion of our investments by issuing preferred stock, which would magnify the potential gains or losses and the risks of investing in us in the same manner as our borrowings.
•
We may experience fluctuations in our periodic operating results.
•
If we fail to maintain our status as a business development company (“BDC”), our business and operating flexibility could be significantly reduced.
•
Because we intend to distribute substantially all of our income to our stockholders to maintain regulated investment company (“RIC”) status under Subchapter M of the Internal Revenue Code of 1986 (the “Code”), we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.
•
The highly competitive market in which we operate may limit our investment opportunities.
•
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
•
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
•
Our portfolio companies may be highly leveraged.
•
Our portfolio companies may prepay loans, which prepayment may reduce stated yields in the future if capital returned cannot be invested in transactions with equal or greater expected yields.
•
Concentration of our assets in an issuer, industry or sector may present more risks than if we were more broadly diversified over numerous issuers, industries and sectors of the economy.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Our investments in the software, internet & catalog retail, and IT services sectors are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.
•
Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.
•
Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
•
The effect of global climate change may impact the operations of our portfolio companies.
•
We may invest in “covenant-lite” loans, which could have limited investor protections.

Risks related to our operations as a BDC

•
While our ability to enter into transactions with our affiliates is restricted under the Investment Company Act of 1940 (the "1940 Act"), we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, the Advisor may face conflicts of interests and investments made pursuant to the exemptive order conditions could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us.
•
Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations and may hinder the Advisor's ability to take advantage of attractive investment opportunities and to achieve our investment objective.
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
•
We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which could have a material adverse effect on our financial performance.
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
•
We may experience cyber-security incidents and are subject to cyber-security risks.
•
The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
•
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Risks related to our common stock and other securities

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
•
We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.
•
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

Item 1. Business

General

In this annual report in Form 10-K, except as otherwise indicated, the terms:

“Company,” "we," "us," "our," “BlackRock Capital” and “Registrant” refer to BlackRock Capital Investment Corporation.

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

The Advisor

Our investment activities are managed by the Advisor. Our advisor, a wholly-owned indirect subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisor, “BlackRock”), is a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Advisers Act. BlackRock is a leading publicly traded investment management firm with $8.6 trillion of assets under management (“AUM”) at December 31, 2022. BlackRock has substantial investment and portfolio management experience, which we believe is beneficial to the Company and our stockholders. As part of the BlackRock platform, we continue to seek to enhance the risk-return profile of the Company, strengthen its distribution paying capacity and optimize the valuation for our shareholders.

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

Competitive Advantages

We believe we possess the following competitive advantages over other capital providers to middle-market companies:

The BlackRock Platform: Our investment activities are carried out by the Advisor, a wholly-owned indirect subsidiary of BlackRock. BlackRock is a leading publicly traded investment management firm with $8.6 trillion of AUM at December 31, 2022. With employees in more than 30 countries, BlackRock provides a broad range of investment and risk management services to institutional and retail clients worldwide. We believe our affiliation with BlackRock provides us with access to one of the deepest, broadest investment platforms in the financial services industry, with strategies across asset classes and investment styles all backed by our industry leading technology and risk management. BlackRock’s platform provides our investment professionals with market, company and industry insights that enhances our investment and due diligence processes.

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

Demonstrated ability to deploy capital consistent with our investment policies. Since our inception, we have invested in excess of $5.7 billion across 324 portfolio companies through December 31, 2022. We have a debt and income producing equity yield at fair value of approximately 12.0% at December 31, 2022. During 2022, we invested approximately $231.5 million of gross assets.

Proven transaction sourcing strategy. Since the inception of operations, we have sourced and reviewed more than 6,700 potential investments and have a proven process through which we have invested in excess of $5.7 billion through December 31, 2022. The Advisor identifies potential investments through its dynamic transaction origination efforts. The origination efforts include calling on financial institutions such as investment banks, commercial banks, specialty finance companies and private equity firms; as well as on advisory firms, trade associations and the owners and managers of middle-market companies with whom the investment professionals and Investment Committee members have relationships. We expect that our ability to leverage these relationships will continue to result in the referral of investment opportunities to us and provide us with a competitive advantage.

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

Investment Strategy

Our investment objective is to generate both current income and capital appreciation through our debt and equity investments. We invest primarily in middle-market companies and target investments that we believe provide an attractive risk-adjusted return. The term “middle-market” refers to companies with enterprise value typically between $100 million and $1.5 billion. Our targeted investment typically ranges between $5 million and $20 million, although the investment sizes may be more or less than the targeted range and the size of our investments may grow with our capital availability. We generally seek to invest in companies that operate in a broad variety of industries and that generate positive cash flow.

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

Investment Portfolio

At December 31, 2022, our investment portfolio of $570.5 million (at fair value) consisted of 116 portfolio companies and was invested 98% in debt investments, primarily in senior secured debt. In aggregate, our investment portfolio was invested 94% in senior secured loans, 4% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average portfolio company investment at amortized cost was approximately $5.7 million. Our largest portfolio company investment at fair value was approximately $24.8 million and our five largest portfolio company investments by value comprised approximately 14% of our portfolio at December 31, 2022. For further details on portfolio mix by industry and type, refer to Note 5 of the consolidated financial statements.

Investment Process

The Advisor’s investment process is designed to maximize its strategic advantages: a strong brand name as a specialty lender to the middle-market and diverse in-house expertise and skills. The Advisor seeks out opportunities by conducting a rigorous and disciplined investment process that combines the following characteristics:

Deal Sourcing

As a leading middle-market corporate debt investment manager with approximately $22.2 billion in committed capital as of December 31, 2022 (approximately 3% of which consists of the Company’s committed capital), the Advisor is active in new deal financing opportunities in the middle-market segment. However, we believe that the Advisor’s real deal flow advantage comes from the proprietary network of established relationships of its investment professionals and synergies among its professionals and portfolio companies. Members of the Advisor’s Investment Committee for the Company have long-term relationships with deal sources including investment bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, research analysts, accountants, fund management teams, the Advisor’s advisory board, senior executive advisors, board members of former clients, former colleagues and other operating professionals to facilitate deal flow. The Investment Committee is currently comprised of six voting members. In total, the Investment Committee consists of approximately 64 members from the Advisor. The number of voting and non-voting members of the Investment Committee is subject to increase or decrease in the sole discretion of the Advisor. All members of the Investment Committee attend investment meetings and are encouraged to participate in discussions. In addition, members of the Investment Committee have relationships with other investors, including insurance companies, bond funds, mezzanine funds, private equity funds, hedge funds and other funds which invest in similar assets. Further, the Advisor regularly calls on both active and recently retired senior executives from the relevant industries to assist with the due diligence of potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and information. The Advisor anticipates that they will continue to provide future opportunities. We believe the Advisor’s strong relationships with its portfolio companies facilitate positive word-of-mouth recommendations to other companies seeking the Advisor’s expertise. The Advisor’s relationships often result in the ability to access investment opportunities earlier than many of its competitors and in some cases on an exclusive basis.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.33 at December 31, 2022 and 1.21 at December 31, 2021. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Grade 1	$422,813,958	$474,466,652
Grade 2	117,689,506	49,356,296
Grade 3	9,675,397	—
Grade 4	15,936,823	22,579,310
Not Rated(1)	4,373,400	6,161,736
Total investments	$570,489,084	$552,563,994

(1)
Not Rated category at December 31, 2022 consists primarily of the Company’s residual equity investment in Stitch Holdings, L.P. Not Rated category at December 31, 2021 consists primarily of the Company’s residual equity investment in Stitch Holdings, L.P. and AGY Equity, LLC. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

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

Distressed Debt

The Company’s portfolio currently includes certain distressed debt investments and the Company is authorized to continue to invest in the securities and other obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. As of December 31, 2022, two of the Company’s debt investments and one preferred stock investment were on non-accrual status. The Company does not anticipate distressed debt to be a significant part of its investment strategy. Such investments generally trade significantly below par and are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer might not make any interest or other payments. Typically such workout or bankruptcy proceedings result in only partial recovery of cash payments or an exchange of the defaulted obligation for other debt or equity securities of the issuer or its affiliates, which may in turn be illiquid or speculative.

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

The Current Management Agreement will be in effect from year-to-year if approved annually by the Board of Directors or by the affirmative vote of the holders of a majority of outstanding voting securities, including, in either case, approval by a majority of the directors who are not interested persons. The Company’s Board of Directors approved the continuation of the Current Management Agreement on October 28, 2022.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred $8,311,686, $7,784,188 and $10,799,832, respectively, in Management Fees.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred $3,422,362, $249,385 and $6,304,333, respectively, in Incentive Fees based on income. For the year ended December 31, 2021, the Advisor voluntarily waived Incentive Fees on income of $79,383, resulting in net Incentive Fees on income of $170,002. For the year ended December 31, 2020, the Advisor waived Incentive Fees on income of $6,304,333, resulting in no net Incentive Fees on income for the period. As of December 31, 2022 and 2021, there was $3,403,349 and $170,002, respectively, of Incentive Fees payable based on income. The payment of Incentive Fee based on income of $3,403,349 at December 31, 2022 was deferred pursuant to the Incentive Fee deferral provision discussed above.

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

The Company is required under GAAP to accrue an Incentive Fee on capital gains on a hypothetical liquidation basis, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrued Incentive Fee on capital gains assumes all unrealized capital appreciation and depreciation is realized in order to reflect an Incentive Fee on capital gains (if any) that would be payable at each measurement date, even though unrealized capital appreciation is not permitted to be considered in determining the Incentive Fee on capital gains actually payable for each Annual Period under the Current Management Agreement. If such amount is positive at the end of the period, an Incentive Fee on capital gains is accrued equal to 17.5% of such amount, for periods ended after May 2, 2020 (or 20%, for periods ended prior to May 2, 2020), less the amount of any Incentive Fees on capital gains already accrued during the Annual Period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fee expense on capital gains previously accrued during the Annual Period.

Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the years ended December 31, 2022, 2021 and 2020 were $(1,544,569), $1,544,569 and zero, respectively. As of December 31, 2022 and 2021, the balance of accrued Incentive Fees on capital gains was zero and $1,544,569, respectively. However, as of December 31, 2021, no Incentive Fees on capital gains were realized and payable to the Advisor as of such date. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Advisers Act and the Current Management Agreement.

For purposes of calculating the Incentive Fee based on capital gains, “Annual Period” means the period beginning on July 1 of each calendar year, including the calendar year prior to the year in which the investment management agreement became effective, and ending on June 30 of the next calendar year. Capital gains and losses are calculated using the difference between proceeds received and either (i) fair market value at the beginning of the Annual Period or (ii) cost for investments acquired during the Annual Period. In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Investment Advisers Act of 1940 by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

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

Duration and termination

Unless earlier terminated, the Current Management Agreement will remain in effect for successive periods of twelve months, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of our Board or the vote of a majority of our outstanding voting securities and (2) the vote of a majority of the Board who are not parties to the Management Agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. On October 28, 2022, our Board approved the Current Management Agreement for a successive twelve months. We may terminate the Current Management Agreement as a whole at any time, without the payment of any penalty, upon the vote of a majority of our Board or a majority of our outstanding voting securities or by the Advisor, on 60 days’ written notice by either party to the other which can be waived by the non-terminating party. The Current Management Agreement will also immediately terminate in the event of its assignment.

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

The following table sets forth the dollar range of our common stock beneficially owned by the portfolio manager as of February 28, 2023.

Portfolio Manager	Aggregate Dollar Range of Common Stock Owned by Portfolio Manager(1)(2)
James E. Keenan	Over $1,000,000

(1)
Dollar ranges are as follows: None; $1-$10,000; $10,001-$50,000; $50,001-$100,000; $100,001-$500,000; $500,001-$1,000,000; or over $1,000,000.
(2)
The dollar range of equity securities beneficially owned is based on the closing price of $3.70 per share of our common stock on February 28, 2023 on the NASDAQ Global Select Market.

Such persons may not necessarily continue to hold such positions or be involved in the performance by the Advisor of its obligations to us during the entire term of the Management Agreement referred to below.

The Investment Committee’s role is limited to providing oversight and guidance to compliment and supervise the Advisor’s management of our investment portfolio.

Portfolio Management

Portfolio Manager Compensation Overview

The discussion below describes the portfolio managers compensation as of December 31, 2022.

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

Distribution of Discretionary Incentive Compensation. Discretionary incentive compensation is distributed to portfolio managers in a combination of cash and BlackRock, Inc. restricted stock units which vest ratably over a number of years. For some portfolio managers, discretionary incentive compensation is also distributed in deferred cash awards that notionally track the returns of select BlackRock investment products they manage and that vest ratably over a number of years. The BlackRock restricted stock units, upon vesting, will be settled in BlackRock common stock. Typically, the cash portion of the discretionary incentive compensation, when combined with base salary, represents a meaningful portion of total compensation for the portfolio managers. Paying a portion of discretionary incentive compensation in BlackRock stock puts compensation earned by a portfolio manager for a given year “at risk” based on BlackRock’s ability to sustain and improve its performance over future periods. Providing a portion of discretionary incentive compensation in deferred cash awards that notionally track the BlackRock investment products they manage provides direct alignment with investment product results.

Long-Term Incentive Plan Awards — From time to time, long-term incentive equity awards are granted to certain key employees to aid in retention, align their interests with long-term shareholder interests and motivate performance. Equity awards are generally granted in the form of BlackRock restricted stock units that, once vested, settle in BlackRock common stock.

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

Unsecured Convertible Senior Notes Due 2022

On June 13, 2017, the Company issued $143,750,000 in aggregate principal amount ($125,000,000 of the initial offering and $18,750,000 of the underwriters’ exercise of the overallotment option) of 5.00% Convertible Notes due 2022 under an indenture, dated as of June 13, 2017 (the “2022 Convertible Notes Indenture”). Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $139,800,000. The 2022 Convertible Notes matured on June 15, 2022, and the Company fully repaid the aggregate outstanding $143,720,000 principal amount (post noteholder conversion) plus outstanding accrued interest. The interest rate on the notes was 5.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2017. Holders were able to convert their notes at their option prior to the close of business on the business day immediately preceding December 15, 2021, in integral multiples of $1,000 principal amount, only under certain circumstances. Upon noteholder conversion, the Company was able to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election at an initial conversion rate of 118.2173 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $8.46 per share of the Company’s common stock. On or after December 23, 2021, the Company was able to redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at its option in accordance with their terms. During the year ended December 31, 2022, the Company issued 3,546 shares of common stock with an aggregate value of $30,000 to a noteholder who elected the conversion option in lieu of principal repayment pursuant to the redemption terms of the 2022 Convertible Notes Indenture.

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

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the year ended December 31, 2022, the Company did not make any periodic payments. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations.

For more information on the Company's debt, see Note 4 to the Company's consolidated financial statements.

Dividend Reinvestment Plan

Unless the registered owner of your common shares elects to receive cash by contacting Computershare Inc. (“Computershare”), agent for stockholders in administering our amended and restated dividend reinvestment plan (the “Plan”), all dividends declared for you in common shares of our company will be automatically reinvested by the plan agent in additional common shares of our company. If the registered owner of your common shares elects not to participate in the Plan, you will receive all dividends in cash paid by check mailed directly to you (or, if the shares are held in street or other nominee name, then to such nominee) by Computershare, as dividend disbursing agent. You may elect not to participate in the Plan and to receive all dividends in cash by sending written instructions or by contacting Computershare, as dividend disbursing agent, at the address set forth below. Participation in the Plan is completely voluntary and may be terminated or resumed at any time without penalty by contacting the plan agent before the dividend record date; otherwise such termination or resumption will be effective with respect to any subsequently declared dividend. Some brokers may automatically elect to receive cash on your behalf and may re-invest that cash in additional common shares of our company for you. As this approach may cause you to incur brokerage charges or other transaction costs, we recommend that you consult with your broker or financial adviser. If you wish for all dividends declared on your common shares of our company to be automatically reinvested pursuant to the Plan, please contact your broker.

The plan agent will open an account for each common stockholder under the plan in the same name in which such common stockholder’s common shares are registered. Whenever we declare a dividend payable in cash, non-participants in the Plan will receive cash and participants in the Plan will receive the number of common shares referred to below. The common shares will be paid to the plan agent for the participants’ accounts through receipt of additional unissued but authorized common shares or treasury common shares from us, or through shares purchased on the open-market, as discussed below.

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

On May 13, 2020, the Board of Directors of the Company adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the distribution that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution. At the Company's special meeting of stockholders held on May 3, 2022, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval. We may not be able to achieve operating results that will allow us to make dividends at a specific level or to increase the amount of these distributions from time to time. Also, we may be limited in our ability to make distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

All correspondence concerning the plan should be directed to the plan agent at Computershare Inc., 462 South 4th Street, Suite 1600, Louisville, KY 40202.

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

General economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, supply chain disruptions, labor shortages, energy and other resource shortages, changes in laws, trade barriers, currency exchange controls and national and international political circumstances, may have long-term negative effects on the U.S. and worldwide financial markets and economy. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Company, including by making valuation of some of the Company’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Company’s holdings. If there is a significant decline in the value of the Company’s portfolio, this may impact the asset coverage levels for the Company’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Company’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In particular, the consequences of the Russian military invasion of Ukraine, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited "cold" wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Company's returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. We have no way to predict the duration or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

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

Recently, central banks such as the Federal Reserve Bank have been increasing interest rates in an effort to slow the rate of inflation. There is a risk that increased interest rates may cause the economy to enter a recession. Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades, and the Federal Reserve has been raising the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Company’s investments may not keep pace with inflation, which may result in losses to shareholders. As inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Company would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions. While the extreme volatility and disruption that U.S. and global markets experienced for an extended period of time beginning in 2007 and 2008 had, until the recent coronavirus (COVID-19) outbreak, generally subsided, uncertainty and periods of volatility still remain, and risks to a robust resumption of growth persist.

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. We did not obtain approval at our special meeting of stockholders held on May 3, 2022, to sell or otherwise issue shares of our common stock at a price below net asset value. We are seeking such stockholder approval at a special meeting of stockholders on May 3, 2023 for the twelve month period immediately following May 3, 2023 but there can be no assurance we will obtain such approval. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). In addition, significant changes in the capital markets, including disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

Pursuant to Rule 2a-5 under the 1940 Act, the Company's Board of Directors has designated BCIA as the Company's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations (see Note 2 to the Company's consolidated financial statements for further information). As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation, which reduces our net asset value. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can, and have, been effectuated through executive order. For example, the current administration has taken steps to rejoin the Paris climate accord of 2015 and incentivize certain clean energy technologies, cancel the Keystone XL pipeline, provide military support to Ukraine and change immigration enforcement priorities. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Company may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Company and its ability to achieve its investment objective.

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

Our debt investments are generally based on floating rates, such as London Interbank Offer Rate (“LIBOR”), EURIBOR, Secured Overnight Financing Rate (“SOFR”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. An increase in interest rates generally will increase the cost of borrowing for the companies in which we invest and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

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

Changes relating to the London Interbank Offer Rate ("LIBOR") calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

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

As an alternative to LIBOR, the Financial Reporting Council, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and any of our existing financial instruments which reference LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

Neither the effect of the LIBOR transition process nor its ultimate success can yet be known. The transition process might lead to increased volatility and illiquidity in markets for, and reduce the effectiveness of, new hedges placed against, instruments whose terms currently include LIBOR. While some existing LIBOR-based instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate-setting methodology, there may be significant uncertainty regarding the effectiveness of any such alternative methodologies to replicate LIBOR. Not all existing LIBOR-based instruments may have alternative rate-setting provisions and there remains uncertainty regarding the willingness and ability of issuers to add alternative rate-setting provisions in certain existing instruments. Moreover, these alternative rate-setting provisions may not be designed for regular use in an environment where LIBOR ceases to be published and may be an ineffective fallback following the discontinuation of LIBOR. On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. The elimination of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

We are not managed by BlackRock, but rather one its subsidiaries and may not replicate the success of that entity or BlackRock.

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

The Advisor's liability is limited under the investment management agreement, and we are required to indemnify the Advisor against certain liabilities, which may lead the Advisor to act in a riskier manner on our behalf than it would when acting for its own account.

The Advisor has not assumed any responsibility to us other than to render the services described in the investment management agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Advisor’s advice or recommendations. Pursuant to the investment management agreement, the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to us for their acts under the investment management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Advisor and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment management agreement. These protections may lead the Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may suffer credit losses.

Investment in middle-market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession.

In addition to regulatory restrictions that restrict our ability to raise capital, our debt arrangements contain various covenants which, if not complied with, could accelerate repayment of our debt, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The agreements governing our Credit Facility and our 2025 Private Placement Notes require us to comply with certain financial and operational covenants. These covenants include:

•
restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•
restrictions on our ability to incur liens; and
•
maintenance of a minimum level of stockholders’ equity.

As of December 31, 2022, we were in compliance with all applicable covenants for our outstanding borrowings. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our debt arrangements. Failure to comply with these covenants would result in a default under these arrangements which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments on our debt and thereby have a material adverse impact on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

Most of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us. As of December 31, 2022, the Company is not aware of any contingent liabilities.

Substantially all of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

As of December 31, 2022, substantially all of our assets were pledged as collateral under our Credit Facility. If we default on our obligations under these debt facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the distributions that we pay to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under our borrowings, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding.

Our Credit Facility matures on April 23, 2025, and our 2025 Private Placement Notes mature on December 9, 2025, and any inability to renew, extend or replace our Credit Facility or 2025 Private Placement Notes could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

We maintain a multi-currency $265.0 million senior secured credit facility with a group of lenders, under which we had $162.0 million of indebtedness outstanding at December 31, 2022. Undrawn amount under our Credit Facility was $103.0 million at December 31, 2022. The Credit Facility’s commitment may increase in size, under certain circumstances, up to a total of $325.0 million. The Credit Facility has a stated maturity date of April 23, 2025. We maintain $92.0 million of aggregate principal amount outstanding on 2025 Private Placement Notes which mature on December 9, 2025 unless previously repaid or redeemed in accordance with their terms. There can be no assurance that we will be able to renew, extend or replace the Credit Facility or 2025 Private Placement Notes upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facility or 2025 Private Placement Notes will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace the Credit Facility or 2025 Private Placement Notes at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.

Incurring additional indebtedness could increase the risk in investing in shares of our common stock.

As a BDC regulated under the 1940 Act, we are generally required to maintain a certain asset coverage for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock).

Following receipt of the necessary stockholder and Board approvals, effective May 2, 2020, the minimum asset coverage ratio requirement was reduced from 200% to 150%, pursuant to Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (the “SBCAA”) (i.e., from a 1:1 debt to equity ratio to a 2:1 debt to equity ratio). Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in shares of our common stock may increase.

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

We have indebtedness outstanding pursuant to our Credit Facility and may enter into new facilities and/or may increase the size of our existing credit facilities. As of December 31, 2022, we had outstanding approximately $92.0 million of 2025 Private Placement Notes, and $162.0 million outstanding on our Credit Facility. Lenders under our Credit Facility and 2025 Private Placement Notes have fixed dollar claims on our assets that are superior to the claims of our common stockholders or any preferred stockholders. We have granted a security interest in our assets in connection with our Credit Facility.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2022, which represented borrowings equal to 43.1% of our total assets. On such date, we also had $589.1 million in total assets; $570.5 million in total investments; $254.0 million in aggregate principal amount of debt outstanding; and $318.5 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2022 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 5.36% by the $254.0 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2022 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)(1)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholders	-22.1%	-13.2%	-4.3%	4.7%	13.6%

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

A substantial portion of our portfolio investments are recorded at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our Board of Directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity investments that we make for which market quotations are not readily available will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our Board of Directors. The Valuation Designee approves in good faith the valuation of such securities. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

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

Transactions Between Client Accounts. Each of the BlackRock Entities and the Advisor reserve the right to conduct cross trades between the Company and other Client Accounts in accordance with applicable legal and regulatory requirements. The Advisor may cause the Company to purchase securities or other assets from or sell securities or other assets to, or engage in other transactions with, other Client Accounts or vehicles when the Advisor believes such transactions are appropriate and in the participants’ best interest, subject to applicable law and regulation. The Company may enter into “agency cross transactions,” in which a BlackRock Entity may act as broker for the Company and for the other party to the transaction, to the extent permitted under applicable law and regulation and the relevant Client Account governing documents. In such cases, the Advisor and such other Client Accounts or BlackRock Entities, as applicable, may have a potentially conflicting division of loyalties and responsibilities regarding both parties to the transaction. To the extent that any provision of Section 11(a) of the Exchange Act, or any of the rules promulgated thereunder, is applicable to any transactions effected by the Advisor, such transactions will be effected in accordance with the requirements of such provisions and rules.

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

Investment Terms of Other Client Accounts. The investment terms offered to other Client Accounts or to investors in other Client Accounts with similar investment objectives as the Company may be different than those applicable to our stockholders and may create conflicts. In particular, with respect to investors in other Client Accounts that are managed as dedicated funds or with respect to other Client Accounts investing through separate accounts with similar investment objectives to the Company, information sharing may, to the extent permitted under applicable law and regulation, be more extensive, detailed and timely as compared to information available to our stockholders, and the other Client Accounts’ liquidity may not be subject to the restrictions that apply to our stockholders.

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

Furthermore, our stockholders’ rights to information regarding the Advisor or the Company generally will be limited to applicable reporting obligations and information requirements under the Exchange Act and applicable state law. It is anticipated that the Advisor and its affiliates will obtain certain types of material information from or relating to the Company’s investments that will not be disclosed to stockholders because such disclosure is prohibited, including as a result of contractual, legal or similar obligations outside of BlackRock’s control. Such limitations on the disclosure of such information may have adverse consequences for stockholders in a variety of circumstances and may make it difficult for a stockholder to monitor the Advisor and its performance.

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

The Advisor makes decisions for the Company based on the Company’s investment program. The Advisor from time to time may have access to certain fundamental analysis, research and proprietary technical models developed by BlackRock Entities and their personnel. There will be no obligation on the part of the BlackRock Entities to make available for use by the Company, or to effect transactions on behalf of the Company on the basis of, any such information, strategies, analyses or models known to them or developed in connection with their own proprietary or other activities. In certain cases, such personnel will be prohibited from disclosing or using such information for their own benefit or for the benefit of any other person, including the Company and other Client Accounts. In other cases, fundamental analyses, research and proprietary models developed internally may be used by various BlackRock Entities and their personnel on behalf of different Client Accounts, which could result in purchase or sale transactions in the same security at different times (and could potentially result in certain transactions being made by one portfolio manager on behalf of certain Client Accounts before similar transactions are made by a different portfolio manager on behalf of other Client Accounts), or could also result in different purchase and sale transactions being made with respect to the same security. The Advisor may also effect transactions for the Company that differ from fundamental analysis, research or proprietary models issued by the BlackRock Entities or by the Advisor itself in various contexts. The foregoing transactions may negatively impact the Company and its direct and indirect investments through market movements or by decreasing the pool of available securities or liquidity, which effects can be more pronounced in thinly traded securities and less liquid markets.

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

Other Relationships with BlackRock Entities, Clients and Market Participants. The BlackRock Entities have developed, and will in the future develop, relationships with (or may invest in) a significant number of clients and other market participants (e.g., financial institutions, service providers, managers of investment funds, banks, brokers, advisors, joint venturers, consultants, finders (including executive finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio investment executives, as well as certain family members or close contacts of these persons), including those that may hold or may have held investments similar to the investments intended to be made by the Company, that may themselves represent appropriate investment opportunities for the Company, or that may compete with the Company for investment opportunities. Furthermore, the Advisor generally exercises its discretion to recommend to the Company or to an investment thereof that it contracts for services with such clients and market participants, and/or with other BlackRock Entities. It is difficult to predict the circumstances under which these relationships could become material conflicts for the Company, but it is possible that as a result of such relationships (or agreements with other Client Accounts) the Advisor may refrain from making all or a portion of any investment or a disposition on behalf of the Company, which may materially adversely affect the performance of the Company. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the BlackRock Entities and/or Client Accounts and/or their affiliates. BlackRock expects to be subject to a potential conflict of interest with the Company in recommending the retention or continuation of a third-party service provider to such Company or a portfolio investment if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in the Company or one or more Client Accounts, will provide the BlackRock Entities information about markets and industries in which the BlackRock Entities operate (or are contemplating operations) or will provide other services that are beneficial to the BlackRock Entities, the Company or one or more Client Accounts. The Advisor expects to be subject to a potential conflict of interest in making such recommendations, in that Advisor has an incentive to maintain goodwill between it and clients and other market participants, while the products or services recommended may not necessarily be the best available or most cost effective to the Company or its investments.

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

We are dependent upon senior management personnel of the Advisor for our future success, and if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Company is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Company. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Company, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Company's affairs.

The Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Advisor has the right, under our investment management agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If the Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates payable on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

If we fail to maintain our status as a BDC, our business and operating flexibility could be significantly reduced.

We qualify as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, BDCs are prohibited from making any unqualifying investments unless at least 70% of their total assets are invested in qualifying investments which are primarily securities of private or thinly-traded U.S. companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, any such failure could cause an event of default under the Leverage Program, which could have a materially adverse effect on our business, financial conditions or results of operations.

Because we intend to distribute substantially all of our income to our stockholders to maintain our status as a RIC under the Code we will continue to need additional capital to finance growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order for the Company to qualify for the tax benefits available to RICs and to minimize payment of excise taxes, we intend to distribute to our stockholders substantially all of our annual taxable income and treat such amounts as deemed distributions to our stockholders. If we elect to treat any amounts as deemed distributions, we must pay income taxes at the corporate rate on such deemed distributions on behalf of our stockholders and our stockholders will receive a tax credit for such amounts and an increase in basis. A stockholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. As a result of these requirements, we will likely need to raise capital from other sources to grow our business. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

As a BDC, we are not able to incur senior securities unless after giving effect thereto we meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of our borrowings, of at least 150%. This means that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred stock. These requirements limit the amount that we may borrow.

Because we will continue to need capital to grow our investment portfolio, these limitations may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect we will be able to borrow and to issue additional debt securities and expect that we will be able to issue additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally will not be permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities and our net asset value or common stock price could decline.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities now invest in areas in which they have not traditionally invested, including making investments in middle-market private companies. As a result of these new entrants, competition for investment opportunities intensified over the past several years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer.

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

We invest primarily in middle-market companies primarily through leveraged loans.

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

Limited public information exists about private middle-market companies, and we expect to rely on the Advisor's investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern disclosures and financial controls of public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

Lower Credit Quality Obligations. Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The debt that we invest in typically is not rated prior to our investment by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

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

Adverse changes in economic conditions are more likely to lead to a weakened capacity of a lower grade issuer to make principal payments and interest payments than an investment grade issuer. The principal amount of lower grade securities outstanding has proliferated in the past decade as an increasing number of issuers have used lower grade securities for corporate financing. An economic downturn could severely affect the ability of highly leveraged issuers to service their debt obligations or to repay their obligations upon maturity. Similarly, downturns in profitability in specific industries could adversely affect the ability of lower grade issuers in that industry to meet their obligations. The market values of lower grade debt tend to reflect individual developments of the issuer to a greater extent than do higher quality investments, which react primarily to fluctuations in the general level of interest rates. Factors having an adverse impact on the market value of lower grade debt may have an adverse effect on our net asset value and the market value of our common stock. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default in payment of principal of or interest on our portfolio holdings. In certain circumstances, we may be required to foreclose on an issuer’s assets and take possession of its property or operations. In such circumstances, we would incur additional costs in disposing of such assets and potential liabilities from operating any business acquired.

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

Preferred Stock Risk. To the extent we invest in preferred securities, there are special risks, including:

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

We may enter into hedging transactions, which could expose us to risks associated with such transactions. We may utilize instruments such as forward contracts and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions and amounts due under our debt arrangements from changes in market interest rates. Use of these hedging instruments may include counterparty credit risk. Utilizing such hedging instruments does not eliminate the possibility of fluctuations in the values of such positions and amounts due under our debt arrangements or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. In addition, on October 28, 2020, the SEC adopted new regulations governing the use of derivatives by closed-end funds (“Rule 18f-4”), which the Company was required to comply with as of August 19, 2022. As a result, the Company is required to implement and comply with the Rule 18f-4 limits on the amount of derivatives the Company can enter into, eliminate the asset segregation framework previously used to comply with Section 18 of the 1940 Act, treat derivatives as senior securities so that a failure to comply with the limits would result in a statutory violation and require the Company, if the Company’s use of derivatives is more than a limited specified exposure amount (10% of net assets), to establish and maintain a comprehensive derivatives risk management program and appoint a derivatives risk manager.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange have not actively traded, will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors. The Valuation Designee determines the value of our investments in accordance with such valuation policy. In connection with such determination, the Valuation Designee utilizes the services of an independent valuation firm, which prepares valuation reports on a quarterly basis for most of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Valuation Designee retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Designee takes into account in approving fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value may pay a higher price than the value of our investments might warrant. Conversely, investors selling securities based on a net asset value that understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

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

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

The portfolio companies we invest in usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements, including agreements governing “first out” and “last out” structures, that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be in good faith under the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance. Additionally, these companies may not be able to get a full tax deduction for such borrowings.

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

Our portfolio companies may prepay loans, which prepayment may reduce stated yields in the future if capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make are prepayable at any time, some of them at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for the Company in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status.

Our investments in the Software, Internet & Catalog Retail, and IT Services sectors are subject to various risks, including intellectual property infringement issues and rapid technological changes, which may adversely affect our performance. Each industry contains certain industry related credit risks.

General risks of companies in the Software, Internet & Catalog Retail, and IT Services sectors include intellectual property infringement liability issues, the inability to protect Internet software and other propriety technology, extensive competition and limited barriers to entry. Generally, the market for Internet software and services is categorized by rapid technological change, evolving industry standards, changes in customer requirements and frequent new product introduction and enhancements. If a portfolio company in the Internet software and services sector cannot develop new products and enhance its current products in response to technological changes and competing products, its business and operating results will be negatively affected. In addition, there has been a substantial amount of litigation in the Internet software and services relating to intellectual property rights. Regardless of whether claims that a company is infringing patents or other intellectual property have any merit, these claims are time-consuming and costly. Moreover, an Internet software and services company must monitor the unauthorized use of its intellectual property, which may be difficult and costly. A company’s failure to protect its intellectual property could put it at a disadvantage to its competitors and harm its business, results of operations and financial condition. If an internet software and services company in which we invest is unable to navigate these risks, our performance may be adversely affected.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies in order to provide diversification or to complement our U.S. investments, although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Accordingly, we may invest on an opportunistic basis in certain non-U.S. companies, including those located in emerging markets, that otherwise meet our investment criteria. In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances. In addition, investing in foreign companies, and particularly those in emerging markets, may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. Further, we may have difficulty enforcing our rights as equity holders in foreign jurisdictions. In addition, to the extent we invest in non-U.S. companies, we may face greater exposure to foreign economic developments.

Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

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

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Advisor will generally be our affiliate for purposes of the 1940 Act and we are generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of our independent directors and, in some cases, of the SEC. However, the Advisor and the funds managed by the Advisor have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by us or the availability or size of the position purchased or sold by us. The Advisor may also face conflicts of interest in making investments pursuant to the exemptive order.

The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations and may hinder the Advisor’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of additional shares of our common stock or from the additional issuance of senior securities (including debt and preferred stock). However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities or preferred securities, which we refer to collectively as “senior securities,” and we may borrow money from banks or other financial institutions, up to the maximum amount permitted by the 1940 Act. The 1940 Act, permits us to issue senior securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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
•
Additional Common Stock. Our Board of Directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value, or issue securities convertible into common stock, without first obtaining the required approvals from our stockholders and our independent directors. If our common stock trades at a discount to net asset value, those restrictions could adversely affect our ability to raise equity capital. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our Board of Directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders. If we raise additional capital by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our common stockholders at that time would decrease, and our common stockholders may experience dilution.

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

We are subject to changing rules and regulations of federal and state governments, as well as the stock exchange in which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and The Nasdaq Global Select Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations. Changes in the laws or regulations or the interpretations of the laws and regulations that govern

BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations or financial condition.

If we do not invest a sufficient portion of our assets in qualifying assets, we could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we are prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. As of December 31, 2022, approximately $87.9 million, or approximately 15.0%, of our adjusted total assets were not "qualifying assets." If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under the Code, which could have a material adverse effect on our financial performance.

Although we are currently qualified as a RIC, no assurance can be given that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to its stockholders, we generally must meet the annual distribution, source-of-income and asset diversification requirements described below.

To qualify as a RIC under the Code, we generally must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC will generally be satisfied if we distribute at least 90% of our ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. Since we use debt financing, we are subject to certain asset coverage ratio requirements and other financial covenants under the terms of the our Credit Facility, and we are, in some circumstances, also subject to similar requirements under the 1940 Act. The requirements could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we generally must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

There is a risk that you may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this filing. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. Additionally, a portion of such distributions may include a return of stockholder capital. Distributions in excess of our current and accumulated earnings and profits are considered nontaxable distributions and serve to reduce the basis of our shares in the hands of the common stockholders rather than being currently taxable. As a result of the reduction of the basis of our shares, common stockholders may incur additional capital gains taxes or may have lower capital losses.

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

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or the Advisor may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

Risks related to our common stock and other securities

Our shares of common stock have traded at a discount from net asset value and may do so again in the future, which could limit our ability to raise additional equity capital.

Shares of closed-end investment companies, including BDCs, may trade at a market discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. In the past, the stocks of BDCs as an industry, including shares of our common stock, have traded below net asset value and at historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our special meeting of stockholders held on May 3, 2022, our stockholders did not approve our ability to sell or otherwise issue shares of our common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval. We intend to seek the same stockholder approval at a special meeting on May 3, 2023 for the 12-month period commencing on May 3, 2023, but there can be no assurance we will receive such approval.

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

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
volatility in the market price and trading volume of securities of BDCs or other companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;
•
price and volume fluctuations in the overall stock market from time to time;
•
changes in law, regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
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
•
future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•
uncertainty surrounding the strength of the U.S. economic recovery;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Stockholders will likely incur dilution if we sell or otherwise issue shares of our common stock or securities to subscribe for or convertible into shares of our common stock at prices below the then current net asset value per share of our common stock.

We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock immediately prior to any such sale at a price below net asset value. Our ability to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations by our board of directors expired on May 3, 2022 and was not renewed.

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

We may distribute taxable dividends that are payable to our stockholders in part through the issuance of shares of our common stock. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the stockholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, U.S. taxable stockholders receiving such dividends generally will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. In February 2023, our administrative and principal executive offices moved from 40 E. 52nd Street, New York, NY 10022 to 50 Hudson Yards, New York, NY 10001. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

For a discussion of the Company’s legal proceedings, see Note 9, Commitments and contingencies, in the notes to the consolidated financial statements contained in Part II, Item 8.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on June 27, 2007 and is currently traded on The NASDAQ Global Select Market under the symbol “BKCC.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share in each fiscal quarter for the years ended December 31, 2022, 2021 and 2020. On December 31, 2022, the reported closing price of our common stock was $3.62 per share.

		Stock Price		Premium/(Discount) of	Premium/(Discount) of
	NAV(1)	High(2)	Low(2)	High Sales Price to NAV(3)	Low Sales Price to NAV(3)	Declared Dividends
Fiscal Year ended December 31, 2022
First Quarter	$4.70	$4.25	$4.00	(10)%	(15)%	$0.10
Second Quarter	$4.57	$4.34	$3.46	(5)%	(24)%	$0.10
Third Quarter	$4.56	$4.02	$3.38	(12)%	(26)%	$0.10
Fourth Quarter	$4.39	$3.90	$3.42	(11)%	(22)%	$0.10
Fiscal Year ended December 31, 2021
First Quarter	$4.35	$3.68	$2.65	(15)%	(39)%	$0.10
Second Quarter	$4.68	$4.43	$3.48	(5)%	(26)%	$0.10
Third Quarter	$4.74	$4.24	$3.81	(11)%	(20)%	$0.10
Fourth Quarter	$4.73	$4.35	$3.80	(8)%	(20)%	$0.10
Fiscal Year ended December 31, 2020
First Quarter	$5.35	$5.09	$1.47	(5)%	(73)%	$0.14
Second Quarter	$4.84	$3.51	$1.79	(27)%	(63)%	$0.10
Third Quarter	$4.24	$3.08	$2.31	(27)%	(46)%	$0.10
Fourth Quarter	$4.23	$3.07	$2.34	(27)%	(45)%	$0.10

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
Holders

As of February 28, 2023, there were approximately 187 holders of record of our common stock. Such number of stockholders includes institutional or omnibus accounts that hold common stock for multiple underlying investors.

Dividends

Our quarterly dividends, if any, are determined by our Board of Directors. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends at all or dividends at a particular level. The following table lists the quarterly dividends per share from our common stock since November 2020:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022
$0.10	December 16, 2022	January 6, 2023
$0.10	March 16, 2023	April 6, 2023

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

We may, at our discretion, carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such dividends, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the years ended December 31, 2022, 2021 and 2020.

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

The Company estimates the source of its dividends as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the dividends are interim estimates based on GAAP that are subject to revision, and the exact character of the dividends for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of dividends for tax purposes. For the $0.10 dividend paid on January 6, 2023, the Company noted that $0.10 was sourced from net investment income and there was no return of capital based on book income. For the Consolidated Statements of Changes in Net Assets, sources of dividends to stockholders are adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, except as discussed below, if we declare a dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan as to receive cash dividends. Additionally, if the Company makes a dividend to be paid in cash or in stock at the election of stockholders as of the applicable dividend record date (a “Cash/Stock Dividend”), the terms are subject to the amended Plan dated May 13, 2020 described below (see Note 7 to the consolidated financial statements).

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

On May 13, 2020, the Board of Directors of the Company adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below NAV per share, which could cause our stockholders to experience dilution. At the Company's special meeting of stockholders held on May 3, 2022, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval. We may not be able to achieve operating results that will allow us to make dividends at a specific level or to increase the amount of these dividends from time to time. Also, we may be limited in our ability to make dividends due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as payment-in-kind interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to income or excise taxes. In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash and certain requirements are met, the entire dividend would generally be treated as a dividend for U.S. federal income tax purposes.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock for each month in the year ended December 31, 2022:

Period	Average Price Paid per Share(1)	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2022	$4.14	56,894	56,894	7,850,000
February 2022	—	—	—	7,850,000
March 2022	4.15	49,414	49,414	7,800,586
April 2022	4.25	29,202	29,202	7,771,384
May 2022	4.03	81,718	81,718	7,689,666
June 2022	3.67	309,163	309,163	7,380,503
July 2022	3.75	157,706	157,706	7,222,797
August 2022	3.99	44,573	44,573	7,178,224
September 2022	3.58	261,632	261,632	6,916,592
October 2022	3.62	318,324	318,324	6,598,268
November 2022	—	—	—	8,000,000	(3)
December 2022	—	—	—	8,000,000
	$3.73	1,308,626	1,308,626

(1)
The average price paid per share includes $0.03 of commission fees paid per share.
(2)
See Note 7 to the consolidated financial statements for further detail.
(3)
On November 2, 2021, the Company’s Board of Directors authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased. On November 2, 2022, the Company’s Repurchase Plan expired with 6,598,268 shares remaining unpurchased and no longer authorized for purchase. On October 28, 2022, the Company’s Board of Directors adopted a new repurchase plan and authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased.

The repurchase plan does not obligate us to acquire any specific number of shares and may be discontinued at any time. We intend to fund any repurchases with available liquidity.

Stock Performance Graph

The following graph compares the return on our common stock with that of the Standard & Poor’s (“S&P”) 500 Total Return Index, and the Russell 2000 Index for the period December 31, 2017 through December 31, 2022. The graph assumes that, on December 31, 2017, a person invested $100 in each of our common stock (“BKCC” in the graph), the S&P 500 Total Return Index, and the Russell 2000 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Stockholder Transaction Expenses
Sales Load (as a percentage of offering price)	—%	(1)
Offering Expenses (as a percentage of offering price)	—%	(2)
Dividend Reinvestment Plan Fees	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a Percentage of Net Assets Attributable to Common Stock)(4)
Management Fees	2.46%	(5)
Incentive Fees	0.56%	(6)
Interest Payments on Borrowed Funds	3.89%	(7)
Other Expenses	1.55%	(8)
Total Annual Expenses	8.46%	(9)

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
(4)
The “net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $337.8 million for the twelve-month period ended December 31, 2022.
(5)
Management Fees used for the purpose of this table actual amounts for the year ended December 31, 2022. Effective May 2, 2020, after the annual meeting of the Company’s stockholders, held on May 1, 2020, our Base Management Fee was reduced from 1.75% of total assets to 1.50% of total assets up to 200% of net asset value and 1.00% on total assets that exceed 200% (excluding cash), payable quarterly in arrears based on our total asset valuation at the end of the prior quarter. For more detailed information about the Management Fee, please see Note 3 to the consolidated financial statements.
(6)
Incentive Fees used for the purpose of this table equal the Company’s actual amounts for the year ended December 31, 2022, including i) the Company’s Incentive Fees based on income; and ii) Incentive Fees based on capital gains, which were reversed in accordance with GAAP for the year ended December 31, 2022. For purposes of this table, we have assumed that these fees will be payable (in the case of the incentive fees based on capital gains) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. As we cannot predict whether we will meet these thresholds, the Incentive Fee paid in future years, if any, may be substantially different than the fee earned historically. For more detailed information about the Incentive Fees, please see Note 3 to the consolidated financial statements.
(7)
“Interest Payments on Borrowed Funds” is based upon actual amounts incurred for the year ended December 31, 2022 and represents interest and other debt expenses incurred on our Credit Facility, 2025 Private Placement Notes and 2022 Convertible Notes (prior to their maturity). As of December 31, 2022, the amounts outstanding under our Credit Facility and 2025 Private Placement Notes were $162.0 million and $92.0 million (at par), respectively. For more detailed information about debt, please see Note 4 to the consolidated financial statements.
(8)
“Other Expenses” includes but not limited to our overhead expenses, including expenses of the Advisor reimbursable under the Company's Current Management Agreement and of the Administrator reimbursable under the administration agreement. Such expenses are based on actual amounts incurred for the year ended December 31, 2022.
(9)
“Total Annual Expenses” as a percentage of net assets attributable to common shares are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “Total Annual Expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “Total Annual Expenses” percentage were calculated instead as a percentage of total assets, our “Total Annual Expenses” would be 4.92% of total assets.

Example

The following example illustrates the projected dollar amount of total cumulative expenses that you would pay on a $1,000 hypothetical investment in common shares, assuming (1) a 4.50% sales load (underwriting discounts and commissions) and offering expenses totaling 0.20%, (2) total net annual expenses of 7.90% of net assets attributable to common shares as set forth in the table above (other than Incentive Fees based on income and capital gains), and (3) a 5% annual return:

	1 Year	3 Years	5 Years	10 Years
Total Expenses Incurred (gross of Incentive Fee)*	$121	$263	$397	$699
Total Expenses Incurred (net of Incentive Fee)**	$129	$284	$428	$743

* Assumes that we will not realize any capital gains net of all realized capital losses and unrealized capital depreciation (and therefore no Incentive fee on capital gains is applied).

** Assumes no unrealized capital depreciation or realized capital losses and annual returns resulting entirely from net realized capital gains (and therefore subject to a 17.5% Incentive fee on capital gains). No Incentive fee on income has been applied.

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. There is no incentive compensation either on income or on capital gains under our investment management agreement assuming a 5% annual return and therefore it is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive compensation of a material amount, our dividends to our common stockholders and our expenses would likely be higher. In addition, the example assumes reinvestment of all dividends and distributions at net asset value.

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

In addition to factors previously identified elsewhere in the reports BlackRock Capital Investment Corporation has filed with the Securities and Exchange Commission (the “SEC”) and those identified elsewhere in this report, including the "Risk Factors" section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

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

As a BDC, we generally do not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes most private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2022, approximately 15.0% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.

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

Financial and operating highlights

At December 31, 2022:

Investment portfolio, at fair value: $570.5 million

Net assets: $318.5 million

Indebtedness, excluding deferred issuance costs: $254.0 million

Net asset value per share: $4.39

Portfolio Activity for the Year Ended December 31, 2022:

Cost of investments during period, including PIK: $231.5 million

Sales, repayments and other exits during period: $192.4 million

Number of portfolio companies at end of period: 116

Operating Results for the Year Ended December 31, 2022:

Net investment income per share: $0.40

Dividends declared per share: $0.40

Basic earnings (loss) per share: $0.05

Net investment income: $29.4 million

Net realized and unrealized gain (loss): $(25.9) million

Net increase (decrease) in net assets from operations: $3.5 million

Net investment income per share, as adjusted1: $0.38

Basic earnings (loss) per share, as adjusted1: $0.03

Net investment income, as adjusted1: $27.8 million

Net increase (decrease) in net assets from operations, as adjusted1: $1.9 million

As Adjusted1: The Company reports its financial results in accordance with GAAP; however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. See “Supplemental Non-GAAP information” for further information on non-GAAP financial measures and for as adjusted items, which are adjusted to remove the impact of the accrued hypothetical liquidation basis incentive fee expense reversal based on capital gains that was recorded, as required by GAAP, and to include only the incremental incentive fee based on income. Under the Current Management Agreement, incentive fee expense based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met. Adjusted amounts reflect the fact that no Incentive Fee on capital gains was realized and payable to the Advisor during the year ended December 31, 2022.

Portfolio and investment activity

We invested approximately $231.5 million, including PIK, during the year ended December 31, 2022. The new investments consisted of senior secured loans secured by first lien ($220.5 million, or 95.3%) or second lien ($10.7 million, or 4.6%), and equity securities ($0.3 million, or 0.1%). Additionally, we received proceeds from sales, repayments and other exits of approximately $192.4 million during the year ended December 31, 2022.

Concentration of our assets in an issuer, industry or sector may present certain risks. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. At December 31, 2022, our portfolio of $570.5 million (at fair value) consisted of 116 portfolio companies and was invested approximately 94% in senior secured loans, 4% in unsecured or subordinated debt securities, 2% in equity investments, and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $5.7 million at December 31, 2022. Our largest portfolio company investment at fair value was approximately $24.8 million and our five largest portfolio company investments at fair value comprised approximately 14% of our portfolio at December 31, 2022. At December 31, 2021, our portfolio of $552.6 million (at fair value) consisted of 86 portfolio companies and was invested 93% in senior secured loans, 5% in unsecured or subordinated debt securities, 2% in equity investments and less than 1% in senior secured notes. Our average investment by portfolio company at amortized cost was approximately $7.1 million at December 31, 2021. Our largest portfolio company investment at fair value was approximately $37.3 million and our five largest portfolio company investments by value comprised approximately 21% of our portfolio at December 31, 2021.

In addition, we may, from time to time, invest a substantial portion of our assets in the securities of issuers in any single industry or sector of the economy or in only a few issuers. A downturn in an industry or sector in which we are concentrated could have a larger impact on us than on a company that does not concentrate in that particular industry or sector. Our Advisor monitors industry and sector uncertainties on an ongoing basis, including substantial regulatory challenges in the healthcare sector, volatility and extensive government regulation in the financial services sector, cyclical risks associated with the overall economy and events outside of our control, including public health crises such as COVID-19, or other geopolitical or macroeconomic events (see Item 1A. Risk Factors for further details), which may have resulted in a negative impact to certain industries, including significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States (see Note 5 to the consolidated financial statements), among various other industry and sector uncertainties due to certain exposures. At December 31, 2022, our top three industry concentrations at fair value consisted of Software (15.2%), Diversified Financial Services (14.5%) and Internet Software & Services (11.1%). At December 31, 2021, our top three industry concentrations at fair value consisted of Diversified Financial Services (13.6%), Internet Software & Services (11.2%) and Road & Rail (10.5%) (see Note 5 to the consolidated financial statements).

The weighted average portfolio yields at fair value and cost as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022		December 31, 2021
	Fair Value	Cost	Fair Value	Cost
Weighted Average Yield(1)
Total portfolio	11.9%	10.6%	8.5%	7.6%
Senior secured loans	12.4%	12.4%	9.0%	9.0%
Other debt securities	3.4%	1.7%	1.9%	1.1%
Debt and income producing equity securities	12.0%	11.6%	8.7%	8.4%

(1)
Computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount, divided by (b) the amortized cost or at fair value of each category, as applicable. The calculation excludes exit fees that are receivable upon repayment of certain loan investments.

For the years ended December 31, 2022 and 2021 the total return based on net asset value was 2.78% and 23.57%, respectively, and the total return based on market price was 0.22% and 64.33%, respectively. Total returns are historical and are calculated by determining the percentage change in the net asset value or market price with all dividends reinvested, if any. Dividends are assumed to be reinvested in accordance with the Company’s dividend reinvestment plan and do not reflect brokerage commissions.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Advisor and Board review these investment ratings on a quarterly basis. Our weighted average investment rating was 1.33 at December 31, 2022 and 1.21 at December 31, 2021. The following is a distribution of the investment ratings of our portfolio companies, at fair value, at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Grade 1	$422,813,958	$474,466,652
Grade 2	117,689,506	49,356,296
Grade 3	9,675,397	—
Grade 4	15,936,823	22,579,310
Not Rated(1)	4,373,400	6,161,736
Total investments	$570,489,084	$552,563,994

(1)
The 'Not Rated' category at December 31, 2022 consists primarily of the Company’s residual equity investment in Stitch Holdings, L.P. Not Rated category as of December 31, 2021 consists primarily of the Company’s residual equity investments in Stitch Holdings, L.P. and AGY Equity, LLC. For purposes of calculating our weighted average investment rating, the Not Rated category is excluded.

Results of operations

Results comparisons are for the years ended December 31, 2022, 2021 and 2020.

Investment income

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Investment income
Interest and fees on senior secured loans	$56,809,947	$43,782,088	$40,269,786
Interest and fees on other debt securities	641,700	722,862	18,628,369
Interest earned on short-term investments, cash equivalents	164,623	5,732	26,846
Dividends and fees on equity securities	319,524	1,734,338	8,190,499
Total investment income	$57,935,794	$46,245,020	$67,115,500

Total investment income for the year ended December 31, 2022 increased $11.7 million, or 25.3%, as compared to the year ended December 31, 2021. The increase was primarily due to i) a 17.0% higher average balance in senior secured loans, at amortized cost, during the year ended December 31, 2022; ii) a 9.7% increase in the weighted average yield on senior secured loans year over year as a result of a higher interest rate environment; and iii) an increase in fee and other one-time income of $1.1 million year over year as a result of certain exited investments during the year. The increased balance of senior secured loans is primarily due to net deployments during 2021 and 2022, which were substantially all in senior secured debt. These increases are partially offset by a decrease in dividend income of $1.4 million year over year, which is primarily attributable to the exit of BCIC Senior Loan Partners, LLC ("Senior Loan Partners") during December 2021.

Total investment income for the year ended December 31, 2021 decreased $20.9 million, or 31.1%, as compared to the year ended December 31, 2020. The primary reasons for the decrease year over year is a $13.1 million decrease in investment income due to our unsecured debt investment in Gordon Brothers Finance Company (“GBFC”) going on non-accrual status during the second half of 2020, and a decrease in dividend income year over year. The decrease in dividend income is comprised of i) a $4.2 million decrease from Senior Loan Partners, primarily due to the disposal of underlying portfolio company investments in Senior Loan Partners during late 2020 and throughout 2021; and ii) a $2.3 million decrease associated with GBFC preferred stock going on non-accrual status during the second half of 2020. Excluding fee income and other income, total investment income decreased by approximately 31.6%, primarily attributable to a 22.9% decrease in the average investment portfolio for the year ended December 31, 2021, at amortized cost, as compared to the year ended December 31, 2020. The decrease in portfolio size is primarily due to desirable exits during 2020 and 2021, primarily in junior capital exposure as discussed above and other non-core assets.

Expenses

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating expenses
Interest and other debt expenses	$13,140,402	$11,620,899	$15,584,214
Management fees	8,311,686	7,784,188	10,799,832
Incentive fees on income	3,422,362	249,385	6,304,333
Incentive fees on capital gains	(1,544,569)	1,544,569	—
Administrative expenses	1,407,775	1,354,283	1,457,979
Professional fees	836,788	1,100,008	1,964,252
Insurance expense	747,428	809,356	650,432
Director fees	613,750	622,500	652,250
Investment advisor expenses	103,276	350,000	350,000
Other operating expenses	1,525,774	1,011,273	1,433,054
Total expenses, before incentive fee waiver	28,564,672	26,446,461	39,196,346
Incentive fee waiver	—	(79,383)	(6,304,333)
Total expenses, net of incentive fee waiver	$28,564,672	$26,367,078	$32,892,013

Total expenses, net of incentive fee waiver, increased $2.2 million, or 8.3%, for the year ended December 31, 2022 from the comparable period in 2021, primarily due to increases in incentive fees on income, interest and other debt expenses and management fees, which were partially offset by the reversal of previously accrued incentive fees on capital gains in 2022 as required by GAAP. Total expenses, net of incentive fee waiver, decreased $6.5 million, or 19.8%, for the year ended December 31, 2021 from the comparable period in 2020, primarily due to decreases in interest and other debt expenses and management fees, which were partially offset by an increase in accrued incentive fees on capital gains in 2021 as required by GAAP.

Incentive fees on income increased approximately $3.2 million for the year ended December 31, 2022 from the comparable period in 2021 due to higher pre-incentive net investment income in excess of the hurdle year over year. Incentive fees on income decreased approximately $6.1 million for the year ended December 31, 2021 from the comparable period in 2020 due to less pre-incentive net investment income in excess of the hurdle year over year. For the years ended December 31, 2021 and 2020, the Advisor voluntarily waived incentive fees on income of $0.1 million and $6.3 million, respectively, resulting in net incentive fees of $0.2 million and zero, respectively.

The Company is required under GAAP to accrue a hypothetical liquidation basis incentive fee on capital gains (if any), based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each reporting period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of incentive fees on capital gains accrued in a prior period (see Note 3 to the consolidated financial statements). It should be noted that incentive fees based on capital gains (if any) are not due and payable until the end of the annual measurement period, or every June 30. The accrual (reversal) of incentive fees on capital gains was $(1.5) million and $1.5 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, the balance of accrued incentive fees on capital gains was zero and $1.5 million, respectively. However, as of December 31, 2021, no incentive fees on capital gains were realized and payable to the Advisor as of such date.

Interest and other debt expenses increased approximately $1.5 million, or 13.1%, for the year ended December 31, 2022 from the comparable period in 2021 due to an increase in average debt outstanding year over year, and a higher interest rate environment (see Note 4 to the consolidated financial statements). Interest and other debt expenses decreased approximately $4.0 million, or 25.4%, for the year ended December 31, 2021 from the comparable period in 2020, primarily due to a significant decrease in the average debt outstanding year over year, and a lower rate environment.

Management fees increased approximately $0.5 million, or 6.8%, for the year ended December 31, 2022 from the comparable period in 2021 due to an increase in the total assets on which management fees are calculated (in arrears). The increase in total assets was primarily due to net deployments during 2021 and the first nine months of 2022. Management fees decreased approximately $3.0 million, or 27.9%, for the year ended December 31, 2021 from the comparable period in 2020 due to a decline in the total assets on which management fees are calculated (in arrears), and a decrease in the management fee rate effective May 2, 2020. The decrease in total assets was primarily due to net sales, repayments and valuation depreciation during 2020.

Net investment income

Net investment income was $29.4 million, $19.9 million and $34.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, net investment income increased by approximately $9.5 million, or 47.8%, compared to 2021, due to an increase in total investment income of $11.7 million, partially offset by an increase in total expenses of $2.2 million. For the year ended December 31, 2021, net investment income decreased $14.4 million, or 41.9%, compared to 2020, due to a decrease in total investment income of $20.9 million, partially offset by a decrease in total expenses of $6.5 million.

Net realized gain or loss

Net realized gain (loss) was $1.2 million, $(19.1) million and $(116.0) million for the years ended December 31, 2022, 2021 and 2020, respectively. Net realized gain (loss) of $1.2 million for the year ended December 31, 2022 was primarily due to escrow proceeds received from SVP - Singer Holdings, LP and ECI Cayman Holdings, LP, which were exited during 2021 and 2018, respectively. Net realized gain (loss) of $(19.1) million for the year ended December 31, 2021 was primarily due to a $(22.0) million realized loss on the exit of our Senior Loan Partners investment, an $(18.5) million realized loss on the restructure of Advanced Lighting Technologies, LLC, and exits of our investments in Red Apple Stores Inc., First Boston Construction Holdings, LLC, and Advantage Insurance Inc.; partially offset by a realized gain of $22.0 million on the sale of SVP – Singer Holdings, LP. Net realized gain (loss) of $(116.0) million for the year ended December 31, 2020 was primarily due to the restructure of AGY Holding Corp., resulting in a realized loss of $(59.2) million, the sale of our equity investment in U.S. Well Services, Inc., resulting in a realized loss of $(43.8) million, and sale of our debt investment in Sur La Table, Inc., which resulted in a realized loss of $(12.3) million. Substantially all of the net realized losses were reflected in unrealized depreciation in prior periods.

Net unrealized appreciation or depreciation

For the year ended December 31, 2022, 2021 and 2020, the change in net unrealized appreciation or depreciation on our investments, Interest Rate Swap and foreign currency was an increase in net unrealized depreciation of $(27.1) million, a decrease in net unrealized depreciation of $65.7 million and an increase in net unrealized depreciation of $(22.1) million, respectively. The increase in net unrealized depreciation for the year ended December 31, 2022 was primarily due to i) an overall increase in valuation depreciation across our portfolio due to spread widening and general market declines during the period (see Item 1A. Risk Factors), out of which our investments in Razor Group GmbH (Germany), Stitch Holdings L.P., Thras.io, LLC, Magenta Buyer, LLC, Syndigo, LLC and Zest Acquisition Corp. contributed $(8.2) million; ii) a $(2.5) million increase in unrealized depreciation in GBFC, net of the reversal of $2.0 million of previously recognized depreciation on the position as a result of a paydown during the period; and iii) a $(1.3) million increase in valuation depreciation related to our Interest Rate Swap. The decrease in net unrealized depreciation for the year ended December 31, 2021 was primarily due to i) the reversal of previously recognized depreciation of $25.8 million, related to the exit of our investment in Senior Loan Partners; ii) the reversal of previously recognized depreciation of $24.3 million, including foreign currency translation, related to the exits of our investments in Red Apple Stores Inc., SVP – Singer Holdings, LP, First Boston Construction Holdings, LLC, and Advantage Insurance Inc., and the restructure of Advanced Lighting Technologies, LLC; iii) decrease in valuation depreciation of $4.2 million in our investment in St. George Warehousing & Trucking Co. of California, Inc., as well as an overall increase in valuation across our portfolio. The increase in net unrealized depreciation for the year ended December 31, 2020 was primarily due to a $(85.4) million increase in valuation depreciation in our investments in GBFC and Senior Loan Partners, partially offset by a $64.0 million reversal of previously recognized depreciation related to the sale of our equity investment in U.S. Well Services, Inc. and the restructure of AGY Holding Corp.

Net increase or decrease in net assets resulting from operations

The net increase or (decrease) in net assets resulting from operations for the years ended December 31, 2022, 2021 and 2020 was approximately $3.5 million, $66.5 million and $(103.9) million, respectively. As compared to the year ended December 31, 2021, the decrease in 2022 is primarily due to a year over year decrease in net realized and unrealized gain (loss) of $72.5 million, partially offset by an increase in net investment income of $9.5 million year over year. As compared to the year ended December 31, 2020, the increase in 2021 is primarily due to an increase in net realized and unrealized gain (loss) of $184.7 million, partially offset by a decrease in net investment income of $14.4 million.

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

Computations for all periods are derived from our consolidated financial statements as follows:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
GAAP Basis:
Net Investment Income	$29,371,122	$19,877,942	$34,223,487
Net Investment Income per share	0.40	0.27	0.49
Addback: GAAP incentive fee (reversal) based on capital gains	(1,544,569)	1,544,569	—
Addback: GAAP incentive fee based on Income net of incentive fee waiver (if any)	3,422,362	170,002	—
Pre-Incentive Fee[1]:
Net Investment Income	$31,248,915	$21,592,513	$34,223,487
Net Investment Income per share	0.43	0.29	0.49
Less: Incremental incentive fee based on Income net of incentive fee waiver (if any)	(3,422,362)	(170,002)	—
As Adjusted[2]:
Net Investment Income	$27,826,553	$21,422,511	$34,223,487
Net Investment Income per share	0.38	0.29	0.49

Pre-Incentive Fee1: Amounts are adjusted to remove all incentive fees (if any).

As Adjusted2: Amounts are adjusted to remove the GAAP accrual (reversal) for incentive fee based on capital gains (if any), and to include only the incremental incentive fee based on income (if any). Adjusted amounts reflect the fact that no incentive fee on capital gains was realized and payable to the Advisor during the years ended December 31, 2022, 2021 and 2020, respectively (see Note 3). Under the Current Management Agreement, incentive fee based on income is calculated for each calendar quarter and may be paid on a quarterly basis if certain thresholds are met.

Financial condition, liquidity and capital resources

During the year ended December 31, 2022, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from dispositions of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the year ended December 31, 2022 was $(24.0) million. Our use of cash from operating activities during the period primarily consisted of $(37.4) million in net purchases of investments, excluding PIK capitalization.

Net cash provided by financing activities for the year ended December 31, 2022 was $20.8 million. Our sources of cash from financing activities consisted of $108.0 million in net debt borrowings under the Credit Facility and $92.0 million from the issuance of our 2025 Private Placement Notes. Our uses of cash consisted of the $(143.7) million repayment of our 2022 Convertible Notes, cash dividends paid to stockholders of $(29.5) million, purchases of treasury stock of $(4.9) million, and payments of debt issuance costs of $(1.2) million.

During the year ended December 31, 2021, we generated operating cash flows primarily from interest and fees received on senior secured loans and other debt securities, as well as from sales of selected portfolio company investments or repayments of principal. Net cash used in operating activities for the year ended December 31, 2021 was $(0.6) million. Our use of cash from operating activities during the period primarily consisted of $(21.6) million in net purchases of investments, excluding PIK capitalization.

Net cash used by financing activities for the year ended December 31, 2021 was $(10.0) million. Our uses of cash from financing activities consisted of cash dividends paid of $(22.3) million, purchases of treasury stock of $(2.2) million, and payment of debt issuance costs of approximately $(0.8) million. Our source of cash from financing activities consisted of $15.2 million in net debt borrowings under the Credit Facility.

In the normal course of business, we may enter into guarantees on behalf of portfolio companies. Under these arrangements, we would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2022 and December 31, 2021. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2022 and December 31, 2021, we were obligated to existing portfolio companies for unfunded commitments of $72.1 million across 51 portfolio companies and $49.4 million across 35 portfolio companies, respectively.

As of December 31, 2022, we have analyzed cash and cash equivalents and availability under our Credit Facility and believe that there is sufficient liquidity to meet all of our obligations, fund unfunded commitments should the need arise, and deploy capital into new and existing portfolio companies.

Contractual obligations

A summary of our significant contractual payment obligations for the repayment of outstanding borrowings at December 31, 2022 is as follows:

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Credit Facility(1)	$162.0	$—	$162.0	$—	$—
2025 Private Placement Notes	92.0	—	92.0	—	—
Interest and Debt Related Payables	0.7	0.7	—	—	—

(1)
At December 31, 2022, $103.0 million remained undrawn under our Credit Facility.

Dividends

Our quarterly dividends, if any, are determined by our Board. Dividends are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We cannot assure stockholders that they will receive any dividends at all or dividends at a particular level. The following table lists the quarterly dividends per share from our common stock since November 2020:

Dividend Amount Per Share Outstanding	Record Date	Payment Date
$0.10	November 18, 2020	December 30, 2020
$0.10	March 17, 2021	April 7, 2021
$0.10	June 16, 2021	July 7, 2021
$0.10	September 15, 2021	October 6, 2021
$0.10	December 16, 2021	January 6, 2022
$0.10	March 17, 2022	April 7, 2022
$0.10	June 16, 2022	July 7, 2022
$0.10	September 15, 2022	October 6, 2022
$0.10	December 16, 2022	January 6, 2023
$0.10	March 16, 2023	April 6, 2023

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

We may, at our discretion, carry forward taxable income in excess of calendar year dividends and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such dividends, we may in the future decide to retain such capital gains for investment. There was no provision for federal excise taxes recorded for the year ended December 31, 2022, 2021 and 2020.

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

The Company estimates the source of its dividends as required by Section 19(a) of the 1940 Act. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, the Company posts a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and its website, as well as sends its registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the dividend are interim estimates based on GAAP that are subject to revision, and the exact character of the dividends for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of dividends for tax purposes. For the $0.10 dividend per share paid on January

6, 2023, the Company noted that $0.10 was sourced from net investment income and there was no return of capital paid based on book income. For Consolidated Statements of Changes in Net Assets, sources of dividends to stockholders will be adjusted on an annual basis, if necessary, and calculated in accordance with federal income tax regulations.

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

On May 13, 2020, the Company's Board adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. This feature of the Plan means that, under certain circumstances, we may issue shares of our common stock at a price below NAV per share, which could cause our stockholders to experience dilution. At the Company's special meeting of stockholders held on May 3, 2022, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval. We may not be able to achieve operating results that will allow us to make dividends at a specific level or to increase the amount of these dividends from time to time. Also, we may be limited in our ability to make dividends due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future debt arrangements.

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

Recent developments

On February 28, 2023, the Company’s Board declared a dividend of $0.10 per share, payable on April 6, 2023 to stockholders of record at the close of business on March 16, 2023.

Notice is hereby given in accordance with Section 23(c) of the 1940 Act that from time to time the Company may purchase shares of its common stock in the open market at prevailing market prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2022, 99% of our yielding debt investments, at fair value, bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. Of those yielding floating rate debt investments, 93% contained an interest rate floor. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Since we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. The Company’s Credit Facility bears interest at variable rates with a reference rate floor of 0.00%, while our 2025 Private Placement Notes were issued in two tranches, consisting of a fixed tranche and variable rate tranche with no floor. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

The following table shows the approximate annual increase (decrease) on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) to our debt portfolio and outstanding borrowings as of December 31, 2022, assuming no changes to our investment and borrowing structure:

	Net Investment Income(1)	Net Investment Income Per Share(1)(2)
Basis Point Change ($ in millions, except per share data)
Up 400 basis points	$14.0	$0.19
Up 300 basis points	$10.5	$0.14
Up 200 basis points	$7.0	$0.10
Up 100 basis points	$3.5	$0.05
Down 100 basis points	$(3.5)	$(0.05)

(1)
Excludes the impact of incentive fees based on income.
(2)
Per share amounts based on weighted average shares outstanding for the most recent quarter.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Blackrock Capital Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Capital Investment Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the consolidated financial highlights (in Note 10) for each of the five years in the period then ended, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investment Valuation — Level 3 Investments — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included bank debt, other corporate debt, and equity, which are valued based on quotations or other affirmative pricing from independent third-party sources, or priced directly by BlackRock Capital Investment Advisors, LLC (the “Advisor”), each of which was determined using quotes and other observable market data to the extent such data are available, but which also required the use of one or more unobservable inputs significant to the valuation taken as a whole. Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The fair value of the Company’s Level 3 investments was $526,938,781 as of December 31, 2022.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation methodologies and to select significant unobservable inputs to estimate the fair value. This required a high degree of audit judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and unobservable inputs.

The accompanying notes are an integral part of these consolidated financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation methodologies and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We evaluated the appropriateness of the selected valuation methodologies used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation methodologies or significant unobservable inputs for those investments from the prior year-end. For selected investments, we used the assistance of our fair value specialists.
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

March 1, 2023

We have served as the Company’s auditor since 2005.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2022	December 31, 2021

Assets
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $569,528,145 and $520,501,274)	$551,686,646	$526,504,945
Non-controlled, affiliated investments (cost of $3,849,638 and $5,027,616)	3,574,438	4,131,978
Controlled investments (cost of $84,922,381 and $89,097,765)	15,228,000	21,927,071
Total investments at fair value (cost of $658,300,164 and $614,626,655)	570,489,084	552,563,994
Cash and cash equivalents	9,531,190	12,750,121
Interest, dividends and fees receivable	5,515,446	3,671,722
Due from broker	1,946,507	—
Deferred debt issuance costs	1,055,117	1,511,418
Receivable for investments sold	12,096	690,550
Prepaid expenses and other assets	510,706	788,469
Total assets	$589,060,146	$571,976,274

Liabilities
Debt (net of deferred issuance costs of $996,839 and $425,272)	$253,003,161	$196,875,330
Dividends payable	7,257,191	7,392,972
Income incentive fees payable (see Note 3)	3,403,349	170,002
Accrued capital gains incentive fees (see Note 3)	—	1,544,569
Management fees payable	2,186,540	2,122,519
Interest Rate Swap at fair value	1,332,299	—
Interest and debt related payables	738,719	601,379
Payable for investments purchased	600,391	11,679,798
Accrued administrative expenses	397,299	384,225
Accrued expenses and other liabilities	1,618,844	1,553,507
Total liabilities	270,537,793	222,324,301

Commitments and contingencies (see Note 9)

Net assets
Common stock, par value $.001 per share, 200,000,000 common shares authorized, 84,481,797 and 84,478,251 issued and 72,571,907 and 73,876,987 outstanding	84,482	84,478
Paid-in capital in excess of par	850,199,351	852,360,178
Distributable earnings (losses)	(458,387,778)	(434,303,297)
Treasury stock at cost, 11,909,890 and 10,601,264 shares held	(73,373,702)	(68,489,386)
Total net assets	318,522,353	349,651,973
Total liabilities and net assets	$589,060,146	$571,976,274

Net assets per share	$4.39	$4.73

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Operations

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$54,387,478	$40,366,030	$31,426,192
Non-controlled, affiliated investments	—	11,867	474,862
Controlled investments	—	718,571	19,794,470
PIK interest income:
Non-controlled, non-affiliated investments	1,138,311	2,092,736	5,026,084
Non-controlled, affiliated investments	456,686	481,800	461,367
Controlled investments	—	—	1,053,664
Dividend income (excluding PIK):
Non-controlled, affiliated investments	—	71,500	—
Controlled investments	—	1,647,661	8,190,499
PIK dividend income:
Non-controlled, non-affiliated investments	319,524	15,177	—
Other income:
Non-controlled, non-affiliated investments	1,633,795	839,678	620,705
Non-controlled, affiliated investments	—	—	(3,055)
Controlled investments	—	—	70,712
Total investment income	57,935,794	46,245,020	67,115,500

Operating expenses
Interest and other debt expenses	13,140,402	11,620,899	15,584,214
Management fees	8,311,686	7,784,188	10,799,832
Incentive fees on income	3,422,362	249,385	6,304,333
Incentive fees on capital gains(1)	(1,544,569)	1,544,569	—
Administrative expenses	1,407,775	1,354,283	1,457,979
Professional fees	836,788	1,100,008	1,964,252
Insurance expense	747,428	809,356	650,432
Director fees	613,750	622,500	652,250
Investment advisor expenses	103,276	350,000	350,000
Other operating expenses	1,525,774	1,011,273	1,433,054
Total expenses, before incentive fee waiver	28,564,672	26,446,461	39,196,346
Incentive fee waiver (see Note 3)	—	(79,383)	(6,304,333)
Total expenses, net of incentive fee waiver	28,564,672	26,367,078	32,892,013

Net investment income(1)	29,371,122	19,877,942	34,223,487

Realized and unrealized gain (loss) on investments, Interest Rate Swap and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	1,196,573	21,408,577	(12,941,524)
Non-controlled, affiliated investments	—	(7,989,591)	(43,851,965)
Controlled investments	—	(32,496,018)	(59,194,744)
Net realized gain (loss)	1,196,573	(19,077,032)	(115,988,233)
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(23,845,171)	20,125,055	(2,123,600)
Non-controlled, affiliated investments	620,438	6,932,957	35,523,356
Controlled investments	(2,523,687)	38,914,666	(55,623,040)
Interest Rate Swap	(1,332,299)	—	—
Foreign currency translation	—	(285,360)	135,427
Net change in unrealized appreciation (depreciation)	(27,080,719)	65,687,318	(22,087,857)
Net realized and unrealized gain (loss)	(25,884,146)	46,610,286	(138,076,090)

Net increase (decrease) in net assets resulting from operations	$3,486,976	$66,488,228	$(103,852,603)

Net investment income per share—basic(1)	$0.40	$0.27	$0.49
Earnings (loss) per share—basic(1)	$0.05	$0.90	$(1.49)
Weighted average shares outstanding—basic	73,314,124	74,153,145	69,801,849
Net investment income per share—diluted(1)(2)	$0.40	$0.27	$0.49
Earnings (loss) per share—diluted(1)(2)	$0.05	$0.83	$(1.49)
Weighted average shares outstanding—diluted	81,042,705	91,146,882	86,795,585
(1)
Net investment income and per share amounts displayed above are net of the accrual (reversal) for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with GAAP for the years ended December 31, 2022 and 2021 (see Note 3).
(2)
For the years ended December 31, 2022 and 2020, the impact of the hypothetical conversion of the 2022 Convertible Notes was antidilutive (see Note 8).

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares Outstanding	Par Amount, Shares Issued	Paid in Capital in Excess of Par	Distributable earnings (loss)	Treasury Stock at Cost	Total Net Assets
Balance at December 31, 2019	68,836,255	$77,861	$849,240,398	$(351,040,023)	$(62,669,255)	$435,608,981
Issuance of common stock - stock distribution and reinvestment	6,616,964	6,617	17,480,411	—	—	17,487,028
Repurchase of common stock	(986,554)	—	—	—	(3,627,604)	(3,627,604)
Net investment income	—	—	—	34,223,487	—	34,223,487
Net realized and unrealized gain (loss)	—	—	—	(138,076,090)	—	(138,076,090)
Dividends to common stockholders, excluding tax return of capital(1)	—	—	—	(21,964,429)	—	(21,964,429)
Tax return of capital	—	—	(8,641,096)	—	—	(8,641,096)
Balance at December 31, 2020	74,466,665	$84,478	$858,079,713	$(476,857,055)	$(66,296,859)	$315,010,277

Repurchase of common stock	(589,678)	—	—	—	(2,192,527)	(2,192,527)
Net investment income	—	—	—	19,877,942	—	19,877,942
Net realized and unrealized gain (loss)	—	—	—	46,610,286	—	46,610,286
Dividends to common stockholders, excluding tax return of capital(1)	—	—	—	(22,084,873)	—	(22,084,873)
Tax return of capital	—	—	(7,569,132)	—	—	(7,569,132)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	1,849,597	(1,849,597)	—	—
Balance at December 31, 2021	73,876,987	$84,478	$852,360,178	$(434,303,297)	$(68,489,386)	$349,651,973

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	—	—	(4,337,631)	3,888,233	—	(449,398)
Issuance of common stock from the conversion of the 2022 Convertible Notes	3,546	4	29,996	—	—	30,000
Repurchase of common stock	(1,308,626)	—	—	—	(4,884,316)	(4,884,316)
Net investment income	—	—	—	29,371,122	—	29,371,122
Net realized and unrealized gain (loss)	—	—	—	(25,884,146)	—	(25,884,146)
Dividends to common stockholders, excluding tax return of capital(1)	—	—	—	(27,571,457)	—	(27,571,457)
Tax return of capital	—	—	(1,741,425)	—	—	(1,741,425)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	3,888,233	(3,888,233)	—	—
Balance at December 31, 2022	72,571,907	$84,482	$850,199,351	$(458,387,778)	$(73,373,702)	$318,522,353

(1) Dividends for annual periods are determined in accordance with federal income tax regulations and there may be differences between book and tax amounts (see Note 2).

(2) See Notes 2 and 4 for further information related to the adoption of ASU 2020-06.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$3,486,976	$66,488,228	$(103,852,603)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(1,196,573)	19,077,032	115,988,233
Net change in unrealized (appreciation) depreciation of investments	25,748,420	(65,972,678)	22,223,284
Net change in unrealized (appreciation) depreciation on Interest Rate Swap	1,332,299	—	—
Net change in unrealized (appreciation) depreciation on foreign currency translation	—	285,360	(135,427)
Interest and dividend income paid in kind	(1,914,521)	(2,589,713)	(6,541,115)
Net amortization of investment discounts and premiums	(3,418,622)	(2,487,926)	(1,300,764)
Amortization of deferred debt issuance costs	1,071,844	1,565,241	1,977,676
Amortization of original issue discount on debt	—	942,208	890,695
Changes in assets and liabilities:
Purchase of investments	(229,891,157)	(272,247,211)	(137,077,906)
Proceeds from disposition of investments	192,448,280	250,607,406	277,596,336
Decrease (increase) in interest, dividends and fees receivable	(1,544,640)	(1,744,206)	3,650,987
Decrease (increase) in due from broker	(1,946,507)	—	—
Decrease (increase) in receivable for investments sold	678,454	4,748,957	(3,568,072)
Decrease (increase) in prepaid expenses and other assets	277,763	(379,112)	(877,792)
Increase (decrease) in payable for investments purchased	(11,079,407)	2,485,881	1,881,417
Increase (decrease) in interest and debt related payables	137,340	98,697	(254,790)
Increase (decrease) in management fees payable	64,021	(190,928)	(937,746)
Increase (decrease) in income incentive fees payable	3,233,347	(1,679,595)	—
Increase (decrease) in accrued capital gains incentive fees	(1,544,569)	1,544,569	—
Increase (decrease) in accrued administrative expenses	13,074	(4,839)	16,657
Increase (decrease) in accrued expenses and other liabilities	65,337	(1,109,062)	958,059
Net cash provided by (used in) operating activities	(23,978,841)	(561,691)	170,637,129

Financing activities
Repayment of 2022 Convertible Notes	(143,720,000)	—	—
Proceeds from issuance of 2025 Private Placement Notes	92,000,000	—	—
Draws on Credit Facility	230,000,000	137,000,000	135,800,000
Repayments of Credit Facility draws	(122,000,000)	(121,800,000)	(271,400,000)
Dividends paid to common stockholders	(29,448,663)	(22,261,033)	(22,755,572)
Repurchase of common shares	(4,884,316)	(2,192,527)	(3,627,604)
Payments of debt issuance costs	(1,187,111)	(767,459)	—
Net cash provided by (used in) financing activities	20,759,910	(10,021,019)	(161,983,176)

Net increase (decrease) in cash and cash equivalents	(3,218,931)	(10,582,710)	8,653,953
Cash and cash equivalents at beginning of period	12,750,121	23,332,831	14,678,878
Cash and cash equivalents at end of period	$9,531,190	$12,750,121	$23,332,831

Supplemental cash flow information
Interest payments	$11,038,096	$8,014,632	$12,322,040
Tax payments	$101,056	$100,050	$108,050
Share issuance — conversion of 2022 Convertible Notes	$30,000	$—	$—
Share issuance — stock distribution and reinvestment	$—	$—	$17,487,028

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments

December 31, 2022

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments
Automobiles
ALCV Purchaser, Inc. (AutoLenders)	First Lien Term Loan	LIBOR(Q)	1.00%	6.75%	11.45%	4/15/2026	$2,301,990	$2,274,343	$2,301,990
ALCV Purchaser, Inc. (AutoLenders)	First Lien Revolver	LIBOR(Q)	1.00%	6.75%	11.39%	4/15/2026	$233,430	231,163	233,430
								2,505,506	2,535,420
Building Products
Porcelain Acquisition Corporation (Paramount)	First Lien Term Loan	LIBOR(Q)	1.00%	5.75%	10.48%	4/30/2027	$2,514,995	2,475,461	2,530,084

Capital Markets
Pico Quantitative Trading, LLC	First Lien Term Loan (1.0% Exit Fee)	SOFR(Q)	1.50%	7.25%	11.98%	2/7/2025	$500,000	489,418	505,000
Pico Quantitative Trading, LLC	First Lien Incremental Term Loan	SOFR(Q)	1.50%	7.25%	11.61%	2/7/2025	$560,228	540,020	560,228
								1,029,438	1,065,228
Commercial Services & Supplies
Kellermeyer Bergensons Services, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	6.00%	10.41%	11/7/2026	$1,584,967	1,576,423	1,423,301
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan A	LIBOR(Q)	1.00%	6.00%	10.41%	11/7/2026	$348,708	346,720	313,140
Kellermeyer Bergensons Services, LLC	First Lien Delayed Draw Term Loan B	LIBOR(Q)	1.00%	6.00%	10.41%	11/7/2026	$482,944	480,224	433,684
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2028	$1,366,200	1,333,250	1,334,367
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.49%	8/23/2028	$357,991	342,382	335,983	N
Pueblo Mechanical and Controls, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2027	$—	(5,182)	(5,128)	N
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Term Loan	LIBOR(Q)	0.75%	7.25%	11.98%	8/31/2029	$2,615,252	2,581,172	2,432,184
Thermostat Purchaser III, Inc. (Reedy Industries)	Second Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	7.25%	11.98%	8/31/2029	$—	(2,797)	(31,327)	N
								6,652,192	6,236,204
Construction & Engineering
CSG Buyer, Inc. (Core States)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$3,275,107	3,209,605	3,157,203
CSG Buyer, Inc. (Core States)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$—	(10,731)	(38,632)	N
CSG Buyer, Inc. (Core States)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	10.84%	3/31/2028	$—	(10,731)	(19,316)	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	11.54%	11/23/2027	$3,565,730	3,482,162	3,448,061
Homerenew Buyer, Inc. (Project Dream)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.50%	11.36%	11/23/2027	$4,900,908	4,795,212	4,684,152	N
Homerenew Buyer, Inc. (Project Dream)	First Lien Revolver	SOFR(M)	1.00%	6.50%	11.12%	11/23/2027	$240,763	224,479	201,038	N
Sunland Asphalt & Construction, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$2,474,828	2,442,580	2,420,381
Sunland Asphalt & Construction, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	11.15%	1/13/2026	$832,161	821,187	813,853
								14,953,763	14,666,740
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$5,193,335	5,068,461	5,037,535
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$—	(20,519)	(51,933)	N
Money Transfer Acquisition Inc.	First Lien Term Loan	SOFR(M)	1.00%	8.25%	12.67%	12/14/2027	$2,594,273	2,542,769	2,542,387
								7,590,711	7,527,989
Containers & Packaging
BW Holding, Inc. (Brook & Whittle)	Second Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.05%	12/14/2029	$4,559,359	4,465,756	4,226,526
PVHC Holding Corp.	First Lien Term Loan	LIBOR(Q)	1.00%	4.75%	9.48%	8/2/2024	$10,178,225	9,299,671	9,771,096
								13,765,427	13,997,622
Distributors
Colony Display LLC	First Lien Term Loan	SOFR(S)	1.00%	9.50%	13.91%	6/30/2026	$2,357,384	2,322,817	2,185,295

Diversified Consumer Services
Elevate Brands OpCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	8.50%	13.23%	3/15/2027	$7,900,096	7,812,573	7,830,210	N
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.78%	9/14/2029	$3,200,924	3,131,854	3,131,144
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.78%	9/15/2027	$—	(5,534)	(5,592)	N
Razor Group GmbH (Germany)	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	9.00%	14.21%	4/30/2025	$12,653,058	12,727,131	12,176,370	H/J/N
Razor Group GmbH (Germany)	First Lien Sr Secured Convertible Term Loan	Fixed	—	3.50% Cash + 3.50% PIK	7.00%	4/30/2025	$1,638,321	1,638,321	1,762,833	D/H/J
SellerX Germany GmbH & Co. Kg (Germany)	First Lien Delayed Draw Term Loan	LIBOR(Q)	1.00%	8.00% Cash + 3.00% PIK	15.73%	11/23/2025	$6,344,642	6,280,873	6,255,561	D/H/J/N
Thras.io, LLC	First Lien Term Loan	LIBOR(S)	1.00%	7.00%	11.17%	12/18/2026	$7,301,869	7,207,747	6,434,771	P
Thras.io, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	7.00%	11.17%	12/18/2026	$3,060,601	2,995,971	2,373,093	P/N

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2022

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Whele LLC (Perch)	First Lien Incremental Term Loan	SOFR(M)	1.00%	8.50% Cash + 3.00% PIK	16.20%	10/15/2025	$6,531,157	$6,564,537	$6,067,445	D
								48,353,473	46,025,835
Diversified Financial Services
2-10 Holdco, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.00%	10.42%	3/26/2026	$6,538,915	6,451,642	6,452,601
2-10 Holdco, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.00%	10.42%	3/26/2026	$—	(3,117)	(3,171)	N
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$5,356,151	5,240,066	5,216,891
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.08%	8/29/2029	$—	1,316	(7,017)	N
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$—	(12,562)	(15,203)	N
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.83%	8/31/2028	$—	(9,941)	(12,162)	N
Callodine Commercial Finance, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	9.00%	13.73%	11/3/2025	$25,000,000	25,000,000	24,775,000
Callodine Commercial Finance, LLC	Subordinated Debt	SOFR(M)	0.25%	8.50%	13.14%	10/8/2027	$5,000,000	5,000,000	4,930,000	S
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$7,104,830	6,969,338	6,897,369
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$—	(18,625)	(57,773)	N
Gordon Brothers Finance Company	Unsecured Debt	LIBOR(M)	1.00%	11.00%	17.38%	10/31/2021	$37,686,148	37,686,148	15,228,000	G/R/T
Libra Solutions Intermediate Holdco, LLC et al (fka Oasis Financial, LLC)	Second Lien Term Loan	SOFR(M)	1.00%	8.50%	12.93%	7/5/2026	$5,000,000	4,929,099	4,870,000
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.00%	10.44%	10/4/2027	$3,475,919	3,453,599	3,298,870	N
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(S)	1.00%	6.00%	10.44%	10/4/2027	$—	(1,849)	(10,098)	N
Worldremit Group Limited (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	LIBOR(Q)	1.00%	9.25%	13.91%	2/11/2025	$11,300,000	11,160,087	11,085,300	H/J
								105,845,201	82,648,607
Electrical Equipment
Advanced Lighting Technologies, LLC	Second Lien Sr Secured Notes	LIBOR(M)	2.00%	16.00% PIK + 6.00% Cash	28.33%	3/16/2027	$2,362,743	935,927	708,823	D/I/R/T

Health Care Equipment & Supplies
Zest Acquisition Corp.	Second Lien Term Loan	LIBOR(M)	1.00%	7.00%	11.39%	3/14/2026	$15,000,000	14,930,552	14,025,000	P

Health Care Providers & Services
INH Buyer, Inc. (IMS Health)	First Lien Term Loan (1.5% Exit Fee)	SOFR(Q)	1.00%	3.50% Cash + 3.50% PIK	11.68%	6/28/2028	$2,703,036	2,657,008	2,121,343	D
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.18%	8/19/2027	$341,602	338,323	335,658
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(M)	1.00%	6.50%	10.87%	8/19/2027	$6,250	5,958	5,706	N
Outcomes Group Holdings, Inc.	Second Lien Term Loan	LIBOR(Q)	—	7.50%	12.23%	10/26/2026	$5,769,231	5,762,481	5,480,769
Outcomes Group Holdings, Inc.	Second Lien Term Loan	SOFR(Q)	0.50%	7.50%	12.05%	10/26/2026	$3,538,462	3,491,614	3,361,538
PHC Buyer, LLC (Patriot Home Care)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$3,798,739	3,729,472	3,677,559
PHC Buyer, LLC (Patriot Home Care)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	10.70%	5/4/2028	$—	(11,384)	(46,396)	N
Team Services Group, LLC	Second Lien Term Loan	LIBOR(S)	1.00%	9.00%	13.93%	11/13/2028	$6,554,543	6,393,439	6,161,270
								22,366,911	21,097,447
Health Care Technology
Appriss Health, LLC (PatientPing)	First Lien Term Loan	LIBOR(M)	1.00%	7.25%	11.54%	5/6/2027	$2,868,709	2,826,856	2,710,930
Appriss Health, LLC (PatientPing)	First Lien Revolver	LIBOR(M)	1.00%	7.25%	11.54%	5/6/2027	$—	(2,786)	(10,545)	N
CareATC, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	7.25%	11.99%	3/14/2024	$7,664,445	7,608,680	7,541,813
CareATC, Inc.	First Lien Revolver	LIBOR(S)	1.00%	7.25%	9.73%	3/14/2024	$338,074	336,302	332,665
ESO Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.59%	5/3/2027	$8,380,593	8,238,137	8,045,370
ESO Solutions, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	11.59%	5/3/2027	$—	(8,938)	(24,651)	N
Gainwell Acquisition Corp.	Second Lien Term Loan	LIBOR(Q)	1.00%	8.00%	11.74%	10/2/2028	$2,016,737	2,008,293	1,899,767
Sandata Technologies, LLC	First Lien Term Loan	LIBOR(Q)	—	6.00%	10.75%	7/23/2024	$4,500,000	4,476,424	4,396,500
Sandata Technologies, LLC	First Lien Revolver	LIBOR(Q)	—	6.00%	10.29%	7/23/2024	$500,000	497,481	488,500
								25,980,449	25,380,349
Hotels, Restaurants & Leisure
OCM Luxembourg Baccarat Bidco S.A.R.L. (Interblock) (Slovenia)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.68%	6/3/2027	$5,234,481	5,139,378	5,098,385	H/J
OCM Luxembourg Baccarat Bidco S.A.R.L. (Interblock) (Slovenia)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.68%	6/3/2027	$—	(7,430)	(10,915)	H/J/N
								5,131,948	5,087,470
Insurance
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2029	$4,121,752	4,043,233	3,952,760
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$686,959	670,390	644,711	N
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2028	$—	(9,728)	(21,124)	N

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2022

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$5,167,753	$5,078,283	$5,126,411
Integrity Marketing Acquisition, LLC	First Lien Incremental Revolver	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$—	(396,355)	(41,342)	N
IT Parent, LLC (Insurance Technologies)	First Lien Term Loan	LIBOR(M)	1.00%	6.25%	10.63%	10/1/2026	$1,933,651	1,907,627	1,807,963
IT Parent, LLC (Insurance Technologies)	First Lien Revolver	LIBOR(M)/PRIME	1.00%	6.25%	11.21%	10/1/2026	$183,333	180,108	167,083	N/U
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(S)	0.75%	6.00%	11.12%	11/1/2028	$852,379	840,617	814,022
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	6.00%	11.11%	11/1/2028	$1,859,529	1,833,303	1,763,340	N
								14,147,478	14,213,824
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	PRIME	0.75%	5.25%	12.25%	12/29/2027	$2,225,715	2,072,848	2,072,141
Syndigo, LLC	Second Lien Term Loan	LIBOR(S)	0.75%	8.00%	13.21%	12/14/2028	$4,673,472	4,617,397	3,598,574
								6,690,245	5,670,715
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.86%	8/22/2027	$1,938,957	1,920,501	1,911,811
Astra Acquisition Corp. (Anthology)	Second Lien Term Loan	LIBOR(M)	0.75%	8.88%	13.26%	10/25/2029	$7,164,842	7,034,117	6,376,709
Gympass US, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.00% Cash + 4.00% PIK	12.77%	7/8/2027	$1,922,747	1,905,105	1,890,061	D
InMoment, Inc.	First Lien Term Loan	SOFR(S)	0.75%	5.00% Cash + 2.50% PIK	11.58%	6/8/2028	$11,460,476	11,247,733	11,195,739	D
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$667,101	600,391	620,404	P
Magenta Buyer, LLC (McAfee)	Second Lien Term Loan	LIBOR(Q)	0.75%	8.25%	12.67%	7/27/2029	$7,000,000	6,913,061	5,483,310	P
Persado, Inc.	First Lien Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	11.12%	6/10/2027	$5,830,726	5,754,713	5,518,783
Persado, Inc.	First Lien Delayed Draw Term Loan (6.575% Exit Fee)	SOFR(M)	1.80%	7.00%	11.12%	6/10/2027	$1,562,500	1,552,329	1,111,570	N
Pluralsight, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	8.00%	11.83%	4/6/2027	$12,069,635	11,881,653	11,598,919
Pluralsight, Inc.	First Lien Revolver	LIBOR(M)	1.00%	8.00%	12.36%	4/6/2027	$465,183	451,936	428,899	N
Quartz Holding Company (Quick Base)	Second Lien Term Loan	LIBOR(M)	—	8.00%	12.38%	4/2/2027	$5,512,958	5,446,114	5,358,595
Reveal Data Corporation et al	First Lien FILO Term Loan	SOFR(S)	1.00%	6.50%	9.92%	3/9/2028	$2,814,549	2,752,981	2,721,951
Sailpoint Technologies Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.58%	8/16/2029	$4,111,714	4,031,739	3,987,129
Sailpoint Technologies Holdings, Inc.	First Lien Revolver	SOFR(M)	0.75%	6.25%	10.58%	8/16/2028	$—	(6,262)	(9,712)	N
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.50% PIK	11.46%	1/24/2028	$3,845,195	3,774,506	3,736,760	D/H/J
Suited Connector, LLC	First Lien Term Loan	LIBOR(S)	1.00%	6.00%	10.92%	12/1/2027	$1,396,023	1,371,786	1,119,610
Suited Connector, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.00%	6.00%	10.92%	12/1/2027	$—	(2,185)	(67,500)	N
Suited Connector, LLC	First Lien Revolver	LIBOR(S)	1.00%	6.00%	10.98%	12/1/2027	$227,273	223,453	182,273
								66,853,671	63,165,311
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$2,250,000	2,194,940	2,182,500
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$—	(5,443)	(6,750)	N
Ensono, Inc.	Second Lien Term Loan B	LIBOR(S)	—	8.00%	13.15%	5/28/2029	$5,000,000	4,958,482	4,625,000
Idera, Inc.	Second Lien Term Loan	LIBOR(Q)	0.75%	6.75%	10.50%	2/4/2029	$2,867,296	2,849,793	2,351,183
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.58%	12/29/2028	$5,008,771	4,858,604	4,858,508
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	11.58%	12/30/2027	$—	(10,784)	(10,784)	N
								14,845,592	13,999,657
Leisure Products
Peloton Interactive, Inc.	First Lien Term Loan	SOFR(S)	0.50%	7.00%	11.76%	5/25/2027	$2,631,567	2,542,648	2,581,119	J/P

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$2,202,309	2,125,543	2,125,229
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$—	(6,392)	(6,423)	N
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$—	(10,228)	(10,277)	N
								2,108,923	2,108,529
Machinery
Sonny's Enterprises, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.99%	8/5/2026	$1,430,193	1,409,814	1,444,495
Sonny's Enterprises, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	10.99%	8/5/2026	$3,855,495	3,801,066	3,894,050
								5,210,880	5,338,545

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2022

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Media
NEP II, Inc.	Second Lien Term Loan	LIBOR(M)	—	7.00%	11.38%	10/19/2026	$3,131,760	$2,921,510	$2,274,441	P
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$379,050	374,456	361,614
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$—	(1,460)	(5,520)	N
Terraboost Media Operating Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	8.14%	8/23/2026	$3,601,472	3,540,585	3,338,564
								6,835,091	5,969,099
Metals & Mining
Kemmerer Operations, LLC (WMLP)	First Lien Term Loan	Fixed	—	15.00% PIK	15.00%	6/21/2023	$1,956,190	1,956,190	1,956,190	D/F/N

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$10,063,709	9,866,133	9,579,644
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(Q)	1.00%	5.50%	9.76%	11/30/2026	$—	(16,709)	(32,229)	N
								9,849,424	9,547,415
Professional Services
DTI Holdco, Inc. (Epiq Systems, Inc.)	Second Lien Term Loan	SOFR(Q)	0.75%	7.75%	11.84%	4/26/2030	$5,007,465	4,913,512	4,586,000	P
GI Consilio Parent, LLC	Second Lien Term Loan	LIBOR(M)	0.50%	7.50%	11.88%	5/14/2029	$5,000,000	4,959,969	4,795,000
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	11.52%	8/18/2028	$11,060,029	10,873,218	10,640,854	D
ICIMS, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.38% Cash + 3.88% PIK	11.52%	8/18/2028	$—	—	(111,339)	D/N
ICIMS, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.75%	11.02%	8/18/2028	$—	(17,307)	(39,921)	N
JobandTalent USA, Inc. (United Kingdom)	First Lien Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.19%	2/17/2025	$9,892,491	9,759,102	9,655,071	H/J
JobandTalent USA, Inc. (United Kingdom)	First Lien Delayed Draw Term Loan (3.0% Exit Fee)	SOFR(M)	1.00%	8.75%	13.19%	2/17/2025	$5,300,000	5,234,978	5,172,800	H/J
RigUp, Inc.	First Lien Delayed Draw Term Loan (4.0% Exit Fee)	LIBOR(M)	1.50%	7.00%	11.81%	3/1/2024	$500,000	496,559	492,500
TLE Holdings, LLC	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	9.88%	6/28/2024	$3,820,368	3,583,613	3,658,003
TLE Holdings, LLC	First Lien Delayed Draw Term Loan	LIBOR(M)	1.00%	5.50%	9.88%	6/28/2024	$977,931	917,326	936,369
VT TopCo, Inc. (Veritext)	Second Lien Term Loan	LIBOR(M)	0.75%	6.75%	11.13%	8/4/2026	$1,064,655	1,059,229	1,019,407
								41,780,199	40,804,744
Real Estate Management & Development
Greystone Affordable Housing Initiatives, LLC	First Lien Delayed Draw Term Loan	LIBOR(S)	1.25%	6.00%	9.05%	3/2/2026	$1,866,667	1,866,667	1,844,267	J
Greystone Select Company II, LLC (Passco)	First Lien Term Loan	SOFR(M)	1.50%	6.50%	10.94%	3/21/2027	$4,661,332	4,576,784	4,577,428
Greystone Select Company II, LLC (Passco)	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	6.50%	10.94%	3/21/2027	$—	20,817	(121,195)	N
								6,464,268	6,300,500
Road & Rail
Motive Technologies, Inc. (fka Keep Truckin, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	11.03%	4/8/2025	$15,000,000	14,848,983	14,895,000

Semiconductors & Semiconductor Equipment
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Term Loan	SOFR(M)	1.00%	6.25%	10.67%	12/29/2027	$1,899,037	1,865,593	1,785,095	P
Emerald Technologies (U.S.) AcquisitionCo, Inc	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.42%	12/29/2026	$330,137	249,986	268,505	N
								2,115,579	2,053,600
Software
Aerospike, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.50%	11.88%	12/29/2025	$2,416,867	2,397,971	2,375,297
AlphaSense, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.44%	3/11/2027	$8,673,018	8,592,729	8,594,961
Aras Corporation	First Lien Term Loan	LIBOR(Q)	1.00%	3.25% Cash + 3.75% PIK	10.94%	4/13/2027	$4,442,604	4,383,120	4,273,786	D
Aras Corporation	First Lien Revolver	LIBOR(S)	1.00%	6.50%	9.50%	4/13/2027	$102,381	97,919	90,710	N
Backoffice Associates Holdings, LLC (Syniti)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.00%	4/30/2026	$4,949,797	4,845,184	4,816,153
Backoffice Associates Holdings, LLC (Syniti)	First Lien Revolver	PRIME	1.00%	6.75%	14.25%	4/30/2026	$519,073	505,266	501,333	N
Bluefin Holding, LLC (BlackMountain)	Second Lien Term Loan	LIBOR(Q)	—	7.75%	12.48%	9/3/2027	$4,809,535	4,762,954	4,756,630
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$2,833,333	2,798,816	2,746,350
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$54,686	53,168	46,158	N
Bonterra LLC (fka CyberGrants Holdings, LLC)	First Lien Revolver	LIBOR(Q)	0.75%	6.25%	10.98%	9/8/2027	$103,311	100,015	94,783	N
Elastic Path Software Inc. (Canada)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.37%	1/6/2026	$1,893,754	1,878,821	1,875,195	H/J

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2022

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Elastic Path Software Inc. (Canada)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.12%	1/6/2026	$961,395	$952,144	$951,973	H/J
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.25% Cash + 3.75% PIK	11.40%	8/30/2028	$362,133	354,405	349,821	D
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.50%	10.90%	8/30/2028	$—	(762)	(1,220)	N
Grey Orange Incorporated	First Lien Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	12.23%	5/6/2026	$1,539,384	1,525,409	1,520,757
Grey Orange Incorporated	First Lien Delayed Draw Term Loan (3.75% Exit Fee)	SOFR(Q)	1.00%	7.25%	11.55%	5/6/2026	$923,630	910,497	905,004	N
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.46%	7/9/2029	$1,958,707	1,922,412	1,896,028	D
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.40%	7/9/2029	$1,513,252	1,484,207	1,464,827	D
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.83%	7/9/2029	$—	(6,532)	(11,160)	N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Term Loan	LIBOR(M)/SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.34%	12/17/2027	$1,837,108	1,796,699	1,781,995	D/U
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.00% Cash + 3.00% PIK	10.28%	12/17/2027	$—	(1,748)	(8,000)	D/N
Integrate.com, Inc. (Infinity Data, Inc.)	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.28%	12/17/2027	$—	(2,208)	(4,000)	N
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/5/2028	$7,017,052	6,847,683	6,779,876
Kaseya Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$7,444,189	7,337,399	7,220,864
Kaseya Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$—	(3,158)	(13,651)	N
Kaseya Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.75%	10.33%	6/25/2029	$—	(6,318)	(13,651)	N
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	12.99%	11/1/2027	$2,100,294	2,058,551	2,058,288	D
Nvest, Inc. (SigFig)	First Lien Term Loan	SOFR(S)	1.00%	7.50%	11.49%	9/15/2025	$2,349,466	2,318,584	2,289,789
Oversight Systems, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	7.00%	11.38%	9/24/2026	$1,543,315	1,519,175	1,481,582
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.50% PIK	10.71%	5/9/2028	$5,645,032	5,541,077	5,477,375	D/H/J
SEP Eiger BidCo Ltd. (Beqom) (Switzerland)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	10.71%	5/9/2028	$—	(10,516)	(17,476)	H/J/N
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Term Loan	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.25%	3/31/2027	$3,799,349	3,742,283	3,730,961	D/H/J
SEP Raptor Acquisition, Inc. (Loopio) (Canada)	First Lien Revolver	LIBOR(Q)	1.00%	4.50% Cash + 3.00% PIK	12.25%	3/31/2027	$—	(5,816)	(7,373)	D/H/J/N
Superman Holdings, LLC (Foundation Software)	First Lien Term Loan	LIBOR(Q)	1.00%	6.13%	10.85%	8/31/2027	$4,616,646	4,536,715	4,538,163
Superman Holdings, LLC (Foundation Software)	First Lien Revolver	LIBOR(Q)	1.00%	6.13%	10.85%	8/31/2026	$—	(5,050)	(5,601)	N
Syntellis Parent, LLC (Axiom Software)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	10.82%	8/2/2027	$7,652,145	7,502,382	7,422,580
Zendesk, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$5,190,354	5,086,883	5,086,547
Zendesk, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$—	(12,739)	(25,952)	N
Zendesk, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$—	(10,499)	(10,686)	N
Zilliant Incorporated	First Lien Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	10.85%	12/21/2027	$1,550,239	1,524,752	1,454,124	D
Zilliant Incorporated	First Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	2.00% Cash + 4.50% PIK	10.85%	12/21/2027	$—	(2,442)	(22,963)	D/N
Zilliant Incorporated	First Lien Revolver	LIBOR(M)	0.75%	6.00%	10.35%	12/21/2027	$—	(2,458)	(9,185)	N
								87,306,974	86,430,992
Specialty Retail
Calceus Acquisition, Inc. (Cole Haan)	First Lien Term Loan B	LIBOR(Q)	—	5.50%	10.23%	2/12/2025	$3,678,280	3,399,559	3,387,070	P
Calceus Acquisition, Inc. (Cole Haan)	First Lien Sr Secured Notes	Fixed	—	9.75%	9.75%	2/19/2025	$1,000,000	984,665	916,000
Hanna Andersson, LLC	First Lien Term Loan	LIBOR(M)	1.00%	6.00%	10.29%	7/2/2026	$7,147,915	7,040,248	6,811,963
								11,424,472	11,115,033
Technology Hardware, Storage & Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.00%	11.68%	2/17/2026	$10,842,857	10,679,921	10,452,514	H/J

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2022

Issuer(O/Q)	Instrument	Ref(E)	Floor	Spread	Total Coupon	Maturity	Principal	Cost(A)	Fair Value(B)	Notes
Debt Investments - Continued
Textiles, Apparel & Luxury Goods
James Perse Enterprises, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.93%	9/8/2027	$9,862,348	$9,737,884	$9,826,843
James Perse Enterprises, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.93%	9/8/2027	$—	(18,354)	(5,301)	N
								9,719,530	9,821,542
Trading Companies & Distributors
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Term Loan	LIBOR(M)	0.75%	7.50%	11.88%	4/8/2027	$3,539,347	3,480,055	3,391,402
Blackbird Purchaser, Inc. (Ohio Transmission Corp.)	Second Lien Delayed Draw Term Loan	LIBOR(M)	0.75%	7.50%	11.88%	4/8/2027	$—	(7,181)	(49,315)	N
								3,472,874	3,342,087
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	LIBOR(Q)	0.75%	6.25%	10.98%	9/17/2026	$4,937,500	4,841,489	4,781,475	H/J

Total Debt Investments - 175.9% of Net Assets								598,534,207	560,266,004

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2022

Issuer(O/Q)	Instrument	Total Coupon	Expiration	Shares	Cost(A)	Fair Value(B)	Notes
Equity Securities
Capital Markets
Marsico Holdings, LLC	Limited Partnership/Limited Liability Company Interests			91,445	$1,848,077	$—	C/I
Pico Quantitative Trading Holdings, LLC	Warrants to Purchase Membership Units		2/7/2030	162	14,804	38,478	C/I
					1,862,881	38,478
Chemicals
AGY Equity, LLC	Class A Preferred Stock			4,195,600	1,139,597	—	C/F/I
AGY Equity, LLC	Class B Preferred Stock			2,936,920	—	—	C/F/I
AGY Equity, LLC	Class C Common Stock			2,307,580	—	—	C/F/I
					1,139,597	—
Diversified Consumer Services
Elevate Brands Holdco Inc.	Warrants to Purchase Common Stock		3/14/2032	66,428	—	31,965	C/I
Elevate Brands Holdco Inc.	Warrants to Purchase Preferred Stock		3/14/2032	33,214	—	25,645	C/I
MXP Prime Platform GmbH (SellerX) (Germany)	Warrants to Purchase Preferred Series B Shares		11/23/2028	48	—	97,941	C/H/I/J
PerchHQ LLC	Warrants to Purchase Common Stock		10/15/2027	45,283	—	252,226	C/I/L
Razor Group GmbH (Germany)	Warrants to Purchase Preferred Series A1 Shares		4/28/2028	182	—	702,914	C/H/I/J
Razor Group GmbH (Germany)	Warrants to Purchase Series C Shares		4/28/2028	56	—	320,504	C/H/I/J
					—	1,431,195
Diversified Financial Services
Gordon Brothers Finance Company	Common Stock			10,612	10,611,548	—	C/G
Gordon Brothers Finance Company	Preferred Stock	13.50%		34,285	36,624,685	—	C/G/R
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series D Stock		2/11/2031	7,662	—	183,658	C/H/I/J
Worldremit Group Limited (United Kingdom)	Warrants to Purchase Series E Stock		8/27/2031	508	—	3,678	C/H/I/J
					47,236,233	187,336
Household Durables
Stitch Holdings, L.P.	Limited Partnership/Limited Liability Company Interests			5,910	5,909,910	4,373,400	C/I

Internet Software & Services
FinancialForce.com, Inc.	Warrants to Purchase Series C Preferred Stock		1/30/2029	450,000	100,544	211,350	C/I

Media
MBS Parent, LLC	Limited Partnership/Limited Liability Company Interests			546	—	—	C/M

Metals & Mining
Kemmerer Holdings, LLC (WMLP)	Limited Partnership/Limited Liability Company Interests			8	753,851	1,618,248	C/F/K

Oil, Gas & Consumable Fuels
TER Management Resources, LLC (fka ETX Energy Management Company, LLC)	Limited Partnership/Limited Liability Company Interests			53,815	—	—	C
Trailblazer Energy Resources, LLC (fka ETX Energy, LLC)	Limited Partnership/Limited Liability Company Interests			51,119	—	—	C/L
					—	—
Software
Grey Orange International Inc.	Warrants to Purchase Common Stock		5/6/2032	2,087	—	8,849	C/I

Trading Companies & Distributors
Blackbird Holdco, Inc. (Ohio Transmission Corp.)	Preferred Stock	12.50% PIK		2,478	2,762,941	2,354,224	D/I

Total Equity Securities - 3.2% of Net Assets					59,765,957	10,223,080

Total Investments - 179.1% of Net Assets					$658,300,164	$570,489,084

Cash and Cash Equivalents - 3.0% of Net Assets						$9,531,190

Total Cash and Investments - 182.1% of Net Assets						$580,020,274

	Interest Rate Swap as of December 31, 2022(V)
	Company Receives Fixed	Company Pays Floating	Counterparty	Maturity Date	Payment Frequency	Notional Amount	Fair Value
Interest Rate Swap	2.633%	1 Day SOFR	CME	6/9/2025	Annual	$35,000,000	$(1,332,299)

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2022

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
(C)
Non-income producing equity securities at December 31, 2022.
(D)
Interest may be paid in cash or payment-in-kind (“PIK”), or a combination thereof which is generally at the option of the borrower. PIK earned is included in the cost basis of the security. In accordance with the Company’s policy, PIK is recorded on an effective interest method.
(E)
Approximately 99.2% of the fair value of total senior secured loans in the Company’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”, at the borrower’s option. In addition, 94.2% of the fair value of such senior secured loans have floors of 0.50% to 1.80%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2022 of all contracts within the specified loan facility. LIBOR and SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(I)
Security is either exempt from registration under Rule 144A of the Securities Act of 1933 (the “Securities Act”), or sale of the security is subject to certain contractual restrictions. Securities that are exempt from registration under 144A may be resold in transactions, normally to qualified institutional buyers. In aggregate, these securities represent 2.9% of the Company’s net assets at December 31, 2022. The acquisition dates for restricted securities of unaffiliated issuers were as follows as of December 31, 2022:

Investment	Initial Acquisition Date
Marsico Holdings, LLC, Limited Partnership/Limited Liability Company Interests	11/28/2007
FinancialForce.com, Warrants to Purchase Series C Preferred Stock	1/30/2019
Pico Quantitative Trading Holdings, LLC, Warrants to Purchase Membership Units	2/7/2020
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series D Stock	2/11/2021
Advanced Lighting Technologies, LLC, Senior Secured Notes	3/16/2021
Razor Group GmbH (Germany), Warrants to Purchase Preferred Series A1 Shares	4/28/2021
Stitch Holdings, L.P., Limited Partnership Interests	7/30/2021
Worldremit Group Limited (United Kingdom), Warrants to Purchase Series E Stock	8/27/2021
MXP Prime Platform GmbH (SellerX) (Germany), Warrants to Purchase Preferred Series B Shares	11/23/2021
Blackbird Holdco, Inc. (Ohio Transmission Corp.), Preferred Stock	12/14/2021
Elevate Brands Holdco Inc., Warrants to Purchase Common Stock	3/14/2022
Elevate Brands Holdco Inc., Warrants to Purchase Preferred Stock	3/14/2022
Grey Orange International Inc., Warrants to Purchase Common Stock	5/6/2022
PerchHQ LLC, Warrants to Purchase Common Stock	9/30/2022
Razor Group GmbH (Germany), Warrants to Purchase Series C Shares	12/23/2022

(J)
Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. The status of these assets under the 1940 Act may be subject to change. The Company monitors the status of these assets on an ongoing basis. As of December 31, 2022, approximately 15.0% of the total assets of the Company were not qualifying assets under Section 55(a) of the 1940 Act.
(K)
The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of 5% or more (but not more than 25%) of the voting securities of Kemmerer Operations, LLC and thus non-controlled, affiliated investments.
(L)
The Company is the sole stockholder of BKC ASW Blocker, Inc., a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of Trailblazer Energy Resources, LLC (fka ETX Energy, LLC) and PerchHQ LLC and thus non-controlled, non-affiliated investments.
(M)
The Company is the sole stockholder of BCIC-MBS, LLC, a consolidated subsidiary, which is the beneficiary of less than 5% of the voting securities of MBS Parent, LLC and thus a non-controlled, non-affiliated investment.
(N)
Position or associated portfolio company thereof has an unfunded commitment as of December 31, 2022 (see Note 9). Note that there may be additional unfunded positions which do not have a funded component at period end, and therefore are not displayed herein. Any negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(O)
Unless otherwise indicated, all investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(P)
Investments are considered other than Level 3 in accordance with ASC Topic 820 (see Note 2).
(Q)
As of December 31, 2022, the Company generally uses Global Industry Classification Standard (“GICS”) codes to identify the industry groupings. This information is unaudited.
(R)
The investment is on non-accrual status as of December 31, 2022 and therefore non-income producing. At December 31, 2022, the aggregate fair value and amortized cost of the Company’s debt and preferred stock investments on non-accrual status represents 2.8% and 11.8% of the Company's debt and preferred stock investments at fair value and amortized cost, respectively.
(S)
This investment will have a first lien security interest after the senior tranches are repaid.
(T)
Total coupon includes default interest of 2.00%.
(U)
Portions of the loan bear interest using a combination of LIBOR, SOFR, and/or the Prime rate. The total coupon represents the weighted average interest rate at December 31, 2022 of all contracts within the loan facility.
(V)
Refer to Notes 2 and 4 for additional information on the Company’s Interest Rate Swap.

The accompanying notes are an integral part of these consolidated financial statements.

BlackRock Capital Investment Corporation

Consolidated Schedules of Investments—(Continued)

December 31, 2022

Non-Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2021	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2022
AGY Equity, LLC:
Class A Preferred Stock	$—	$251,736	$—	$(251,736)	$—	$—	$—
Class B Preferred Stock	—	—	—	—	—	—	—
Class C Common Stock	—	—	—	—	—	—	—
Kemmerer Operations, LLC (WMLP):
Senior Secured Loan, First Lien	455,516	3,091,618	—	—	346,256	(1,481,684)	1,956,190
Delayed Draw Term Loan, First Lien	1,170	42,550	—	—	1,188	(43,738)	—
Kemmerer Holdings, LLC (WMLP):
Limited Liability Co. Interest	—	746,074	—	872,174	—	—	1,618,248
Totals	$456,686	$4,131,978	$—	$620,438	$347,444	$(1,525,422)	$3,574,438

(1)
The issuers of the securities listed on this schedule are considered non-controlled, affiliated investments under the 1940 Act due to the ownership by the Company of 5% to 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the year ended December 31, 2022. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include new purchases, PIK income and amortization of original issue and market discounts, and the movement of an existing portfolio company into this category from a different category for the year ended December 31, 2022.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the year ended December 31, 2022.

The aggregate fair value of non-controlled, affiliated investments at December 31, 2022 represents 1.1% of the Company’s net assets.

Controlled Affiliate Security(1)	Dividends and interest income(2)	Fair Value at December 31, 2021	Net realized gain (loss)(2)	Net increase or decrease in unrealized appreciation or depreciation(2)	Acquisitions(3)	Dispositions(4)	Fair Value at December 31, 2022
Gordon Brothers Finance Company:
Unsecured Debt	$—	$21,927,071	$—	$(2,523,687)	$—	$(4,175,384)	$15,228,000
Preferred Stock	—	—	—	—	—	—	—
Common Stock	—	—	—	—	—	—	—
Totals	$—	$21,927,071	$—	$(2,523,687)	$—	$(4,175,384)	$15,228,000

(1)
The issuers of securities listed on this schedule are considered controlled affiliates under the 1940 Act due to the ownership by the Company of more than 25% of the issuers’ voting securities.
(2)
Amounts reported above are for the year ended December 31, 2022. Dividends and interest income also includes fee income as applicable.
(3)
Acquisitions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category for the year ended December 31, 2022.
(4)
Dispositions include decreases in the cost basis of investments, net of realized gain or loss, resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category for the year ended December 31, 2022.

The aggregate fair value of controlled investments at December 31, 2022 represents 4.8% of the Company’s net assets.

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

Investments are recorded at fair value based upon the principles and methods of valuation set forth in the Valuation Designee's policies and procedures adopted for the Company by the Board and the Valuation Designee. Securities traded on a recognized securities exchange are valued using the close price on the exchange on valuation date. Investments for which market prices from an exchange are not readily available are valued using the last available bid price or quote provided by an independent pricing service or one or more broker-dealers or market makers, unless they are deemed not to represent fair value. Debt and equity securities for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued at fair value as determined in good faith by or under the direction of the Company’s Valuation Designee.

Because the Company expects that there will not be a readily available market for all of the investments in its portfolio, the Company expects to value a significant portion of its portfolio investments at fair value as determined in good faith by or under the direction of the Valuation Designee using a consistently applied valuation process in accordance with documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee"). Due to the inherent uncertainty and subjectivity of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from the values that the Company may ultimately realize, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, cyclical, geopolitical and other events and conditions such as the COVID-19 pandemic and the Russian military invasion of Ukraine, rising interest rates and risks related to inflation and credit risk (see Item 1A. Risk Factors), that may significantly impact the profitability or viability of businesses in which the Company is invested, and therefore may significantly impact the return on and realizability of the Company’s investments.

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

Those investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued generally utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in determining the fair value of its investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, (e.g. non-performance risk), its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the Company’s principal market (as the reporting entity), any bid for a Company asset (irrespective of the perceived validity of such bid), and enterprise values. For positions acquired during the current quarter, the Valuation Designee generally believes that cost will approximate fair value. As such, an independent valuation, in certain cases, may not be obtained until the quarter-end after the quarter the investment is acquired in.

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

At December 31, 2022, the Company’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Other Corporate Debt(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	43,550,303	—	—	43,550,303
3	Valuation sources that employ significant unobservable inputs	494,932,878	21,782,823	10,223,080	526,938,781
Total		$538,483,181	$21,782,823	$10,223,080	$570,489,084

(1)
Includes senior secured loans.
(2)
Includes senior secured notes, unsecured debt and subordinated debt.
(3)
For example, quoted prices in inactive markets or quotes for comparable investments.

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$450,067,848	Income approach	Discount rate	12.9% - 13.7% (13.3%)
	43,102,197	Market quotations	Indicative bid/ask quotes	1 (1)
	1,762,833	Option Pricing Model	Implied volatility	60.0% - 70.0% (65.0%)
			Term	1.8 years - 2.8 years (2.3 years)
Other Corporate Debt	21,074,000	Income approach	Discount rate	13.6% - 15.1% (14.3%)
	708,823	Market comparable companies	Revenue multiples	0.1x - 0.2x (0.2x)
Equity	1,586,504	Option Pricing Model	EBITDA/Revenue multiples	3.6x - 3.9x (3.8x)
			Implied volatility	58.2% - 68.2% (63.2%)
			Term	1.8 years - 2.9 years (2.4 years)
	4,373,400	Market comparable companies	EBITDA multiples	5.8x - 6.8x (6.3x)
	3,972,472	Income approach	Discount rate	20.3% - 32.8% (24.6%)
	290,704	Market comparable companies	Revenue multiples	2.1x - 2.3x (2.2x)
$526,938,781

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

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the year ended December 31, 2022 were as follows:

	Bank Debt	Other Corporate Debt	Equity Securities	Total
Beginning balance	$483,970,602	$28,568,871	$12,489,257	$525,028,730
Net realized and unrealized gains (losses)	(16,007,901)	(2,616,909)	(2,090,442)	(20,715,252)
Acquisitions(1)	221,215,875	6,245	334,701	221,556,821
Dispositions	(186,361,848)	(4,175,384)	(510,436)	(191,047,668)
Transfers into Level 3(2)	7,041,150	—	—	7,041,150
Transfers out of Level 3(3)	(14,925,000)	—	—	(14,925,000)
Ending balance	$494,932,878	$21,782,823	$10,223,080	$526,938,781

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(14,698,324)	$(2,632,348)	$(2,100,879)	$(19,431,551)

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

Restricted Investments

The Company may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. See footnotes to the Consolidated Schedules of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

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

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar. There were no investments denominated in foreign currency as of December 31, 2022 and 2021.

Derivative Instruments:

The Company records all derivative financial instruments as either assets or liabilities at fair value on a gross basis in the Consolidated Statements of Assets and Liabilities.

Foreign Currency Forward Contracts and Warrants

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with only creditworthy counterparties. There were no open forward foreign currency contracts at December 31, 2022 and 2021.

The Company holds warrants and options in certain portfolio companies in an effort to achieve additional investment return. In purchasing warrants and options, the Company bears the risk of an unfavorable change in the value of the underlying equity interest. The aggregate fair value of warrants and options as of December 31, 2022 and 2021 represented 0.6% and 0.7% of the Company’s net assets, respectively.

Interest Rate Swap

The Company entered into a centrally-cleared interest rate swap (the “Interest Rate Swap”) to economically hedge the interest payable on the fixed rate tranche of the Company’s 2025 Private Placement Notes (as defined below) (see Note 4). The Company is required to deposit initial margin with the broker in the form of cash in an amount that varies depending on the size and risk proﬁle of the particular swap. Pursuant to the contract, the Company agrees to receive from or pay to the broker daily variation margin. The amounts related to the right to claim or the obligation to return cash collateral may not be used to offset amounts due under the interest rate swap contract in the normal course of settlement. Therefore, both the initial margin and variation margin paid are included as assets within Due from broker on the Consolidated Statements of Assets and Liabilities at December 31, 2022.

Changes in the fair value of the swap contract are presented as part of change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. The Interest Rate Swap is recorded at fair value and is presented as a liability on the Company's Consolidated Statements of Assets and Liabilities at December 31, 2022. Interest rate swap agreements are valued utilizing quotes received from independent pricing services or through brokers, which are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 4 for additional information on the Company’s Interest Rate Swap.

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

The tax returns of the Company remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Company as of December 31, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the consolidated financial statements.

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

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2022 and December 31, 2021, the following permanent differences attributable to non-deductible expenses and the amortization method for the discount on the Company's 2022 Convertible Notes were reclassified to the following accounts.

	December 31, 2022	December 31, 2021
Paid-in capital	$3,888,233	$1,849,597
Accumulated earnings (losses)	(3,888,233)	(1,849,597)

The tax character of distributions paid were as follows:

	December 31, 2022	December 31, 2021
Ordinary income	$27,571,457	$22,084,873
Tax return of capital	1,741,425	7,569,132
	$29,312,882	$29,654,005

As of December 31, 2022 and December 31, 2021, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2022	December 31, 2021
Non-expiring capital loss carryforwards(1)	$(401,155,603)	$(402,453,454)
Net unrealized gains (losses)(2)	(57,232,175)	(31,849,843)
Total accumulated earnings (losses)	$(458,387,778)	$(434,303,297)

(1)
Amount available to offset future realized capital gains.
(2)
The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to the timing and recognition of partnership income, non-deductible expenses, the accrual of income on securities in default, accounting for the Company's Interest Rate Swap, and investments in wholly owned subsidiaries.

During the year ended December 31, 2022, the Company utilized $2,888,408 of its capital loss carryforward.

At December 31, 2022 and December 31, 2021, gross unrealized appreciation and depreciation based on the cost of the Company's investments for U.S. federal income tax purposes were as follows:

	December 31, 2022	December 31, 2021
Tax basis of investments	$615,741,586	$573,715,741

Unrealized appreciation	49,398,479	9,337,793
Unrealized depreciation	(95,970,114)	(30,489,540)
Net unrealized depreciation(1)	$(46,571,635)	$(21,151,747)

(1)
Includes net unrealized depreciation on the Company's Interest Rate Swap.

During the fiscal year ended December 31, 2022, the following information is provided with respect to the ordinary income dividends paid by the Company.

Interest Dividends(1)	$27,284,045
Interest Related Dividends for Non-U.S. Residents(2)	$24,190,416

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and can be adopted on either a fully retrospective or modified retrospective basis. The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022. The impact of the Company’s adoption under the modified retrospective basis required a cumulative effect adjustment to opening net assets for the remaining unamortized original issue discount on the 2022 Convertible Notes, an increase to the Company’s debt balance as a result of the recombination of the equity conversion component of the 2022 Convertible Notes to bring the balance to par, net of deferred issuance costs, and a lower interest expense on the Consolidated Statements of Operations. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred $8,311,686, $7,784,188 and $10,799,832, respectively, in Management Fees.

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

For the years ended December 31, 2022, 2021 and 2020, the Company incurred $3,422,362, $249,385 and $6,304,333, respectively, in Incentive Fees on income. For the year ended December 31, 2021, the Advisor voluntarily waived Incentive Fees on income of $79,383, resulting in net Incentive Fees on income of $170,002. For the year ended December 31, 2020, the Advisor waived Incentive Fees on income of $6,304,333, resulting in no net Incentive Fees on income for the period. As of December 31, 2022 and 2021, there was $3,403,349 and $170,002, respectively, of Incentive Fees payable based on income. The payment of Incentive Fee based on income of $3,403,349 at December 31, 2022 was deferred pursuant to the Incentive Fee deferral provision discussed above.

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

The Company is required under GAAP to accrue an Incentive Fee on capital gains on a hypothetical liquidation basis, based upon net realized capital gains and unrealized capital appreciation and depreciation on investments held at the end of each period. The accrued Incentive Fee on capital gains assumes all unrealized capital appreciation and depreciation is realized in order to reflect an Incentive Fee on capital gains (if any) that would be payable at each measurement date, even though unrealized capital appreciation is not permitted to be considered in determining the Incentive Fee on capital gains actually payable for each Annual Period under the Current Management Agreement. If such amount is positive at the end of the period, an Incentive Fee on capital gains is accrued equal to 17.5% of such amount for periods ended after May 2, 2020, (or 20%, for periods ended prior to May 2, 2020), less the amount of any Incentive Fees on capital gains already accrued during the Annual Period. If the resulting calculation amount is negative, the accrual for GAAP in a given period may result in the reduction or reversal of Incentive Fee expense on capital gains previously accrued during the Annual Period.

Incentive Fees on capital gains accrued (reversed) on a liquidation basis under GAAP for the years ended December 31, 2022, 2021 and 2020 were $(1,544,569), $1,544,569 and zero, respectively. As of December 31, 2022 and 2021, the balance of accrued Incentive Fees on capital gains was zero and $1,544,569, respectively. However, as of December 31, 2021, no Incentive Fees on capital gains were realized and payable to the Advisor as of such date. There can be no assurance that unrealized capital appreciation and depreciation will be realized in the future, or that any accrued capital gains Incentive Fee will become payable under the Current Management Agreement. Incentive Fee amounts on capital gains actually paid by the Company will specifically exclude consideration of unrealized capital appreciation, consistent with requirements under the Investment Advisers Act of 1940 (the “Advisers Act”) and the Current Management Agreement.

For purposes of calculating the Incentive Fee based on capital gains, “Annual Period” means the period beginning on July 1 of each calendar year, including the calendar year prior to the year in which the investment management agreement became effective, and ending on June 30 of the next calendar year. Capital gains and losses are calculated using the difference between proceeds received and either (i) fair market value at the beginning of the Annual Period or (ii) cost for investments acquired during the Annual Period. In calculating whether the portion of the Incentive Fee based on capital gains is payable with respect to any period, the Company accounts for assets on a security-by-security basis. In addition, the Company uses the “period-to-period” method pursuant to which the portion of the Incentive Fee based on capital gains for any period is based on realized capital gains for the period reduced by realized capital losses and gross unrealized capital depreciation for the period. Based on current interpretations of Section 205(b)(3) of the Advisers Act by the SEC and its staff, the calculation of unrealized depreciation for each portfolio security over a period is based on the fair value of the security at the end of the period compared to the fair value at the beginning of the period. Incentive Fees earned in any of the periods described above are not subject to modification or repayment based upon performance in a subsequent period.

Other Expenses

The Company bears all expenses incurred in connection with its business, such as custodian, administrative, director fees and expenses, due diligence costs, registration and listing fees, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

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

Effective on May 2, 2020, after obtaining stockholder approval at the annual meeting of the Company’s stockholders held on May 1, 2020, the Company’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As of December 31, 2022 and 2021, the Company’s asset coverage was 225% and 276%, respectively.

Total debt outstanding and available at December 31, 2022 was as follows:

	Maturity	Rate		Carrying Value (1)	Available		Total Capacity
Credit Facility	2025	L+2.00%	(2)	$162,000,000	$103,000,000	(3)	$265,000,000	(4)
2025 Private Placement Notes (1)	2025	Fixed/Variable	(5)	91,003,161	—		91,003,161
Debt, net of unamortized issuance costs				$253,003,161	$103,000,000		$356,003,161

(1)
The carrying value of 2025 Private Placement Notes was comprised of the following:

December 31, 2022
Principal amount of debt	$92,000,000
Unamortized issuance costs	(996,839)
Carrying value	$91,003,161

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

The Company’s weighted average outstanding debt balance during the years ended December 31, 2022, 2021 and 2020 was $232,532,610, $181,797,885 and $310,955,762, respectively. The maximum amounts borrowed during the years ended December 31, 2022, 2021 and 2020 were $377,532,262, $219,078,123 and $356,304,028, respectively.

The weighted average annual interest cost, including the amortization of debt issuance cost, for the year ended December 31, 2022 was 5.36%, exclusive of commitment fees. The weighted average annual interest cost, including the amortization of original issue discount, for periods prior to January 1, 2022 (refer to the adoption of ASU 2020-06 in Note 2), and amortization of debt issuance costs, for the years ended December 31, 2021 and 2020 was 5.82% and 4.80%, respectively, exclusive of commitment fees. With respect to any unused portion of the commitments under the Credit Facility, the Company incurs an annual commitment fee of 0.40% (0.375% prior to May 22, 2020).

Total expenses related to debt for the years ended December 31, 2022, 2021 and 2020 included the following:

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Stated interest expense	$11,391,162	$8,081,899	$12,067,151
Amortization of original issue discount(1)	—	942,208	890,695
Amortization of deferred debt issuance costs	1,071,844	1,565,241	1,977,676
Total interest expense	12,463,006	10,589,348	14,935,522
Commitment and credit facility fees	677,396	1,031,551	648,692
Total	$13,140,402	$11,620,899	$15,584,214
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

The carrying and fair values of the Company’s outstanding debt as of December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$162,000,000	$146,610,000	$54,000,000	$51,300,000
2022 Convertible Notes	—	—	142,875,330	145,726,563
2025 Private Placement Notes	91,003,161	89,074,810	—	—
Total	$253,003,161	$235,684,810	$196,875,330	$197,026,563

At December 31, 2022, the Company was in compliance with all covenants required under the Credit Facility and 2025 Private Placement Notes.

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

Unsecured Convertible Senior Notes Due 2022

On June 13, 2017, the Company issued $143,750,000 in aggregate principal amount ($125,000,000 of the initial offering and $18,750,000 of the underwriters’ exercise of the overallotment option) of 5.00% Convertible Notes due 2022 under an indenture, dated as of June 13, 2017 (the “2022 Convertible Notes Indenture”). Net proceeds to the Company from the offering, including the exercise of the overallotment option, were approximately $139,800,000. The 2022 Convertible Notes matured on June 15, 2022, and the Company fully repaid the aggregate outstanding $143,720,000 principal amount (post noteholder conversion) plus outstanding accrued interest. The interest rate on the notes was 5.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, commencing on December 15, 2017. Holders were able to convert their notes at their option prior to the close of business on the business day immediately preceding December 15, 2021, in integral multiples of $1,000 principal amount, only under certain circumstances. Upon noteholder conversion, the Company was able to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election at an initial conversion rate of 118.2173 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $8.46 per share of the Company’s common stock. On or after December 23, 2021, the Company was able to redeem the 2022 Convertible Notes for cash, in whole or from time to time in part, at its option in accordance with their terms. During the year ended December 31, 2022, the Company issued 3,546 shares of common stock with an aggregate value of $30,000 to a noteholder who elected the conversion option in lieu of principal repayment pursuant to the redemption terms of the 2022 Convertible Notes Indenture.

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

In connection with the 2025 Private Placement Notes, the Company entered into a centrally cleared Interest Rate Swap to offset interest payable on the fixed rate tranche of the Notes. The notional amount of the Interest Rate Swap is $35,000,000 and matures on June 9, 2025. Under the swap agreement, the Company receives a fixed rate of 2.633% and pays a floating interest rate of SOFR. Such payments will be due annually. For the year ended December 31, 2022, the Company did not make any periodic payments. Since the swap contract has not been designated as a hedge accounting relationship pursuant to ASC 815, “Derivatives and Hedging,” both the net interest receivable and the change in the fair value of the swap contract are presented as part of the change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations. As of December 31, 2022, the Interest Rate Swap had a fair value of $(1,332,299) which is reflected as a liability on the Consolidated Statements of Assets and Liabilities. The fair value of the Interest Rate Swap is classified as Level 2 with respect to the fair value hierarchy. See Note 2 for further information.

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
5. Investments

Purchases of investments, including PIK, for the years ended December 31, 2022, 2021 and 2020 totaled $231,506,596, $275,047,711 and $143,538,052, respectively. Proceeds from sales, repayments and other exits of investments for the years ended December 31, 2022, 2021 and 2020 totaled $192,448,280, $250,607,406 and $277,596,336, respectively.

At December 31, 2022, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,920,592	$1,624,823
Unsecured debt	37,686,148	15,228,000
Subordinated debt	5,000,000	4,930,000
Senior secured loans:
First lien	455,458,846	447,490,518
Second/other priority lien	98,468,621	90,992,663
Total senior secured loans	553,927,467	538,483,181
Preferred stock	40,527,223	2,354,224
Common stock	10,611,548	—
Limited partnership/limited liability company interests	8,511,838	5,991,648
Equity warrants/options	115,348	1,877,208
Total investments	$658,300,164	$570,489,084

At December 31, 2021, investments consisted of the following:

	Cost	Fair Value
Senior secured notes	$1,914,346	$1,641,800
Unsecured debt	41,861,533	21,927,071
Subordinated debt	5,000,000	5,000,000
Senior secured loans:
First lien	405,193,486	409,626,942
Second/other priority lien	100,726,036	101,878,924
Total senior secured loans	505,919,522	511,505,866
Preferred stock	40,192,521	2,680,424
Common stock	10,611,548	—
Limited partnership/limited liability company interests	9,011,837	7,475,576
Equity warrants/options	115,348	2,333,257
Total investments	$614,626,655	$552,563,994

Industry Composition

As of December 31, 2022, the Company generally uses GICS to classify the industries of its portfolio companies. The following table shows the industry composition of the portfolio, at fair value, at December 31, 2022 and December 31, 2021 by GICS.

Industry	December 31, 2022	December 31, 2021
Software	15.2%	7.7%
Diversified Financial Services	14.5	13.6
Internet Software & Services	11.1	11.2
Diversified Consumer Services	8.3	7.0
Professional Services	7.2	6.5
Health Care Technology	4.4	4.4
Health Care Providers & Services	3.7	3.7
Road & Rail	2.6	10.5
Construction & Engineering	2.6	1.6
Insurance	2.5	2.0
Health Care Equipment & Supplies	2.5	2.7
IT Services	2.5	1.6
Containers & Packaging	2.5	2.1
Specialty Retail	1.9	1.5
Technology Hardware, Storage & Peripherals	1.8	0.9
Textiles, Apparel & Luxury Goods	1.7	4.2
Paper & Forest Products	1.7	—
Consumer Finance	1.3	2.3
Real Estate Management & Development	1.1	0.3
Commercial Services & Supplies	1.1	0.8
Media	1.0	3.3
Trading Companies & Distributors	1.0	1.1
Internet & Catalog Retail	1.0	0.8
Machinery	0.9	1.0
Hotels, Restaurants & Leisure	0.9	—
Wireless Telecommunication Services	0.8	0.9
Household Durables	0.8	1.1
Metals & Mining	0.6	0.7
Leisure Products	0.5	—
Automobiles	0.4	0.5
Building Products	0.4	0.4
Distributors	0.4	0.4
Life Sciences Tools & Services	0.4	—
Semiconductors & Semiconductor Equipment	0.4	—
Capital Markets	0.2	0.2
Electrical Equipment	0.1	0.1
Tobacco Related	—	2.4
Aerospace & Defense	—	1.7
Diversified Telecommunication Services	—	0.8
Chemicals	—	—
Oil, Gas & Consumable Fuels	—	—
Totals	100.0%	100.0%

The following table shows the geographic composition of the portfolio at fair value at December 31, 2022 and December 31, 2021. The geographic composition is determined by several factors including the location of the corporate headquarters and the country of registration of the portfolio company.

Geography	December 31, 2022	December 31, 2021
United States	85.4%	88.3%
United Kingdom	7.2	6.6
Germany	3.7	3.9
Canada	1.1	1.2
Switzerland	1.0	—
Slovenia	0.9	—
Australia	0.7	—
Totals	100.0%	100.0%

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

In the normal course of business, the Company invests in securities and enters into transactions where risks exist due to fluctuations in the market (market risk) or failure of the issuer of a security to meet all its obligations (issuer credit risk). The value of securities held by the Company may decline in response to certain events, including those directly involving the issuers whose securities are owned by the Company; conditions affecting the general economy; overall market changes; local, regional or global political, social or economic instability; and currency and interest rate and price fluctuations (see Item 1A. Risk Factors for further details). The impact of epidemics and pandemics such as the coronavirus, could affect the economies of many nations, individual companies and the market in general in ways that cannot necessarily be foreseen at the present time. Similar to issuer credit risk, the Company may be exposed to counterparty credit risk, or the risk that an entity with which the Company has unsettled, or open transactions may fail to or be unable to perform on its commitments. The Company manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Company to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Company’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their fair value recorded in the Consolidated Statements of Assets and Liabilities. The Company is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

6. Other Related Party Transactions

Advisor Reimbursements

The Current Management Agreement provides that the Company will reimburse the Advisor for costs and expenses incurred by the Advisor for administrative or operating services, office space rental, office equipment and utilities allocable to the Advisor under the investment management agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to the Company. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $103,276, $350,000 and $350,000 respectively, for its share of office space rental, which is included in investment advisor expenses on the Consolidated Statements of Operations.

From time to time, the Advisor and its affiliates may pay third party providers for goods or services utilized by the Company. The Company will subsequently reimburse the Advisor and its affiliates for such amounts. Reimbursements to the Advisor and their affiliates for such purposes during the years ended December 31, 2022, 2021 and 2020 were $161,895, $402,317 and $361,740, respectively.

No person who is an officer, director or employee of the Advisor and who serves as a director of the Company receives any compensation from the Company for such services. Directors who are not affiliated with the Advisor receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Administration

The Company also has entered into an administration agreement with BlackRock Financial Management, Inc. (the “Administrator”) under which the Administrator provides certain administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and the Company’s allocable portion of the cost of certain of the Company’s officers and their respective staffs. For the years ended December 31, 2022, 2021 and 2020 the Company incurred $1,407,775, $1,354,283 and $1,457,979, respectively, for such administrative services expenses.

Advisor Stock Transactions

At December 31, 2022 and December 31, 2021, BCIA did not own any shares of the Company. At both December 31, 2022 and December 31, 2021, other entities affiliated with the Administrator and Advisor beneficially owned less than 1% of the Company’s total shares of common stock outstanding.

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

For the years ended December 31, 2022 and 2021, declared dividends to common stockholders were as follows:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
March 1, 2022	March 17, 2022	April 7, 2022	Regular	$0.10	$7,380,270	$698,261
April 27, 2022	June 16, 2022	July 7, 2022	Regular	0.10	7,363,184	744,840
August 2, 2022	September 15, 2022	October 6, 2022	Regular	0.10	7,312,237	691,653
October 28, 2022	December 16, 2022	January 6, 2023	Regular	0.10	7,257,191	736,774
Total				$0.40	$29,312,882	$2,871,528

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount	Reinvested dividends paid during quarter (1) (2)
March 2, 2021	March 17, 2021	April 7, 2021	Regular	$0.10	$7,441,594	$—
April 28, 2021	June 16, 2021	July 7, 2021	Regular	0.10	7,413,594	541,771
July 28, 2021	September 15, 2021	October 6, 2021	Regular	0.10	7,405,845	593,078
November 2, 2021	December 16, 2021	January 6, 2022	Regular	0.10	7,392,972	628,043
Total				$0.40	$29,654,005	$1,762,892

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

On May 13, 2020, the Company's Board adopted further amendments to the Plan. Under the terms of the amended Plan, if the Company makes a Cash/Stock Dividend, each stockholder will be required to elect whether to receive the dividend in cash or in shares of the Company's common stock (“Common Shares”), pursuant to such notices, forms or other documentation as may be provided to the stockholder by the Company (the “Election Forms”). If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in cash, the stockholder will be deemed to have elected not to participate in the Plan solely with respect to such Cash/Stock Dividend and will receive the dividend in cash subject to any rules applicable to the dividend that may limit the portion of the dividend the Company is required to pay in cash. If the stockholder is a Plan participant and elects to receive the Cash/Stock Dividend in stock, the stockholder will receive the dividend in newly issued Common Shares. The number of newly issued Common Shares credited to the stockholders' account in either case will be determined by dividing the dollar amount of the dividend (or portion of the dividend to be paid in Common Shares) by the price per Common Share determined in accordance with the Election Forms rather than pursuant to the formula(s) otherwise applicable under the Plan. At the Company's special meeting of stockholders held on May 3, 2022, stockholders did not approve the Company's ability to sell or otherwise issue shares of common stock at a price below its then current net asset value per share for a 12-month period expiring on the anniversary of the date of stockholder approval.

On November 2, 2021, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, effective until the earlier of November 2, 2022 or such time that all of the authorized shares have been repurchased (the “Company Repurchase Plan”), in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”). On November 2, 2022, authorization to repurchase the remaining 6,598,268 shares expired. On October 28, 2022, the Company’s Board authorized the Company to purchase up to a total of 8,000,000 shares, commencing on November 7, 2022 and effective until the earlier of November 6, 2023 or such time that all of the authorized shares have been repurchased, subject to the terms of a share repurchase program, if in effect. As of December 31, 2022, 8,000,000 shares remained available for repurchase.

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2022:

December 31, 2022	Shares Repurchased	Price Per Share	Total Cost
Company Repurchase Plan	1,308,626	$3.73	$4,884,316

The following table summarizes the total shares repurchased and amounts paid by the Company under the Company Repurchase Plan, including broker fees, for the year ended December 31, 2021:

December 31, 2021	Shares Repurchased	Price Per Share	Total Cost
Company Repurchase Plan	589,678	$3.72	$2,192,527

Since inception of the original repurchase plan through December 31, 2022, the Company has purchased 11,909,890 shares of its common stock on the open market for $73,373,702, including brokerage commissions through the repurchase plan. The Company currently holds the shares it repurchased in treasury stock.

8. Earnings (Loss) per share

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets from operations per share (earnings (loss) per share) for the years ended December 31, 2022, 2021 and 2020.

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Earnings (Loss) per share – basic:
Net increase (decrease) in net assets resulting from operations	$3,486,976	$66,488,228	$(103,852,603)
Weighted average shares outstanding – basic	73,314,124	74,153,145	69,801,849
Earnings (Loss) per share – basic	$0.05	$0.90	$(1.49)
Earnings (Loss) per share – diluted:
Net increase (decrease) in net assets resulting from operations, before adjustments	$3,486,976	$66,488,228	$(103,852,603)
Adjustments for interest on unsecured convertible senior notes(1)	—	9,064,793	—
Net increase (decrease) in net assets resulting from operations, as adjusted	$3,486,976	$75,553,021	$(103,852,603)
Weighted average shares outstanding – diluted(1)	73,314,124	91,146,882	69,801,849
Earnings (Loss) per share – diluted	$0.05	$0.83	$(1.49)

(1)
The Company’s 2022 Convertible Notes were repaid on their June 15, 2022 maturity (see Note 4). No adjustments for interest or incremental shares were included for the year ended December 31, 2022 because the effect would be antidilutive. Due to a net decrease in net assets from operations for the year ended December 31, 2020, no incremental shares were included because the effect would be antidilutive.

Diluted earnings per share is computed using the if-converted method, which assumes conversion of convertible securities at the beginning of the reporting period and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur.

9. Commitments and contingencies

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under these arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. There were no such guarantees outstanding at December 31, 2022 and 2021. In addition, from time to time, the Company may provide for a commitment to a portfolio company for investment in an existing or new security. At December 31, 2022 and 2021, the Company had unfunded commitments of $72.1 million across 51 portfolio companies and $49.4 million across 35 portfolio companies, respectively. The aggregate fair value of unfunded commitments at December 31, 2022 and 2021 was $70.0 million and $49.1 million, respectively. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

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

10. Financial highlights

The following per share data and ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights for a common share outstanding for the each of the five years in the period ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data:
Net asset value, beginning of period	$4.73	$4.23	$6.33	$7.07	$7.83

Investment Operations:
Net investment income, before incentive fees	0.43	0.29	0.49	0.64	0.66
Incentive fees(1)	(0.03)	(0.02)	—	(0.03)	—
Net investment income(1)	0.40	0.27	0.49	0.61	0.66
Net realized and unrealized gain (loss)	(0.35)	0.63	(1.98)	(0.71)	(0.79)
Total from investment operations	0.05	0.90	(1.49)	(0.10)	(0.13)

Cumulative effect of adjustment for the adoption of ASU 2020-06(2)	(0.01)	—	—	—	—
Issuance/reinvestment of stock at prices (below) net asset value	—	—	(0.20)	—	—
Repurchase of common stock	0.02	—	0.03	—	0.09

Dividends to stockholders, excluding tax return of capital(3)	(0.38)	(0.30)	(0.32)	(0.63)	(0.70)
Tax return of capital	(0.02)	(0.10)	(0.12)	(0.01)	(0.02)
Total distributions	(0.40)	(0.40)	(0.44)	(0.64)	(0.72)

Net asset value, end of period	$4.39	$4.73	$4.23	$6.33	$7.07

Market price at end of period	$3.62	$4.00	$2.69	$4.97	$5.29
Total return based on market price(4)	0.22%	64.33%	(35.70)%	5.32%	(4.44)%
Total return based on net asset value(5)	2.78%	23.57%	(20.61)%	0.36%	1.61%
Shares outstanding at end of period	72,571,907	73,876,987	74,466,665	68,836,255	68,921,798

Ratios to average net assets:
Operating expenses, before incentive fees	4.01%	3.89%	4.84%	4.00%	3.90%
Interest and other debt related expenses	3.89%	3.47%	4.35%	3.31%	2.80%
Total expenses, before incentive fees	7.90%	7.36%	9.19%	7.31%	6.70%
Incentive fees(1)	0.56%	0.51%	—	0.39%	—
Total expenses, after incentive fees	8.46%	7.87%	9.19%	7.70%	6.70%
Net investment income	8.70%	5.93%	9.56%	8.91%	8.72%

Net assets at end of period	$318,522,353	$349,651,973	$315,010,277	$435,608,981	$487,020,154
Portfolio turnover rate	35%	49%	21%	25%	40%
Weighted average interest rate on debt(6)	5.36%	5.82%	4.80%	5.80%	5.79%
Weighted average debt outstanding	$232,532,610	$181,797,885	$310,955,762	$249,099,570	$241,446,017
Weighted average shares outstanding	73,314,124	74,153,145	69,801,849	68,836,590	71,373,570
Weighted average debt per share(7)	$3.17	$2.45	$4.45	$3.62	$3.38

(1)
For the year ended December 31, 2022, net investment income per share amount displayed above is net of incentive fees based on income of $0.05 per share or 1.01% of average net assets, and is also net of a reversal of hypothetical liquidation basis GAAP incentive fees on capital gains of $(0.02) per share or (0.46)% of average net assets. For the year ended December 31, 2021, net investment income per share amount displayed above is net of an accrual of hypothetical liquidation basis GAAP incentive fees on capital gains of $0.02 per share, or 0.46% of average net assets, and is also net of incentive fees based on income (net of waiver). For the year ended December 31, 2019, net investment income per share amount displayed above is net of incentive fees based on income (net of waiver) of $0.03 per share.

(2)
The Company adopted ASU 2020-06 under the modified retrospective basis as of January 1, 2022 (see Notes 2 and 4).
(3)
Dividends for annual periods are determined in accordance with federal income tax regulations and there may be differences between book and tax amounts (see Note 2).
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
(6)
Weighted average interest rate on debt includes contractual interest, amortization of debt issuance costs (see Note 4), and original issue discount for periods prior to January 1, 2022 (refer to the adoption of ASU 2020-06 in Note 2).
(7)
Weighted average debt per share is calculated as weighted average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11. Senior Securities

Information about our senior securities is shown in the following table as of end of the last ten fiscal years and the period ended December 31, 2022. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding (in 000’s)	Asset Coverage per Unit(5)	Involuntary Liquidating Preference Per Unit(6)	Average Market Value Per Unit(7)
Credit Facility(1)
Fiscal Year 2022	$162,000	$2,246	$—	N/A
Fiscal Year 2021	$54,000	$2,758	$—	N/A
Fiscal Year 2020	$38,800	$2,706	$—	N/A
Fiscal Year 2019	$174,400	$2,352	$—	N/A
Fiscal Year 2018	$49,000	$3,542	$—	N/A
Fiscal Year 2017	$16,000	$3,655	$—	N/A
Fiscal Year 2016	$190,000	$2,754	$—	N/A
Fiscal Year 2015	$60,000	$3,023	$—	N/A
Fiscal Year 2014	$144,000	$2,713	$—	N/A
Fiscal Year 2013	$179,000	$2,460	$—	N/A
Unsecured Senior Notes Due 2025(1)
Fiscal Year 2022	$92,000	$2,246	$—	N/A
Convertible Notes Due 2022(1)
Fiscal Year 2022	N/A	N/A	$—	N/A
Fiscal Year 2021	$143,750	$2,758	$—	N/A
Fiscal Year 2020	$143,750	$2,706	$—	N/A
Fiscal Year 2019	$143,750	$2,352	$—	N/A
Fiscal Year 2018	$143,750	$3,542	$—	N/A
Fiscal Year 2017	$143,750	$3,665	$—	N/A
Convertible Notes Due 2018(2)
Fiscal Year 2022	N/A	N/A	$—	N/A
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	$55,041	$3,665	$—	N/A
Fiscal Year 2016	$115,000	$2,754	$—	N/A
Fiscal Year 2015	$115,000	$3,023	$—	N/A
Fiscal Year 2014	$115,000	$2,713	$—	N/A
Fiscal Year 2013	$115,000	$2,460	$—	N/A
Senior Secured Notes(3)
Fiscal Year 2022	N/A	N/A	$—	N/A
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	N/A	N/A	$—	N/A
Fiscal Year 2016	$17,000	$2,754	$—	N/A
Fiscal Year 2015	$175,000	$3,023	$—	N/A
Fiscal Year 2014	$175,000	$2,713	$—	N/A
Fiscal Year 2013	$175,000	$2,460	$—	N/A
Term Loan(4)
Fiscal Year 2022	N/A	N/A	$—	N/A
Fiscal Year 2021	N/A	N/A	$—	N/A
Fiscal Year 2020	N/A	N/A	$—	N/A
Fiscal Year 2019	N/A	N/A	$—	N/A
Fiscal Year 2018	N/A	N/A	$—	N/A
Fiscal Year 2017	N/A	N/A	$—	N/A
Fiscal Year 2016	$15,000	$2,754	$—	N/A
Fiscal Year 2015	$15,000	$3,023	$—	N/A
Fiscal Year 2014	$15,000	$2,713	$—	N/A
Fiscal Year 2013	$10,000	$2,460	$—	N/A

(1)
For further information on the Company’s Credit Facility, Unsecured Senior Notes Due 2025 and Convertible Notes Due 2022 (prior to their maturity), refer to Note 4 of the consolidated financial statements.

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
12. Subsequent events

On February 28, 2023, the Company’s Board declared a dividend of $0.10 per share, payable on April 6, 2023 to stockholders of record at the close of business on March 16, 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures, include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Interim Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

a)
Documents Filed as Part of this Report

The following reports and consolidated financial statements are set forth in Item 8:

b)
Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (2)

3.3	Amended and Restated By-laws of the Registrant (8)

4.1	Description of Capital Stock (9)

4.2	Form of Stock Certificate of the Registrant (3)

10.1	Second Amended and Restated Investment Management Agreement between the Registrant and BlackRock Capital Investment Advisors, LLC (10)

10.2	Administration Agreement between the Registrant and BlackRock Financial Management, Inc. (4)

10.3	Amended and Restated Dividend Reinvestment Plan (5)

10.4	Custodian Services Agreement between PFPC Trust Company and the Registrant (4)

10.5	Foreign Custody Manager Agreement among Citibank, N.A., PFPC Trust Company and the Registrant (3)

10.6

Sixth Amendment, dated as of April 23, 2021, by and among BlackRock Capital Investment Corporation, the subsidiary guarantors party thereto, the lender party thereto and Citibank, N.A., as administrative agent (7)

10.7	Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (6)

10.8	First Supplemental Indenture dated as of June 13, 2017 to the Indenture dated as of June 13, 2017 between the Registrant as Issuer and Wilmington Trust, National Association as Trustee (6)

10.9	Transfer Agency and Service Agreement Among Each of the BlackRock Business Development Companies and Computershare Trust Company, N.A. and Computershare Inc. (10)

10.10	Master Note Purchase Agreement, dated April 21, 2022, by and among the Registrant and the Purchasers signatory thereto (11)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14.1*	Code of Ethics of the Registrant and the Advisor

14.2*	Code of Ethics and Business Conduct of the Registrant

14.3*	Code of Ethics for Chief Executive and Senior Financial Officers

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(4) Previously filed with the Registrant’s Form 10-K dated as of December 31, 2005.

(5) Previously filed with the Registrant’s Form 8-K dated as of May 15, 2020.

(6) Previously filed with the Registrant’s Form 8-K dated as of June 13, 2017.

(7) Previously filed with the Registrant’s Form 8-K dated as of April 29, 2021.

(8) Previously filed with the Registrant’s Form 8-K dated as of April 30, 2018.

(9) Previously filed with the Registrant’s Form 10-Q for the period ended March 31, 2020.

(10) Previously filed with the Registrant's Form 10-K for the year ended December 31, 2020.

(11) Previously filed with the Registrant’s Form 8-K dated as of April 22, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKROCK CAPITAL INVESTMENT CORPORATION

Date: March 1, 2023	By:	/s/ JAMES E. KEENAN
James E. Keenan
Interim Chief Executive Officer

Each of the officers and directors of BlackRock Capital Investment Corporation whose signature appears below, in so signing, also makes, constitutes and appoints each of James E. Keenan and Chip Holladay, or either of them, each acting alone, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to the Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE
/s/	JAMES E. KEENAN	Interim Chief Executive Officer	March 1, 2023
	James E. Keenan	(principal executive officer) and Chairman of the Board of Directors
/s/	NIK SINGHAL	President	March 1, 2023
Nik Singhal
/s/	CHIP HOLLADAY	Interim Chief Financial Officer and Treasurer	March 1, 2023
	Chip Holladay	(principal financial and accounting officer)
/s/	JOHN R. BARON	Director	March 1, 2023
John R. Baron
/s/	JERROLD B. HARRIS	Director	March 1, 2023
Jerrold B. Harris
/s/	WILLIAM E. MAYER	Director	March 1, 2023
William E. Mayer
/s/	MERIDEE A. MOORE	Director	March 1, 2023
Meridee A. Moore
/s/	MAUREEN K. USIFER	Director	March 1, 2023
Maureen K. Usifer